Form 10QSB
period 1996-03-31
BOSTON PRIVATE BANCORP INC
filed 1996-05-10
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                   For quarterly period ended: MARCH 31, 1996

                                       OR
       / / Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from              to
                                         --------------  --------------

                           Commission File No: 0-17089


                          BOSTON PRIVATE BANCORP, INC.
      -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        COMMONWEALTH OF MASSACHUSETTS                      04-2976299
      ---------------------------------               -------------------
        (State or Other Jurisdiction                     (IRS Employer
      of Incorporation or Organization)               Identification No.)

                    TEN POST OFFICE SQUARE, BOSTON, MA 02109
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 556-1900
      -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
      -------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ( X )    No
    -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1996:

      Common Stock - Par Value $1.00                   5,803,004 shares
      ------------------------------                   ----------------
                  (class)                                (outstanding)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

            Cover Page                                                     1

            Index                                                          2

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Operations                    4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis or
              Plan of Operations                                        7-12


                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings                                             13

Item 2      Changes in Securities                                         13

Item 3      Default upon Senior Securities                                13

Item 4      Submission of Matters to a Vote of Security Holders           13

Item 5      Other Information                                             13

Item 6      Exhibits and Reports on Form 8-K                              13

            Signature Page                                                14

                               BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,  DECEMBER 31,
                                                                                        1996         1995
                                                                                      --------   -----------
                                                                                          (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                               $  6,712     $  8,695
Federal funds sold                                                                       2,600          500
Investment securities available for sale (amortized cost of $27,474 and
     $22,106 at March 31, 1996 and December 31, 1995, respectively)                     27,329       22,292
Investment securities held to maturity (market value of $9,757 and
     $12,783 at March 31, 1996 and December 31, 1995, respectively)                      9,797       12,809
Mortgage-backed securities available for sale (amortized cost of $119
     at December 31, 1995)                                                                  --          119
Mortgage-backed securities held to maturity (market value of $30,551 and
     $31,967 at March 31, 1996 and December 31, 1995, respectively)                     30,820       31,933
Stock in Federal Home Loan Bank of Boston                                                3,317        3,317
Loans receivable:
     Commercial                                                                         71,868       72,729
     Residential mortgage                                                               78,456       74,447
     Home equity                                                                         8,273        7,783
     Other                                                                                 274          297
                                                                                      --------     --------
         Total loans                                                                   158,871      155,256
     Less allowance for possible loan losses                                            (2,003)      (1,942)
                                                                                      --------     --------
         Net loans                                                                     156,868      153,314

Other real estate owned                                                                    245          245
Premises and equipment, net                                                              1,146        1,174
Excess of costs over net assets acquired, net                                            4,309        4,390
Accrued interest receivable                                                              1,801        1,694
Deferred income tax asset, net                                                             966          847
Other assets                                                                               489          222
                                                                                      --------     --------

         Total assets                                                                 $246,399     $241,551
                                                                                      ========     ========


LIABILITIES:
     Deposits                                                                         $174,779     $178,885
     Securities sold under agreements to repurchase                                     11,544        3,798
     Federal Home Loan Bank of Boston borrowings                                        39,462       38,143
     Payable due to acquisition                                                          1,513        2,017
     Accrued interest payable                                                              501          508
     Other liabilities                                                                     745          796
                                                                                      --------     --------
         Total liabilities                                                             228,544      224,147
                                                                                      --------     --------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share;
     shares authorized:  18,000,000;
     shares issued:  5,798,371 in 1996 and 5,756,704 in 1995                             5,798        5,757
Additional paid-in capital                                                              12,224       12,114
Accumulated deficit                                                                        (40)        (541)
Treasury stock:  15,117 shares in 1996 and 20,017 shares in 1995                           (34)         (45)
Unrealized gain (loss) on securities available for sale, net                               (93)         119
                                                                                      --------     --------
         Total stockholders' equity                                                     17,855       17,404
                                                                                      --------     --------

Total liabilities and stockholders' equity                                            $246,399     $241,551
                                                                                      ========     ========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                    -------------------------------------
                                                           1996            1995
                                                        ----------     -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                   $    1,707      $    1,196
     Residential mortgage loans                              1,430             941
     Home equity and other loans                               178             159
     Investment securities                                     507             589
     Mortgage-backed securities                                475             479
     FHLB stock dividends                                       52              72
     Federal funds sold                                         15              86
     Deposits in banks                                          15               1
                                                        ----------      ----------
         Total interest and dividend income                  4,379           3,523
                                                        ----------      ----------

Interest expense:
     NOW                                                        49              52
     Savings                                                    32              54
     Money market                                              657             344
     Certificates of deposit                                   753             803
     Federal funds purchased                                    43              --
     Securities sold under agreements to
       repurchase                                               82              51
     FHLB borrowings                                           615             555
     Payable due to acquisition                                 20              --
                                                        ----------      ----------
         Total interest expense                              2,251           1,859
                                                        ----------      ----------
     Net interest income                                     2,128           1,664
Provision for possible loan losses                              67              38
                                                        ----------      ----------
     Net interest income after provision for
       possible loan losses                                  2,061           1,626
                                                        ----------      ----------

Fees and other income:
     Trust and investment management                           733             174
     Deposit account service charges                            40              38
     Gain (loss) on sale of loans                               35              --
     Gain (loss) on sale of investment securities                3              --
     Gain (loss) on sale of mortgage-backed securities          (3)             --
     Other                                                      60              28
                                                        ----------      ----------
         Total fees and other income                           868             240
                                                        ----------      ----------

Operating expense:
     Salaries and employee benefits                          1,363             839
     Occupancy                                                 111              94
     Equipment                                                  87              61
     Data processing                                            27              23
     FDIC insurance premiums                                    --              76
     Legal expense                                              49              53
     Marketing                                                  66              99
     Amortization of intangibles                                81               9
     Other                                                     391             293
                                                        ----------      ----------
         Total operating expense                             2,175           1,547
                                                        ----------      ----------
     Income before income taxes                                754             319
Income tax expense                                             253              --
                                                        ----------      ----------
     Net income                                         $      501      $      319
                                                        ==========      ==========
Net income per share                                    $     0.08      $     0.06
                                                        ==========      ==========
Weighted average common and common equivalent shares
 outstanding                                             6,070,000       5,618,000
                                                        ==========      ==========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                              1996              1995
                                                              ----              ----
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                              $    501        $   319
     Adjustments to reconcile net income to net
       cash from operating activities:
          Depreciation and amortization                           165             54
          (Gain) loss on sale of loans                            (35)            --
          Provision for possible loan losses                       67             38
          Payments received on other real estate owned             --             12
          Loans originated for sale                            (4,822)            --
          Proceeds from sale of loans                           4,857             --
          (Increase) decrease in:
               Accrued interest receivable                       (107)            84
               Other assets                                      (267)          (126)
          Increase (decrease) in:
               Accrued interest payable                            (7)           187
               Other liabilities                                  (51)          (223)
                                                             --------        -------
                    Net cash provided (used) by operating
                      activities                                  301            345
                                                             --------        -------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                 (2,100)        (5,050)
     Investment securities available for sale:
          Purchases                                           (11,136)        (3,013)
          Sales                                                 4,055             --
          Maturities                                            1,719          2,000
     Investment securities held to maturity:
          Maturities                                            3,000          5,000
     Mortgage-backed securities available for sale:
          Sales                                                   116             --
     Mortgage-backed securities held to maturity:
          Principal payments                                    1,107            520
     Net decrease (increase) in loans                          (3,618)        (6,362)
     Recoveries on loans previously charged off                    24             46
     Capital expenditures                                         (48)          (328)
                                                             --------        -------
                    Net cash provided (used) by
                      investing activities                     (6,881)        (7,187)
                                                             --------        -------

Cash flows from financing activities:
     Net increase (decrease) in deposits                       (4,106)        (2,097)
     Net increase (decrease) in repurchase agreements           7,746          8,437
     FHLB advances:
          Proceeds                                             31,000             --
          Repayments                                          (29,681)           (53)
     Net increase (decrease) in payable due to acquisition       (524)            --
     Proceeds from issuance of common stock                       162             --
                                                             --------        -------
                    Net cash provided (used) by
                      financing activities                      4,597          6,287
                                                             --------        -------

     Net increase (decrease) in cash and due from banks        (1,983)          (555)
     Cash and due from banks at beginning of year               8,695          4,581
                                                             --------        -------
     Cash and due from banks at end of period                $  6,712        $ 4,026
                                                             ========        =======

Supplementary Disclosures:
     Cash paid during the period for interest                $  2,238        $ 1,674
     Cash paid during the period for income taxes                 237             --
     Non-cash transactions:
        Increase (decrease) in unrealized gain (loss)
          on securities available for sale, net of
            estimated income taxes                               (212)           178

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

    The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), BPB Securities Corporation, BPB Securities Corporation II, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses and valuation of other real estate owned. In connection with the determination of the allowance for possible loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties.

    The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and include all necessary adjustments, which in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

    These interim financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements and accompanying notes included in the Annual Report to Shareholders. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

(2) Earnings Per Share

    The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period.

(3) Reclassifications

    Certain fiscal 1995 information has been reclassified to conform with the 1996 presentation.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL
- -------

    Boston Private Bancorp, Inc., (the "Company"), is a one-bank holding company which holds all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. Of the 18,000,000 shares of common stock authorized, par value $1.00, 5,783,254 shares of Boston Private Bancorp, Inc. common stock were issued and outstanding at March 31, 1996.

    The Bank pursues a "private banking" mission and is principally engaged in providing banking, investment and fiduciary products to successful individuals, their families and their businesses as well as to foundations and institutional clients. The Bank offers a full range of banking and investment management services to its domestic and international clientele. The Bank's deposit services include checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans and credit card services. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

    On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of the investment management business of Cunningham, Henderson, and Papin Incorporated ("CH&P, Inc.") for a purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. The balance of the purchase price is payable in semi annual installments over the next two years, 75% in cash and 25% in the common stock of the Company. The acquisition was accounted for as a purchase. Accordingly, the results of operations of CH&P Inc. have been included with those of the Company subsequent to the date of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of securities from the available for sale portfolio. These sources fund the Company's lending and investment activities.

    Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of liquidity. At March 31, 1996, cash, federal funds sold and securities available for sale amounted to $36.6 million, or 14.9% of total assets. This compares to $31.6 million, or 13.1% of total assets at December 31, 1995. In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

    In contrast to the Bank, the holding company maintains minimal liquidity because substantially all of its assets consist of the stock of the Bank. The holding company's primary potential sources of funds are dividends from the Bank, issuance of additional common stock, and borrowings.

    -- Capital Resources. Total stockholders' equity of the Company at March 31, 1996 was $17.9 million, as compared to $17.4 million at December 31, 1995. This increase was the result of the Company's net income for the quarter of $501,000, plus the issuance of common stock relating to the acquisition of CH&P Inc. and the exercise of stock options, less the change in the unrealized gain (loss) on securities available for sale, net of estimated income tax benefit.

    The Bank is subject to a number of regulatory capital measures. At March 31, 1996, the Bank's Tier I leverage capital ratio stood at 5.66%, compared to 5.54% at December 31, 1995. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 10.27% and a Total risk adjusted capital ratio of 11.52% at March 31, 1996. This compares to a Tier I risk adjusted capital ratio of 10.31% and a Total risk adjusted capital ratio of 11.54% at December 31, 1995. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank, therefore, is considered to be "well capitalized."

BALANCE SHEETS
- --------------

    -- Total Assets. Total assets increased $4.8 million, or 2.0%, to $246.4 million at March 31, 1996 from $241.6 million at December 31, 1995. An increase in portfolio lending during the first three months of 1996 was the primary reason for the change. The increase in total assets was primarily funded by growth in customer repurchase agreements, which increased $7.7 million, or 203.9%.

    -- Loans. Total loans were $158.9 million, or 64.5% of total assets, at March 31, 1996, compared to $155.3 million, or 64.3% of total assets, at December 31, 1995. This increase of $3.6 million, or 2.3%, was primarily attributable to increased loan originations in the residential loan portfolio. Residential mortgage loans increased $4.0 million, or 5.4%, while commercial loans decreased $861,000, or 1.2%, and home equity and other loans increased $467,000, or 5.8%. The Company continues its efforts to identify quality lending opportunities.

    -- Investments. Total investments (consisting of federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $73.9 million, or 30.0% of total assets, at March 31, 1996, compared to $71.0 million, or 29.4% of total assets, at December 31, 1995. Of the total investment portfolio at March 31, 1996, $27.3 million were securities identified as available for sale. The available for sale portfolio carried a total of $145,000 in net unrealized losses at March 31, 1996.

    -- Deposits and Borrowings. Total deposits decreased $4.1 million, or 2.3%, during the first quarter of 1996, from $178.9 million, or 74.1% of total assets, at December 31, 1995, to $174.8 million, or 70.9% of total assets, at March 31, 1996. This decrease was primarily attributable to the level of demand deposit balances declining during the first quarter of 1996. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $9.1 million, or 21.6%, during the first three months of 1996. This increase was attributable to an increase in repurchase agreements with cash management customers of the Company. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.

ASSET QUALITY
- -------------

    -- Non-Performing Assets. The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                    MARCH 31,    DECEMBER 31,
                                                    ---------    ------------
                                                       1996          1995
                                                       ----          ----
                                                     (DOLLARS IN THOUSANDS)

    Loans accounted for on a nonaccrual basis        $  710          $443
    Loans past due 90 days or more, but still
      accruing                                          346           194
                                                     ------          ----
    Total non-performing loans                        1,056           637
    Other real estate owned                             245           245
                                                     ======          ====
    Total non-performing assets                      $1,301          $882
                                                     ======          ====

    Restructured loans                               $   --          $ --
    Delinquent loans 30-89 days past due              1,456           304

    Non-performing loans as a percent of gross
      loans                                             .66%          .41%
    Non-performing assets as a percent of total
      assets                                            .53%          .37%
    Delinquent loans 30-89 days past due as a
      percent of gross loans                            .92%          .20%

    At March 31, 1996, the Company had non-performing assets of $1.3 million, which represented .53% of total assets. The Company's non-performing assets consisted of three loans over 90 days past due and still accruing interest with an aggregate principal balance of $346,000, six nonaccruing loans with an aggregate principal balance of $710,000, and two OREO properties with total book value of $245,000. The $419,000, or 65.8%, increase in non-performing loans, from $637,000 at December 31, 1995, to $1.1 million at March 31, 1996, is primarily attributable to two loans, totaling $560,000, which became non-performers earlier in the quarter, but which are fully secured.

Non-performing assets increased $419,000, or 47.5%, from $882,000 at December 31, 1995, to $1.3 million at March 31, 1996, as a result of the increase in non-performing loans mentioned above. At both March 31, 1996 and December 31, 1995, the Company did not have any loans required to be disclosed as troubled debt restructurings. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due. See "Allowance for Possible Loan Losses."

    -- Delinquencies. At March 31, 1996, loans with an aggregate balance of $1.5 million were 30 to 89 days past due, an increase of $1.2 million, or 379.6%, from $304,000 reported at December 31, 1995. Most of these loans are well secured and management's success in keeping these borrowers current varies from month to month.

    -- Allowance for Possible Loan Losses. During the first three months of 1996, the Company made provisions to the allowance for possible loan losses totaling $67,000 and had $6,000 in charge-offs net of recoveries, bringing the balance in the allowance to $2,003,000, compared to $1,942,000 at December 31, 1995. The allowance, expressed as a percentage of total loans, was 1.26% as of March 31, 1996, compared to 1.25% at December 31, 1995. The allowance for possible loan losses was 189.7% of non-performing loans at March 31, 1996, compared to 304.9% of non-performing loans at December 31, 1995.

    While management evaluates currently available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for possible loan losses. These agencies may require additions to the allowances based on their own judgments about information available to them at the time of their examination.

    As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economy, it will continue to evaluate the adequacy of the allowance for possible loan losses. Notwithstanding these future evaluations, management believes that the allowance for possible loan losses as of March 31, 1996 is adequate based upon the information currently available.

STATEMENTS OF INCOME, THREE MONTHS ENDED MARCH 31, 1996 and 1995
- ----------------------------------------------------------------

    -- Net Income. The Company recorded net income of $501,000, or $.08 per share, for the three months ended March 31, 1996, compared to $319,000, or $.06 per share, for the same period in 1995. Revenues generated by increases in investment management and lending were partially offset by increases in funding costs and operating expense.

    -- Net Interest Income. For the quarter ended March 31, 1996, net interest income was $2.1 million, an increase of $464,000, or 27.9%, over the same period in 1995. This increase was primarily attributable to an increase in the average balance of earning assets, which was $30.3 million, or 15.1%, higher than during the comparable period a year earlier. This increase in average earning assets were funded in part by an increase in average interest bearing liabilities of $25.9 million, or 14.9%.

    -- Interest Income. Loans. Income on commercial loans was $1.7 million for the three months ended March 31, 1996, compared to $1.2 million for the same period in 1995. Income from residential mortgage loans was $1.4 million compared to $941,000, and home equity and other loans was $178,000 compared to $159,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $21.6 million, or 42.3%, and $19.3 million, or 33.7%, compared to the first quarter of 1995, respectively. Meanwhile, the yields on commercial and residential mortgage loans increased 3 basis points, to 9.40%, and 90 basis points, to 7.47%, compared with the prior year's period, respectively.

    -- Interest Income. Investments. Total investment income decreased to $1.0 million during the quarter ended March 31, 1996, compared to $1.2 million during the same period in 1995. The decrease in total investment income of $177,000, or 14.4%, was primarily attributable to a decrease in the average balance of investments of $13.0 million, or 15.3%, partially offset by an increase of 5 basis points, to 5.82%, in the overall yield on investments.

    -- Interest Expense. Deposits and Borrowings. Interest paid on deposits and borrowings increased $392,000, or 21.1%, to $2.3 million for the three months ended March 31, 1996, from $1.9 million for the same period during 1995. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $25.9 million, or 14.9%, between the two periods and higher rates paid on money market deposits, and borrowings. The overall yield on interest-bearing liabilities increased 23 basis points from 4.27% for the first quarter of 1995 to 4.50% for the first quarter of 1996.

    -- Provision for Possible Loan Losses. The provision for possible loan losses was $67,000 for the quarter ended March 31, 1996, compared to $38,000 for the same period in 1995. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Balance Sheets -- Allowance for Possible Loan Losses."

    -- Fees and Other Income. Fees and other income was $868,000 for the three month period ending March 31, 1996, compared to $240,000 for the same period in 1995. Trust and investment management fees attributable to the acquisition of CH&P, Inc. for the 1996 period totaled $483,000, there was no similar fees for the 1995 period. Additionally, gains from sales of loans were $35,000 during the first quarter of 1996, compared to no gains during the same period in 1995.

    -- Operating Expense. Total operating expense for the first quarter of 1995 increased to $2.2 million, compared to $1.5 million for the same period in 1995. This increase of $628,000, or 40.6%, in total operating expense was primarily attributable to the addition of CH&P, Inc. on July 31, 1995, and the Company's continued expansion in its lending and deposit products. Specifically, the following expenses increased: 1) salary and benefit expense increased $524,000, or 62.5%, 2) occupancy and equipment expense increased $43,000, or 27.7%, 3) amortization of intangibles increased $72,000, or 800.0%, and 4) other operating expense increased $98,000, or 33.4%. These increases were partially offset by a decrease in FDIC insurance premiums of $76,000, or 100.0%, resulting from a reduction in the premium assessment rate effective June of 1995.

    -- Income Tax Expense. The Company became fully taxable for financial statement purposes during the first quarter of 1996, having fully utilized its remaining deferred tax asset valuation reserve during the fourth quarter of 1995. As a result, the Company's effective tax rate for financial statement purposes was 33.6% during the first quarter of 1996, compared to 0.0% for the first quarter of 1995. For the foreseeable future the Company anticipates remaining fully taxable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In January, 1994, the Bank became aware of a dispute among various parties involved in a transaction in which it had served as bank of deposit for certain certificates stated to reflect debt obligations of a foreign bank.

   In December, 1994, the party which allegedly purchased the certificates filed a complaint in the United States District Court for the District of Massachusetts alleging certain claims against numerous individuals and entities, including the Bank and one of its former officers, arising out of the transaction, and seeking equitable relief and damages. The Bank believes it has valid defenses to any and all claims and other allegations of wrongdoing in connection with the transaction. The plaintiffs counsel has advised the Bank that the plaintiff has recovered a significant portion of its damages from other persons involved in the transaction.

   In August 1995, the Bank filed for summary judgment against the plaintiff's claims. The plaintiff also filed a motion for partial summary judgment on one of its claims. On March 19, 1996, the court granted the Bank's summary judgment motion and denied the plaintiff's motion, resulting in the dismissal of all claims against the Bank. The plaintiff is currently seeking reconsideration of its motion, which the Bank is vigorously opposing.

ITEM 2.  CHANGE IN SECURITIES

            No changes in security holders' rights have taken place.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

            No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

            No matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

            No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            No information to report.

                          BOSTON PRIVATE BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           BOSTON PRIVATE BANCORP, INC.
                                                           (Registrant)





May 8, 1996                                /s/  Timothy L. Vaill
- -----------                                ------------------------------
    (Date)                                 Timothy L. Vaill
                                           President and Chief
                                           Executive Officer



May 8, 1996                                /s/  Albert R. Rietheimer
- -----------                                ------------------------------
    (Date)                                 Albert R. Rietheimer
                                           Senior Vice President and
                                           Chief Financial Officer