Form 10QSB
period 1996-06-30
BOSTON PRIVATE BANCORP INC
filed 1996-08-05
CIK 821127

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For quarterly period ended: JUNE 30, 1996

                                     OR

     / / Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from               to
                                               ------------    ------------

                         Commission File No: 0-17089


                        BOSTON PRIVATE BANCORP, INC.
- --------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

 COMMONWEALTH OF MASSACHUSETTS                                    04-2976299
- ---------------------------------                            -------------------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)


                  TEN POST OFFICE SQUARE, BOSTON, MA 02109
- --------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (617) 556-1900
- --------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               Not Applicable
- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)



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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1996:
                     -------------

    Common Stock - Par Value $1.00                      5,849,071 shares
    ------------------------------                      ----------------
               (class)                                    (outstanding)

                BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                                    INDEX
                                                           PAGE NUMBER
                                                           -----------
        Cover Page                                              1

        Index                                                   2

                       PART  I - FINANCIAL INFORMATION

Item 1  Financial Statements

                Consolidated Balance Sheets                     3

                Consolidated Statements of Operations           4

                Consolidated Statements of Cash Flows           5

                Notes to Consolidated Financial Statements      6

Item 2  Management's Discussion and Analysis or
         Plan of Operations                                   7-14


                         PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                      15

Item 2  Changes in Securities                                  15

Item 3  Default upon Senior Securities                         15

Item 4  Submission of Matters to a Vote of Security Holders    15

Item 5  Other Information                                      15

Item 6  Exhibits and Reports on Form 8-K                       15

        Signature Page                                         16


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 1996           1995
                                                                               --------      ------------
                                                                                     (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                        $  8,138       $  8,695
Federal funds sold                                                                3,500            500
Investment securities available for sale (amortized cost of $21,683 and
     $22,106 at June 30, 1996 and December 31, 1995, respectively)               21,400         22,292
Investment securities held to maturity (market value of $10,905 and $12,783
     at June 30, 1996 and December 31, 1995, respectively)                       10,946         12,809
Mortgage-backed securities available for sale (amortized cost of $119 at
     December 31, 1995)                                                              --            119
Mortgage-backed securities held to maturity (market value of $28,598 and
     $31,967 at June 30, 1996 and December 31, 1995, respectively)               29,017         31,933
Stock in Federal Home Loan Bank of Boston                                         3,317          3,317
Loans:
     Commercial                                                                  77,006         72,729
     Residential mortgage                                                        88,191         74,447
     Home equity                                                                  9,326          7,783
     Other                                                                          261            297
                                                                               --------       --------
         Total loans                                                            174,784        155,256
     Less allowance for possible loan losses                                     (2,158)        (1,942)
                                                                               --------       --------
         Net loans                                                              172,626        153,314

Other real estate owned                                                             285            245
Premises and equipment, net                                                       1,107          1,174
Excess of costs over net assets acquired, net                                     4,229          4,390
Accrued interest receivable                                                       1,790          1,694
Deferred income tax asset, net                                                    1,016            847
Other assets                                                                        584            222
                                                                               --------       --------

         Total assets                                                          $257,955       $241,551
                                                                               ========       ========

LIABILITIES:
     Deposits                                                                  $197,518       $178,885
     Securities sold under agreements to repurchase                              10,519          3,798
     Federal Home Loan Bank of Boston borrowings                                 29,215         38,143
     Payable due to acquisition                                                   1,532          2,017
     Accrued interest payable                                                       439            508
     Other liabilities                                                              358            796
                                                                               --------       --------
         Total liabilities                                                      239,581        224,147
                                                                               --------       --------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
         shares authorized - 18,000,000;
         shares issued - 5,803,004 in 1996 and 5,756,704 in 1995                  5,803          5,757
     Additional paid-in capital                                                  12,239         12,114
     Retained earnings (deficit)                                                    514           (541)
     Treasury stock - 20,017 shares in 1995                                          --            (45)
     Unrealized gain (loss) on securities available for sale, net                  (182)           119
                                                                               --------       --------
Total stockholders' equity                                                       18,374         17,404
                                                                               --------       --------

Total liabilities and stockholders' equity                                     $257,955       $241,551
                                                                               ========       ========

                BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                 ------------------------------          --------------------------------
                                                    1996                1995                1996                  1995
                                                 ----------          ----------          ----------            ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                            $    1,721          $    1,442          $    3,428            $    2,638
     Residential mortgage loans                       1,547               1,126               2,977                 2,067
     Home equity and other loans                        188                 165                 366                   324
     Investment securities                              476                 527                 983                 1,116
     Mortgage-backed securities                         444                 549                 919                 1,028
     FHLB stock dividends                                53                  54                 105                   126
     Federal funds sold                                  29                  38                  44                   124
     Deposits in banks                                   17                  --                  32                     1
                                                 ----------          ----------          ----------            ----------
         Total interest and dividend income           4,475               3,901               8,854                 7,424
                                                 ----------          ----------          ----------            ----------
Interest expense:
     NOW                                                 54                  54                 103                   106
     Savings                                             33                  57                  65                   111
     Money market                                       786                 439               1,443                   783
     Certificates of deposit                            671                 780               1,424                 1,583
     Federal funds purchased                             26                  39                  69                    42
     Securities sold under agreements to                 78                  79                 160                   127
repurchase
     FHLB borrowings                                    571                 638               1,186                 1,193
     Payable due to acquisition                          19                  --                  39                    --
                                                 ----------          ----------          ----------            ----------
         Total interest expense                       2,238               2,086               4,489                 3,945
                                                 ----------          ----------          ----------            ----------
     Net interest income                              2,237               1,815               4,365                 3,479
Provision for possible loan losses                      144                 190                 211                   228
                                                 ----------          ----------          ----------            ----------
     Net interest income after provision for
         possible loan losses                         2,093               1,625               4,154                 3,251
                                                 ----------          ----------          ----------            ----------
Fees and other income:
     Trust and investment management                    850                 180               1,583                   354
     Deposit account service charges                     41                  33                  81                    71
     Gain (loss) on sale of loans                        31                  --                  66                    --
     Gain (loss) on sale of investment                    3                  68                   6                    68
securities
     Gain (loss) on sale of mortgage-backed              --                  --                  (3)                   --
securities
     Other                                               48                  19                 108                    47
                                                 ----------          ----------          ----------            ----------
         Total fees and other income                    973                 300               1,841                   540
                                                 ----------          ----------          ----------            ----------
Operating expense:
     Salaries and employee benefits                   1,263                 869               2,626                 1,708
     Occupancy                                          119                  72                 230                   166
     Equipment                                           84                  46                 171                    88
     Data processing                                     25                  38                  52                    65
     FDIC insurance premiums                              1                  76                   1                   152
     Legal expense                                       97                  72                 146                   125
     Marketing                                           91                  37                 157                   136
     Amortization of intangibles                         80                   9                 161                    19
     Other                                              493                 347                 884                   654
                                                 ----------          ----------          ----------            ----------
         Total operating expense                      2,253               1,566               4,428                 3,113
                                                 ----------          ----------          ----------            ----------

     Income before income taxes                         813                 359               1,567                   678
Income tax expense                                      259                   9                 512                     9
                                                 ==========          ==========          ==========            ==========
     Net income                                  $      554          $      350          $    1,055            $      669
                                                 ==========          ==========          ==========            ==========

Net income per share                             $     0.09          $     0.06          $     0.17            $     0.12
                                                 ==========          ==========          ==========            ==========
Weighted average common and common
     equivalent shares outstanding                6,088,209           5,569,833           6,084,150             5,569,833
                                                 ==========          ==========          ==========            ==========

                                      4

                BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -----------------------------
                                                                                    1996                 1995
                                                                                  --------             --------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                   $  1,055             $    669
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                 346                  269
         (Gain) loss on sale of securities                                              (3)                 (68)
         (Gain) loss on sale of loans                                                  (66)                  --
         Provision for possible loan losses                                            211                  228
         Payments received on other real estate owned                                   --                   19
         Loans originated for sale                                                  (8,130)                  --
         Proceeds from sale of loans                                                 8,196                   --
         (Increase) decrease in:
              Accrued interest receivable                                              (96)                 (97)
              Deferred income tax asset, net                                            --                  (12)
              Other assets                                                            (362)                (190)
         Increase (decrease) in:
              Accrued interest payable                                                 (69)                 145
              Other liabilities                                                       (438)                (190)
                                                                                  --------             --------
                  Net cash provided (used) by operating activities                     644                  773
                                                                                  --------             --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                                      (3,000)               6,600
     Investment securities available for sale:
         Purchases                                                                 (17,970)             (11,334)
         Sales                                                                       7,118                5,200
         Maturities                                                                 11,280                3,000
     Investment securities held to maturity:
         Purchases                                                                  (2,934)                  --
         Maturities                                                                  4,775                5,000
     Mortgage-backed securities available for sale:
         Sales                                                                         116                   --
     Mortgage-backed securities held to maturity:
         Principal payments                                                          2,903                1,271
     Net decrease (increase) in loans                                              (19,742)             (22,905)
     Recoveries on loans previously charged off                                         61                   56
     Proceeds from sale of OREO                                                        160                   --
     Capital expenditures                                                              (86)                (419)
                                                                                  --------             --------
                  Net cash provided (used) by investing activities                 (17,319)             (13,531)
                                                                                  --------             --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                            18,633               12,811
     Net increase (decrease) in repurchase agreements                                6,721                3,257
     FHLB advances:
         Proceeds                                                                   51,800               10,500
         Repayments                                                                (60,728)             (10,107)
     Net increase (decrease) in payable due to acquisition                            (524)                  --
     Proceeds from issuance of common stock                                            216                   --
                                                                                  --------             --------
                  Net cash provided (used) by financing activities                  16,118               16,461
                                                                                  --------             --------

     Net increase (decrease) in cash and due from banks                               (557)               3,703
     Cash and due from banks at beginning of year                                    8,695                4,581
                                                                                  --------             --------
     Cash and due from banks at end of period                                     $  8,138             $  8,284
                                                                                  ========             ========
Supplementary Disclosures:
     Cash paid during the period for interest                                     $  4,519             $  3,800
     Cash paid during the period for income taxes                                      669                    9
     Non-cash transactions:
        Increase (decrease) in unrealized gain (loss) on securities
         available for sale, net of estimated income taxes                            (301)                 218



                 BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Boston Private Bank & Trust Company (the "Bank"), BPB Securities Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses and the valuation of other real estate owned. In connection with the determination of the allowance for possible loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties.

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and include all necessary adjustments which, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

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

                 BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL
- -------

     Boston Private Bancorp, Inc., (the "Company"), is a one-bank holding company which holds all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. Of the 18,000,000 shares of common stock authorized, par value $1.00, 5,803,004 shares of Boston Private Bancorp, Inc. common stock were issued and outstanding at June 30, 1996.

     The Company pursues a "private banking" mission and is principally engaged in providing banking, investment and fiduciary products to successful individuals, their families and their businesses as well as to foundations and institutional clients. The Company offers a full range of banking and investment management services to its domestic and international clientele. The Company's deposit services include checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Company also offers commercial, residential mortgage, home equity and consumer loans and credit card services. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of the investment management business of Cunningham, Henderson, and Papin Incorporated ("CH&P, Inc.") for a purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. The balance of the purchase price is payable in semi-annual installments over the next two years, 75% in cash and 25% in the common stock of the Company. The acquisition was accounted for as a purchase. Accordingly, the results of operations of CH&P, Inc. have been included with those of the Company subsequent to the date of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loans repayments and sales, borrowed funds, maturity of investment securities and sales of securities from the available for sale portfolio. These sources fund the Company's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At June 30, 1996, cash, federal funds sold and securities available for sale amounted to $33.0 million, or 12.8% of total assets. This compares to $31.6 million, or 13.1% of total assets at December 31, 1995. In general, the Company maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

     In contrast to the Bank, the holding company maintains minimal liquidity because substantially all of its assets consist of the stock of the Bank. The holding company's potential sources of funds are dividends from the Bank, issuance of additional common stock, and borrowings.

     -- Capital Resources. Total stockholders' equity of the Company at June 30, 1996 was $18.4 million, as compared to $17.4 million at December 31, 1995. This increase was the result of the Company's net income for the first six months of 1996, plus the issuance of common stock relating to the acquisition of CH&P, Inc. and the exercise of stock options, less the change in the unrealized gain
(loss) on securities available for sale, net of estimated income taxes.

     The Bank is subject to a number of regulatory capital measures. At June 30, 1996, the Bank's Tier I leverage capital ratio was 5.81%, compared to 5.54% at December 31, 1995. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 9.94% and a Total risk adjusted capital ratio of 11.19% at June 30, 1996. This compares to a Tier I risk adjusted capital ratio of 10.31% and a Total risk adjusted capital ratio of 11.54% at December 31, 1995. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank, therefore, is considered to be "well capitalized."

BALANCE SHEETS
- --------------

     -- Total Assets. Total assets increased $16.4 million, or 6.8%, to $258.0 million at June 30, 1996, from $241.6 million at December 31, 1995. An increase in portfolio lending during the first six months of 1996 was the primary reason for the change. The increase in total assets was funded by growth in deposit balances, which increased $18.6 million, or 10.4%.

     -- Loans. Total loans were $174.8 million, or 67.8% of total assets, at June 30, 1996, compared to $155.3 million, or 64.3% of total assets, at December 31, 1995. This increase of $19.5 million, or 12.6%, was primarily attributable to increased loan originations in both the commercial and residential loan portfolios. Residential mortgage loans increased $13.7 million, or 18.5%, while commercial loans increased $4.3 million, or 5.9%, and home equity and other loans increased $1.5 million, or 18.7%. The Company continues its efforts to identify quality lending opportunities.

     -- Investments. Total investments (consisting of federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $68.2 million, or 26.4% of total assets, at June 30, 1996, compared to $71.0 million, or 29.4% of total assets, at December 31, 1995. Of the total investment portfolio at June 30, 1996, $21.4 million were securities identified as available for sale. The available for sale portfolio carried a total of $283,000 in unrealized losses at June 30, 1996.

     -- Deposits and Borrowings. Total deposits increased $18.6 million, or 10.4%, during the first half of 1996, from $178.9 million, or 74.1% of total assets, at December 31, 1995, to $197.5 million, or 76.6% of total assets, at June 30, 1996. This increase was primarily attributable to continued growth in the level of money market deposit balances resulting from the introduction of a new product in 1995. Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements") and Federal Home Loan Bank ("FHLB") borrowings) decreased $2.2 million, or 5.3%, during the first six months of 1996. The decrease was attributable to management's ability to repay a portion of the Bank's FHLB borrowings with funds generated from increases in deposit balances. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company's strategy is to replace a portion of its borrowings with deposits.

ASSET QUALITY
- -------------

     -- Non-Performing Assets. The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                                                JUNE 30,                DECEMBER 31,
                                                                                --------                ------------
                                                                                  1996                      1995
                                                                                  ----                      ----
                                                                                    (DOLLARS IN THOUSANDS)

       Loans accounted for on a nonaccrual basis                                $  473                      $443
       Loans past due 90 days or more, but still accruing                           14                       194
                                                                                ------                      ----
       Total non-performing loans                                                  487                       637
       Other real estate owned                                                     285                       245
                                                                                ------                      ----
       Total non-performing assets                                              $  772                      $882
                                                                                ======                      ====
       Restructured loans                                                       $1,186                      $ --
                                                                                ======                      ====
       Delinquent loans 30-89 days past due                                     $2,339                      $304
                                                                                ======                      ====

       Non-performing loans as a percent of gross loans                            .28%                      .41%
       Non-performing assets as a percent of total assets                          .30%                      .37%
       Delinquent loans 30-89 days past due as a percent of
            gross loans                                                           1.34%                      .20%


     At June 30, 1996, the Company had non-performing assets of $772,000, which represented .30% of total assets. The Company's non-performing assets consisted of five non-accruing loans totaling $473,000, three loans, with an aggregate balance of $14,000, over 90 days past due and still accruing interest, and two OREO properties totaling $285,000. The decrease of $150,000, or 23.5%, in non-performing loans, from $637,000 at December 31, 1995, to $487,000 at June 30, 1996 is primarily attributable to one loan, totaling $215,000, which was transferred to OREO during the second quarter of 1996. Although no specific reserves have been set aside for any of the non-performing loans, the quality rating of these credits has been factored into the overall allowance for possible loan losses. See also discussion under "Allowance for Possible Loan Losses." Non-performing assets decreased $110,000, or 12.5%, from $882,000 at December 31, 1995, to $772,000 at June 30, 1996, as a result of the final deposition of a former OREO property. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At June 30, 1996, the Company had two restructured loans to one borrower aggregating $1.2 million. The two loans constitute a troubled debt restructuring. The most recent restructuring, which occurred during 1996, involved the remaining two outstanding loans with respect to what was once the Company's largest borrowing relationship and included restructuring the repayment schedule of the loans to interest only for a period of time in response to a recent unexpected cash flow problem experienced by the borrower. At June 30, 1996, the borrower was in compliance with the modified terms of the loan agreements and neither loan was included in non-performing assets.

     -- Delinquencies. At June 30, 1996, loans with an aggregate balance of $2.3 million were 30 to 89 days past due, an increase of $2.0 million, or 669.4%, from $304,000 reported at December 31, 1995. These loans include both secured and unsecured credits and management's success in keeping these borrowers current varies from month to month.

     -- Allowance for Possible Loan Losses. During the first six months of 1996, the Company made provisions to the allowance for possible loan losses totaling $211,000 and had $5,000 in recoveries net of charge-offs, bringing the balance in the allowance to $2,158,000, compared to $1,942,000 at December 31, 1995. The allowance, expressed as a percentage of total loans, stood at 1.23% as of June 30, 1996, compared to 1.25% at December 31, 1995. The allowance for possible loan losses was 443.1% of non-performing loans at June 30, 1996, compared to 304.9% of non-performing loans at December 31, 1995.

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

     As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economy, it will continue to evaluate the adequacy of the allowance for possible loan losses. Notwithstanding these future evaluations, management believes that the allowance for possible loan losses as of June 30, 1996 is adequate based upon the information currently available.

STATEMENTS OF INCOME, THREE MONTHS ENDED JUNE 30, 1996 and 1995
- ---------------------------------------------------------------

     -- Net Income. The Company recorded net income of $554,000, or $.09 per share, for the three months ended June 30, 1996, compared to $350,000, or $.06 per share, for the same period in 1995. Revenues generated by significant increases in investment management and loan volumes were more than sufficient to offset increases in funding costs and operating expense.

     -- Net Interest Income. For the quarter ended June 30, 1996, net interest income was $2.2 million, an increase of $422,000, or 23.3%, over the same period in 1995. This increase was primarily attributable to an increase in the average balance of earning assets, which was $31.6 million, or 15.3%, higher than during the comparable period a year earlier. This increase in average earning assets were funded in part by an increase in average interest-bearing liabilities of $28.1 million, or 15.7%.

     -- Interest Income: Loans. Income on commercial loans was $1.7 million for the three months ended June 30, 1996, compared to $1.4 million for the same period in 1995. Income from residential mortgage loans was $1.5 million, compared to $1.1 million, and home equity and other loan interest was $188,000, compared to $165,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $14.6 million, or 25.0%, and $23.9 million, or 38.9%, compared with the second quarter of 1995, respectively. Meanwhile, the yields on commercial and residential mortgage loans decreased 45 basis points, to 9.45%, and 8 basis points, to 7.27%, compared with the prior year's period, respectively.

     -- Interest Income: Investments. Total investment income decreased to $1.0 million during the second quarter of 1996, compared to $1.2 million during the same period in 1995. The decrease in total investment income of $149,000, or 12.8%, was primarily attributable to a decrease in the average balance of investments of $9.6 million, or 11.8%, and to a lesser extent, to a decrease of 6 basis points, to 5.70%, in the overall yield on investments.

     -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $152,000, or 7.3%, to $2.2 million for the three months ended June 30, 1996, from $2.1 million for the same period during 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $28.1 million, or 15.7%, between the two periods. Partially offsetting the increase in the average balance, the overall yield on interest-bearing liabilities decreased 34 basis points from 4.67% for the second quarter of 1995 to 4.33% for the second quarter of 1996.

     -- Provision for Possible Loan Losses. The provision for possible loan losses was $144,000 for the quarter ended June 30, 1996, compared to $190,000 for the same period in 1995. Management frequently evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. See also discussion under "Asset Quality -- Allowance for Possible Loan Losses."

     -- Fees and Other Income. Fees and other income were $973,000 for the three month period ending June 30, 1996, compared to $300,000 for the same period in 1995. Trust and investment management fees attributable to the acquisition of CH&P, Inc. for the 1996 period totaled $458,000; there was no similar fees for the 1995 period. Additionally, gains from sales of loans were $31,000 during the second quarter of 1996; there were no such gains during the same period in 1995.

     -- Operating Expense. Total operating expense for the second quarter of 1995 increased to $2.3 million, compared to $1.6 million for the same period in 1995. This increase of $687,000, or 43.9%, in total operating expense was primarily attributable to the addition of CH&P, Inc. on July 31, 1995, and the Company's continued expansion in its lending and deposit products. Specifically, the following expenses increased: a) salary and benefit expense increased $394,000, or 45.3%, b) occupancy and equipment expense increased $85,000, or 72.0%, c) amortization of intangibles increased $71,000, or 788.9%, d) marketing expense increased $54,000, or 145.9%, and e) other operating expense increased $146,000, or 42.1%. These increases were partially offset by a decrease in FDIC insurance premiums of $75,000, or 98.7%, resulting from a reduction in the premium assessment rate which became effective in June of 1995.

     -- Income Tax Expense. The Company became fully taxable for financial statement purposes during the first quarter of 1996, having fully utilized its remaining deferred tax asset valuation reserve during 1995. As a result, the Company's effective tax rate for financial statement purposes was 31.9% during the second quarter of 1996, compared to 2.5% for the second quarter of 1995. For the foreseeable future the Company anticipates remaining fully taxable.

STATEMENTS OF INCOME, SIX MONTHS ENDED JUNE 30, 1996 and 1995
- -------------------------------------------------------------

     -- Net Income. The Company recorded net income of $1.1 million, or $.17 per share, for the six months ended June 30, 1996, compared to $669,000, or $.12 per share, for the same period in 1995. Increases in interest income and investment management fees were more than sufficient to offset increases in funding costs and operating expense.

     -- Net Interest Income. For the first half of 1996, net interest income was $4.4 million, an increase of $886,000, or 25.5%, over the same period in 1995. This increase was primarily attributable to higher volumes of business. Average earning assets increased $30.9 million, or 15.2%, to $234.9 million, and average interest-bearing liabilities increased $27.4 million, or 15.6%, to $203.5 million, from the comparable period a year earlier.

     --Interest Income: Loans. Income on commercial loans was $3.4 million for the six months ended June 30, 1996, compared to $2.6 million for the same period in 1995. The average balance of commercial loans increased $18.1 million, or 33.0%, for the six month period. Income from residential mortgage loans was $3.0 million, compared to $2.1 million. The average balance of residential mortgage loans increased $21.6 million, or 36.4%, for the same period. During these same periods, the yield on commercial loans decreased 22 basis points, to 9.43%, while the yield on residential mortgage loans increased 39 basis points, to 7.36%.

     --Interest Income: Investments. Total investment income decreased to $2.1 million during the six months ended June 30, 1996, compared to $2.4 million during the first half of 1995. This decrease in total investment income of $312,000, or 13.0%, was primarily attributable to a decrease of $11.1 million, or 13.3%, in the average balance of investments.

     -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $544,000, or 13.8%, to $4.5 million for the six months ended June 30, 1996, from $3.9 million for the same period in 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $27.4 million, or 15.6%, between the two periods. The overall yield on interest-bearing liabilities decreased 7 basis points from 4.48% during 1995, to 4.41% during 1996.

     -- Provision for Possible Loan Losses. The provision for possible loan losses was $211,000 for the first half of 1996, compared to $228,000 for the same period in 1995. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for possible loan losses. The Company's ratio of loan loss allowance to total loans was 1.23% at June 30, 1996, consistent with the 1.25% reported at December 31, 1995. See also discussion under "Asset Quality -- Allowance for Possible Loan Losses."

     -- Fees and Other Income. Total fees and other income were $1.8 million for the first six months of 1996, compared to $540,000 for the same period in 1995. Trust and investment management fees accounted for substantially all of the increase in total fees and other income and increased $1.2 million, or 347.2%, as the result of growth in the Company's trust and investment management business and the acquisition CH&P, Inc., which added $941,000 in fees during the 1996 period.

     -- Operating Expense. Total operating expense for the first six months of 1996 increased to $4.4 million, from $3.1 million for the same period in 1995. An increase in salary and benefit expense of $918,000, or 53.7%, and an increase in the remainder of non-interest expenses of $397,000, or 28.3%, were primarily the result of the acquisition of CH&P, Inc. and the Company's continued growth and relocation to Ten Post Office Square, Boston.

     -- Income Tax Expense. The Company became fully taxable for financial statement purposes at the beginning of 1996, having fully utilized its remaining deferred tax asset valuation reserve during 1995. As a result, the Company's effective tax rate for financial statement purposes was 32.7% during the first half of 1996, compared to 1.3% for the same period during 1995. For the foreseeable future the Company anticipates remaining fully taxable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In January 1994, the Bank became aware of a dispute among various parties involved in a transaction in which it served as bank of deposit for certain certificates stated to reflect debt obligations of a foreign bank.

     In December 1994, the party which allegedly purchased the certificates filed a complaint in the United States District Court for the District of Massachusetts alleging certain claims against numerous individuals and entities, including the Bank and one of its former officers, arising out of the transaction, and seeking equitable relief and damages. The Bank believes it has valid defenses to any and all claims and other allegations of wrongdoing in connection with the transaction. The plaintiff's counsel has advised the Bank that the plaintiff has recovered a significant portion of its damages from other persons involved in the transaction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          At the Annual Meeting of Stockholders, held May 22, 1996, shareholders elected the Board's nominees to the Board of Directors. The vote for director nominees was:

                                                    FOR            WITHHELD
              Peter C. Bennett                   3,943,393          27,195
              E. Christopher Palmer              3,956,393          14,195
              Robert A. Radloff                  3,946,393          24,195

         There were no broker non-votes in the election of directors.

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




                                                    BOSTON PRIVATE BANCORP, INC.
                                                                    (Registrant)





August 1, 1996                                      /s/  Timothy L. Vaill
- --------------                                ----------------------------------
    (Date)                                                      Timothy L. Vaill
                                                                   President and
                                                         Chief Executive Officer



August 1, 1996                                      /s/  Albert R. Rietheimer
- --------------                                ----------------------------------
    (Date)                                                  Albert R. Rietheimer
                                                       Senior Vice President and
                                                         Chief Financial Officer