Form 10QSB
period 1996-09-30
BOSTON PRIVATE BANCORP INC
filed 1996-11-14
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                 For quarterly period ended: SEPTEMBER 30, 1996

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

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


                    TEN POST OFFICE SQUARE, BOSTON, MA 02109
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 556-1900
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)



     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes (X)  No
     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1996:
                     ----------------

        Common Stock - Par Value $1.00               5,862,496 shares
        ------------------------------               ----------------
                (class)                                (outstanding)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

        Cover Page                                                        1

        Index                                                             2

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

           Consolidated Balance Sheets                                    3

           Consolidated Statements of Operations                          4

           Consolidated Statement of Stockholders' Equity                 5

           Consolidated Statements of Cash Flows                         6-7

           Notes to Consolidated Financial Statements                     8

Item 2  Management's Discussion and Analysis or Plan of Operations       9-16


                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                               17-18

Item 2  Changes in Securities                                            18

Item 3  Default upon Senior Securities                                   18

Item 4  Submission of Matters to a Vote of Security Holders              18

Item 5  Other Information                                                18

Item 6  Exhibits and Reports on Form 8-K                                 18

        Signature Page                                                   19

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      1996           1995
                                                                                    --------       --------
                                                                                        (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                             $  8,124       $  8,695
Federal funds sold                                                                     3,625            500
Investment securities available for sale (amortized cost of $21,912 and $22,106 at September 30, 1996 and December 31, 1995,
     respectively)                                                                    21,704         22,292
Investment securities held to maturity (market value of $8,370 and
     $12,783 at September 30, 1996 and December 31, 1995, respectively)                8,389         12,809
Mortgage-backed securities available for sale (amortized cost of $119 at
     December 31, 1995)                                                                   --            119
Mortgage-backed securities held to maturity (market value of $26,789 and
     $31,967 at September 30, 1996 and December 31, 1995, respectively)               27,025         31,933
Stock in Federal Home Loan Bank of Boston                                              3,317          3,317
Loans:
     Commercial                                                                       84,830         72,729
     Residential mortgage                                                             93,093         74,447
     Home equity                                                                      10,738          7,783
     Other                                                                               332            297
                                                                                    --------       --------
         Total loans                                                                 188,993        155,256
     Less allowance for loan losses                                                   (2,363)        (1,942)
                                                                                    --------       --------
         Net loans                                                                   186,630        153,314

Other real estate owned                                                                  285            245
Premises and equipment, net                                                            1,101          1,174
Excess of costs over net assets acquired, net                                          4,149          4,390
Accrued interest receivable                                                            1,673          1,694
Deferred income tax asset, net                                                           989            847
Other assets                                                                             605            222
                                                                                    --------       --------
         Total assets                                                               $267,616       $241,551
                                                                                    =========      ========

LIABILITIES:
     Deposits                                                                       $195,525       $178,885
     Securities sold under agreements to repurchase                                    7,346          3,798
     Federal Home Loan Bank of Boston borrowings                                      43,422         38,143
     Payable due to acquisition                                                        1,022          2,017
     Accrued interest payable                                                            458            508
     Other liabilities                                                                   643            796
                                                                                    --------       --------
         Total liabilities                                                           248,416        224,147
                                                                                    --------       --------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
         shares authorized - 18,000,000;
         shares issued - 5,862,496 in 1996 and 5,756,704 in 1995                       5,862          5,757
     Additional paid-in capital                                                       12,375         12,114
     Retained earnings (deficit)                                                       1,096           (541)
     Treasury stock - 20,017 shares in 1995                                               --            (45)
     Unrealized gain (loss) on securities available for sale, net                       (133)           119
                                                                                    --------       --------
Total stockholders' equity                                                            19,200         17,404
                                                                                    --------       --------

Total liabilities and stockholders' equity                                          $267,616       $241,551
                                                                                    ========       ========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------       -------------------
                                                      1996          1995         1996         1995
                                                     ------        ------       -------      ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                $1,976        $1,607       $ 5,403      $4,245
     Residential mortgage loans                       1,648         1,279         4,625       3,346
     Home equity and other loans                        209           174           575         498
     Investment securities                              405           521         1,389       1,637
     Mortgage-backed securities                         431           490         1,350       1,518
     FHLB stock dividends                                54            52           159         178
     Federal funds sold                                  14            13            58         137
     Deposits in banks                                   21            13            53          14
                                                     ------        ------       -------      ------
         Total interest and dividend income           4,758         4,149        13,612      11,573
                                                     ------        ------       -------      ------
Interest expense:
     NOW                                                 53            52           156         158
     Savings                                             31            42            96         153
     Money market                                       718           595         2,161       1,378
     Certificates of deposit                            812           748         2,235       2,331
     Federal funds purchased                             56            44           125          86
     Securities sold under agreements to                 88           123           248         250
         repurchase
     FHLB borrowings                                    616           617         1,802       1,810
     Payable due to acquisition                          13            --            53          --

                                                     ------        ------       -------      ------
         Total interest expense                       2,387         2,221         6,876       6,166
                                                     ------        ------       -------      ------
     Net interest income                              2,371         1,928         6,736       5,407
Provision for loan losses                               212           219           423         447
                                                     ------        ------       -------      ------
     Net interest income after provision for
         possible loan losses                         2,159         1,709         6,313       4,960
                                                     ------        ------       -------      ------
Fees and other income:
     Trust and investment management                    801           511         2,384         865
     Deposit account service charges                     40            31           121         102
     Gain (loss) on sale of loans                        22             8            88           8
     Gain (loss) on sale of investment                    2           162             8         230
         securities
     Gain (loss) on sale of mortgage-backed              --            --            (2)         --
         securities
     Other                                               65            37           173          84
                                                     ------        ------       -------      ------
         Total fees and other income                    930           749         2,772       1,289
                                                     ------        ------       -------      ------
Operating expense:
     Salaries and employee benefits                   1,334         1,130         3,960       2,838
     Occupancy                                          110           119           340         285
     Equipment                                           88            56           259         144
     Data processing                                     31            36            84         101
     FDIC insurance premiums                              1            (8)            1         144
     Legal expense                                       55            90           201         215
     Marketing                                           87            62           244         198
     Amortization of intangibles                         80            57           242          75
     Other                                              422           432         1,306       1,087
                                                     ------        ------       -------      ------
         Total operating expense                      2,208         1,974         6,637       5,087
                                                     ------        ------       -------      ------

     Income before income taxes                         881           484         2,448       1,162
Income tax expense                                      299            10           811          19
                                                     ======        ======       =======      ======
     Net income                                         582        $  474       $ 1,637      $1,143
                                                     ======        ======       =======      ======

Net income per share                                 $ 0.10        $ 0.08       $  0.27      $ 0.20
                                                     ======        ======       =======      ======
Weighted average common and common
     equivalent shares outstanding                6,107,200     5,682,736     6,088,763    5,607,467
                                                  =========     =========     =========    =========

                                        4

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                      UNREALIZED
                                                                                                      GAIN (LOSS)
                                                      ADDITIONAL                                    ON SECURITIES
                                           COMMON       PAID-IN         RETAINED        TREASURY     AVAILABLE FOR
                                           STOCK        CAPITAL         EARNINGS          STOCK        SALE, NET      TOTAL
                                           ------     ---------         --------        --------    --------------   -------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1994               $5,590       $11,684         $(2,281)          $(45)         $(144)       $14,804
  Net income                                   --            --           1,740             --             --          1,740
  Proceeds from issuance of
    166,667 shares of common stock            167           430              --             --             --            597
  Increase in unrealized gain (loss) on
    securities available for sale, net         --            --              --             --            263            263
                                           ------       -------         -------           ----          -----        -------
Balance at December 31, 1995               $5,757       $12,114         $  (541)          $(45)         $ 119        $17,404
                                           ======       =======         =======           ====          =====        =======
  Net income                                   --            --           1,637             --             --          1,637
  Proceeds from issuance of
    83,333 shares of common stock              83           215              --             --             --            298
  Stock options exercised                      22            46                             45                           113
  Increase in unrealized gain (loss) on
    securities available for sale, net         --            --              --             --           (252)          (252)
                                           ======       =======         =======           ====          =====        =======
Balance at September 30, 1996              $5,862       $12,375         $ 1,096           $ --          $(133)       $19,200
                                           ======       =======         =======           ====          =====        =======


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ---------------------
                                                                          1996         1995
                                                                        --------     --------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                         $  1,637     $  1,143
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                       456          402
         (Gain) loss on sale of securities                                    (6)        (230)
         (Gain) loss on sale of loans                                        (88)          (8)
         Provision for loan losses                                           423          447
         Payments received on other real estate owned                         --           19
         Loans originated for sale                                       (10,342)      (1,879)
         Proceeds from sale of loans                                      10,430        1,887
         (Increase) decrease in:
              Accrued interest receivable                                     21          108
              Deferred income tax asset, net                                  --          (13)
              Other assets                                                  (383)        (306)
         Increase (decrease) in:
              Accrued interest payable                                       (50)         278
              Other liabilities                                             (153)         274
                                                                        --------     --------
                  Net cash provided by operating activities                1,945        2,122
                                                                        --------     --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                            (3,125)       7,200
     Investment securities available for sale:
         Purchases                                                       (23,144)     (33,787)
         Sales                                                            11,602       27,762
         Maturities                                                       13,300        7,150
     Investment securities held to maturity:
         Purchases                                                        (2,934)          --
         Maturities                                                        5,775        5,000
     Mortgage-backed securities available for sale:
         Sales                                                               117           --
     Mortgage-backed securities held to maturity:
         Principal payments                                                4,891        2,138
     Net increase in loans                                               (33,886)     (32,375)
     Recoveries on loans previously charged off                               62           84
     Proceeds from sale of OREO                                              160           --
     Assets acquired from acquisition                                         --       (4,336)
     Capital expenditures                                                   (164)        (556)
                                                                        --------     --------
                  Net cash used by investing activities                  (27,346)     (21,720)
                                                                        --------     --------

Cash flows from financing activities:
     Net increase in deposits                                             16,640       16,220
     Net increase in federal funds purchased                                  --        1,500
     Net increase in repurchase agreements                                 3,548          699
     FHLB advances:
         Proceeds                                                        103,300       24,453
         Repayments                                                      (98,021)     (26,162)
     Net increase (decrease) in payable due to acquisition                (1,048)       1,966
     Proceeds from issuance of common stock                                  411          597
                                                                        --------     --------
                  Net cash provided by financing activities               24,830       19,273
                                                                        --------     --------

     Net decrease in cash and due from banks                                (571)        (325)
     Cash and due from banks at beginning of year                          8,695        4,581
                                                                        --------     --------
     Cash and due from banks at end of period                              8,124     $  4,256
                                                                        ========     ========

                                       6

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ---------------------
                                                                          1996         1995
                                                                        --------     --------
                                                                           (IN THOUSANDS)
Supplementary Disclosures:
     Cash paid during the period for interest                           $  6,881     $  5,888
     Cash paid during the period for income taxes                            870           58
     Non-cash transactions:
        Change in unrealized gain (loss) on securities
         available for sale, net of estimated income taxes                  (252)        (147)


                   BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

    The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company"), its wholly-owned subsidiary Boston Private Bank & Trust Company (the "Bank"), and the Bank's wholly owned subsidiaries, BPB Securities Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL
-------

    Boston Private Bancorp, Inc., (the "Company"), is a one-bank holding company which holds all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. Of the 18,000,000 shares of $1.00 par value common stock authorized, 5,862,496 shares of Boston Private Bancorp, Inc. common stock were issued and outstanding at September 30, 1996.

    The Company pursues a "private banking" mission and is principally engaged in providing banking, investment and fiduciary services to successful individuals, their families and their businesses as well as to foundations and institutional clients. The Company offers a full range of banking and investment management services to its domestic and international clientele. The Company's deposit services include checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Company also offers commercial, residential mortgage, home equity and consumer loans and credit card services. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of the investment management business of Cunningham, Henderson, and Papin Incorporated ("CH&P, Inc.") for a purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In January and July 1996, the Company made scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The balance of the purchase price is payable in two remaining semi-annual installments of $375,000 in cash and 41,667 shares of the Company's common stock in January and July 1997. The acquisition was accounted for as a purchase. Accordingly, the results of operations of CH&P, Inc. have been included with those of the Company subsequent to the date of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments and sales, borrowed funds, maturities of investment securities and sales of securities from the available for sale portfolio. These sources fund the Company's lending and investment activities.

    Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At September 30, 1996, cash, federal funds sold and securities available for sale amounted to $33.5 million, or 12.5% of total assets. This compares to $31.6 million, or 13.1% of total assets at December 31, 1995. In general, the Company maintains a liquidity target of 10-20% of total assets. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

    In contrast to the Bank, the holding company maintains minimal liquidity because substantially all of its assets consist of the stock of the Bank. The holding company's potential sources of funds are dividends from the Bank, issuance of additional common stock, and borrowings.

    -- Capital Resources. Total stockholders' equity of the Company at September 30, 1996 was $19.2 million, as compared to $17.4 million at December 31, 1995. This increase was the result of the Company's net income for the first nine months of 1996, plus the issuance of common stock relating to the acquisition of CH&P, Inc. and the exercise of stock options, adjusted for the change in the unrealized gain (loss) on securities available for sale, net of estimated income taxes.

    The Bank is subject to a number of regulatory capital measures. At September 30, 1996, the Bank's Tier I leverage capital ratio was 5.70%, compared to 5.54% at December 31, 1995. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 9.73% and a Total risk adjusted capital ratio of 10.98% at September 30, 1996. This compares to a Tier I risk adjusted capital ratio of 10.31% and a Total risk adjusted capital ratio of 11.54% at December 31, 1995. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank, therefore, is considered to be "well capitalized."

BALANCE SHEETS
--------------

    -- Total Assets. Total assets increased $26.0 million, or 10.8%, to $267.6 million at September 30, 1996, from $241.6 million at December 31, 1995. An increase in loan balances during the first nine months of 1996 was the primary reason for the change. The increase in total assets was funded by growth in deposit balances, which increased $16.6 million, or 9.3%, and growth in borrowings, which increased $8.8 million, or 21.1%.

    -- Loans. Total loans were $189.0 million, or 70.6% of total assets, at September 30, 1996, compared to $155.3 million, or 64.3% of total assets, at December 31, 1995. This increase of $33.7 million, or 21.7%, was primarily attributable to increased loan originations in both the residential and commercial loan portfolios. Residential mortgage loans increased $18.6 million, or 25.0% to $93.1 million at September 30, 1996 from $74.4 million at December 31, 1995, while commercial loans increased $12.1 million, or 16.6% to $84.8 million at September 30, 1996 from $72.7 million at December 31, 1995, and home equity and other loans increased $3.0 million, or 37.1% to $11.1 million at September 30, 1996 from $8.1 million at December 31, 1995. The Company continues its efforts to identify quality lending opportunities.

    -- Investments. Total investments (consisting of federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $64.1 million, or 23.9% of total assets, at September 30, 1996, compared to $71.0 million, or 29.4% of total assets, at December 31, 1995. Of the total investment portfolio at September 30, 1996, $21.7 million were securities identified as available for sale. The available for sale portfolio carried a total of ($208,000) in unrealized losses at September 30, 1996.

    -- Deposits and Borrowings. Total deposits increased $16.6 million, or 9.3%, during the first nine months of 1996, from $178.9 million, or 74.1% of total assets, at December 31, 1995, to $195.5 million, or 73.1% of total assets, at September 30, 1996. This increase was primarily attributable to continued growth in the level of money market deposit balances resulting from the introduction of a new premium money market product in 1995. Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements") and Federal Home Loan Bank ("FHLB") borrowings) increased $8.8 million, or 21.0%, during the first nine months of 1996. This increase was necessary to partially fund new loan originations. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company's strategy is to replace a portion of its borrowings with deposits.

ASSET QUALITY
-------------

    -- Non-Performing Assets. The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.
                                                               SEPTEMBER 30,   DECEMBER 31,
                                                               -------------   ------------
                                                                   1996            1995
                                                                   ----            ----
                                                                 (DOLLARS IN THOUSANDS)

    Loans accounted for on a nonaccrual basis                     $  210           $443
    Loans past due 90 days or more, but still accruing                91            194
                                                                  ------           ----
    Total non-performing loans                                       301            637
    Other real estate owned                                          285            245
                                                                  ------           ----
    Total non-performing assets                                   $  586           $882
                                                                  ======           ====
    Restructured loans                                            $  763           $ --
                                                                  ======           ====
    Delinquent loans 30-89 days past due                          $1,407           $304
                                                                  ======           ====

    Non-performing loans as a percent of gross loans                 .16%           .41%
    Non-performing assets as a percent of total assets               .22%           .37%
    Delinquent loans 30-89 days past due as a percent of
         gross loans                                                 .74%           .20%

    At September 30, 1996, the Company had non-performing assets of $586,000, which represented .22% of total assets. The Company's non-performing assets consisted of three non-accruing loans totaling $210,000, eight loans with an aggregate balance of $91,000, over 90 days past due and still accruing interest, and two OREO properties totaling $285,000. The decrease of $336,000, or 52.7%, in non-performing loans, from $637,000 at December 31, 1995, to $301,000 at September 30, 1996 is primarily attributable to one loan, totaling $200,000, which was transferred to OREO during the second quarter of 1996. Although no specific reserves have been set aside for any of the non-performing loans, the quality rating of these credits has been factored into the overall allowance for possible loan losses. See also discussion under "Allowance for Loan Losses." Non-performing assets decreased $296,000, or 33.6%, from $882,000 at December 31, 1995, to $586,000 at September
30, 1996, as a result of the final disposition of a former OREO property. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At September 30, 1996, the Company had two restructured loans to one borrower aggregating $763,000. The two loans constitute a troubled debt restructuring. The repayment schedules of the loans were restructured to interest only for a period of time in response to the borrower's cash flow problems. During the three months ended September 30, 1996, the borrower made a $417,000 payment upon the sale of a portion of the real estate securing the loans. At September 30, 1996, the borrower was in compliance with the modified terms of the loan agreements and neither loan was included in non-performing assets.

    -- Delinquencies. At September 30, 1996, loans with an aggregate balance of $1.4 million were 30 to 89 days past due, an increase of $1.1 million, or 362.8%, from $304,000 reported at December 31, 1995. The increase in delinquencies is primarily due to two loans for $496,000 and $299,000 which were 57 and 66 days past due, respectively, and have since been paid current. Delinquent loans include both secured and unsecured credits and management's success in keeping these borrowers current varies from month to month.

    -- Allowance for Loan Losses. During the first nine months of 1996, the Company made provisions to the allowance for loan losses totaling $423,000 and had $2,000 in charge-offs net of recoveries, bringing the balance in the allowance to $2,363,000, compared to $1,942,000 at December 31, 1995. The allowance, expressed as a percentage of total loans, stood at 1.25% as of September 30, 1996, and December 31, 1995. The allowance for loan losses was 785.1% of non-performing loans at September 30, 1996, compared to 304.9% of non-performing loans at December 31, 1995.

    While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses. These agencies may require additions to the allowances based on their own judgments about information available to them at the time of their examination.

    As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economy, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of September 30, 1996 is adequate based upon the information currently available.

STATEMENTS OF INCOME, THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
--------------------------------------------------------------------

    -- Net Income. The Company recorded net income of $582,000, or $.10 per share, for the three months ended September 30, 1996, compared to $474,000, or $.08 per share, for the same period in 1995. This represents a 22.8% increase in net income and a 25.0% increase in earnings per share between periods. Revenues generated by significant increases in loan volumes and fees derived from assets under management were more than sufficient to offset increases in funding costs and operating expense.

    -- Net Interest Income. For the quarter ended September 30, 1996, net interest income was $2.4 million, an increase of $443,000, or 23.0%, over the same period in 1995. The net interest margin increased to 3.85% for the third quarter 1996 from 3.55% for the same period in 1995, an increase of 30 basis points, or 8.5%. This increase was primarily attributable to an increase in the average balance of earning assets, which was $29.6 million, or 13.7%, higher than during the comparable period a year earlier. This increase in average earning assets were funded in part by an increase in average interest-bearing liabilities of $25.8 million, or 13.7%.

    -- Interest Income: Loans. Income on commercial loans was $2.0 million for the three months ended September 30, 1996, compared to $1.6 million for the same period in 1995. Income from residential mortgage loans was $1.6 million, compared to $1.3 million, and home equity and other loan interest was $209,000, compared to $174,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased in the aggregate $16.6 million, or 25.9%, and $22.6 million, or 33.3%, compared with the third quarter of 1995, respectively. Meanwhile, the yields on commercial and residential mortgage loans decreased in the aggregate 24 basis points, to 9.78%, and 25 basis points, to 7.30%, compared with the prior year's period, respectively.

    -- Interest Income: Investments. Income from the investment portfolio decreased to $925,000 during the third quarter of 1996, compared to $1.1 million during the same period in 1995. The decrease in total investment income of $164,000, or 15.1%, was primarily attributable to a decrease in the average balance of investments of $12.8 million, or 16.7%. The average balance of investments decreased due to the fact that cash flow from the investment portfolio was used to help fund the increase in loan demand. The effect on income of the decrease in average balance was partially offset by an increase of 11 basis points, to 5.79%, in the overall yield on investments.

    -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $166,000, or 7.5%, to $2.4 million for the three months ended September 30, 1996, from $2.2 million for the same period during 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $25.8 million, or 13.7%, between the two periods. Partially offsetting the increase in the average balance, the overall cost of interest-bearing liabilities decreased 26 basis points from 4.74% for the third quarter of 1995 to 4.48% for the third quarter of 1996.

    -- Provision for Loan Losses. The provision for loan losses was $212,000 for the quarter ended September 30, 1996, compared to $219,000 for the same period in 1995. Management frequently evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. See also discussion under "Asset Quality -- Allowance for Loan Losses."

    -- Fees and Other Income. Fees and other income were $930,000 for the three month period ending September 30, 1996, compared to $749,000 for the same period in 1995. Investment management and trust fees accounted for substantially all of the increase in total fees and other income, as assets under management increased 24.0% to $661 million as of September 30, 1996.

    -- Operating Expense. Total operating expense for the third quarter of 1995 increased to $2.2 million, compared to $2.0 million for the same period in 1995. An increase in salary and benefit expense of $204,000, or 18.1%, and an increase in the remainder of non-interest expenses of $30,000, or 3.6%, were primarily the result of the acquisition of CH&P, Inc., and the Company's continued growth in loan and deposit balances.

    -- Income Tax Expense. The Company became fully taxable during the first quarter of 1996, having fully utilized its remaining deferred tax asset valuation reserve during 1995. As a result, the Company's effective tax rate for financial statement purposes was 33.9% during the third quarter of 1996, compared to 2.1% for the third quarter of 1995. The Company anticipates remaining fully taxable for the foreseeable future.

STATEMENTS OF INCOME, NINE  MONTHS ENDED SEPTEMBER 30, 1996 and 1995
--------------------------------------------------------------------

    -- Net Income. The Company recorded net income of $1.6 million, or $.27 per share, for the nine months ended September 30, 1996, compared to $1.1 million, or $.20 per share, for the same period in 1995. This represents a 43.2% increase in net income and a 35.0% increase in earnings per share between periods. Increases in interest income and investment management fees were more than sufficient to offset increases in funding costs and operating expense.

    -- Net Interest Income. For the first half of 1996, net interest income was $6.7 million, an increase of $1.3 million, or 24.6%, over the same period in 1995. The net interest margin increased to 3.77% for the nine months ended September 30, 1996 from 3.62% for the same period in 1995, an increase of 15 basis points, or 4.1%. This increase was primarily attributable to higher business volumes. Average earning assets increased $30.5 million, or 14.7%, to $238.4 million, and average interest-bearing liabilities increased $27.6 million, or 15.3%, to $207.5 million, from the comparable period a year earlier.

    -- Interest Income: Loans. Income on commercial loans was $5.4 million for the nine months ended September 30, 1996, compared to $4.2 million for the same period in 1995. The average balance of commercial loans increased $17.6 million, or 30.3%, for the nine month period. Income from residential mortgage loans was $4.6 million, compared to $3.3 million. The average balance of residential mortgage loans increased $21.9 million, or 35.3%, for the same period. During these same periods, the yield on commercial loans decreased 23 basis points, to 9.55%, while the yield on residential mortgage loans increased 16 basis points, to 7.34%.

    -- Interest Income: Investments. Income from the investment portfolio decreased to $3.0 million for the nine months ended September 30, 1996, compared to $3.5 million during the same period in 1995. This decrease in total investment income of $475,000, or 13.6%, was primarily attributable to a decrease of $11.6 million, or 14.4%, in the average balance of investments to partially fund the Company's growth.

    -- Interest Expense: Deposits and Borrowings. Interest expense on deposits and borrowings increased $710,000, or 11.5%, to $6.9 million for the nine months ended September 30, 1996, from $6.2 million for the same period in 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $27.6 million, or 15.3%, between the two periods, which was partially offset by a decrease in the overall cost of interest bearing liabilities of 38 basis points from 4.80% during 1995, to 4.42% during 1996.

    -- Provision for Loan Losses. The provision for loan losses was $423,000 for the nine months ended September 30, 1996, compared to $447,000 for the same period in 1995. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.25% at September 30, 1996 and December 31, 1995. See also discussion under "Asset Quality -- Allowance for Loan Losses."

    -- Fees and Other Income. Total fees and other income were $2.8 million for the nine months ended September 30, 1996, compared to $1.3 million for the same period in 1995. Investment management and trust fees accounted for substantially all of the increase in total fees and other income and increased $1.5 million, or 175.6%, to $2.4 million for the nine months ended September 30, 1996 from $865,000 for the same period in 1995 as the result of fees generated by accounts acquired from CH&P of $1.1 million, and growth in investment management and trust business.

    -- Operating Expense. Total operating expense for the nine months ended September 30, 1996 increased to $6.6 million, from $5.1 million for the same period in 1995. An increase in salary and benefit expense of $1.1 million, or 39.5%, and an increase in the remainder of non-interest expenses of $428,000, or 19.0%, were primarily the result of the acquisition of CH&P, Inc. and the Company's continued growth and relocation to Ten Post Office Square, Boston.

    -- Income Tax Expense. The Company became fully taxable at the beginning of 1996, having fully utilized its remaining deferred tax asset valuation reserve during 1995. As a result, the Company's effective tax rate for financial statement purposes was 33.1% for the nine months ended September 30, 1996, compared to 1.6% for the same period during 1995. The Company anticipates remaining fully taxable for the foreseeable future.

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

    On December 6, 1995, Robert S. Lappin, Esq., one of the Bank's depositors, filed a Complaint in the Massachusetts Superior Court entitled LAPPIN, ET AL. V. ORSTEIN, ET AL., Suffolk Superior Court, Civil Action No. 95-6207-B. As part of the Complaint, Mr. Lappin included counts against the Bank (and three other Boston banks) alleging that he had sustained losses from his client funds account at the Bank and from other funds of clients maintained in separate deposit accounts by him as Trustee, due to the misappropriation of these funds by a former secretary. Mr. Lappin alleged that the Bank was liable for these misappropriated funds due to the fact that the Bank had cleared numerous checks on Lappin's various accounts at the Bank which had unauthorized signatures and/or endorsements.

    On January 19, 1996, Dorothy Wallace and others filed a separate civil action in the Massachusetts Superior Court entitled WALLACE, ET AL. V. LAPPIN, ET AL., Suffolk Superior Court, Civil Action No. 96-0330-B. In this action, the Wallaces alleged that most of the misappropriated funds referred to by Lappin in his Complaint were in fact funds belonging to the Wallaces. The Wallaces allege that Lappin was responsible for all of the misappropriated funds due to his breach of fiduciary responsibilities as attorney and Trustee to the Wallaces. The Wallaces allege that the Bank was also liable for the misappropriations due to the fact that the Bank cleared numerous instruments bearing unauthorized endorsements and in some cases accepted deposits without proper endorsements. The Wallaces included similar counts against three other Boston banks.

    In September, 1996, the Massachusetts Superior Court entered an Order consolidating the two civil actions referred to above. Then on October 1, 1996, the Wallaces filed an Amended Consolidated Complaint, in which they reiterated the allegations made by the Wallaces in Civil Action No. 96-0330-B and added another count against the four banks alleging that the banks aided and abetted Lappin in the breach of his fiduciary responsibilities by clearing instruments and accepting deposits without proper authorization.

    On October 29, 1996, the Bank answered the Wallace's Amended Consolidated Complaint denying any and all claims and other allegations of wrongdoing against it, setting forth substantial defenses in connection with the transaction and filing claims against Mr. Lappin for negligence and breach of duty, and seeking funds owed to it as a result of an overdraft and related costs.

ITEM 2. CHANGE IN SECURITIES

        No changes in security holders' rights have taken place.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        No defaults upon senior securities have taken place.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        No submissions of matters to a vote of the security holders have taken place.

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




                                                    BOSTON PRIVATE BANCORP, INC.
                                                                    (Registrant)




                                                            /s/ Timothy L. Vaill
November 13, 1996                            -----------------------------------
    (Date)                                                      Timothy L. Vaill
                                                                   President and
                                                         Chief Executive Officer


                                                           /s/ Walter M. Pressey
November 13, 1996                            -----------------------------------
    (Date)                                                     Walter M. Pressey
                                                       Senior Vice President and
                                                         Chief Financial Officer