Form 10KSB
period 1996-12-31
BOSTON PRIVATE BANCORP INC
filed 1997-03-25
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) FOR THE TRANSITION PERIOD FROM _______ TO
         _______.

                           COMMISSION FILE NO. 0-17089

                          BOSTON PRIVATE BANCORP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

COMMONWEALTH OF MASSACHUSETTS                                  04-2976299
---------------------------------                         ----------------------
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

TEN POST OFFICE SQUARE, BOSTON, MA                               02109
---------------------------------------                     --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE               (617) 912-1900
                                                           ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:      NONE
                                                               ----------
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                            YES  X  NO
                               -----  -----

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. | |

     FOR FISCAL YEAR ENDED DECEMBER 31, 1996, THE REGISTRANT'S REVENUES WERE $22,534,000.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING SALE PRICE ON THE NASDAQ SMALLCAP MARKET ON MARCH 21, 1997, WAS $33,655,494

6,634,441 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING ON MARCH 21, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN ITEMS 10, 11, 12 AND 13 OF PART III.

                                     PART I

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in assumptions used in making such forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

GENERAL

     Boston Private Bancorp, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company (the "Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company conducts substantially all of its business through its wholly-owned subsidiary, the Bank. The Company's principal office is located at Ten Post Office Square, Boston, Massachusetts 02109 and its telephone number is (617) 912-1900.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     In December 1996, the Company received $3.4 million of additional equity capital from a Common Stock Offering. Substantially all of the proceeds were subsequently invested in the Bank. On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In each of January and July 1996 and January 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The balance of the purchase price is payable in one remaining installment of $375,000 in cash and 41,667 shares of the Company's common stock in July 1997. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition.

INVESTMENT MANAGEMENT AND TRUST ADMINISTRATION

     General. The Company provides asset management services to a broad range of individual and institutional clients from several states and foreign countries. For the year ended December 31, 1996, the asset management business accounted for 82.6% of the Company's total fees and other income and 14.4% of the Company's total revenues.

     At December 31, 1996, the Company had $687 million in assets under management. Of this total, $641.2 million was in investment advisory accounts, $31.8 million was invested and administered under trust arrangements, and $13.5 million was in custody or safekeeping.

     Investment Management and Trust Services. The Company provides a range of investment management services to individuals, family groups, trusts, endowments and foundations, and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciary, the Company also provides trust services to both individuals and institutions.

LENDING ACTIVITIES

     GENERAL. The Company specializes in lending to individuals and small businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Company to individuals include residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment and vacation properties, letters of credit and overdraft protection. Loans made by the Company to businesses include commercial mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. All commercial loans over $100,000, with the exception of cash collateralized loans, are required to be reviewed by the Credit Committee, consisting of members of the Bank's senior management. All commercial loans over $500,000 and all residential mortgage loans over $1 million are required to be reviewed by the Loan Committee, which includes three outside Directors.

     At December 31, 1996, the Company had loans outstanding of $206.1 million, which represented approximately 71.3% of the Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity, and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 1996, approximately 85% of the Company's outstanding loans had interest rates that were either floating or adjustable in nature. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Asset Liability Management." At December 31, 1996, approximately 98.5% of the Company's outstanding loans were secured and approximately 76.0% were secured in whole or in part by real estate. Within the commercial loan portfolio, $48.6 million or 49.8% of the portfolio was secured in whole or in part by real estate.

     At December 31, 1996, the Bank's statutory lending limit to any single borrower was approximately $3.8 million, subject to certain exceptions provided under applicable law. At December 31, 1996, the Bank had no outstanding lending relationships in excess of the legal lending limit. The Bank also has a policy of extending only secured loans to directors of the Bank and the Company, and the aggregate principal amount of loans to all directors of the Bank and the Company is limited by law to 100% of capital. At December 31, 1996, the aggregate principal amount of all loans to directors and related entities (including commitments under lines of credit) was $1,348,000.

     Loan Portfolio Composition and Maturity. The following table sets forth the loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

                                                                     DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------------------
                            1996                     1995                   1994                  1993                    1992
                    --------------------- ---------------------- --------------------- ----------------------  ---------------------
                      AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT
                    ----------- --------- ----------- ---------- ----------- --------- ----------- ----------  ----------- ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial            $ 97,740      47.4%    $ 72,729      46.8%   $ 50,527      45.4%      $35,113     46.4%     $27,860      47.1%

Residential             96,578      46.9       74,447      48.0      54,373      48.9        34,909     46.1       25,472      43.1
mortgage
Home equity             11,481       5.6        7,783       5.0       6,045       5.4         5,421      7.2        5,586       9.5

Other                      308        .1          297        .2         281        .3           234       .3          171        .3
                      --------     -----     --------     -----    --------     -----       -------    -----      -------     -----
                       206,107     100.0%     155,256     100.0%    111,226     100.0%       75,677    100.0%      59,089     100.0%
Allowance for loan
losses                  (2,566)                (1,942)               (1,232)                 (1,006)                 (812)
                      --------               --------              --------                 -------               -------
Net loans             $203,541               $153,314              $109,994                 $74,671               $58,277
                      ========               ========              ========                 =======               =======


     The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 1996. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                               RESIDENTIAL       HOME
                                                COMMERCIAL      MORTGAGE        EQUITY           OTHER          TOTAL
                                               -------------- -------------- --------------  -------------- --------------
                                                                             (IN THOUSANDS)
Amounts due:
   One year or less                             $43,958         $    --         $    70           $308          $ 44,336
   After one year through five years             43,211               4             --              --            43,215
   Beyond five years                             10,571          96,574          11,411             --           118,556
                                                -------         -------         -------           ----          --------
      Total                                     $97,740         $96,578         $11,481           $308          $206,107

Interest rate terms on amount due after one year:
   Fixed                                        $17,360         $10,704         $   --            $ --          $ 28,064
   Adjustable                                    36,422          85,874          11,411             --           133,707
                                                -------         -------         -------           ----          --------
      Total                                     $53,782         $96,578         $11,411           $ --          $161,771

     Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially lower than current market rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Company will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Company are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. At December 31, 1996, $303,000 of loans scheduled to mature within one year were non-performing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition--Non-performing Assets."

     Commercial Loans. Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit, and term loans.

     At December 31, 1996, the Company had outstanding 550 commercial loans totaling $97.7 million, which represented 47.4% of total loans and 33.8% of total assets. Commercial loans, consisting primarily of loans to businesses, increased by $25.0 million, or 34.4%, during the year ended December 31, 1996, compared to an increase of $22.2 million, or 43.9%, during the year ended December 31, 1995. The growth in 1996 and 1995 reflects both an increase in market demand and initiatives by the Company to increase originations. Of the Company's total commercial loan portfolio, $44.0 million or 45.0% is due within one year and $53.8 million or 55.0% is due after one year. Loans are typically priced on a floating rate basis or at a margin over the Bank's base rate. Floating rate loans accounted for 78.7% of the Company's commercial loan portfolio as of December 31, 1996. The average commercial loan balance at December 31, 1996 was approximately $178,000.

     The Company has an independent loan review process under which all loan originations are reviewed for adherence to internal policies and underwriting guidelines. The Company also reviews all outstanding commercial loans at least annually. Such credit reviews are first performed by the loan review function and then presented to the Credit Committee with further review, in certain situations, by the Loan Committee. In addition, the Credit Committee reviews loans on the Company's internal "watch list" and classified loan report on a periodic basis. Each of these loans is required to have an action plan which is developed by the lending officer in charge of the credit.

     Residential Mortgage and Home Equity Loans. At December 31, 1996, the Company had outstanding residential mortgage loans and home equity loans of $96.6 million and $11.5 million, respectively, together representing 52.4% of the Company's total loan portfolio. Residential mortgage loans and home equity loans increased by $25.8 million, or 31.4%, during the year ended December 31, 1996, and increased by $21.8 million, or 36.1%, during 1995. The increases in both 1996 and 1995 were primarily due to the relatively low level of adjustable mortgage loan interest rates, as well as promotional activities designed specifically to increase the Company's volume of mortgage loan originations.

     While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $207,000 at December 31, 1996.

     At December 31, 1996, the average residential loan balance was $267,000. In 1996, the Company sold $13.5 million of residential mortgage loans on a non-recourse basis without retaining servicing. The Company generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells fixed rate mortgage loans to outside investors. At December 31, 1996, $85.9 million, or 88.9%, of loans in the Company's residential mortgage portfolio were ARM's.

     Other Loans. The category "Other loans" consists of loan balances outstanding on credit cards and loans arising from overdraft protection extended to individual customers. Other loans increased by $11,000, or 3.7%, during the year ended December 31, 1996, and increased by $16,000, or 5.7%, during 1995. At December 31, 1996, aggregate outstanding balances were $308,000 compared to $297,000 at December 31, 1995.

     Allowance for Loan Losses and OREO Activity. The following table is an analysis of the Company's allowance for loan losses for the periods indicated:

                                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                            1996         1994       1994          1993          1992
                                                          --------     --------    -------       -------      -------
                                                                              (DOLLARS IN THOUSANDS)
Average loans outstanding                                 $175,332     $131,928    $95,400       $64,371      $63,127
                                                          ========     ========    =======       =======      =======

Allowance for loan losses, beginning of period            $  1,942     $  1,232    $ 1,006       $   812      $ 2,202

Charged-off loans:
   Commercial                                                    6           54        166           314        2,701
   Residential Mortgage                                         52            3         64            --           --
   Home Equity                                                   8           --         --            --           --
   Other                                                         0            4         --            --            1
                                                          --------     --------    -------       -------      -------
       Total charged-off loans                                  66           61        230           314        2,702
                                                          --------     --------    -------       -------      -------

Recoveries on loans previously charged-off:
   Commercial                                                   71          153        101           235          174
   Residential Mortgage                                         --           --         --            --           --
   Home Equity                                                  --           --         --            --           --
   Other                                                        --           --         --            --            1
                                                          --------     --------    -------       -------      -------
       Total recoveries                                         71          153        101           235          175
                                                          --------     --------    -------       -------      -------

Net loans charged-off (recovered)                               (5)         (92)       129            79        2,527
Provision for loan losses                                      619          618        355           273        1,137
                                                          --------     --------    -------       -------      -------
Allowance for loan losses, end of period                  $  2,566     $  1,942    $ 1,232       $ 1,006      $   812
                                                          ========     ========    =======       =======      =======

Net loans charged-off (recovered) to average loans            (.01%)       (.07%)      .14%          .12%        4.00%
Allowance for loan losses to ending gross loans               1.25%        1.25%      1.11%         1.33%        1.37%
Allowance for loan losses to non-performing loans           262.91%      304.87%    247.39%        92.21%       98.42%
Net loans charged-off (recovered) to allowance for
    loan losses                                              (0.19%)      (4.74%)    10.47%         7.85%      311.21%
Recoveries to charge-offs                                   107.58%      250.82%     43.91%        74.84%        6.48%

     The following table represents the allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans for the periods ending as indicated:

                                                                      DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                              1996                  1995                  1994                  1993                 1992
                         --------------------  --------------------  --------------------  -------------------- --------------------
                           AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT
                         ---------- ---------  ---------- ---------  ---------- ---------  -------------------- ---------- ---------
                                                                 (DOLLARS IN THOUSANDS)
Loan category:
  Commercial              $2,296     47.4%     $1,686      46.8%       $1,062       45.4%    $  841    46.4%      $734       47.1%

  Residential mortgage       241     46.9         237      48.0           154       48.9        150    46.1         63       43.1

  Home equity and other       29      5.7          19       5.2            16        5.7         15     7.5         15        9.8
                          ------    -----      ------     -----        ------      -----     ------   -----       ----      -----
                          $2,566    100.0%     $1,942     100.0%       $1,232      100.0%    $1,006   100.0%      $812      100.0%
                          ======    =====      ======     =====        ======      =====     ======   =====       ====      =====



     This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Company's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

     The following table summarizes the gross activity in OREO during the periods indicated:

                                     ACTIVITY            AMOUNT
                                     --------            ------
                                                     (IN THOUSANDS)

                 Balance at December 31, 1994            $265
                 Write-downs                              (20)
                                                         ----

                 Balance at December 31, 1995            $245
                 Property acquired                        200
                 Sales and rental proceeds               (360)
                                                         ----

                 Balance at December 31, 1996            $ 85
                                                         ====

     The balance of OREO at December 31, 1996 consisted of one parcel of commercial land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset Quality" and
Note 7 to the Consolidated Financial Statements for further information.

INVESTMENT ACTIVITIES

     The investment activity of the Company is an integral part of the overall asset/liability management of the Company. The Bank's investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieve a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the Bank has an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed by the Asset/Liability Management Committee. See Notes 3 and 4 to the Consolidated Financial Statements for further information.

     The following table summarizes the book value of investments at the dates indicated:

                                                               DECEMBER 31,
                                                 ---------------------------------------
                                                   1996            1995            1994
                                                 -------         -------         -------
                                                             (IN THOUSANDS)
Available for sale:
     U.S. Government and related obligations     $14,565         $22,284         $19,667
     Municipal bonds                              12,072              --              --
     Mortgage-backed obligations                      --             119              --
     Other equity securities                          --               8               8
                                                 -------         -------         -------
         Total available for sale                $26,637         $22,411         $19,675
                                                 =======         =======         =======



Held to maturity:
     U.S. Government and related obligations     $ 5,005         $12,019         $16,020
     Municipal bonds                               1,382              --              --
     Mortgage-backed obligations                  25,289          31,933          35,304
     Corporate notes & bonds                          --             790           5,543
                                                 -------         -------         -------
         Total held to maturity                  $31,676         $44,742         $56,867
                                                 =======         =======         =======


SOURCES OF FUNDS

     Deposits. Deposits have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. At December 31, 1996, the Company had a total of approximately 2,100 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $26,000; 450 savings accounts with an average account balance of approximately $10,000; and 1,700 money market accounts with an average account balance of approximately $53,000. Certificates of deposit of $100,000 or greater represented approximately 18.9% of total deposits at December 31, 1996. See Note 9 to the Consolidated Financial Statements for further information.

     The following table sets forth the average balances and rates of the Company's deposits:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                           -----------------------
                                                            AVERAGE       AVERAGE
                                                            BALANCE        RATE
                                                           ---------     ---------
                                                           (DOLLARS IN THOUSANDS)
     Noninterest-bearing deposits:
        Checking accounts                                  $ 24,073          --%
     Interest-bearing deposits:
        NOW and savings accounts                             22,895        1.50
        Money market accounts                                80,760        3.70
        Certificates of deposit under $100,000               16,902        5.32
        Certificates of deposit of $100,000 or greater       40,489        5.36
                                                           --------        ----
            Total                                          $185,119        3.46%
                                                           ========        ====


     Historically, the Company has had a higher percentage of its time deposits in denominations of $100,000 or greater than commercial banking averages. Within the banking industry, these deposits are generally considered to be volatile. However, a significant portion of the Company's deposits in denominations of $100,000 or greater are maintained by individuals or entities with other relationships with the Company or with whom directors, officers or stockholders of the Company have personal relationships.

     Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

                                                        DECEMBER 31,
                                               --------------------------------
                                                   1996               1994
                                               -------------       ------------
                                                       (IN THOUSANDS)

    Less than 3 months remaining                  $32,526             $34,324
    3 to 6 months remaining                         3,742               4,928
    6 to 12 months remaining                        2,727               2,385
    More than 12 months remaining                     624                 500
                                                  -------             -------
         Total                                    $39,619             $42,137
                                                  =======             =======



     Borrowings. The Company has established various borrowing arrangements in order to provide additional sources of liquidity and funding, thereby increasing flexibility. Management believes that the Company currently has adequate liquidity available to respond to current demands. At December 31, 1996, the Company had $45.5 million in FHLB advances outstanding with a weighted average interest rate of 5.96%. At December 31, 1995, there were $38.1 million in FHLB advances outstanding with a weighted average interest rate of 6.37%. Of the advances outstanding at December 31, 1996, $21.0 million have variable rates which reprice at least annually to market rates. The Company has the opportunity to repay variable rate advances on their respective anniversary dates. See Note 11 to the Consolidated Financial Statements for further information.

     The Company also obtains funds from the sales of securities to institutional investors under repurchase agreements. In a repurchase agreement transaction, the Company will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements are delivered to the securities dealers who arrange these transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Company. However, the Company is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Company only deals with large, established investment brokerage firms when entering into these transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Consolidated Financial Statements. At December 31, 1996, the total amount of outstanding repurchase agreements was $8.1 million with a weighted average interest rate of 4.52%. See Note 10 to the Consolidated Financial Statements for additional information.

     From time to time the Company purchases Federal Funds from other banking institutions to supplement its liquidity position. The Company has negotiated federal fund lines of credit totaling $12.3 million with correspondent institutions to provide the Company with immediate access to overnight borrowings. At December 31, 1996, the Company had no borrowings outstanding under these federal funds lines.

COMPETITION

     In attracting deposits and making loans, the Company encounters competition from other institutions, including larger downtown Boston and suburban-based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Eastern Massachusetts and adjoining areas. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, range of services provided and the quality of these services.

     In offering investment management and trust services the Company competes primarily with commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, law firms and other financial companies. Competition is especially keen in this area because Boston has a well-established and well-respected investment management industry.

     In addition to offering competitive rates for its banking products and services, the Company's strategy for meeting competition has been to concentrate on discrete segments of the market for financial services, particularly professionals and small businesses, by offering customized and personalized banking services. Although there are several small banks offering personalized banking services in the Company's primary service area, the Company is one of a few also offering investment management and trust services.

     The Company believes that its active participation in civic and community affairs is an important factor in building its reputation and, thereby, attracting additional customers.

EMPLOYEES

     At December 31, 1996, the Company had 77 full-time and 2 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health and dental insurance, life and long-term disability insurance, an incentive stock option plan, and a 401(k) plan.

                                   REGULATION

     Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations, which are subject to changes that significantly affect the way in which such entities conduct business. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, and investment banks. In addition, the enactment of banking legislation such as the Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

REGULATION OF THE COMPANY

     General. The Company has been incorporated as a business corporation under Massachusetts law. Thus, the rights of the Company's stockholders are governed by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA.

     BHCA-Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board.

     The BHCA also generally prohibits a bank holding company from engaging in any business other than banking or managing or controlling banks or from acquiring more than 5% of the voting shares of any company that is not a bank, unless the Federal Reserve Board has determined its activities to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangibles. Total capital consists of Tier 1 capital and supplementary capital, which includes: hybrid capital instruments and perpetual debt; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. Furthermore, the bank holding company rating system used by the Federal Reserve Board to analyze the adequacy of a bank holding company's management, operation, earnings and capital generally evaluates "primary capital" and "total capital," with the ratios being 5.5% and 6%, respectively.

     Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. The acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under certain circumstances, constitute the acquisition of control.

     In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares of voting securities and other indications of control as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquiror (if not already registered) registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

     Massachusetts Law. Massachusetts law requires all bank holding companies to receive prior written approval of the Board of Bank Incorporation (the "BBI") to, among other things, acquire all or substantially all of the assets of a banking institution or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than the Bank. In addition, prior approval of the BBI is required before any bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions, or acquire more than 5% of the voting stock of another banking institution.

REGULATION OF  THE BANK

     General. The Bank is subject to extensive regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

     FDIC Insurance Premiums. Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. Beginning with the first semiannual assessment period of 1997, rates under these classifications will range from 0.013% for well capitalized, healthy institutions to 0.283% for undercapitalized institutions with substantial supervisory concerns. At December 31, 1996, the Bank was considered "well capitalized" with regard to these regulations.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

     Prompt Corrective Action. The federal banking agencies have promulgated regulations to implement the system of prompt corrective action established by
Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i)

"well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or directive requiring the bank to maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the accompanying regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     Regulatory Consequences of Failing to Meet Capital Requirements. A number of sanctions may be imposed on FDIC-insured banks that are not in compliance with the capital regulations, including, among other things, restrictions on asset growth and imposition of a capital directive that may require, among other things, an increase in regulatory capital, reduction of rates paid on savings accounts, cessation of or limitations on deposit-gathering, lending, purchasing loans, making specified investments, or issuing new accounts, limits on operational expenditures, an increase in liquidity and such other restrictions or corrective actions as the FDIC may deem necessary or appropriate. In addition, any FDIC-insured bank that is not meeting its capital requirements must provide the FDIC with prior notice before the addition of any new director or senior officer.

     Brokered Deposits and Pass-Through Deposit Insurance Limitations. Well-capitalized institutions may accept brokered deposits. A depository institution that is adequately capitalized may not accept, renew or roll over any brokered deposit unless it obtains a waiver of statutory limitations from the FDIC. Even if an adequately capitalized institution receives such a waiver, it may offer yields on brokered deposits only within specified limits. An undercapitalized depository institution may not accept brokered deposits. The definitions of "well capitalized," "adequately capitalized," and "undercapitalized" generally conform to the definitions described above for prompt corrective action. In addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts and eligible deferred compensation plans maintained by depository institutions that cannot accept brokered deposits.

     Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the equity investments and activities of FDIC-insured, state non-member banks and their subsidiaries to those that are permissible for national banks. Under the FDIC's final regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary that engages in activities permissible for subsidiaries of national banks, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) for insured state banks located in certain states, including Massachusetts, retaining under certain circumstances and subject to certain limitations, listed common and preferred shares or registered investment company shares, (iv) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     With respect to the activities limitations, pursuant to FDIC regulation, FDIC insured state chartered banks must obtain prior consent from the FDIC before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not allowed for a national bank. This limitation generally does not apply, however, to activities which the Federal Reserve Board has approved, securities activities performed in accordance with FDIC regulations, and activities that the FDIC determines do not pose a significant risk to the deposit insurance fund.

     Safety and Soundness Guidelines. The federal banking agencies have adopted safety and soundness guidelines for all insured depository institutions and depository institution holding companies, prescribing in a general manner standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, and other operational and managerial standards.

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act of 1977, as amended (the "CRA"), was enacted to encourage every financial institution to help meet the credit needs of its entire community, including low-and-moderate-income neighborhoods, consistent with its safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA.

     The federal bank regulatory agencies have jointly issued amendments to the regulations implementing the CRA that have substantially revised the current CRA framework effective January 1, 1996. The amended CRA regulations rely more than prior CRA regulations upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. As of the date of the most recent regulatory exam in December 1994, the Bank's CRA rating was "satisfactory."

INTERSTATE BANKING LEGISLATION

     Under the Interstate Act, different types of interstate transactions and activities will be permitted under federal law, each with different effective dates. Interstate transactions and activities provided for under the new law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between insured banks with different home states, including consolidations of affiliated insured banks; (iii) establishment of interstate branches by branch acquisition; and (iv) affiliated banks acting as agents for one another for certain banking functions without regard to state law prohibitions on interstate branching or unauthorized banking. In general, nationwide interstate bank acquisitions are now permissible, irrespective of most state law limitations. Interstate mergers will be permissible on July 1, 1997, unless a state passes legislation either to permit the earlier occurrence of interstate mergers or prevent such mergers. States may at any time enact legislation permitting interstate branching. Banks are now permitted to act as agents for affiliated depository institutions. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

     Subject to applicable state law "opt-out" or "opt-in" provisions in the case of interstate mergers and de novo branching, the appropriate federal bank regulator may approve the respective interstate transactions only if certain criteria are met. First, in order for a banking institution (a bank or bank holding company) to receive approval for an interstate transaction, it must be "adequately capitalized" and "adequately managed." The phrase "adequately capitalized" is generally defined as meeting or exceeding all applicable federal regulatory capital standards, while the phrase "adequately managed" is left undefined. Second, the appropriate federal bank regulator must consider the applicant's and its affiliated institutions' records under the CRA, as well as the applicant's record under applicable state community reinvestment laws.

     The new law also applies deposit "concentration limits" to interstate acquisition and merger transactions. Specifically, a banking institution may not receive federal approval for interstate expansion if it and its affiliates would control (i) more than 10% of the deposits held by all insured depository institutions in the United States, or (ii) 30% or more of the deposits of all insured depository institutions in any state in which the banks or branches involved in the transactions (or any affiliated depository institution) overlap.

     In 1996, Massachusetts enacted interstate banking laws in response to the Interstate Act. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and banking on a reciprocal basis. The new interstate banking law is likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire or to compete with the Bank in Massachusetts and similarly make it easier for Massachusetts banks to compete outside the state.

                                    TAXATION

FEDERAL TAXATION

     The Company and the Bank are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company and the Bank, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

     In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items which are generally applicable include an amount equal to 75% of the amount by which a bank's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceeds its alternative minimum taxable income without regard to this preference. Alternative minimum tax paid can be credited against regular tax due in later years.

STATE AND LOCAL TAXATION

     Commonwealth of Massachusetts. The Bank is subject to an annual Massachusetts excise tax. The tax rate applicable to financial institutions, including trust companies, will be reduced from 11.72% to 10.50% by 1999 on net income apportioned to Massachusetts. The rate will be 11.32% for 1997, 10.91% for 1998 and 10.50% for 1999. Net income for years beginning before January 1, 1999, includes gross income as defined under the provisions of the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, but not the credits as defined under the provisions of the Internal Revenue Code. For taxable years beginning on or after January 1, 1999, the definition of Massachusetts net income is modified to allow a deduction for 95% of dividends received from stock where the Bank owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Finally, affiliated financial institutions are not permitted to file a combined tax return in Massachusetts under the new legislation.

     Bank holding companies and certain non-bank subsidiaries are subject to the Massachusetts corporate excise tax on business corporations provided they were subject to such tax in taxable years before 1995. Under the corporate excise tax, a corporation is taxed on its net income apportioned to Massachusetts at the rate of 9.5% plus a tax of .26% on either its apportioned net worth or tangible property. These grandfathered corporations may elect to file a combined Massachusetts excise tax return through 1998. For taxable years beginning in 1999, these corporations will be taxed as a financial institution and taxed at a rate of 10.5% on their net income apportioned to Massachusetts. Certain of the Bank's subsidiaries meeting certain definitional tests relating to investments are not subject to either the corporate excise tax or the tax on financial institutions, but instead are taxed on their gross income at the rate of 1.32%

     The Bank and certain of its affiliates are subject to local property taxes. Massachusetts excise or local property taxes paid by the Bank or its affiliates are generally deductible for federal income tax purposes.

ITEM 2.  DESCRIPTION OF PROPERTY

     In October 1994, the Company executed a lease for new premises at Ten Post Office Square, Boston, MA. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at Ten Post Office Square.

     In connection with an acquisition, the Company assumed liability for lease payments on 5,079 square feet of space through December 1998. This space is currently subleased to a non-affiliated third party.

     The Company has from time to time also acquired properties through foreclosure, which are marketed by local real estate brokers or by its lending staff.


ITEM 3.  LEGAL PROCEEDINGS

     In January 1994, the Bank became aware of a dispute among various parties involved in a transaction in which it served as bank of deposit for certain certificates stated to reflect debt obligations of a foreign bank. In December 1994, the party which allegedly purchased the certificates filed a complaint in the United States District Court for the District of Massachusetts alleging certain claims arising out of the transaction against numerous individuals and entities, including the Bank and one of its former officers. The plaintiff sought to recover compensatory damages of approximately $4 million.

     In August 1995, the Bank filed for summary judgment against the plaintiff's claims. The plaintiff also filed a motion for partial summary judgment on one of its claims. On March 19, 1996, the court granted the Bank's summary judgment motion and denied the plaintiff's motion, resulting in the dismissal of all claims against the Bank. The plaintiff sought reconsideration of its motion, and on November 26, 1996, the court denied plaintiff's motion for reconsideration of the summary judgment previously granted in favor of the Bank.

     Notwithstanding the Court's dismissal of the principal underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties, and the Bank has been named as third-party defendant by another party defendant to the original case. The Bank continues to believe it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $300,000, a portion of which is recoverable under an insurance policy. No further estimate of any loss can be made at this time.

     On December 6, 1995, Robert S. Lappin, Esq., a depositor, filed a complaint in Suffolk Superior Court (Civil Action No. 95-6207-B). As part of the complaint, Mr. Lappin included counts against the Bank (and five other financial institutions) alleging that he had sustained losses from his client funds account at the Bank and from other funds of clients maintained in separate deposit accounts by him as Trustee, due to the misappropriation of these funds by a former secretary. Mr. Lappin alleged that the Bank was liable for these misappropriated funds due to the fact that the Bank had cleared numerous checks on Mr. Lappin's various accounts at the Bank which had unauthorized signatures and /or endorsements.

     On January 19, 1996, Dorothy Wallace and others filed a separate action in the Suffolk Superior Court, (Civil Action No. 96-0330-B). In this action, the Wallaces alleged that most of the misappropriated funds referred to by Mr. Lappin in his complaint were in fact funds belonging to the Wallaces. The Wallaces allege that Mr. Lappin was responsible for all of the misappropriated funds due to his breach of fiduciary responsibilities as attorney and trustee to the Wallaces. The Wallaces allege that the Bank was also liable for the misappropriations due to the fact that the Bank cleared numerous instruments bearing unauthorized endorsements and in some cases accepted deposits without proper endorsements. The Wallaces included similar counts against two other Boston banks.

     In September, 1996, Suffolk Superior Court entered an Order consolidating the two civil actions referred to above. The Wallaces filed an Amended Consolidated Complaint, on October 1, 1996, in which they reiterated their allegations made in Civil Action No. 96-0330-B and added another count against the three banks alleging that the banks aided and abetted Mr. Lappin in the breach of his fiduciary responsibilities by clearing instruments and accepting deposits without proper authorization.

     On October 29, 1996, the Bank answered the Wallace's Amended Consolidated Complaint denying all claims and allegations of wrongdoing against it, setting forth substantial defenses in connection with the matter and filing claims against Mr. Lappin for negligence and breach of duty, and seeking funds owed to it as a result of an overdraft and related costs. The Bank believes it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with this matter. This matter is in the early stages of discovery and therefore it is not possible to estimate any loss at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Boston Private Bancorp, Inc.'s Common Stock is traded on the Nasdaq SmallCap Market under the symbol "BPBC". At March 21,1997, there were 6,634,441 shares of Common Stock outstanding, which were held by approximately 625 holders of record.

     The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:

          1996                                HIGH                  LOW
          ----                              --------              --------
          Fourth Quarter                     $5.88                 $3.75
          Third Quarter                       4.25                  3.63
          Second Quarter                      4.38                  3.50
          First Quarter                       4.06                  3.38
          1995
          ----
          Fourth Quarter                     $4.25                 $3.63
          Third Quarter                       4.25                  3.38
          Second Quarter                      3.63                  2.75
          First Quarter                       3.00                  2.50


DIVIDENDS

     Neither the Company, nor the Bank prior to the implementation of the holding company structure, has ever paid any dividends in respect to its Common Stock. The Company does not presently have any specific plans to pay cash dividends on its Common Stock. Declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. These restrictions on the ability of the Bank to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits", it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account.

RECENT SALES OF UNREGISTERED SECURITIES

     The information contained in the Company's Current Report on Form 8-K, filed as of January 14, 1997, regarding recent sales of unregisterd securities is incorporated herein by reference thereto.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following table represents selected financial data for the five fiscal years ended December 31, 1996. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                 1996             1995            1994            1993             1992
                                               --------         --------        --------        --------         -------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
AT DECEMBER 31:
Total assets                                   $288,906         $241,551        $205,259        $105,545         $82,961
Total loans                                     206,107          155,256         111,226          75,677          59,089
Investment securities                            33,024           35,101          41,238          16,123           4,248
Mortgage-backed securities                       25,289           32,052          35,304           1,172           3,066
Cash and cash equivalents                        14,596            9,195          11,781          11,105          14,910
Excess of costs over net assets acquired          4,068            4,390             273             310             347
Deposits                                        209,302          178,885         144,915          77,675          68,518
Borrowed funds                                   53,659           41,941          44,624          13,627           8,101
Stockholders' equity                             22,936           17,404          14,804          13,738           5,957
Non-performing assets (1)                         1,061              882             763           1,309           1,618

FOR THE YEAR ENDED DECEMBER 31:
Interest income                                  18,598           15,906          10,136           5,337           5,731
Interest expense                                  9,377            8,451           4,559           2,129           2,617
                                               --------         --------        --------        --------         -------
Net interest income                               9,221            7,455           5,577           3,208           3,114
Provision for loan losses                           619              618             355             273           1,137
                                               --------         --------        --------        --------         -------
Net interest income after provision for
loan losses                                       8,602            6,837           5,222           2,935           1,977
                                               --------         --------        --------        --------         -------
Fees & other income                               3,936            2,172             789             533             731
Operating expense                                 9,183            7,165           5,108           3,367           3,087
                                               --------         --------        --------        --------         -------
Income (loss) before income taxes                 3,355            1,844             903             101            (379)
Income tax expense (benefit)                      1,115              104            (300)           (355)             --
                                               --------         --------        --------        --------         -------
Net income (loss)                              $  2,240         $  1,740        $  1,203        $    456         $  (379)
                                               ========         ========        ========        ========         =======



PER SHARE DATA:
Net income (loss)                              $   0.36         $   0.30        $   0.22        $   0.15         $ (0.14)
Book value                                     $   3.48         $   3.03        $   2.65        $   2.46         $  2.28
Average common and common equivalent
shares outstanding                            6,241,000        5,843,000       5,567,000       3,040,000       2,615,000

SELECTED OPERATING RATIOS:
Return (loss) on average assets                     .88%             .79%            .76%            .51%          (0.46%)
Return (loss) on average equity                   12.82%           10.92%           8.65%           7.00%          (6.22%)
Interest rate spread (2)                           3.18%            2.92%           3.14%           3.42%           3.57%
Net interest margin                                3.78%            3.51%           3.61%           3.81%           4.00%

ASSET QUALITY RATIOS:
Non-performing loans to gross loans (1)             .47%             .41%            .45%           1.44%           1.40%
Non-performing assets to total assets (1)           .37%             .37%            .37%           1.24%           1.95%
Allowance for loan losses to gross loans           1.25%            1.25%           1.11%           1.33%           1.37%
Allowance for loan losses to non-
performing loans                                 262.10%          304.87%         247.39%          92.21%          98.42%
Loans charged-off to average net loans              .04%             .05%            .24%            .49%           4.23%

CAPITAL RATIOS:
Average equity to average assets                   7.27%            7.22%           8.67%           7.31%           7.44%
Tier I leverage capital ratio                      6.65%            5.54%           7.15%          12.76%           6.75%
Tier I risk-based capital ratio                   11.00%           10.31%          14.45%          21.31%          11.40%
Total risk-based capital ratio                    12.25%           11.54%          15.70%          22.57%          12.66%

(1)  Non-performing assets consist of non-performing loans and real estate acquired by the Bank through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure (collectively, "OREO").
     Non-performing assets and non-performing loans do not include restructured loans.

(2)  Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percent of average interest earning assets, in each case calculated on a fully-taxable equivalent basis.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in assumptions used in making such forward-looking statements. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of financial institutions such as the Company.

FINANCIAL CONDITION

     Total Assets. Total assets increased $47.4 million, or 19.6%, to $288.9 million at December 31, 1996 from $241.6 at December 31, 1995, reflecting an increase in portfolio loan originations. This increase was funded by growth in deposits and borrowings.

     Loans. Total loans were $206.1 million, or 71.3% of total assets, at December 31, 1996, compared with $155.3 million, or 64.3% of total assets, at December 31, 1995. This increase of $50.8 million, or 32.8%, was primarily attributable to the Company having increased its efforts during the past two years to identify lending opportunities and having initiated advertising and promotional campaigns which are designed to increase loan originations. During 1996, commercial loans increased $25.0 million, or 34.4%, residential mortgage loans increased $22.1 million, or 29.7%, and home equity and other loans increased $3.7 million, or 45.9%.

     Asset Quality. Non-performing assets include non-performing loans and other real estate owned ("OREO"). Non-performing loans include both nonaccrual loans and loans past due 90 days or more but still accruing. The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are not included in non-performing loans unless they become delinquent or are placed on nonaccrual status.

      The following table sets forth information regarding non-performing assets, other real estate owned, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

                                                                                            DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                       1996        1995        1994        1993       1992
                                                                      ------      ------      ------      ------     ------
                                                                                    (DOLLARS IN THOUSANDS)

  Loans accounted for on a nonaccrual basis                           $  976       $443        $323      $  964     $  454
  Loans past due 90 days or more, but still accruing                       -        194         175         127        371
                                                                      ------       ----        ----      ------     ------
  Total non-performing loans                                             976        637         498       1,091        825
  Other real estate owned                                                 85        245         265         218        793
                                                                      ------       ----        ----      ------     ------
  Total non-performing assets                                         $1,061       $882        $763      $1,309     $1,618
                                                                      ======       ====        ====      ======     ======

  Delinquent loans 30-89 days past due                                 3,066        304       1,010         807        185

  Non-performing loans as a percent of gross loans                       .47%       .41%        .45%       1.44%      1.40%
  Non-performing assets as a percent of total assets                     .37%       .37%        .37%       1.24%      1.95%
  Delinquent loans 30-89 days past due as a percent of gross loans      1.49%       .20%        .91%       1.07%       .31%

     -- Non-Performing Assets. At December 31, 1996, the Company had non-performing assets of $1.1 million, which represented .37% of total assets. The Company's non-performing assets consisted of twelve nonaccruing loans aggregating $976,000, and one OREO property with a fair value of $85,000. Non-performing assets increased by $179,000, or 20.3%, from $882,000 at December 31, 1995. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Notes 5 and 7 to the Consolidated Financial Statements for further information on non-performing assets.

     -- Delinquencies. At December 31, 1996, $3.1 million of loans were 30 to 89 days past due, an increase of $2.8 million, or 908.6%, from the $304,000 million reported at December 31, 1995. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month. In addition to the loans reported in the category of loans past due 30-89 days as of December 31, 1996, there were $2.3 million of loans that were in the process of being renewed at December 31, 1996 and have since been renewed. Management does not consider these loans to be includable in the past due category.

     -- Adversely Classified Loans. The Company's management adversely classifies certain loans using an internal rating system based on criteria established by the federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 1996, the Company had classified $244,000 of loans as substandard or doubtful based on the rating system adopted by the Company. In addition, the Company had designated $130,000 of loans as special mention.

     Allowance for Loan Losses. The allowance for loan losses is established through provisions charged to operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

     While management evaluates currently available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for possible loan losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Investments. Total investments (consisting of federal funds sold, investment securities, and mortgage-backed securities) totaled $65.3 million, or 22.6% of total assets, at December 31, 1996, compared to $67.7 million, or 28.0% of total assets, at December 31, 1995. This decrease of $2.4 million, or 3.5%, was primarily attributable to redeployment of these funds in the loan portfolio. Of total investments at December 31, 1996, $26.6 million are securities available for sale. The available for sale portfolio carried a total of $101,000 in unrealized losses at December 31, 1996.

     Deposits and Borrowings. The Company has devoted considerable time and resources to gathering deposits and experienced an increase of $30.4 million, or 17.0%, in deposits during 1996, from $178.9 million, or 74.1% of total assets, at December 31, 1995, to $209.3 million, or 72.4% of total assets, at December 31, 1996. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements") and FHLB borrowings) increased $11.7 million, or 27.9%, during 1996. The increase was attributable to an increase in sweep repurchase agreements with cash management customers of the Company, and an increase in FHLB borrowings to help fund loan growth. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.

RESULTS OF OPERATIONS

     General. The Company's operating results depend primarily on the operating results of the Bank. The net income of the Bank depends primarily on the difference between interest income and its cost of money, or "net interest income", and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Company also generates a significant amount of fees and other income from providing investment management and trust services to its clients. This fee income from investment management and trust services is not directly dependent on market interest rates and provides the Company a steady source of income in varying market interest rate environments.

     Average Balances, Interest and Average Rates. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.

                                                                        YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                      1996                            1995                             1994
                                          -----------------------------   -----------------------------   --------------------------
                                                     INTEREST                        INTEREST                       INTEREST
                                           AVERAGE    EARNED/   AVERAGE    AVERAGE    EARNED/   AVERAGE    AVERAGE   EARNED/ AVERAGE
                                           BALANCE     PAID       RATE     BALANCE     PAID       RATE     BALANCE    PAID     RATE
                                          ---------  --------  --------   --------- ---------- ---------  --------- -------- -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Earning assets:
 Interest bearing deposits in banks        $  1,655   $    69    4.17%    $  1,029   $     28    2.72%    $     90    $    5   5.56%
 Federal funds sold                           2,154       110    5.11%       3,531        204    5.78%       2,383        92   3.86%
 Investments                                 64,998     3,769    5.80%      75,657      4,394    5.81%      56,508     3,062   5.42%
 Loans: (1)
   Commercial                                78,486     7,482    9.53%      60,036      5,871    9.78%      42,324     3,633   8.58%
   Residential mortgage                      86,988     6,358    7.31%      64,973      4,730    7.28%      47,464     2,876   6.06%
   Home equity and other                      9,858       810    8.22%       6,919        679    9.81%       5,612       468   8.34%
                                           --------   -------             --------    -------             --------   -------
      Total earning assets                  244,139    18,598    7.62%     212,145     15,906    7.50%     154,381    10,136   6.57%
                                                      -------                         -------                        -------
Allowance for possible loan losses           (2,177)                        (1,516)                         (1,152)
Cash and due from banks                       5,068                          4,255                           4,344
Premises and equipment                        1,146                          1,078                             534
Other assets                                  7,447                          4,792                           2,088
                                           --------                       --------                        --------
     TOTAL ASSETS                          $255,623                       $220,754                        $160,195
                                           ========                       ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
   Savings and NOW                         $ 22,895       343    1.50%    $ 20,894        407    1.95%    $ 22,739       498   2.19%
   Money market                              80,760     2,990    3.70%      61,515      2,046    3.33%      40,489       957   2.36%
   Certificates of deposit                   57,391     3,070    5.35%      54,718      3,102    5.67%      31,941     1,379   4.32%
 Borrowed funds                              50,364     2,974    5.91%      47,090      2,896    6.15%      37,564     1,725   4.59%
                                           --------   -------             --------    -------             --------   -------
     Total interest bearing liabilities     211,410     9,377    4.44%     184,217      8,451    4.59%     132,733     4,559   3.43%
                                                      -------                         -------                        -------
Non-interest bearing demand deposits         24,073                         19,032                          12,836
Payables and other liabilities                1,545                          1,564                             729
                                           --------                       --------                        --------
     TOTAL LIABILITIES                      237,028                        204,813                         146,298
Stockholders' equity                         18,595                         15,941                          13,897
                                           --------                       --------                        --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $255,623                       $220,754                        $160,195
                                           ========                       ========                        ========
Net interest income                                   $ 9,221                         $ 7,455                        $ 5,577
                                                      =======                         =======                        =======
Interest rate spread                                             3.18%                           2.91%                         3.14%
Net interest margin                                              3.78%                           3.51%                         3.61%


(1)  Nonaccrual loans are included in average loan balances.

     Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volumes (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

                                                           1996 VS 1995                           1995 VS 1994
                                              ------------------------------------      --------------------------------
                                                          CHANGE DUE TO                          CHANGE DUE TO
                                              ------------------------------------      --------------------------------
                                               RATE         VOLUME          TOTAL        RATE       VOLUME        TOTAL
                                              ------       --------        -------      ------     --------      -------
                                                                             (IN THOUSANDS)
    INTEREST INCOME ON
       INTEREST-EARNING ASSETS:
       Interest-bearing deposits in banks     $  19         $   22        $   41       $   (3)     $   26       $   23
       Federal funds sold                       (22)           (73)          (95)          57          55          112
       Investments                              (11)          (615)         (626)         232       1,100        1,332
       Loans:
         Commercial                            (151)         1,762         1,611          559       1,679        2,238
         Residential mortgage                    19          1,609         1,628          655       1,199        1,854
         Home equity and other                 (123)           254           131           91         120          211
                                              -----         ------        ------       ------      ------       ------
           Total interest income               (269)         2,959         2,690        1,591       4,179        5,770
                                              -----         ------        ------       ------      ------       ------

    INTEREST EXPENSE ON INTEREST-
       BEARING LIABILITIES:
       Deposits:
         Savings and NOW                        (68)             4           (64)         (53)        (38)         (91)
         Money market                                          693           943          479         610        1,089
                                                250
         Certificates of deposit               (180)           148           (32)         526       1,197        1,723
       Borrowed funds                          (118)           196            78          671         500        1,171
                                              -----         ------        ------       ------      ------       ------
           Total interest expense              (116)         1,041           925        1,623       2,269        3,892
                                              -----         ------        ------       ------      ------       ------

    NET INTEREST INCOME                       $(153)        $1,918        $1,765       $  (32)     $1,910       $1,878
                                              =====         ======        ======       ======      ======       ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Income. The Company's results of operations improved in 1996, primarily as a result of higher volumes of loans and an increase in net interest margin. For the year ended December 31, 1996, the Company's net income increased $500,000, or 28.7%, to $2.2 million, or $.36 per share, from $1.7 million, or $.30 per share for the year ended December 31, 1995. The overall increase in the Company's volume of earning assets has resulted in higher net interest income.

     Net Interest Income. For the year ended December 31, 1996, net interest income was $9.2 million, an increase of $1.8 million, or 23.7%, over the same period in 1995. This increase was primarily attributable to higher loan volumes and an increase in the net interest margin. Average earning assets were $32.0 million, or 15.1%, higher, and average interest-bearing liabilities were $27.2 million, or 14.8%, higher than the comparable period a year earlier. The net interest margin increased 27 basis points, or 7.7% from 3.51% in 1995 to 3.78% in 1996 due to a shift in assets from lower-yielding investments to higher-yielding loans.

     Interest Income. Loans. Income on commercial loans was $7.5 million for 1996 compared to $5.9 million for 1995, an increase of $1.6 million, or 27.4%. Income from residential mortgage loans was $6.4 million compared to $4.7 million, an increase of $1.6 million, or 34.4%, and home equity and other loans was $810,000 compared to $679,000, an increase of $131,000, or 19.3%, for the same periods, respectively. The average balances of commercial and residential mortgage loans during 1996 increased $18.5 million, or 30.7%, and $22.0 million, or 33.9%, respectively, compared to 1995. The average balance of home equity and other loans increased $2.9 million, or 42.5%. Meanwhile, the yield on commercial loans decreased 25 basis points, to 9.53%, and the yield on residential mortgage loans increased 3 basis points, to 7.31%, and the yield on home equity loans decreased 159 basis points to 8.22% compared to the prior year.

     Interest Income. Investments. Total investment income decreased to $3.8 million during 1996 compared to $4.4 million during 1995. This decrease in total investment income of $625,000, or 14.2%, was primarily attributable to a decrease in the average balance of investments of $10.7 million, or 14.1%.

     Interest Expense. Interest paid on deposits and borrowings increased $926,000, or 11.0%, to $9.4 million for 1996, from $8.5 million for 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $27.2 million, or 14.8%, between the two periods, and higher rates paid on money market accounts during 1996. The overall cost of interest-bearing liabilities decreased 15 basis points from 4.59% for 1995 to 4.44% for 1996.

     Provision for Loan Losses. The provision for loan losses was $619,000 for 1996 compared to $618,000 for 1995. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.25% at December 31, 1996 and 1995. Also see discussion under "Financial Condition - Allowance for Loan Losses."

     Fees and Other Income. Total fees and other income was $3.9 million for 1996 compared to $2.2 million for 1995. Investment management and trust fees increased $1.7 million, or 108.2%, as the result of growth in the Company's investment management and trust business and the acquisition of an investment management business on July 31, 1995 which contributed a full year of fee income in 1996.

     Operating Expense. Total operating expense for 1996 was $9.2 million, compared to $7.2 million for 1995. An increase in salary expense of $1.4 million, or 34.7%, and an increase in the remainder of operating expenses of $613,000, or 19.7%, were primarily the result of the acquisition of an investment management business on July 31, 1995, and the Company's growth and expansion of leased premises at Ten Post Office Square, Boston. Partially offsetting the increases in salary and occupancy expenses, FDIC insurance premiums decreased from $159,000 in 1995 to $2,000 in 1996.

     Income Tax Expense. The Company recorded Federal income tax expense of $957,000. During 1995, the Company utilized the remainder of the deferred tax asset valuation reserve to offset the majority of its current Federal tax expense for financial statement purposes, and became fully taxable for financial statement purposes during 1996. Additionally, the Company recorded State income tax expense of $158,000 as a result of taxable income being generated for State purposes from the Company's investment and mortgage-backed securities portfolios.


COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

     Net Income. The Company's results of operations improved in 1995, primarily as a result of higher volumes of loans and assets under management. For the year ended December 31, 1995, the Company's net income increased $537,000, or 44.6%, to $1.7 million, or $.30 per share, from $1.2 million, or $.22 per share for the year ended December 31, 1994. The overall increase in the Company's volume of earning assets has resulted in higher net interest income. The increase in assets under management, due principally to the acquisition of an investment management business, resulted in an increase of $1.1 million, or 242.5%, in fees earned from investment management and trust services, from $456,000 during 1994 to $1.6 million during 1995.

     Net Interest Income. For the year ended December 31, 1995, net interest income was $7.5 million, an increase of $1.9 million, or 33.7%, over the same period in 1994. This increase was primarily attributable to higher volumes of business. Average earning assets were $57.8 million, or 37.4%, higher, and average interest-bearing liabilities were $51.5 million, or 38.8%, higher than the comparable period a year earlier.

     Interest Income. Loans. Income on commercial loans was $5.9 million for 1995 compared to $3.6 million for 1994, an increase of $2.2 million, or 61.6%. Income from residential mortgage loans was $4.7 million compared to $2.9 million, an increase of $1.9 million, or 64.5%, and home equity and other loans was $679,000 compared to $468,000, an increase of $211,000, or 45.1%, for the same periods, respectively. The average balances of commercial and residential mortgage loans during 1995 increased $17.7 million, or 41.8%, and $17.5 million, or 36.9%, respectively, compared to 1994. Meanwhile, the yields on commercial and residential mortgage loans increased 120 basis points, to 9.78%, and 122 basis points, to 7.28%, respectively, compared to the prior year.

     Interest Income. Investments. Total investment income increased to $4.4 million during 1995 compared to $3.1 million during 1994. This increase in total investment income of $1.3 million, or 43.5%, was primarily attributable to an increase in the average balance of investments of $19.1 million, or 33.9%, and to a lesser extent, to an increase of 39 basis points, to 5.81%, in the overall yield on investments.

     Interest Expense. Interest paid on deposits and borrowings increased $3.9 million, or 85.4%, to $8.5 million for 1995, from $4.6 million for 1994. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $51.5 million, or 38.8%, between the two periods and higher rates paid on money markets, certificates of deposit, and borrowed funds during 1995. The overall cost of interest-bearing liabilities increased 116 basis points from 3.43% for 1994 to 4.59% for 1995.

     Provision for Loan Losses. The provision for loan losses was $618,000 for 1995 compared to $355,000 for 1994. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans increased during 1995 and was 1.25% at December 31, 1995, compared to 1.11% at December 31, 1994. Also see discussion under "Financial Condition - Allowance for Loan Losses."

     Fees and Other Income. Total fees and other income was $2.2 million for 1995 compared to $789,000 for 1994. Investment management and trust fees increased $1.1 million, or 242.5%, as the result of growth in the Company's investment management and trust business and the acquisition of an investment management firm, which added $774,000 in fees during the months of August through December 1995. Additionally, gains from sales of securities and loans were $237,000 during 1995, compared to a loss of $8,000 during 1994.

     Operating Expense. Total operating expense for 1995 was $7.2 million, compared to $5.1 million for 1994. An increase in salary expense of $1.2 million, or 44.0%, and an increase in the remainder of operating expenses of $818,000, or 35.6%, were primarily the result of the acquisition of an investment management firm and the Company's growth and relocation to Ten Post Office Square, Boston. Partially offsetting the increases in salary and occupancy expenses, FDIC insurance premiums decreased $56,000 from $215,000 in 1994 to $159,000 in 1995.

     Income Tax Expense. The Company recorded Federal income tax expense of $75,000. During 1995, the Company utilized the remainder of the deferred tax asset valuation reserve to offset the majority of its current Federal tax expense for financial statement purposes, and currently anticipates being fully taxable for financial statement purposes during 1996. Additionally, the Company recorded State income tax expense of $29,000 as a result of taxable income being generated for State purposes from the Company's investment and mortgage-backed securities portfolios.

ASSET AND LIABILITY MANAGEMENT

     The principal objective of the Company's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset and Liability Management Committee which is comprised of members of senior management. This committee is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Company has not engaged in any hedging activities.

     The effect of interest rate changes on the assets and liabilities of a financial institution such as the Company may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

     The Company has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed the Company to undue interest rate risk. However, the Company does not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch its assets and liabilities to a controlled degree when it considers it both appropriate and prudent to do so. See "Business -- Lending Activities -- Residential Mortgage and Home Equity Loans."

     There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Company's gap position at each of these maturity points, and also tends to focus closely on the gap at the one year point in making its principal funding decisions, such as with respect to the Company's one year adjustable rate mortgage loan portfolio.

     The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996:

                                               WITHIN        OVER THREE      OVER SIX      OVER ONE
                                                THREE          TO SIX       TO TWELVE      YEAR TO       OVER FIVE
                                               MONTHS          MONTHS         MONTHS      FIVE YEARS       YEARS         TOTAL
                                             ---------      -----------    -----------   ------------   -----------     -------
                                                                           (DOLLARS IN THOUSANDS)
Interest earning assets(1):
   Cash and due from banks                    $  7,646       $    --           $    --      $    --        $    --     $  7,646
   Federal funds sold                            6,950            --                --           --             --        6,950
   Investment securities                         3,999         1,206             8,453       17,315          2,051       33,024
   Mortgage-backed securities                    9,424         5,153             2,359        7,575            778       25,289
   FHLB Stock                                    3,317            --                --           --             --        3,317
   Loans-fixed rate                                817         2,024             1,646       16,264         11,270       32,021
   Loans-variable rate                         101,900        20,619            27,444       24,123             --      174,086
                                              --------      --------           -------      -------        -------     --------

       Total interest earning assets           134,053        29,002            39,902       65,277         14,099      282,333
                                              --------      --------           -------      -------        -------     --------

Interest bearing liabilities(2):
   Savings and NOW accounts (3)                  2,735         2,735                --           --         14,886       20,356
   Money market accounts                        64,758        26,182                --           --             --       90,940
   Time certificates under $100,000              7,301         3,748             2,128        6,987             --       20,164
   Time certificates $100,000 or more           32,526         3,742             2,727          624             --       39,619
   Securities sold under agreements to           8,126            --                --           --             --        8,126
     repurchase
   FHLB of Boston advances                      13,578         6,414            12,430       11,556          1,555       45,533
   Payable due to acquisition (4)                  375            --               375           --             --          750
                                              --------      --------           -------      -------        -------     --------

       Total interest bearing liabilities      129,399        42,821            17,660       19,167         16,441      225,488
                                              --------      --------           -------      -------        -------     --------

       Net interest sensitivity gap during
         the period                           $  4,654      $(13,819)          $22,242      $46,110        $(2,342)    $ 56,845
                                              ========      ========           =======      =======        =======     ========

       Cumulative gap                         $  4,654      $ (9,165)          $13,077      $59,187        $56,845
                                              ========      ========           =======      =======        =======

Interest-sensitive assets as a percent of
  interest-sensitive liabilities (cumulative)   103.60%        94.68%           106.89%      128.31%        125.21%

Interest-sensitive assets as a percent of
   total assets (cumulative)                     46.40%        56.44%            70.25%       92.84%         97.72%

Net interest sensitivity gap as a percent         1.61%        (4.78%)            7.70%       15.96%         (0.81%)
of total assets

Cumulative gap as a percent of total assets       1.61%        (3.17%)            4.53%       20.49%         19.68%

------------

(1)  Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)  Does not include $38.2 million of demand accounts because they are non-interest bearing.
(3)  While Savings and NOW accounts can be withdrawn at any time, management believes they contain characteristics which make their effective maturity longer.
(4)  Approximately 25% of the Payable Due to Acquisition is in the form of the Company's common stock and therefore is not included as an interest-bearing liability for purposes of the above table.

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

LIQUIDITY AND CAPITAL RESOURCES

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of liquidity. At December 31, 1996, cash, federal funds sold and securities available for sale amounted to $41.2 million, or 14.3% of total assets. This compares to $31.6 million, or 13.1% of total assets at December 31, 1995. In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $72.3 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. There have been no adverse trends in the Bank's liquidity or capital reserves. Management believes that the Bank has adequate liquidity to meet its commitments.

     In contrast to the Bank, the holding company maintains minimal liquidity because substantially all of its assets consist of the stock of the Bank. The holding company's primary sources of funds are issuance of common stock and borrowings.

     Capital Resources. Total stockholders' equity of the Company at December 31, 1996 was $22.9 million, as compared to $17.4 million at December 31, 1995. This increase was primarily the result of the Company's net income for the year of $2.2 million plus the proceeds from issuance of common stock of $3.4 million.

     The Bank is subject to a number of regulatory capital measures. At December 31, 1996, the Bank's Tier I leverage capital ratio stood at 6.59%, compared to 5.54% at December 31, 1995. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 10.92% and a Total risk adjusted capital ratio of 12.17% at December 31, 1996. This compares to a Tier I risk adjusted capital ratio of 10.31% and a Total risk adjusted capital ratio of 11.54% at December 31, 1995. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank is therefore considered to be "well capitalized."

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related Notes thereto, presented in Item 7 - Financial Statements, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. Earlier or retroactive application of this Statement is not permitted. The Company has determined that the adoption of this Statement will not have a material impact on its consolidated financial statements.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which was adopted by the Company effective January 1, 1996. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. It also permits a company to continue to measure compensation cost for such plans under Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting in APB 25. Under SFAS 123, companies which elect to follow the accounting in APB 25 must disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE
----

  29              Independent Auditors' Report

  30              Consolidated Balance Sheets at December 31, 1996 and 1995

  31 Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996

  32 Consolidated Statement of Changes in Stockholders' Equity for each of the years in the three-year period ended
                  December 31, 1996

  33 Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.

  35              Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Boston Private Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Boston Private Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  KPMG Peat Marwick LLP



Boston, Massachusetts
January 15, 1997

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                           ---------------------------------
                                                                                    1996         1995
                                                                                  --------     --------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
  Cash and due from banks (Note 2)                                                $  7,646     $  8,695
  Federal funds sold                                                                 6,950          500
  Investment securities available for sale (amortized cost of $26,738
    and $22,106, respectively, Notes 3 and 11)                                      26,637       22,292
  Investment securities held to maturity (market value of $6,384
    and $12,783, respectively, Notes 3, 10 and 11)                                   6,387       12,809
  Mortgage-backed securities available for sale (amortized cost of $119
    in 1995, Note 4)                                                                  --            119
  Mortgage-backed securities held to maturity (market value of $25,258
    and $31,967, respectively, Note 4)                                              25,289       31,933
  Loans receivable  (Notes 5 and 11):
    Commercial                                                                      97,740       72,729
    Residential mortgage                                                            96,578       74,447
    Home equity                                                                     11,481        7,783
    Other                                                                              308          297
                                                                                  --------     --------

        Total loans                                                                206,107      155,256
  Less allowance for loan losses (Note 6)                                           (2,566)      (1,942)
        Net loans                                                                  203,541      153,314
  Stock in the Federal Home Loan Bank of Boston (Note 11)                            3,317        3,317
  Other real estate owned (Note 7)                                                      85          245
  Premises and equipment, net (Note 8)                                               1,437        1,174
  Excess of cost over net assets acquired, net (Note 2)                              4,068        4,390
  Accrued interest receivable                                                        1,745        1,694
  Other assets                                                                       1,804        1,069
                                                                                  --------     --------

        Total assets                                                              $288,906     $241,551
                                                                                  ========     ========

LIABILITIES:
  Deposits (Note 9)                                                               $209,302     $178,885
  Securities sold under agreements to repurchase (Note 10)                           8,126        3,798
  FHLB borrowings (Note 11)                                                         45,533       38,143
  Payable due to acquisition                                                         1,035        2,017
  Accrued interest payable                                                             348          508
  Other liabilities                                                                  1,626          796
                                                                                  --------     --------
        Total liabilities                                                          265,970      224,147
                                                                                  --------     --------

  Commitments and contingencies (Notes 8, 15, 18 and 19)

STOCKHOLDERS' EQUITY (NOTES 13 AND 18):
  Common stock, $1.00 par value per share;
     authorized:  18,000,000 shares
     issued:  6,592,496 shares in 1996 and 5,756,704 shares in 1995                  6,592        5,757
  Additional paid-in capital                                                        14,709       12,114
  Retained earnings (accumulated deficit)                                            1,699         (541)
  Treasury stock, at cost: 20,017 shares in 1995                                      --            (45)
  Unrealized gain (loss) on securities available for sale, net (Notes 3 and 4)         (64)         119
                                                                                  --------     --------
        Total stockholders' equity                                                  22,936       17,404
                                                                                  --------     --------

        Total liabilities and stockholders' equity                                $288,906     $241,551
                                                                                  ========     ========

See accompanying notes to consolidated financial statements.

                    BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                            1996              1995              1994
                                                                          -------           -------           -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                                     $ 7,482           $ 5,871           $ 3,633
     Residential mortgage loans                                             6,358             4,730             2,876
     Home equity and other loans                                              810               679               468
     Investment securities                                                  1,799             2,148             1,341
     Mortgage-backed securities                                             1,758             2,012             1,509
     FHLB stock dividends                                                     212               234               212
     Federal funds sold                                                       110               204                92
     Deposits in banks                                                         69                28                 5
                                                                          -------           -------           -------
         Total interest and dividend income                                18,598            15,906            10,136
                                                                          -------           -------           -------
Interest expense:
     NOW                                                                      212               210               203
     Savings                                                                  131               197               295
     Money market                                                           2,990             2,046               957
     Certificates of deposit under $100,000                                   899               620               382
     Certificates of deposit $100,000 or greater                            2,171             2,482               997
     Federal funds purchased                                                  146                91                --
     Securities sold under agreements to repurchase                           336               324               220
     FHLB borrowings                                                        2,426             2,430             1,505
     Payable due to acquisition                                                66                51                --
                                                                          -------           -------           -------
         Total interest expense                                             9,377             8,451             4,559
                                                                          -------           -------           -------
         Net interest income                                                9,221             7,455             5,577
     Provision for loan losses (Note 6)                                       619               618               355
                                                                          -------           -------           -------
         Net interest income after provision for loan losses                8,602             6,837             5,222
                                                                          -------           -------           -------
Fees and other income:
     Investment management and trust                                        3,252             1,562               456
     Deposit account service charges                                          156               134               164
     Gain on sale of loans                                                    112                80                55
     Gain (loss) on sale of securities (Note 3)                                33               237                (8)
     Other                                                                    383               159               122
                                                                          -------           -------           -------
         Total fees and other income                                        3,936             2,172               789
                                                                          -------           -------           -------
Operating expense:
     Salaries and employee benefits (Note 13)                               5,457             4,052             2,813
     Occupancy (Note 8)                                                       458               414               253
     Equipment                                                                349               294                83
     Data processing                                                          139                98                30
     FDIC insurance premiums                                                    2               159               215
     Legal expense                                                            200               251               299
     Marketing                                                                362               263               149
     Amortization of intangibles (Note 2)                                     322               156                37
     Foreclosure expense                                                       11                 1                60
     Other (Note 14)                                                        1,883             1,477             1,169
                                                                          -------           -------           -------
         Total operating expense                                            9,183             7,165             5,108
                                                                          -------           -------           -------
         Income before income taxes                                         3,355             1,844               903
     Income tax expense (benefit) (Note 12)                                 1,115               104              (300)
                                                                          -------           -------           -------
         Net income                                                       $ 2,240           $ 1,740           $ 1,203
                                                                          =======           =======           =======

Per share data (Note 2):
     Earnings per common and common equivalent share                      $  0.36           $  0.30          $   0.22

     Average common and common equivalent shares outstanding            6,241,000         5,843,000         5,567,000

See accompanying notes to consolidated financial statements.

                         BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                     UNREALIZED GAIN
                                                                         RETAINED                       (LOSS) ON
                                                        ADDITIONAL       EARNINGS                       SECURITIES
                                           COMMON        PAID-IN      (ACCUMULATED)     TREASURY      AVAILABLE FOR
                                           STOCK         CAPITAL         DEFICIT          STOCK         SALE, NET         TOTAL
                                          --------     -----------   ---------------   ----------   -----------------    -------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1993               $5,590      $11,684          $(3,484)            $(52)         $  --          $13,738
  Net income                                   --           --            1,203               --             --            1,203
  Treasury stock issued                        --           --               --                7             --                7
  Change in unrealized loss on
    securities available for sale, net         --           --               --               --           (144)            (144)
                                           ------      -------          -------             ----          -----          -------
Balance at December 31, 1994                5,590       11,684           (2,281)             (45)          (144)          14,804
  Net income                                   --           --            1,740               --             --            1,740
  Proceeds from issuance of
    166,667  shares of common stock           167          430               --               --             --              597
  Change in unrealized loss on
    securities available for sale, net         --           --               --               --            263              263
                                           ------      -------          -------             ----          -----          -------
Balance at December 31, 1995                5,757       12,114             (541)             (45)           119           17,404
  Net income                                   --           --            2,240               --             --            2,240
  Proceeds from issuance of
    813,334 shares of common stock            813        2,550               --               --             --            3,363
  Stock options exercised                      22           45               --               45             --              112
  Change in unrealized loss on
    securities available for sale, net         --           --               --               --           (183)            (183)
                                           ------      -------          -------               --          -----          -------
Balance at December 31, 1996               $6,592      $14,709          $ 1,699             $ --          $ (64)         $22,936
                                           ======      =======          =======             ====          =====          =======




See accompanying notes to consolidated financial statements.

                       BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                 1996             1995              1994
                                                                                -------          ------            ------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  2,240        $  1,740          $  1,203
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  591             542               315
     (Gain) loss on sale of securities                                              (33)           (237)                8
     Gain on sale of loans                                                         (112)            (80)              (55)
     Provision for loan losses                                                      619             618               355
     Writedown of other real estate owned                                            --              --                20
     Payments received on other real estate owned                                    --              20                --
     Loss on sale of other real estate owned                                         --              --                13
     Loans originated for sale                                                  (12,976)         (2,584)           (1,465)
     Proceeds from sale of loans                                                 13,088           2,664             1,520
     (Increase) decrease in:
       Accrued interest receivable                                                  (51)           (242)             (941)
       Deferred income tax asset, net                                                25            (259)             (300)
       Other assets                                                                (656)            (54)              (53)
     Increase (decrease) in:
       Accrued interest payable                                                    (160)            166               219
       Other liabilities                                                            830             222               192
                                                                                -------          ------            ------
         Net cash provided by operating activities                                3,405           2,516             1,031
                                                                                -------          ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                                 (6,450)          6,700             1,043
   Investment securities available for sale:
     Purchases                                                                  (38,371)        (47,503)          (13,002)
     Sales                                                                       18,702          33,654             2,500
     Maturities                                                                  15,200          13,900                --
   Investment securities held to maturity:
     Purchases                                                                   (3,384)             --           (15,940)
     Maturities                                                                   9,775           6,750             1,000
   Mortgage-backed securities held to maturity:
     Purchases                                                                       --              --           (36,474)
     Principal payments                                                           6,622           3,235             2,265
   Purchase of FHLB stock                                                            --              --            (2,812)
   Net increase in loans                                                        (50,964)        (44,193)          (36,447)
   Recoveries on loans previously charged-off                                        71             153               101
   Sales of other real estate owned                                                 360              --               321
   Capital expenditures, net of sale proceeds                                      (577)           (610)             (112)
   Acquisition of investment management business                                 (1,048)         (2,372)               --
                                                                                -------          ------            ------
            Net cash used in investing activities                               (50,064)        (30,286)          (97,557)
                                                                                -------          ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      30,417          33,970            67,240
   Net increase (decrease) in repurchase agreements                               4,328          (2,543)            1,202
   Proceeds from FHLB borrowings                                                157,300          39,078            81,497
   Repayments of FHLB borrowings                                               (149,910)        (39,218)          (51,701)
   Proceeds from issuance of common stock, net                                    3,475             597                 7
                                                                                -------          ------            ------
            Net cash provided by financing activities                            45,610          31,884            98,245
                                                                                -------          ------            ------

                                                                                                          (Continued)

                     BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          (Continued)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                 1996             1995              1994
                                                                                -------          ------            ------
                                                                                             (IN THOUSANDS)
Net increase (decrease) in cash and due from banks                               (1,049)          4,114             1,719
Cash and due from banks at beginning of year                                      8,695           4,581             2,862
                                                                                 ------          ------            ------
Cash and due from banks at end of year                                           $7,646          $8,695            $4,581
                                                                                 ======          ======            ======

SUPPLEMENTARY DISCLOSURES:

Cash paid for interest                                                           $9,471          $8,234            $4,340
Cash paid for income taxes                                                          874             264                --

Non-cash transactions:
   Transfers to other real estate owned                                             200              --               406
   Change in unrealized gain (loss) on securities available for sale, net
     of estimated income taxes                                                     (183)            263              (144)
   Transfer to securities available for sale upon adoption of SFAS 115               --              --             9,440
   Transfer to securities available for sale during SFAS 115 `open window'           --           2,117                --

See accompanying notes to consolidated financial statements.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION

     Boston Private Bancorp, Inc. (the "Company") is a one-bank holding company which holds all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. In December 1996, the Company received $3.4 million of additional equity capital from a Common Stock Offering. Substantially all of the proceeds were subsequently invested in the Bank.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In each of January and July 1996 and January 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The balance of the purchase price is payable in one remaining installment of $375,000 in cash and 41,667 shares of the Company's common stock in July 1997. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

     The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company"), its wholly-owned subsidiary, Boston Private Bank & Trust Company (the "Bank"), and the Bank's wholly owned subsidiaries, BPB Securities Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Reclassifications

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year's presentation.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers cash and due from banks to be cash equivalents. Cash flows relating to short term investments with original maturities of less than 90 days, loans, and deposits are presented net in the statements of cash flows.

Cash and Due From Banks

     The Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 1996, the daily amount required to be held was $1.4 million.

Investment and Mortgage-Backed Securities

     Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, debt securities are classified as held to maturity, available for sale, or trading. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. The Company classified its investment and mortgage-backed securities into two categories: held to maturity and available for sale; the Company has no securities held for trading.

     Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income by a method which approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. If a decline in fair value below the amortized cost basis of an investment or mortgage backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge against gain on sale of investment and mortgage-backed securities. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

Loans

     Effective January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. These Statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value, or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In addition, criteria for classification of a loan as in-substance foreclosure were modified in such a way that such classification need be made only when the lender is in possession of the collateral. The adoption of SFAS 114 and SFAS 118 did not have a material impact on the Company's consolidated financial statements. At December 31, 1996 and 1995 the amount of loans which were considered "impaired" in accordance with SFAS 114 and SFAS 118 were immaterial.

     Loans on which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest income on loans is discontinued when concern exists as to the collectibility of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from nonaccrual status when they become less than ninety days past due and when concern no longer exists as to the collectibility of principal or interest. Interest received on nonaccruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid-off, the unamortized portion of net fees is recognized into income.

     In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights," which was adopted by the Company effective January 1, 1996. This Statement requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The Statement also requires the assessment of capitalized servicing rights for impairment based on fair value of the rights. The adoption of SFAS 122 did not have a material impact on the Company's consolidated financial statements.

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. Earlier or retroactive application of this Statement is not permitted. The Company has determined that the adoption of this Statement will not have a material impact on its consolidated financial statements.

Allowance for Loan Losses

     The allowance for loan losses is established through a charge to operations. When management believes that the collectibility of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.

     Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses. The allowance for loan losses is maintained at a level which reflects management's assessment of many factors including the quality of the loan portfolio, historical loss experience, and general economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

     While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned

     Real estate acquired in settlement of loans is carried at the lower of cost or fair value minus anticipated selling costs. Losses realized subsequent to foreclosure are charged to operations as incurred or when it is determined that the initial value recorded exceeds the current fair value less anticipated selling costs. Related direct expenses, net of rental income, are reflected in operations when incurred. Gains are realized in the consolidated statement of operations upon final disposition of the respective properties.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The recognition of gains from the sale of other real estate owned is dependent on a number of factors relating to the nature of the property sold and the terms of the sale. If a real estate transaction does not meet established financial criteria, income recognition is deferred and recognized under the installment method or is deferred until such time as the criteria are met.

Premises and Equipment

     Leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

Excess of Costs Over Net Assets Acquired

     The excess of costs over net assets acquired is being amortized to expense using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances which might have diminished their value. During 1995, the acquisition of An investment management firm generated additions to intangible assets of $4.3 million. Accumulated amortization amounted to $763,000, $441,000, and $285,000 at December 31, 1996, 1995 and
1994, respectively.

Investment Management and Trust Assets

     Investment management and trust assets amounted to $687 million and $577 million at December 31, 1996 and 1995, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

     The Company maintains a Section 401(k) savings plan for employees of the Company and its subsidiaries. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company's contributions are charged against current operations in the year made.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which was adopted by the Company effective January 1, 1996. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. It also permits a company to continue to measure compensation cost for such plans under Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting in APB 25. Under SFAS 123, companies which elect to follow the accounting in APB 25 must disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

Income Taxes

     The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

Earnings Per Share

     Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Stock options did not have a material dilutive effect in 1994.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  INVESTMENT SECURITIES

     A summary of investment securities follows:

                                           AVAILABLE FOR SALE                                  HELD TO MATURITY
                              --------------------------------------------      ---------------------------------------------
                               Amortized      Unrealized          Market         Amortized         Unrealized         Market
                                          --------------------                                -------------------
                                Cost        Gains     Losses       Value            Cost        Gains     Losses       Value
                              --------------------------------------------       --------------------------------------------
                                                                       (In thousands)
AT DECEMBER 31, 1996
U.S. Government and
related obligations           $14,635      $  1        $ (71)      $14,565       $ 5,005          $--      $(11)      $ 4,994
Municipal bonds                12,103         9          (40)       12,072         1,382            8        --         1,390
                              --------------------------------------------       --------------------------------------------
   Total                      $26,738      $ 10        $(111)      $26,637       $ 6,387          $ 8      $(11)      $ 6,384
                              ============================================       ============================================

AT DECEMBER 31, 1995
U.S. Government and
related obligations           $22,098      $187        $  (1)      $22,284       $12,019          $ 5      $(29)      $11,995
Corporate notes & bonds            --        --           --            --           790           --        (2)          788
Other equity securities             8        --           --             8            --           --        --            --
                              --------------------------------------------       --------------------------------------------
   Total                      $22,106      $187        $  (1)      $22,292       $12,809          $ 5      $(31)      $12,783
                              ============================================       ============================================

     The following table sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities:

                                                                           AFTER ONE, BUT                AFTER FIVE, BUT
                                           WITHIN ONE YEAR               WITHIN FIVE YEARS               WITHIN TEN YEARS
                                     -----------------------------  -----------------------------  -----------------------------
                                                         Weighted                       Weighted                        Weighted
                                     Amortized  Market   Average    Amortized  Market   Average    Amortized  Market    Average
                                     Cost       Value    Yield      Cost       Value    Yield      Cost       Value     Yield
                                     -----------------------------  -----------------------------  ------------------------------
                                                                       (Dollars in thousands)
AVAILABLE FOR SALE:
   U.S. Government and related
    obligations                      $  955       $  955    5.49%     $12,030  $11,961     6.04%     $1,650    $1,649     7.31%
   Municipal bonds                    7,697        7,699    3.72        2,590    2,573     4.12       1,816     1,800     4.42
                                     ---------------------------      -------------------------      -------------------------
       Total                         $8,652       $8,654    3.92%     $14,620   $14,534    5.70%     $3,466    $3,449     5.80%
                                     ===========================      =========================      =========================

HELD TO MATURITY:
   U.S. Government and related
obligations                          $5,005       $4,994    5.91%     $    --   $   --      --       $   --    $   --       --
   Municipal bonds                       --           --      --        1,130    1,136     4.14%        252       254     4.50%
                                     ---------------------------      -------------------------      -------------------------
       Total                         $5,005       $4,994    5.91%     $ 1,130   $ 1,136    4.14%     $  252    $  254     4.50%
                                     ===========================      =========================      =========================

     The weighted average remaining life of investment securities available for sale and held to maturity at December 31, 1996 is 2.6 years and .9 years, respectively.

     The following table presents the sale of investment securities with the resulting realized gains, losses, and net proceeds from such sales:


                                                            YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1996            1995           1994
                                                    -------         -------         ------
                                                               (IN THOUSANDS)
      Amortized cost of securities sold             $18,669         $33,417         $2,508
      Gains realized on sales                            38             237             --
      Losses realized on sales                           (5)             --             (8)
                                                    -------         -------         ------
           Net proceeds from sales                  $18,702         $33,654         $2,500
                                                    =======         =======         ======

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)  MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities follows:

                                                                   HELD TO MATURITY
                                                      ------------------------------------------
                                                       Amortized      Unrealized         Market
                                                                   ----------------
                                                         Cost      Gains     Losses       Value
                                                      ------------------------------------------
                                                                      (In thousands)
                  AT DECEMBER 31, 1996
                  Fixed rate:
                     FHLMC                             $ 7,840      $  4      $ (81)    $ 7,763
                     FNMA                                5,453        --        (67)      5,386
                  Adjustable rate:
                     FNMA                                  394        --         (1)        393
                     GNMA                               11,602       114         --      11,716
                                                       ----------------------------------------
                        Total                          $25,289      $118      $(149)    $25,258
                                                       ========================================

                  AT DECEMBER 31, 1995
                  Fixed rate:
                     FHLMC                             $ 9,317      $  24      $(33)    $ 9,308
                     FNMA                                8,646        --        (54)      8,592
                  Adjustable rate:
                     FNMA                                  422         7         --         429
                     GNMA                               13,548        90         --      13,638
                                                       ----------------------------------------
                        Total                          $31,933      $121       $(87)    $31,967
                                                       ========================================

     Mortgage-backed securities available for sale were $0 at December 31, 1996, and consisted of a FNMA fixed rate security with an amortized cost and market value of $119,000 at December 31, 1995.

     The following table sets forth the maturities of mortgage-backed securities at December 31, 1996 and the weighted average yields of such securities:

                                  AFTER ONE, BUT                 AFTER FIVE, BUT
                                 WITHIN FIVE YEARS              WITHIN TEN YEARS                AFTER TEN YEARS
                           ------------------------------ ------------------------------  -----------------------------
                                               Weighted                        Weighted                       Weighted
                           Amortized  Market    Average   Amortized   Market   Average    Amortized  Market   Average
                             Cost      Value     Yield       Cost      Value    Yield       Cost      Value    Yield
                           ------------------------------ ------------------------------  -----------------------------
                                                              (Dollars in thousands)
HELD TO MATURITY:
fixed rate:
-----------
   FHLMC                     $4,862   $4,787     6.67%     $   902   $  898      6.94%     $ 2,076   $ 2,078     6.38%
   FNMA                          --       --       --        3,957    3,895      6.62%       1,496     1,491     6.23
Adjustable rate:
----------------
   FNMA                          --       --       --           --       --        --          394       393     6.22
   GNMA                          --       --       --           --       --        --       11,602    11,716     7.11
                             ------------------------       -------------------------      --------------------------
       Total                 $4,862   $4,787     6.67%      $4,859   $4,793      6.68%     $15,568   $15,678     6.91%
                             ========================       =========================      ==========================

     These securities have final maturities ranging from 2 to 27 years. The weighted average remaining life of mortgage-backed securities is 17.3 years. However, due to their contractual periodic amortization and prepayments, management estimates their effective average life to be approximately 4 years. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  LOANS

     The Company's lending activities are conducted principally in the Boston Metropolitan Area and, to a lesser extent, elsewhere in Massachusetts and New England. The Company originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Company's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the general health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changing conditions in the New England economy. As of December 31, 1996, the Company had $31.5 million of fixed rate loans and $174.6 million of variable rate loans outstanding.

     The Company's lending limit to any single borrower is limited by regulation to approximately $3.8 million. The Bank had no relationships with an individual borrower at December 31, 1996 which were in excess of the legal lending limit established for Massachusetts state-chartered banks.

     Loans serviced for others were $3.9 million and $6.5 million at December 31, 1996 and 1995, respectively.

     Loans outstanding to executive officers and directors of the Company aggregated $293,000 and $303,000 at December 31, 1996 and 1995. An analysis of the activity of these loans is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                       1996     1995
                                                       ----     ----
                                                      (IN THOUSANDS)
                 Balance at beginning of year          $303     $303
                    Repayments                          (10)      --
                                                       ====     ====
                 Balance at end of year                $293     $303
                                                       ====     ====

     All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

     The following table presents a summary of risk elements within the loan portfolio:

                                                               DECEMBER 31,
                                                       -------------------------
                                                        1996      1995   1994
                                                       ------    ------  ------
                                                             (IN THOUSANDS)
Nonaccrual loans                                        $  976    $443   $  323
Loans past due 90 days or more, but still accruing           -     194      175
                                                        ------    ----   ------
    Total nonperforming loans                           $  976    $637   $  498
                                                        ======    ====   ======

Loans past due 30-89 days                               $3,066    $304   $1,010

     In addition to the loans reported in the category of Loans past due 30-89 days as of December 31, 1996, there were $2.3 million of loans that were in the process of being renewed at December 31, 1996 and have since been renewed. Management does not consider these loans to be includable in the past due category.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The reduction in interest income associated with nonaccrual loans was as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1996       1995       1994
                                                   ------     ------     ------
                                                         (IN THOUSANDS)

          Income in accordance with original terms    $81        $42       $154
          Income recognized                            44         --        100
                                                      ---        ---       ----
          Foregone interest income                    $37        $42       $ 54
                                                      ===        ===       ====


6)  ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1996       1995       1994
                                                   ------     ------     ------
                                                         (IN THOUSANDS)
          Balance at beginning of year             $1,942     $1,232     $1,006
              Provision for loan losses               619        618        355
              Charge-offs                             (66)       (61)      (230)
              Recoveries                               71        153        101
                                                   ------     ------     ------
          Balance at end of year                   $2,566     $1,942     $1,232
                                                   ======     ======     ======

     The following table represents the allocation of the allowance for loan losses as of the dates indicated:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                    1996       1995       1994
                                                   ------     ------     ------
                                                         (IN THOUSANDS)
          Loan category:
              Commercial                           $2,296     $1,686     $1,062
              Residential mortgage                    241        237        154
              Home equity and other                    29         19         16
                                                   ------     ------     ------
                Total                              $2,566     $1,942     $1,232
                                                   ======     ======     ======

(7)  OTHER REAL ESTATE OWNED

     The components of other real estate owned are as follows:

                                                       DECEMBER 31,
                                                    -----------------
                                                     1996       1995
                                                    ------     ------
                                                      (IN THOUSANDS)
          Land                                       $ 85       $ 85
          Residential real estate                      --        160
                                                     ----       ----
                Total                                $ 85       $245
                                                     ====       ====

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(8)  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:
                                                                     DECEMBER 31,
                                                                 -------------------
                                                                  1996         1995
                                                                 ------       ------
                                                                    (IN THOUSANDS)
         Leasehold improvements                                  $1,175       $  754
         Data processing equipment                                  593          557
         Furniture, fixtures and equipment                          626          552
                                                                 ------       ------
              Subtotal                                            2,394        1,863
         Less accumulated depreciation and amortization            (957)        (689)
                                                                 ======       ======
              Total premises and equipment                       $1,437       $1,174
                                                                 ======       ======

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the remaining lease term of nine years. Data processing equipment's useful life is three years and furniture and equipment's useful life is six years. Depreciation expense was $314,000, $208,000, and $135,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was $363,000 $351,000 and $189,000, respectively. In October 1994, the Company executed a lease for new premises at Ten Post Office Square, Boston, MA. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at Ten Post Office Square.

     In connection with an acquisition, the Company assumed liability for lease payments on 5,079 square feet of space through December 1998. This space is currently subleased to a non-affiliated third party.

     The Company is obligated for minimum rental payments under a noncancellable operating lease for its banking offices and a noncancellable operating lease for space acquired pursuant to an acquisition. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

                                           MINIMUM
                                        LEASE PAYMENTS
                                        --------------
                                        (IN THOUSANDS)
             1997                           $  533
             1998                              563
             1999                              480
             2000                              485
             2001                              507
             Thereafter                      1,829
                                            ------
                                            $4,397
                                            ======

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9)  DEPOSITS

     Deposits are summarized as follows:

                                                                DECEMBER 31,
                                                          ----------------------
                                                            1996          1995
                                                          --------      --------
                                                              (IN THOUSANDS)
         Demand deposits                                  $ 38,223      $ 30,687
         NOW                                                15,777        17,989
         Savings                                             4,579         5,406
         Money market                                       90,940        70,379
         Certificates of deposit under $100,000             20,164        12,287
         Certificates of deposit $100,000 or greater        39,619        42,137
                                                          ========      ========
              Total                                       $209,302      $178,885
                                                          ========      ========


     Certificates of deposit had the following schedule of maturities:


                                                                DECEMBER 31,
                                                          ----------------------
                                                            1996          1995
                                                          --------      --------
                                                              (IN THOUSANDS)
         Less than 3 months remaining                      $39,826       $41,471
         3 to 6 months remaining                             7,490         7,756
         6 to 12 months remaining                            4,855         3,404
         More than 12 months remaining                       7,612         1,793
                                                           =======       =======
              Total                                        $59,783       $54,424
                                                           =======       =======



(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements remain under the Company's control. Information concerning securities sold under agreements to repurchase are as follows:


                                                                                 DECEMBER 31,
                                                                  -------------------------------------------
                                                                       1996          1995           1994
                                                                  -------------  -------------  -------------
                                                                              (DOLLARS IN THOUSANDS)
         Outstanding                                                 $ 8,126       $ 3,798         $ 6,341
         Maturity date                                             1/97 - 3/97        1/96       1/95 - 2/95
         Outstanding collateralized by U.S. Treasury and related
         agency securities with:
            Book value                                                 8,173         3,825          11,033
            Market value                                               8,182         3,834          10,602
         Average outstanding for the year                              7,120         6,893           6,045
         Maximum outstanding at any month end                         11,544        14,778          15,047
         Weighted average rate at end of period                         4.52%         4.62%           3.42%
         Weighted average rate paid for the period                      4.72%         4.70%           3.64%


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(11) FEDERAL HOME LOAN BANK BORROWINGS

     A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

                                                                     DECEMBER 31,
                                                -------------------------------------------------------
                                                         1996                           1995
                                                ------------------------     --------------------------
                                                               WEIGHTED                       WEIGHTED
                                                                AVERAGE                        AVERAGE
                                                  AMOUNT         RATE          AMOUNT           RATE
                                                ----------    ----------     ----------      ----------
                                                                (DOLLARS IN THOUSANDS)
          Within 1 year                          $14,000         5.74%          $   625         6.40%
          Over 1 year to 2 years                  11,000         5.81             8,000         5.88
          Over 2 years to 3 years                 10,500         6.23             3,000         6.39
          Over 3 years to 5 years                  6,479         6.07            23,500         6.55
          Over 5 years                             3,554         6.34             3,018         6.31
                                                 -------         ----           -------         ----
                                                 $45,533         5.96%          $38,143         6.37%
                                                 =======         ====           =======         ====


     Borrowings from the Federal Home Loan Bank of Boston are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 1996 were $21.9 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $12.3 million at December 31, 1996. As of December 31, 1996, there were no outstanding federal funds purchased.

     As a member of the FHLB, the Bank is required to invest in the common stock of the FHLB in the amount of one percent of its outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of its outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 1996, the Bank's FHLB stock holdings were $3.3 million. The Bank's investment in FHLB stock is recorded at cost.


(12) INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                           1996      1995      1994
                                                        --------   --------  --------
                                                                 (IN THOUSANDS)
          Current expense:
              Federal                                    $  946      $335      $  --
              State                                         144        28         --
                                                         ------      ----      -----
                Total current expense                     1,090       363         --
                                                         ------      ----      -----
          Deferred expense (benefit):
              Federal                                        11       214        286
              State                                          14         9        127
              Change in valuation reserve                    --      (482)      (713)
                                                         ------      ----      -----
                Total deferred expense (benefit)             25      (259)      (300)
                                                         ------      ----      -----
                Total income tax expense (benefit)       $1,115      $104      $(300)
                                                         ======      ====      =====

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                          1996     1995      1994
                                                         ------   ------    ------
         Statutory federal income tax rate                34.0%    34.0%     34.0%
         Increase (decrease) resulting from:
           State income tax, net of Federal tax benefit    3.1      1.3       9.3
           Amortization of intangibles                     0.4      0.7       1.4
           Change in valuation allowance                   --     (26.2)    (79.0)
           Tax exempt interest, net                       (2.3)    (4.8)     --
           Other, net                                     (2.0)     0.6       1.1
                                                          ----     ----      ----
         Effective federal income tax rate                33.2%     5.6%    (33.2)%
                                                          ====     ====      ====

     The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                                    DECEMBER 31,
                                                                 ----------------
                                                                  1996      1995
                                                                 ------    ------
                                                                  (IN THOUSANDS)
         Gross deferred tax assets:
             Allowance for losses on loans and real estate         $665     $671
             Depreciation                                            86       58
             Pre-operating costs                                    104      105
             Unrealized loss on securities available for sale        37       --
             Other                                                   34       80
                                                                   ----     ----
               Total deferred tax assets                            926      914
                                                                   ----     ----
         Gross deferred tax liabilities:
             Unrealized gain on securities available for sale       --        67
                                                                   ----     ----
               Total gross deferred tax liabilities                 --        67
                                                                   ----     ----
               Net deferred tax asset                              $926     $847
                                                                   ====     ====


     Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $2.2 million of future net taxable income to realize the net deferred tax asset at December 31, 1996. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13) EMPLOYEE BENEFITS

Employee 401(k) Plan

     The Company maintains a 401(k) Plan (the "Plan") which became effective on May 1, 1990 and which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, Bank employees who are at least twenty-one (21) years of age and have completed one year of service with the Bank are eligible to participate in the Plan. Expenses associated with the 401(k) plan were $93,000, $71,000 and $41,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Stock Option Plans

     The Company offers options on its common stock to officers, key employees, and directors under an Employee Incentive Stock Option Plan and a Directors' Stock Option Plan. APB 25 and related interpretations have been applied to account for these plans. Accordingly, no compensation cost has been charged against income. Had compensation cost been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

                                                 DECEMBER 31,
                                            -----------------------
                                             1996            1995
                                            ------          ------
                                            (DOLLARS IN THOUSANDS)
         Net income:
           As reported                       $2,240         $1,740
           Proforma                           2,097          1,669
         Primary earnings per share:
           As reported                       $ 0.36         $ 0.30
           Proforma                            0.34           0.29

     Under the Employee Incentive Stock Option Plan, the Company may grant options to its employees for up to 600,000 shares of common stock. Under the Directors' Stock Option Plan, the Company may grant options to its directors for up to 200,000 shares of common stock. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Twenty-five percent of options granted are immediately vested on the grant date under the Employee Incentive Stock Option Plan, and an additional twenty-five percent vest each year thereafter. Options are fully vested three years after the grant date. Under the Directors' Stock Option Plan, all options vest one year after the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: expected volatility of 40% ; expected life of 7 years; and risk-free interest rates of 6% in 1996 and 7% in 1995.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years then ended are presented below.

                                                 1996                          1995                          1994
                                     ----------------------------- ---------------------------- ------------------------------
                                       NUMBER OF      WEIGHTED       NUMBER OF      WEIGHTED       NUMBER OF       WEIGHTED
                                      UNEXERCISED     AVERAGE       UNEXERCISED      AVERAGE      UNEXERCISED      AVERAGE
                                        OPTIONS     OPTION PRICE      OPTIONS     OPTION PRICE      OPTIONS      OPTION PRICE
                                     ------------  --------------  ------------- -------------- --------------  --------------
  Options at beginning of year           494,152       $2.58         393,402          $2.48        232,752          $2.30
     Granted                             148,050        3.82         141,800           3.06        174,050           2.75
     Exercised                           (42,475)       2.66            (187)          2.00         (3,186)          2.00
     Canceled                            (51,925)       3.43         (40,863)          3.27        (10,214)          3.37
                                         -------       -----         -------          -----        -------          -----
  Options at end of year                 547,802       $2.82         494,152          $2.58        393,402          $2.48
                                         -------       -----         -------          -----        -------          -----
  Options exercisable at year end        390,215       $2.53         277,777          $2.39        259,715          $2.43
                                         =======       =====         =======          =====        =======          =====

  Weighted average fair value of
     options granted during the year                   $2.03                          $1.67
                                                       =====                          =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                     ----------------------------------------------     ------------------------------
                                                     WEIGHTED AVG     WEIGHTED AVG                       WEIGHTED AVG
                                        NUMBER         REMAINING        EXERCISE           NUMBER          EXERCISE
    RANGE OF EXERCISE PRICES          OUTSTANDING        LIFE            PRICE           EXERCISABLE        PRICE
                                     ----------------------------------------------     ------------------------------
          $2.00 to $3.00                394,652          7.0             $2.41            345,777          $2.36
          $3.50 to $4.00                 99,850          9.1              3.64             35,838           3.71
          $4.13 to $5.83                 53,300          9.0              4.34              8,600           4.55
                                        --------------------------------------            ----------------------
          $2.00 to $5.83                547,802          7.6             $2.82            390,215          $2.53
                                        ======================================            ======================


(14) OTHER OPERATING EXPENSE

     Major components of other operating expense are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                 1996         1995        1994
                                                ------       ------      ------
                                                         (IN THOUSANDS)
           Professional and consulting          $  876       $  573      $  296
           Business development                    243          215         141
           Forms and supplies                      177          217         137
           Telephone                                84           76          44
           Postage                                  91           66          52
           Insurance                                50           58          51
           Other                                   362          272         448
                                                ------       ------      ------
                Total                           $1,883       $1,477      $1,169
                                                ======       ======      ======

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(15) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Financial instruments with off-balance sheet risk are summarized as follows:

                                                     DECEMBER 31,
                                                ----------------------
                                                   1996         1995
                                                ---------    ---------
                                                     (IN THOUSANDS)
           Commitments to originate loans        $ 7,248      $ 5,098
           Unused lines of credit                 35,111       27,907
           Standby letters of credit               2,425        2,815

     Commitments to originate loans and unused lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented are in accordance with SFAS 107 guidelines but do not represent the underlying value of the Company taken as a whole.

     The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company's financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions, and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The book values and fair values for the Company's financial instruments are as follows:

                                                                          DECEMBER 31,
                                                            -----------------------------------------
                                                                    1996                 1995
                                                            -------------------- --------------------
                                                                          (IN THOUSANDS)

                                                              BOOK    ESTIMATED    BOOK    ESTIMATED
                                                             VALUE   FAIR VALUE   VALUE   FAIR VALUE
                                                            ------- ------------ ------- ------------
     ASSETS:
     Cash and due from banks                                $ 7,646    $ 7,646   $ 8,695   $ 8,695
     Federal funds sold                                       6,950      6,950       500       500
     Investment securities                                   33,024     33,021    35,101    35,075
     Mortgage-backed securities                              25,289     25,258    32,052    32,086
     Stock in the Federal Home Loan Bank of Boston            3,317      3,317     3,317     3,317
     Loans receivable (net of allowance for loan losses):
          Commercial                                         95,444     95,926    71,043    71,170
          Residential mortgage                               96,337     95,355    74,210    73,714
          Home equity and other                              11,760     11,760     8,061     8,061
     Accrued interest receivable                              1,745      1,745     1,694     1,694

     LIABILITIES:
     Deposits:
          Demand deposits                                    38,223     38,223    30,687    30,687
          NOW                                                15,777     15,777    17,989    17,989
          Savings                                             4,579      4,579     5,406     5,406
          Money market                                       90,940     90,940    70,379    70,379
          Certificates of deposit under $100,000             20,164     20,208    12,287    12,443
          Certificates of deposit $100,000 or more           39,619     39,647    42,137    42,171
     Securities sold under agreements to repurchase           8,126      8,126     3,798     3,798
     FHLB borrowings                                         45,533     45,380    38,143    39,036
     Payable due to acquisition                               1,035      1,188     2,017     2,036
     Accrued interest payable                                   348        348       508       508

Cash and due from banks

     The carrying values reported in the balance sheet for cash and due from banks approximate the fair value because of the short maturity of these instruments.

Federal funds sold

     The carrying values reported in the balance sheet for federal funds sold approximate the fair value because of the short maturity of these instruments.

Stock in the Federal Home Loan Bank of Boston

     The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB.

Investment and mortgage-backed securities

     The fair values presented for investment and mortgage-backed securities are based on quoted bid prices received from securities dealers.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Loans receivable

     Fair value estimates are based on loans with similar financial characteristics. Loans have been segregated by homogenous groups into commercial, residential mortgage, home equity and other loans. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of loans. The fair value estimated for home equity and other loans equals their carrying value because of the floating rate nature of these loans.

Deposits

     The fair values reported for demand deposits, NOW, savings, and money market accounts are equal to their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values reported for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities.

FHLB borrowings

     The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

Reverse repurchase agreements

     The carrying values reported in the balance sheet for repurchase agreements approximate fair value because of the short-term nature of these instruments.

Payable due to acquisition

     The fair value reported for payable due to acquisition is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for debt of similar maturities.

Accrued interest receivable and payable

     The carrying values for accrued interest receivable and payable approximate fair value because of the short-term nature of these financial instruments.

Financial instruments with off-balance sheet risk

     The Company's commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore there is no fair value adjustment.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17) BOSTON PRIVATE BANCORP, INC. (PARENT COMPANY ONLY)

     The following are the condensed financial statements of Boston Private Bancorp, Inc. only:


                                 CONDENSED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                             --------------------
                                                                               1996         1995
                                                                             -------      -------
                                                                                 (IN THOUSANDS)
     ASSETS:
     Cash                                                                    $   466      $   366
     Investment in subsidiaries                                               22,464       17,038
     Goodwill                                                                    298          597
                                                                             -------      -------

          Total assets                                                       $23,228      $18,001
                                                                             =======      =======

     LIABILITIES:
     Stock payable                                                           $   298      $   597
     Taxes payable                                                                (6)          --
                                                                             -------      -------
          Total liabilities                                                      292          597
                                                                             -------      -------

     STOCKHOLDERS' EQUITY:
         Common stock, $1.00 par value per share;
           authorized:  18,000,000 shares
           issued: 6,592,496 shares in 1996 and 5,756,704 shares in 1995       6,592        5,757
         Additional paid-in capital                                           14,709       12,114
         Retained earnings (accumulated deficit)                               1,699         (541)
         Treasury stock, at cost: 20,017 shares in 1995                           --          (45)
         Unrealized gain (loss) on securities available for sale, net            (64)         119
                                                                             -------      -------
         Total stockholders' equity                                           22,936       17,404
                                                                             -------      -------

          Total liabilities and stockholders' equity                         $23,228      $18,001
                                                                             =======      =======


                           CONDENSED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                      1996        1995       1994
                                                                     ------      ------     ------
                                                                              (IN THOUSANDS)
INCOME:
   Interest on cash in banks                                         $   11      $   10      $    9
                                                                     ------      ------      ------
     Total income                                                        11          10           9
                                                                     ------      ------      ------

EXPENSES:
   Other expenses                                                        24          22          42
                                                                     ------      ------      ------
     Total expenses                                                      24          22          42
                                                                     ------      ------      ------

Loss before income taxes                                                (13)        (12)        (33)
   Income tax benefit                                                    (6)         --          --
                                                                     ------      ------      ------
Loss  before equity in undistributed earnings of subsidiaries            (7)        (12)        (33)
   Equity in undistributed earnings of subsidiaries                    2,247      1,752       1,236
                                                                      ------     ------      ------

NET INCOME                                                            $2,240     $1,740      $1,203
                                                                      ======     ======      ======

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1996       1995       1994
                                                          -------    -------    -------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                            $ 2,240    $ 1,740    $ 1,203
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Equity in undistributed earnings of subsidiaries    (2,247)    (1,752)    (1,236)
       Decrease in accounts payable                            (6)        --        (45)
                                                          -------    -------    -------
       Total adjustments                                   (2,253)    (1,752)    (1,281)
                                                          -------    -------    -------
         Net cash used in operating activities                (13)       (12)       (78)
                                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital investment in subsidiary Bank                   (3,063)      (597)        --
                                                          -------    -------    -------
         Net cash used in investing activities             (3,063)      (597)        --
                                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issue of common stock                      3,363         --         --
   Proceeds from exercise of stock options                    112         --          7
   Increase (decrease) in common stock payable               (299)       597         --
                                                          -------    -------    -------
         Net cash provided by financing activities          3,176        597          7
                                                          -------    -------    -------
         Net increase (decrease) in cash                      100        (12)       (71)
         Cash at beginning of year                            366        378        449
                                                          -------    -------    -------
         Cash at end of year                              $   466    $   366    $   378
                                                          =======    =======    =======


(18) REGULATORY MATTERS

     The Company and its subsidiaries are subject to extensive regulation and examination by the Massachusetts Commissioner of Banks and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The Bank was last examined by the FDIC in January of 1997 and by the Massachusetts Commissioner of Banks in November 1995.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Current Federal Deposit Insurance Corporation regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance-sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance-sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 1996, management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Actual capital amounts and regulatory capital requirements as of December
31, 1996 and 1995 are presented in the table below.

                                                                                                     TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL ADEQUACY          UNDER PROMPT CORRECTIVE
                                            ACTUAL                           PURPOSES                    ACTION PROVISIONS
                                    ------------------------         -----------------------         -----------------------
                                     AMOUNT           RATIO           AMOUNT          RATIO           AMOUNT         RATIO
                                    --------        --------         --------       --------         --------       --------
  As of December 31, 1996:
     Total risk-based capital
         Company                    $21,086           12.25%         $13,770       >   8.0%          $17,213        > 10.0%
         Bank                        20,911           12.17%          13,746       >   8.0%           17,183        > 10.0%
     Tier I risk-based
         Company                     18,933           11.00%           6,885       >   4.0%           10,328        >  6.0%
         Bank                        18,758           10.92%           6,873       >   4.0%           10,310        >  6.0%
      Tier I leverage capital
         Company                     18,933            6.65%          11,393       >   4.0%           14,242        >  5.0%
         Bank                        18,758            6.59%          11,393       >   4.0%           14,242        >  5.0%


     Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.

(19) LITIGATION

     In January 1994, the Bank became aware of a dispute among various parties involved in a transaction in which it served as bank of deposit for certain certificates stated to reflect debt obligations of a foreign bank.

     In December 1994, the party which allegedly purchased the certificates filed a complaint in the United States District Court for the District of Massachusetts alleging certain claims arising out of the transaction against numerous individuals and entities, including the Bank and one of its former officers. The plaintiff sought to recover compensatory damages of approximately $4 million.

     In August 1995, the Bank filed for summary judgment against the plaintiff's claims. The plaintiff also filed a motion for partial summary judgment on one of its claims. On March 19, 1996, the court granted the Bank's summary judgment motion and denied the plaintiff's motion, resulting in the dismissal of all claims against the Bank. The plaintiff sought reconsideration of its motion, and on November 26, 1996, the court denied plaintiff's motion for reconsideration of the summary judgment previously granted in favor of the Bank.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Notwithstanding the Court's dismissal of the principal underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties, and the Bank has been named as third-party defendant by another party defendant to the original case. The Bank continues to believe it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $300,000, a portion of which is recoverable under an insurance policy. No further estimate of any loss can be made at this time.

     On December 6, 1995, Robert S. Lappin, Esq., a depositor, filed a Complaint in Suffolk Superior Court (Civil Action No. 95-6207-B). As part of the Complaint, Mr. Lappin included counts against the Bank (and five financial institutions) alleging that he had sustained losses from his client funds account at the Bank and from other funds of clients maintained in separate deposit accounts by him as Trustee, due to the misappropriation of these funds by a former secretary. Mr. Lappin alleged that the Bank was liable for these misappropriated funds due to the fact that the Bank had cleared numerous checks on Mr. Lappin's various accounts at the Bank which had unauthorized signatures and /or endorsements.

     On January 19, 1996, Dorothy Wallace and others filed a separate action in the Suffolk Superior Court, (Civil Action No. 96-0330-B). In this action, the Wallaces alleged that most of the misappropriated funds referred to by Mr. Lappin in his Complaint were in fact funds belonging to the Wallaces. The Wallaces allege that Mr. Lappin was responsible for all of the misappropriated funds due to his breach of fiduciary responsibilities as attorney and trustee to the Wallaces. The Wallaces allege that the Bank was also liable for the misappropriations due to the fact that the Bank cleared numerous instruments bearing unauthorized endorsements and in some cases accepted deposits without proper endorsements. The Wallaces included similar counts against two other Boston banks.

     In September, 1996, Suffolk Superior Court entered an Order consolidating the two civil actions referred to above. The Wallaces filed an Amended Consolidated Complaint, on October 1, 1996, in which they reiterated their allegations made in Civil Action No. 96-0330-B and added another count against the three banks alleging that the banks aided and abetted Mr. Lappin in the breach of his fiduciary responsibilities by clearing instruments and accepting deposits without proper authorization.

     On October 29, 1996, the Bank answered the Wallace's Amended Consolidated Complaint denying all claims and allegations of wrongdoing against it, setting forth substantial defenses in connection with the matter and filing claims against Mr. Lappin for negligence and breach of duty, and seeking funds owed to it as a result of an overdraft and related costs. The Bank believes it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with this matter. This matter is in the early stages of discovery and therefore it is not possible to estimate any loss at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   FORM 10-KSB
                              CROSS REFERENCE INDEX

                                     PART I
                                                                          PAGE
                                                                          ----

ITEM  1        DESCRIPTION OF BUSINESS                                      2

ITEM  2        DESCRIPTION OF PROPERTY                                     14

ITEM  3        LEGAL PROCEEDINGS                                           14

ITEM  4        SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                            15


                                     PART II

ITEM  5        MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                         16

ITEM  6        MANAGEMENT'S DISCUSSION AND ANALYSIS                        18

ITEM  7        FINANCIAL STATEMENTS                                        28

ITEM  8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                         55


                                    PART III

     The information called for by Items 9-12 of Part III of Form 10-KSB is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(A)            EXHIBITS

EXHIBIT NO.                       DESCRIPTION                              PAGE

3.1(i) Articles of Organization incorporated herein by reference to Exhibit 3.1 to the Company's Current
               Report on Form 8-K filed
               with the Commission on May 27, 1994 (the "Form 8-K").

3.1(ii) By-Laws of the Company incorporated herein by reference to Exhibit 3.2 to Form 8-K.

4.1 Instruments Defining the Rights of Security Holders, including Indentures incorporated herein by reference to the Articles of Incorporation and the By-Laws of the Company set forth in Exhibits 3.1 and 3.2 to Form 8-K.

10.1 Employee Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on April 1, 1991 (33-39690) (the "Form S-1"). +

                                                                          Page
                                                                          ----

10.2 Employee Incentive Compensation Plan incorporated herein by reference to Exhibit 10.6 to Form S-1.+

10.3           Directors' Stock Option Plan adopted May 26, 1993           60
               as amended March 15, 1995.*

10.4 Employment Agreement dated January 1, 1996 by and among the Company, the Bank and Timothy L. Vaill.*+

10.5 Commercial Lease dated October 31, 1994, by and between the Company and Leggat McCall Properties Management, Inc. incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.6 Asset Purchase Agreement dated as of June 16, 1995 by and among the Company and the stockholders of CH&P, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1995.

21 Subsidiaries of the Company incorporated herein by reference to Exhibit 22.0 to Form S-1.

23.1           Consent of KPMG Peat Marwick LLP.*                          65


(B)            REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.



-----------------------------

*  Filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1997.


                             Boston Private Bancorp, Inc.



                             By: /s/ Timothy L. Vaill
                                 ------------------------------
                                 Timothy L. Vaill
                                 President and
                                 Chief Executive Officer



                             By: /s/ Walter M. Pressey
                                 -------------------------------
                                 Walter M. Pressey
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.




/s/ Charles O. Wood, III           Chairman of the Board          March 19, 1997
----------------------------
Charles O. Wood, III



/s/ Herbert S. Alexander           Director                       March 19, 1997
----------------------------
Herbert S. Alexander



/s/ John M. Barry                  Director                       March 19, 1997
----------------------------
John M. Barry



/s/ Peter C. Bennett               Director                       March 19, 1997
----------------------------
Peter C. Bennett



/s/ Eugene S. Colangelo            Director                       March 19, 1997
----------------------------
Eugene S. Colangelo

/s/ Michael M. Davis, Esq.         Director                       March 19, 1997
----------------------------
Michael M. Davis, Esq.



/s/ Kate S. Flather                Director                       March 19, 1997
----------------------------
Kate S. Flather



/s/ Lynn Thompson Hoffman          Director                       March 19, 1997
----------------------------
Lynn Thompson Hoffman



/s/ Axel J. Leblois                Director                       March 19, 1997
----------------------------
Axel J. Leblois



/s/ E. Christopher Palmer          Director                       March 19, 1997
----------------------------
E. Christopher Palmer



/s/ Robert A. Radloff              Director                       March 19, 1997
-----------------------------
Robert A. Radloff



/s/ Eugene F. Rivers, 3rd          Director                       March 19, 1997
-----------------------------
Eugene F. Rivers, 3rd



/s/ Dr. Allen Sinai                Director                       March 19, 1997
-----------------------------
Dr. Allen Sinai



/s/ Timothy L. Vaill               Director                       March 19, 1997
-----------------------------
Timothy L. Vaill