Form 10QSB
period 1997-03-31
BOSTON PRIVATE BANCORP INC
filed 1997-05-15
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                   For quarterly period ended: MARCH 31, 1997

                                       OR

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ____________ to ____________


                           Commission File No: 0-17089


                          BOSTON PRIVATE BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         COMMONWEALTH OF MASSACHUSETTS                     04-2976299
        ---------------------------------             -------------------
          (State or Other Jurisdiction                   (IRS Employer
        of Incorporation or Organization)             Identification No.)

                    TEN POST OFFICE SQUARE, BOSTON, MA 02109
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 912-1900
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
        -----------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes ( X )      No
             -----         -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997:

        Common Stock - Par Value $1.00                6,637,163  shares
        ------------------------------                -----------------
                   (class)                              (outstanding)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

          Cover Page                                                      1

          Index                                                           2

                     PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

              Consolidated Balance Sheets                                 3

              Consolidated Statements of Operations                       4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                  6

Item 2    Management's Discussion and Analysis or
            Plan of Operations                                          7 - 12


                       PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                              13

Item 2    Changes in Securities                                          13

Item 3    Default upon Senior Securities                                 13

Item 4    Submission of Matters to a Vote of  Security Holders           13

Item 5    Other Information                                              13

Item 6    Exhibits and Reports on Form 8-K                               13

          Signature Page                                                 14

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,          DECEMBER 31,
                                                                                  1997                 1996
                                                                                ---------          -----------
                                                                                       (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                         $   8,181           $   7,646
Federal funds sold                                                                  4,700               6,950
Investment securities available for sale (amortized cost of $28,863 and
     $26,738 at March 31, 1997 and December 31, 1996, respectively)                28,583              26,637
Investment securities held to maturity (market value of $ 6,323 and
     $6,384 at March 31, 1997 and December 31, 1996, respectively)                  6,359               6,387
Mortgage-backed securities available for sale (amortized cost of $
     at March 31, 1997)                                                                --                  --
Mortgage-backed securities held to maturity (market value of $23,172 and
     $25,258 at March 31, 1997 and December 31, 1995, respectively)                23,358              25,289
Loans receivable:
     Commercial                                                                    91,852              97,740
     Residential mortgage                                                         101,326              96,578
     Home equity                                                                   12,168              11,481
     Other                                                                            321                 308
                                                                                ---------           ---------
         Total loans                                                              205,667             206,107
     Less allowance for possible loan losses                                       (2,622)             (2,566)
                                                                                ---------           ---------
         Net loans                                                                203,045             203,541

Stock in Federal Home Loan Bank of Boston                                           3,317               3,317
Other real estate owned                                                                85                  85
Premises and equipment, net                                                         2,114               1,437
Excess of costs over net assets acquired, net                                       3,988               4,068
Accrued interest receivable                                                         1,953               1,745
Other assets                                                                        2,635               1,804
                                                                                ---------           ---------

         Total assets                                                           $ 288,318           $ 288,906
                                                                                =========           =========

LIABILITIES:
     Deposits                                                                   $ 207,239           $ 209,302
     Securities sold under agreements to repurchase                                10,902               8,126
     FHLB borrowings                                                               44,046              45,533
     Payable due to acquisition                                                       515               1,035
     Accrued interest payable                                                         441                 348
     Other liabilities                                                              1,558               1,626
                                                                                ---------           ---------
         Total liabilities                                                        264,701             265,970
                                                                                ---------           ---------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share;
     shares authorized: 18,000,000;
     shares issued: 6,634,163 in 1997 and 6,592,496 in 1996                         6,634               6,592
Additional paid-in capital                                                         14,817              14,709
Retained earnings                                                                   2,303               1,699
Unrealized gain (loss) on securities available for sale, net                         (137)                (64)
                                                                                ---------           ---------
         Total stockholders' equity                                                23,617              22,936
                                                                                ---------           ---------

Total liabilities and stockholders' equity                                      $ 288,318           $ 288,906
                                                                                =========           =========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                ----------           ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                                           $    2,219           $    1,707
     Residential mortgage loans                                                      1,799                1,430
     Home equity and other loans                                                       251                  178
     Investment securities                                                             409                  507
     Mortgage-backed securities                                                        370                  475
     FHLB stock dividends                                                               52                   52
     Federal funds sold                                                                 45                   15
     Deposits in banks                                                                  21                   15
                                                                                ----------           ----------
         Total interest and dividend income                                          5,166                4,379
                                                                                ----------           ----------
Interest expense:
     NOW                                                                                59                   49
     Savings                                                                            29                   32
     Money market                                                                      809                  657
     Certificates of deposit                                                           856                  753
     Federal funds purchased                                                            49                   43
     Securities sold under agreements to repurchase                                     89                   82
     FHLB borrowings                                                                   685                  615
     Payable due to acquisition                                                          7                   20
                                                                                ----------           ----------
         Total interest expense                                                      2,583                2,251
                                                                                ----------           ----------
     Net interest income                                                             2,583                2,128
Provision for possible loan losses                                                      38                   67
                                                                                ----------           ----------
     Net interest income after provision for possible loan losses                    2,545                2,061
                                                                                ----------           ----------
Fees and other income:
     Trust and investment management                                                   974                  733
     Deposit account service charges                                                    40                   40
     Gain (loss) on sale of loans                                                       16                   35
     Gain (loss) on sale of investment securities                                        0                    3
     Gain (loss) on sale of mortgage-backed securities                                   0                   (3)
     Other                                                                              71                   60
                                                                                ----------           ----------
         Total fees and other income                                                 1,101                  868
                                                                                ----------           ----------
Operating expense:
     Salaries and employee benefits                                                  1,670                1,363
     Occupancy                                                                         133                  111
     Equipment                                                                          88                   87
     Data processing                                                                    52                   27
     FDIC insurance premiums                                                             6                   --
     Legal expense                                                                      74                   49
     Marketing                                                                         114                   66
     Amortization of intangibles                                                        94                   81
     Other                                                                             574                  391
                                                                                ----------           ----------
         Total operating expense                                                     2,805                2,175
                                                                                ----------           ----------

     Income before income taxes                                                        841                  754
Income tax expense                                                                     238                  253
                                                                                ==========           ==========
     Net income                                                                 $      603           $      501
                                                                                ==========           ==========

Net income per share                                                            $     0.09           $     0.08
                                                                                ==========           ==========

Weighted average common and common equivalent shares outstanding                 6,957,000            6,070,000
                                                                                ==========           ==========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                  1997                1996
                                                                                --------            --------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                 $    603            $    501
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                               167                 165
         (Gain) loss on sale of loans                                                (16)                (35)
         Provision for possible loan losses                                           38                  67
         Payments received on other real estate owned                                 --                  --
         Loans originated for sale                                                (1,373)             (4,822)
         Proceeds from sale of loans                                               1,389               4,857
         (Increase) decrease in:
              Accrued interest receivable                                           (208)               (107)
              Other assets                                                          (724)               (267)
         Increase (decrease) in:
              Accrued interest payable                                                93                  (7)
              Other liabilities                                                      (69)                (51)
                                                                                --------            --------
                  Net cash provided (used) by operating activities                  (100)                301
                                                                                --------            --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                                     2,250              (2,100)
     Investment securities available for sale:
         Purchases                                                                (2,160)            (11,136)
         Sales                                                                         0               4,055
         Maturities                                                                   55               1,719
     Investment securities held to maturity:
         Maturities                                                                    0               3,000
     Mortgage-backed securities available for sale:
         Sales                                                                         0                 116
     Mortgage-backed securities held to maturity:
         Principal payments                                                        1,922               1,107
     Net decrease (increase) in loans                                                461              (3,618)
     Recoveries on loans previously charged off                                       31                  24
     Capital expenditures                                                           (775)                (48)
                                                                                --------            --------
                  Net cash provided (used) by investing activities                 1,784              (6,881)
                                                                                --------            --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                          (2,062)             (4,106)
     Net increase (decrease) in repurchase agreements                              2,776               7,746
     FHLB advances:
         Proceeds                                                                 23,120              31,000
         Repayments                                                              (24,606)            (29,681)
     Net increase (decrease) in payable due to acquisition                          (377)               (524)
     Proceeds from issuance of common stock                                            0                 162
                                                                                --------            --------
                  Net cash provided (used) by financing activities                (1,149)              4,597
                                                                                --------            --------

     Net increase (decrease) in cash and due from banks                              535              (1,983)
     Cash and due from banks at beginning of year                                  7,646               8,695
                                                                                --------            --------
     Cash and due from banks at end of period                                   $  8,181            $  6,712
                                                                                ========            ========

Supplementary Disclosures:
     Cash paid during the period for interest                                   $  2,483            $  2,238
     Cash paid during the period for income taxes                                    266                 237
     Non-cash transactions:
        Increase (decrease) in unrealized gain (loss) on securities
         available for sale, net of estimated income taxes                           (73)               (212)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), BPB Securities Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

     These interim financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements and accompanying notes included in the Annual Report to Shareholders. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

(2)  Earnings Per Share

     The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period.

(3)  Reclassifications

     Certain fiscal 1996 information has been reclassified to conform with the 1997 presentation.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

     Boston Private Bancorp, Inc., (the "Company"), is a one-bank holding company which holds all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. Of the 18,000,000 shares of common stock authorized, par value $1.00, 6,634,163 shares of Boston Private Bancorp, Inc. common stock were issued and outstanding at March 31, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of liquidity. At March 31, 1997, cash, federal funds sold and securities available for sale amounted to $36.8 million, or 12.7% of total assets. This compares to $34.3 million, or 11.9% of total assets at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

     In contrast to the Bank, the holding company maintains minimal liquidity because substantially all of its assets consist of the stock of the Bank. The holding company's primary potential sources of funds are dividends from the Bank, issuance of additional common stock, and borrowings.

     -- Capital Resources. Total stockholders' equity of the Company at March 31, 1997 was $23.6 million, as compared to $22.9 million at December 31, 1996. This increase was the result of the Company's net income for the quarter of $603,000, plus the issuance of common stock relating to the acquisition of CH&P Inc. and the exercise of stock options, less the change in the unrealized gain
(loss) on securities available for sale, net of estimated income tax benefit.

     The Bank is subject to a number of regulatory capital measures. At March 31, 1997, the Bank's Tier I leverage capital ratio stood at 7.03%, compared to 6.65% at December 31, 1996. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 11.91% and a Total risk adjusted capital ratio of 13.16% at March 31, 1997. This compares to a Tier I risk adjusted capital ratio of 11.00% and a Total risk adjusted capital ratio of 12.25% at December 31, 1996. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank, therefore, is considered to be "well capitalized."


BALANCE SHEETS

     -- Total Assets. Total assets remained virtually flat at $288.3 million at March 31, 1997 compared to $288.9 million at December 31, 1996 . An increase in mortgage and home equity loans offset a reduction in total commercial loans to close the first three months of 1997 with virtually no change from December 31, 1996.

     -- Loans. Total loans were $203 million, or 70% of total assets, at March 31, 1997, compared to $203.5 million, or 70% of total assets, at December 31, 1996. Residential mortgage loans increased $4.7 million, or 4.9%, while commercial loans decreased $5.9 million , or 6%, and home equity and other loans increased $701,000, or 5.9%. The Company continues its efforts to identify quality lending opportunities.

     -- Investments. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $74.5 million, or 25.8% of total assets, at March 31, 1997, compared to $76.2 million, or 26.4% of total assets, at December 31, 1996. Of the total investment portfolio at March 31, 1997, $28.6 million were securities identified as available for sale. The available for sale portfolio carried a total of $280,000 in net unrealized losses at March 31, 1997.

     -- Deposits and Borrowings. Total deposits decreased $2.0 million, or 1.0%, during the first quarter of 1997, from $209.3 million, or 72.4% of total assets, at December 31, 1996, to $207.2 million, or 71.9% of total assets, at March 31, 1997. This decrease was primarily attributable to the level of demand deposit, savings and money market balances declining during the first quarter of 1997. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $1.3 million, or 2.4%, during the first three months of 1997. This increase was attributable to an increase in repurchase agreements with cash management customers of the Company. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.

ASSET QUALITY

     -- Non-Performing Assets. The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  1997              1996
                                                                                --------        ------------
                                                                                   (DOLLARS IN THOUSANDS)

       Loans accounted for on a nonaccrual basis                                 $  394            $  976
       Loans past due 90 days or more, but still accruing                            13                --
                                                                                 ------            ------
       Total non-performing loans                                                   407               976
       Other real estate owned                                                       85                85
                                                                                 ------            ------
       Total non-performing assets                                               $  492            $1,061
                                                                                 ======            ======

       Delinquent loans 30-89 days past due                                       1,778             3,066

       Non-performing loans as a percent of gross loans                             .20%              .47%
       Non-performing assets as a percent of total assets                           .17%              .37%
       Delinquent loans 30-89 days past due as a percent of gross loans             .08%             1.49%

     At March 31, 1997, the Company had non-performing assets of $492 thousand, which represented .17% of total assets. The Company's non-performing assets consisted of four loans over 90 days past due and still accruing interest with an aggregate principal balance of $13,119, nine nonaccruing loans with an aggregate principal balance of $393,656, and one OREO property with total book value of $85,000.

     Non-performing assets decreased $572,000, or 53.8%, from $1,064,000 at December 31, 1996, to $492,000 at March 31, 1997. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due. See "Allowance for Possible Loan Losses."

     -- Delinquencies. At March 31, 1997, loans with an aggregate balance of $1.8 million were 30 to 89 days past due, an decrease of $3.6 million, or 67%, from $5.4 million reported at December 31, 1996.

     -- Allowance for Loan Losses. During the first three months of 1997, the Company made provisions to the allowance for loan losses totaling $38,000 and had $18,000 in recoveries net of charge offs, bringing the balance in the allowance to $2,622,000, compared to $2,566,000 at December 31, 1996. The allowance, expressed as a percentage of total loans, was 1.27% as of March 31, 1997, compared to 1.25% at December 31, 1996. The allowance for loan losses was 644.2% of non-performing loans at March 31, 1997, compared to 262.1% of non-performing loans at December 31, 1996.

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

     As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economy, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of March 31, 1997 is adequate based upon the information currently available.



 STATEMENTS OF INCOME, THREE MONTHS ENDED MARCH 31, 1997 and 1996

     -- Net Income. The Company recorded net income of $603,042, or $.09 per share, for the three months ended March 31, 1997, compared to $501,042, or $.08 per share, for the same period in 1996. Revenues generated by increases in investment management and lending were partially offset by increases in funding costs and operating expense.

     -- Net Interest Income. For the quarter ended March 31, 1997, net interest income was $2.6 million, an increase of $455,000, or 21.4%, over the same period in 1996. This increase was primarily attributable to an increase in the average balance of earning assets, which was $41.6 million, or 18%, higher than during the comparable period a year earlier. This increase in average earning assets were funded in part by an increase in average interest bearing liabilities of $35 million, or 17.5%.

     -- Interest Income. Loans. Income on commercial loans was $2.2 million for the three months ended March 31, 1997, compared to $1.7 million for the same period in 1996. Income from residential mortgage loans was $1.8 million compared to $1.4 million, and home equity and other loans was $251,000 compared to $177,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $21.9 million, or 30.2%, and $21.8 million, or 28.5%, compared to the first quarter of 1996, respectively.

     -- Interest Income. Investments. Total investment income decreased to $898,000 during the quarter ended March 31, 1997, compared to $1 million during the same period in 1996. The decrease in total investment income of $177,000, or 14.4%, was primarily attributable to a decrease in the average balance of investments of $6.20 million, or 8.5%.

     -- Interest Expense. Deposits and Borrowings. Interest paid on deposits and borrowings increased $332,000, or 14.8%, to $2.6 million for the three months ended March 31, 1997, from $2.3 million for the same period during 1996. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $35 million, or 17.5%, between the two periods. The overall cost of interest-bearing liabilities decreased 10 basis points from 4.50% for the first quarter of 1996 to 4.40% for the first quarter of 1997.

     -- Provision for Loan Losses. The provision for loan losses was $38,000 for the quarter ended March 31, 1997, compared to $67,000 for the same period in 1996. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. Also see discussion under "Balance Sheets -- Allowance for Loan Losses."

     -- Fees and Other Income. Fees and other income was $1.1million for the three month period ending March 31, 1997, compared to $867,000 for the same period in 1996. Trust and investment management fees totaled $974,000 for the first quarter of 1997 compared to $733,000 for the same period in 1996.

     -- Operating Expense. Total operating expense for the first quarter of 1997 increased $630,000, or 29% compared to the same period in 1996. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion in its lending and deposit products. Specifically, the following expenses increased: 1) salary and benefit expense increased $307,000, or 22.5%, 2) occupancy and equipment expense increased $48,000, or 21.3%, and 3) other operating expense increased $269,000, or 45.8%.

     -- Income Tax Expense. The Company's effective tax rate for financial statement purposes was 28.4% during the first quarter of 1997, compared to 33.6% for the first quarter of 1995. For the foreseeable future the Company anticipates remaining fully taxable.

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

     Notwithstanding the Court's dismissal of the principal underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties, and the Bank has been named as third-party defendant by another party defendant to the original case. The Bank continues to believe it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $320,000, a portion of which is recoverable under an insurance policy. No further estimate of any loss can be made at this time.

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




                                                    BOSTON PRIVATE BANCORP, INC.
                                                                    (Registrant)





May 15, 1997                                               /s/ Timothy L. Vaill
-------------                                     ------------------------------
   (Date)                                                       Timothy L. Vaill
                                                             President and Chief
                                                               Executive Officer



May 15, 1997                                              /s/ Walter M. Pressey
-------------                                     ------------------------------
   (Date)                                                      Walter M. Pressey
                                                       Senior Vice President and
                                                         Chief Financial Officer