Form 10QSB
period 1997-06-30
BOSTON PRIVATE BANCORP INC
filed 1997-08-12
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

                    For quarterly period ended: JUNE 30, 1997

                                       OR

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ____________ to ____________


                           Commission File No: 0-17089


                          BOSTON PRIVATE BANCORP, INC.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     COMMONWEALTH OF MASSACHUSETTS                            04-2976299
   ---------------------------------                      -------------------
     (State or Other Jurisdiction                            (IRS Employer
   of Incorporation or Organization)                      Identification No.)

                    TEN POST OFFICE SQUARE, BOSTON, MA 02109
   --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 912-1900
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)



      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
       Yes ( X )        No
           -----           -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1997:
                     -------------

      Common Stock - Par Value $1.00                   6,693,608 shares
      ------------------------------                   ----------------
                     (class)                             (outstanding)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

         Cover Page                                                        1

         Index                                                             2

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                Consolidated Balance Sheets                                3

                Consolidated Statements of Operations                      4

                Consolidated Statements of Cash Flows                      5

                Notes to Consolidated Financial Statements                 6

Item 2   Management's Discussion and Analysis or
           Plan of Operations                                            7 - 11


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                12

Item 2   Changes in Securities                                            13

Item 3   Default upon Senior Securities                                   13

Item 4   Submission of Matters to a Vote of  Security Holders             13

Item 5   Other Information                                                13

Item 6   Exhibits and Reports on Form 8-K                                 13

         Signature Page                                                   14

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1997               1996
                                                                                --------         ------------
                                                                                      (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                         $  8,348           $  7,646
Federal funds sold                                                                14,500              6,950
Investment securities available for sale (amortized cost of $31,262 and
     $26,738 at June 30, 1997 and December 31, 1996, respectively)                31,160             26,637
Investment securities held to maturity (market value of $ 6,361 and
     $6,384 at June 30, 1997 and December 31, 1996, respectively)                  6,365              6,387
Mortgage-backed securities held to maturity (market value of $21,649 and
     $25,258 at June 30, 1997 and December 31, 1996, respectively)                21,610             25,289
Loans receivable:
     Commercial                                                                   93,310             97,740
     Residential mortgage                                                        108,323             96,578
     Home equity                                                                  13,054             11,481
     Other                                                                           332                308
                                                                                --------           --------
         Total loans                                                             215,019            206,107
     Less: Allowance for loan losses                                              (2,729)            (2,566)
                                                                                --------           --------
         Net loans                                                               212,290            203,541

Stock in Federal Home Loan Bank of Boston                                          3,317              3,317
Other real estate owned                                                               85                 85
Premises and equipment, net                                                        2,328              1,437
Goodwill and intangible assets, net                                                3,907              4,068
Accrued interest receivable                                                        1,869              1,745
Other assets                                                                       2,780              1,804
                                                                                --------           --------

         Total assets                                                           $308,559           $288,906
                                                                                ========           ========

LIABILITIES:
Deposits                                                                        $236,004           $209,302
Securities sold under agreements to repurchase                                    10,545              8,126
FHLB borrowings                                                                   35,439             45,533
Payable due to acquisition                                                           521              1,035
Accrued interest payable                                                             398                348
Other liabilities                                                                  1,348              1,626
                                                                                --------           --------
         Total liabilities                                                       284,255            265,970
                                                                                --------           --------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share;
     shares authorized: 18,000,000;
     shares issued: 6,637,441 in 1997 and 6,592,496 in 1996                        6,637              6,592
Additional paid-in capital                                                        14,829             14,709
Retained earnings                                                                  2,903              1,699
Unrealized gain (loss) on securities available for sale, net                         (65)               (64)
                                                                                --------           --------
         Total stockholders' equity                                               24,304             22,936
                                                                                --------           --------

Total liabilities and stockholders' equity                                      $308,559           $288,906
                                                                                ========           ========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                        ---------------------------       ---------------------------
                                                           1997             1996             1997             1996
                                                        ----------       ----------       ----------       ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                   $    2,198       $    1,721       $    4,417       $    3,428
     Residential mortgage loans                              1,964            1,547            3,762            2,977
     Home equity and other loans                               280              188              531              366
     Investment securities                                     428              476              837              983
     Mortgage-backed securities                                350              444              720              919
     FHLB stock dividends                                       54               53              106              105
     Federal funds sold                                         58               29              104               44
     Deposits in banks                                          25               17               46               32
                                                        ----------       ----------       ----------       ----------
         Total interest and dividend income                  5,357            4,475           10,523            8,854
                                                        ----------       ----------       ----------       ----------
Interest expense:
     NOW                                                        59               54              118              103
     Savings                                                    27               33               56               65
     Money market                                              804              786            1,613            1,443
     Certificates of deposit                                   901              671            1,757            1,424
     Federal funds purchased                                    46               26               94               69
     Securities sold under agreements to
         repurchase                                            103               78              192              160
     FHLB borrowings                                           715              571            1,400            1,186
     Payable due to acquisition                                  6               19               14               39
                                                        ----------       ----------       ----------       ----------
         Total interest expense                              2,661            2,238            5,244            4,489
                                                        ----------       ----------       ----------       ----------
     Net interest income                                     2,696            2,237            5,279            4,365
Provision for loan losses                                       91              144              129              211
                                                        ----------       ----------       ----------       ----------
     Net interest income after provision for
         loan losses                                         2,605            2,093            5,150            4,154
                                                        ----------       ----------       ----------       ----------
Fees and other income:
     Trust and investment management                           954              850            1,928            1,583
     Deposit account service charges                            53               41               93               81
     Gain (loss) on sale of loans                               12               31               28               66
     Gain (loss) on sale of investment
         securities                                             --                3               --                6
     Gain (loss) on sale of mortgage-backed
         securities                                             --               --               --               (3)
     Other                                                      60               48              130              108
                                                        ----------       ----------       ----------       ----------
         Total fees and other income                         1,079              973            2,179            1,841
                                                        ----------       ----------       ----------       ----------
Operating expense:
     Salaries and employee benefits                          1,708            1,263            3,378            2,626
     Occupancy                                                 148              119              281              230
     Equipment                                                 111               84              199              171
     Data processing                                            59               25              111               52
     FDIC insurance premiums                                     7                1               12                1
     Legal                                                      47               97              166              146
     Marketing                                                 130               91              199              157
     Amortization of goodwill and intangibles                   94               80              188              161
     Other                                                     551              493            1,125              884
                                                        ----------       ----------       ----------       ----------
         Total operating expense                             2,855            2,253            5,659            4,428
                                                        ----------       ----------       ----------       ----------

     Income before income taxes                                829              813            1,670            1,567
Income tax expense                                             228              259              466              512
                                                        ----------       ----------       ----------       ----------
     Net income                                         $      601       $      554       $    1,204       $    1,055
                                                        ==========       ==========       ==========       ==========
Net income per share                                    $     0.09       $     0.09       $     0.17       $     0.17
                                                        ==========       ==========       ==========       ==========
Weighted average common and common
     equivalent shares outstanding                       6,982,851        6,088,209        6,965,207        6,084,150
                                                        ==========       ==========       ==========       ==========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ----------------------------
                                                                                  1997                1996
                                                                                --------            --------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                 $  1,204            $  1,055
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                               353                 346
         (Gain) loss on sale of securities                                            --                  (3)
         (Gain) loss on sale of loans                                                (28)                (66)
         Provision for loan losses                                                   129                 211
         Loans originated for sale                                                (3,264)             (8,130)
         Proceeds from sale of loans                                               3,292               8,196
         (Increase) decrease in:
              Accrued interest receivable                                           (124)                (96)
              Deferred income tax asset, net                                         (30)                 --
              Other assets                                                          (976)               (362)
         Increase (decrease) in:
              Accrued interest payable                                                50                 (69)
              Other liabilities                                                     (278)               (438)
                                                                                --------            --------
                  Net cash provided (used) by operating activities                   328                 644
                                                                                --------            --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                                    (7,550)             (3,000)
     Investment securities available for sale:
         Purchases                                                                (5,835)            (17,970)
         Sales                                                                       130               7,118
         Maturities                                                                1,205              11,280
     Investment securities held to maturity:
         Purchases                                                                (4,000)             (2,934)
         Maturities                                                                4,000               4,775
     Mortgage-backed securities available for sale:
         Sales                                                                        --                 116
     Mortgage-backed securities held to maturity:
         Principal payments                                                        3,662               2,903
     Net decrease (increase) in loans                                             (8,840)            (19,742)
     Recoveries on loans previously charged off                                       47                  61
     Proceeds from sale of OREO                                                       --                 160
     Capital expenditures                                                         (1,109)                (86)
                                                                                --------            --------
                  Net cash provided (used) by investing activities               (18,290)            (17,319)
                                                                                --------            --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                          26,702              18,633
     Net increase (decrease) in repurchase agreements                              2,419               6,721
     FHLB borrowings:
         Proceeds                                                                 57,913              51,800
         Repayments                                                              (68,007)            (60,728)
     Net increase (decrease) in payable due to acquisition                          (528)               (524)
     Proceeds from issuance of common stock                                          165                 216
                                                                                --------            --------
                  Net cash provided (used) by financing activities                18,664              16,118
                                                                                --------            --------

     Net increase (decrease) in cash and due from banks                              702                (557)
     Cash and due from banks at beginning of year                                  7,646               8,695
                                                                                --------            --------
     Cash and due from banks at end of period                                   $  8,348            $  8,138
                                                                                ========            ========

Supplementary Disclosures:
     Cash paid during the period for interest                                   $  5,180            $  4,519
     Cash paid during the period for income taxes                                    875                 669
     Non-cash transactions:
        Increase (decrease) in unrealized gain (loss) on securities
         available for sale, net of estimated income taxes                            (1)               (301)

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

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and valuation of other real estate owned. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties.

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

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL
-------

     Boston Private Bancorp, Inc., (the "Company"), is a one-bank holding company which holds all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. Of the 18,000,000 authorized shares of Common Stock, $1.00 par value per share, of the Company, 6,637,441 shares were issued and outstanding at June 30, 1997.

     The Bank pursues a "private banking" mission and is principally engaged in providing banking, investment and fiduciary products to successful individuals, families and businesses as well as to foundations and institutional clients. The Bank offers a full range of banking and investment management services to its domestic and international clientele. The Bank's deposit services include checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans and credit card services. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     In December 1996, the Company received $3.4 million of additional equity capital from a private placement of Common Stock. Substantially all of the proceeds were subsequently invested in the Bank. On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's Common Stock, was paid at closing. In each of January and July 1996 and January 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's Common Stock. The final installment payment of $375,000 in cash and 41,667 shares of the Company's Common Stock was paid on July 10, 1997. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     -- Liquidity. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of securities from the available for sale portfolio. These sources fund the Bank's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Bank maintains a high degree of liquidity. At June 30, 1997, cash, federal funds sold and securities available for sale amounted to $54.0 million, or 17.5% of total assets. This compares to $41.2 million, or 14.3% of total assets at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

     In contrast to the Bank, the Company maintains minimal liquidity because substantially all of its assets consist of the Common Stock of the Bank. The Company's primary potential sources of funds are dividends from the Bank, issuance of additional Common Stock of the Company, and borrowings.

     -- Capital Resources. Total stockholders' equity of the Company at June 30, 1997 was $24.3 million, compared to $22.9 million at December 31, 1996. This increase was the result of the Company's net income for the six-month period ended June 30, 1997 of $1.2 million, plus the issuance of Common Stock of the Company relating to the acquisition of an investment management business and the exercise of stock options, plus the change in the unrealized loss on securities available for sale, net of estimated income tax benefit.

     The Bank is subject to a number of regulatory capital measures. At June 30, 1997, the Bank's Tier I leverage capital ratio stood at 7.01%, compared to 6.59% at December 31, 1996. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 11.53% and a Total risk adjusted capital ratio of 12.78% at June 30, 1997. This compares to a Tier I risk adjusted capital ratio of 10.92% and a Total risk adjusted capital ratio of 12.17% at December 31, 1996. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank is therefore considered to be "well capitalized."


BALANCE SHEETS
--------------

     -- Total Assets. Total assets increased $19.7 million, or 6.8% during the first half of 1997, from $288.9 million at December 31, 1996 to $308.6 million at June 30, 1997. An increase in residential mortgage and home equity loans was funded by deposits, and excess deposits were used to pay down borrowings and increase short-term investments.

     -- Loans. Net loans were $212.3 million, or 68.8% of total assets at June 30, 1997, compared to $203.5 million, or 70.5% of total assets at December 31, 1996. Residential mortgage loans increased $11.7 million, or 12.2%, while commercial loans decreased $4.4 million , or 4.5%, and home equity and other loans increased $1.6 million, or 13.5%. The Company continues its efforts to identify quality lending opportunities within its target market.

     -- Investments. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) aggregated $85.3 million, or 27.6% of total assets, at June 30, 1997, compared to $76.2 million, or 26.4% of total assets, at December 31, 1996. Of the total investment portfolio at June 30, 1997, $31.2 million were securities identified as available for sale. The available for sale portfolio carried a total of $102,000 in net unrealized losses at June 30, 1997 as compared to $101,000 in net unrealized losses at December 31, 1996.

     -- Deposits and Borrowings. Total deposits increased $26.7 million, or 12.8%, during the first half of 1997, from $209.3 million, or 72.4% of total assets, at December 31, 1996, to $236.0 million, or 76.5% of total assets, at June 30, 1997. This increase was primarily attributable to a higher level of NOW accounts and certificates of deposit. Total borrowings (consisting of securities sold under agreements to repurchase, and FHLB of Boston borrowings) decreased $7.7 million, or 14.3%, during the first six months of 1997. The Company was able to reduce the level of borrowings by using excess cash flow from deposits to pay down FHLB advances. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Bank intends to fund its growth with core deposits.

ASSET QUALITY
-------------

     -- Non-Performing Assets. The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                                                JUNE 30,               DECEMBER 31,
                                                                                --------               ------------
                                                                                  1997                     1996
                                                                                --------               ------------
                                                                                     (DOLLARS IN THOUSANDS)

       Loans accounted for on a nonaccrual basis                                 $  939                   $  976
       Loans past due 90 days or more, but still accruing                            14                       --
                                                                                 ------                   ------
       Total non-performing loans                                                   953                      976
       Other real estate owned                                                       85                       85
                                                                                 ------                   ------
       Total non-performing assets                                               $1,038                   $1,061
                                                                                 ======                   ======

       Delinquent loans 30-89 days past due                                       1,000                    3,066

       Non-performing loans as a percent of gross loans                            .44%                      .47%
       Non-performing assets as a percent of total assets                          .34%                      .37%
       Delinquent loans 30-89 days past due as a percent of gross loans            .47%                     1.49%

     At June 30, 1997, the Company had non-performing assets of $1.0 million, which represented .34% of total assets. The Company's non-performing assets consisted of four credit card balances over 90 days past due and still accruing interest with an aggregate principal balance of $14,000, eleven nonaccruing loans with an aggregate principal balance of $939,000 and one OREO property with a carrying value of $85,000.

     Non-performing assets decreased $23,000, or 2.2%, from $1,061,000 at December 31, 1996, to $1,038,000 at June 30, 1997. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due. See "Allowance for Loan Losses."

     -- Delinquencies. At June 30, 1997, fourteen loans with an aggregate balance of $1.0 million were 30 to 89 days past due, a decrease of $2.1 million, or 67.4%, from $3.1 million reported at December 31, 1996.

     -- Allowance for Loan Losses. During the first six months of 1997, the Company made provisions to the allowance for loan losses totaling $129,000 and had $34,000 in recoveries net of charge-offs, bringing the balance in the allowance to $2.7 million, compared to $2.6 million at December 31, 1996. The allowance for loan losses expressed as a percentage of total loans was 1.27% as of June 30, 1997, compared to 1.25% at December 31, 1996, and was 286.4% of non-performing loans at June 30, 1997, compared to 262.9% at December 31, 1996.

     While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses. These agencies may require additions to the allowance based on their own judgments about information available to them at the time of their examination.

     As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and changes in economic conditions, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of June 30, 1997 is adequate based upon the information currently available.

STATEMENTS OF INCOME, THREE MONTHS ENDED JUNE 30, 1997 AND 1996
---------------------------------------------------------------

     -- Net Income. The Company recorded net income of $601,000, or $.09 per share, for the three months ended June 30, 1997, compared to $554,000, or $.09 per share, for the same period in 1996. Revenues generated by significant increases in investment management and loan volumes were more than sufficient to offset increases in funding costs and operating expense.

     -- Net Interest Income. For the quarter ended June 30, 1997, net interest income was $2.7 million, an increase of $459,000, or 20.5%, over the same period in 1996. This increase was primarily attributable to an increase in the average balance of earning assets, which was $39.7 million, or 16.6%, higher than during the comparable period a year earlier. This increase in average earning assets was mainly funded by an increase in average interest-bearing liabilities of $31.2 million, or 15.0%.

     -- Interest Income: Loans. Income on commercial loans was $2.2 million for the three months ended June 30, 1997, compared to $1.7 million for the same period in 1996. Income from residential mortgage loans was $2.0 million, compared to $1.5 million, and home equity and other loan interest was $280,000, compared to $188,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $17.1 million, or 23.5%, and $21.2 million, or 24.9%, compared with the second quarter of 1996, respectively. The average yields on commercial and residential mortgage loans increased 33 basis points, to 9.78%, and 12 basis points, to 7.39%, compared with the prior year's period, respectively.

     -- Interest Income: Investments. Total investment income decreased to $915,000 during the second quarter of 1997, compared to $1.0 million during the same period in 1996. The decrease in total investment income of $104,000, or 10.2%, was attributable to both a decrease in the average balance of investments of $2.8 million, or 4.0%, and to a decrease of 37 basis points, from 5.70% to 5.33%, in the average yield on investments. The reduction in the average yield on investments is due mainly to an increase in tax-free municipal bond investments.

     -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $423,000, or 18.9%, to $2.6 million for the three months ended June 30, 1997, from $2.2 million for the same period during 1996. This increase in the Bank's interest expense is primarily due to an increase in the average balance of interest-bearing liabilities of $31.2 million, or 15.0%, and to a lesser extent, an increase in the average cost of interest-bearing liabilities of 14 basis points, or 3.2%

     -- Provision for Loan Losses. The provision for loan losses was $91,000 for the quarter ended June 30, 1997, compared to $144,000 for the same period in 1996. Management frequently evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. See also discussion under "Asset Quality -- Allowance for Loan Losses."

     -- Fees and Other Income. Fees and other income were $1.1 million for the three month period ended June 30, 1997, compared to $973,000 for the same period in 1996. This increase was mainly due to an increase in trust and investment management fees of $104,000, or 12.2%, as assets under management grew from $628 million at June 30, 1996 to $823 million at June 30, 1997.

     -- Operating Expense. Total operating expense for the second quarter of 1997 increased to $2.9 million, compared to $2.3 million for the same period in 1996. This increase of $602,000, or 26.7%, in total operating expense was primarily attributable to the Company's continued growth in its asset and staffing levels. The number of full-time equivalent employees has increased 30.9%, balance sheet assets have increased 19.6% , and off-balance sheet assets under management have increased 31.1% from June 30, 1996 to June 30, 1997. Specifically, the following expenses increased: a) salary and benefits expense increased $445,000, or 35.2%, b) occupancy and equipment expense increased $56,000, or 27.6%, c) data processing expense increased $34,000, or 136.0%, d) amortization of goodwill and intangibles increased $14,000, or 17.5%, e) marketing expense increased $39,000, or 42.9%, and f) other operating expense increased $58,000, or 11.8%. These increases were partially offset by a decrease in legal expense of $50,000, or 51.5%.

     -- Income Tax Expense. The Company's effective tax rate for financial statement purposes was 27.5% during the second quarter of 1997, compared to 31.9% for the second quarter of 1996. This decrease is due to an increase in the amount of tax-free municipal bonds in the investment portfolio, as well as tax credits received from investment in a limited partnership formed to provide affordable housing to Boston residents.

STATEMENTS OF INCOME, SIX  MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------

     -- Net Income. The Company recorded net income of $1.2 million, or $.17 per share, for the six months ended June 30, 1997, compared to $1.1 million, or $.17 per share, for the same period in 1996. Increases in interest income and investment management fees were more than sufficient to offset increases in funding costs and operating expense.

     -- Net Interest Income. For the first half of 1997, net interest income was $5.3 million, an increase of $914,000, or 20.9%, over the same period in 1996. This increase was primarily attributable to higher loan balances. Average earning assets increased $43.5 million, or 18.5%, to $278.4 million, and average interest-bearing liabilities increased $34.4 million, or 16.8%, to $239.0 million, from the comparable period a year earlier.

     -- Interest Income: Loans. Income on commercial loans was $4.4 million for the six months ended June 30, 1997, compared to $3.4 million for the same period in 1996. Income from residential mortgage loans was $3.8 million, compared to $3.0 million, and home equity and other loan interest was $531,000, compared to $366,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $19.5 million, or 26.8%, and $21.5 million, or 26.6% compared with the first half of 1996, respectively. The average yield on commercial loans increased 15 basis points to 9.78% compared with the prior year's period, while the yield on residential mortgages remained approximately the same at 7.35%.

     -- Interest Income: Investments. Total investment income decreased to $1.8 million during the six months ended June 30, 1997, compared to $2.1 million during the first half of 1996. This decrease in total investment income of $270,000, or 13.0%, was primarily attributable to a decrease of $4.5 million, or 6.2%, in the average balance of investments, and a decrease of 83 basis points, or 7.2% in the average yield earned. The reduction in the average yield on investments is due mainly to an increase in tax-free municipal bond investments.


     -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $755,000, or 16.8%, to $5.2 million for the six months ended June 30, 1997, from $4.5 million for the same period in 1996. This increase in the Bank's interest expense is primarily due to an increase in the average balance of interest-bearing liabilities of $34.4 million, or 16.8%, between the two periods. The average cost of interest-bearing liabilities remained flat at 4.39%.

     -- Provision for Loan Losses. The provision for loan losses was $129,000 for the first half of 1997, compared to $211,000 for the same period in 1996. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.27% at June 30, 1997, compared to 1.25% at December 31, 1996. See also discussion under "Asset Quality -- Allowance for Loan Losses."

     -- Fees and Other Income. Total fees and other income were $2.2 million for the first six months of 1997, compared to $1.8 million for the same period in 1996. Trust and investment management fees accounted for substantially all of the increase in total fees and other income and increased $345,000, or 21.8%, as the result of continued growth in the Company's assets under management.

     -- Operating Expense. Total operating expense for the first half of 1997 increased to $5.6 million, compared to $4.4 million for the same period in 1996. This increase of $1.2 million, or 27.8%, in total operating expense was primarily attributable to the Company's continued growth in its asset and staffing levels. The number of full-time equivalent employees has increased 30.9%, balance sheet assets have increased 19.6%, and off-balance sheet assets under management have increased 31.1% from June 30, 1996 to June 30, 1997. Specifically, the following expenses increased: a) salary and benefits expense increased $752,000, or 28.6%, b) occupancy and equipment expense increased $79,000, or 19.7%, c) data processing expense increased $59,000, or 113.5%, d) amortization of goodwill and intangibles increased $27,000, or 16.8%, e) marketing expense increased $42,000, or 26.8.%, f) legal expense increased $20,000, or 13.7%, and g) other operating expense increased $241,000, or 27.3%.

     -- Income Tax Expense. The Company's effective tax rate for financial statement purposes was 27.9% during the first half of 1997, compared to 32.7% for the first half of 1996. This decrease is due to an increase in the amount of tax-free municipal bonds in the investment portfolio, as well as tax credits received from investment in a limited partnership formed to provide affordable housing to Boston residents.

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

     Notwithstanding the Court's dismissal of the principal underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties, and the Bank was named as a third-party defendant by another party defendant to the original case. The Bank continues to believe it has valid defenses to, and is vigorously defending, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $340,000, a portion of which is recoverable under an insurance policy. No further estimate of any loss can be made at this time.

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

     In September 1996, the Suffolk Superior Court entered an Order consolidating the two civil actions referred to above. The Wallaces filed an Amended Consolidated Complaint, on October 1, 1996, in which they reiterated their allegations made in Civil Action No. 96-0330-B and added another count against the three banks alleging that the banks aided and abetted Mr. Lappin in the breach of his fiduciary responsibilities by clearing instruments and accepting deposits without proper authorization.

     On October 29, 1996, the Bank answered the Wallace's Amended Consolidated Complaint denying all claims and allegations of wrongdoing against it, setting forth substantial defenses in connection with the matter and filing claims against Mr. Lappin for negligence and breach of duty, and seeking funds owed to it as a result of an overdraft and related costs.

     On July 9, 1997, the Suffolk Superior Court approved a motion for voluntary dismissal of all claims filed by the plaintiffs against the Bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

              At the Annual Meeting of Stockholders, held May 21, 1997, shareholders elected five Class III Directors to serve until 2000 and until their successors are duly elected and qualified, or until their earlier death, resignation, or removal, and adopted the Boston Private Bancorp, Inc. 1997 Long-Term Stock Incentive Plan.

              The vote for Class III Director nominees was:

                                                                          FOR                WITHHELD
                                                                       ---------             --------
                      Herbert S. Alexander                             4,113,371              35,900
                      Kate S. Flather                                  4,113,371              35,900
                      Lynn Thompson Hoffman                            4,113,371              35,900
                      Timothy L. Vaill                                 4,113,371              35,900
                      Charles O. Wood                                  4,113,371              35,900


              The vote for adoption of the Boston Private Bancorp, Inc. 1997 Long-Term Stock Incentive Plan was:

                 FOR            AGAINST           ABSTAIN            WITHHELD         BROKER NON-VOTES
              ---------         -------           -------            --------         ----------------
              4,036,369          62,537           115,047             133,637                 -


ITEM 5.  OTHER INFORMATION

              No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              No exhibits to report.

              No reports on Form 8-K were filed during the period ended June 30, 1997.

                          BOSTON PRIVATE BANCORP, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               BOSTON PRIVATE BANCORP, INC.
                                                               (Registrant)





August 7, 1997                                         /s/ Timothy L. Vaill
--------------        ----------------------------------------------------------
    (Date)                                                 Timothy L. Vaill
                                                              President and
                                                    Chief Executive Officer



August 7, 1997                                        /s/ Walter M. Pressey
--------------        ----------------------------------------------------------
    (Date)                                                Walter M. Pressey
                                                  Senior Vice President and
                                                    Chief Financial Officer