Form 10QSB
period 1997-09-30
BOSTON PRIVATE BANCORP INC
filed 1997-11-14
CIK 821127

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                 For quarterly period ended: SEPTEMBER 30, 1997
                                       OR
     / / Transition report under Section 13 or 15(d) of the Exchange Act
          For the transition period from ____________ to ____________


                           Commission File No: 0-17089


                          BOSTON PRIVATE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             COMMONWEALTH OF MASSACHUSETTS                   04-2976299
             (State or Other Jurisdiction                  (IRS Employer
           of Incorporation or Organization)             Identification No.)

                    TEN POST OFFICE SQUARE, BOSTON, MA 02109
                    (Address of Principal Executive Offices)

                                 (617) 912-1900
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)



    Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  (  X  )  No_____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1997:

          Common Stock - Par Value $1.00                10,637,275  shares
                     (class)                              (outstanding)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                            PAGE NUMBER

         Cover Page                                               1

         Index                                                    2

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Operations               4

              Consolidated Statements of Cash Flows               5

              Notes to Consolidated Financial Statements          6

Item 2   Management's Discussion and Analysis or
           Plan of Operations                                     7 - 11


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                        12

Item 2   Changes in Securities                                    13

Item 3   Default upon Senior Securities                           13

Item 4   Submission of Matters to a Vote of Security Holders      13

Item 5   Other Information                                        13

Item 6   Exhibits and Reports on Form 8-K                         13

         Signature Page                                           14

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1997             1996
                                                                             -------------     ------------
                                                                                     (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                        $   8,050        $   7,646
Federal funds sold                                                                 1,250            6,950
Investment securities available for sale (amortized cost of $32,368 and           32,385           26,637
   $26,738 at September 30, 1997 and December 31, 1996, respectively)
Investment securities held to maturity (market value of $7,635 and
   $6,384 at September 30, 1997 and December 31, 1996, respectively)               7,782            6,387
Mortgage-backed securities held to maturity (market value of $20,023 and
   $25,258 at September 30, 1997 and December 31, 1996, respectively)             19,817           25,289
Loans receivable:
   Commercial                                                                    107,130           97,740
   Residential mortgage                                                          120,234           96,578
   Home equity                                                                    14,733           11,481
   Other                                                                             396              308
                                                                               ---------        ---------
      Total loans                                                                242,493          206,107
   Less: Allowance for loan losses                                                (3,084)          (2,566)
                                                                               ---------        ---------
      Net loans                                                                  239,409          203,541

Stock in Federal Home Loan Bank of Boston                                          3,317            3,317
Other real estate owned                                                               85               85
Premises and equipment, net                                                        2,320            1,437
Goodwill and intangible assets, net                                                3,827            4,068
Accrued interest receivable                                                        2,148            1,745
Other assets                                                                       2,695            1,804
                                                                               ---------        ---------

      Total assets                                                             $ 323,085        $ 288,906
                                                                               =========        =========

LIABILITIES:
Deposits                                                                       $ 236,100        $ 209,302
Securities sold under agreements to repurchase                                     6,879            8,126
Federal funds purchased                                                            2,000               --
FHLB borrowings                                                                   50,330           45,533
Payable due to acquisition                                                            --            1,035
Accrued interest payable                                                             439              348
Other liabilities                                                                  1,883            1,626
                                                                               ---------        ---------
      Total liabilities                                                          297,631          265,970
                                                                               ---------        ---------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share;
   shares authorized: 18,000,000;
   shares issued:  6,718,608 in 1997 and 6,592,496 in 1996                         6,719            6,592
Additional paid-in capital                                                        15,023           14,709
Retained earnings                                                                  3,701            1,699
Unrealized gain (loss) on securities available for sale, net                          11              (64)
                                                                               ---------        ---------
      Total stockholders' equity                                                  25,454           22,936
                                                                               ---------        ---------
      Total liabilities and stockholders' equity                               $ 323,085        $ 288,906
                                                                               =========        =========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                        --------------------------    --------------------------
                                                            1997          1996           1997            1996
                                                        -----------    -----------    -----------    -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
   Commercial loans                                     $     2,465    $     1,976    $     6,882    $     5,403
   Residential mortgage loans                                 2,140          1,648          5,902          4,625
   Home equity and other loans                                  295            209            827            575
   Investment securities                                        492            405          1,328          1,389
   Mortgage-backed securities                                   329            431          1,049          1,350
   FHLB stock dividends                                          54             54            160            159
   Federal funds sold                                            14             14            118             58
   Deposits in banks                                             29             21             75             53
                                                        -----------    -----------    -----------    -----------
      Total interest and dividend income                      5,818          4,758         16,341         13,612
                                                        -----------    -----------    -----------    -----------
Interest expense:
   NOW                                                           58             53            176            156
   Savings                                                       27             31             84             96
   Money market                                                 932            718          2,545          2,161
   Certificates of deposit                                      940            812          2,697          2,235
   Federal funds purchased                                      173             56            267            125
   Securities sold under agreements to repurchase                64             88            256            248
   FHLB borrowings                                              679            616          2,079          1,802
   Payable due to acquisition                                     3             13             16             53
                                                        -----------    -----------    -----------    -----------
      Total interest expense                                  2,876          2,387          8,120          6,876
                                                        -----------    -----------    -----------    -----------
   Net interest income                                        2,942          2,371          8,221          6,736
Provision for loan losses                                       130            212            259            423
                                                        -----------    -----------    -----------    -----------
   Net interest income after provision for
      loan losses                                             2,812          2,159          7,962          6,313
                                                        -----------    -----------    -----------    -----------
Fees and other income:
   Investment management and trust                            1,117            801          3,045          2,384
   Deposit account service charges                               67             40            160            121
   Gain (loss) on sale of loans                                  15             22             43             88
   Gain (loss) on sale of investment securities                  --              2             --              8
   Gain (loss) on sale of mortgage-backed securities             --             --             --             (2)
   Other                                                         47             65            177            173
                                                        -----------    -----------    -----------    -----------
      Total fees and other income                             1,246            930          3,425          2,772
                                                        -----------    -----------    -----------    -----------
Operating expense:
   Salaries and employee benefits                             1,897          1,334          5,275          3,960
   Occupancy                                                    193            110            474            340
   Equipment                                                    110             88            308            259
   Data processing                                               59             31            170             84
   FDIC insurance premiums                                        6              1             19              1
   Legal                                                         45             55            212            201
   Marketing                                                     53             87            252            244
   Amortization of goodwill and intangibles                      94             80            283            242
   Other                                                        449            422          1,572          1,306
                                                        -----------    -----------    -----------    -----------
      Total operating expense                                 2,906          2,208          8,565          6,637
                                                        -----------    -----------    -----------    -----------

   Income before income taxes                                 1,152            881          2,822          2,448
Income tax expense                                              354            299            820            811
                                                        -----------    -----------    -----------    -----------
   Net income                                           $       798            582    $     2,002    $     1,637
                                                        ===========    ===========    ===========    ===========

Net income per share                                    $      0.11    $      0.10    $      0.28    $      0.27
                                                        ===========    ===========    ===========    ===========
Weighted average common and common
   equivalent shares outstanding                          7,077,180      6,107,200      7,056,981      6,088,763
                                                        ===========    ===========    ===========    ===========

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 ---------------------
                                                                                   1997         1996
                                                                                 --------     --------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                    $  2,002     $  1,637
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                   600          456
      (Gain) loss on sale of securities                                                --           (6)
      (Gain) loss on sale of loans                                                    (43)         (88)
      Provision for loan losses                                                       259          423
      Loans originated for sale                                                    (4,972)     (10,342)
      Proceeds from sale of loans                                                   5,015       10,430
      (Increase) decrease in:
         Accrued interest receivable                                                 (403)          21
         Deferred income tax asset, net                                               (32)          --
         Other assets                                                                (891)        (383)
      Increase (decrease) in:
         Accrued interest payable                                                      91          (50)
         Other liabilities                                                            257         (153)
                                                                                 --------     --------
            Net cash provided (used) by operating activities                        1,883        1,945
                                                                                 --------     --------

Cash flows from investing activities:
   Net decrease (increase) in fed funds sold                                        5,700       (3,125)
   Investment securities available for sale:
      Purchases                                                                   (10,183)     (23,144)
      Sales                                                                           130       11,602
      Maturities                                                                    4,317       13,300
   Investment securities held to maturity:
      Purchases                                                                    (5,226)      (2,934)
      Maturities                                                                    4,000        5,775
   Mortgage-backed securities available for sale:
      Sales                                                                            --          117
   Mortgage-backed securities held to maturity:
      Principal payments                                                            5,291        4,891
   Net decrease (increase) in loans                                               (36,303)     (33,886)
   Recoveries on loans previously charged off                                         281           62
   Proceeds from sale of OREO                                                          --          160
   Capital expenditures                                                            (1,223)        (164)
                                                                                 --------     --------
            Net cash provided (used) by investing activities                      (33,216)     (27,346)
                                                                                 --------     --------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                             26,798       16,640
   Net increase (decrease) in federal funds purchased                               2,000           --
   Net increase (decrease) in repurchase agreements                                (1,247)       3,548
   FHLB borrowings:
      Proceeds                                                                     36,120       56,100
      Repayments                                                                  (31,323)     (50,821)
   Net increase (decrease) in payable due to acquisition                           (1,051)      (1,048)
   Proceeds from issuance of common stock                                             440          411
                                                                                 --------     --------
            Net cash provided (used) by financing activities                       31,737       24,830
                                                                                 --------     --------

   Net increase (decrease) in cash and due from banks                                 404         (571)
   Cash and due from banks at beginning of year                                     7,646        8,695
                                                                                 --------     --------
   Cash and due from banks at end of period                                      $  8,050     $  8,124
                                                                                 ========     ========

Supplementary Disclosures:
   Cash paid during the period for interest                                      $  8,013     $  6,881
   Cash paid during the period for income taxes                                       896          870
   Increase (decrease) in unrealized gain (loss) on securities
     available for sale, net of estimated income taxes                                76         (252)

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of Presentation

   The consolidated financial statements include the accounts of Boston Private Bancorp, Inc. (the "Company") and its wholly-owned direct and indirect subsidiaries, Boston Private Bank & Trust Company (the "Bank"), Boston Private Investment Management, Inc., Boston Private Asset Management Corporation, and BPB Securities Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

   Boston Private Bancorp, Inc., (the "Company"), is a holding company which owns all of the issued and outstanding shares of capital stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company. The Company's other subsidiaries include Boston Private Investment Management, Inc., Boston Private Asset Management Corporation and BPB Securities Corporation, which are principally engaged in providing investment management and related services. Of the 18,000,000 authorized shares of Common Stock, $1.00 par value per share, of the Company, 6,718,608 shares were issued and outstanding at September 30, 1997.

   The Company pursues an investment management and "private banking" mission and is principally engaged in providing banking, investment and fiduciary products to successful individuals, families and businesses as well as to foundations and institutional clients. The Company offers a full range of banking and investment management services to its domestic and international clientele. The Bank's deposit services include checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans and credit card services. In addition, the Company, through its Bank and other subsidiaries, provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

   On October 31, 1997, the Company's subsidiary, Boston Private Investment Management, Inc. acquired Westfield Capital Management Company, Inc. ("Westfield"), an investment management firm with approximately $1.4 billion of assets under management in exchange for 3,918,367 newly issued shares of Boston Private Bancorp, Inc. Common Stock. This transaction will be accounted for as a pooling of interests. One-time costs and closing adjustments, net of taxes, were approximately $600,000 and will be recognized as operating expense in the fourth quarter of 1997, adversely affecting the Company's earnings. Westfield will continue to operate as a separate subsidiary of the Company under its own name and at its current location in Boston.

   On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $3.5 million was paid in cash and the balance was paid with 333,613 shares of the Company's Common Stock. The acquisition was accounted for as a purchase.

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

   Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At September 30, 1997, cash, federal funds sold and securities available for sale amounted to $41.7 million, or 12.9% of total assets. This compares to $41.2 million, or 14.3% of total assets at December 31, 1996. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

   The Company maintains minimal liquidity because substantially all of its assets consist of the Common Stock of the Bank. Historically, the Company's primary potential sources of funds were dividends from the Bank, issuance of additional Common Stock of the Company, and borrowings. The addition of Westfield presents an additional source of funds for liquidity or reinvestment in the businesses of the Company.

   -- Capital Resources. Total stockholders' equity of the Company at September 30, 1997 was $25.5 million, compared to $22.9 million at December 31, 1996. This increase was principally the result of the Company's net income for the nine month period ended September 30, 1997 of $2.0 million, the exercise of stock options, and the change in the unrealized loss on securities available for sale, net of estimated income tax benefit. In December 1996, the Company received $3.4 million of additional equity capital from a private placement of Common Stock. Substantially all of the proceeds were subsequently invested in the Bank.

   The Bank is subject to a number of regulatory capital measures. At September 30, 1997, the Bank's Tier I leverage capital ratio stood at 6.90%, compared to 6.59% at December 31, 1996. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 11.10% and a Total risk adjusted capital ratio of 12.38% at September 30, 1997. This compares to a Tier I risk adjusted capital ratio of 10.92% and a Total risk adjusted capital ratio of 12.17% at December 31, 1996. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank is therefore considered to be "well capitalized."


BALANCE SHEETS

   -- Total Assets. Total assets increased $34.2 million, or 11.8%, from $288.9 million at December 31, 1996 to $323.1 million at September 30, 1997. The increase was due largely to increases in residential mortgage, home equity, and commercial loans and was funded by increases in deposits, and to a lesser extent, borrowings.

   -- Loans. Net loans were $239.4 million, or 74.1% of total assets at September 30, 1997, compared to $203.5 million, or 70.5% of total assets at December 31, 1996. Residential mortgage loans increased $23.7 million, or 24.5%, commercial loans increased $9.4 million, or 9.6%, and home equity and other loans increased $3.3 million, or 28.3%. The Company continues its efforts to identify quality lending opportunities within its target market.

   -- Investments. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) aggregated $72.6 million, or 22.5% of total assets, at September 30, 1997, compared to $76.2 million, or 26.4% of total assets, at December 31, 1996. Of the total investment portfolio at September 30, 1997, $32.4 million were securities identified as available for sale. The available for sale portfolio carried a total of $17,000 in net unrealized gains at September 30, 1997 as compared to $101,000 in net unrealized losses at December 31, 1996.

   -- Deposits and Borrowings. Total deposits increased $26.8 million, or 12.8%, to $236.1 million, or 73.1% of total assets at September 30, 1997 from $209.3 million, or 72.4% of total assets at December 31, 1996. This increase was primarily attributable to higher balances in money market accounts, NOW accounts, and certificates of deposit. Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, and FHLB of Boston borrowings) increased $5.5 million, or 10.3%, during the first nine months of 1997. The Bank increased the level of borrowings in order to help fund new loan originations. Management will take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Bank intends to fund its growth with core deposits.

ASSET QUALITY

   -- Non-Performing Assets. The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                                    SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                    ------------------   -----------------
                                                                           (DOLLARS IN THOUSANDS)

    Loans accounted for on a nonaccrual basis                              $  977               $  976
    Loans past due 90 days or more, but still accruing                        168                   --
                                                                           ------               ------
    Total non-performing loans                                              1,145                  976
    Other real estate owned                                                    85                   85
                                                                           ======               ======
    Total non-performing assets                                            $1,230               $1,061
                                                                           ======               ======

    Delinquent loans 30-89 days past due                                   $  805               $3,066
                                                                           ======               ======

    Non-performing loans as a percent of total loans                          .47%                 .47%
    Non-performing assets as a percent of total assets                        .38%                 .37%
    Delinquent loans 30-89 days past due as a percent of gross loans          .33%                1.49%

   At September 30, 1997, the Company had non-performing assets of $1.2 million, which represented 0.38% of total assets. The Company's non-performing assets consisted of credit card balances over 90 days past due and still accruing interest with an aggregate principal balance of $17,000, commercial loans over 90 days past due and still accruing interest with an aggregate principal balance of $151,000, nonaccruing loans with an aggregate principal balance of $977,000 and one OREO property with a carrying value of $85,000.

   Non-performing assets increased $169,000, or 15.9%, from $1.1 million at December 31, 1996, to $1.2 million at September 30, 1997. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due. See "Allowance for Loan Losses."

   -- Delinquencies. At September 30, 1997, loans with an aggregate balance of $805,000 were 30 to 89 days past due, a decrease of $2.3 million, or 73.7%, from $3.1 million reported at December 31, 1996.

   -- Allowance for Loan Losses. During the first nine months of 1997, the Company made provisions to the allowance for loan losses totaling $259,000 and had $260,000 in recoveries net of charge-offs, bringing the balance in the allowance to $3.1 million, compared to $2.6 million at December 31, 1996. The allowance for loan losses expressed as a percentage of total loans was 1.27% as of September 30, 1997, compared to 1.25% at December 31, 1996, and was 269.4% of non-performing loans at September 30, 1997, compared to 262.9% at December 31, 1996.

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

    As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and changes in economic conditions, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of September 30, 1997 is adequate based upon the information currently available.

STATEMENTS OF INCOME, THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   -- Net Income. The Company recorded net income of $798,000, or $0.11 per share, for the three months ended September 30, 1997, compared to $582,000, or $.10 per share, for the same period in 1996. Revenues generated by significant increases in investment management and loan volumes were more than sufficient to offset increases in funding costs and operating expense.

   -- Net Interest Income. For the quarter ended September 30, 1997, net interest income was $2.9 million, an increase of $571,000 or 24.1%, over the same period in 1996. This increase was primarily attributable to an increase in the average balance of earning assets, which was $51.4 million, or 20.9%, higher than during the comparable period a year earlier. This increase in average earning assets was mainly funded by an increase in average interest-bearing liabilities of $39.0 million, or 18.3%.

   -- Interest Income: Loans. Income on commercial loans was $2.5 million for the three months ended September 30, 1997, compared to $2.0 million for the same period in 1996. Income from residential mortgage loans was $2.1 million, compared to $1.6 million, and home equity and other loan interest was $295,000, compared to $209,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $21.0 million, or 26.0%, and $24.5 million, or 27.1%, compared with the third quarter of 1996, respectively. The average yield on commercial loans decreased 9 basis points, to 9.69%, and the average yield on mortgage loans increased 15 basis points, to 7.45%, compared with the prior year's period.

   -- Interest Income: Investments. Total investment income decreased to $918,000 during the third quarter of 1997, compared to $925,000 during the same period in 1996. The decrease in total investment income of $7,000 or 0.1%, was attributable to a decrease of 23 basis points, from 5.79% to 5.56%, in the average yield on investments, partially offset by an increase in the average balance of investments of $2.1 million, or 3.3%. The reduction in the average yield on investments is due mainly to an increase in lower yielding, but tax-free, municipal bond investments.

   -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $489,000 or 20.5%, to $2.9 million for the three months ended September 30, 1997, from $2.4 million for the same period during 1996. This increase in the Bank's interest expense is primarily due to an increase in the average balance of interest-bearing liabilities of $39.0 million, or 18.3%, and to a lesser extent, an increase in the average cost of interest-bearing liabilities of 8 basis points, or 1.8%.

   -- Provision for Loan Losses. The provision for loan losses was $130,000 for the quarter ended September 30, 1997, compared to $212,000 for the same period in 1996. Management periodically evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. The Company's ratio of loan loss allowance to total loans was 1.27% at September 30, 1997, compared to 1.25% at December 31, 1996. See also discussion under "Asset Quality -- Allowance for Loan Losses."

   -- Fees and Other Income. Fees and other income were $1.2 million for the three month period ended September 30, 1997, compared to $930,000 for the same period in 1996. This increase was mainly due to an increase in investment management and trust fees of $316,000, or 39.5%, as assets under management grew from $661 million at September 30, 1996 to $885 million at September 30, 1997.

   -- Operating Expense. Total operating expense for the third quarter of 1997 increased to $2.9 million, compared to $2.2 million for the same period in 1996. This increase of $698,000, or 31.6%, in total operating expense was primarily attributable to the Company's continued growth in its asset and staffing levels. The number of full-time equivalent employees has increased 29.6%, balance sheet assets have increased 11.8% , and off-balance sheet assets under management have increased 33.9% from September 30, 1996 to September 30, 1997. Specifically, the following expenses increased: a) salary and benefits expense increased $563,000, or 42.2%, b) occupancy and equipment expense increased $105,000, or 53.0%, c) data processing expense increased $28,000, or 90.3%, and d) other operating expense increased $27,000, or 6.4%. These increases were partially offset by a decrease in legal expense of $10,000, or 18.2%, and a decrease in marketing expense of $34,000, or 39.1%.

   -- Income Tax Expense. The Company's effective tax rate for financial statement purposes was 30.7% during the third quarter of 1997, compared to 33.9% for the same period in 1996. This decrease is due to an increase in the amount of tax-free municipal bonds in the investment portfolio, as well as tax credits received from investment in a limited partnership formed to provide affordable housing to Boston residents.

STATEMENTS OF INCOME, NINE  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   -- Net Income. The Company recorded net income of $2.0 million, or $0.28 per share, for the nine months ended September 30, 1997, compared to $1.6 million, or $0.27 per share, for the same period in 1996. Increases in interest income and investment management fees were more than sufficient to offset increases in funding costs and operating expense.

   -- Net Interest Income. For the nine months ended September 30, 1997, net interest income was $8.2 million, an increase of $1.5 million, or 22.0%, over the same period in 1996. This increase was primarily attributable to higher loan balances. Average earning assets increased $58.3 million, or 24.5%, to $296.7 million, and average interest-bearing liabilities increased $44.8 million, or 21.6%, to $252.3 million, from the comparable period a year earlier.

   --Interest Income: Loans. Income on commercial loans was $6.9 million for the nine months ended September 30, 1997, compared to $5.4 million for the same period in 1996. Income from residential mortgage loans was $5.9 million, compared to $4.6 million, and home equity and other loan interest was $827,000, compared to $575,000, for the same periods, respectively. The average balances of commercial and residential mortgage loans increased $20.0 million, or 26.5%, and $22.5 million, or 26.8%, compared with the first nine months of 1996, respectively. The average yield on commercial loans increased 7 basis points to 9.62% compared with the prior year's period, and the yield on residential mortgages also increased 4 basis points to 7.38%.

   --Interest Income: Investments. Total investment income decreased $279,000, or 9.3%, to $2.7 million during the nine months ended September 30, 1997, compared to $3.0 million during the same period in 1996. This decrease in total investment income was primarily attributable to a decrease of $2.2 million, or 3.3%, in the average balance of investments, and a decrease of 36 basis points, or 6.2% in the average yield earned. The reduction in the average yield on investments is due mainly to an increase in lower yielding, but tax-free, municipal bond investments.

   -- Interest Expense: Deposits and Borrowings. Interest paid on deposits and borrowings increased $1.2 million, or 18.1%, to $8.1 million for the nine months ended September 30, 1997, from $6.9 million for the same period in 1996. This increase in the Bank's interest expense is due to an increase in the average balance of interest-bearing liabilities of $44.8 million, or 21.6%, partially offset by a decrease in the average cost of interest-bearing liabilities of 13 basis points, or 2.9%.

   -- Provision for Loan Losses. The provision for loan losses was $259,000 for the first nine months of 1997, compared to $423,000 for the same period in 1996. Management periodically evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.27% at September 30, 1997, compared to 1.25% at December 31, 1996. See also discussion under "Asset Quality -- Allowance for Loan Losses."

   -- Fees and Other Income. Total fees and other income were $3.4 million for the first nine months of 1997, compared to $2.8 million for the same period in 1996. Investment management and trust fees, which increased $661,000, or 27.7%, accounted for substantially all of the increase in total fees and other income as the result of continued growth in the Company's assets under management.

   -- Operating Expense. Total operating expense for the first nine months of 1997 increased to $8.6 million, compared to $6.6 million for the same period in 1996. This increase of $1.9 million, or 29.0%, in total operating expense was primarily attributable to the Company's continued growth in its asset and staffing levels. Specifically, the following expenses increased: a) salary and benefits expense increased $1.3 million, or 33.2%, b) occupancy and equipment expense increased $183,000, or 30.6%, c) data processing expense increased $86,000, or 102.4%, d) marketing expense increased $8,000, or 3.3%, e) legal expense increased $11,000, or 5.5%, and f) other operating expense increased $307,000, or 19.8%.

   -- Income Tax Expense. The Company's effective tax rate for financial statement purposes was 29.1% during the first nine months of 1997, compared to 33.1% for the same period in 1996. This decrease is due to an increase in the amount of tax-free municipal bonds in the investment portfolio, as well as tax credits received from investment in a limited partnership formed to provide affordable housing to Boston residents.

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

   Notwithstanding the Court's dismissal of the underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties. The Bank continues to believe it has valid defenses to, and will vigorously defend, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $91,000, net of recoveries under an insurance policy. No further estimate of any loss can be made at this time.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            The Company filed a current report on Form 8K on August 20, 1997, reporting "Item 5 - Other Events" regarding the execution on August 13, 1997 of a definitive agreement to acquire Westfield Capital Management Capital Inc.

                          BOSTON PRIVATE BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               BOSTON PRIVATE BANCORP, INC.
                                                               (Registrant)





November 7, 1997                                       /s/ Timothy L. Vaill
----------------                        -----------------------------------
                                                           Timothy L. Vaill
                                                              President and
                                                    Chief Executive Officer



November 7, 1997                                      /s/ Walter M. Pressey
----------------                        -----------------------------------
                                                          Walter M. Pressey
                                                  Senior Vice President and
                                                    Chief Financial Officer