Form 10KSB
period 1997-12-31
BOSTON PRIVATE BANCORP INC
filed 1998-02-27
CIK 821127

    As filed with the Securities and Exchange Commission on February 27, 1998
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from _______ to _______.


                         Commission File Number: 0-17089

                          BOSTON PRIVATE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                   04-2976299
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

TEN POST OFFICE SQUARE
BOSTON, MASSACHUSETTS                                            02109
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 912-1900
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          For fiscal year ended December 31, 1997, the registrant's revenues were $25,178,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on the Nasdaq Smallcap Market on February 23, 1998, was $51,710,610.

     10,682,900 shares of the registrant's common stock were outstanding on February 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the Company's 1998 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of part III.


================================================================================

                                TABLE OF CONTENTS

PART I
------

ITEM 1        DESCRIPTION OF BUSINESS                                          2

ITEM 2        DESCRIPTION OF PROPERTY                                         14

ITEM 3        LEGAL PROCEEDINGS                                               15

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15



PART II
-------

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        16

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             18

ITEM 7        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     29

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                             57


PART III
--------

The information called for by Items 9-12 of Part III of Form 10-KSB is incorporated herein by reference to the Company's Definitive Proxy
Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13       EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                        57

SIGNATURES                                                                    59

                                     PART I
                                     ------

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward-looking statements.

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

     On October 31, 1997, the Company acquired Westfield Capital Management Company Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests". Accordingly, the current and prior period results of operations of the Company have been restated to reflect the results of operations on a consolidated basis.

     On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In each of January and July 1996 and 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition.

     The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank and Westfield. The Company's and the Bank's principal office is located at Ten Post Office Square, Boston, Massachusetts, and Westfield is located at One Financial Center, Boston, Massachusetts.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts. In December 1996, the Company received $3.4 million of additional equity capital from a Common Stock Offering, all of which was subsequently invested in the Bank.

     Westfield is an investment management firm serving the investment needs of high net worth individuals and institutions with endowments, pensions and profit-sharing or 401(k) plans. The investment management team seeks out opportunities to purchase growth equities at a reasonable price by applying fundamental research techniques combined with an evaluation of a proprietary data base of securities to identify prospective investments which have broad market opportunities, accelerating earnings growth, low financial leverage and sufficient cash flow. They often visit companies to interview management of prospective investments, seeking to find those situations where there is a diversity of current investment opinion and where fundamental research can identify company specific events that create a competitive edge. After making an investment, Westfield monitors performance against a systematic set of sell disciplines including: downside price limits, an alteration of the investment case, changes in relative price momentum, valuation relative to its peer group and attractiveness versus alternative investments. Westfield primarily manages individually invested accounts and also acts as managing general partner for two limited partnerships, one of which invests primarily in technology stocks, and the other of which invests primarily in small capitalization equities.

     The Company's operating results depend primarily on the operating results of the Bank and Westfield. The net income of the Bank depends primarily on the difference between interest income and its cost of money, or "net interest income", and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also earns fees and other income from its lending and cash management services, and the Company generates a significant amount of fees from providing investment management and trust services to its clients through both the Bank and Westfield. Fee income from investment management and trust services is not directly dependent on market interest rates and provides the Company a steady source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management, and therefore can be significantly affected by changes in the values of equities and bonds, and by the investment performance of the Bank and Westfield.


INVESTMENT MANAGEMENT AND TRUST ADMINISTRATION

     The Company provides a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciary, the Company also provides trust services to both individuals and institutions. For the year ended December 31, 1997, the asset management business accounted for 95.8% of the Company's total fees and other income and 52.4% of the Company's total revenues, which is defined as net interest income plus fees and other income.

     At December 31, 1997, the Company had approximately $2.2 billion in assets under management. Of this total, $2.1 billion was in investment advisory accounts, $50.3 million was invested and administered under trust arrangements, and $30.4 million was in custody or safekeeping.


LENDING ACTIVITIES

     General. The Company specializes in lending to individuals and small businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Company to individuals include residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment and vacation properties, letters of credit and overdraft protection. Loans made by the Company to businesses include commercial mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. Commercial loans over $100,000, with the exception of cash collateralized loans, are required to be reviewed by the Credit Committee, consisting of members of the Bank's senior management. Commercial loans over $750,000 and residential mortgage loans over $1 million are required to be reviewed by the Loan Committee, which includes three outside Directors of the Bank.

     At December 31, 1997, the Company had loans outstanding of $276.8 million, which represented approximately 75% of the Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity, and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 1997, approximately 80.3% of the Company's outstanding loans had interest rates that were either floating or adjustable in nature. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Liability Management." At December 31, 1997, approximately 98.9% of the Company's outstanding loans were secured and approximately 80.2% were secured in whole or in part by real estate. Within the commercial loan portfolio, $81.1 million or 60.2% of the portfolio was secured in whole or in part by real estate.

     At December 31, 1997, the Bank's statutory lending limit to any single borrower was approximately $4.9 million, subject to certain exceptions provided under applicable law. At December 31, 1997, the Bank had no outstanding lending relationships in excess of the legal lending limit. The Bank also has a policy of extending only secured loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 1997, the aggregate principal amount of all loans to Directors and related entities (including commitments under lines of credit) was $1.5 million.

Loan Portfolio Composition and Maturity. The following table sets forth the loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

                                                                 DECEMBER 31,
                        ---------------------------------------------------------------------------------------------
                              1997               1996               1995               1994               1993
                        ----------------   ----------------    ----------------   ----------------   ----------------
                        AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                        ------   -------   ------   -------    ------   -------   ------   -------   ------   -------
                                                      (DOLLARS IN THOUSANDS)

Commercial             $134,685    48.7%  $ 97,740    47.4%   $72,729    46.8%   $50,527    45.4%   $35,113     46.4%
Residential mortgage    124,865    45.1     96,578    46.9     74,447    48.0     54,373    48.9     34,909     46.1
Home equity              16,969     6.1     11,481     5.6      7,783     5.0      6,045     5.4      5,421      7.2
Other                       306      .1        308      .1        297      .2        281      .3        234       .3
                       --------   -----   --------   -----   --------   -----   --------   -----    -------    -----
                        276,825   100.0%   206,107   100.0%   155,256   100.0%   111,226   100.0%    75,677    100.0%
Allowance for loan
losses                   (3,645)            (2,566)            (1,942)            (1,232)            (1,006)
                       --------           --------           --------           --------            -------
Net loans              $273,180           $203,541           $153,314           $109,994            $74,671
                       ========           ========           ========           ========            =======


     The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 1997. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                     RESIDENTIAL     HOME
                                         COMMERCIAL    MORTGAGE     EQUITY    OTHER      TOTAL
                                         ----------  -----------    ------    -----      -----
                                                             (IN THOUSANDS)
Amounts due:

    One year or less                      $ 44,713     $    162     $   153    $306    $ 45,334
    After one year through five years       71,347          248         224      --      71,819
    Beyond five years                       18,625      124,455      16,592      --     159,672
                                          -----------------------------------------------------
       Total                              $134,685     $124,865     $16,969    $306    $276,825
                                          =====================================================


Interest rate terms on amounts due
  after one year:
    Fixed                                 $ 37,995     $ 14,650     $    --    $ --    $ 52,645
    Adjustable                              51,977      110,053      16,816      --     178,846
                                          -----------------------------------------------------
       Total                              $ 89,972     $124,703     $16,816    $ --    $231,491
                                          =====================================================


     Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially lower than current market rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Company will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Company are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. At December 31, 1997, $447,000 of loans scheduled to mature within one year were non-performing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

     Commercial Loans. Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit, and term loans.

     At December 31, 1997, the Bank had outstanding commercial loans totaling $134.7 million, which represented 48.7% of total loans and 36.5% of total assets. Commercial loans, consisting primarily of loans to businesses, increased $36.9 million, or 37.8%, during the year ended December 31, 1997, compared to an increase of $25.0 million, or 34.4%, during the year ended December 31, 1996. The growth in 1997 and 1996 reflects both an increase in market demand and initiatives by the Company to increase market share. Of the Bank's total commercial loan portfolio, $44.7 million or 33.2% is due within one year and $90.0 million or 66.8% is due after one year. Loans are typically priced on a floating rate basis or at a margin over the Bank's base rate. Floating rate loans accounted for 70.6% of the Bank's commercial loan portfolio as of December 31, 1997. The average balance of the Bank's outstanding commercial loans was approximately $300,000 at year end 1997.

     The Bank has an independent loan review process under which all loan originations are reviewed for adherence to internal policies and underwriting guidelines. The Bank also reviews a large percentage of outstanding commercial loans at least annually. Such credit reviews are first performed by the loan review function and, if necessary, are presented to the Credit Committee with further review in certain situations by the Loan Committee. In addition, the Loan Committee reviews loans on the Bank's internal "watch list" and classified loan report on a monthly basis. Each of these loans is required to have an action plan which is developed by the lending officer in charge of the credit.

     Residential Mortgage and Home Equity Loans. At December 31, 1997, the Bank had outstanding residential mortgage loans and home equity loans of $124.9 million and $16.9 million, respectively, together representing 51.2% of the Bank's total loan portfolio. Residential mortgage loans and home equity loans increased $33.8 million, or 23.8%, during the year ended December 31, 1997, and increased $25.8 million, or 31.4%, during 1996. The increases in both 1997 and 1996 were primarily due to the relatively low level of adjustable mortgage loan interest rates, as well as promotional activities designed specifically to increase the Bank's volume of mortgage loan originations. While the Bank has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $214,000 at December 31, 1997. The average balance of the Bank's outstanding residential mortgage loans was approximately $270,000 at year end 1997.

     In 1997, the Bank sold $8.4 million of residential mortgage loans on a non-recourse basis without retaining servicing. The Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells fixed rate mortgage loans to outside investors. At December 31, 1997, $110.1 million, or 88.2%, of loans in the Bank's residential mortgage portfolio were ARM's.

     Other Loans. Other loans consist of balances outstanding on credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 1997, aggregate outstanding balances were $306,000 compared to $308,000 at December 31, 1996. Other loans decreased $2,000, or 0.6%, during the year ended December 31, 1997, and increased $11,000, or 3.7%, during 1996. The balance of other loans is primarily dependent on client demand.

     Allowance for Loan Loss Activity. The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                                             YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                           1997         1996        1995        1994         1993
                                                         --------     --------    --------     -------      -------
                                                                                (DOLLARS IN THOUSANDS)

Average loans outstanding                                $224,670     $175,332    $131,928     $95,400      $64,371
                                                         ========     ========    ========     =======      =======


Allowance for loan losses, beginning of period           $  2,566     $  1,942    $  1,232     $ 1,006      $   812

Charged-off loans:
   Commercial                                                  40            6          54         166          314
   Residential Mortgage                                        --           52           3          64           --
   Home Equity                                                 --            8          --          --           --
   Other                                                       --            0           4          --           --
                                                         --------     --------    --------     -------      -------
       Total charged-off loans                                 40           66          61         230          314
                                                         --------     --------    --------     -------      -------

Recoveries on loans previously charged-off:
   Commercial                                                 308           71         153         101          235
   Residential Mortgage                                         1           --          --          --           --
   Home Equity                                                 --           --          --          --           --
   Other                                                       --           --          --          --           --
                                                         --------     --------    --------     -------      -------
       Total recoveries                                       309           71         153         101          235
                                                         --------     --------    --------     -------      -------

Net loans charged-off (recovered)                            (269)          (5)        (92)        129           79
Provision for loan losses                                     810          619         618         355          273
                                                         --------     --------    --------     -------      -------
Allowance for loan losses, end of period                 $  3,645     $  2,566    $  1,942     $ 1,232      $ 1,006
                                                         ========     ========    ========     =======      =======

Net loans charged-off (recovered) to average loans           (.12)%       (.01)%      (.07)%       .14%         .12%
Allowance for loan losses to ending gross loans              1.32 %       1.25 %      1.25 %      1.11%        1.33%
Allowance for loan losses to non-performing loans          487.95 %     262.91 %    304.87 %    247.39%       92.21%
Net loans charged-off (recovered) to allowance for
    loan losses                                             (7.38)%      (0.19)%     (4.74)%     10.47%        7.85%
Recoveries to charge-offs                                  772.50 %     107.58 %    250.82 %     43.91%       74.84%



     The following table represents the allocation of the Bank's allowance for loan losses and the percent of loans in each category to total loans for the periods ending as indicated:


                                                                 DECEMBER 31,
                        ---------------------------------------------------------------------------------------------
                              1997               1996               1995               1994               1993
                        ----------------   ----------------    ----------------   ----------------   ----------------
                        AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                        ------   -------   ------   -------    ------   -------   ------   -------   ------   -------
                                                      (DOLLARS IN THOUSANDS)
Loan category:
  Commercial             $3,143    86.2%    $2,296    47.4%    $1,686    46.8%    $1,062    45.4%    $  841     46.4%

  Residential mortgage      312     8.6        241    46.9        237    48.0        154    48.9        150     46.1
  Home equity and other     190     5.2         29     5.7         19     5.2         16     5.7         15      7.5

                       --------   -----   --------   -----   --------   -----   --------   -----    -------    -----
                         $3,645   100.0%    $2,566   100.0%    $1,942   100.0%    $1,232   100.0%    $1,006    100.0%



     This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

INVESTMENT ACTIVITIES

     The investment activity of the Bank is an integral part of the overall asset/liability management of the Company. The Bank's investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieve a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the Bank has an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed by the Asset/Liability Management Committee. See Notes 3 and 4 to the Consolidated Financial Statements.

     The following table summarizes the book value of investments at the dates indicated:

                                                                    DECEMBER 31,
                                                      ---------------------------------------
                                                       1997            1996            1995
                                                      -------         -------         -------
                                                                  (IN THOUSANDS)
Available for sale:
     U.S. Government and related obligations          $17,583         $14,565         $22,284
       Municipal bonds                                 19,193          12,072              --
     Mortgage-backed obligations                           --              --             119
     Other equity securities                               --              --               8
                                                      -------         -------         -------
         Total available for sale                     $36,776         $26,637         $22,411
                                                      =======         =======         =======


Held to maturity:
     U.S. Government and related obligations          $ 4,654         $ 5,005         $12,019
       Municipal bonds                                  5,000           1,382              --
     Mortgage-backed obligations                       18,123          25,289          31,933
     Corporate notes & bonds                               --              --             790
                                                      -------         -------         -------
         Total held to maturity                       $27,777         $31,676         $44,742
                                                      =======         =======         =======



SOURCES OF FUNDS

     Deposits. Deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. At December 31, 1997, the Bank had a total of approximately 2,220 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $28,000; 420 savings accounts with an average account balance of approximately $14,000; and 1,640 money market accounts with an average account balance of approximately $72,000. Certificates of deposit of $100,000 or greater represented approximately 19.3% of total deposits at December 31, 1997. See Note 9 to the Consolidated Financial Statements for further information.

     The following table sets forth the average balances and rates of the Bank's deposits:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1997
                                                            ---------------------------
                                                             AVERAGE            AVERAGE
                                                             BALANCE              RATE
                                                            --------            -------
                                                               (DOLLARS IN THOUSANDS)
      Noninterest-bearing deposits:
         Checking accounts                                  $ 28,042              --%
      Interest-bearing deposits:
         Savings and NOW accounts                             24,552            1.44
         Money market accounts                                99,660            3.79
         Certificates of deposit under $100,000               23,700            5.65
         Certificates of deposit of $100,000 or greater       44,259            5.35
                                                            --------
             Total                                          $220,213            3.56%
                                                            ========            ====


     Historically, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more than commercial banking averages. Within the banking industry, these deposits are generally considered to be volatile. However, a significant portion of the Bank's deposits in denominations of $100,000 or greater are maintained by individuals or entities with other relationships with the Company.

     Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

                                                           DECEMBER 31,
                                                     -------------------------
                                                       1997             1996
                                                     -------           -------
                                                            (IN THOUSANDS)
            Less than 3 months remaining             $35,371           $32,526
            3 to 6 months remaining                    8,243             3,742
            6 to 12 months remaining                   5,824             2,727
            More than 12 months remaining                350               624
                                                     -------           -------
                 Total                               $49,788           $39,619
                                                     =======           =======


     Borrowings. The Bank has established various borrowing arrangements in order to provide additional sources of liquidity and funding, thereby increasing flexibility. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $93.6 million at the current time. At December 31, 1997, the Bank had $60.2 million in FHLB advances outstanding with a weighted average interest rate of 6.03%. At December 31, 1996, there were $45.5 million in FHLB advances outstanding with a weighted average interest rate of 5.96%. Of the advances outstanding at December 31, 1997, $13.0 million have variable rates which reprice at least annually to market rates. The Bank has the opportunity to repay variable rate advances on their respective anniversary dates. See Note 11 to the Consolidated Financial Statements for further information.

     The Bank also obtains funds from the sales of securities to institutional investors under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements are delivered to the securities dealers who arrange these transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into such transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Consolidated Financial Statements. At December 31, 1997, the total amount of outstanding repurchase agreements was $5.4 million with a weighted average interest rate of 4.45%. See Note 10 to the Consolidated Financial Statements for additional information.

     From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Company has negotiated federal fund lines of credit totaling $23.2 million with correspondent institutions to provide the Bank with immediate access to overnight borrowings. At December 31, 1997, the Bank had $13.3 million of borrowings outstanding under these federal funds lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

Other Sources of Funds. Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available for sale portfolio.

COMPETITION

     The ability of the Bank to attract loans and deposits may be limited by its small size relative to its competitors. The Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes in its market area.

     In particular, in attempting to attract deposits and originate loans, the Bank encounters competition from other institutions, including larger downtown Boston and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies serving Eastern Massachusetts and adjoining areas. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, range of services provided, and the quality of these services.

     In this competitive environment, the Bank may be unable to attract sufficient and high-quality loans in order to continue its loan growth, which may materially adversely affect the Bank's results of operations and financial condition, including the level of its non-performing assets. The Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Bank's current commercial borrowing customers may develop needs for credit facilities larger than it can accommodate.

     In addition, the ability of the Bank and Westfield to attract investment management and trust business may be inhibited by their relatively short history and limited record of performance. With respect to their investment management and trust services, the Bank and Westfield compete primarily with commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, law firms, and other financial companies. Competition is especially keen in the Bank's and Westfield's market area, because Boston has a well-established investment management industry. Many of the Bank's and Westfield's competitors have greater resources than the Company on a consolidated basis. In addition to competing directly for clients, competition can impact the fee structures of the Bank and Westfield. The Company believes that the ability of the Bank and Westfield to compete effectively with other firms is dependent upon their products, level of investment performance and client service, as well as the marketing and distribution of their investment products. There can be no assurance that the Bank and Westfield will be able to achieve favorable investment performance and retain their existing clients.

EMPLOYEES

     At December 31, 1997, the Company had 113 full-time and 3 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health and dental insurance, life and long-term disability insurance and a 401(k) or profit sharing plan.

REGULATION

         Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations, which are subject to changes that significantly affect the way in which such entities conduct business. Legislation enacted in recent years, as well as recent changes in regulatory policy, have substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, and investment banks. In addition, the enactment of banking legislation such as the Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

REGULATION OF THE COMPANY

         General. The Company has been incorporated as a business corporation under Massachusetts law. Thus, the rights of the Company's stockholders are governed by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1996, as amended ("BHCA").

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

         FDIC Insurance Premiums. Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. Rates under these classifications range from 0.013% for well capitalized, healthy institutions to 0.283% for undercapitalized institutions with substantial supervisory concerns. At December 31, 1997, the Bank was considered "well capitalized" with regard to these regulations.

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

         The federal bank regulatory agencies jointly issued amendments to the regulations implementing the CRA that substantially revised the applicable CRA framework effective January 1, 1996. The amended CRA regulations are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. As of the date of the most recent regulatory exam in September 1997, the Bank's CRA rating was "satisfactory."

INTERSTATE BANKING LEGISLATION

         Under the Interstate Act, different types of interstate transactions and activities will be permitted under federal law, each with different effective dates. Interstate transactions and activities provided for under the new law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between insured banks with different home states, including consolidations of affiliated insured banks; (iii) establishment of interstate branches by branch acquisition; and (iv) affiliated banks acting as agents for one another for certain banking functions without regard to state law prohibitions on interstate branching or unauthorized banking. In general, nationwide interstate bank acquisitions are now permissible, irrespective of most state law limitations. Interstate mergers became permissible on July 1, 1997. States may at any time enact legislation permitting interstate branching. Banks are now permitted to act as agents for affiliated depository institutions. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

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

GOVERNMENT REGULATION

         Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield and Boston Private Asset Management ("BPAM"), an investment management subsidiary of the Bank, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act. As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield and BPAM are investment advisers also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield acts as adviser, or subadviser, is registered with the Commission under the Investment Company Act, shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. As an adviser or subadviser to a registered investment company, Westfield is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. Westfield is also subject to ERISA, and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its client. ERISA and the applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

         Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the Investment Company Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the Investment Company Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

         The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict either Westfield or BPAM from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company and Westfield.

FEDERAL TAXATION

         The Company, the Bank, and Westfield are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, the Bank, and Westfield, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

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

STATE AND LOCAL TAXATION

         Commonwealth of Massachusetts. The Bank is subject to an annual Massachusetts excise tax. The tax rate applicable to financial institutions, including trust companies, will be reduced from 11.72% to 10.50% by 1999 on net income apportioned to Massachusetts. The rate is 11.32% for 1997, 10.91% for 1998 and 10.50% for 1999. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, but not the credits as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of Massachusetts net income is modified to allow a deduction for 95% of dividends received from stock where the Bank owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Finally, affiliated financial institutions are not permitted to file a combined tax return in Massachusetts under the new legislation.

         Bank holding companies and certain non-bank subsidiaries are subject to the Massachusetts corporate excise tax on business corporations provided they were subject to such tax in taxable years before 1995. Under the corporate excise tax, a corporation is taxed on its net income apportioned to Massachusetts at the rate of 9.5% plus a tax of .26% on either its apportioned net worth or tangible property. These grandfathered corporations may elect to file a combined Massachusetts excise tax return through 1998. For taxable years beginning in 1999, these corporations will be taxed as a financial institution and taxed at a rate of 10.5% on their net income apportioned to Massachusetts. Certain of the Bank's subsidiaries meeting certain definitional tests relating to investments are not subject to either the corporate excise tax or the tax on financial institutions, but instead are taxed on their gross income at the rate of 1.32%.

     The Bank and certain of its affiliates are subject to local property taxes. Massachusetts excise or local property taxes paid by the Bank or its affiliates are generally deductible for federal income tax purposes.


ITEM 2.  DESCRIPTION OF PROPERTY

     In October 1994, the Company executed a lease for new banking premises at Ten Post Office Square, Boston, Massachusetts. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at Ten Post Office Square.

     In January 1996, Westfield executed a lease for 11,320 square feet of office space at One Financial Center which expires in August 2001, and is renewable for an additional five years. Approximately 13% of this space is subleased to a tenant under a noncancellable operating lease which expires in August 2001.

     In November 1997, the Bank executed a lease for a 6,216 square foot building at 336 Washington Street, Wellesley, Massachusetts. The lease for this office expires in October 2012, and contains three five year options for renewal.

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

     Notwithstanding the Court's dismissal of the underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties. The time for an appeal by plaintiff has not yet run because no judgment has been obtained for or against the other defendants remaining in the case. The Bank continues to believe it has valid defenses to, and will vigorously defend, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $15,000 net of recoveries under an insurance policy. No further estimate of any loss can be made at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

     Boston Private Bancorp, Inc.'s Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "BPBC". At February 23, 1998 there were 10,682,900 shares of Common Stock outstanding, which were held by 374 holders of record.

     The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:


                                           HIGH              LOW
                                           ----             ----
          1997
          ----
          Fourth Quarter                  $8.63            $7.13
          Third Quarter                    8.88             6.75
          Second Quarter                   7.25             5.75
          First Quarter                    6.38             4.88

          1996
          ----
          Fourth Quarter                  $5.88            $3.75
          Third Quarter                    4.25             3.63
          Second Quarter                   4.38             3.50
          First Quarter                    4.06             3.38


DIVIDENDS

     Neither the Company, nor the Bank prior to the implementation of the holding company structure, has ever paid any dividends in respect to its Common Stock. The Company does not presently have any specific plans to pay cash dividends on its Common Stock. Declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions. The Bank and Westfield are the principal assets of the Company, and as such, provide the only source of payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. These restrictions on the ability of the Bank to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits", it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. There are no such comparable statutory restrictions on Westfield's ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     The information contained in the Company's Current Report on Form 8-K, filed as of November 14, 1997, regarding recent sales of unregistered securities is incorporated herein by reference thereto.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following table represents selected financial data for the five fiscal years ended December 31, 1997. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                     1997            1996           1995           1994            1993
                                                 -----------      ----------     ----------      ----------     ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AT DECEMBER 31:
Total assets                                      $  368,942      $  293,879     $  245,419      $  207,119     $  107,572
Total loans                                          276,825         206,107        155,256         111,226         75,677
Allowance for loan losses                              3,645           2,566          1,942           1,232          1,006
Investment securities                                 46,430          33,024         35,101          41,238         16,123
Mortgage-backed securities                            18,123          25,289         32,052          35,304          1,172
Cash and cash equivalents                             13,561          15,659          9,918          11,781         11,182
Excess of costs over net assets acquired               3,746           4,068          4,390             273            310
Deposits                                             258,301         209,302        178,885         144,915         77,675
Borrowed funds                                        79,684          54,694         41,941          44,624         13,627
Stockholders' equity                                  25,935          25,801         18,900          14,882         14,863
Non-performing assets(1)                                 832           1,061            882             763          1,309

FOR THE YEAR ENDED DECEMBER 31:
Interest income                                       22,728          18,688         15,949          10,136          5,366
Interest expense                                      11,334           9,377          8,451           4,562          2,129
                                                 -----------      ----------     ----------      ----------     ----------
Net interest income                                   11,394           9,311          7,498           5,574          3,237
Provision for loan losses                                810             619            618             355            273
                                                 -----------      ----------     ----------      ----------     ----------
Net interest income after provision for loan
losses                                                10,584           8,692          6,880           5,219          2,964
Fees & other income                                   13,784          12,831          9,030           4,922          5,322
Operating expense                                     18,951          14,829         11,404           8,052          7,684
                                                 -----------      ----------     ----------      ----------     ----------
Income before income taxes                             5,417           6,694          4,506           2,089            602
Income tax expense (benefit)                           1,909           1,216            104            (300)          (355)
                                                 -----------      ----------     ----------      ----------     ----------
Net income(3)                                    $     3,508      $    5,478     $    4,402      $    2,389     $      957
                                                 ===========      ==========     ==========      ==========     ==========

PER SHARE DATA:
Basic earnings per share                         $      0.33      $     0.57     $     0.48      $     0.26     $     0.15
Diluted earnings per share(3)                    $      0.32      $     0.55     $     0.47      $     0.26     $     0.15
Average common shares outstanding                 10,590,000       9,597,000      9,191,000       9,118,000      6,591,000
Average diluted shares outstanding                10,960,000       9,880,000      9,394,000       9,118,000      6,591,000
Book value                                       $      2.44      $     2.50     $     2.03      $     1.63     $     1.63

SELECTED OPERATING RATIOS:
Return on average assets(3)                             1.13%           2.11%          1.97%           1.47%          1.05%
Return on average equity(3)                            13.50%          26.37%         26.32%          16.48%         12.86%
Interest rate spread(2)                                 3.21%           3.19%          2.90%           3.14%          3.42%
Net interest margin(2)                                  3.87%           3.80%          3.52%           3.61%          3.81%

ASSET QUALITY RATIOS:
Non-performing loans to gross loans(1)                   .27%            .47%           .41%            .45%          1.44%
Non-performing assets to total assets(1)                 .23%            .36%           .36%            .37%          1.22%
Allowance for loan losses to gross loans                1.32%           1.25%          1.25%           1.11%          1.33%
Allowance for loan losses to non-performing           487.95%         262.10%        304.87%         247.39%         92.21%
loans
Loans charged-off to average net loans                   .01%            .04%           .05%            .24%           .49%

CAPITAL RATIOS:
Average equity to average assets                        8.37%           7.99%          7.48%           8.94%          8.20%
Tier I leverage capital ratio                           6.54%           7.83%          6.14%           7.12%         13.62%
Tier I risk-based capital ratio                         9.81%          12.85%         11.28%          14.39%         22.40%
Total risk-based capital ratio                         11.07%          14.10%         12.53%          15.64%         23.65%


(1) Non-performing assets consist of non-performing loans and real estate acquired by the Bank through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure (collectively, "OREO").

(2) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

(3) After deducting $1.2 million of non-recurring merger expenses, operating income for the year ended December 31, 1997 was $4.7 million, or $0.43 per share, return on average assets was 1.52%, and return on average equity was 18.21%

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, their notes, and other statistical information included in this annual report. The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward-looking statements. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of financial institutions such as the Company.

LIQUIDITY

     Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, deposit inflows, loan repayments, borrowed funds, maturity of investment securities and sales of securities from the available for sale investment portfolio. These sources fund the Company's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. In general, the Company maintains a high degree of liquidity. At December 31, 1997, cash, federal funds sold and securities available for sale amounted to $50.3 million, or 13.6% of total assets. This compares to $42.3 million, or 14.4% of total assets at December 31, 1996.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $93.6 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. There have been no adverse trends in the Bank's liquidity or capital reserves. Management believes that the Bank has adequate liquidity to meet its commitments.

     Westfield's primary source of liquidity consists of investment management fees which are collected on a quarterly basis. At December 31, 1997, Westfield had working capital of approximately $900,000. Management believes that Westfield has adequate liquidity to meet its commitments.

     The Company's primary sources of funds are dividends from subsidiaries, issuance of common stock, and borrowings. Management believes that the Company has adequate liquidity to meet its commitments.

CAPITAL RESOURCES

     Total stockholders' equity of the Company at December 31, 1997 was $25.9 million, as compared to $25.8 million at December 31, 1996. The increase of $134,000 was primarily the result of the Company's net income for 1997 of $3.5 million combined with the proceeds of Common Stock issued and options exercised, less payment of $4.1 million of S-Corporation dividends to the shareholders of Westfield based upon Westfield's 1996 and 1997 earnings prior to the acquisition.

     As a bank holding company, the Company is subject to a number of regulatory capital requirements which have been adopted by the Federal Reserve Board. At December 31, 1997, the Company's Tier I leverage capital ratio stood at 6.54%, compared to 7.83% at December 31, 1996. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk adjusted capital ratio of 9.81% and a Total risk adjusted capital ratio of 11.07% at December 31, 1997. This compares to a Tier I risk adjusted capital ratio of 12.85% and a Total risk adjusted capital ratio of 14.10% at December 31, 1996. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively.
The Company is therefore considered to be "well capitalized."

     The Bank is also subject to a number of regulatory capital measures. At December 31, 1997, the Bank's Tier I leverage capital ratio stood at 6.28%, compared to 6.59% at December 31, 1996. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk adjusted capital ratio of 9.43% and a Total risk adjusted capital ratio of 10.68% at December 31, 1997. This compares to a Tier I risk adjusted capital ratio of 10.92% and a Total risk adjusted capital ratio of 12.17% at December 31, 1996. The minimum Tier I leverage, Tier I risk adjusted, and Total risk adjusted capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank is therefore considered to be "well capitalized."


INTEREST RATE SENSITIVITY AND MARKET RISK

     Management considers interest rate risk to be the Company's most significant market risk. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is dependent on the degree of fluctuation of investment management fee income due to changes in interest rates, and on the effective management of interest rate sensitive assets and liabilities.

     Fee income from investment management and trust services is not directly dependent on market interest rates and provides the Company a steady source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management, and therefore can be significantly affected by changes in the values of equities and bonds.

     The principal objective of the Bank's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's actions in this regard are taken under the guidance of the Asset/Liability Committee ("ALCO") which is comprised of members of senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank evaluates hedging techniques to reduce interest rate risk where possible, however no off-balance sheet hedging activities have been used to date.

     The ALCO uses both interest rate "gap" sensitivity and simulation analysis to measure inherent risk in the bank's balance sheet at a specific point in time. The simulations look forward at one and two year increments with instantaneous and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committee reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 1997, net interest income simulation and fair market value simulation indicated that the Bank's exposure to changing interest rates was within the established tolerance levels. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.

     The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income over a twelve month period:

                                              TWELVE MONTHS BEGINNING 1/1/98
                                              ------------------------------
                                               DOLLAR              PERCENT
                                               CHANGE              CHANGE
                                              --------           -----------
                                                 (DOLLARS IN THOUSANDS)

           Up 200 basis point shock             $  27              0.20 %
           Down 200 basis point shock            (366)            (2.67)%


The following table presents the impact of instantaneous and sustained interest rate shocks on the fair value of investment securities available for sale as of December 31, 1997:

                                                    DECEMBER 31, 1997
                                               ---------------------------
                                                DOLLAR             PERCENT
                                                CHANGE              CHANGE
                                               --------            -------
                                                  (DOLLARS IN THOUSANDS)
           Up 100 basis point shock            $(1,060)            (2.86)%
           Up 200 basis point shock             (1,966)            (5.30)%


     The Bank also uses interest rate sensitivity "gap" analysis to provide a general overview of the Bank's interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

     The Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed the Bank to undue interest rate risk. However, the Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch its assets and liabilities to a controlled degree when it considers it both appropriate and prudent to do so. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Bank's gap position at each of these maturity points, and also tends to focus closely on the gap at the one year point in making its principal funding decisions, such as with respect to the Bank's one year adjustable rate mortgage loan portfolio.

     The repricing schedule for the Bank's interest-earning assets and interest-bearing liabilities is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The schedule also includes senior management projections for activity levels in product lines offered by the Bank. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

     The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997:

                                                           OVER
                                              WITHIN       THREE     OVER SIX      OVER ONE
                                              THREE        TO SIX    TO TWELVE     YEAR TO     OVER FIVE
                                              MONTHS       MONTHS      MONTHS     FIVE YEARS     YEARS        TOTAL
                                            ---------     --------    --------    ----------   --------     --------
                                                                       (DOLLARS IN THOUSANDS)

Interest earning assets(1):
   Cash and due from banks                  $   4,931     $     --     $    --     $    --     $    --      $  4,931
   Federal funds sold                           1,200           --          --          --           --        1,200
   Investment securities                        2,327        1,605      21,944      19,078        1,476       46,430
   Mortgage-backed securities                   1,866        7,482       3,302       4,820          653       18,123
   FHLB Stock                                   3,511           --          --          --           --        3,511
   Loans-fixed rate                             1,841          864       1,938      34,536       15,366       54,545
   Loans-variable rate                        130,771       28,611      31,931      30,121          846      222,280
                                            ---------     --------     -------     -------     --------     --------

     Total interest earning assets            146,447       38,562      59,115      88,555       18,341      351,020
                                            ---------     --------     -------     -------     --------     --------
Interest bearing liabilities(2):
   Savings and NOW accounts (3)                 3,222        3,222          --          --       24,281       30,725
   Money market accounts                       91,634       26,350          --          --           --      117,984
   Time certificates under $100,000             9,081        2,266       4,262       7,243          104       22,956
   Time certificates $100,000 or more          35,624        8,243       4,491       1,430           --       49,788
   Reverse repurchase agreements                5,366           --          --          --           --        5,366
   Federal funds purchased                     13,255           --          --          --           --       13,255
   FHLB borrowings                              6,199        5,802      19,812      23,883        4,570       60,266
   Other short-term borrowings                    837           --          --          --           --          837
                                            ---------     --------     -------     -------     --------     --------

     Total interest bearing liabilities       165,218       45,883      28,940      32,556       28,955      301,552
                                            ---------     --------     -------     -------     --------     --------
     Net interest sensitivity gap
       during the period                    $ (18,771)    $ (7,321)    $30,175     $55,999     $(10,614)    $ 49,468
                                            =========     ========     =======     =======     ========     ========

     Cumulative gap                         $ (18,771)    $(26,092)    $ 4,083     $60,082     $ 49,468
                                            =========     ========     =======     =======     ========
Interest-sensitive assets as a
  percent of interest-sensitive
  liabilities (cumulative)                      88.64%       87.64%     101.70%     122.04%      116.40%

Cumulative gap as a percent
  of total assets                               (6.50)%      (9.03)%      1.41%      20.80%       17.12%



(1) Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2) Does not include $36.8 million of demand accounts because they are non-interest bearing.

(3) While Savings and NOW accounts can be withdrawn at any time, management believes they contain characteristics which make their effective maturity longer.

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

FINANCIAL CONDITION

     Total Assets. Total assets increased $75.1 million, or 25.5%, to $368.9 million at December 31, 1997 from $293.9 at December 31, 1996, due mainly to an increase in portfolio loan originations. This increase was funded by growth in deposits and borrowings.

     Investments. Total investments (consisting of federal funds sold, investment securities, and mortgage-backed securities) were $65.8 million, or 17.8% of total assets, at December 31, 1997, compared to $65.3 million, or 22.6% of total assets, at December 31, 1996. This increase of $490,000, or 0.7%, was a result of reinvestment of principal within the investment portfolio, partially offset by redeployment of investment income in the loan portfolio. Of total investments at December 31, 1997, $36.8 million are securities available for sale. The available for sale portfolio carried a total of $36,000 in unrealized gains at December 31, 1997.

     Loans. Loans totaled $276.8 million, or 75.0% of total assets, at December 31, 1997, compared with $206.1 million, or 70.1% of total assets, at December 31, 1996. This increase of $70.7 million, or 34.3%, was due to a larger allocation of resources devoted to loan originations, as well as the combination of a healthy local economy and low interest rates which has helped fuel loan demand. During 1997, commercial loans increased $36.9 million, or 37.8%, residential mortgage loans increased $28.3 million, or 29.3%, and home equity and other loans increased $5.5 million, or 47.8%.

     Deposits. The Company has devoted considerable time and resources to gathering deposits and experienced an increase of $49.0 million, or 23.4%, in deposits during 1997, from $209.3 million, or 71.2% of total assets, at December 31, 1996, to $258.3 million, or 70.0% of total assets, at December 31, 1997.

     Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, and FHLB borrowings) increased $25.2 million, or 46.9%, during 1997. The increase was mainly attributable to an increase in federal funds purchased and FHLB borrowings to help fund loan growth. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower cost core deposits.


ASSET QUALITY

     The Company's non-performing assets include non-performing loans and other real estate owned ("OREO"). Non-performing loans include both nonaccrual loans and loans past due 90 days or more but still accruing.

     The following table sets forth information regarding non-performing loans, other real estate owned, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

                                                                                 DECEMBER 31,
                                                              -------------------------------------------------
                                                              1997       1996       1995        1994       1993
                                                              ----       ----       ----        ----       ----
                                                                            (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis                    $  722     $  976      $443       $  323     $  964
Loans past due 90 days or more, but still accruing               25         --       194          175        127
                                                             ------     ------      ----       ------     ------
Total non-performing loans                                      747        976       637          498      1,091
Other real estate owned                                          85         85       245          265        218
                                                             ------     ------      ----       ------     ------
Total non-performing assets                                  $  832     $1,061      $882       $  763     $1,309
                                                             ======     ======      ====       ======     ======

Delinquent loans 30-89 days past due                          1,632      3,066       304        1,010        807

Non-performing loans as a % of gross loans                      .27%       .47%      .41%         .45%      1.44%
Non-performing assets as a % of total assets                    .23%       .37%      .37%         .37%      1.24%
Delinquent loans 30-89 days past due as a % of gross loans      .59%      1.49%      .20%         .91%      1.07%


RISK ELEMENTS OF THE LOAN PORTFOLIO

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

     Non-Performing Assets. At December 31, 1997, the Company had non-performing assets of $832,000, which represented 0.23% of total assets. The Company's non-performing assets consisted of nonaccruing loans aggregating $722,000, loans past due 90 days or more and still accruing of $25,000, and one OREO property with a fair value of $85,000. Non-performing assets decreased by $229,000, or 21.6%, from $1.1 million at December 31, 1996. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Notes 5 and 7 to the Consolidated Financial Statements for further information on non-performing assets.

     Delinquencies. At December 31, 1997, $1.6 million of loans were 30 to 89 days past due, a decrease of $1.4 million, or 46.8%, from the $3.1 million reported at December 31, 1996. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month. In addition to the loans reported in the category of loans past due 30-89 days as of December 31, 1996, there were $2.3 million of loans that were in the process of being renewed at December 31, 1996 and have since been renewed. Management does not consider these loans to be includable in the past due category.

     Adversely Classified Loans. The Company's management adversely classifies certain loans using an internal rating system based on criteria established by the federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 1997, the Company had classified $863,000 of loans as substandard or doubtful based on the rating system adopted by the Company.
In addition, the Company had designated $1.4 million of loans as special mention.

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

     While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances.


                                                                     YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------
                                                1997                           1996                           1995
                                     ----------------------------   ---------------------------  --------------------------
                                               INTEREST                       INTEREST                    INTEREST
                                     AVERAGE    EARNED/   AVERAGE   AVERAGE    EARNED/  AVERAGE  AVERAGE   EARNED/  AVERAGE
                                     BALANCE     PAID      RATE     BALANCE     PAID     RATE    BALANCE    PAID      RATE
                                     -------   --------   -------   -------   --------  -------  -------  --------  -------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS

Earning assets:
Interest bearing deposits in banks  $  3,441   $   194     5.64%  $  2,548    $   159    6.24%  $  1,928   $    71    3.68%
Federal funds sold                     4,132       220     5.32%     2,154        110    5.11%     3,531       204    5.78%
Investments                           62,356     3,400     5.45%    64,998      3,769    5.80%    75,657     4,394    5.81%
Loans: (1)
  Commercial                          99,640     9,567     9.60%    78,486      7,482    9.53%    60,036     5,871    9.78%
  Residential mortgage               110,750     8,168     7.38%    86,988      6,358    7.31%    64,973     4,730    7.28%
  Home equity and other               14,280     1,179     8.26%     9,858        810    8.22%     6,919       679    9.81%
                                    --------   -------            --------    -------           --------   -------
     Total earning assets            294,599    22,728     7.71%   245,032     18,688    7.63%   213,044    15,949    7.49%
                                               -------                        -------                      -------
Allowance for loan losses             (2,861)                       (2,177)                       (1,516)
Cash and due from banks                5,182                         5,068                         4,255
Premises and equipment                 2,694                         1,439                         1,167
Other assets                          11,129                        10,681                         6,668
                                    --------                      --------                      --------
        Total assets                $310,743                      $260,043                      $223,618
                                    ========                      ========                      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   Deposits:
  Savings and NOW                   $ 24,552       353     1.44%  $ 22,895        343    1.50%  $ 20,894       407    1.95%
  Money market                        99,660     3,776     3.79%    80,760      2,990    3.70%    61,515     2,046    3.33%
  Certificates of deposit             67,959     3,705     5.45%    57,391      3,070    5.35%    54,718     3,102    5.67%
Borrowed funds                        59,532     3,500     5.88%    50,364      2,974    5.91%    47,090     2,896    6.15%
                                    --------   -------            --------    -------           --------   -------
     Total interest bearing
       liabilities                   251,703    11,334     4.50%   211,410      9,377    4.44%   184,217     8,451    4.59%
                                               -------                        -------                      -------
Non-interest bearing
  demand deposits                     28,042                        24,073                        19,032
Payables and other liabilities         5,004                         3,785                         3,642
                                    --------                      --------                      --------
        Total liabilities            284,749                       239,268                       206,891
Stockholders' equity                  25,994                        20,775                        16,727
                                    --------                      --------                      --------
        Total liabilities and
        stockholders' equity        $310,743                      $260,043                      $223,618
                                    ========                      ========                      ========
Net interest income                            $11,394                         $9,311                      $ 7,498
                                               =======                         ======                      =======
Interest rate spread                                       3.21%                         3.19%                        2.90%
Net interest margin                                        3.87%                         3.80%                        3.52%



(1)  Nonaccrual loans are included in average loan balances.

RATE/VOLUME ANALYSIS

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

                                                     1997 VS 1996                           1996 VS 1995
                                           -------------------------------       -------------------------------
                                                    CHANGE DUE TO                          CHANGE DUE TO
                                           -------------------------------       -------------------------------
                                           RATE        VOLUME        TOTAL        RATE       VOLUME        TOTAL
                                           -----       ------       ------       -----       ------       ------
                                                                       (IN THOUSANDS)

INTEREST INCOME ON
   INTEREST-EARNING ASSETS:
   Interest-bearing deposits in banks      $ (16)      $   51       $   35       $  43       $   45       $   88

   Federal funds sold                          4          106          110         (22)         (72)         (94)
   Investments                              (160)        (209)        (369)        (11)        (614)        (625)
   Loans:
     Commercial                               54        2,031        2,085        (151)       1,762        1,611
     Residential mortgage                     59        1,751        1,810          19        1,609        1,628
     Home equity and other                     4          365          369        (123)         254          131
                                           -----       ------       ------       -----       ------       ------
       Total interest income                 (55)       4,095        4,040        (245)       2,984        2,739
                                           -----       ------       ------       -----       ------       ------

INTEREST EXPENSE ON INTEREST-
   BEARING LIABILITIES:
   Deposits:
     Savings and NOW                          (1)          11           10         (68)           4          (64)
     Money market                             71          715          786         694          944
                                                                                                             250
     Certificates of deposit                  60          575          635        (180)         148          (32)
   Borrowed funds                            (13)         539          526        (118)         196           78
                                           -----       ------       ------       -----       ------       ------
       Total interest expense                117        1,840        1,957        (116)       1,042          926
                                           -----       ------       ------       -----       ------       ------

NET INTEREST INCOME                        $(172)      $2,255       $2,083       $(129)      $1,942       $1,813
                                           =====       ======       ======       =====       ======       ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Income. The Company reported net income of $3.5 million, or $0.32 per share, for the year ended December 31, 1997 after deducting $1.2 million of non-recurring acquisition expenses, net of tax. For the year ended December 31, 1996 the Company's net income was $5.5 million, or $0.55 per share. The 35.9% decrease of $2.0 million in reported net income is the result of the $1.2 million of non-recurring acquisition expenses and the tax-exempt, S-Corporation status of Westfield prior to the acquisition, which provided $1.2 million of tax savings in 1996. Not including non-recurring acquisition expenses, and had Westfield been fully taxable in 1997 and 1996, the Company would have reported proforma net income of $4.5 million, or $0.42 per share, and $4.2 million, or $0.43 per share for the years ended December 31, 1997 and 1996, respectively.

     Net Interest Income. For the year ended December 31, 1997, net interest income was $11.4 million, an increase of $2.1 million, or 22.4%, over the same period in 1996. This increase was primarily attributable to higher loan volumes. Average earning assets were $50.5 million, or 20.1% higher, and average interest-bearing liabilities were $40.3 million, or 19.1% higher than the comparable period a year earlier. The net interest margin increased 7 basis points, or 1.8% from 3.80% in 1996 to 3.87% in 1997 due mainly to higher yields earned on the loan portfolio.

     Interest Income. Loans. Income on commercial loans was $9.6 million for 1997 compared to $7.5 million for 1996, an increase of $2.1 million, or 27.9%. Income from residential mortgage loans was $8.2 million compared to $6.4 million, an increase of $1.8 million, or 28.5%, and income from home equity and other loans was $1.2 million compared to $810,000, an increase of $369,000, or 45.6%, for the same periods, respectively. These increases in interest income are due to higher average balances, and, to a lesser extent, higher yields. The average balances of commercial and residential mortgage loans during 1997 increased $21.2 million, or 26.9%, and $23.8 million, or 27.3%, respectively, compared to 1996. The average balance of home equity and other loans increased $4.7 million, or 47.6%. The yield on commercial loans increased 7 basis points, or 0.7%, the yield on residential mortgage loans increased 7 basis points, or 1.0%, and the yield on home equity loans increased 4 basis points, or 0.5% compared to the prior year.

     Interest Income. Cash and Investments. Total cash and investment income decreased to $3.8 million during 1997 compared to $4.0 million during 1996. This decrease in cash and investment income of $224,000, or 5.5%, was primarily attributable to a 5.9% decrease in the average yield from 5.79% for 1996 to 5.45% for 1997.

     Interest Expense. Interest paid on deposits and borrowings increased $2.0 million, or 20.9%, to $11.3 million for 1997, from $9.4 million for 1996. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $40.3 million, or 19.1%, between the two periods. The overall cost of interest-bearing liabilities increased 6 basis points, or 1.4% from 4.44% for 1996 to 4.50% for 1997.

     Provision for Loan Losses. The provision for loan losses was $810,000 for 1997 compared to $619,000 for 1996. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.32% at December 31, 1997 and 1.25% at December 31, 1996. Also see discussion under "Risk Elements of the Loan Portfolio."

     Fees and Other Income. Total fees and other income was $13.8 million for 1997 compared to $12.8 million for 1996. Investment management and trust fees increased $2.2 million, or 19.8%, primarily as the result of an 18.9% increase in the Company's average assets under management from $1.7 billion for 1996 to $2.1 billion for 1997. In 1997, Westfield earned no performance fees as general partner from the limited partnerships it manages, compared to $1.1 million of fee income in 1996.

     Operating Expense. Total operating expense for 1997 was $18.9 million. This represents an increase of $4.1 million, or 27.8% as compared to 1996, however, the 1997 expense includes a non-recurring charge of $1.5 million related to the Westfield acquisition. An increase in salary expense of $1.8 million, or 18.2%, and an increase in the remainder of operating expenses of $774,000, or 16.4%, were primarily the result of the Company's growth, continuing investments in technology, and expansion of leased premises.

     Income Tax Expense. The Company recorded income tax expense of $1.9 million in 1997 as compared to $1.2 million in 1996. The effective tax rate was 35.2% and 18.1% in 1997 and 1996, respectively. The increase in tax expense is due to the fact that Westfield was a tax-exempt S-Corporation prior to the date of acquisition. If Westfield had been a fully taxable entity, the Company would have incurred approximately $186,000, or $0.02 per share and $1.2 million, or $0.12 per share of additional income tax expense in 1997 and 1996, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Income. For the year ended December 31, 1996, the Company's net income increased $1.1 million, or 24.4%, to $5.5 million, or $0.55 per share, from $4.4 million, or $0.47 per share for the year ended December 31, 1995. The overall increase in the Company's volume of earning assets resulted in a $1.8 million or 24.2% increase in net interest income from $7.5 million to $9.3 million, and the increase in average assets under management resulted in an increase of $4.0 million, or 56.7%, in fees earned from investment management and trust services, from $7.0 million during 1995 to $11.0 million during 1996.

     Net Interest Income. For the year ended December 31, 1996, net interest income was $9.3 million, an increase of $1.8 million, or 24.2%, over the same period in 1995. This increase was primarily attributable to higher average loan balances. Average earning assets were $32.0 million, or 15.1%, higher, and average interest-bearing liabilities were $27.2 million, or 14.8%, higher than the comparable period a year earlier. The net interest margin increased 28 basis points, or 7.9% from 3.52% in 1995 to 3.80% in 1996 due to a shift in assets from lower-yielding investments to higher-yielding loans.

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

     Interest Income. Cash and Investments. Total cash and investment income decreased to $4.0 million during 1996 compared to $4.7 million during 1995. This decrease of $631,000, or 13.5%, was primarily attributable to a shift of assets from investments to loans, resulting in a decrease in the average balance of investments of $10.7 million, or 14.1%.

     Interest Expense. Interest paid on deposits and borrowings increased $926,000, or 11.0%, to $9.4 million for 1996, from $8.5 million for 1995. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $27.2 million, or 14.8%, and higher rates paid on money market accounts during 1996. The overall cost of interest-bearing liabilities decreased 15 basis points from 4.59% for 1995 to 4.44% for 1996.

     Provision for Loan Losses. The provision for loan losses was $619,000 for 1996 compared to $618,000 for 1995. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.25% at December 31, 1996 and 1995. Also see discussion under "Risk Elements of the Loan Portfolio."

     Fees and Other Income. Total fees and other income was $12.8 million for 1996 compared to $9.0 million for 1995, an increase of $3.8 million, or 42.1%. Investment management and trust fees increased $4.0 million, or 56.7%, primarily as the result of a 68.4% increase in the Company's average assets under management from $1.0 billion for 1995 to $1.7 billion for 1996. Performance fees earned by Westfield as managing general partner of two limited partnerships decreased $182,000, or 13.8% to $1.1 million in 1996.

     Operating Expense. Total operating expense for 1996 was $14.8 million, compared to $11.4 million for 1995. An increase in salary expense of $2.5 million, or 32.2%, and an increase in the remainder of operating expenses of $966,000, or 25.6%, were primarily the result of the Company's growth, and expansion of leased premises.

     Income Tax Expense. The Company recorded income tax expense of $1.2 million for 1996, compared to $104,000 for 1995. During 1995, the Company utilized the remainder of its deferred tax asset valuation reserve to offset the majority of its current federal tax expense for financial statement purposes, and became fully taxable for financial statement purposes during 1996. Westfield was a tax-exempt S-Corporation in 1996 and 1995.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined by the Statement as net income plus revenues, expenses, gains, and losses that under generally accepted accounting principles are excluded from net income. This Statement requires that an entity classify items of comprehensive income by their nature in the financial statements, and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. This Statement only affects presentation in the financial statements, it will have no impact on the Company's results of operations.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements, and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. Operating segments are components of an entity about which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that public entities report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires reconciliation of the amounts disclosed for segments to corresponding amounts in the consolidated financial statements. However, this Statement does not require an entity to report information that is not prepared for internal use if reporting it would be impracticable. The Statement is effective for periods beginning after December 15, 1997. This Statement only affects presentation in the financial statements, it will have no impact on the Company's results of operations.


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


YEAR 2000

         Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The approach of the year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000, and has developed an implementation plan to resolve the issue. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is not purchasing any new software products or engaging in any new contracts unless the products and counterparties are year 2000 compliant. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software products will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve the year 2000 issue to have a material effect on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Boston Private Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Boston Private Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Bancorp, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                             /s/ KPMG Peat Marwick LLP


Boston, Massachusetts
January 15, 1998

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                             ---------------------------------
                                                                                  1997                1996
                                                                             -------------         -----------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                                    $ 12,361            $  8,709
     Federal funds sold                                                            1,200               6,950
     Investment securities available for sale (amortized cost of $36,740
       and $26,738, respectively, Notes 3, 10 and 11)                             36,776              26,637
     Investment securities held to maturity (market value of $9,678
       and $6,384, respectively, Notes 3, 10 and 11)                               9,654               6,387
     Mortgage-backed securities held to maturity (market value of $18,141
       and $25,258, respectively, Notes 4 and 11)                                 18,123              25,289
     Loans receivable  (Notes 5 and 11):
       Commercial                                                                134,685              97,740
       Residential mortgage                                                      124,865              96,578
       Home equity                                                                16,969              11,481
       Other                                                                         306                 308
                                                                                --------            --------
          Total loans                                                            276,825             206,107
    Less allowance for loan losses (Note 6)                                       (3,645)             (2,566)
                                                                                --------            --------
          Net loans                                                              273,180             203,541

     Stock in the Federal Home Loan Bank of Boston (Note 11)                       3,511               3,317
     Other real estate owned (Note 7)                                                 85                  85
     Premises and equipment, net (Note 8)                                          2,857               1,927
     Excess of cost over net assets acquired, net                                  3,746               4,068
     Management fees receivable                                                    2,750               2,499
     Accrued interest receivable                                                   2,169               1,745
     Other assets                                                                  2,530               2,725
                                                                                --------            --------
          Total assets                                                          $368,942            $293,879
                                                                                ========            ========

LIABILITIES:
    Deposits (Note 9)                                                           $258,301            $209,302
    Securities sold under agreements to repurchase (Note 10)                       5,366               8,126
    Federal funds purchased                                                       13,255                  --
    FHLB borrowings (Note 11)                                                     60,226              45,533
    Other short-term borrowings                                                      837               1,035
    Accrued interest payable                                                         609                 348
    Other liabilities                                                              4,413               3,734
                                                                                --------            --------
          Total liabilities                                                      343,007             268,078
                                                                                --------            --------

Commitments and contingencies (Notes 8, 15, 18 and 19)

STOCKHOLDERS' EQUITY (NOTES 13 AND 18):
    Common stock, $1.00 par value per share;
      authorized:  18,000,000 shares issued: 10,641,100 shares in
      1997 and 10,321,456 shares in 1996                                          10,641              10,321
    Additional paid-in capital                                                    12,140              11,991
    Retained earnings                                                              3,800               4,400
    Stock subscriptions receivable                                                  (669)               (847)
    Unrealized gain (loss) on securities available for sale, net (Note 3)             23                 (64)
                                                                                --------            --------
          Total stockholders' equity                                              25,935              25,801
                                                                                --------            --------

       Total liabilities and stockholders' equity                               $368,942            $293,879
                                                                                ========            ========



See accompanying notes to consolidated financial statements.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1997           1996            1995
                                                                       ----------      ----------      ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                                  $    9,567      $    7,482      $    5,871
     Residential mortgage loans                                             8,168           6,358           4,730
     Home equity and other loans                                            1,179             810             679
     Investment securities                                                  1,834           1,799           2,148
     Mortgage-backed securities                                             1,351           1,758           2,012
     FHLB stock dividends                                                     215             212             234
     Federal funds sold                                                       220             110             204
     Deposits in banks                                                        194             159              71
                                                                       ----------      ----------      ----------
         Total interest and dividend income                                22,728          18,688          15,949
                                                                       ----------      ----------      ----------
Interest expense:
     Savings and NOW                                                          353             343             407
     Money market                                                           3,776           2,990           2,046
     Certificates of deposit                                                3,705           3,070           3,102
     Federal funds purchased                                                  293             146              91
     Securities sold under agreements to repurchase                           322             336             324
     FHLB borrowings                                                        2,852           2,426           2,430
     Other short-term borrowings                                               33              66              51
                                                                       ----------      ----------      ----------
         Total interest expense                                            11,334           9,377           8,451
                                                                       ----------      ----------      ----------
         Net interest income                                               11,394           9,311           7,498
     Provision for loan losses (Note 6)                                       810             619             618
                                                                       ----------      ----------      ----------
         Net interest income after provision for loan losses               10,584           8,692           6,880
                                                                       ----------      ----------      ----------
Fees and other income:
     Investment management and trust                                       13,199          11,022           7,034
     Equity in earnings of partnerships                                        --           1,139           1,321
     Deposit account service charges                                          225             156             134
     Gain on sale of loans                                                     95             112              80
     Gain on sale of investment securities (Note 3)                            10              33             237
     Other                                                                    255             369             224
                                                                       ----------      ----------      ----------
         Total fees and other income                                       13,784          12,831           9,030
                                                                       ----------      ----------      ----------
Operating expense:
     Salaries and employee benefits (Note 13)                              11,935          10,097           7,638
     Occupancy (Note 8)                                                     1,014             661             535
     Equipment                                                                604             469             338
     Professional services                                                  1,378           1,418           1,053
     Marketing                                                                346             375             272
        Business development                                                  477             434             376
     Amortization of intangibles (Note 2)                                     322             322             156
        Merger expenses                                                     1,510              --              --
     Other (Note 14)                                                        1,365           1,053           1,036
                                                                       ----------      ----------      ----------
         Total operating expense                                           18,951          14,829          11,404
                                                                       ----------      ----------      ----------
         Income before income taxes                                         5,417           6,694           4,506
     Income tax expense (Note 12)                                           1,909           1,216             104
                                                                       ----------      ----------      ----------
         Net income                                                    $    3,508      $    5,478      $    4,402
                                                                       ==========      ==========      ==========

Per share data (Note 2):
       Basic earnings per share                                        $     0.33      $     0.57      $     0.48
                                                                       ==========      ==========      ==========
       Diluted earnings per share                                      $     0.32      $     0.55      $     0.47
                                                                       ==========      ==========      ==========
       Average common shares outstanding                               10,590,000       9,597,000       9,191,000
                                                                       ==========      ==========      ==========
       Average diluted shares outstanding                              10,960,000       9,880,000       9,394,000
                                                                       ==========      ==========      ==========
Proforma information:
       Net income                                                      $    3,508      $    5,478      $    4,402
       Proforma adjustment for income taxes of acquired entity
       previously filing as an S Corporation                                  186           1,233           1,063
                                                                       ----------      ----------      ----------
       Proforma net income after adjustment for income taxes           $    3,322      $    4,245      $    3,339
                                                                       ==========      ==========      ==========
       Proforma basic earnings per share                               $     0.31      $     0.44      $     0.36
                                                                       ==========      ==========      ==========
       Proforma diluted earnings per share                             $     0.30      $     0.43      $     0.36
                                                                       ==========      ==========      ==========



See accompanying notes to consolidated financial statements.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                  RETAINED                            UNREALIZED
                                                   ADDITIONAL     EARNINGS                            GAIN (LOSS)
                                         COMMON      PAID-IN   (ACCUMULATED) TREASURY      STOCK          ON
                                         STOCK       CAPITAL      DEFICIT      STOCK   SUBSCRIPTIONS  INVESTMENTS      TOTAL
                                         ------    ----------  ------------  --------  -------------  -----------      -----
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1994            $ 9,141      $ 8,283      $(2,353)      $(45)      $  --       $  (144)      $ 14,882
  Net income                                 --           --        4,402         --          --            --          4,402
  Proceeds from issuance of
    166,667 shares of common stock          167          430           --         --          --            --            597
  Issuance of stock subscriptions            --           74           --         --         (85)           --            (11)
  S-Corporation dividends paid               --           --       (1,233)        --          --            --         (1,233)
  Change in unrealized gain
    (loss) on securities available
    for sale, net                            --           --           --         --          --           263            263
                                        -------      -------      -------       ----       -----       -------       --------
Balance at December 31, 1995              9,308        8,787          816        (45)        (85)          119         18,900
  Net income                                 --           --        5,478         --          --            --          5,478
  Proceeds from issuance of
    990,904 shares of common stock          991        2,372           --         --          --            --          3,363
  Stock options exercised                    22           45           --         45          --            --            112
  Issuance of stock subscriptions            --          787           --         --        (762)           --             25
  S-Corporation dividends paid               --           --       (1,894)        --          --            --         (1,894)
  Change in unrealized gain
    (loss) on securities
    available for sale, net                  --           --           --         --          --          (183)          (183)
                                        -------      -------      -------       ----       -----       -------       --------
Balance at December 31, 1996             10,321       11,991        4,400         --        (847)          (64)        25,801
  Net income                                 --           --        3,508         --                        --          3,508
  Proceeds from issuance of
    290,691 shares of common stock          291          107           --         --          --            --            322
  Stock options exercised                    29           42           --         --          --            --            147
  Stock subscription payments                --           --           --         --         178            --            178
  S-Corporation dividends paid               --           --       (4,108)        --          --            --         (4,108)
  Change in unrealized gain
    (loss) on securities available
    for sale, net                            --           --           --         --          --            87             87
                                        -------      -------      -------       ----       -----       -------       --------
Balance at December 31, 1997            $10,641      $12,140      $ 3,800       $ --       $(669)      $    23       $ 25,935
                                        =======      =======      =======       ====       =====       =======       ========



See accompanying notes to consolidated financial statements.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          1997           1996           1995
                                                                        --------       --------       --------
                                                                                    (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  3,508       $  5,478       $  4,402
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                         1,034            694            587
     Deferred compensation                                                (1,466)           193            351
     Early extinguishment of indebtedness                                     --             --            (65)
     (Gain) loss on sale of securities                                       (10)           (33)          (237)
     Gain on sale of loans                                                   (95)          (112)           (80)
     Loss on disposal of property and equipment                               10             14             --
     Provision for loan losses                                               810            619            618
     Payments received on other real estate owned                             --             --             20
     Loans originated for sale                                            (8,419)       (12,976)        (2,584)
     Proceeds from sale of loans                                           8,514         13,088          2,664
     (Increase) decrease in accrued interest receivable                     (424)           (51)          (242)
     (Increase) decrease in deferred income tax asset, net                   (37)            25           (259)
     (Increase) decrease in other assets                                  (1,052)        (1,115)          (637)
     Increase (decrease) in accrued interest payable                         261           (160)           166
     Increase (decrease) in other liabilities                              2,145          1,148            342
                                                                        --------       --------       --------
         Net cash provided by operating activities                         4,779          6,812          5,046
                                                                        --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                           5,750         (6,450)         6,700
   Investment securities available for sale:
     Purchases                                                           (25,283)       (38,371)       (47,503)
     Sales                                                                   650         18,702         33,654
     Maturities                                                           14,440         15,200         13,900
   Investment securities held to maturity:
     Purchases                                                            (8,252)        (3,384)            --
     Maturities                                                            5,000          9,775          6,750
   Mortgage-backed securities held to maturity:
     Principal payments                                                    7,130          6,622          3,235
   Purchase of FHLB stock                                                   (194)            --             --
   Distributed (undistributed) earnings of partnership investments         1,089             89         (1,322)
   Capital contribution for partnership investment                           (94)            --             --
   Net increase in loans                                                 (70,631)       (50,964)       (44,193)
   Recoveries on loans previously charged-off                                309             71            153
   Sales of other real estate owned                                           --            360             --
   Capital expenditures, net of sale proceeds                             (1,553)        (1,088)          (661)
   Acquisition of investment management business                          (1,051)        (1,048)        (2,372)
                                                                        --------       --------       --------
         Net cash used in investing activities                           (72,690)       (50,486)       (31,659)
                                                                        --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                               48,999         30,417         33,970
   Net increase (decrease) in repurchase agreements                       (2,760)         4,328         (2,543)
   Net increase (decrease) in federal funds purchased                     13,255             --             --
   Net increase (decrease) in other short-term debt                          837             --             --
   Proceeds from FHLB borrowings                                          52,125         79,800         39,078
   Repayments of FHLB borrowings                                         (37,432)       (72,410)       (39,818)
   S-corporation dividends paid                                           (4,107)        (2,670)          (458)
   Proceeds from stock subscriptions receivable                              178             25            624
   Proceeds from issuance of common stock, net                               468          3,475            597
                                                                        --------       --------       --------
         Net cash provided by financing activities                        71,563         42,965         31,450
                                                                        --------       --------       --------
                                                                                                   (Continued)


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Continued)

                                                                     YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1997         1996         1995
                                                                -------      ------       ------
                                                                             (IN THOUSANDS)

Net increase (decrease) in cash and due from banks                3,652        (709)       4,837
Cash and due from banks at beginning of year                      8,709       9,418        4,581
                                                                -------      ------       ------
Cash and due from banks at end of year                          $12,361      $8,709       $9,418
                                                                =======      ======       ======

SUPPLEMENTARY DISCLOSURES:

Cash paid for interest                                          $11,051      $9,471       $8,234
Cash paid for income taxes                                        1,224         934          264

Non-cash transactions:
   Transfers to other real estate owned                              --         200           --
   Change in unrealized gain (loss) on securities
     available for sale, net of estimated income taxes               87        (183)         263
   Transfer to securities available for sale during
     SFAS 115 `open window'                                          --          --        2,117


See accompanying notes to consolidated financial statements.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

     Boston Private Bancorp, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company, and Westfield Capital Management Company Inc. ("Westfield"). On October 31, 1997, the Company acquired Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests". Accordingly, the current and prior period results of operations of the Company have been restated to reflect the results of operations on a consolidated basis. On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In each of January and July 1996 and 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition. The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank and Westfield.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts. In December 1996, the Company invested substantially all of the proceeds of the $3.4 million of additional equity capital received from a Common Stock Offering in the Bank.

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. It also acts as the managing general partner for two limited partnerships. One of the partnerships invests primarily in technology stocks, and the other invests primarily in small capitalization equities.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Westfield. The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

     Certain amounts in prior years consolidated financial statements have been reclassified to conform with the current year's presentation.

Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers cash and due from banks to be cash equivalents. Cash flows relating to short term investments with original maturities of less than 90 days, loans, and deposits are presented net in the statements of cash flows.

Cash and Due From Banks

     The Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 1997, the daily amount required to be held was $1.2 million.

Investment and Mortgage-Backed Securities

     Investment and mortgage-backed securities are classified as held to maturity, available for sale, or trading. Securities are classified as held to maturity and carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities are classified as trading and carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. The Company classified its investment and mortgage-backed securities into two categories: held to maturity and available for sale; the Company has no securities held for trading.

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

Loans

     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. At December 31, 1997 and 1996 the amount of impaired loans was immaterial.

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

     In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was adopted by the Company effective January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The adoption of SFAS 125 did not have a material impact on the Company's consolidated financial statements.

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

Other Real Estate Owned

     Real estate acquired in settlement of loans is carried at the lower of cost or fair value minus anticipated selling costs. Losses realized subsequent to foreclosure are charged to operations as incurred or when it is determined that the initial value recorded exceeds the current fair value less anticipated selling costs. Related direct expenses, net of rental income, are reflected in operations when incurred. Gains or losses are realized in the consolidated statement of operations upon final disposition of the respective properties.

     The recognition of gains from the sale of other real estate owned is dependent on a number of factors relating to the nature of the property sold and the terms of the sale. If a real estate transaction does not meet established financial criteria, income recognition is deferred and recognized under the installment method or is deferred until such time as the criteria are met.

Premises and Equipment

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Excess of Costs Over Net Assets Acquired

     The excess of costs over net assets acquired is being amortized to expense using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances which might have diminished their value. During 1995, the acquisition of an investment management company generated additions to intangible assets of $4.3 million. Accumulated amortization amounted to $1,085,000, $763,000, and $441,000 at December 31, 1997, 1996 and 1995, respectively.

Investment Management and Trust Assets

     Investment management and trust assets amounted to $2.2 billion and $1.9 billion at December 31, 1997 and 1996, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

     The Company maintains a Section 401(k) savings plan for employees of the Company and the Bank. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company's contributions are charged against current operations in the year made.

     The Company maintains a defined contribution profit-sharing plan for the employees of Westfield. The annual contribution to the plan is determined by the Board of Directors of Westfield. The Company has contributed $288,000, $258,000, and $235,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation,". This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. It also permits a company to continue to measure compensation cost for such plans under Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting in APB 25. Under SFAS 123, companies which elect to follow the accounting in APB 25 must disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

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

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and the denominator of the basic EPS calculation to the numerator and the denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997, and requires restatement of all prior periods presented.

     The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended December 31.

                                      1997                           1996                            1995
                           ---------------------------     --------------------------      --------------------------
                                                 Per                            Per                             Per
                                                Share                          Share                           Share
                           Income     Shares    Amount     Income    Shares    Amount      Income    Shares    Amount
                           ------     ------    ------     ------    ------    ------      ------    ------    ------
                                                      (In thousands, except per share amounts)

BASIC EPS
   Net Income              $3,508     10,590    $0.33      $5,478    9,597     $0.57       $4,402     9,191    $0.48
                                                =====                          =====                           =====
EFFECT OF DILUTIVE
SECURITIES
   Stock Payable               --         23                   --      106                     --        70
   Stock Options               --        347                   --      177                     --       133
                           -----------------               ---------------                 ----------------
DILUTED EPS
                           --------------------------      -------------------------       -------------------------
   Net Income              $3,508     10,960    $0.32      $5,478    9,880     $0.55       $4,402     9,394    $0.47
                           ==========================      =========================       =========================


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  INVESTMENT SECURITIES

     A summary of investment securities follows:

                                          AVAILABLE FOR SALE                       HELD TO MATURITY
                               ---------------------------------------   -------------------------------------
                                             Unrealized                               Unrealized
                               Amortized   ---------------      Market   Amortized  ----------------    Market
                                 Cost      Gains    Losses       Value      Cost    Gains     Losses    Value
                               ---------   -----    ------      ------   ---------  -----     ------    ------
                                                                 (In thousands)

AT DECEMBER 31, 1997
U.S. Government and agencies    $17,589     $12     $ (18)     $17,583     $4,654     $ 2      $ --     $4,656
Municipal bonds                  19,151      42        --       19,193      5,000      22        --      5,022
                                --------------------------------------     -----------------------------------
   Total                        $36,740     $54     $ (18)     $36,776     $9,654     $24      $ --     $9,678
                                ======================================     ===================================


AT DECEMBER 31, 1996
U.S. Government and agencies    $14,635     $ 1     $ (71)     $14,565     $5,005     $--      $(11)    $4,994
Municipal bonds                  12,103       9       (40)      12,072      1,382       8        --      1,390
                                --------------------------------------     -----------------------------------
   Total                        $26,738     $10     $(111)     $26,637     $6,387     $ 8      $(11)    $6,384
                                ======================================     ===================================

     The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities:

                                                                 AFTER ONE, BUT                 AFTER FIVE, BUT
                                 WITHIN ONE YEAR                WITHIN FIVE YEARS               WITHIN TEN YEARS
                           -----------------------------   -----------------------------   ----------------------------
                                                Weighted                        Weighted                       Weighted
                           Amortized   Market    Average   Amortized   Market    Average   Amortized   Market   Average
                              Cost      Value     Yield       Cost      Value     Yield       Cost      Value    Yield
                           -----------------------------   -----------------------------   ----------------------------
                                                          (Dollars in thousands)
AVAILABLE FOR SALE:
   U.S. Government and
     agencies                $ 7,601   $ 7,595     5.65%     $ 2,988   $ 2,984     5.67%      $7,000    $7,003    7.22%
   Municipal bonds             4,369     4,374     3.72       13,072    13,098     4.33        1,710     1,722    4.49
                             -----------------               -----------------                ----------------
       Total                 $11,970   $11,969     4.95%     $16,060   $16,082     4.58%      $8,710    $8,725    6.68%
                             ==========================      ==========================       ========================


HELD TO MATURITY:
   U.S. Government and
     agencies                $ 4,003   $ 4,004     5.48%     $   650   $   652     5.68%      $   --    $   --      --
   Municipal bonds             1,156     1,158     4.98        3,845     3,864     3.91           --        --      --
                             -----------------               -----------------                ----------------
       Total                 $ 5,159   $ 5,162     5.37%     $ 4,495   $ 4,516     4.17%      $   --    $   --      --%
                             ==========================      ==========================       ========================

     The weighted average remaining life of investment securities available for sale and held to maturity at December 31, 1997 is 1.69 years and .39 years, respectively. As of December 31, 1997, approximately $9.0 million of securities available for sale and $200,000 of securities held to maturity were callable before maturity.

     The following table presents the sale of investment securities with the resulting realized gains, losses, and net proceeds from such sales:

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                1997          1996         1995
                                                ----          ----         ----
                                                         (IN THOUSANDS)

      Amortized cost of securities sold         $640        $18,669     $33,417
      Gains realized on sales                     10             38         237
      Losses realized on sales                    --             (5)         --
                                                ----        -------     -------
           Net proceeds from sales              $650        $18,702     $33,654
                                                ====        =======     =======

                BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities follows:

                                             HELD TO MATURITY
                                  -----------------------------------------
                                                Unrealized
                                  Amortized   ----------------       Market
                                    Cost      Gains     Losses       Value
                                  -----------------------------------------
                                              (In thousands)
        AT DECEMBER 31, 1997
        FIXED RATE:
           FHLMC                  $ 5,646      $ --      $ (84)      $ 5,562
           FNMA                     2,616         1        (55)        2,562
        ADJUSTABLE RATE:
           FNMA                       379         1         --           380
           GNMA                     9,482       155         --         9,637
                                  ------------------------------------------
              Total               $18,123      $157      $(139)      $18,141
                                  ==========================================

        AT DECEMBER 31, 1996
        FIXED RATE:
           FHLMC                  $ 7,840      $  4      $ (81)      $ 7,763
           FNMA                     5,453        --        (67)        5,386
        ADJUSTABLE RATE:
           FNMA                       394        --         (1)          393
           GNMA                    11,602       114         --        11,716
                                  ------------------------------------------
              Total               $25,289      $118      $(149)      $25,258
                                  ==========================================


     The following table sets forth the maturities of mortgage-backed securities at December 31, 1997 and the weighted average yields of such securities:

                           AFTER ONE, BUT                 AFTER FIVE, BUT
                          WITHIN FIVE YEARS              WITHIN TEN YEARS                AFTER TEN YEARS
                    -----------------------------   ----------------------------   ---------------------------
                                         Weighted                       Weighted                      Weighted
                    Amortized   Market    Average   Amortized   Market   Average   Amortized   Market  Average
                       Cost      Value     Yield       Cost      Value    Yield       Cost      Value   Yield
                    -----------------------------   ----------------------------   ---------------------------
                                                       (Dollars in thousands)
HELD TO MATURITY:
FIXED RATE:
   FHLMC              $3,992    $3,913     6.17%     $  688    $  685     6.20%    $   965    $   963     5.71%

   FNMA                   --        --       --       2,310     2,255     6.19%        307        308     5.67
ADJUSTABLE RATE:
   FNMA                   --        --       --          --        --       --         379        380     6.02
   GNMA                   --        --       --          --        --       --       9,482      9,637     6.43
                      ----------------               ----------------              ------------------
       Total          $3,992    $3,913     6.17%     $2,998    $2,940     6.19%    $11,133    $11,288     6.33%
                      =========================      =========================     ===========================


     These securities have final maturities ranging from 1 to 26 years. The weighted average remaining life of mortgage-backed securities is 17.1 years. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)  LOANS

     The Company's lending activities are conducted principally in the Boston Metropolitan Area and, to a lesser extent, elsewhere in Massachusetts and New England. The Company originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Company's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changing conditions in the New England economy. As of December 31, 1997, the Company had $54.5 million of fixed rate loans and $222.3 million of variable rate loans outstanding.

     The Company's lending limit to any single borrower is limited by regulation to approximately $4.9 million. The Bank had no relationships with an individual borrower at December 31, 1997 which were in excess of the legal lending limit established for Massachusetts state-chartered banks.

     Loans serviced for others were $2.6 million and $3.9 million at December 31, 1997 and 1996, respectively.

     Loans outstanding to executive officers and directors of the Company aggregated $293,000 at December 31, 1997 and 1996. An analysis of the activity of these loans is as follows:

                                        YEARS ENDED DECEMBER 31,
                                        -----------------------
                                        1997               1996
                                        ----               ----
                                             (IN THOUSANDS)

     Balance at beginning of year       $293               $303
        Repayments                        --                (10)
                                        ----               ----
     Balance at end of year             $293               $293
                                        ====               ====

     All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

     The following table presents a summary of risk elements within the loan portfolio:

                                                         DECEMBER 31,
                                               ------------------------------
                                                1997         1996       1995
                                               ------       ------     ------
                                                        (IN THOUSANDS)

     Nonaccrual loans                          $  722       $  976      $443
     Loans past due 90 days or more,
        but still accruing                         25            -       194
                                               ------       ------      ----
         Total nonperforming loans             $  747       $  976      $637
                                               ======       ======      ====

     Loans past due 30-89 days                 $1,632       $3,066      $304



     In addition to the loans reported in the category of Loans past due 30-89 days as of December 31, 1996, there were $2.3 million of loans that were in the process of being renewed at December 31, 1996 and were subsequently renewed. Management does not consider these loans to be includable in the past due category.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(6)  ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                  1997        1996       1995
                                                 ------      ------     ------
                                                        (IN THOUSANDS)

           Balance at beginning of year          $2,566      $1,942     $1,232
              Provision for loan losses             810         619        618
              Charge-offs                           (40)        (66)       (61)
              Recoveries                            309          71        153
                                                 ------      ------     ------
           Balance at end of year                $3,645      $2,566     $1,942
                                                 ======      ======     ======



     The following table represents the allocation of the allowance for loan losses as of the dates indicated:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                  1997        1996       1995
                                                 ------      ------     ------
                                                         (IN THOUSANDS)
           Loan category:
              Commercial                         $3,143      $2,296     $1,686
              Residential mortgage                  312         241        237
              Home equity and other                 190          29         19
                                                 ------      ------     ------
                Total                            $3,645      $2,566     $1,942
                                                 ======      ======     ======



(7)  OTHER REAL ESTATE OWNED

     The components of other real estate owned are as follows:

                                                    DECEMBER 31,
                                                  ---------------
                                                  1997       1996
                                                  ----       ----
                                                   (IN THOUSANDS)

           Land                                    $85       $85
                                                   ---       ---
               Total                               $85       $85
                                                   ===       ===

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(8)  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                                      DECEMBER 31,
                                                                 ESTIMATED      -------------------------
                                                                USEFUL LIFE       1997             1996
                                                                -----------     -------          --------
                                                                                     (IN THOUSANDS)

            Leasehold improvements                              5-9 Years       $ 1,988          $ 1,287
            Computer equipment                                  3-5 Years         1,016              750
            Furniture and fixtures                              5-7 Years         1,245              778
            Office equipment                                    5-7 Years           292              220
                                                                                -------          -------
                 Subtotal                                                         4,541            3,035
            Less accumulated depreciation and amortization                       (1,684)          (1,108)
                                                                                =======          =======
                 Total premises and equipment                                   $ 2,857          $ 1,927
                                                                                =======          =======

     Depreciation and amortization expense was $624,000, $417,000, and $245,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $848,000, $594,000 and $523,000, respectively. In October 1994, the Company executed a lease for new banking premises at Ten Post Office Square, Boston, Massachusetts. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at Ten Post Office Square.

     In January 1996, Westfield executed a lease for 11,320 square feet of office space at One Financial Center which expires in August 2001, and is renewable for an additional five years. Approximately 13% of this space is subleased to a tenant under a noncancellable operating lease which expires in August 2001. Rental income from this sublease agreement was $47,000 for the years ended December 31, 1997, 1996 and 1995.

     In November 1997, the Bank executed a lease for a 6,216 square foot building at 336 Washington Street, Wellesley, Massachusetts. This lease for this office expires in October 2012, and contains three five year options for renewal.

     The Company is obligated for minimum rental payments under these noncancellable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

                                                                MINIMUM
                                                            LEASE PAYMENTS
                                                            --------------
                                                            (IN THOUSANDS)

                 1998                                           $1,033
                 1999                                            1,055
                 2000                                            1,060
                 2001                                              961
                 2002                                              737
                 Thereafter                                      3,407
                                                                ======
                                                                $8,253
                                                                ======


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9)  DEPOSITS

     Deposits are summarized as follows:

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                      1997                1996
                                                                    -------              ------
                                                                           (IN THOUSANDS)

       Demand deposits                                              $ 36,848           $ 38,223
       NOW                                                            24,938             15,777
       Savings                                                         5,787              4,579
       Money market                                                  117,984             90,940
       Certificates of deposit under $100,000                         22,956             20,164
       Certificates of deposit $100,000 or greater                    49,788             39,619
                                                                    --------           --------
            Total                                                   $258,301           $209,302
                                                                    ========           ========


     Certificates of deposit had the following schedule of maturities:

                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                     1997                1996
                                                                    ------              ------
                                                                         (IN THOUSANDS)
       Less than 3 months remaining                                  $43,166            $39,826
       3 to 6 months remaining                                        10,406              7,490
       6 to 12 months remaining                                       10,084              4,855
       More than 12 months remaining                                   9,088              7,612
                                                                     -------            -------
            Total                                                    $72,744            $59,783
                                                                     =======            =======

     Interest expense on certificates of deposit greater than $100,000 was $2.4 million, $2.2 million, and $2.5 million for the years ended December 31, 1997, 1996, and 1995, respectively.


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

                                                                     DECEMBER 31,
                                                         -------------------------------------
                                                            1997         1996           1995
                                                         ----------    ---------      --------
                                                               (DOLLARS IN THOUSANDS)

      Outstanding                                        $    5,366    $    8,126      $3,798
      Maturity date                                       1/98-3/98     1/97-3/97        1/96

      Outstanding collateralized by U.S. Treasury
      and related agency securities with:
           Book value                                         5,400         8,173       3,825
           Market value                                       5,402         8,182       3,834
      Average outstanding for the year                        7,032         7,120       6,893
      Maximum outstanding at any month end                   10,685        11,544      14,778
      Weighted average rate at end of period                   4.45%         4.52%       4.62%
      Weighted average rate paid for the period                4.57%         4.72%       4.70%


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(11)  FEDERAL HOME LOAN BANK BORROWINGS

     A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

                                                              DECEMBER 31,
                                         ---------------------------------------------------
                                                 1997                        1996
                                         ----------------------      -----------------------
                                                       WEIGHTED                     WEIGHTED
                                                       AVERAGE                      AVERAGE
                                         AMOUNT          RATE         AMOUNT          RATE
                                         -------       --------      --------       --------
                                                          (DOLLARS IN THOUSANDS)

          Within 1 year                  $18,000         5.87%        $14,000         5.74%
          Over 1 year to 2 years          16,000         6.01          11,000         5.81
          Over 2 years to 3 years          7,000         6.19          10,500         6.23
          Over 3 years to 5 years         12,770         6.04           6,479         6.07
          Over 5 years                     6,456         6.31           3,554         6.34
                                         -------                      -------
                                         $60,226         6.03%        $45,533         5.96%
                                         =======         ====         =======         ====



     Borrowings from the Federal Home Loan Bank of Boston are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 1997 were $33.4 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $23.2 million at December 31, 1997. As of December 31, 1997, there were $13.3 million of federal funds purchased.

     As a member of the FHLB, the Bank is required to invest in the common stock of the FHLB in the amount of one percent of its outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of its outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 1997, the Bank's FHLB stock holdings were $3.5 million. The Bank's investment in FHLB stock is recorded at cost, and is redeemable at par.


(12)  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                        1997       1996       1995
                                                       ------     ------     ------
                                                            (IN THOUSANDS)

    Current expense:
        Federal                                        $1,254     $  946     $ 335
        State                                             370        245        28
                                                       ------     ------     -----
          Total current expense                         1,624      1,191       363
                                                       ------     ------     -----
    Deferred expense (benefit):
        Federal                                           202         11       214
        State                                              23         14         9
        Change in valuation reserve                        60         --      (482)
                                                       ------     ------     -----
          Total deferred expense (benefit)                285         25      (259)
                                                       ------     ------     -----
          Total income tax expense (benefit)           $1,909     $1,216     $ 104
                                                       ======     ======     =====


                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                             1997       1996        1995
                                                             ----       ----        ----

     Statutory federal income tax rate                       34.0%      34.0%       34.0%

     Increase (decrease) resulting from:
         Benefit of S-Corporation status                     (4.2)     (17.0)      (20.1)
        State income tax, net of Federal tax benefit          4.8        2.6          .5
       Amortization of intangibles                             .2         .2          .3
        Change in valuation allowance                                              (10.7)
                                                               --         --
       Tax exempt interest, net                              (5.8)      (1.2)       (2.0)
         Merger expense                                       4.0
                                                                          --          --
       Other, net                                             2.2        (.5)         .3
                                                             ----       ----        ----
     Effective federal income tax rate                       35.2%      18.1%        2.3%
                                                             ====       ====        ====



     The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                     1997         1996
                                                                    ------        -----
                                                                       (IN THOUSANDS)
      Gross deferred tax assets:
          Allowance for losses on loans and real estate             $  964        $665
          Depreciation                                                  62          86
            Organization costs                                         152          --
          Pre-operating costs                                          104         104
          Unrealized loss on securities available for sale              --          37
          Other                                                         46          34
                                                                    ------        ----
            Gross deferred tax assets                                1,328         926
            Valuation allowance                                        (60)         --
                                                                    ------        ----
               Total deferred tax assets                             1,268         926
      Gross deferred tax liabilities:
            Net receivables acquired                                   602          --
            Investment in partnerships                                  62          --
          Unrealized gain on securities available for sale              13          --
                                                                    ------        ----
            Total gross deferred tax liabilities                       677          --
                                                                    ------        ----
            Net deferred tax asset                                  $  591        $926
                                                                    ======        ====



     Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $1.7 million of future net taxable income to realize the net deferred tax asset at December 31, 1997. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(13)  EMPLOYEE BENEFITS

Employee 401(k) Plan

     The Company maintains a 401(k) Plan (the "Plan") for the benefit of employees at the Company and the Bank which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the Plan. Expenses associated with the 401(k) plan were $100,000, $93,000 and $71,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Profit Sharing Plan

     The Company maintains a Profit Sharing Plan (the "Plan") for the benefit of employees of Westfield which qualifies as a tax exempt plan under Sections 401 of the Internal Revenue Code. Generally, employees who are at least twenty-one
(21) years of age and have completed one year of service are eligible to participate in the Plan. Expenses associated with the profit sharing plan were $288,000, $258,000 and $235,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Stock Option Plans

     The Company offers options on its common stock to officers, key employees, and directors under an Incentive Stock Option Plan and a Directors' Stock Option Plan. APB 25 and related interpretations have been applied to account for these plans. Accordingly, no compensation cost has been charged against income. Had compensation cost been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

                                                          DECEMBER 31,
                                                -------------------------------
                                                 1997        1996         1995
                                                ------      ------       ------
                                                     (DOLLARS IN THOUSANDS)
           Net income:
              As reported                       $3,508      $5,478       $4,402
              Proforma                           3,141       5,335        4,331
           Basic earnings per share:
              As reported                       $ 0.33      $ 0.57       $ 0.48
              Proforma                            0.30        0.56         0.47
           Diluted earnings per share:
              As reported                       $ 0.32      $ 0.55       $ 0.47
              Proforma                            0.29        0.54         0.46


     Under the 1997 Incentive Stock Option Plan, the Company may grant options to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the Directors' Stock Option Plan, the Company may grant options to its non-employee directors for up to 200,000 shares of common stock. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period under the 1997 Incentive Stock Option Plan, and options are fully vested three years after the grant date. Under the Directors' Stock Option Plan, options generally vest one year after the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: expected volatility of 40% ; expected life of 7 years; and risk-free interest rates of 5% in 1997, 6% in 1996 and 7% in 1995.

                BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996, and 1995, and changes during the years then ended are presented below.

                                                 1997                           1996                            1995
                                      ---------------------------    ---------------------------     ---------------------------
                                       NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED        NUMBER OF       WEIGHTED
                                      UNEXERCISED      AVERAGE       UNEXERCISED       AVERAGE       UNEXERCISED      AVERAGE
                                        OPTIONS      OPTION PRICE      OPTIONS      OPTION PRICE       OPTIONS      OPTION PRICE
                                      -----------    ------------    -----------    ------------     -----------    ------------

  Options at beginning of year           550,202         $2.82         494,152          $2.58         393,402          $2.48
     Granted                             277,300          6.75         148,050           3.82         141,800           3.06
     Exercised                           (29,250)         2.39         (40,075)          2.66            (187)          2.00
     Canceled                               (800)         3.46         (51,925)          3.43         (40,863)          3.27
                                         -------                       -------                        -------
  Options at end of year                 797,452         $4.21         550,202          $2.82         494,152          $2.58
                                         =======         =====         =======          =====         =======          =====

  Options exercisable at year end        481,727         $2.91         390,215          $2.53         277,777          $2.39
                                         =======         =====         =======          =====         =======          =====

  Weighted average fair value of
     options granted during the year                     $3.62                          $2.03                          $1.67
                                                         =====                          =====                          =====


     The following table summarizes information about fixed stock options outstanding at December 31, 1997.


                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                    -----------------------------------------  -------------------------
                                                  WEIGHTED AVG   WEIGHTED AVG               WEIGHTED AVG
                                      NUMBER        REMAINING      EXERCISE      NUMBER       EXERCISE
    RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE          PRICE      EXERCISABLE     PRICE
                                    -----------------------------------------  -------------------------

             $2.00 to $3.00           371,452         6.0          $2.44         356,077       $2.43
             $3.50 to $4.00            98,400         8.1           3.64          56,100        3.67
             $4.13 to $5.83           159,800         8.9           4.95          67,675        4.71
             $6.00 to $7.00            42,000         9.5           6.18           1,875        7.00
             $8.13 to $8.44           125,800         9.8           8.26              --          --
                                      -------                                    -------
             $2.00 to $8.44           797,452         7.6          $4.21         481,727       $2.91
                                      =======         ===          =====         =======       =====




 (14)  OTHER OPERATING EXPENSE

     Major components of other operating expense are as follows:


                                                          YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                     1997          1996          1995
                                                    ------        ------        ------
                                                               (IN THOUSANDS)

           Forms and supplies                       $  293        $  255        $  291
           Telephone                                   143           136           103
           Training and education                      116            83            49
           Publications and subscriptions               96            57            23
           Postage                                      85            99            71
           Insurance                                    87            77            67
           Other                                       545           346           432
                                                    ------        ------        ------
                Total                               $1,365        $1,053        $1,036
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

     Financial instruments with off-balance sheet risk are summarized as follows:


                                                      DECEMBER 31,
                                                 -----------------------
                                                   1997            1996
                                                 -------         -------
                                                     (IN THOUSANDS)

           Commitments to originate loans        $16,472         $ 7,248
           Unused lines of credit                 54,101          35,111
           Standby letters of credit               4,807           2,425


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


(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole.

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

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The book values and fair values for the Company's financial instruments are as follows:

                                                                                  DECEMBER 31,
                                                            ------------------------------------------------------
                                                                        1997                       1996
                                                            ----------------------------   -----------------------
                                                                                (IN THOUSANDS)
                                                              BOOK                          BOOK
                                                             VALUE        FAIR VALUE        VALUE       FAIR VALUE
                                                            --------      ----------        -----       ----------
ASSETS:
Cash and due from banks                                     $ 12,361       $ 12,361        $ 8,709        $ 8,709
Federal funds sold                                             1,200          1,200          6,950          6,950
Investment securities                                         46,430         46,454         33,024         33,021
Mortgage-backed securities                                    18,123         18,141         25,289         25,258
Stock in the Federal Home Loan Bank of Boston                  3,511          3,511          3,317          3,317
Loans receivable (net of allowance for loan losses):
     Commercial                                              131,542        134,642         95,444         95,926
     Residential mortgage                                    124,553        125,263         96,337         95,355
     Home equity and other                                    17,085         17,085         11,760         11,760
Accrued interest receivable                                    2,169          2,169          1,745          1,745

LIABILITIES:
Deposits:
     Demand deposits                                          36,848         36,848         38,223         38,223
     NOW                                                      24,938         24,938         15,777         15,777
     Savings                                                   5,787          5,787          4,579          4,579
     Money market                                            117,984        117,984         90,940         90,940
     Certificates of deposit under $100,000                   22,956         23,114         20,164         20,208
     Certificates of deposit $100,000 or more                 49,788         49,845         39,619         39,647
Securities sold under agreements to repurchase                 5,366          5,366          8,126          8,126
FHLB borrowings                                               60,226         60,046         45,533         45,380
Other short-term borrowings                                      837            837          1,035          1,188
Accrued interest payable                                         609            609            348            348



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

Investment and mortgage-backed securities

     The fair values presented for investment and mortgage-backed securities are based on quoted bid prices received from a third party pricing service.

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

Securities sold under agreements to repurchase

     The carrying values reported in the balance sheet for repurchase agreements approximate fair value because of the short-term nature of these instruments.

Other short-term borrowings

     The fair value reported for other short-term borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for debt of similar maturities.

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

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17)  BOSTON PRIVATE BANCORP, INC. (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEETS

                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997         1996
                                                     -------       -------
                                                         (IN THOUSANDS)

ASSETS:
Cash                                                 $   115       $   466
Investment in subsidiaries                            25,677        25,329
Goodwill                                                  --           298
Other assets                                             241             6
                                                     -------       -------

     Total assets                                    $26,033       $26,099
                                                     =======       =======

LIABILITIES:
Stock payable                                        $    --       $   298
Accounts payable                                          98            --
                                                     -------       -------
     Total liabilities                                    98           298
                                                     -------       -------

STOCKHOLDERS' EQUITY:
    Common stock, $1.00 par value per share;
      authorized:  18,000,000 shares issued:
      10,641,100 shares in 1997 and
      10,321,456 shares in 1996                       10,641        10,321
    Additional paid-in capital                        12,140        11,991
    Retained earnings                                  3,800         4,400
     Stock subscriptions receivable                     (669)         (847)
    Unrealized gain (loss) on securities
      available for sale, net                             23           (64)
                                                     -------       -------
    Total stockholders' equity                        25,935        25,801
                                                     -------       -------

     Total liabilities and stockholders' equity      $26,033       $26,099
                                                     =======       =======


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1997         1996         1995
                                                           ------       ------       ------
                                                                    (IN THOUSANDS)

INCOME:
     Interest on cash in banks                             $   11       $   11       $   10
     Dividends from subsidiaries                              600           --           --
                                                           ------       ------       ------
    Total income                                              611           11           10
                                                           ------       ------       ------
EXPENSES:
     Other expenses                                           126           24           22
     Merger expenses                                        1,021           --           --
                                                           ------       ------       ------
   Total expenses                                           1,147           24           22
                                                           ------       ------       ------

Loss before income taxes                                     (536)         (13)         (12)
     Income tax benefit                                      (229)          (6)          --
                                                           ------       ------       ------
Loss  before equity in undistributed
     earnings of subsidiaries                                (307)          (7)         (12)
     Equity in undistributed earnings of subsidiaries       3,815        5,485        4,414
                                                           ------       ------       ------

NET INCOME                                                 $3,508       $5,478       $4,402
                                                           ======       ======       ======

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                              1997          1996          1995
                                                             -------       -------       -------
                                                                        (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                               $ 3,508       $ 5,478       $ 4,402
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Equity in undistributed earnings of subsidiaries       (3,815)       (5,485)       (4,414)
       (Increase) decrease in other assets                      (235)           (6)           --
       Increase (decrease) in other liabilities                   98            --            --
                                                             -------       -------       -------
       Total adjustments                                      (3,952)       (5,491)       (4,414)
                                                             -------       -------       -------
         Net cash used in operating activities                  (444)          (13)          (12)
                                                             -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital investment in subsidiary Bank                         (78)       (3,063)         (597)
                                                             -------       -------       -------
         Net cash used in investing activities                   (78)       (3,063)         (597)
                                                             -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        322         3,363            --
   Proceeds from exercise of stock options                       147           112            --
   Increase (decrease) in common stock payable                  (298)         (299)          597
                                                             -------       -------       -------
         Net cash provided by financing activities               171         3,176           597
                                                             -------       -------       -------
         Net increase (decrease) in cash                        (351)          100           (12)
         Cash at beginning of year                               466           366           378
                                                             -------       -------       -------
         Cash at end of year                                 $   115       $   466       $   366
                                                             =======       =======       =======



(18)  REGULATORY MATTERS

     The Company and its subsidiaries are subject to extensive regulation and examination by the Massachusetts Commissioner of Banks and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The Bank was last examined by the FDIC in January of 1997 and by the Massachusetts Commissioner of Banks in November 1995. The Company was examined by the Federal Reserve Bank of Boston in September 1997.

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

                  BOSTON PRIVATE BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Current Federal Deposit Insurance Corporation regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance-sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance-sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Actual capital amounts and regulatory capital requirements as of December 31, 1997 and 1996 are presented in the tables below.

                                                                                             TO BE WELL CAPITALIZED UNDER
                                                                FOR CAPITAL ADEQUACY           PROMPT CORRECTIVE ACTION
                                          ACTUAL                     PURPOSES                         PROVISIONS
                                   ----------------        -----------------------------     -----------------------------
                                   AMOUNT     RATIO        AMOUNT                RATIO       AMOUNT                RATIO
                                   ------     -----        ------             ----------     ------              ---------
AS OF DECEMBER 31, 1997:

   Total risk-based capital
       Company                    $25,000     11.07%      $18,073    [greater than] 8.0%    $22,590    [greater than] 10.0%
       Bank                        23,756     10.68%       17,788    [greater than] 8.0%     22,235    [greater than] 10.0%
   Tier I risk-based
       Company                     22,166      9.81%        9,036    [greater than] 4.0%     13,554    [greater than]  6.0%
       Bank                        20,966      9.43%        8,894    [greater than] 4.0%     13,341    [greater than]  6.0%
    Tier I leverage capital
       Company                     22,166      6.54%       13,554    [greater than] 4.0%     16,943    [greater than]  5.0%
       Bank                        20,966      6.28%       13,354    [greater than] 4.0%     16,693    [greater than]  5.0%

AS OF DECEMBER 31, 1996:

   Total risk-based capital
       Company                    $24,847     14.10%      $14,098    [greater than] 8.0%    $17,623    [greater than] 10.0%
       Bank                        20,911     12.17%       13,746    [greater than] 8.0%     17,183    [greater than] 10.0%
   Tier I risk-based
       Company                     22,644     12.85%        7,049    [greater than] 4.0%     10,574    [greater than]  6.0%
       Bank                        18,758     10.92%        6,873    [greater than] 4.0%     10,310    [greater than]  6.0%
    Tier I leverage capital
       Company                     22,644      7.83%       11,565    [greater than] 4.0%     14,456    [greater than]  5.0%
       Bank                        18,758      6.59%       11,393    [greater than] 4.0%     14,242    [greater than]  5.0%


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

     Notwithstanding the Court's dismissal of the underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties. The time for an appeal by plaintiff has not yet run because no judgment has been obtained for or against the other defendants remaining in the case. The Bank continues to believe it has valid defenses to, and will vigorously defend, all claims and allegations of wrongdoing in connection with the transaction. The Company has previously incurred legal expenses of approximately $15,000 net of recoveries under an insurance policy. No further estimate of any loss can be made at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

The information called for by Items 9-12 of Part III of Form 10-KSB is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.


ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K.


(a)             EXHIBITS


EXHIBIT NO.                        DESCRIPTION                          PAGE
-----------                        -----------                          ----

3.1(i)          Articles of Organization incorporated herein
                by reference to Exhibit 3.1 to the Company's
                Current Report on Form 8-K filed with the
                Commission on May 27, 1994 (the "Form 8-K").........      --

3.1(ii)         By-Laws of the Company incorporated herein
                by reference to Exhibit 3.2 to Form 8-K.............      --

4.1             Instruments Defining the Rights of Security
                Holders, including Indentures incorporated
                herein by reference to the Articles of
                Organization and the By-Laws of the Company
                set forth in Exhibits 3.1 and 3.2 to Form...........      --
                8-K.

10.1            Employee Incentive Stock Option Plan
                incorporated herein by reference to Exhibit
                10.5 to the Company's Registration Statement
                on Form S-1 filed with the Commission on
                April 1, 1991 (33-39690) (the "Form S-1").+.........      --

10.2            Employee Incentive Compensation Plan
                incorporated herein by reference to Exhibit
                10.6 to the Form S-1................................      --

10.3            Directors' Stock Option Plan adopted May 26,
                1993 as amended March 15, 1995 incorporated
                herein by reference to Exhibit 10.3 to the
                Company's Form 10-KSB for the fiscal year
                ended December 31, 1996 filed with the
                Commission on March 25, 1997........................      --

10.4            Employment Agreement dated January 1, 1996
                by and among the Company, the Bank and
                Timothy L. Vaill.+..................................      --

10.5            Commercial Lease dated October 31, 1994, by
                and between the Company and Leggat McCall
                Properties Management, Inc. incorporated
                herein by reference to Exhibit 10.10 to the
                Company's Annual Report on Form 10-K for the
                year ended December 31, 1994........................      --

10.6            Asset Purchase Agreement dated as of June 16,
                1995 by and among the Company and the stockholders
                of CH&P, Inc., incorporated herein by reference
                to Exhibit 10.1 to the Company's Current Report
                on Form 8-K filed with the Commission on
                June 28, 1995.......................................      --

10.7            Agreement and Plan of Merger dated August 13,
                1997, by and among the Company, Boston Private
                Investment Management Inc., and the stockholders
                of Westfield, incorporated by reference to the
                Company's current report on Form 8-K filed with
                the Commission on August 21, 1997...................      --

10.8            Employment agreement dated August 13, 1997
                by and among the Company, Westfield, and
                Arthur J. Bauernfeind.*+...............................    61

10.9            Employment agreement dated August 13, 1997
                by and among the Company, Westfield, and
                C. Michael Hazard.*+ ..................................    81

21              Subsidiaries of the Company incorporated
                herein by reference to Exhibit 22.0 to Form S-1........    --

23.1            Independent Auditors' Consent.* .......................   101


(B)             REPORTS ON FORM 8-K

                A Current Report on Form 8-K was filed on November 14, 1997, reporting the acquisition of Westfield Capital Management, Inc., and filing certain financial statements of Westfield.



* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 1998.


                                      Boston Private Bancorp, Inc.



                                      By: /s/ Timothy L. Vaill
                                          -------------------------------------
                                          Timothy L. Vaill
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                      By: /s/ Walter M. Pressey
                                          -------------------------------------
                                          Walter M. Pressey
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the date indicated.



/s/ Charles O. Wood, III        Chairman of the Board        February 27, 1998
----------------------------
Charles O. Wood, III



/s/ Herbert S. Alexander        Director                     February 27, 1998
----------------------------
Herbert S. Alexander



/s/ John M. Barry               Director                     February 27, 1998
----------------------------
John M. Barry



/s/ Arthur J. Bauernfeind       Director                     February 27, 1998
----------------------------
Arthur J. Bauernfeind



/s/ Eugene S. Colangelo         Director                     February 27, 1998
----------------------------
Eugene S. Colangelo

Michael S. Davis                        Director            February 27, 1998
----------------------------------
Michael S. Davis




/s/ C. Michael Hazard                    Director            February 27, 1998
----------------------------------
C. Michael Hazard




/s/ Lynn Thompson Hoffman                Director            February 27, 1998
----------------------------------
Lynn Thompson Hoffman




/s/ E. Christopher Palmer                Director            February 27, 1998
----------------------------------
E. Christopher Palmer



/s/ Robert A. Radloff                    Director            February 27, 1998
----------------------------------
Robert A. Radloff



/s/ Dr. Allen Sinai                      Director            February 27, 1998
----------------------------------
Dr. Allen Sinai



/s/ Timothy L. Vaill                     Director            February 27, 1998
----------------------------------
Timothy L. Vaill