Form 10-Q
period 1998-03-31
BOSTON PRIVATE BANCORP INC
filed 1998-05-14
CIK 821127

      As filed with the Securities and Exchange Commission on May 14, 1998
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the quarterly period ended MARCH 31, 1998

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _______ to _______.


                         Commission File Number: 0-17089


                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                COMMONWEALTH OF MASSACHUSETTS                                     04-2976299
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

        TEN POST OFFICE SQUARE
         BOSTON, MASSACHUSETTS                                          02109
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (617) 912-1900


                          BOSTON PRIVATE BANCORP, INC.
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of APRIL 30, 1998:

Common Stock - Par Value $1.00                                 10,694,669 Shares
------------------------------                                 -----------------
           (class)                                               (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----

         Cover Page                                                            1

         Index                                                                 2



                   PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

            Consolidated Balance Sheets                                        3

            Consolidated Statements of Operations                              4

            Consolidated Statements of Changes in Stockholders' Equity         5

            Consolidated Statements of Cash Flows                              6

            Notes to Consolidated Financial Statements                       7 - 8

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9 - 15

Item 3   Quantitative and Qualitative Disclosures about Market Risk            16



                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                     16

Item 2   Changes in Securities and Use of Proceeds                             16

Item 3   Defaults upon Senior Securities                                       16

Item 4   Submission of Matters to a Vote of  Security Holders                  16

Item 5   Other Information                                                     16

Item 6   Exhibits and Reports on Form 8-K                                      16

         Signature Page                                                        17

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,            DECEMBER 31,
                                                          1998                   1997
                                                       ---------            ------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                            $ 10,298              $ 12,361
     Federal funds sold                                   21,450                 1,200
     Investment securities available for sale
       (amortized cost of $39,749
       and $36,740, respectively)                         39,688                36,776
     Investment securities held to maturity
       (market value of $9,146
       and $9,678, respectively)                           9,120                 9,654
     Mortgage-backed securities held to maturity
       (market value of $16,150
       and $18,141, respectively)                         16,083                18,123
     Loans receivable:
       Commercial                                        131,951               134,685
       Residential mortgage                              133,255               124,865
       Home equity                                        14,311                16,969
       Other                                                 262                   306
                                                        --------              --------
          Total loans                                    279,779               276,825
    Less allowance for loan losses                        (3,555)               (3,645)
                                                        --------              --------
          Net loans                                      276,224               273,180

     Stock in the Federal Home Loan Bank of Boston         4,027                 3,511
     Other real estate owned                                 127                    85
     Premises and equipment, net                           3,029                 2,857
     Excess of cost over net assets acquired, net          3,666                 3,746
     Management fees receivable                            3,298                 2,750
     Accrued interest receivable                           2,301                 2,169
     Other assets                                          3,270                 2,530
                                                        --------              --------

          Total assets                                  $392,581              $368,942
                                                        ========              ========
LIABILITIES:
     Deposits                                           $279,684              $258,301
     Securities sold under agreements to repurchase        9,640                 5,366
     Federal funds purchased                                  --                13,255
     FHLB borrowings                                      70,114                60,226
     Other short-term borrowings                             320                   837
     Accrued interest payable                                665                   609
     Other liabilities                                     4,573                 4,413
                                                        --------              --------
          Total liabilities                              364,996               343,007
                                                        --------              --------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
       authorized:  18,000,000 shares
       issued: 10,685,450 shares in 1998 and
       10,641,100 shares in 1997                          10,685                10,641
     Additional paid-in capital                           12,455                12,140
     Retained earnings                                     4,988                 3,800
     Stock subscriptions receivable                         (504)                 (669)
     Accumulated other comprehensive income (loss)           (39)                   23
                                                        --------              --------
          Total stockholders' equity                      27,585                25,935
                                                        --------              --------

        Total liabilities and stockholders' equity      $392,581              $368,942
                                                        ========              ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   -----------      -----------
                                                                       1998             1997
                                                                   -----------      -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and dividend income:
      Commercial loans                                             $     3,076      $     2,219
      Residential mortgage loans                                         2,348            1,799
      Home equity and other loans                                          332              251
      Investment securities                                                570              409
      Mortgage-backed securities                                           266              370
      FHLB stock dividends                                                  64               52
      Federal funds sold                                                    86               45
      Deposits in banks                                                     40               38
                                                                   -----------      -----------
           Total interest and dividend income                            6,782            5,183
                                                                   -----------      -----------
Interest expense:
      Savings and NOW                                                      102               88
      Money market                                                       1,139              809
      Certificates of deposit                                            1,065              856
      Federal funds purchased                                               39               49
      Securities sold under agreements to repurchase                        52               89
      FHLB borrowings                                                    1,101              685
      Other short-term borrowings                                           14                7
                                                                   -----------      -----------
           Total interest expense                                        3,512            2,583
                                                                   -----------      -----------
           Net interest income                                           3,270            2,600
      Provision for loan losses                                            284               38
                                                                   -----------      -----------
           Net interest income after provision for loan losses           2,986            2,562
                                                                   -----------      -----------
Fees and other income:
      Investment management and trust                                    3,740            2,961
      Equity in earnings of partnerships                                   205              (37)
      Deposit account service charges                                       51               40
      Gain on sale of loans                                                 39               16
      Gain on sale of investment securities                                 55               --
      Other                                                                 55               71
                                                                   -----------      -----------
           Total fees and other income                                   4,145            3,051
                                                                   -----------      -----------
Operating expense:
      Salaries and employee benefits                                     3,826            3,087
      Occupancy                                                            329              216
      Equipment                                                            157              131
      Professional services                                                368              499
      Marketing                                                             94               71
      Business development                                                 128              113
      Amortization of intangibles                                           81               81
      Merger expenses                                                       --               92
      Other                                                                351              249
                                                                   -----------      -----------
           Total operating expense                                       5,334            4,539
                                                                   -----------      -----------
           Income before income taxes                                    1,797            1,074
      Income tax expense                                                   609              264
                                                                   -----------      -----------
           Net income                                              $     1,188      $       810
                                                                   ===========      ===========
Per share data:
                                                                   ===========      ===========
       Basic earnings per share                                    $      0.11      $      0.08
                                                                   ===========      ===========
       Diluted earnings per share                                  $      0.11      $      0.07
                                                                   ===========      ===========
       Average common shares outstanding                            10,671,213       10,548,749
                                                                   ===========      ===========
       Average diluted shares outstanding                           11,081,198       10,868,020
                                                                   ===========      ===========
Proforma information:
       Net income                                                  $     1,188      $       810
       Proforma adjustment for income taxes of acquired entity
       previously filing as an S-Corporation                                --               69
                                                                   -----------      -----------
       Proforma net income after adjustment for income taxes       $     1,188      $       741
                                                                   ===========      ===========
       Proforma basic earnings per share                           $      0.11      $      0.07
                                                                   ===========      ===========
       Proforma diluted earnings per share                         $      0.11      $      0.07
                                                                   ===========      ===========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                   ACCUMULATED
                                                    ADDITIONAL                                        OTHER
                                          COMMON     PAID-IN        RETAINED          STOCK       COMPREHENSIVE
                                          STOCK      CAPITAL        EARNINGS      SUBSCRIPTIONS   INCOME (LOSS)    TOTAL
                                         -------   -----------    -------------   -------------   -------------   -------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1996             $10,321     $11,991         $ 4,400          $(847)          $ (64)      $25,801
  Net income                                  --          --             810             --              --           810
  Other comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale             --          --              --             --             (73)
                                                                                                                      (73)
                                                                                                                  -------
  Total other comprehensive income                                                                                    737

  Proceeds from issuance of
    231,000 shares of common stock           231         (82)             --             --              --           149
  Stock subscription payments                 --          --              --            166              --           166
  S-Corporation dividends paid                --          --          (2,088)            --              --        (2,088)
                                         -------     -------         -------          -----           -----       -------
Balance at March 31, 1997                 10,552      11,909           3,122           (681)           (137)       24,765

Balance at December 31, 1997              10,641      12,140           3,800           (669)             23        25,935
  Net income                                  --          --           1,188             --              --         1,188
  Other comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale             --          --              --             --             (62)          (62)
                                                                                                                  -------
  Total other comprehensive income                                                                                  1,126
  Stock options exercised                     44         315              --             --              --           359
  Stock subscription payments                 --          --              --            165              --           165
                                         =======     =======         =======          =====           =====       =======
Balance at March 31, 1998                $10,685     $12,455         $ 4,988          $(504)          $ (39)      $27,585
                                         =======     =======         =======          =====           =====       =======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                         1998            1997
                                                                                       --------        --------
                                                                                            (IN THOUSANDS)

Cash flows from operating activities:
      Net income                                                                       $  1,188        $    810
      Adjustments to reconcile net income to net cash from operating activities:
           Depreciation and amortization                                                    292             207
           Gain on sale of loans                                                            (39)            (16)
           Gain on sale of investment securities                                            (55)             --
           Provision for loan losses                                                        284              38
           Distributed (undistributed) earnings of partnership investments                 (205)          1,127
           Loans originated for sale                                                     (5,495)         (1,373)
           Proceeds from sale of loans                                                    5,534           1,389
           (Increase) decrease in:
                Accrued interest receivable                                                (132)           (208)
                Investment management fees receivable                                      (548)            (56)
                Other assets                                                               (535)           (694)
           Increase (decrease) in:
                Accrued interest payable                                                     56              93
                Other liabilities                                                           160             208
                                                                                       --------        --------
                     Net cash provided (used) by operating activities                       505           1,525
                                                                                       --------        --------

Cash flows from investing activities:
      Net decrease (increase) in fed funds sold                                         (20,250)          2,250
      Investment securities available for sale:
           Purchases                                                                    (20,480)         (2,160)
           Sales                                                                         14,583              --
           Maturities                                                                     2,880              55
      Investment securities held to maturity:
           Purchases                                                                       (874)             --
           Maturities                                                                     1,400              --
      Mortgage-backed securities held to maturity:
           Principal payments                                                             2,028           1,922
      Net decrease (increase) in loans                                                   (3,309)            461
      Purchase of FHLB stock                                                               (516)             --
      Recoveries on loans previously charged off                                              2              31
      Capital expenditures                                                                 (329)           (824)
                                                                                       --------        --------
                     Net cash provided (used) by investing activities                   (24,865)          1,735
                                                                                       --------        --------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                                21,383          (2,062)
      Net increase (decrease) in repurchase agreements                                    4,274           2,776
      Net increase (decrease) in federal funds purchased                                (13,255)             --
      FHLB advances:
           Proceeds                                                                      24,180          23,120
           Repayments                                                                   (14,292)        (24,606)
      Net increase (decrease) in other short-term borrowings                               (517)           (377)
      S-corporation dividends paid                                                           --          (2,089)
      Proceeds from stock subscriptions receivable                                          165             165
      Proceeds from issuance of common stock                                                359              --
                                                                                       --------        --------
                     Net cash provided (used) by financing activities                    22,297          (3,073)
                                                                                       --------        --------

      Net increase (decrease) in cash and due from banks                                 (2,063)            187
      Cash and due from banks at beginning of year                                       12,361           8,709
                                                                                       --------        --------
      Cash and due from banks at end of period                                         $ 10,298        $  8,896
                                                                                       ========        ========

Supplementary disclosures of cash flow information:
      Cash paid during the period for interest                                         $  3,455        $  2,483
      Cash paid during the period for income taxes                                          700             266
Supplementary disclosures of non-cash activities:
           Transfer of loans to other real estate owned                                      42              --

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), and Boston Private Investment Management, Inc. ("BPIM"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Asset Management Corporation, and BPIM's consolidated financial statements include the accounts of its wholly-owned subsidiary, Westfield Capital Management, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 1997 Annual Report to Shareholders.

(2)   EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31:

                                                 1998                       1997
                                       ------------------------    ------------------------
                                                          Per                         Per
                                                         Share                       Share
                                       Income   Shares   Amount    Income   Shares   Amount
                                       ------------------------    ------------------------
                                              (In thousands, except per share amounts)
  BASIC EPS
     Net Income                        $1,188   10,671    $0.11     $810    10,549    $0.08
                                                          =====                       =====

  EFFECT OF DILUTIVE SECURITIES
     Stock Options                         --      410                --       319
                                       ------ --------              --------------

  DILUTED EPS
                                       ------------------------    ------------------------
     Net Income                        $1,188   11,081    $0.11     $810    10,868    $0.07
                                       ========================    ========================


(3)   RECLASSIFICATIONS

Certain fiscal 1997 information has been reclassified to conform with the 1998 presentation.

(4)   RECENT ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company has adopted SFAS 130 effective for the current quarter. SFAS 130 requires the presentation of information already contained in the Company's financial statements and therefore adoption did not have an impact on the Company's financial position or result of operations.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements, and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. Operating segments are components of an entity about which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that public entities report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires reconciliation of the amounts disclosed for segments to corresponding amounts in the consolidated financial statements. However, this Statement does not require an entity to report information that is not prepared for internal use if reporting it would be impracticable. The Statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. This Statement only affects presentation in the financial statements, it will have no impact on the Company's results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1998


This quarterly report contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward-looking statements.

GENERAL

Boston Private Financial Holdings, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company (the "Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). Effective April 22, 1998, the Company changed its name from Boston Private Bancorp, Inc. to Boston Private Financial Holdings, Inc.

On October 31, 1997, the Company acquired Westfield Capital Management Company Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. Concurrent with the acquisition, the Company formed a subsidiary, Boston Private Investment Management, Inc., as a holding company for Westfield. The acquisition was accounted for as a "pooling of interests." Accordingly, the current and prior period results of operations of the Company have been restated to reflect the results of operations on a consolidated basis.

The Company conducts substantially all of its business through its wholly-owned operating subsidiaries, the Bank and Westfield. The Company's and the Bank's principal office is located at Ten Post Office Square, Boston, Massachusetts, and Westfield is located at One Financial Center, Boston, Massachusetts.

The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and personal loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

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


FINANCIAL CONDITION

TOTAL ASSETS Total assets increased $23.7 million, or 6.4% from $368.9 million at December 31, 1997 to $392.6 million at March 31, 1998. Strong deposit growth and a corresponding increase in short-term federal funds sold funded most of this increase. Increases in both the loan and investment portfolios were funded by deposit growth, and to a lesser extent, borrowings.

INVESTMENTS Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $100.7 million, or 25.6% of total assets, at March 31, 1998, compared to $81.6 million, or 22.1% of total assets, at December 31, 1997. Funds from the sale of $14.6 million of municipal securities, the maturity of $4.2 million of U.S. government and agency obligations, and $2.0 million of principal repayments on mortgage-backed securities were reinvested in $21.3 million of municipal securities and U.S. government and agency obligations. Management evaluates investment alternatives in order to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including the expectation of movements in market interest rates and loan demand.

The following table is a summary of investment and mortgage-backed securities as of March 31, 1998 and December 31, 1997:

                                        AVAILABLE FOR SALE                       HELD TO MATURITY
                               ------------------------------------    ------------------------------------
                                             Unrealized                              Unrealized
                               Amortized   --------------    Market    Amortized   --------------    Market
                                 Cost      Gains   Losses    Value       Cost      Gains   Losses    Value
                               ---------   -----   ------   -------    ---------   -----   ------   -------
                                                              (In thousands)
AT MARCH 31, 1998
U.S. Government and agencies    $19,094     $ 2     $(53)   $19,043     $ 3,655     $  3   $  --    $ 3,658
Municipal bonds                  20,655      11      (21)    20,645       5,465       24      (1)     5,488
Mortgage-backed securities        --         --       --      --         16,083      140     (73)    16,150
                                =======     ===     ====    =======     =======     ====   =====    =======
   Total investments            $39,749     $13     $(74)   $39,688     $25,203     $167   $ (74)   $25,296
                                =======     ===     ====    =======     =======     ====   =====    =======


AT DECEMBER 31, 1997
U.S. Government and agencies    $17,589     $12     $(18)   $17,583     $ 4,654     $  2   $  --    $ 4,656
Municipal bonds                  19,151      42       --     19,193       5,000       22      --      5,022
Mortgage-backed securities        --         --       --      --         18,123      157    (139)    18,141
                                =======     ===     ====    ========    =======     ====   =====    =======
   Total investments            $36,740     $54     $(18)   $36,776     $27,777     $181   $(139)   $27,819
                                =======     ===     ====    ========    =======     ====   =====    =======


LOANS Total loans increased $3.0 million during the first quarter of 1998 from $273.2 million, or 74.0% of total assets, at December 31, 1997, to $276.2 million, or 70.4% of total assets, at March 31, 1998. This increase was due to increases in residential mortgage loans, partially offset by decreases in the commercial and home equity portfolios.

Interest rates affect both the level of new loan originations and refinances or paydowns of existing loans. During the first quarter of 1998, interest rates were at fairly stable, low levels, and competition for new residential and commercial loans and refinances was very strong. Residential mortgage loans increased $8.4 million, or 6.7% as a result of new loan originations. The decreases in the commercial loan and home equity portfolios during the first quarter of 1998 were mainly due to paydowns on lines of credit.

RISK ELEMENTS The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                        MARCH 31, 1998   DECEMBER 31, 1997
                                                        --------------   -----------------
                                                              (DOLLARS IN THOUSANDS)

  Loans accounted for on a nonaccrual basis                 $  635           $  722
  Loans past due 90 days or more, but still accruing            13               25
                                                            ------           ------
  Total non-performing loans                                   648              747
  Other real estate owned                                      127               85
                                                            ======           ======
  Total non-performing assets                               $  775           $  832
                                                            ======           ======

  Delinquent loans 30-89 days past due                       1,314            1,632

  Non-performing loans as a percent of gross loans             .23%            .27%
  Non-performing assets as a percent of total assets           .20%            .23%

The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. Other real estate owned consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

Total non-performing assets decreased by $57,000, or 6.8% during the first quarter of 1998 due to several non-accruing loans moving back to performing status, as well as principal payments received on non-performing loans. During the first quarter of 1998, one loan with an outstanding balance of $42,000 was reclassified out of loans and into other real estate owned. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

At March 31, 1998, loans with an aggregate balance of $1.3 million were 30 to 89 days past due, an decrease of $318,000, or 19.5%, from $1.6 million reported at December 31, 1997. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

ALLOWANCE FOR LOAN LOSSES Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economic conditions, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of March 31, 1998 is adequate based upon the information currently available.

The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    1998               1997
                                                  --------           ---------
                                                     (DOLLARS IN THOUSANDS)

Ending gross loans                                $279,779           $205,667
                                                  ============       ========

Allowance for loan losses, beginning of period    $  3,645           $  2,566
   Provision for loan losses                           284                 38
   Charge-offs                                        (376)               (13)
   Recoveries                                            2                 31
                                                  ========           ========
Allowance for loan losses, end of period          $  3,555           $  2,622
                                                  ========           ========

Allowance for loan losses to ending gross loans       1.27%              1.27%

DEPOSITS AND BORROWINGS The Company experienced an increase in total deposits of $21.4 million, or 8.3%, during the first quarter of 1998, from $258.3 million, or 70.0% of total assets, at December 31, 1997, to $279.7 million, or 71.2% of total assets, at March 31, 1998. This increase was most pronounced in certificates of deposit $100,000 or greater, NOW accounts, and money market accounts.

The following table shows the composition of the Company's deposits at March 31, 1998 and December 31, 1997:

                                                 MARCH 31,       DECEMBER 31,
                                                    1998             1997
                                                 ---------       ------------
                                                        (IN THOUSANDS)

  Demand deposits                                $ 38,895          $  36,848
  NOW                                              30,068             24,938
  Savings                                           5,222              5,787
  Money market                                    123,065            117,984
  Certificates of deposit under $100,000           24,486             22,956
  Certificates of deposit $100,000 or greater      57,948             49,788
                                                 --------          ---------
        Total                                    $279,684          $ 258,301
                                                 ========          =========

Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings, and other short-term borrowings) increased by $390,000, or 0.5%, during the first three months of 1998. This increase was primarily attributable to an increase in repurchase agreements with cash management customers of the Bank, partially offset by a decrease in federal funds purchased and FHLB borrowings, and paydown of other short-term borrowings. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.


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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At March 31, 1998, cash, federal funds sold and securities available for sale amounted to $71.4 million, or 18.2% of total assets. This compares to $50.3 million, or 13.6% of total assets at December 31, 1997.

The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

Westfield's primary source of liquidity consists of investment management fees which are collected on a quarterly basis. At March 31, 1998 Westfield had working capital of approximately $1.3 million. Management believes that Westfield has adequate liquidity to meet its commitments.

The Company's primary sources of funds are dividends from subsidiaries, issuance of common stock, and borrowings. Management believes that the Company has adequate liquidity to meet its commitments.

CAPITAL RESOURCES Total stockholders' equity of the Company at March 31, 1998 was $27.6 million, as compared to $25.9 million at December 31, 1997. This increase was the result of the Company's net income for the quarter of $1.2 million, plus the exercise of stock options, less the change in accumulated other comprehensive income.

The following table presents actual capital amounts and regulatory capital requirements as of March 31, 1998 and December 31, 1997:

                                                                                           TO BE WELL CAPITALIZED
                                                                 FOR CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE
                                               ACTUAL                  PURPOSES             ACTION  PROVISIONS
                                      -----------------------   ----------------------    -----------------------
                                      AMOUNT            RATIO   AMOUNT           RATIO    AMOUNT            RATIO
                                      -------          ------   -------          -----    -------          ------

   AS OF MARCH 31, 1998:

      Total risk-based capital
          Company                     $26,905          11.44%   $18,810          >8.0%    $23,512          >10.0%
          Bank                         24,631          10.66%    18,489          >8.0%     23,112          >10.0%
      Tier I risk-based
          Company                      23,958          10.19%     9,405          >4.0%     14,107          > 6.0%
          Bank                         21,734           9.40%     9,245          >4.0%     13,867          > 6.0%
      Tier I leverage capital
          Company                      23,958           6.50%    14,739          >4.0%     18,424          > 5.0%
          Bank                         21,734           5.96%    14,585          >4.0%     18,232          > 5.0%

   AS OF DECEMBER 31, 1997:

      Total risk-based capital
          Company                     $25,000          11.07%   $18,073          >8.0%    $22,590          >10.0%
          Bank                         23,756          10.68%    17,788          >8.0%     22,235          >10.0%
      Tier I risk-based
          Company                      22,166           9.81%     9,036          >4.0%     13,554          > 6.0%
          Bank                         20,966           9.43%     8,894          >4.0%     13,341          > 6.0%
      Tier I leverage capital
          Company                      22,166           6.54%    13,554          >4.0%     16,943          > 5.0%
          Bank                         20,966           6.28%    13,354          >4.0%     16,693          > 5.0%

RESULTS OF OPERATIONS

GENERAL. The Company recorded net income of $1.2 million, or $.11 per share, for the three months ended March 31, 1998, compared to $810,000, or $.07 per share, for the same period in 1997. The current quarter results include an increase in net interest income and fee income, partially reduced by increases in the provision for loan losses, operating expenses, and the Company's effective tax rate. The Company's annualized return on average assets increased to 1.28% for the first quarter of 1998, compared to 1.12% for the first quarter of 1997, and the annualized return on stockholders' equity increased from 12.89% for the first quarter of 1997 to 17.65% for the quarter ended March 31, 1998.

NET INTEREST INCOME. For the quarter ended March 31, 1998, net interest income was $3.3 million, an increase of $670,000, or 25.8%, over the same period in 1997. This increase was primarily attributable to an increase of $83.0 million, or 30.4%, in the average balance of earning assets, as compared to the same period a year earlier. This increase in average earning assets was primarily funded by an increase of $73.8 million, or 31.4% in average interest bearing liabilities.

INTEREST INCOME. During the first three months of 1998, interest income was $6.8 million, an increase of $1.6 million, or 30.8%, over the same period in 1997. Interest income on commercial loans increased 38.6% to $3.1 million for the three months ended March 31, 1998, compared to $2.2 million for the same period in 1997. Interest income from residential mortgage loans increased 30.0% to $2.3 million compared to $1.8 million, and home equity and other loans increased 32.3% to $332,000 compared to $251,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume. The average balance of commercial loans increased 39.6% while the average rate decreased 7 basis points from 9.39% for the quarter ended March 31, 1997, to 9.32% for the quarter ended March 31, 1998. The average balance of residential mortgage loans increased 31.9%, while the average rate decreased 8 basis points to 7.23% for the same period, and the average balance of home equity and other loans increased 28.5%, while the average rate increased 24 basis points to 8.25%.

Total investment income increased $128,000, or 14.3%, to $1.0 million during the quarter ended March 31, 1998, compared to $898,000 during the same period in 1997. This increase was primarily attributable to an increase in the average balance of investments of $10.6 million, or 15.7%.

INTEREST EXPENSE. Interest paid on deposits and borrowings increased $929,000, or 36.0%, to $3.5 million for the three months ended March 31, 1998, from $2.6 million for the same period during 1997. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $73.8 million, or 31.4% between the two periods, and an increase in the average cost of interest-bearing liabilities from 4.40% for the first quarter of 1997 to 4.55% for the first quarter of 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $284,000 for the quarter ended March 31, 1998, compared to $38,000 for the same period in 1997. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for the quarter. These factors include, the level and mix of loan growth, the level of non-accrual and delinquent loans, as well as the level of charge-offs and recoveries. Also see discussion under Financial Condition -"Allowance for Loan Losses." Total loans increased $3.0 million during the first quarter of 1998, while the level of non-performing loans decreased 13.2%. Charge-offs were $376,000 during the first quarter of 1998 compared to $13,000 for the same period in 1997. The majority of the first quarter charge-offs resulted from a loan which was written off due to concern about the borrower's ability to repay. The Bank plans to pursue collection of the outstanding balance. The reserve coverage as a percentage of total loans is 1.27% as of March 31, 1998 and 1997.

FEES AND OTHER INCOME. Fees and other income increased $1.1 million, or 35.9% to $4.1 million for the three month period ending March 31, 1998, compared to $3.1 million for the same period in 1997. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $779,000, or 26.3% to $3.7 million for the first quarter of 1998 compared to $3.0 million for the same period in 1997. This increase is due to a 31.6% increase in assets under management from $1.9 billion on March 31, 1997 to $2.5 billion on March 31, 1998.

During the first quarter of 1998, the Company accrued $205,000 of performance fees as general partner of the limited partnerships it manages. These fees are not determined until December 31st of each year, therefore, management has estimated fees for the period based upon information available at the end of the quarter.

Deposit account service fees have increased $11,000, or 27.5%, to $51,000 as a result of an increase in the number of deposit accounts, and a revised fee schedule which went into effect during the third quarter of 1997. Gain on sale of loans has increased $23,000 to $39,000 due to a higher volume of fixed rate loans which were sold in the secondary market. During the first quarter of 1998, the Company realized $55,000 of gains from the sale of investment securities. There were no sales of investment securities during the first quarter of 1997.

OPERATING EXPENSE. Total operating expense for the first quarter of 1998 increased $795,000, or 17.5% to $5.3 million compared to $4.5 million for the same period in 1997. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 36.2% increase in total assets, and a 16.5% increase in the number of full time employees from March 31, 1997 to March 31, 1998. In April, 1998, the Company opened a new banking office in Wellesley, Massachusetts.

Salaries and benefits, the largest component of operating expense, increased $739,000, or 24.0%, to $3.8 million for the quarter ended March 31, 1998, from $3.1 million for the same period in 1997. This increase was due to a 16.5% increase in the number of employees, normal salary increases, and the related taxes thereon.

Occupancy and equipment expense increased $139,000, or 40.0%, to $486,000 for the first quarter of 1998, from $347,000 for the same period last year. This increase was primarily attributable to the renovation of additional office space at Ten Post Office Square, and the lease expense related to the new banking office in Wellesley, Massachusetts.

Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $131,000, or 26.3% as a result of lower legal and consulting expenses, partially offset by increased volume related charges for data processing and custody.

Marketing expenses increased $23,000, or 32.4%, to $94,000 for the first quarter of 1998 as a result of ongoing advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $15,000, or 13.3% increase in business development expense as a result of an increase in the number of employees and new business activity. There were $92,000 of merger expenses incurred in the first quarter of 1997 related to the acquisition of Westfield. There were no such expenses during the first quarter of 1998.

Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $102,000, or 40.9% to $331,000, primarily as a result of increased business volume and an increase in the number of employees.

INCOME TAX EXPENSE. The Company recorded income tax expense of $609,000 for the first quarter of 1998 as compared to $264,000 for the same period last year. The effective tax rate was 34.0% and 24.6% for the two periods, respectively. The increase in the Company's effective tax rate is primarily due to the fact that Westfield was a tax-exempt S-Corporation during the first quarter of 1997. If Westfield had been a fully taxable entity, the Company would have incurred approximately $69,000 of additional income tax expense for the first quarter of 1997, which equates to an effective tax rate of approximately 31.0%.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

For information related to this item, see the Company's December 31, 1997 Form 10-KSB, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information related to this item, see the Company's December 31, 1997 Form 10-KSB. No material changes have occurred since that date.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in security holders' rights have taken place.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

On April 22, 1998, the Company changed its name to Boston Private Financial Holdings, Inc. The ticker symbol for the Company's common stock on the Nasdaq SmallCap Market has been changed to "BPFH."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1998, reporting under Item 5 the sale of 778,000 shares of the Company's Common Stock by certain stockholders.

b) Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 1998, reporting under Item 5 net income results for 1997. Selected Financial Data for the period ended December 31, 1996 and the period ended December 31, 1997 (unaudited) was included.

c) Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 14, 1998, filing under Item 7 (i) audited Balance Sheets of Westfield for the years ended December 31, 1996 and 1995 and unaudited Balance Sheets of Westfield as of September 30, 1997 and 1996; (ii) audited Statements of Income and Retained Earnings of Westfield for the years ended December 31, 1996 and 1995, and unaudited Statements of Income and Retained Earnings of Westfield for the nine month periods ended September 30, 1997 and 1996; (iii) audited Statements of Cash Flows of Westfield for the years ended December 31, 1996 and 1995 and unaudited Statements of Cash Flows of Westfield for the nine month periods ended September 30, 1997 and 1996; and (iv) notes to audited and unaudited financial statements of Westfield.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)





MAY 14, 1997                                                /s/ Timothy L. Vaill
                                         ---------------------------------------
                                                                Timothy L. Vaill
                                                             President and Chief
                                                               Executive Officer



MAY 14, 1997                                               /s/ Walter M. Pressey
                                         ---------------------------------------
                                                               Walter M. Pressey
                                                       Senior Vice President and
                                                         Chief Financial Officer