Form 10-Q
period 1998-06-30
BOSTON PRIVATE BANCORP INC
filed 1998-08-13
CIK 821127

     As filed with the Securities and Exchange Commission on August 13, 1998
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934  (NO FEE REQUIRED)
    For the quarterly period ended JUNE 30, 1998

                                  OR

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


                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   -


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (July 31, 1998):

     Common Stock - Par Value $1.00                      10,741,219 shares
     ------------------------------                      -----------------
               (class)                                     (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                         PAGE

        Cover Page                                                        1

        Index                                                             2



                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

           Consolidated Balance Sheets                                    3

           Consolidated Statements of Operations                          4

           Consolidated Statements of Changes in Stockholders' Equity     5

           Consolidated Statements of Cash Flows                          6

           Notes to Consolidated Financial Statements                   7 - 8

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       9 - 17

Item 3  Qualitative and Quantitative Disclosures about Market Risk        18



                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                 18

Item 2  Changes in Securities and Use of Proceeds                         18

Item 3  Defaults upon Senior Securities                                   18

Item 4  Submission of Matters to a Vote of  Security Holders            18 - 19

Item 5  Other Information                                                  19

Item 6  Exhibits and Reports on Form 8-K                                   19

        Signature Page                                                     20

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,       DECEMBER 31,
                                                                                  1998             1997
                                                                                ---------        ---------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                                    $   8,892        $  12,361
     Federal funds sold                                                            12,400            1,200
     Investment securities available for sale (amortized cost of $43,008
       and $36,740, respectively)                                                  43,019           36,776
     Investment securities held to maturity (market value of $8,135
       and $9,678, respectively)                                                    8,106            9,654
     Mortgage-backed securities held to maturity (market value of $14,251
       and $18,141, respectively)                                                  14,179           18,123
     Loans receivable:
       Commercial                                                                 143,266          134,685
       Residential mortgage                                                       155,018          124,865
       Home equity                                                                 15,585           16,969
       Other                                                                          293              306
                                                                                ---------        ---------
          Total loans                                                             314,162          276,825

    Less allowance for loan losses                                                 (3,931)          (3,645)
                                                                                ---------        ---------
          Net loans                                                               310,231          273,180

     Stock in the Federal Home Loan Bank of Boston                                  4,027            3,511
     Other real estate owned                                                           85               85
     Premises and equipment, net                                                    3,435            2,857
     Excess of cost over net assets acquired, net                                   3,585            3,746
     Management fees receivable                                                     3,486            2,750
     Accrued interest receivable                                                    2,690            2,169
     Other assets                                                                   3,689            2,530
                                                                                ---------        ---------

          Total assets                                                          $ 417,824        $ 368,942
                                                                                =========        =========

LIABILITIES:
     Deposits                                                                   $ 304,759        $ 258,301
     Securities sold under agreements to repurchase                                 5,105            5,366
     Federal funds purchased                                                        2,500           13,255
     FHLB borrowings                                                               70,300           60,226
     Other short-term borrowings                                                       --              837
     Accrued interest payable                                                         585              609
     Other liabilities                                                              5,466            4,413
                                                                                ---------        ---------
          Total liabilities                                                       388,715          343,007
                                                                                ---------        ---------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
        authorized:  30,000,000 shares in 1998 and 18,000,000 in 1997
      issued: 10,737,969 shares in 1998 and 10,641,100 shares in 1997              10,738           10,641
     Additional paid-in capital                                                    12,615           12,140
     Retained earnings                                                              6,251            3,800
     Stock subscriptions receivable                                                  (502)            (669)
     Accumulated other comprehensive income (loss)                                      7               23
                                                                                ---------        ---------
          Total stockholders' equity                                               29,109           25,935
                                                                                ---------        ---------

        Total liabilities and stockholders' equity                              $ 417,824        $ 368,942
                                                                                =========        =========

       See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                            ----------------------------       -------------------------------
                                                                 1998              1997              1998              1997
                                                              -----------       -----------       -----------       -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                         $     3,208       $     2,198       $     6,284       $     4,417
     Residential mortgage loans                                     2,483             1,964             4,830             3,762
     Home equity and other loans                                      321               280               653               531
     Investment securities                                            664               428             1,234               837
     Mortgage-backed securities                                       230               350               496               720
     FHLB stock dividends                                              65                54               128               106
     Federal funds sold                                               143                58               230               104
     Deposits in banks                                                 36                41                76                78
                                                              -----------       -----------       -----------       -----------
         Total interest and dividend income                         7,150             5,373            13,931            10,555
                                                              -----------       -----------       -----------       -----------
Interest expense:
     Savings and NOW                                                  110                86               211               174
     Money market                                                   1,384               804             2,523             1,613
     Certificates of deposit                                        1,070               901             2,135             1,757
     Federal funds purchased                                            9                46                48                94
     Securities sold under agreements to repurchase                    63               103               115               192
     FHLB borrowings                                                1,058               715             2,159             1,400
     Other short-term borrowings                                        5                 6                19                14
                                                              -----------       -----------       -----------       -----------
         Total interest expense                                     3,699             2,661             7,210             5,244
                                                              -----------       -----------       -----------       -----------
     Net interest income                                            3,451             2,712             6,721             5,311
Provision for loan losses                                             331                91               615               129
                                                              -----------       -----------       -----------       -----------
     Net interest income after provision for loan losses            3,120             2,621             6,106             5,182
                                                              -----------       -----------       -----------       -----------
Fees and other income:
     Trust and investment management                                3,989             3,212             7,728             6,137
     Deposit account service charges                                   58                53               109                93
     Gain (loss) on sale of loans                                      60                12                99                28
     Gain (loss) on sale of investment securities                       1                --                56                --
     Other                                                            121                60               382               130
                                                              -----------       -----------       -----------       -----------
         Total fees and other income                                4,229             3,337             8,374             6,388
                                                              -----------       -----------       -----------       -----------
Operating expense:
     Salaries and employee benefits                                 3,793             3,143             7,619             6,230
     Occupancy                                                        356               231               685               447
     Equipment                                                        179               158               336               289
     Professional Services                                            452               306               821               805
     Marketing                                                         87               138               181               209
     Business Development                                             159               151               286               263
     Amortization of intangibles                                       80                80               161               161
     Merger Expenses                                                   --                19                --               110
     Other                                                            346               383               696               633
                                                              -----------       -----------       -----------       -----------
         Total operating expense                                    5,452             4,609            10,785             9,147
                                                              -----------       -----------       -----------       -----------
         Income before income taxes                                 1,897             1,349             3,695             2,423
       Income tax expense                                             635               254             1,244               518
                                                              ===========       ===========       ===========       ===========
         Net income                                           $     1,262       $     1,095       $     2,451       $     1,905
                                                              ===========       ===========       ===========       ===========

Per share data:
       Basic earnings per share                               $      0.12       $      0.10       $      0.23              0.18
                                                              ===========       ===========       ===========       ===========
       Diluted earnings per share                             $      0.11       $      0.10       $      0.22              0.17
                                                              ===========       ===========       ===========       ===========
       Average common shares outstanding                       10,714,611        10,554,905        10,692,912        10,551,827
                                                              ===========       ===========       ===========       ===========
       Average diluted shares outstanding                      11,186,923        10,909,786        11,135,675        10,889,855
                                                              ===========       ===========       ===========       ===========
Proforma information:
       Net income                                             $     1,262       $     1,095       $     2,451             1,905
       Proforma adjustment for income taxes of entity
       previously filing as an S-Corporation                           --               187                --               256
                                                              -----------       -----------       -----------       -----------
  Proforma net income after adjustment for income taxes       $     1,262       $       908       $     2,451       $     1,649
                                                              ===========       ===========       ===========       ===========
  Proforma basic earnings per share                           $      0.12       $      0.09       $      0.23       $      0.16
                                                              ===========       ===========       ===========       ===========
  Proforma diluted earnings per share                         $      0.11       $      0.08       $      0.22       $      0.15
                                                              ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                     ACCUMULATED
                                                      ADDITIONAL                                        OTHER
                                         COMMON        PAID-IN        RETAINED         STOCK        COMPREHENSIVE
                                          STOCK        CAPITAL        EARNINGS     SUBSCRIPTIONS    INCOME (LOSS)        TOTAL
                                      ------------  -------------  --------------  -------------  ----------------    -----------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1996             $ 10,321       $ 11,991        $  4,400        $   (847)       $    (64)       $ 25,801
  Net income                                   --             --           1,904              --              --           1,904
  Other comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale              --             --              --              --              (1)             (1)
                                                                                                                        --------
  Total other comprehensive income                                                                                         1,903
  Stock options exercised                       3             12              --              --              --              15
  Proceeds from issuance of
    231,000 shares of common stock            231            (82)             --              --              --             149
  Stock subscription payments                  --             --              --             171              --             171
  S-Corporation dividends paid                 --             --          (2,088)             --              --          (2,088)
                                         --------       --------        --------        --------        --------        --------
Balance at June 30, 1997                   10,555         11,921           4,216            (676)            (65)         25,951

Balance at December 31, 1997               10,641         12,140           3,800            (669)             23          25,935
  Net income                                   --             --           2,451              --              --           2,451
  Other comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale              --             --              --              --             (16)            (16)
                                                                                                                        --------
  Total other comprehensive income                                                                                         2,435
  Stock options exercised                      97            475              --              --              --             572
  Stock subscription payments                  --             --              --             167              --             167
                                         ========       ========        ========        ========        ========        ========
Balance at June 30, 1998                 $ 10,738       $ 12,615        $  6,251        $   (502)       $      7        $ 29,109
                                         ========       ========        ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                     1998            1997
                                                                                   --------        --------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                    $  2,451        $  1,905
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                  803             425
         Gain on sale of loans                                                          (99)            (28)
         Gain on sale of other real estate owned                                         (4)             --
         Gain on sale of investment securities                                          (56)             --
         Provision for loan losses                                                      615             129
         Distributed (undistributed) earnings of partnership investments               (231)          1,113
         Loans originated for sale                                                   (8,811)         (3,264)
         Proceeds from sale of loans                                                  8,910           3,292
         (Increase) decrease in:
              Accrued interest receivable                                              (521)           (124)
              Investment management fees receivable                                    (736)
              Other assets                                                           (1,262)         (1,402)
         Increase (decrease) in:
              Accrued interest payable                                                  (24)             50
              Other liabilities                                                       1,053             818
                                                                                   --------        --------
                  Net cash provided (used) by operating activities                    2,088           2,914
                                                                                   --------        --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                                      (11,200)         (7,550)
     Investment securities available for sale:
         Purchases                                                                  (40,712)         (5,835)
         Sales                                                                       30,917             130
         Maturities                                                                   3,480           1,205
     Investment securities held to maturity:
         Purchases                                                                     (874)         (4,000)
         Maturities                                                                   2,400           4,000
     Mortgage-backed securities held to maturity:
         Principal payments                                                           3,921           3,662
     Net decrease (increase) in loans                                               (37,971)         (8,840)
     Purchase of FHLB stock                                                            (516)             --
     Recoveries on loans previously charged off                                          47              47
     Proceeds from sales of other real estate owned                                      38              --
     Capital expenditures                                                              (505)         (1,286)
                                                                                   --------        --------
                  Net cash provided (used) by investing activities                  (50,975)        (18,467)
                                                                                   --------        --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                             46,458          26,702
     Net increase (decrease) in repurchase agreements                                  (261)          2,419
     Net increase (decrease) in federal funds purchased                             (10,755)             --
     FHLB advances:
         Proceeds                                                                    26,480          57,913
         Repayments                                                                 (16,406)        (68,007)
     Net increase (decrease) in other short-term borrowings                            (837)           (528)
     S-corporation dividends paid                                                        --          (2,089)
     Proceeds from stock subscriptions receivable                                       167             170
     Proceeds from issuance of common stock                                             572             165
                                                                                   --------        --------
                  Net cash provided (used) by financing activities                   45,418          16,745
                                                                                   --------        --------

     Net increase (decrease) in cash and due from banks                              (3,469)          1,192
     Cash and due from banks at beginning of year                                    12,361           8,709
                                                                                   --------        --------
     Cash and due from banks at end of period                                      $  8,892        $  9,901
                                                                                   ========        ========

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                      $  7,244        $  5,180
     Cash paid during the period for income taxes                                     2,068             875
Supplementary disclosures of non-cash activities:
         Transfer of loans to other real estate owned                                    42              --

See accompanying notes to consolidated financial statements

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), and Boston Private Investment Management, Inc. ("BPIM"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Asset Management Corporation, and BPIM's consolidated financial statements include the accounts of its wholly-owned subsidiary, Westfield Capital Management Company, Inc. ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:


                                                  THREE MONTHS ENDED             THREE MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              ---------------------------     --------------------------
                                                         1998                           1997
                                              ---------------------------     --------------------------
                                                                    Per                            Per
                                                                   Share                          Share
                                              Income     Shares    Amount     Income    Shares    Amount
                                              --------   -------  -------     ------    --------  ------
                                                         (In thousands, except per share amounts)
        BASIC EPS
          Net Income                           $1,262     10,715    $0.12     $1,095      10,555   $0.10
                                                                    =====                          =====

        EFFECT OF DILUTIVE SECURITIES

          Stock Options                            --        472                  --         355
                                              --------   -------              ------    --------

       DILUTED EPS
                                             ============================     ============================
          Net Income                           $1,262     11,187    $0.11     $1,095      10,910   $0.10
                                             ============================     ============================

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)



                                                             SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                       ----------------------------    ---------------------------
                                                                   1998                           1997
                                                       ----------------------------     --------------------------
                                                                              Per                            Per
                                                                             Share                          Share
                                                        Income     Shares    Amount     Income    Shares    Amount
                                                       ----------------------------     --------------------------
                                                                 (In thousands, except per share amounts)
                BASIC EPS
                  Net Income                             $2,451     10,693   $0.23     $1,905     10,552   $0.18
                                                                             =====                         ======

                EFFECT OF DILUTIVE SECURITIES

                  Stock Options                              --        443                  --       338
                                                       ---------------------            ---------------

               DILUTED EPS
                                                       ============================     ==========================
                  Net Income                             $2,451     11,136   $0.22     $1,905     10,890   $0.17
                                                       ============================     ==========================


(3)  RECLASSIFICATIONS

Certain fiscal 1997 information has been reclassified to conform with the 1998 presentation.

(4) RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement should have an immaterial effect on the Company's consolidated financial statements.

Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements, and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. Operating segments are components of an entity about which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires that public entities report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires reconciliation of the amounts disclosed for segments to corresponding amounts in the consolidated financial statements. However, this Statement does not require an entity to report information that is not prepared for internal use if reporting it would be impracticable. The Statement is effective for annual periods beginning after December 15, 1997, and for interim periods beginning after December 15, 1998. This Statement only affects presentation in the financial statements, it will have no impact on the Company's results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1998


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

The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment, and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and personal loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

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


FINANCIAL CONDITION

TOTAL ASSETS Total assets increased $48.9 million, or 13.2%, from $368.9 million at December 31, 1997 to $417.8 million at June 30, 1998. This increase was primarily due to increases in total loans.

INVESTMENTS Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $90.6 million, or 21.7% of total assets, at June 30, 1998, compared to $81.6 million, or 22.1% of total assets, at December 31, 1997. Funds from the sale of $30.9 million of municipal securities, the maturity of $3.5 million of U.S. government and agency obligations, and $3.9 million of principal repayments on mortgage-backed securities were reinvested in municipal securities and U.S. government and agency obligations. Management evaluates investment alternatives in order to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and loan demand.

The following table is a summary of investment and mortgage-backed securities as of June 30, 1998 and December 31, 1997:

                                               AVAILABLE FOR SALE                                    HELD TO MATURITY
                                --------------------------------------------------       ----------------------------------------
                                Amortized           Unrealized             Market        Amortized       Unrealized      Market
                                                -------------------                                  -----------------
                                  Cost          Gains        Losses         Value          Cost      Gains      Losses    Value
                                --------------------------------------------------       ----------------------------------------
                                                                    (In thousands)
AT JUNE 30, 1998
U.S. Government and agencies     $20,085       $     4       $   (16)       $20,073       $    --    $    --       $  --   $   --
Municipal bonds                   22,923            35           (12)        22,946         8,106         29          --     8,135
Mortgage-backed securities            --            --            --             --        14,179        116         (44)   14,251
                                 =======       =======       =======        =======       =======    =======       =====   =======
   Total investments             $43,008       $    39       $   (28)       $43,019       $22,285    $   145       $ (44)  $22,386
                                 =======       =======       =======        =======       =======    =======       =====   =======


AT DECEMBER 31, 1997
U.S. Government and agencies     $17,589       $    12       $   (18)       $17,583       $ 4,654    $     2       $  --   $ 4,656
Municipal bonds                   19,151            42            --         19,193         5,000         22          --     5,022
Mortgage-backed securities            --            --            --             --        18,123        157        (139)   18,141
                                 =======       =======       =======        =======       =======    =======       =====   =======
   Total investments             $36,740       $    54       $   (18)       $36,776       $27,777    $   181       $(139)  $27,819
                                 =======       =======       =======        =======       =======    =======       =====   =======


LOANS Total loans increased $37.3 million during the first half of 1998 from $276.8 million, or 75.0% of total assets, at December 31, 1997, to $314.2 million, or 75.2% of total assets, at June 30, 1998. This increase was due to increases in commercial and residential mortgage loans, partially offset by decreases in the home equity and other loan portfolios.

Interest rates affect both the level of new loan originations and refinancings or paydowns of existing loans. During the first half of 1998, interest rates were at relatively stable, low levels, and demand for new loans and refinancings was strong. As a result, commercial loans increased $8.6 million, or 6.4%, and residential mortgage loans increased $30.2 million, or 24.1%. The decreases in the home equity and other loan portfolios during the first half of 1998 were mainly due to paydowns on lines of credit.

RISK ELEMENTS The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                     JUNE 30, 1998  DECEMBER 31, 1997
                                                     -------------  -----------------
                                                          (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis                $  361           $  722
Loans past due 90 days or more, but still accruing           16               25
                                                         ------           ------
Total non-performing loans                                  377              747
Other real estate owned                                      85               85
                                                         ======           ======
Total non-performing assets                              $  462           $  832
                                                         ======           ======

Delinquent loans 30-89 days past due                      1,910            1,632

Non-performing loans as a percent of gross loans            .12%             .27%
Non-performing assets as a percent of total assets          .11%             .23%

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

Total non-performing assets decreased by $370,000, or 44.5% during the first half of 1998 due to several non-accruing loans moving back to performing status, as well as principal payments received on non-performing loans. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

At June 30, 1998, loans with an aggregate balance of $1.9 million, or 0.61% of total loans, were 30 to 89 days past due, an increase of $278,000, or 17.0%, from the $1.6 million, or 0.59% of total loans, reported at December 31, 1997. In management's view, most of these loans are adequately secured, but these borrowers do not make timely payments on a regular basis.

ALLOWANCE FOR LOAN LOSSES Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties.

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

As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economic conditions, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of June 30, 1998 is adequate based upon the information currently available.

The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      -------------------------------------------------------------
                                                        1998             1997              1998              1997
                                                      ---------        ---------        ---------         ---------
                                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Ending gross loans                                    $ 314,162        $ 215,019        $ 314,162         $ 215,019
                                                      =========        =========        =========         =========

Allowance for loan losses, beginning of period        $   3,555        $   2,622        $   3,645         $   2,566
   Provision for loan losses                                331               91              615               129
   Charge-offs                                               --               --             (376)              (13)
   Recoveries                                                45               16               47                47
                                                      ---------        ---------        ---------         ---------
Allowance for loan losses, end of period              $   3,931        $   2,729        $   3,931         $   2,729
                                                      =========        =========        =========         =========

Allowance for loan losses to ending gross loans            1.25%            1.27%            1.25%             1.27%
                                                      =========        =========        =========         =========

DEPOSITS AND BORROWINGS The Company experienced an increase in total deposits of $46.5 million, or 18.0%, during the first half of 1998, from $258.3 million, or 70.0% of total assets, at December 31, 1997, to $304.8 million, or 72.9% of total assets, at June 30, 1998. This increase was primarily attributable to growth in money market accounts.

The following table shows the composition of the Company's deposits at June 30, 1998 and December 31, 1997:

                                                  JUNE 30,      DECEMBER 31,
                                                    1998           1997
                                                  --------       --------
                                                       (IN THOUSANDS)

Demand deposits                                   $ 36,628       $ 36,848
NOW                                                 27,954         24,938
Savings                                              4,255          5,787
Money market                                       159,449        117,984
Certificates of deposit under $100,000              27,502         22,956
Certificates of deposit $100,000 or greater         48,971         49,788
                                                  --------       --------
     Total                                        $304,759       $258,301
                                                  ========       ========

Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and other short-term borrowings) decreased by $1.8 million, or 2.2%, during the first half of 1998. This decrease was primarily attributable to a decrease in federal funds purchased and paydown of other short-term borrowings, partially offset by an increase in FHLB borrowings. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.


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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At June 30, 1998, cash, federal funds sold and securities available for sale amounted to $64.8 million, or 15.5% of total assets. This compares to $50.3 million, or 13.6% of total assets at December 31, 1997.

The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments.

Westfield's primary source of liquidity consists of investment management fees which are generally collected on a quarterly basis. At June 30, 1998 Westfield had working capital of approximately $1.7 million. Management believes that Westfield has adequate liquidity to meet its commitments.

The Company's primary sources of funds are dividends from subsidiaries, issuance of common stock, and borrowings. Management believes that the Company has adequate liquidity to meet its commitments.

CAPITAL RESOURCES Total stockholders' equity of the Company at June 30, 1998 was $29.1 million, compared to $25.9 million at December 31, 1997. This increase was the result of the Company's net income for the six months ended June 30, 1998 of $2.5 million, combined with issuance of additional stock in connection with the exercise of stock options, less the change in accumulated other comprehensive income.

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 1998 and December 31, 1997:

                                                                                          TO BE WELL CAPITALIZED
                                                              FOR CAPITAL ADEQUACY        UNDER PROMPT CORRECTIVE
                                          ACTUAL                    PURPOSES                 ACTION PROVISIONS
                                    -----------------     ----------------------------  ----------------------------
                                     AMOUNT    RATIO       AMOUNT         RATIO          AMOUNT           RATIO
                                    -------   -------     -------    -----------------  --------   -----------------
  AS OF JUNE 30, 1998

     Total risk-based capital:
         Company                    $28,717    11.25%     $20,424    greater than 8.0%  $23,530    greater than 10.0%
         Bank                        25,764    10.26       20,085    greater than 8.0    25,107    greater than 10.0
     Tier I risk-based capital:
         Company                     25,517    10.00       10,212    greater than 4.0    15,318    greater than  6.0
         Bank                        22,616     9.01       10,043    greater than 4.0    15,064    greater than  6.0
      Tier I leverage capital:
         Company                     25,517     6.47       15,772    greater than 4.0    19,715    greater than  5.0
         Bank                        22,616     5.79       15,621    greater than 4.0    19,526    greater than  5.0

  AS OF DECEMBER 31, 1997

     Total risk-based capital:
         Company                    $25,000    11.07%     $18,073    greater than 8.0%  $22,590    greater than 10.0%
         Bank                        23,756    10.68       17,788    greater than 8.0    22,235    greater than 10.0
     Tier I risk-based capital:
         Company                     22,166     9.81        9,036    greater than 4.0    13,554    greater than  6.0
         Bank                        20,966     9.43        8,894    greater than 4.0    13,341    greater than  6.0
      Tier I leverage capital:
         Company                     22,166     6.54       13,554    greater than 4.0    16,943    greater than  5.0
         Bank                        20,966     6.28       13,354    greater than 4.0    16,693    greater than  5.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998


GENERAL. The Company recorded net income of $1.3 million, or $.11 per fully-diluted share, for the three months ended June 30, 1998, compared to $1.1 million, or $.10 per fully-diluted share, for the same period in 1997. The current quarter results include an increase in net interest income and fee income, partially reduced by increases in the provision for loan losses, operating expenses, and the Company's effective tax rate. The Company's annualized return on average assets was 1.27% for the second quarter of 1998, compared to 1.48% for the same period in 1997, and the annualized return on stockholders' equity increased from 17.16% for the second quarter of 1997 to 17.73% for the quarter ended June 30, 1998.

NET INTEREST INCOME. For the quarter ended June 30, 1998, net interest income was $3.5 million, an increase of $739,000, or 27.2%, over the same period in 1997. This increase was primarily attributable to an increase of $8.4 million, or 20.7%, in the average balance of net earning assets.

INTEREST INCOME. During the second quarter of 1998, interest income was $7.2 million, an increase of $1.8 million, or 33.1%, over the same period in 1997. Interest income on commercial loans increased 46.0% to $3.2 million for the three months ended June 30, 1998, compared to $2.2 million for the same period in 1997. Interest income from residential mortgage loans increased 26.4% to $2.5 million compared to $2.0 million, and home equity and other loans increased 14.6% to $321,000 compared to $280,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume. The average balance of commercial loans increased 52.2% while the average rate decreased 40 basis points from 9.78% for the quarter ended June 30, 1997, to 9.38% for same period in 1998. The average balance of residential mortgage loans increased 31.8%, while the average rate decreased 30 basis points to 7.09% for the same period, and the average balance of home equity and other loans increased 14.1%, while the average rate remained relatively flat at 8.35%.

Total investment income increased $207,000, or 22.2%, to $1.1 million during the quarter ended June 30, 1998, compared to $931,000 during the same period in 1997. This increase was primarily attributable to an increase in the average balance of investments of $16.4 million, or 23.5%.

INTEREST EXPENSE. Interest paid on deposits and borrowings increased $1.0 million, or 39.0%, to $3.7 million for the three months ended June 30, 1998, from $2.7 million for the same period during 1997. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $90.7 million, or 37.9% between the two periods, and an increase in the average cost of interest-bearing liabilities from 4.45% for the second quarter of 1997 to 4.49% for the second quarter of 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $331,000 for the quarter ended June 30, 1998, compared to $91,000 for the same period in 1997. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under Financial Condition -"Allowance for Loan Losses." Net recoveries were $44,000 during the second quarter of 1998 compared to $16,000 for the same period in 1997. The reserve coverage as a percentage of total loans was 1.25% as of June 30, 1998.

FEES AND OTHER INCOME. Fees and other income increased $892,000, or 26.7% to $4.2 million for the three month period ended June 30, 1998, compared to $3.3 million for the same period in 1997. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $777,000, or 24.2%, to $4.0 million for the second quarter of 1998 compared to $3.2 million for the same period in 1997. This increase is primarily due to a 19.6% increase in assets under management from $2.1 billion on June 30, 1997 to $2.5 billion on June 30, 1998.

Deposit account service fees have increased $5,000, or 9.4%, to $58,000 as a result of an increase in deposit account activity. Gain on sale of loans has increased $48,000 to $60,000 due to a higher volume of fixed rate loans which were sold in the secondary market. During the second quarter of 1998, the Company realized $1,000 of gains from the sale of investment securities. There were no sales of investment securities during the second quarter of 1997.

OPERATING EXPENSE. Total operating expense for the second quarter of 1998 increased $843,000, or 18.3%, to $5.5 million compared to $4.6 million for the same period in 1997. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 33.3% increase in total assets, and a 15.5% increase in the number of full time employees from June 30, 1997 to June 30, 1998. In addition, the Company opened a new banking office in Wellesley, Massachusetts in April 1998 which contributed to the increase in operating expenses.

Salaries and benefits, the largest component of operating expense, increased $650,000, or 20.7%, to $3.8 million for the quarter ended June 30, 1998, from $3.1 million for the same period in 1997. This increase was due to a 15.5% increase in the number of employees, normal salary increases, and the related taxes thereon.

Occupancy and equipment expense increased $146,000, or 37.5%, to $535,000 for the second quarter of 1998 from $389,000 for the same period last year. This increase was primarily attributable to ongoing technology investments and expense related to the new banking office in Wellesley, Massachusetts.

Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $146,000, or 47.7%, as a result of higher volume related charges for data processing and custody services, partially offset by lower legal and consulting expenses.

Marketing expenses decreased $51,000, or 37.0%, to $87,000 for the second quarter of 1998 as a result of timing differences related to ongoing advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $8,000, or 5.3% increase in business development expense as a result of an increase in the number of employees and new business activity. There were $19,000 of merger expenses incurred in the second quarter of 1997 related to the acquisition of Westfield. There were no such expenses during the second quarter of 1998.

Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have decreased $37,000, or 9.7% to $346,000, primarily as a result of timing differences.

INCOME TAX EXPENSE. The Company recorded income tax expense of $635,000 for the second quarter of 1998 as compared to $254,000 for the same period last year. The effective tax rate was 33.5% and 18.8% for the two periods, respectively. The increase in the Company's effective tax rate is primarily due to the fact that Westfield was a tax-exempt S-Corporation during 1997. If Westfield had been a fully taxable entity, the Company would have incurred approximately $187,000 of additional income tax expense for the second quarter of 1997, which equates to an effective tax rate of approximately 33.0%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998


GENERAL. The Company recorded net income of $2.5 million, or $.22 per fully-diluted share, for the six months ended June 30, 1998, compared to $1.9 million, or $.17 per fully-diluted share, for the same period in 1997. The current period results include an increase in net interest income and fee income, partially reduced by increases in the provision for loan losses, operating expenses, and the Company's effective tax rate. The Company's annualized return on average assets was 1.27% for the first half of 1998, compared to 1.30% for the first half of 1997, and the annualized return on stockholders' equity increased from 14.93% to 17.70% for the same periods, respectively.

NET INTEREST INCOME. For the six months ended June 30, 1998, net interest income was $6.7 million, an increase of $1.4 million, or 26.5%, over the same period in 1997. This increase was primarily attributable to an increase of $7.5 million, or 18.9%, in the average balance of net earning assets.

INTEREST INCOME. During the first half of 1998, interest income was $13.9 million, an increase of $3.4 million, or 32.0%, over the same period in 1997. Interest income on commercial loans increased 42.3% to $6.3 million for the six months ended June 30, 1998, compared to $4.4 million for the same period in 1997. Interest income from residential mortgage loans increased 28.4% to $4.8 million compared to $3.8 million, and home equity and other loans increased 23.0% to $653,000 compared to $531,000, for the same periods, respectively. These increases were primarily due to higher average loan balances. The average balance of commercial loans increased 45.8% while the average rate decreased 23 basis points from 9.58% for the six months ended June 30, 1997, to 9.35% for the same period in 1998. The average balance of residential mortgage loans increased 31.9%, while the average rate decreased 20 basis points to 7.15% for the same period, and the average balance of home equity and other loans increased 21.0%, while the average rate increased 14 basis points to 8.30%.

Total investment income increased $319,000, or 17.3%, to $2.2 million during the six months ended June 30, 1998, compared to $1.8 million during the same period in 1997. This increase was primarily attributable to an increase in the average balance of investments of $13.0 million, or 18.8%.

INTEREST EXPENSE. Interest paid on deposits and borrowings increased $2.0 million, or 37.5%, to $7.2 million for the six months ended June 30, 1998, from $5.2 million for the same period during 1997. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $83.1 million, or 35.0% between the two periods, and an increase in the average cost of interest-bearing liabilities from 4.42% for the first half of 1997 to 4.50% for the first half of 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $615,000 for the six months ended June 30, 1998, compared to $129,000 for the same period in 1997. When determining the provision for loan losses, management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under Financial Condition -"Allowance for Loan Losses." Total loans increased $37.3 million, or 13.5% during the first half of 1998, while the level of non-performing loans decreased 49.5%. Net charge-offs were $329,000 during the first half of 1998, compared to $34,000 of net recoveries for the same period in 1997. The majority of the first half 1998 charge-offs resulted from a loan which was written off due to concern about the borrower's ability to repay. The Bank plans to pursue collection of the outstanding balance. The reserve coverage as a percentage of total loans was 1.25% as of June 30, 1998.

FEES AND OTHER INCOME. Fees and other income increased $2.0 million, or 31.1% to $8.4 million for the six month period ended June 30, 1998, compared to $6.4 million for the same period in 1997. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $1.6 million, or 25.9% to $7.7 million for the first half of 1998 compared to $6.1 million for the same period in 1997. This increase is primarily due to a 19.6% increase in assets under management from $2.1 billion on June 30, 1997 to $2.5 billion on June 30, 1998.

During the first half of 1998, the Company accrued $205,000 of performance fees as general partner of the limited partnerships it manages. These fees are not determined until December 31st of each year, therefore, management has estimated fees for the period based upon information available at the end of the period.

Deposit account service fees have increased $16,000, or 17.2%, to $109,000 as a result of an increase in of deposit account activity, and a revised fee schedule which went into effect during the third quarter of 1997. Gain on sale of loans has increased $71,000 to $99,000 due to a higher volume of fixed rate loans which were sold in the secondary market. During the first half of 1998, the Company realized $56,000 of gains from the sale of investment securities. There were no sales of investment securities during the first quarter of 1997.

OPERATING EXPENSE. Total operating expense for the first half of 1998 increased $1.6 million, or 17.9%, to $10.8 million compared to $9.1 million for the same period in 1997. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 33.3% increase in total assets, and a 15.5% increase in the number of full time employees from June 30, 1997 to June 30, 1998. In addition, the Company opened a new banking office in Wellesley, Massachusetts in April 1998 which has contributed to the increase in operating expenses.

Salaries and benefits, the largest component of operating expense, increased $1.4 million, or 22.3%, to $7.6 million for the six months ended June 30, 1998, from $6.2 million for the same period in 1997. This increase was due to a 15.5% increase in the number of employees, normal salary increases, and the related taxes thereon.

Occupancy and equipment expense increased $285,000, or 38.7%, to $1.0 million for the first half of 1998, from $736,000 for the same period last year. This increase was primarily attributable to ongoing technology investments and expense related to the new banking office in Wellesley, Massachusetts.

Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $16,000, or 2.0%, as a result of higher volume related charges for data processing and custody, partially offset by lower legal and consulting expenses.

Marketing expenses decreased $28,000, or 13.4%, to $181,000 for the first half of 1998 as a result of timing differences related to ongoing advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $23,000, or 8.7% increase in business development expense as a result of an increase in the number of employees and new business activity. There were $110,000 of merger expenses incurred in the first half of 1997 related to the acquisition of Westfield. There were no such expenses during the first half of 1998.

Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $63,000, or 10.0%, to $696,000, primarily as a result of increased business volume and an increase in the number of employees.

INCOME TAX EXPENSE. The Company recorded income tax expense of $1.2 million, for the first half of 1998 as compared to $518,000 for the same period last year. The effective tax rate was 33.7% and 21.4% for the two periods, respectively. The increase in the Company's effective tax rate was primarily due to the fact that Westfield was a tax-exempt S-Corporation during 1997. If Westfield had been a fully taxable entity, the Company would have incurred approximately $256,000 of additional income tax expense for the first half of 1997, which equates to an effective tax rate of approximately 31.9%.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in security holders' rights have taken place and no equity securities of the Company have been sold during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

At the Annual Meeting of Stockholders held April 22, 1998, stockholders of the Company approved four proposals. The votes for each proposal were as follows:

     PROPOSAL I:
     To elect three Class I Directors to serve until the 2001 Annual Meeting and until their successors are duly elected and qualified:

                                          FOR                WITHHELD
                                          ---                --------
         Eugene S. Colangelo            7,654,040              10,300
         Allen Sinai                    7,654,040              10,300
         Timothy L. Vaill               7,654,040              10,300


     The term of office of each of Arthur J. Baurenfeind, J. Michael Hazard, E. Christopher Palmer, Robert A. Radloff, Herbert S. Alexander, Lynn Thompson Hoffman, and Charles O. Wood, III as a director of the Company continued after the annual meeting.

     PROPOSAL II:
     To adopt an amendment and restatement of the Boston Private Bancorp, Inc. Director's Stock Option Plan (the "Plan") to increase the number of shares of Common Stock available under the Plan by such aggregate number of shares of Common Stock as does not exceed one percent (1%) of the total shares of outstanding Common Stock of the Company as of the last business day of the preceding fiscal year, and related matters.

         FOR               AGAINST            ABSTAIN          WITHHELD
         ---               -------            -------          --------
         7,430,935         175,900            26,135             31,370

     PROPOSAL III:

     To adopt an amendment to the Company's Restated Articles of Organization to change the name of the Company from Boston Private Bancorp, Inc. to Boston Private Financial Holdings, Inc.

         FOR                AGAINST           ABSTAIN
         ---                -------           -------
         7,557,859          95,478             11,003

     PROPOSAL IV:

     To adopt an amendment to the Company's Restated Articles of Organization to increase the authorized shares of Common Stock by 12,000,000 shares from 18,000,000 to 30,000,000 shares of Common Stock.

        FOR                AGAINST           ABSTAIN
        ---                -------           -------
        7,464,302         147,175             52,863


ITEM 5.  OTHER INFORMATION

No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits to report.

No reports on Form 8-K were filed during the three-month period ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                  (Registrant)





August 13, 1997                                          /s/  Timothy L.Vaill
                                                     ------------------------
                                                             Timothy L. Vaill
                                                          President and Chief
                                                            Executive Officer



August 13, 1997                                         /s/  Walter M. Pressey
                                                     -------------------------
                                                             Walter M. Pressey
                                                     Senior Vice President and
                                                       Chief Financial Officer