Form 10-Q
period 1998-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 1998-11-12
CIK 821127

    As filed with the Securities and Exchange Commission on November 12, 1998
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to _______.


                         Commission File Number: 0-17089


                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


     COMMONWEALTH OF MASSACHUSETTS                         04-2976299
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


         TEN POST OFFICE SQUARE
         BOSTON, MASSACHUSETTS                                02109
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (OCTOBER 31, 1998):

    Common Stock - Par Value $1.00                        10,743,419 Shares
    ------------------------------                        -----------------
              (class)                                       (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
              Cover Page                                                                       1

              Table of Contents                                                                2


                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                               3

                     Consolidated Statements of Operations                                     4

                     Consolidated Statements of Changes in Stockholders' Equity                5

                     Consolidated Statements of Cash Flows                                     6

                     Notes to Consolidated Financial Statements                              7 - 8

Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    9 - 18

Item 3        Qualitative and Quantitative Disclosures About Market Risk                      19


                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                               19

Item 2        Changes in Securities and Use of Proceeds                                       19

Item 3        Defaults upon Senior Securities                                                 19

Item 4        Submission of Matters to a Vote of  Security Holders                            19

Item 5        Other Information                                                               19

Item 6        Exhibits and Reports on Form 8-K                                                19

              Signature Page                                                                  20


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                 1998           1997
                                                                           -------------     ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
 ASSETS:
     Cash and due from banks                                                  $   9,924       $  12,361
     Federal funds sold                                                           1,600           1,200
     Investment securities available for sale (amortized cost of $51,834
       and $36,740, respectively)                                                52,151          36,776
     Investment securities held to maturity (market value of $9,678
       as of December 31, 1997)                                                      --           9,654
     Mortgage-backed securities available for sale (amortized cost of
       $13,056 as of September 30, 1998)                                         13,189              --
     Mortgage-backed securities held to maturity (market value of
       $18,141 as of December 31, 1997)                                              --          18,123
     Loans receivable:
       Commercial                                                               146,939         134,685
       Residential mortgage                                                     168,354         124,865
       Home equity                                                               18,379          16,969
       Other                                                                        285             306
                                                                              ---------       ---------
          Total loans                                                           333,957         276,825
     Less allowance for loan losses                                              (4,200)         (3,645)
                                                                              ---------       ---------
          Net loans                                                             329,757         273,180

     Stock in the Federal Home Loan Bank of Boston                                4,172           3,511
     Premises and equipment, net                                                  3,537           2,857
     Excess of cost over net assets acquired, net                                 3,504           3,746
     Management fees receivable                                                   3,104           2,750
     Accrued interest receivable                                                  2,735           2,169
     Other assets                                                                 3,721           2,615
                                                                              ---------       ---------
          Total assets                                                        $ 427,394       $ 368,942
                                                                              =========       =========
LIABILITIES:
     Deposits                                                                 $ 299,667       $ 258,301
     Securities sold under agreements to repurchase                               3,620           5,366
     Federal funds purchased                                                      8,500          13,255
     FHLB borrowings                                                             79,091          60,226
     Other short-term borrowings                                                     --             837
     Accrued interest payable                                                       887             609
     Other liabilities                                                            4,942           4,413
                                                                              ---------       ---------
          Total liabilities                                                     396,707         343,007
                                                                              ---------       ---------
STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
      authorized:  30,000,000 shares in 1998 and 18,000,000 in 1997
      issued: 10,743,719 shares in 1998 and 10,641,100 shares in 1997            10,744          10,641
     Additional paid-in capital                                                  12,644          12,140
     Retained earnings                                                            7,510           3,800
     Stock subscriptions receivable                                                (499)           (669)
     Accumulated other comprehensive income (loss)                                  288              23
                                                                              ---------       ---------
          Total stockholders' equity                                             30,687          25,935
                                                                              ---------       ---------
          Total liabilities and stockholders' equity                          $ 427,394       $ 368,942
                                                                              =========       =========

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  ----------------------------      ----------------------------
                                                                     1998             1997             1998              1997
                                                                  -----------      -----------      -----------      -----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                             $     3,350      $     2,465      $     9,634      $     6,882
     Residential mortgage loans                                         2,903            2,140            7,733            5,902
     Home equity and other loans                                          349              295            1,002              827
     Investment securities                                                638              492            1,871            1,328
     Mortgage-backed securities                                           209              329              705            1,049
     FHLB stock dividends                                                  64               54              193              160
     Federal funds sold                                                    77               14              307              118
     Deposits in banks                                                     34               61              110              139
                                                                  -----------      -----------      -----------      -----------
         Total interest and dividend income                             7,624            5,850           21,555           16,405
                                                                  -----------      -----------      -----------      -----------
Interest expense:
     Savings and NOW                                                      110               85              321              260
     Money market                                                       1,550              932            4,073            2,545
     Certificates of deposit                                            1,123              940            3,259            2,697
     Federal funds purchased                                               44              173               91              267
     Securities sold under agreements to repurchase                        47               64              162              256
     FHLB borrowings                                                    1,096              679            3,255            2,079
     Other short-term borrowings                                           --                3               19               16
                                                                  -----------      -----------      -----------      -----------
         Total interest expense                                         3,970            2,876           11,180            8,120
                                                                  -----------      -----------      -----------      -----------
     Net interest income                                                3,654            2,974           10,375            8,285
Provision for loan losses                                                 242              130              857              259
                                                                  -----------      -----------      -----------      -----------
     Net interest income after provision for loan losses                3,412            2,844            9,518            8,026
                                                                  -----------      -----------      -----------      -----------
Fees and other income:
     Trust and investment management                                    3,510            3,622           11,300            9,782
     Deposit account service charges                                       64               67              172              160
     Gain (loss) on sale of loans                                          97               15              197               43
     Gain (loss) on sale of investment securities                          29               --               84               --
     Other                                                                181              334              502              441
                                                                  -----------      -----------      -----------      -----------
         Total fees and other income                                    3,881            4,038           12,255           10,426
                                                                  -----------      -----------      -----------      -----------
Operating expense:
     Salaries and employee benefits                                     3,640            3,813           11,260           10,043
     Occupancy and equipment                                              535              435            1,556            1,170
     Professional services                                                441              310            1,261            1,124
     Marketing                                                             88               57              269              266
     Business development                                                 122               99              408              362
     Amortization of intangibles                                           81               81              242              242
     Merger expenses                                                       --                9               --              120
     Other                                                                395              283            1,092              907
                                                                  -----------      -----------      -----------      -----------
         Total operating expense                                        5,302            5,087           16,088           14,234
                                                                  -----------      -----------      -----------      -----------
         Income before income taxes                                     1,991            1,795            5,685            4,218
     Income tax expense                                                   671              380            1,915              898
                                                                  ===========      ===========      ===========      ===========
         Net income                                               $     1,320      $     1,415      $     3,770      $     3,320
                                                                  ===========      ===========      ===========      ===========
Per share data:
       Basic earnings per share                                   $      0.12      $      0.13      $      0.35      $      0.31
                                                                  ===========      ===========      ===========      ===========
       Diluted earnings per share                                 $      0.12      $      0.13      $      0.34      $      0.30
                                                                  ===========      ===========      ===========      ===========
       Average common shares outstanding                           10,741,991       10,618,002       10,709,272       10,573,885
                                                                  ===========      ===========      ===========      ===========
       Average diluted shares outstanding                          11,125,513       11,016,638       11,129,874       10,950,239
                                                                  ===========      ===========      ===========      ===========
Proforma information:
       Net income                                                 $     1,320      $     1,415      $     3,770      $     3,320
       Proforma adjustment for income taxes of entity
              previously filing as an S-Corporation                        --              237               --              493
                                                                  -----------      -----------      -----------      -----------
       Proforma net income after adjustment for income taxes      $     1,320      $     1,178      $     3,770      $     2,827
                                                                  ===========      ===========      ===========      ===========
       Proforma basic earnings per share                          $      0.12      $      0.11      $      0.35      $      0.27
                                                                  ===========      ===========      ===========      ===========
       Proforma diluted earnings per share                        $      0.12      $      0.11      $      0.34      $      0.26
                                                                  ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity

                                                                                            ACCUMULATED
                                                   ADDITIONAL                                  OTHER
                                        COMMON      PAID-IN      RETAINED      STOCK        COMPREHENSIVE
                                         STOCK      CAPITAL      EARNINGS   SUBSCRIPTIONS   INCOME (LOSS)   TOTAL
                                        ------     ----------    --------   -------------   -------------  --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1996            $10,321      $11,991      $ 4,400       $(847)         $ (64)      $ 25,801
  Net income                                 --           --        3,320          --             --          3,320
  Other comprehensive income, net:
  Change in unrealized gain (loss)
   on securities available for sale          --           --           --          --             75             75
                                                                                                           --------
  Total other comprehensive income                                                                            3,395
  Stock options exercised                    28           37           --          --             --             65
  Proceeds from issuance of
    288,000 shares of common stock          288           87           --          --             --            375
  Stock subscription payments                --           --           --         174             --            174
  S-Corporation dividends paid               --           --       (2,088)         --             --         (2,088)
                                        -------      -------      -------       -----          -----       --------
Balance at September 30, 1997            10,637       12,115        5,632        (673)            11         27,722
                                        =======      =======      =======       =====          =====       ========

Balance at December 31, 1997             10,641       12,140        3,800        (669)            23         25,935
  Net income                                 --           --        3,770          --             --          3,770
  Other comprehensive income, net:
  Change in unrealized gain (loss)
   on securities available for sale          --           --           --          --            265            265
                                                                                                           --------
  Total other comprehensive income                                                                            4,035
  Stock options exercised                   103          504           --          --             --            607
  Stock subscription payments                --           --           --         170             --            170
  S-Corporation dividends paid               --           --          (60)         --             --            (60)
                                        -------      -------      -------       -----          -----       --------
Balance at September 30, 1998           $10,744      $12,644      $ 7,510       $(499)         $ 288       $ 30,687
                                        =======      =======      =======       =====          =====       ========

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      1998           1997
                                                                                   ----------      ---------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                      $  3,770       $  3,320
     Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                                  1,314            729
         Gain on sale of loans                                                           (197)           (43)
         Gain on sale of investment securities                                            (84)            --
         Gain on sale of other real estate owned                                           (4)            --
         Loss on sale of fixed assets                                                      --             10
         Provision for loan losses and uncollectable accounts                             857            304
         Distributed (undistributed) earnings of partnership investments                 (108)           795
         Loans originated for sale                                                    (16,600)        (4,972)
         Proceeds from sale of loans                                                   16,797          5,015
         (Increase) decrease in:
              Accrued interest receivable                                                (566)          (403)
              Investment management fees receivable                                      (354)          (722)
              Other assets                                                             (1,170)          (863)
         Increase (decrease) in:
              Accrued interest payable                                                    278             91
              Other liabilities                                                           529          2,186
                                                                                     --------       --------
                  Net cash provided (used) by operating activities                      4,462          5,447
                                                                                     --------       --------
Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                                           (400)         5,700
     Investment securities available for sale:
         Purchases                                                                    (54,389)       (10,183)
         Sales                                                                         37,654            130
         Maturities                                                                    11,155          4,317
     Investment securities held to maturity:
         Purchases                                                                         --         (5,226)
         Maturities                                                                        --          4,000
     Mortgage-backed securities available for sale:
         Principal payments                                                             5,034             --
     Mortgage-backed securities held to maturity:
         Principal payments                                                                --          5,291
     Net decrease (increase) in loans                                                 (57,731)       (36,022)
     Purchase of FHLB stock                                                              (661)            --
     Proceeds from sales of other real estate owned                                        38             --
     Capital expenditures                                                              (1,209)        (1,442)
                                                                                     --------       --------
                  Net cash provided (used) by investing activities                    (60,509)       (33,435)
                                                                                     --------       --------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                               41,366         26,798
     Net increase (decrease) in repurchase agreements                                  (1,746)        (1,247)
     Net increase (decrease) in federal funds purchased                                (4,755)         2,000
     FHLB advances:
         Proceeds                                                                      38,646         36,120
         Repayments                                                                   (19,781)       (31,323)
     Net increase (decrease) in other short-term borrowings                              (837)        (1,051)
     S-corporation dividends paid                                                         (60)        (2,089)
     Proceeds from stock subscriptions receivable                                         170            174
     Proceeds from issuance of common stock                                               607            440
                                                                                     --------       --------
                  Net cash provided (used) by financing activities                     53,610         29,822
                                                                                     --------       --------

     Net increase (decrease) in cash and due from banks                                (2,437)         1,834
     Cash and due from banks at beginning of year                                      12,361          8,709
                                                                                     --------       --------
      Cash and due from banks at end of period                                       $  9,924       $ 10,543
                                                                                     ========       ========
Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                        $ 10,902       $  8,013
     Cash paid during the period for income taxes                                       3,346            896
Supplementary disclosures of non-cash activities:
     Transfer of loans to other real estate owned                                          42             --
     Transfer of investments to available for sale                                     17,865             --

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  BASIS OF PRESENTATION

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank") and Boston Private Investment Management, Inc. ("BPIM"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Asset Management Corporation, and BPIM's consolidated financial statements include the accounts of its wholly-owned subsidiary, Westfield Capital Management Company, Inc. ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2)  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                                               THREE MONTHS ENDED               THREE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                        -------------------------------   -----------------------------
                                                   1998                               1997
                                        ------------------------------    ------------------------------
                                                                Per                                Per
                                                               Share                              Share
                                        Income     Shares      Amount     Income      Shares      Amount
                                        ------     ------      ------     ------      ------     -------
                                                     (In thousands, except per share amounts)
                BASIC EPS
                  Net Income            $1,320      10,742      $ 0.12     $1,415      10,618      $ 0.13
                                                                ======                             ======
                EFFECT OF DILUTIVE
                 SECURITIES
                  Stock Options             --         384                     --         399
                                        ------      ------                 ------      ------
               DILUTED EPS
                                        ------      ------      ------     ------      ------      ------
                  Net Income            $1,320      11,126      $ 0.12     $1,415      11,017      $ 0.13
                                        ======      ======      ======     ======      ======      ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (cont.)

                                              NINE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                        -------------------------------   -----------------------------
                                                    1998                             1997
                                        ------------------------------    ------------------------------
                                                                Per                                Per
                                                               Share                              Share
                                        Income     Shares      Amount     Income      Shares      Amount
                                        ------     ------      ------     ------      ------     -------
                                                     (In thousands, except per share amounts)
               BASIC EPS
                 Net Income             $3,770      10,709      $ 0.35     $ 3,320     10,574      $ 0.31
                                                                ======                             ======
               EFFECT OF DILUTIVE
                Securities
                 Stock Options              --         421                      --        376
                                        ------      ------                 -------     ------

               DILUTED EPS
                                        ------      ------       ------    -------     ------      ------
                 Net Income             $3,770      11,130       $ 0.34    $ 3,320     10,950      $ 0.30
                                        ======      ======       ======    =======     ======      ======


(3)  RECLASSIFICATIONS

Certain fiscal 1997 information has been reclassified to conform with the 1998 presentation.

(4) RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement will not have a material effect on the Company's consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    For the Quarter Ended September 30, 1998


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

The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment, and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and personal loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration.

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


FINANCIAL CONDITION

TOTAL ASSETS. Total assets increased $58.5 million, or 15.8%, from $368.9 million at December 31, 1997 to $427.4 million at September 30, 1998. This increase was primarily due to an increase in outstanding loan balances.

INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $81.0 million, or 19.0% of total assets, at September 30, 1998, compared to $81.6 million, or 22.1% of total assets, at December 31, 1997. Funds from the sale and maturity of $48.9 million of investment securities and $5.0 million of principal repayments on mortgage-backed securities, were reinvested in municipal bonds and U.S. government and agency obligations. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and loan demand.

During the quarter ended September 30, 1998, the Bank reconsidered its intent to hold investments until maturity. As a result, investment and mortgage-backed securities classified as held to maturity with an amortized cost of $17.9 million and an unrealized gain of $170,000 were reclassified as available for sale.

The following table is a summary of investment and mortgage-backed securities as of September 30, 1998 and December 31, 1997:

                                           AVAILABLE FOR SALE                               HELD TO MATURITY
                               ------------------------------------------     ---------------------------------------------
                               AMORTIZED       UNREALIZED        MARKET        AMORTIZED       UNREALIZED          MARKET
                                          -------------------                              -------------------
                                 COST      GAINS     LOSSES       VALUE         COST        GAINS      LOSSES      VALUE
                               ---------  --------  ---------   ---------     ----------   --------   --------    ---------
                                                                      (IN THOUSANDS)
AT SEPTEMBER 30, 1998
U.S. Government and agencies   $  22,298  $    158  $    (11)   $  22,445     $       --   $     --   $     --    $      --
Municipal bonds                   29,536       170        --       29,706             --         --         --           --
Mortgage-backed securities        13,056       136        (3)      13,189             --         --         --           --
                               ---------  --------  --------    ---------     ----------   --------   --------    ---------
   Total investments           $  64,890  $    464  $    (14)   $  65,340     $       --   $     --   $     --    $      --
                               =========  ========  ========    =========     ==========   ========   ========    =========
AT DECEMBER 31, 1997
U.S. Government and agencies   $  17,589  $     12  $    (18)   $  17,583     $    4,654   $      2   $     --        4,656
Municipal bonds                   19,151        42        --       19,193          5,000         22         --        5,022
Mortgage-backed securities          --          --        --         --           18,123        157       (139)      18,141
                               ---------  --------  --------    ---------     ----------   --------   --------    ---------
   Total investments           $  36,740  $     54  $    (18)   $  36,776     $   27,777   $    181   $   (139)   $  27,819
                               =========  ========  ========    =========     ==========   ========   ========    =========

LOANS. Total loans increased $57.1 million during the first nine months of 1998 from $276.8 million, or 75.0% of total assets, at December 31, 1997, to $334.0 million, or 78.1% of total assets, at September 30, 1998. This increase was primarily due to increases in residential mortgage loans, and to a lesser extent, commercial and home equity loans.

Interest rates affect both the level of new loan originations and refinancings or paydowns of existing loans. During the first nine months of 1998, interest rates were at relatively low levels, and demand for new loans and refinancings was strong. As a result, during this period, residential mortgage loans increased $43.5 million, or 34.8%, and commercial loans increased $12.3 million, or 9.1%. The increases in the home equity and other loan portfolios during the first nine months of 1998 were mainly due to the use of existing credit lines.

RISK ELEMENTS. The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                   SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                   ------------------    -----------------
                                                           (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis               $  911               $  722
Loans past due 90 days or more, but still accruing           6                   25
                                                        ------               ------
Total non-performing loans                                 917                  747
Other real estate owned                                     85                   85
                                                        ======               ======
Total non-performing assets                             $1,002               $  832
                                                        ======               ======
Delinquent loans 30-89 days past due                     1,323                1,632

Non-performing loans as a percent of gross loans           .27%                 .27%
Non-performing assets as a percent of total assets         .23%                 .23%

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

Total non-performing assets increased by $170,000, or 20.4%, during the first nine months of 1998. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

At September 30, 1998, loans with an aggregate balance of $1.3 million, or 0.40% of total loans, were 30 to 89 days past due. This represents a decrease of $309,000, or 18.9%, from the $1.6 million, or 0.59% of total loans which were reported as 30 to 89 days past due on December 31, 1997. In management's view, most of these loans are adequately secured, but these borrowers do not make timely payments on a regular basis.

ALLOWANCE FOR LOAN LOSSES. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties.

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

As the Company continues to be affected by changes in the risk characteristics of the loan portfolio, levels of non-performing loans, trends in delinquencies and charge-offs, and current economic conditions, it will continue to evaluate the adequacy of the allowance for loan losses. Notwithstanding these future evaluations, management believes that the allowance for loan losses as of September 30, 1998 is adequate based upon the information currently available.

The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     --------------------------        --------------------------
                                                       1998             1997              1998              1997
                                                     ---------        ---------        --------         ---------
                                                        (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
Ending gross loans                                   $ 333,957        $ 242,493        $ 333,957        $ 242,493
                                                     =========        =========        =========        =========
Allowance for loan losses, beginning of period       $   3,931        $   2,729        $   3,645        $   2,566
   Provision for loan losses                               242              130              857              259
   Charge-offs                                              (3)              (9)            (379)             (22)
   Recoveries                                               30              234               77              281
                                                     ---------        ---------        ---------        ---------
Allowance for loan losses, end of period             $   4,200        $   3,084        $   4,200        $   3,084
                                                     =========        =========        =========        =========
Allowance for loan losses to ending gross loans           1.26%            1.27%            1.26%            1.27%
                                                     =========        =========        =========        =========

DEPOSITS AND BORROWINGS. The Company experienced an increase in total deposits of $41.4 million, or 16.0%, during the first nine months of 1998, from $258.3 million, or 70.0% of total assets, at December 31, 1997, to $299.7 million, or 70.1% of total assets, at September 30, 1998. This increase was primarily attributable to growth in money market accounts. However all deposit categories experienced growth during this period except for savings accounts.

The following table shows the composition of the Company's deposits at September 30, 1998 and December 31, 1997:


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1998          1997
                                               -------------  ------------
                                                     (IN THOUSANDS)
Demand deposits                                  $ 41,826      $ 36,848
NOW                                                28,257        24,938
Savings                                             4,606         5,787
Money market                                      144,039       117,984
Certificates of deposit under $100,000             27,137        22,956
Certificates of deposit $100,000 or greater        53,802        49,788
                                                 --------      --------
     Total                                       $299,667      $258,301
                                                 ========      ========

Total borrowings (consisting of securities sold under agreements to repurchase, federal funds purchased, FHLB borrowings, and other short-term borrowings) increased by $11.5 million, or 14.5%, during the first nine months of 1998. This increase was primarily attributable to an increase in FHLB of Boston borrowings used to help fund loan growth, partially offset by a decrease in federal funds purchased and paydown of other short-term borrowings. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with core deposits.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. At September 30, 1998, cash, federal funds sold and securities available for sale amounted to $76.9 million, or 18.0% of total assets. This compares to $50.3 million, or 13.6% of total assets at December 31, 1997.

The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank had adequate liquidity to meet its commitments at September 30, 1998.

Westfield's primary source of liquidity consists of investment management fees that are generally collected on a quarterly basis. At September 30, 1998 Westfield had working capital of approximately $1.9 million. Management believes that Westfield had adequate liquidity to meet its commitments at September 30, 1998.


The Company's primary sources of funds are dividends from subsidiaries, issuance of common stock, and borrowings. Management believes that the Company had adequate liquidity to meet its commitments at September 30, 1998.

CAPITAL RESOURCES. Total stockholders' equity of the Company at September 30, 1998 was $30.7 million, compared to $25.9 million at December 31, 1997. This increase was the result of the Company's net income for the nine months ended September 30, 1998 of $3.8 million, combined with issuance of additional stock in connection with the exercise of stock options, and the change in accumulated other comprehensive income.

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 1998 and December 31, 1997:

                                                                                                  TO BE WELL CAPITALIZED
                                                                                                  UNDER PROMPT CORRECTIVE
                                            ACTUAL              FOR CAPITAL ADEQUACY PURPOSES        ACTION PROVISIONS
                                ------------------------------- ------------------------------- -------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- -----------

  AS OF SEPTEMBER 30, 1998

     Total risk-based capital:
         Company                 $   30,226           11.38%      $  21,250        >   8.0%      $  26,563       >  10.0%
         Bank                        26,996           10.29          20,890        >   8.0          26,225       >  10.0
     Tier I risk-based capital:
         Company                     26,895           10.12          10,625        >   4.0          15,938       >   6.0
         Bank                        23,707            9.04          10,490        >   4.0          15,735       >   6.0
      Tier I leverage capital:
         Company                     26,895            6.44          16,698        >   4.0          20,872       >   5.0
         Bank                        23,707            5.73          16,556        >   4.0          20,696       >   5.0

  AS OF DECEMBER 31, 1997

     Total risk-based capital:
         Company                  $  25,000           11.07%      $  18,073        >   8.0%      $  22,590       >  10.0%
         Bank                        23,756           10.68          17,788        >   8.0          22,235       >  10.0
     Tier I risk-based capital:
         Company                     22,166            9.81           9,036        >   4.0          13,554       >   6.0
         Bank                        20,966            9.43           8,894        >   4.0          13,341       >   6.0
      Tier I leverage capital:
         Company                     22,166            6.54          13,554        >   4.0          16,943       >   5.0
         Bank                        20,966            6.28          13,354        >   4.0          16,693       >   5.0


YEAR 2000 ISSUE. In 1996, the Company formed a Year 2000 project team to identify information technology and non-information technology systems, procedures, and practices that require modification or replacement. A detailed project plan has been developed with specific goals and target completion dates. The Company's business areas are in various stages of this project plan. The Company expects to complete testing of mission critical information technology and non-information technology systems by June 30, 1999.

The Company believes that, with modifications to existing systems and conversions to new systems, the Year 2000 problem will not pose significant operational problems for the Company's systems as so modified and converted. The Company expects that the necessary modifications will be implemented prior to the Year 2000, although there can be no assurance that this will be the case. In the event that modifications are not completed prior to the Year 2000, the Company has developed contingency plans. However there can be no assurance that these plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third party services where alternative arrangements are limited or unavailable.

The Company relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the progress of their Year 2000 efforts. The Company's Year 2000 project team has contacted all material service providers to discuss and assess their Year 2000 readiness. In addition, the Company is seeking verbal and written verification from its material third party service providers as to their Year 2000 readiness.

The Company began Year 2000 testing with material third party service providers during the third quarter of 1998, and plans to complete testing by June 30, 1999. This schedule continues to track in line with the Company's overall Year 2000 project plan.

The Company continues to discuss these matters with, obtain written certification from, and test the systems of third party service providers as to Year 2000 compliance, however, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operation.

The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor those loans with the highest exposure to Year 2000 risk. Also, assessment of Year 2000 risk has been incorporated into the loan underwriting process. Even with these review procedures in place, there may be increases in the Company's problem loans and credit losses in future years. It is not possible to quantify the potential impact of such losses at this time.

The Company currently expects that the total aggregate costs to address the Year 2000 issue will not be material to the Company's consolidated results of operations, although as the Company proceeds with its implementation plan, there may be additional unforeseen costs, which may be significant. The Company does not expect the amounts required to be expensed to resolve the Year 2000 issue to have a material effect on its financial position or results of operations.

The preceding "Year 2000 Issue" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Issue" discussion, the words "believes", "expects", "estimates", and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

GENERAL. The Company recorded net income of $1.3 million, or $0.12 per fully-diluted share, for the three months ended September 30, 1998, compared to $1.4 million, or $0.13 per fully-diluted share, for the same period in 1997. The current quarter results include an increase in net interest income, reduced by increases in the provision for loan losses, operating expenses, and the Company's effective tax rate. The Company's annualized return on average assets was 1.25% for the third quarter of 1998, compared to 1.80% for the same period in 1997, and the annualized return on stockholders' equity was 17.60% for the third quarter of 1998, compared to 21.24% for the same period in 1997.

NET INTEREST INCOME. For the quarter ended September 30, 1998, net interest income was $3.7 million, an increase of $680,000, or 22.9%, from $3.0 million for the same period in 1997. This increase was primarily attributable to an increase of $104.3 million, or 35.2%, in the average balance of earning assets, partially offset by a 27 basis point decrease in the net interest margin.

INTEREST INCOME. During the third quarter of 1998, interest income was $7.6 million, an increase of $1.8 million, or 30.3%, over the same period in 1997. Interest income on commercial loans increased 35.9% to $3.4 million for the three months ended September 30, 1998, compared to $2.5 million for the same period in 1997. Interest income from residential mortgage loans increased 35.7% to $2.9 million for the third quarter of 1998 as compared to $2.1 million for the same period in 1997. Home equity and other loans increased 18.3% to $349,000 for the third quarter of 1998 as compared to $295,000 for the same period in 1997. These increases were primarily due to an increase in loan volume. The average balance of commercial loans increased $39.4 million, or 38.8%, while the average rate decreased 20 basis points, or 2.1%, as compared to the same period in 1997. The average balance of residential mortgage loans increased $50.1 million, or 43.6%, while the average rate decreased 40 basis points, or 5.5% as compared to the same period in 1997. The average balance of home equity and other loans increased $2.8 million, or 19.8%, while the average rate decreased 13 basis points, or 1.5% as compared to the same period in 1997.

Total investment income increased $72,000, or 7.6%, to $1.0 million during the quarter ended September 30, 1998, compared to $950,000 during the same period in 1997. This increase was primarily attributable to an increase in the average balance of investments of $12.0 million, or 18.2%.

INTEREST EXPENSE. Interest paid on deposits and borrowings increased $1.1 million, or 38.0%, to $4.0 million for the three months ended September 30, 1998, from $2.9 million for the same period during 1997. This increase in the Company's interest expense is primarily due to an increase in the average balance of interest-bearing liabilities of $98.1 million, or 38.9%. The average cost of interest-bearing liabilities remained relatively flat during this period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $242,000 for the quarter ended September 30, 1998, compared to $130,000 for the same period in 1997. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under Financial Condition -"Allowance for Loan Losses." Net recoveries were $27,000 during the third quarter of 1998, compared to $225,000 for the same period in 1997. The reserve coverage as a percentage of total loans was 1.26% as of September 30, 1998.

FEES AND OTHER INCOME. Fees and other income decreased $157,000, or 3.9%, to $3.9 million for the three month period ended September 30, 1998, compared to $4.0 million for the same period in 1997. The majority of fee income is attributable to advisory fees earned on assets under management. These fees decreased $112,000, or 3.1%, to $3.5 million for the third quarter of 1998 compared to $3.6 million for the same period in 1997. This decrease is primarily due to a decrease in average assets under management from $2.3 billion for the quarter ended September 30, 1997 to $2.2 billion for the quarter ended September 30, 1998.

Deposit account service fees have decreased $3,000, or 4.5%, to $64,000 as a result of deposit account activity. Gain on sale of loans has increased $82,000 to $97,000 due to a higher volume of fixed rate loans that were sold in the secondary market. During the third quarter of 1998, the Company realized $29,000 of gains from the sale of investment securities. There were no sales of investment securities during the third quarter of 1997.

OPERATING EXPENSE. Total operating expense for the third quarter of 1998 increased $215,000, or 4.2%, to $5.3 million compared to $5.1 million for the same period in 1997. However, operating expense for the third quarter of 1997 included a $400,000 one-time bonus payment. Not including this bonus payment, operating expense would have increased $615,000, or 13.1% as compared to the third quarter of 1997. The increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company experienced a 29.7% increase in total assets, and a 24.8% increase in the number of full time employees from September 30, 1997 to September 30, 1998. In addition, the Company opened a new banking office in Wellesley, Massachusetts in April 1998, which contributed to the overall increase in operating expenses.

Salaries and benefits, the largest component of operating expense, decreased $173,000, or 4.5%, to $3.6 million for the quarter ended September 30, 1998, from $3.8 million for the same period in 1997. However, salaries and benefits for the third quarter of 1997 included a $400,000 one-time bonus payment. Not including this bonus payment, salaries and benefits increased $227,000, or 6.7%, as compared to the third quarter of 1997. This increase was due to an increase in the number of employees and ordinary course salary increases.

Occupancy and equipment expense increased $100,000, or 23.0%, to $535,000 for the third quarter of 1998 from $435,000 for the same period last year. This increase was primarily attributable to ongoing technology investments and expenses related to the new banking office in Wellesley, Massachusetts.

Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $131,000, or 42.3%, primarily as a result of a new contract to outsource internal audit and compliance functions, and higher volume related charges for data processing and custody services.

Marketing expenses increased $31,000, or 54.4%, to $88,000 for the third quarter of 1998 as a result of an increase in advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $23,000, or 23.2%, increase in business development expense as a result of an increase in the number of employees and new business activity. There was $9,000 of merger expenses incurred in the third quarter of 1997 related to the acquisition of Westfield. There were no such expenses during the third quarter of 1998.

Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $112,000, or 39.6% to $395,000, primarily as a result of the Company's continued growth and expansion.

INCOME TAX EXPENSE. The Company recorded income tax expense of $671,000 for the third quarter of 1998 as compared to $380,000 for the same period last year. The effective tax rate was 33.7% and 21.2% for the two periods, respectively. The increase in the Company's effective tax rate is primarily due to the fact that Westfield was a tax-exempt S-Corporation during 1997. If Westfield had been a fully taxable entity, the Company would have incurred approximately $237,000 of additional income tax expense for the third quarter of 1997, which equates to an effective tax rate of approximately 34.4%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


GENERAL. The Company recorded net income of $3.8 million, or $0.34 per fully-diluted share, for the nine months ended September 30, 1998, compared to $3.3 million, or $0.30 per fully-diluted share, for the same period in 1997. The current period results include an increase in net interest income and fee income, partially reduced by increases in the provision for loan losses, operating expenses, and the Company's effective tax rate. The Company's annualized return on average assets was 1.27% for the first nine months of 1998, compared to 1.47% for the first nine months of 1997, and the annualized return on stockholders' equity was 17.68% compared to 17.08% for the same periods, respectively.

NET INTEREST INCOME. For the nine months ended September 30, 1998, net interest income was $10.4 million, an increase of $2.1 million, or 25.2%, over the same period in 1997. This increase was primarily attributable to an increase of $81.8 million, or 27.5%, in the average balance of earning assets, partially offset by a 20 basis point decrease in the net interest margin.

INTEREST INCOME. During the first nine months of 1998, interest income was $21.6 million, an increase of $5.2 million, or 31.4%, over the same period in 1997. Interest income on commercial loans increased 40.0% to $9.6 million for the nine months ended September 30, 1998, compared to $6.9 million for the same period in 1997. Interest income from residential mortgage loans increased 31.0% to $7.7 million for the first nine months of 1998 as compared to $5.9 million for the same period in 1997, and home equity and other loans increased 21.2% to $1.0 million compared to $827,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume. For the first nine months of 1998, the average balance of commercial loans increased $41.3 million, or 43.2%, while the average rate decreased 20 basis points, or 2.2%. The average balance of residential mortgage loans increased $38.5 million, or 36.1%, while the average rate decreased 27 basis points, or 3.7% for the same period. The average balance of home equity and other loans increased $2.7 million, or 20.6%, while the average rate remained relatively flat.

Total investment income increased $392,000, or 14.0%, to $3.2 million during the nine months ended September 30, 1998, compared to $2.8 million during the same period in 1997. This increase was primarily attributable to an increase in the average balance of investments of $13.3 million, or 19.8%.

INTEREST EXPENSE. Interest paid on deposits and borrowings increased $3.1 million, or 37.7%, to $11.2 million for the nine months ended September 30, 1998, from $8.1 million for the same period during 1997. This increase in the Company's interest expense is due to an increase in the average balance of interest-bearing liabilities of $77.4 million, or 30.7%, between the two periods, and an increase in the average cost of interest-bearing liabilities from 4.50% for the first nine months of 1997 to 4.55% for the same period in 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $857,000 for the nine months ended September 30, 1998, compared to $259,000 for the same period in 1997. When determining the provision for loan losses, management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under Financial Condition -"Allowance for Loan Losses." Total loans increased $57.1 million, or 20.6%, during the first nine months of 1998, while the level of non-performing loans increased 22.8%. Net charge-offs were $302,000 during the first nine months of 1998, compared to $259,000 of net recoveries for the same period in 1997. The majority of the 1998 charge-offs resulted from one loan, which was written off due to concern about the borrower's ability to repay. The Bank plans to pursue collection of the outstanding balance. The reserve coverage as a percentage of total loans was 1.26% as of September 30, 1998 as compared to 1.27% as of September 30, 1997.

FEES AND OTHER INCOME. Fees and other income increased $1.8 million, or 17.5%, to $12.3 million for the nine month period ended September 30, 1998, compared to $10.4 million for the same period in 1997. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $1.5 million, or 15.5%, to $11.3 million for the first nine months of 1998 compared to $9.8 million for the same period in 1997. This increase is primarily due to an increase in average assets under management from $2.0 billion for the nine month period ended September 30, 1997 to $2.1 billion for the nine month period ended September 30, 1998.

Deposit account service fees have increased $12,000, or 7.5%, to $172,000 as a result of an increase in deposit account activity, and a revised fee schedule, which went into effect during the third quarter of 1997. Gain on sale of loans has increased $154,000 to $197,000 due to a higher volume of fixed rate loans that were sold in the secondary market. During the first nine months of 1998, the Company realized $84,000 of gains from the sale of investment securities. There were no sales of investment securities during the first nine months of 1997.

OPERATING EXPENSE. Total operating expense for the first nine months of 1998 increased $1.9 million, or 13.0%, to $16.1 million compared to $14.2 million for the same period in 1997. However, operating expense for the first nine months of 1997 includes a $400,000 one-time bonus payment. Not including this bonus payment, operating expense for the nine month period ended September 30, 1998 would have increased $2.3 million, or 16.3%, as compared to the same period in 1997. The increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company experienced a 29.7% increase in total assets, and a 24.8% increase in the number of full time employees from September 30, 1997 to September 30, 1998. In addition, the Company opened a new banking office in Wellesley, Massachusetts in April 1998, which contributed to the overall increase in operating expenses.

Salaries and benefits, the largest component of operating expense, increased $1.2 million, or 12.1%, to $11.2 million for the nine months ended September 30, 1998, from $10.0 million for the same period in 1997. However, salaries and benefits for the first nine months of 1997 include a $400,000 one-time bonus payment. Not including this bonus payment, salaries and benefits for the nine month period ended September 30, 1998 increased $1.6 million, or 16.8%, as compared to the same period in 1997. This increase was due to a 24.8% increase in the number of employees and ordinary course salary increases.

Occupancy and equipment expense increased $386,000, or 33.0%, to $1.6 million for the first nine months of 1998, from $1.2 million, for the same period last year. This increase was primarily attributable to ongoing technology investments and expenses related to the new banking office in Wellesley, Massachusetts.

Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $137,000, or 12.2%, primarily as a result of a new contract to outsource internal audit and compliance functions, and higher volume related charges for data processing and custody services.

Marketing expenses increased $3,000, or 1.1%, to $269,000 for the first nine months of 1998 as a result of ongoing advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $46,000, or 12.7%, increase in business development expense as a result of an increase in the number of employees and new business activity. There was $120,000 of merger expenses incurred in the first nine months of 1997 related to the acquisition of Westfield. There were no such expenses during the same period in 1998.

Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $185,000, or 20.4%, to $1.1 million, primarily as a result of increased business volume and an increase in the number of employees.

INCOME TAX EXPENSE. The Company recorded income tax expense of $1.9 million, for the first nine months of 1998 as compared to $898,000 for the same period last year. The effective tax rate was 33.7% and 21.3% for the two periods, respectively. The increase in the Company's effective tax rate was primarily due to the fact that Westfield was a tax-exempt S-Corporation during 1997. If Westfield had been a fully taxable entity, the Company would have incurred approximately $493,000 of additional income tax expense for the first nine months of 1997, which equates to an effective tax rate of approximately 33.0%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No submissions of matters to a vote of the security holders have taken place during the period covered by this report.

ITEM 5.  OTHER INFORMATION

No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibit 27.1      Financial Data Schedule

No reports on Form 8-K were filed during the three-month period ended September 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)





November 12, 1998                                         /s/  Timothy L. Vaill
                                        ----------------------------------------
                                                                Timothy L. Vaill
                                                             President and Chief
                                                               Executive Officer



November 12, 1998                                         /s/  Walter M. Pressey
                                        ----------------------------------------
                                                               Walter M. Pressey
                                                       Senior Vice President and
                                                         Chief Financial Officer