Form 10-K
period 1998-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 1999-02-25
CIK 821127

    As filed with the Securities and Exchange Commission on February 25, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______ to _______.

                         Commission File Number: 0-17089

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

 COMMONWEALTH OF MASSACHUSETTS                         04-2976299
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

    TEN POST OFFICE SQUARE
     BOSTON, MASSACHUSETTS                               02109
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (617) 912-1900
          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
       None                                               NA

          Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on the Nasdaq National Market System on February 22, 1999, was $64,531,979.

         10,802,513 shares of the registrant's common stock were outstanding on February 22, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the Company's 1999 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of part III.

================================================================================

                                TABLE OF CONTENTS



PART I

ITEM  1       BUSINESS                                                         3

ITEM  2       PROPERTIES                                                      15

ITEM  3       LEGAL PROCEEDINGS                                               16

ITEM  4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16



PART II

ITEM  5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             17

ITEM  6       SELECTED FINANCIAL DATA                                         18


ITEM  7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             19


ITEM  7A      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       31


ITEM  8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     34

ITEM  9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                             63


PART III

The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.


ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K                                                        63

              SIGNATURES                                                      65

                                     PART I

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements", changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, and changes in assumptions used in making such forward-looking statements.

ITEM 1. BUSINESS

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

     On October 31, 1997, the Company acquired Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests". Accordingly, the results of operations of the Company have been restated to reflect the results of operations on a consolidated basis.

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

     The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank and Westfield. The Company's and the Bank's principal offices are located at Ten Post Office Square, Boston, Massachusetts, and Westfield's principal office is located at One Financial Center, Boston, Massachusetts. The Bank also has a branch located in Wellesley, Massachusetts.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. In December 1996, the Company received $3.4 million of additional equity capital from an offering of its Common Stock, all of which was subsequently invested in the Bank. In December 1998, the Company invested $1.0 million of additional capital in the Bank from the proceeds of an intra-company loan from Westfield.

         Westfield is an investment management firm serving the investment needs of high net worth individuals and institutions with endowments, pensions and profit-sharing or 401(k) plans. The investment management team seeks out opportunities to purchase growth equities at a reasonable price by applying fundamental research techniques combined with an evaluation of a proprietary database of securities to identify prospective investments which have broad market opportunities, accelerating earnings growth, low financial leverage and sufficient cash flow. They often visit companies to interview management of prospective investments, seeking to find those situations where there is a diversity of current investment opinion and where fundamental research can identify company specific events that create a competitive edge. After making an investment, Westfield monitors performance against a systematic set of sell disciplines including: downside price limits, an alteration of the investment case, changes in relative price momentum, valuation relative to its peer group and attractiveness versus alternative investments. Westfield primarily manages individually invested accounts and also acts as managing general partner for three limited partnerships, one of which invests primarily in technology stocks, another invests primarily in small capitalization equities and a third that was started in June 1998, which invests primarily in midcap equities.

     The Company's operating results depend primarily on the operating results of the Bank and Westfield. The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Bank and from providing investment management services and acting as general partner for investment partnerships for clients at Westfield. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets and by investment performance of the Bank and Westfield. Fees earned as a general partner for investment partnerships are directly related to investment performance and, therefore, will be significantly affected by the investment performance of Westfield. The Bank also earns fees and other income from its lending and cash management services. The net income of the Bank depends primarily on its net interest income, which is the difference between interest income and interest expense or "cost of money", and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses.

INVESTMENT MANAGEMENT AND TRUST ADMINISTRATION

     The Company, and its subsidiaries, provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciary, the Bank also provides trust services to both individuals and institutions. Westfield, acting as the general partner of three limited partnerships, also earns fees based on the performance of these limited partnerships. For the year ended December 31, 1998, the asset management business accounted for 93.2% of the Company's total fees and other income and 52.5% of the Company's total revenues, which is defined as net interest income plus fees and other income.

     At December 31, 1998, the Company had approximately $2.6 billion in assets under management. Of this total, $2.5 billion was in investment advisory accounts, and $55.0 million was invested and administered under trust arrangements.

LENDING ACTIVITIES

     General. The Bank specializes in lending to individuals and small businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Bank to individuals include residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment and vacation properties, letters of credit and overdraft protection. Loans made by the Bank to businesses include commercial mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. Commercial loans over $500,000, with the exception of cash collateralized loans, are required to be reviewed by the Credit Committee, consisting of members of the Bank's senior management. Commercial and residential mortgage loans over $1.5 million are required to be reviewed by the Loan Committee, which consists of four outside Directors of the Bank.

     At December 31, 1998, the Bank had loans outstanding of $348.9 million, which represented approximately 76% of the Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 1998, approximately 80% of the Bank's outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk." At December 31, 1998, approximately 98.8% of the Bank's outstanding loans were secured, and approximately 82.4% were secured, in whole or in part, by real estate. Within the commercial loan portfolio, $96.5 million, or 62.3% of the portfolio was secured, in whole or in part by real estate.

     At December 31, 1998, the Bank's statutory lending limit to any single borrower was approximately $5.8 million, subject to certain exceptions provided under applicable law. At December 31, 1998, the Bank had no outstanding lending relationships in excess of the legal lending limit. The Bank also has a policy of extending only secured loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 1998, the aggregate principal amount of all loans to Directors and related entities (including unused commitments under lines of credit) was $3.6 million, or 11.1% of capital.



Loan Portfolio Composition and Maturity. The following table sets forth the loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

                                                                DECEMBER 31,
                    ------------------------------------------------------------------------------------------------------
                           1998                 1997                1996                 1995                1994
                    -------------------- ------------------- -------------------- ------------------- --------------------
                      AMOUNT    PERCENT   AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT    AMOUNT     PERCENT
                    ----------- -------- ---------- -------- ----------- -------- ---------  --------  ----------  -------
                                                           (DOLLARS IN THOUSANDS)

Commercial           $159,940      44.4%  $134,685    48.7%    $ 97,740    47.4%   $ 72,729     46.8%   $ 50,527      45.4%
Residential mortgage  173,810      49.8    124,865    45.1       96,578    46.9      74,447     48.0      54,373      48.9
Home equity            19,866       5.7     16,969     6.1       11,481     5.6       7,783      5.0       6,045       5.4
Other                     335        .1        306      .1          308      .1         297       .2         281        .3
                     --------   -------   --------  ------     --------  ------    --------   ------    --------    ------
                      348,951     100.0%   276,825   100.0%     206,107   100.0%    155,256    100.0%    111,226     100.0%
Allowance for
 loan losses           (4,386)              (3,645)              (2,566)             (1,942)              (1,232)
                     --------             --------             --------            --------             --------
Net loans            $344,565             $273,180             $203,541            $153,314             $109,994
                     ========             ========             ========            ========             ========



     The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 1998. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                                  RESIDENTIAL    HOME
                                                      COMMERCIAL   MORTGAGE     EQUITY   OTHER     TOTAL
                                                      ---------------------------------------------------
                                                                          (IN THOUSANDS)

Amounts due:
   One year or less                                   $ 70,181    $     --    $ 1,665    $335    $ 72,181
   After one year through five years                    60,383          49        815      --      61,247
   Beyond five years                                    24,376     173,761     17,386      --     215,523
                                                      ---------------------------------------------------
      Total                                           $154,940    $173,810    $19,866    $335    $348,951
                                                      ===================================================

Interest rate terms on amounts due after one year:
   Fixed                                              $ 46,633    $ 17,780    $    --    $ --    $ 64,413
   Adjustable                                           38,126     156,030     18,201      --     212,357
                                                      ---------------------------------------------------
       Total                                          $ 84,759    $173,810    $18,201    $ --    $276,770
                                                      ===================================================


     Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially lower than current market rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Bank will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. At December 31, 1998, $629,000 of loans scheduled to mature within one year were non-performing. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

     Commercial Loans. Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

     At December 31, 1998, the Bank had outstanding commercial loans totaling $154.9 million, which represented 44.4% of total loans and 33.9% of total assets of the Company. Commercial loans, consisting primarily of loans to businesses, increased $20.3 million, or 15.0 %, during the year ended December 31, 1998, compared to an increase of $36.9 million, or 37.8%, during the year ended December 31, 1997. The growth in 1998 and 1997 reflects both an increase in market demand and initiatives by the Bank to increase market share. Of the Bank's total commercial loan portfolio, $70.2 million or 45.3% is due within one year and $84.8 million or 54.7% is due after one year. Loans are typically priced on a fixed rate basis or at a margin over the Bank's base rate. Floating rate loans accounted for 67.9% of the Bank's commercial loan portfolio as of December 31, 1998. The average balance of the Bank's outstanding commercial loans was approximately $282,000 at year end 1998.

     The Bank has an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines. The Bank also reviews a large percentage of outstanding commercial loans at least annually. Such credit reviews are first performed by the loan review function and, if necessary, are presented to the Credit Committee with further review in certain situations by the Loan Committee. In addition, the Loan Committee reviews loans on the Bank's internal "watch list" and classified loan report on a monthly basis. Each of these loans is required to have an action plan which is developed by the lending officer in charge of the credit.

     Residential Mortgage and Home Equity Loans. At December 31, 1998, the Bank had outstanding residential mortgage loans and home equity loans of $173.8 million and $19.9 million, respectively, together representing 55.5% of the Bank's total loan portfolio. Residential mortgage loans and home equity loans increased $51.8 million, or 36.6%, during the year ended December 31, 1998, and increased $33.8 million, or 31.3%, during 1997. The increases in both 1998 and 1997 were primarily due to the relatively low level of adjustable mortgage loan interest rates, as well as promotional activities designed specifically to increase the Bank's volume of mortgage loan originations. While the Bank has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $227,150 at December 31, 1998. The average balance of the Bank's outstanding residential mortgage loans was approximately $340,000 at year end 1998.

     In 1998, the Bank sold $23.7 million of residential mortgage loans on a non-recourse basis without retaining servicing. The Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells most fixed rate mortgage loans to outside investors. At December 31, 1998, $153.4 million, or 88.3%, of loans in the Bank's residential mortgage portfolio were ARM's.

     Other Loans. Other loans consist of balances outstanding on credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 1998, aggregate outstanding balances on such loans were $335,000 compared to $306,000 at December 31, 1997. Other loans increased $29,000, or 9.5%, during the year ended December 31, 1998, and decreased $2,000, or 0.6%, during 1997. The balance of other loans is primarily dependent on client demand.

     Allowance for Loan Losses. The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                        1998        1997           1996          1995         1994
                                                      --------     -------       --------      --------      -------
                                                                         (DOLLARS IN THOUSANDS)

Average loans outstanding                             $308,978     $224,670      $175,332      $131,928      $95,400
                                                      ========     ========      ========      ========      =======

Allowance for loan losses, beginning of period        $  3,645     $  2,566      $  1,942      $  1,232      $ 1,006

Charged-off loans:
   Commercial                                              385           40             6            54          166
   Residential Mortgage                                     --           --            52             3           64
   Home Equity                                              --           --             8            --           --
   Other                                                    --           --            --             4           --
                                                      --------     --------      --------      --------      -------
       Total charged-off loans                             385           40            66            61          230
                                                      --------     --------      --------      --------      -------

Recoveries on loans previously charged-off:
   Commercial                                              122          308            71           153          101
   Residential Mortgage                                     --            1            --            --           --
                                                      --------     --------      --------      --------      -------
       Total recoveries                                    122          309            71           153          101
                                                      --------     --------      --------      --------      -------

Net loans charged-off (recovered)                          263         (269)           (5)          (92)         129
Provision for loan losses                                1,004          810           619           618          355
                                                      --------     --------      --------      --------      -------
Allowance for loan losses, end of period              $  4,386     $  3,645      $  2,566      $  1,942      $ 1,232
                                                      ========     ========      ========      ========      =======

Net loans charged-off (recovered) to average loans         .09%        (.12%)        (.01%)        (.07%)        .14%
Allowance for loan losses to ending gross loans           1.26%        1.32%         1.25%         1.25%        1.11%
Allowance for loan losses to non-performing loans       776.28%      487.95%       262.91%       304.87%      247.39%


     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general", "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgement. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgement and experience of management.

     The following table represents the allocation of the Bank's allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

                                                                    DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------
                              1998                1997                 1996                 1995                 1994
                       ------------------- -------------------- -------------------- -------------------- --------------------
                        AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                       ---------- --------  ---------- --------  ---------- --------  ---------- -------- ----------- --------
                                                               (DOLLARS IN THOUSANDS)

Loan category:
  Commercial            $3,763      44.4%    $3,143      48.7%    $2,296      47.4%    $1,686      46.8%     $1,062     45.4%
  Residential mortgage     429      49.8        312      45.1        241      46.9        237      48.0         154     48.9
  Home equity and other    194       5.8        190       6.2         29       5.7         19       5.2          16      5.7
                        ------     -----     ------     -----     ------     -----     ------     -----      ------    -----
                        $4,386     100.0%    $3,645     100.0%    $2,566     100.0%    $1,942     100.0%     $1,232    100.0%
                        ======     =====     ======     =====     ======     =====     ======     =====      ======    =====

         This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

INVESTMENT ACTIVITIES

     The investment activity of the Bank is an integral part of the overall asset/liability management of the Company. The Bank's investment policy is to establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieve a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the Bank has an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed by the portfolio manager and by the Asset/Liability Management Committee. See Notes 5 and 6 to the Consolidated Financial Statements.

     The following table summarizes the book value of investments at the dates indicated:

                                                          DECEMBER 31,
                                                -----------------------------
                                                  1998       1997       1996
                                                -------    -------    -------
                                                         (IN THOUSANDS)

Available for sale:
     U.S. Government and related obligations    $35,050    $17,583    $14,565
     Municipal bonds                             19,052     19,193     12,072
     Mortgage-backed obligations                 11,909         --         --
                                                -------    -------    -------
         Total available for sale               $66,011    $36,776    $26,637
                                                =======    =======    =======

Held to maturity:
     U.S. Government and related obligations    $    --    $ 4,654    $ 5,005
     Municipal bonds                                 --      5,000      1,382
     Mortgage-backed obligations                     --     18,123     25,289
                                                -------    -------    -------
         Total held to maturity                 $    --    $27,777    $31,676
                                                =======    =======    =======

SOURCES OF FUNDS

     Deposits. Deposits are the principal source of the Bank's funds for use in lending and for other general business purposes. At December 31, 1998, the Bank had a total of approximately 3,120 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $26,000; 670 savings accounts with an average account balance of approximately $6,000; and 3,860 money market accounts with an average account balance of approximately $45,000. Certificates of deposit of $100,000 or greater and certificates of deposit under $100,000 represented approximately 15.7% and 8.9% of total deposits at December 31, 1998 and 1997, respectively. See Note 10 to the Consolidated Financial Statements for further information.

     The following table sets forth the average balances and interest rates paid on the Bank's deposits:

                                                            YEAR ENDED
                                                        DECEMBER 31, 1998
                                                     ----------------------
                                                      AVERAGE       AVERAGE
                                                      BALANCE        RATE
                                                     --------      --------
                                                     (DOLLARS IN THOUSANDS)

Non interest-bearing deposits:
   Checking accounts                                 $ 34,774         --%
Interest-bearing deposits:
   Savings and NOW accounts                            32,647       1.27
   Money market accounts                              142,440       3.87
   Certificates of deposit under $100,000              26,747       5.72
   Certificates of deposit of $100,000 or greater      53,552       5.32
                                                     --------
       Total                                         $290,160       3.55%
                                                     ========


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

     Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

                                            DECEMBER 31,
                                         ------------------
                                           1998       1997
                                         -------    -------
                                            (IN THOUSANDS)

Less than 3 months remaining             $40,776    $35,371
3 to 6 months remaining                    4,562      8,243
6 to 12 months remaining                   7,178      5,824
More than 12 months remaining                100        350
                                         -------    -------
     Total                               $52,616    $49,788
                                         =======    =======



     Borrowings. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding, thereby increasing flexibility. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $135.3 million at December 31, 1998. At December 31, 1998, the Bank had $76.3 million in FHLB advances outstanding with a weighted average interest rate of 5.74%. At December 31, 1997, there were $60.2 million in FHLB advances outstanding with a weighted average interest rate of 6.03%. Of the advances outstanding at December 31, 1998, $18.0 million have variable rates which reprice at least annually to market rates. The Bank has the opportunity to repay variable rate advances on their respective anniversary dates. See Note 12 to the Company's Consolidated Financial Statements for further information.

     The Bank also obtains funds from the sales of securities to institutional investors under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements are delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Bank. However, the Bank is subject to the risk that the lender of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into such transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 1998, the total amount of outstanding repurchase agreements was $6.2 million with a weighted average interest rate of 4.16%. See Note 11 to the Company's Consolidated Financial Statements for additional information.

     From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Company has negotiated federal fund lines of credit totaling $35.4 million with correspondent institutions to provide the Bank with immediate access to overnight borrowings. At December 31, 1998, the Bank did not have any borrowings outstanding under these federal funds lines. The Bank has also negotiated brokered deposit agreements with two institutions that have nationwide distribution capabilities. At December 31, 1998, the Bank did not have any brokered deposits outstanding under these agreements. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

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

     In particular, in attempting to attract deposits and originate loans, the Bank encounters competition from other institutions, including larger downtown Boston and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies serving Eastern Massachusetts and adjoining areas. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services.

     In this competitive environment, the Bank may be unable to attract sufficient and high-quality loans in order to continue its loan growth, which may adversely affect the Bank's results of operations and financial condition, including the level of its non-performing assets. The Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Bank's current commercial borrowing customers may develop needs for credit facilities larger than it can accommodate.

     In addition, the ability of the Bank and Westfield to attract investment management and trust business may be inhibited by their relatively short history and record of performance. With respect to their investment management and trust services, the Bank and Westfield compete primarily with commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Competition is especially keen in the Bank's and Westfield's market area, because Boston has a well-established investment management industry. Many of the Bank's and Westfield's competitors have greater resources than either the Bank, Westfield, or the Company on a consolidated basis. In addition to competing directly for clients, competition can impact the fee structures of the Bank and Westfield. The Company believes that the ability of the Bank and Westfield to compete effectively with other firms is dependent upon their products, level of investment performance and client service, as well as the marketing and distribution of their investment products. There can be no assurance that the Bank and Westfield will be able to achieve favorable investment performance and retain their existing clients.

EMPLOYEES

     At December 31, 1998, the Company had 138 full-time and 3 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good.

REGULATION

         Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations, which are subject to changes that significantly affect the way in which such entities conduct business. Legislation enacted in recent years, as well as recent changes in regulatory policy, has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds and investment banks. In addition, the enactment of banking legislation such as the Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

REGULATION OF THE COMPANY

         General. The Company has been incorporated as a business corporation under Massachusetts law. Thus, the rights of the Company's stockholders are governed, in part, by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve Board pursuant to the BHCA.

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

         Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill and other intangibles. Total capital consists of Tier 1 capital and supplementary capital, which includes: hybrid capital instruments and perpetual debt; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.

         Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank, including commercial real estate loans, commercial business loans and consumer loans. In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. Furthermore, the bank holding company rating system used by the Federal Reserve Board to analyze the adequacy of a bank holding company's management, operations, earnings and capital generally evaluates "primary capital" and "total capital," with the leverage ratios for "well capitalized" institutions being 5.5% and 6%, respectively.

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

         In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the company's outstanding common stock, or such lesser number of shares of voting securities and other indications of control as constitute control over the Company. Such approval would be contingent upon, among other things, the acquiror (if not already registered) registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

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

         FDIC Insurance Premiums. Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. FDIC insurance rates under these classifications range from 0.013% of deposits for well capitalized, healthy institutions to 0.283% of deposits for undercapitalized institutions with substantial supervisory concerns. At December 31, 1998, the Bank was considered "well capitalized" with regard to these regulations.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board, as described above.

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

         Safety and Soundness Guidelines. The federal banking agencies have adopted safety and soundness guidelines for all insured depository institutions and depository institution holding companies, prescribing in a general manner standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and other operational and managerial standards.


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


INTERSTATE BANKING LEGISLATION

         Under the Interstate Act, different types of interstate transactions and activities will be permitted under federal law, each with different effective dates. Interstate transactions and activities provided for under this law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between insured banks with different home states, including consolidations of affiliated insured banks; (iii) establishment of interstate branches by branch acquisition; and (iv) affiliated banks acting as agents for one another for certain banking functions without regard to state law prohibitions on interstate branching or unauthorized banking. In general, nationwide interstate bank acquisitions are now permissible, irrespective of most state law limitations. Interstate mergers became permissible on July 1, 1997. States may at any time enact legislation permitting interstate branching. Banks are now permitted to act as agents for affiliated depository institutions. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

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

         The Interstate Act also applies deposit "concentration limits" to interstate acquisition and merger transactions. Specifically, a banking institution may not receive federal approval for interstate expansion if it and its affiliates would control (i) more than 10% of the deposits held by all insured depository institutions in the United States, or (ii) 30% or more of the deposits of all insured depository institutions in any state in which the banks or branches involved in the transactions (or any affiliated depository institution) overlap.

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

GOVERNMENT REGULATION

         Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield and Boston Private Asset Management ("BPAM"), an investment management subsidiary of the Bank, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act. As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield and BPAM are investment advisers also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield acts as adviser, or subadviser, is registered with the Commission under the Investment Company Act, shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. As an adviser or subadviser to a registered investment company, Westfield is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. Westfield is also subject to ERISA, and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its client. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

FEDERAL TAXATION

         The Company, the Bank and Westfield are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, the Bank and Westfield, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes.

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

STATE AND LOCAL TAXATION

         Commonwealth of Massachusetts. The Bank is subject to an annual Massachusetts excise tax. The tax rate applicable to financial institutions, including trust companies, will be reduced to 10.50% by 1999 on net income apportioned to Massachusetts. The rate was 11.72% for 1996, 11.32% for 1997, 10.91% for 1998 and will be 10.50% for 1999. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, but not the credits as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of Massachusetts net income is modified to allow a deduction for 95% of dividends received from stock where the Bank owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Finally, affiliated financial institutions are not permitted to file a combined tax return in Massachusetts under the new legislation.

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


ITEM 2. PROPERTIES

     In October 1994, the Company executed a lease for the banking premises located at Ten Post Office Square, Boston, Massachusetts, which is the headquarters of the Bank. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at this location.

     In January 1996, Westfield executed a lease for 11,320 square feet of office space at One Financial Center. This lease expires in August 2001 and is renewable for an additional five years. Approximately 13% of this space is subleased to a tenant under a noncancellable operating lease, which expires in August 2001.

     In November 1997, the Bank executed a lease for a 6,216 square foot building at 336 Washington Street, Wellesley, Massachusetts. The lease for this office expires in October 2012 and provides for three five year options for renewal.

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

     Notwithstanding the Court's dismissal of the underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties. On December 31, 1998, the plaintiff filed another motion asking the Court to reconsider the legal basis for its decision granting summary judgment to the Bank. Among other things, plaintiff alleged that it had new evidence which it asserts supports its claims against the Bank. The Bank filed its opposition to plaintiff's motion on February 2, 1999. The Bank continues to believe it has valid defenses to, and will vigorously defend all claims and allegations of wrongdoing in connection with the transaction. The Company incurred legal expenses of approximately $4,000 net of recoveries under an insurance policy during 1998. Legal expenses incurred to date in 1999 net of recoveries under and insurance policy are estimated to be approximately $4,000. No further estimate of any loss can be made at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements", changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, and changes in assumptions used in making such forward-looking statements.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market ("Nasdaq") under the symbol "BPFH". At February 22, 1999 there were 10,802,513 shares of Common Stock outstanding, which were held by approximately 400 holders of record.

     The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:


                                                 HIGH      LOW
                                                ------    -----

FISCAL YEAR ENDED DECEMBER 31, 1998
Fourth Quarter                                  $ 9.25    $7.00
Third Quarter                                    10.50     6.88
Second Quarter                                   11.75     9.38
First Quarter                                    10.38     8.00

FISCAL YEAR ENDED DECEMBER 31, 1997
Fourth Quarter                                  $ 8.63    $7.13
Third Quarter                                     8.88     6.75
Second Quarter                                    7.25     5.75
First Quarter                                     6.38     4.88


DIVIDENDS

     The Company has never paid any dividends in respect to its Common Stock. The Company does not presently have any specific plans to pay cash dividends on its Common Stock. Declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions. The Bank and Westfield are the principal assets of the Company, and as such, provide the only source of payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. These restrictions on the ability of the Bank to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. There are no such comparable statutory restrictions on Westfield's ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 9, 1996 the Company issued 730,000 shares of its Common Stock in a private placement exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, for an aggregate offering price of approximately $3.2 million.

     The information contained in the Company's Current Report on Form 8-K, filed with the Commission on August 21, 1997, as amended by Form 8-K/A filed with the Commission on November 14, 1997, regarding the issuance of 3,918,367 shares of the Company's Common Stock in connection with the acquisition of Westfield is incorporated herein by reference thereto.

ITEM 6. SELECTED FINANCIAL DATA

         The following table represents selected financial data for the five fiscal years ended December 31, 1998. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                       1998             1997             1996           1995           1994
                                                   -----------      -----------       ----------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

AT DECEMBER 31:
Total balance sheet assets                         $   457,247      $   368,942       $  293,879     $  245,419     $  207,119
Total loans                                            348,951          276,825          206,107        155,256        111,226
Allowance for loan losses                                4,386            3,645            2,566          1,942          1,232
Investment securities                                   54,102           46,430           33,024         35,101         41,238
Mortgage-backed securities                              11,909           18,123           25,289         32,052         35,304
Cash and cash equivalents                               23,924           13,561           15,659          9,918         11,781
Excess of cost over net assets acquired                  3,424            3,746            4,068          4,390            273
Deposits                                               334,852          258,301          209,302        178,885        144,915
Borrowed funds                                          82,570           79,684           54,694         41,941         44,624
Stockholders' equity                                    32,291           25,935           25,801         18,900         14,882
Non-performing assets                                      565              832            1,061            882            763

Client assets under management                     $ 2,630,000      $ 2,200,000       $1,900,000     $1,536,000     $  706,000

FOR THE YEAR ENDED DECEMBER 31:
Interest and dividend income                       $    29,285      $    22,728       $   18,688     $   15,949     $   10,136
Interest expense                                        15,137           11,334            9,377          8,451          4,562
                                                   -----------      -----------       ----------     ----------     ----------
Net interest income                                     14,148           11,394            9,311          7,498          5,574
Provision for loan losses                                1,004              810              619            618            355
                                                   -----------      -----------       ----------     ----------     ----------
Net interest income after provision for loan            13,144           10,584            8,692          6,880          5,219
losses
Fees and other income                                   18,224           13,784           12,831          9,030          4,922
Operating expense                                       22,971           18,951           14,829         11,404          8,052
                                                   -----------      -----------       ----------     ----------     ----------
Income before income taxes                               8,397            5,417            6,694          4,506          2,089
Income tax expense (benefit)                             2,890            1,909            1,216            104           (300)
                                                   -----------      -----------       ----------     ----------     ----------
Net income                                         $     5,507      $     3,508(2)    $    5,478     $    4,402     $    2,389
                                                   ===========      ===========       ==========     ==========     ==========

PER SHARE DATA:
Basic earnings per share                           $      0.51      $      0.33       $     0.57     $     0.48     $     0.26
Diluted earnings per share                         $      0.50      $      0.32(2)    $     0.55     $     0.47     $     0.26
Average common shares outstanding                   10,718,117       10,590,000        9,597,000      9,191,000      9,118,000
Average diluted shares outstanding                  11,122,660       10,960,000        9,880,000      9,394,000      9,118,000
Book value                                         $      3.00      $      2.44       $     2.50     $     2.03     $     1.63

SELECTED OPERATING RATIOS:
Return on average assets                                  1.35%            1.13%(2)         2.11%          1.97%          1.47%
Return on average equity                                 18.92%           13.50%(2)        26.37%         26.32%         16.48%
Interest rate spread (1)                                  3.20%            3.33%            3.24%          2.90%          3.14%
Net interest margin (1)                                   3.78%            3.99%            3.85%          3.52%          3.61%
Total Fees and Other Income/Total Revenue (3)            56.30%           54.75%           57.95%         54.64%         46.89%

ASSET QUALITY RATIOS:
Non-performing loans to gross loans                        .16%             .27%             .47%           .41%           .45%
Non-performing assets to total assets                      .12%             .23%             .36%           .36%           .37%
Allowance for loan losses to gross loans                  1.26%            1.32%            1.25%          1.25%          1.11%
Allowance for loan losses to non-performing loans       776.28%          487.95%          262.10%        304.87%        247.39%
Loans charged-off to average loans                         .13%             .02%             .04%           .05%           .24%

CAPITAL RATIOS:
Average equity to average assets                          7.13%            8.37%            7.99%          7.48%          8.94%
Tier I leverage capital ratio                             6.57%            6.54%            7.83%          6.14%          7.12%
Tier I risk-based capital ratio                          10.52%            9.81%           12.85%         11.28%         14.39%
Total risk-based capital ratio                           11.77%           11.07%           14.10%         12.53%         15.64%


(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.
(2) After deducting $1.2 million of non-recurring merger expenses, net income for the year ended December 31, 1997 was $4.7 million, or $0.43 per share, return on average assets was 1.52%, and return on average equity was 18.21%.
(3)  Total revenue is defined as net interest income plus fees and other income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, their notes, and other statistical information included in this annual report. The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients, and its vendors, and changes in assumptions used in making such forward-looking statements. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of financial institutions such as the Company.

LIQUIDITY

     Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, deposit inflows, loan repayments, borrowed funds, and maturity and sales of investment securities. These sources fund the Company's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a high degree of liquidity. At December 31, 1998, cash, federal funds sold and securities available for sale amounted to $89.9 million, or 19.7% of total assets of the Company. This compares to $50.3 million, or 13.6% of total assets, at December 31, 1997.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $135.3 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees which are collected on a quarterly basis. At December 31, 1998, Westfield had working capital of approximately $2.0 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

CAPITAL RESOURCES

     Total stockholders' equity of the Company at December 31, 1998 was $32.3 million, compared to $25.9 million at December 31, 1997. This increase of $6.4 million was primarily the result of the Company's net income for 1998 of $5.5 million combined with the proceeds of Common Stock issued and options exercised.

     As a bank holding company, the Company is subject to a number of regulatory capital requirements which have been adopted by the Federal Reserve Board. At December 31, 1998, the Company's Tier I leverage capital ratio stood at 6.57%, compared to 6.54% at December 31, 1997. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 10.52% and a Total risk-based capital ratio of 11.77% at December 31, 1998. This compares to a Tier I risk-based capital ratio of 9.81% and a Total risk-based capital ratio of 11.07% at December 31, 1997. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 1998.


     The Bank is also subject to a number of regulatory capital measures. At December 31, 1998, the Bank's Tier I leverage capital ratio stood at 5.96%, as compared to 6.28% at December 31, 1997. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk-based capital ratio of 9.62% and a Total risk-based capital ratio of 10.87% at December 31, 1998. This compares to a Tier I risk-based capital ratio of 9.43% and a Total risk-based capital ratio of 10.68% at December 31, 1997. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank was considered to be "well capitalized" as of December 31, 1998.


FINANCIAL CONDITION

     Total Assets. Total assets increased $88.3 million, or 23.9%, to $457.2 million at December 31, 1998 from $368.9 at December 31, 1997. This increase was attributed primarily to an increase in portfolio loan originations and was primarily funded by an increase in deposits.

     Investments. Total investments (consisting of federal funds sold, investment securities and mortgage-backed securities) were $77.0 million, or 16.8% of total assets, at December 31, 1998, compared to $65.8 million, or 17.8% of total assets, at December 31, 1997. This increase of $11.3 million, or 17.1%, was primarily due to an inflow of cash deposits at year-end which was invested in overnight federal funds sold, and reinvestment of interest income within the investment portfolio. As of December 31, 1998, all investments are classified as available for sale. The investment portfolio carried a total of $175,000 in net unrealized gains at December 31, 1998.

     Loans. Loans totaled $349.0 million, or 76.3% of total assets, at December 31, 1998, compared with $276.8 million, or 75.0% of total assets, at December 31, 1997. This increase of $72.1 million, or 26.1%, was due to a larger allocation of resources devoted to loan originations, as well as the combination of a healthy local economy and low interest rates which helped fuel loan demand. During 1998, commercial loans increased $20.3 million, or 15.0%, to $154.9 million from $134.7 million at December 31, 1997; residential mortgage loans increased $48.9 million, or 39.2%, to $173.8 million from $124.9 million at December 31, 1997; and home equity and other loans increased $2.9 million, or 17.1%, to $20.2 million from $17.3 million at December 31, 1997.

     Deposits. The Company experienced an increase of $76.6 million, or 29.6%, in deposits during 1998, from $258.3 million, or 70.0% of total assets at December 31, 1997, to $334.9 million, or 73.2% of total assets, at December 31, 1998. The Company opened a new banking office in Wellesley, Massachusetts in April 1998, which contributed approximately $11.5 million of deposits as of December 31, 1998.

     Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings, and other short-term borrowings) increased $2.9 million, or 3.6%, during 1998 to $82.6 million from $79.7 million at December 31, 1997. The increase was mainly attributable to an increase in FHLB borrowings to help fund loan growth. Management takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower-cost core deposits.


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

                                                                                     DECEMBER 31,
                                                                ----------------------------------------------------
                                                                 1998        1997        1996       1995       1994
                                                                ------      ------      ------      ----      ------
                                                                                (DOLLARS IN THOUSANDS)

 Loans accounted for on a nonaccrual basis                      $  565      $  722      $  976      $443      $  323
 Loans past due 90 days or more, but still accruing                 --          25          --       194         175
                                                                ------      ------      ------      ----      ------
 Total non-performing loans                                        565         747         976       637         498
 Other real estate owned                                            --          85          85       245         265
                                                                ------      ======      ======      ====      ------
 Total non-performing assets                                    $  565      $  832      $1,061      $882      $  763
                                                                ======      ======      ======      ====      ======

 Delinquent loans 30-89 days past due                           $3,307      $1,632      $3,066      $304      $1,010

 Non-performing loans as a % of gross loans                        .16%        .27%        .47%      .41%        .45%
 Non-performing assets as a % of total assets                      .12%        .23%        .37%      .37%        .37%
 Delinquent loans 30-89 days past due as a % of gross loans        .95%        .59%       1.49%      .20%        .91%


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

     Non-Performing Assets. At December 31, 1998, the Company had non-performing assets of $565,000, which were 0.12% of total assets, representing a decrease of $267,000, or 32.1%, from $832,000 at December 31, 1997. As of December 31, 1998, the Company's non-performing assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Notes 7 and 8 to the Company's Consolidated Financial Statements for further information on non-performing assets.

     Delinquencies. At December 31, 1998, $3.3 million of loans were 30 to 89 days past due, an increase of $1.7 million, or 102.6%, from the $1.6 million reported at December 31, 1997. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

     Adversely Classified Loans. The Company's management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 1998, the Company had classified $2.9 million of loans as substandard or doubtful based on the rating system adopted by the Company. In addition, at December 31, 1998, the Company had designated $210,000 of loans as special mention.

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

NET INTEREST INCOME AND MARGIN

     Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-earning assets.

     The following table sets forth average assets, liabilities, and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1998, 1997, and 1996.

                                                                       YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------
                                                  1998                           1997                          1996
                                    ------------------------------ ------------------------------ ----------------------------
                                                INTEREST                       INTEREST                      INTEREST
                                     AVERAGE     EARNED/   AVERAGE   AVERAGE    EARNED/  AVERAGE   AVERAGE    EARNED/  AVERAGE
                                     BALANCE      PAID      RATE     BALANCE     PAID     RATE     BALANCE     PAID      RATE
                                    --------   ---------- -------- ---------- ---------  -------  ---------  --------  -------
                                                                       (DOLLARS IN THOUSANDS)
 ASSETS

 Earning assets:
   Interest bearing deposits in     $  2,840     $   140    4.93%   $  3,441   $   194    5.64%   $  2,548    $   159    6.24%
banks
   Federal funds sold                  6,875         351    5.11%      4,132       220    5.32%      2,154        110    5.11%
   Investments (1)                    70,038       4,187    5.98%     62,356     3,746    6.01%     64,998      3,884    5.98%
   Loans: (2)
        Commercial                   140,296      13,083    9.33%     99,640     9,567    9.60%     78,486      7,482    9.53%
        Residential mortgage         151,684      10,665    7.03%    110,750     8,168    7.38%     86,988      6,358    7.31%
        Home equity and other         16,998       1,396    8.21%     14,280     1,179    8.26%      9,858        810    8.22%
                                    --------     -------             -------   -------            --------    -------
         Total earning assets        388,731      29,822    7.67%    294,599    23,074    7.83%    245,032     18,803    7.67%
                                                 -------                       -------                        -------
Allowance for loan losses             (3,901)                         (2,861)                       (2,177)
Cash and due from banks                7,226                           5,182                         5,068
Other assets                          16,314                          13,823                        12,120
                                    --------                        --------                      --------
         Total assets               $408,370                        $310,743                      $260,043
                                    ========                        ========                      ========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest bearing liabilities:
   Deposits:
        Savings and NOW             $ 32,647         414    1.27%   $ 24,552       353    1.44%   $ 22,895        343    1.50%
        Money market                 142,440       5,514    3.87%     99,660     3,776    3.79%     80,760      2,990    3.70%
        Certificates of deposit       80,299       4,379    5.45%     67,959     3,705    5.45%     57,391      3,070    5.35%
   Borrowed funds                     83,174       4,830    5.81%     59,532     3,500    5.88%     50,364      2,974    5.91%
                                    --------     -------            --------   -------            --------    -------
         Total interest bearing
            liabilities              338,560      15,137    4.47%    251,703    11,334    4.50%    211,410      9,377    4.44%
                                                 -------                       -------                        -------
Non-interest bearing demand deposits  34,774                          28,042                        24,073
Payables and other liabilities         5,921                           5,004                         3,785
                                    --------                        --------                      --------
         Total liabilities           379,255                         284,749                       239,268
Stockholders' equity                  29,115                          25,994                        20,775
                                    --------                        --------                      --------
         Total liabilities and
          stockholders' equity      $408,370                        $310,743                      $260,043
                                    ========                        ========                      ========
Net interest income                              $14,685                       $11,740                         $9,426
                                                 =======                       =======                        =======

Interest rate spread                                        3.20%                         3.33%                          3.24%
Net interest margin                                         3.78%                         3.99%                          3.85%


(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $537,000, $346,000, and $115,000 for the years ended December 31, 1998, 1997, and 1996, respectively.
(2) Nonaccrual loans are included in average loan balances.
(3) Average balances are derived from daily balances.

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


                                                1998 VS. 1997                   1997 VS. 1996
                                         ----------------------------    ----------------------------
                                                CHANGE DUE TO                   CHANGE DUE TO
                                         ----------------------------    ----------------------------
                                          RATE     VOLUME      TOTAL      RATE     VOLUME      TOTAL
                                         ------    -------    -------    ------    -------    -------
                                                                (IN THOUSANDS)

INTEREST INCOME ON
   INTEREST-EARNING ASSETS:
   Interest-bearing deposits in banks    $ (22)    $  (32)    $  (54)    $ (16)    $   51     $   35
   Federal funds sold                       (9)       140        131         4        106        110
   Investments                             (44)       294        250      (160)      (209)      (369)
   Loans:
     Commercial                           (282)     3,798      3,516        54      2,031      2,085
     Residential mortgage                 (397)     2,894      2,497        59      1,751      1,810
     Home equity and other                  (6)       223        217         4        365        369
                                         -----     ------     ------     -----     ------     ------
       Total interest income              (760)     7,317      6,557       (55)     4,095      4,040
                                         -----     ------     ------     -----     ------     ------

INTEREST EXPENSE ON INTEREST-
   BEARING LIABILITIES:
   Deposits:
     Savings and NOW                       (31)        92         61        (1)        11         10
     Money market                           84      1,654      1,738        71        715        786
     Certificates of deposit                 1        673        674        60        575        635
   Borrowed funds                          (44)     1,374      1,330       (13)       539        526
                                         -----     ------     ------     -----     ------     ------
       Total interest expense               10      3,793      3,803       117      1,840      1,957
                                         -----     ------     ------     -----     ------     ------

NET INTEREST INCOME                      $(770)    $3,524     $2,754     $(172)    $2,255     $2,083
                                         =====     ======     ======     =====     ======     ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net Income. The Company reported net income of $5.5 million, or $0.50 per diluted share, for the year ended December 31, 1998. For the year ended December 31, 1997 the Company's net income was $3.5 million, or $0.32 per diluted share after deducting $1.2 million of non-recurring acquisition expenses, net of tax. The 57.0% increase of $2.0 million in reported net income is primarily the result of the effect on the Company's 1997 net income of the $1.2 million of non-recurring acquisition expenses and the tax-exempt, S-Corporation status of Westfield prior to the acquisition in 1997. Not including non-recurring acquisition expenses, and had Westfield been fully taxable in 1997, the Company would have reported proforma net income of $4.5 million, or $0.42 per diluted share, for the year ended December 31, 1997.

     Net Interest Income. For the year ended December 31, 1998, net interest income was $14.1 million, an increase of $2.8 million, or 24.2%, over the same period in 1997. This increase was primarily attributable to higher loan volumes. Average earning assets were $94.1 million, or 32.0% higher, and average interest-bearing liabilities were $86.9 million, or 34.5% ,higher than the comparable period a year earlier. The net interest margin decreased 21 basis points, or 5.3%, from 3.99% in 1997 to 3.78% in 1998 due mainly to lower yields earned on the loan portfolio.

     Interest Income. Loans. Income on commercial loans was $13.1 million for 1998 compared to $9.6 million for 1997, an increase of $3.5 million, or 36.8%. Income from residential mortgage loans was $10.7 million compared to $8.2 million, an increase of $2.5 million, or 30.6%, and income from home equity and other loans was $1.4 million compared to $1.2 million, an increase of $217,000, or 18.4%, for the same periods, respectively. These increases in interest income are due to higher average balances, partially offset by lower yields. The average balances of commercial and residential mortgage loans during 1998 increased $40.7 million, or 40.8%, and $40.9 million, or 37.0%, respectively, compared to 1997. The average balance of home equity and other loans increased $2.7 million, or 19.0%. The yield on commercial loans decreased 27 basis points, or 2.8%, the yield on residential mortgage loans decreased 35 basis points, or 4.7%, and the yield on home equity loans decreased 5 basis points, or 0.6%, compared to the prior year.

     Interest Income. Cash and Investments. Total cash and investment income increased to $4.1 million during 1998 compared to $3.8 million during 1997. This increase in cash and investment income of $327,000, or 8.6%, was primarily attributable to a 14.1% increase in the average balance of interest-bearing cash and investments, partially offset by a decrease in the yield earned.

     Interest Expense. Interest paid on deposits and borrowings increased $3.8 million, or 33.6%, to $15.1 million for 1998, from $11.3 million for 1997. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $86.9 million, or 34.5%, between the two periods. The overall cost of interest-bearing liabilities decreased 3 basis points, or 0.6%, compared to the prior year.

     Provision for Loan Losses. The provision for loan losses was $1.0 million for 1998 compared to $810,000 for 1997. Management frequently evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.26% at December 31, 1998 and 1.32% at December 31, 1997.

     Fees and Other Income. Total fees and other income was $18.2 million for 1998 compared to $13.8 million for 1997. Investment management and trust fees increased $2.0 million, or 14.8%, primarily as the result of a 14.3% increase in the Company's average assets under management from $2.1 billion for 1997 to $2.4 billion for 1998. Westfield earned performance fees of $1.8 million in 1998 as general partner for the limited partnerships it manages. In 1997, no such fees were earned.

     Operating Expense. Total operating expense for 1998 was $23.0 million compared to $19.0 million for 1997. This represents an increase of $4.0 million, or 21.2%, as compared to 1997. The increase in salary expense of $4.5 million, or 37.3%, is primarily due to bonuses to employees of Westfield of $1.1 million related to performance fees earned on the limited partnerships Westfield manages, a 22.1% increase in the number of employees during 1998, and normal salary increases. The increase of $1.1 million, or 19.6%, in the remainder of operating expense, not including non-recurring merger expenses of $1.5 million in 1997, was primarily the result of the Company's growth, continuing investments in technology and expansion of leased premises.

     Income Tax Expense. The Company recorded income tax expense of $2.9 million in 1998 as compared to $1.9 million in 1997. The effective tax rate was 34.4% and 35.2% in 1998 and 1997, respectively. The increase in tax expense is partially due to the fact that Westfield was a tax-exempt S-Corporation prior to the date of acquisition. If Westfield had been a fully taxable entity, the Company would have incurred approximately $186,000, or $0.02 per share, of additional income tax expense in 1997. Under these circumstances, the effective tax rate in 1997 would have been 38.7%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Income. The Company reported net income of $3.5 million, or $0.32 per diluted share, for the year ended December 31, 1997 after deducting $1.2 million of non-recurring acquisition expenses, net of tax. For the year ended December 31, 1996 the Company's net income was $5.5 million, or $0.55 per diluted share. The 35.9% decrease of $2.0 million in reported net income is the result of the $1.2 million of non-recurring acquisition expenses and the tax-exempt, S-Corporation status of Westfield prior to the acquisition, which provided $1.2 million of tax savings in 1996. Not including non-recurring acquisition expenses, and had Westfield been fully taxable in 1997 and 1996, the Company would have reported proforma net income of $4.5 million, or $0.42 per diluted share, and $4.2 million, or $0.43 per diluted share, for the years ended December 31, 1997 and 1996, respectively.

     Net Interest Income. For the year ended December 31, 1997, net interest income was $11.4 million, an increase of $2.1 million, or 22.4%, over the same period in 1996. This increase was primarily attributable to higher loan volumes. Average earning assets were $50.5 million, or 20.1% higher, and average interest-bearing liabilities were $40.3 million, or 19.1%, higher than the comparable period a year earlier. The net interest margin increased 7 basis points, or 1.8% from 3.80% in 1996 to 3.87% in 1997 due mainly to higher yields earned on the loan portfolio.

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

     Operating Expense. Total operating expense for 1997 was $18.9 million. This represents an increase of $4.1 million, or 27.8% as compared to 1996, however, the 1997 expense includes a non-recurring charge of $1.5 million related to the Westfield acquisition. An increase in salary expense of $1.8 million, or 18.2%, and an increase in the remainder of operating expenses of $774,000, or 16.4%, were primarily the result of the Company's growth, continuing investments in technology and expansion of leased premises.

     Income Tax Expense. The Company recorded income tax expense of $1.9 million in 1997 as compared to $1.2 million in 1996. The effective tax rate was 35.2% and 18.2% in 1997 and 1996, respectively. The increase in tax expense is due to the fact that Westfield was a tax-exempt S-Corporation prior to the date of acquisition. If Westfield had been a fully taxable entity, the Company would have incurred approximately $186,000, or $0.02 per diluted share, and $1.2 million, or $0.12 per diluted share, of additional income tax expense in 1997 and 1996, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This Statement is effective for fiscal years beginning after June 15, 1999, and is not expected to have a material impact on the Company's consolidated financial statements.

     In October, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement was adopted on January 1, 1999, and did not have a material effect on the Company's consolidated financial statements.


IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related Notes thereto, presented in Item 8 - Financial Statements, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.


YEAR 2000 READINESS DISCLOSURE

        Scope and Overview. In 1996, the Company formed a Year 2000 project team to identify information technology and non-information technology systems, procedures, and practices that require modification or replacement. The Year 2000 problem concerns the inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. Data processing for the Company's major operating systems (investment management, custody, loans and deposits) is conducted through third party vendors using on-site computer interfaces. Inventory and Year 2000 readiness assessment of all information technology and non-information technology systems and applications have been completed and all third party vendors who service the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have or will be accomplished primarily through the installation of updated or replacement hardware or programs developed by third parties. In addition the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed.

        State of Readiness. The Company's Year 2000 Readiness Program contains a number of discrete segments, including Awareness and Assessment, Project Planning, Remediation, User Acceptance Test Plans, Unit Testing, Commercial, Personal, Contingency Plans for Information Systems and Contingency Plans for Business Continuation. Awareness and Assessment, Project Planning for all aspects and User Acceptance Test Plans for mission critical systems have been completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. Contingency Planning for all mission critical information technology systems and for Business Continuation has been completed and will be updated periodically during 1999.

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

        The Remediation phase, wherein non-compliant software and hardware are either modified or replaced, was substantially completed by December 31, 1998 for mission critical applications and is presently scheduled to be substantially completed by March 31, 1999 for non-mission critical applications. The Company has yet to identify any operating system which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. The Company expects to complete User Acceptance Testing for mission critical information technology and non-information technology systems by June 30, 1999. Test Plans for non-critical applications are in process of development and are expected to be completed during the third quarter of 1999.

        The initial portion of the Commercial phase, which includes the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, has been completed; however, monitoring of the remediation efforts of high risk customers will be ongoing. During the monitoring stage the Company is taking steps designed to reduce any increased potential credit risk as a result of borrowers' Year 2000 issues. Assessment of Year 2000 risk has been incorporated into the loan underwriting process. During this phase the Company is also evaluating investments made on behalf of investment management and trust clients and in the Company's own investment portfolio to determine risk stemming from problems securities issuers may have in resolving their own Year 2000 issues. Also encompassed in this phase, are in-process evaluation, assessment and monitoring of the state of readiness of the Company's funds providers and the capital markets. The Personal phase is largely focused on customer communications as to the state of the Company's Year 2000 readiness. Initial communications have been distributed and the process is ongoing.

        Risks of Year 2000 Issues. The Company's businesses are substantially dependent upon its data processing software and hardware systems, and on its ability to process information. If the Company failed to be Year 2000 compliant, as compared to its competitors, there could be an adverse effect on the Company's business. In addition, since the Company is regulated by various regulatory agencies of state and federal banking authorities, failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions, which could have an adverse impact on the Company's business.

        Since the Company relies on third parties for software and other support, there are risks that the Company's operations could be disrupted by adverse developments affecting the operations of these third parties. Such risks include, among others, an inability to process and underwrite loan applications, to credit deposits and withdrawals from deposit accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. The Company continues to discuss these matters with, obtain written certification from, and test the systems of third party service providers as to Year 2000 compliance. However, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operation.

        Additionally, if those commercial borrowers whose operations depend heavily on automated systems experience Year 2000 compliance problems affecting their ability to repay, the Company's financial condition and results of operations could be adversely affected by requirements to record additional loan loss provision. Furthermore, the Company faces financial risk from its fund providers as the Year 2000 problem may produce some deposit contraction forcing a change to alternative and higher costing funding sources. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted.

        Contingency Plans. The Company believes that, with modifications to existing systems and conversions to new systems, the Year 2000 problem will not pose significant operational problems for the Company's systems as so modified and converted. The Company expects that the necessary modifications will be implemented prior to the Year 2000, although there can be no assurance that this will be the case. In the event that modifications are not completed prior to the Year 2000, the Company has developed contingency plans. However, there can be no assurance that these plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third party services where alternative arrangements are limited or unavailable.

        Expenses. Year 2000 Readiness Program expenses are absorbed within normal spending levels. The Company upgrades its hardware and associated software and invests in new information technology systems as part of its ongoing operations. Neither the upgrades, nor new investments made to date through December 31, 1998, have been accelerated due to the Year 2000 Readiness Program. Management currently estimates that out-of-pocket costs related to the Year 2000 Readiness Program will be less than $100,000. The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor those loans with the highest exposure to Year 2000 risk.

        The Company currently expects that the total aggregate expenses to address the Year 2000 issue will not be material to the Company's consolidated results of operations, although as the Company proceeds with its implementation plan, there may be additional unforeseen costs, which may be significant.

        The preceding "Year 2000 Readiness Disclosure" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure" discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.


RISK FACTORS AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Annual Report, including the information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward-looking statements set forth in this Annual Report including the information incorporated herein by reference. Factors which may cause such a material difference include those set forth below. Investors in the Company's Common Stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Annual Report.


COMPETITION

     The ability of the Bank to attract loans and deposits may be limited by its small size relative to its competitors. The Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes in its market area.

     In particular, in attempting to attract deposits and making loans, the Bank encounters competition from other institutions, including larger downtown Boston and suburban-based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving eastern Massachusetts and adjoining areas. The principal modes of competition include the interest rates charged on loans, the interest rates paid on deposits, efforts to obtain deposits, the range of services provided and the quality of those services.

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

ASSET QUALITY

     The success of bank holding companies, such as the Company, depends to a significant extent upon the quality of their assets. Non-performing assets of the Company, which include non-performing loans and real estate acquired through foreclosure proceedings and through acceptance of a deed in lieu of foreclosure (collectively, other real estate owned or "OREO"), can lead to charge-offs and an increase in the Bank's allowance for possible loan losses. Other adverse effects of non-performing assets include, but are not limited to, foregone interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of these non-performing assets.

     Management of the Bank determines the Bank's allowance for possible loan losses based on the facts and circumstances available to it at the time of determination. The net carrying value of OREO is determined by Management to equal the lower of (i) the assets' balances when transferred to OREO or (ii) the estimated net fair value, after reduction for estimated selling costs, of the property acquired. The allowance for possible loan losses, however, can only be estimated by the Company, based upon, among other things, the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accruing loans held by the Bank. Future provisions to the allowance for possible loan losses or provisions in carrying values of OREO could become necessary as a result of deterioration in the real estate market and/or the economy in the Company's primary market area, future increases in non-performing assets or for other reasons. Such provisions could adversely affect the Company's financial condition and results of operations.

     In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses and the carrying value of its OREO. Such agencies could require the Bank to make further provisions to the allowance for possible loan losses and adjustments to the carrying values of OREO based on their judgments at the time of examination.

LOAN CONCENTRATIONS

     The Bank's loans are concentrated with respect to geography, type of customer and type of collateral. Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the Bank's asset quality is affected by the economic conditions in these areas. The Bank's commercial loans are generally concentrated in the following customer groups: (i) real estate developers and investors, (ii) financial services, (iii) technology, manufacturing and communications, (iv) professional services and (v) general commercial, industrial and personal loans. The Bank's commercial loans, with limited exceptions, are secured by either real estate (income producing residential and commercial properties), marketable securities or corporate assets (accounts receivable, equipment and inventory). Substantially all of the Bank's residential mortgage and home equity loans are secured by residential property in eastern Massachusetts. Conditions in the real estate market specifically, and the Massachusetts economy generally, could impact the ability of these borrowers to service their loans in the future and/or the value of the collateral securing these loans. In addition, this loan concentration coupled with adverse economic conditions in the area could negatively impact the asset quality of the Company in future periods. See "--Asset Quality."

INTEREST RATE ENVIRONMENT

     The general interest rate environment affects the Company's financial results. The Bank's main source of income from banking operations is its net interest income, which is defined as the difference between the interest income received on its interest-bearing assets, including loans and investment securities, and the interest expense incurred in connection with its interest-bearing liabilities, including deposits and borrowings. The Bank's net interest income can be affected significantly by changes in market interest rates. In particular, decreasing interest rates may reduce the Bank's net interest income as the spread between interest income and interest expense decreases. The Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on its net interest income, primarily by altering the mix and maturity of the Bank's loans, investments and funding sources.

     An increase in interest rates could also have a material adverse effect on the Company's results of operations by reducing the ability of its borrowers to service their current indebtedness, thereby increasing the Bank's delinquent and non-performing loans and necessitating further provisions to the Bank's allowance for possible loan losses.

SOURCES OF FUNDS

     The Bank has traditionally obtained funds principally through deposits and through borrowings. The Bank's ability to obtain deposits depends upon general economic conditions, market interest rates and competitive pressures. Thus, in order to provide liquidity and flexibility to its operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

     Moreover, the volatility of the Bank's deposits may impact the Bank's overall liquidity. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, these deposits are generally considered to be volatile.

THE PERFORMANCE OF THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN ECONOMIC AND MARKET CONDITIONS

     The Company offers a broad range of investment management services and styles to institutional and retail investors. Consequently, the Company's performance is directly affected by conditions in the financial and securities markets.

     The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the control of the Company. There can be no assurance that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in performance by the Company and may adversely affect assets under management and/or fees earned by the Company.

THE COMPANY'S INVESTMENT MANAGEMENT CONTRACTS ARE SUBJECT TO TERMINATION ON SHORT NOTICE

     Following the acquisition of Westfield in October 1997, the Company expects that more than 50% of its revenues will be derived from investment management contracts which are typically terminable upon less than 30 days' notice. Because of this, clients of the Company may withdraw funds from accounts under management generally in their sole discretion. In addition, the Company's contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have an adverse effect on the Company's consolidated results of operations and financial condition. Changes in the investment patterns of clients will also affect the total assets under management. In addition, in the case of contracts which provide for the payment of performance-based fees, the investment performance of the Company will affect the Company's results of operations and financial condition.

EXISTENCE OF REGISTRATION RIGHTS

     The holders of 3,140,367 shares of Common Stock have the right in certain circumstances to require the Company to register up to 800,000 of their shares annually under the Securities Act for resale to the public, and the holders of 3,140,367 shares have the right to include their shares in a registration statement filed by the Company. These registration rights may enable such holders to publicly sell shares which would otherwise be ineligible for sale in the public market. The sale of a substantial number of shares of Common Stock into the public market, or the availability of such shares for future sale, could adversely affect the market price for the Common Stock and could impair the Company's ability to obtain additional capital in the future through an offering of equity securities should it desire to do so.

THE COMPANY'S INVESTMENT MANAGEMENT BUSINESS IS HIGHLY REGULATED

     Each direct or indirect subsidiary of the Company which provides investment management services is highly regulated, primarily at the federal level. The failure of any such subsidiary to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of such subsidiary's registration as an investment adviser. Both Westfield and Boston Private Asset Management, Inc., a wholly-owned subsidiary of the Bank ("BPAM"), are registered with the United States Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and are subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. Both Westfield and BPAM as investment advisers are also subject to regulation under the securities laws and fiduciary laws of certain states. Westfield acts as a subadviser to a mutual fund which is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"). As a subadviser to a registered investment company, Westfield is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. In addition, the Company is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client of the Company, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

     In addition, applicable law provides that the investment management contracts under which the Company manages assets for other parties either terminate automatically if assigned, or are not assignable unless the applicable client consents to the assignment. Assignment, as generally defined, includes direct assignments as well as assignments which may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a "controlling block" of the voting securities of the Company. Moreover, applicable law provides that all investment contracts with mutual fund clients may be terminated by such clients, without penalty, upon no later than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days' notice.

     The Company itself does not manage investments for clients, does not provide any investment management services and, therefore, is not registered as an investment adviser under federal or state law.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE SENSITIVITY AND MARKET RISK

     Management considers interest rate risk to be a significant market risk for the Company. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is related to the effective management of interest rate sensitive assets and liabilities, and on the degree of fluctuation of investment management fee income due to changes in interest rates.

     Fee income from investment management and trust services is not directly dependent on market interest rates and provides the Company a steady source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees earned by Westfield as the general partner of limited partnerships are directly dependent upon short-term investment performance which can fluctuate significantly with changes in the capital markets.

     The principal objective of the Bank's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's actions in this regard are taken under the guidance of its Asset/Liability Committee ("ALCO"), which is comprised of members of senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank evaluates hedging techniques to reduce interest rate risk where possible; however, no off-balance sheet hedging activities have been used to date.

     The ALCO uses both interest rate "gap" sensitivity and simulation analysis to measure inherent risk in the bank's balance sheet at a specific point in time. The simulations look forward at one and two year increments with instantaneous and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committee reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 1998, net interest income simulation and fair market value simulation indicated that the Bank's exposure to changing interest rates was within the established tolerance levels. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations.

     The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income over a twelve month period:

                                          TWELVE MONTHS BEGINNING 1/1/99
                                          ------------------------------
                                            DOLLAR             PERCENT
                                            CHANGE              CHANGE
                                          ----------         -----------
                                              (DOLLARS IN THOUSANDS)

         Up 200 basis point shock            $(459)            (2.90%)
         Down 200 basis point shock           (290)            (1.83%)


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

     The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998:

                                             WITHIN      OVER THREE      OVER SIX      OVER ONE
                                             THREE         TO SIX       TO TWELVE      YEAR TO      OVER FIVE
                                             MONTHS        MONTHS         MONTHS      FIVE YEARS      YEARS       TOTAL
                                            --------     ----------     ---------     ----------    ---------    --------
                                                                        (DOLLARS IN THOUSANDS)

Interest earning assets(1):
   Cash and due from banks                  $  3,849      $     --      $     --      $     --     $     --      $  3,849
   Federal funds sold                         11,000            --            --            --           --        11,000
   Investment securities                      29,214           752         7,442        16,049          645        54,102
   Mortgage-backed securities                    796         5,130         2,316         3,490          177        11,909
   FHLB Stock                                  4,718            --            --            --           --         4,718
   Loans-fixed rate                            3,040         2,040         3,665        40,413       19,039        68,197
   Loans-variable rate                       134,679        18,815        32,114        90,150        4,996       280,754
                                            --------      --------      --------      --------     --------      --------
     Total interest earning assets           187,296        26,737        45,537       150,102       24,857       434,529
                                            --------      --------      --------      --------     --------      --------

Interest bearing liabilities (2):
   Savings and NOW accounts (3)                3,588         3,588            --            --       32,794        39,970
   Money market accounts                     123,545        41,081            --            --           --       164,626
   Time certificates under $100,000           10,197         7,522         4,926         7,026          203        29,874
   Time certificates $100,000 or more         40,776         4,563         7,277            --           --        52,616
   Reverse repurchase agreements               6,241            --            --            --           --         6,241
   FHLB borrowings                            10,675           677        20,362        36,671        7,944        76,329
                                            --------      --------      --------      --------     --------      --------
     Total interest bearing liabilities      195,022        57,431        32,565        43,697       40,941       369,656
                                            --------      --------      --------      --------     --------      --------

     Net interest sensitivity gap during
       the period                           $ (7,726)     $(30,694)     $ 12,972      $106,405     $(16,084)     $ 64,873
                                            ========      ========      ========      ========     ========      ========

     Cumulative gap                         $ (7,726)     $(38,420)     $(25,448)     $ 80,957     $ 64,873
                                            ========      ========      ========      ========     ========

Interest-sensitive assets as a percent
  of interest-sensitive liabilities
  (cumulative)                                 96.04%        84.78%        91.07%       124.63%      117.55%

Cumulative gap as a percent of total
  assets                                       (1.69)%       (8.40%)       (5.57%)       17.71%       14.19%


(1) Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2) Does not include $47.8 million of demand accounts because they are non-interest bearing.
(3) While Savings and NOW accounts can be withdrawn at any time, management believes they contain characteristics which make their effective maturity longer.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Boston Private Financial Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.








                                        /s/ KPMG Peat Marwick LLP


Boston, Massachusetts
January 19, 1999

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                               ---------------------------------
                                                                                    1998              1997
                                                                               ---------------  ----------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS:
     Cash and due from banks                                                        $  12,924     $  12,361
     Federal funds sold                                                                11,000         1,200
     Investment securities available for sale (amortized cost of $53,996
       and $36,740, respectively, Notes 5, 11 and 12)                                  54,102        36,776
     Investment securities held to maturity (market value of $0
       and $9,678, respectively, Notes 5, 11 and 12)                                       --         9,654
     Mortgage-backed securities available for sale (amortized cost of $11,840
       and $0, respectively, Notes 6 and 12)                                           11,909            --
     Mortgage-backed securities held to maturity (market value of $0
       and $18,141, respectively, Notes 6 and 12)                                          --        18,123
     Loans receivable (Notes 7 and 12):
       Commercial                                                                     154,940       134,685
       Residential mortgage                                                           173,810       124,865
       Home equity                                                                     19,866        16,969
       Other                                                                              335           306
                                                                                    ---------     ---------
          Total loans                                                                 348,951       276,825
    Less allowance for loan losses (Note 8)                                            (4,386)       (3,645)
                                                                                    ---------     ---------
          Net loans                                                                   344,565       273,180

     Stock in the Federal Home Loan Bank of Boston (Note 12)                            4,718         3,511
     Premises and equipment, net (Note 9)                                               3,627         2,857
     Excess of cost over net assets acquired, net                                       3,424         3,746
     Management fees receivable                                                         3,288         2,750
     Accrued interest receivable                                                        2,405         2,169
     Other assets                                                                       5,285         2,615
                                                                                    ---------     ---------
          Total assets                                                              $ 457,247     $ 368,942
                                                                                    =========     =========

LIABILITIES:
    Deposits (Note 10)                                                              $ 334,852     $ 258,301
    Securities sold under agreements to repurchase (Note 11)                            6,241         5,366
    Federal funds purchased                                                                --        13,255
    FHLB borrowings (Note 12)                                                          76,329        60,226
    Other short-term borrowings                                                            --           837
    Accrued interest payable                                                              651           609
    Other liabilities                                                                   6,883         4,413
                                                                                    ---------     ---------
          Total liabilities                                                           424,956       343,007
                                                                                    ---------     ---------

Commitments and contingencies (Notes 6, 9, 16, 19 and 20)

STOCKHOLDERS' EQUITY (NOTES 3, 14 AND 19):
     Common stock, $1.00 par value per share;
      authorized:  18,000,000 shares issued: 10,747,744
      shares in 1998 and 10,641,100 shares in 1997                                     10,748        10,641
    Additional paid-in capital                                                         12,680        12,140
    Retained earnings                                                                   9,246         3,800
    Stock subscriptions receivable                                                       (495)         (669)
    Accumulated other comprehensive income                                                112            23
                                                                                    ---------     ---------
          Total stockholders' equity                                                   32,291        25,935
                                                                                    ---------     ---------
          Total liabilities and stockholders' equity                                $ 457,247     $ 368,942
                                                                                    =========     =========


          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       1998           1997           1996
                                                                                    -----------    -----------    ----------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest and dividend income:
     Commercial loans                                                               $    13,083    $     9,567    $    7,482
     Residential mortgage loans                                                          10,665          8,168         6,358
     Home equity and other loans                                                          1,396          1,179           810
     Investment securities                                                                2,497          1,834         1,799
     Mortgage-backed securities                                                             896          1,351         1,758
     FHLB stock dividends                                                                   257            215           212
     Federal funds sold                                                                     351            220           110
     Deposits in banks                                                                      140            194           159
                                                                                    -----------    -----------    ----------
         Total interest and dividend income                                              29,285         22,728        18,688
                                                                                    -----------    -----------    ----------
Interest expense:
     Savings and NOW                                                                        414            353           343
     Money market                                                                         5,514          3,776         2,990
     Certificates of deposit                                                              4,379          3,705         3,070
     Federal funds purchased                                                                191            293           146
     Securities sold under agreements to repurchase                                         181            322           336
     FHLB borrowings                                                                      4,439          2,852         2,426
     Other short-term borrowings                                                             19             33            66
                                                                                    -----------    -----------    ----------
         Total interest expense                                                          15,137         11,334         9,377
                                                                                    -----------    -----------    ----------
         Net interest income                                                             14,148         11,394         9,311
     Provision for loan losses (Note 8)                                                   1,004            810           619
                                                                                    -----------    -----------    ----------
         Net interest income after provision for loan losses                             13,144         10,584         8,692
                                                                                    -----------    -----------    ----------
Fees and other income:
     Investment management and trust                                                     15,156         13,199        11,022
     Equity in earnings of partnerships                                                   1,828             --         1,139
     Deposit account service charges                                                        237            225           156
     Gain on sale of loans                                                                  303             95           112
     Gain on sale of investment securities (Note 5)                                         218             10            33
     Other                                                                                  482            255           369
                                                                                    -----------    -----------    ----------
         Total fees and other income                                                     18,224         13,784        12,831
                                                                                    -----------    -----------    ----------
Operating expense:
     Salaries and employee benefits (Note 14)                                            16,387         11,935        10,097
     Occupancy (Note 9)                                                                   1,392          1,014           661
     Equipment                                                                              681            604           469
     Professional services                                                                1,828          1,378         1,418
     Marketing                                                                              403            346           375
     Business development                                                                   549            477           434
     Amortization of intangibles (Note 2)                                                   322            322           322
     Merger expenses                                                                         --          1,510            --
     Other (Note 15)                                                                      1,409          1,365         1,053
                                                                                    -----------    -----------    ----------
         Total operating expense                                                         22,971         18,951        14,829
                                                                                    -----------    -----------    ----------
         Income before income taxes                                                       8,397          5,417         6,694
     Income tax expense (Note 13)                                                         2,890          1,909         1,216
                                                                                    -----------    -----------    ----------
         Net income                                                                 $     5,507    $     3,508    $    5,478
                                                                                    ===========    ===========    ==========
Per share data (Note 2):
                                                                                    ===========    ===========    ==========
     Basic earnings per share                                                       $      0.51    $      0.33    $     0.57
                                                                                    ===========    ===========    ==========
     Diluted earnings per share                                                     $      0.50    $      0.32    $     0.55
                                                                                    ===========    ===========    ==========
     Average common shares outstanding                                               10,718,117     10,590,000     9,597,000
                                                                                    ===========    ===========    ==========
     Average diluted shares outstanding                                              11,122,660     10,960,000     9,880,000
                                                                                    ===========    ===========    ==========
Proforma information:
     Net income                                                                     $     5,507    $     3,508    $    5,478
     Proforma adjustment for income taxes of acquired entity
     previously filing as an S Corporation                                                   --            186         1,233
                                                                                    -----------    -----------    ----------
     Proforma net income after adjustment for income taxes                          $     5,507    $     3,322    $    4,245
                                                                                    ===========    ===========    ==========
     Proforma basic earnings per share                                              $      0.51    $      0.31    $     0.44
                                                                                    ===========    ===========    ==========
     Proforma diluted earnings per share                                            $      0.50    $      0.30    $     0.43
                                                                                    ===========    ===========    ==========


         See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                                          ACCUMULATED
                                                   ADDITIONAL                                 STOCK          OTHER
                                      COMMON        PAID-IN       RETAINED      TREASURY   SUBSCRIPTIONS  COMPREHENSIVE
                                      STOCK         CAPITAL       EARNINGS       STOCK      RECEIVABLE    INCOME (LOSS)  TOTAL
                                      -------       -------       -------       --------    ------------  -------------  ------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1995          $ 9,308       $ 8,787       $   816          $ (45)      $ (85)       $ 119        18,900
   Net income                              --            --         5,478             --          --           --         5,478
   Other comprehensive income, net:
   Change in unrealized gain
      (loss) on securities                 --            --            --             --          --         (183)         (183)
      available for sale, net
   Total comprehensive income, net         --            --            --             --          --           --         5,295
   Proceeds from issuance of
      990,904  shares of common stock     991         2,372            --             --          --           --         3,363
   Stock options exercised                 22            45            --             45          --           --           112
   Issuance of stock subscriptions         --           787            --             --        (762)          --            25
   S-Corporation dividends paid            --            --        (1,894)            --          --           --        (1,894)
                                      -------       -------       -------       --------       -----        -----        ------
Balance at December 31, 1996           10,321        11,991         4,400             --        (847)         (64)       25,801
   Net income                              --            --         3,508             --          --           --         3,508
   Other comprehensive income, net:
   Change in unrealized gain
      (loss) on securities
       available for sale, net             --            --            --             --          --           87            87
   Total comprehensive income, net         --            --            --             --          --           --         3,595
   Proceeds from issuance of
      290,691 shares of common
      stock                               291           107            --             --          --           --           398
   Stock options exercised                 29            42            --             --          --           --            71
   Stock subscription payments             --            --            --             --         178           --           178
   S-Corporation dividends paid            --            --        (4,108)            --          --           --        (4,108)
                                      -------       -------       -------       --------       -----        -----        ------
Balance at December 31, 1997           10,641        12,140         3,800             --        (669)          23        25,935
   Net income                              --            --         5,507             --          --           --         5,507
   Other comprehensive income, net:
   Change in unrealized gain
      (loss) on sale, net                  --            --            --             --          --           89            89
   Total comprehensive income, net         --            --            --             --          --           --         5,596
   Proceeds from issuance of
      106,644 shares of common stock       57           452            --             --          --           --           509
   Stock options exercised                 50            88            --             --          --           --           138
   Stock subscription payments             --            --            --             --         174           --           174
   S-Corporation dividends paid            --            --           (61)            --          --           --           (61)
                                      -------       -------       -------       --------       -----        -----        ------
Balance at December 31, 1998          $10,748       $12,680       $ 9,246          $  --       $(495)       $ 112       $32,291
                                      =======       =======       =======       ========       =====        =====        ======


          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                 1998          1997          1996
                                                                               --------      --------      --------
                                                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  5,507      $  3,508      $  5,478
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                1,092         1,034           694
     Deferred compensation                                                           --        (1,466)          193
     (Gain) loss on sale of securities                                             (218)          (10)          (33)
     Gain on sale of loans                                                         (303)          (95)         (112)
     Loss on disposal of property and equipment                                      --            10            14
     Provision for loan losses                                                    1,004           810           619
     Loans originated for sale                                                  (23,709)       (8,419)      (12,976)
     Proceeds from sale of loans                                                 24,012         8,514        13,088
     (Increase) decrease in accrued interest receivable                            (236)         (424)          (51)
     (Increase) decrease in deferred income tax asset                               (50)          (37)           25
     (Increase) decrease in other assets                                         (1,500)       (1,052)       (1,115)
     Increase (decrease) in accrued interest payable                                 42           261          (160)
     Increase (decrease) in other liabilities                                     2,470         2,145         1,148
                                                                               --------      --------      --------
       Net cash provided by operating activities                                  8,111         4,779         6,812
                                                                               --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                                 (9,800)        5,750        (6,450)
   Investment securities available for sale:
     Purchases                                                                  (85,661)      (25,283)      (38,371)
     Sales                                                                       58,378           650        18,702
     Maturities                                                                  14,730        14,440        15,200
   Investment securities held to maturity:
     Purchases                                                                     (874)       (8,252)       (3,384)
     Sales                                                                          794            --            --
     Maturities                                                                   4,900         5,000         9,775
   Mortgage-backed securities available for sale:
     Principal payments                                                           1,216            --            --
   Mortgage-backed securities held to maturity:
     Principal payments                                                           5,034         7,130         6,622
   Purchase of FHLB stock                                                        (1,207)         (194)           --
   Distributed (undistributed) earnings of partnership investments               (1,793)        1,089          (687)
   Capital contribution for partnership investment                                   --           (94)           --
   Net increase in loans                                                        (72,260)      (70,631)      (50,964)
   Recoveries on loans previously charged-off                                       122           309            71
   Sales of other real estate owned                                                 124            --           360
   Capital expenditures, net of sale proceeds                                    (1,448)       (1,553)       (1,088)
   Acquisition of investment management business                                     --        (1,051)       (1,048)
                                                                               --------      --------      --------
       Net cash used in investing activities                                    (87,745)      (72,690)      (51,262)
                                                                               --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      76,551        48,999        30,417
   Net increase (decrease) in repurchase agreements                                 875        (2,760)        4,328
   Net increase (decrease) in federal funds purchased                           (13,255)       13,255            --
   Net increase (decrease) in other short-term debt                                (837)          837            --
   Proceeds from FHLB borrowings                                                 48,011        52,125        79,800
   Repayments of FHLB borrowings                                                (31,908)      (37,432)      (72,410)
   S-corporation dividends paid                                                     (61)       (4,108)       (1,894)
   Proceeds from stock subscriptions receivable                                     174           178            25
   Proceeds from issuance of common stock, net                                      647           469         3,475
                                                                               --------      --------      --------
       Net cash provided by financing activities                                 80,197        71,563        43,741
                                                                               --------      --------      --------
                                                                                                        (Continued)

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      (Continued)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1998          1997         1996
                                                                               --------      -------      -------
                                                                                         (IN THOUSANDS)

Net increase (decrease) in cash and due from banks                                  563        3,652         (709)
Cash and due from banks at beginning of year                                     12,361        8,709        9,418
                                                                                =======      =======      =======
Cash and due from banks at end of year                                          $12,924      $12,361      $ 8,709
                                                                                =======      =======      =======

SUPPLEMENTARY DISCLOSURES:

Cash paid for interest                                                          $15,450      $11,051      $ 9,471
Cash paid for income taxes                                                        3,859        1,224          934

Non-cash transactions:
   Transfers to other real estate owned                                              42           --          200
   Change in unrealized gain (loss) on securities available for sale, net
     of estimated income taxes                                                       89           87         (183)
   Transfer of investments to investment securities available for sale           17,865           --           --


          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

     Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company, and Westfield Capital Management Company Inc. ("Westfield"), a registered investment advisor. On October 31, 1997, the Company acquired Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests". Accordingly, the results of operations of the Company reflect the financial position and results of operations on a consolidated basis. On July 31, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of an investment management business for a total purchase price of approximately $4.2 million, of which $2.1 million, consisting of $1.5 million in cash and 166,667 shares of the Company's common stock, was paid at closing. In each of January and July 1996 and 1997, the Company made additional scheduled payments consisting of $375,000 in cash and 41,667 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the acquired business have been included with those of the Company subsequent to the date of acquisition. The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank and Westfield.

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

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. It also acts as the managing general partner for three limited partnerships that invest according to the mandates in the partnership agreements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Westfield. The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates related to the determination of the allowance for loan losses are particularly susceptible to change. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers cash and due from banks to be cash equivalents. Cash flows relating to short term investments with original maturities of less than 90 days, loans, and deposits are presented net in the statements of cash flows.

Cash and Due From Banks

     The Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 1998, the daily amount required to be held was $1.2 million.

Investment and Mortgage-Backed Securities

     Investment and mortgage-backed securities are classified as held to maturity, available for sale, or trading. Securities classified as held to maturity are carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities classified as trading are carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes.

     During the quarter ended September 30, 1998, the Bank reconsidered its intent to hold investments until maturity. As a result, investment and mortgage-backed securities classified as held to maturity with an amortized cost of $17.9 million and an unrealized gain of $170,000 at September 30, 1998 were reclassified as available for sale. As of December 31, 1998, all of the Company's investment and mortgage-backed securities were classified as available for sale.

     Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income by a method which approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge against gain on sale of investment and mortgage-backed securities. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

Loans

     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 1998 and 1997, the amount of impaired loans was immaterial.

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

     Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid off, the unamortized portion of net fees is recognized into income.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Allowance for Loan Losses

     The allowance for loan losses is established through a charge to operations. When management believes that the collectibility of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general", "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgement. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgement and experience of management.

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

Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired is being amortized to expense using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances that might have diminished their value. During 1995, the acquisition of an investment management company generated additions to intangible assets of $4.3 million. Accumulated amortization amounted to $1.4 million, $1.1 million, and $763,000 at December 31, 1998, 1997 and 1996, respectively.

Investment Management and Trust Assets

     Investment management and trust assets amounted to $2.6 billion and $2.2 billion at December 31, 1998 and 1997, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

     The Company maintains a Section 401(k) savings plan (the "401(k) Plan") for employees of the Company and the Bank. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company's contributions are charged against current operations in the year they are made.

The Company maintains a defined contribution profit-sharing plan (the "Profit Sharing Plan") for the employees of Westfield. The annual contribution to the plan is determined by the Board of Directors of Westfield.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Company measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company's stock at the grant date. The Company discloses proforma net income and earnings per share in the notes to their consolidated financial statements as if compensation cost was measured at the grant date based on the value of the award and recognized over the service period.

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

Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The following table is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended December 31.

                                   1998                           1997                           1996
                       ---------------------------    ---------------------------    --------------------------
                                              Per                            Per                           Per
                                             Share                          Share                         Share
                       Income     Shares    Amount    Income     Shares    Amount    Income     Shares   Amount
                       ---------------------------    ---------------------------    --------------------------
                                                (In thousands, except per share amounts)

BASIC EPS
   Net Income          $5,507     10,718     $0.51    $3,508     10,590     $0.33    $5,478     9,597     $0.57
                                             =====                          =====                         =====
EFFECT OF DILUTIVE
SECURITIES
   Stock Payable           --         --                  --         23                  --      106
   Stock Options           --        405                  --        347                  --      177

DILUTED EPS
                       ---------------------------    ---------------------------    --------------------------
   Net Income          $5,507     11,123     $0.50    $3,508     10,960     $0.32    $5,478     9,880     $0.55
                       ===========================    ===========================    ==========================

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This Statement is effective for fiscal years beginning after June 15, 1999, and is not expected to have a material impact on the Company's consolidated financial statements.

     In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement was adopted on January 1, 1999, and did not have a material effect on the Company's consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(3)  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined by the Statement as net income plus revenues, expenses, gains, and losses that under generally accepted accounting principles are excluded from net income. This Statement requires that an entity classify items of comprehensive income by their nature in the financial statements, and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement only affects presentation in the financial statements, it has no impact on the Company's results of operations.

     The Company's other comprehensive income (loss) and related tax effects for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                               1998
                                                                   -----------------------------
                                                                            TAX EXPENSE
                                                                   PRE-TAX   (BENEFIT)      NET
                                                                   -------  -----------   ------
                                                                           (IN THOUSANDS)

UNREALIZED GAINS ON SECURITIES:
 Unrealized holding gains arising during period                     $ 357      $ 137      $ 220
 Less: adjustment for realized gains                                 (218)       (87)      (131)
                                                                    -----      -----      -----
 Net unrealized gains                                                 139         50         89
                                                                    =====      =====      =====
 Other comprehensive income                                         $ 139      $  50      $  89
                                                                    =====      =====      =====


                                                                               1997
                                                                   -----------------------------
                                                                            TAX EXPENSE
                                                                   PRE-TAX   (BENEFIT)      NET
                                                                   -------  -----------   ------
                                                                           (IN THOUSANDS)

UNREALIZED GAINS ON SECURITIES:
 Unrealized holding gains arising during period                     $ 147      $  54      $  93
 Less: adjustment for realized gains                                  (10)        (4)        (6)
                                                                    -----      -----      -----
 Net unrealized gains                                                 137         50         87
                                                                    =====      =====      =====
 Other comprehensive income                                         $ 137      $  50      $  87
                                                                    =====      =====      =====


                                                                               1996
                                                                   -----------------------------
                                                                            TAX EXPENSE
                                                                   PRE-TAX   (BENEFIT)      NET
                                                                   -------  -----------   ------
                                                                           (IN THOUSANDS)

UNREALIZED LOSSES ON SECURITIES:
 Unrealized holding losses arising during period                    $(252)     $ (89)     $(163)
 Less: adjustment for realized gains                                  (33)       (13)       (20)
                                                                    -----      -----      -----
 Net unrealized gains                                                (285)      (102)      (183)
                                                                    =====      =====      =====
 Other comprehensive income                                         $(285)     $(102)     $(183)
                                                                    =====      =====      =====


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(4)  BUSINESS SEGMENTS

Management Reporting

     The Company has two reportable segments, the Bank and Westfield. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts. The Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for three limited partnerships, one invests primarily in technology stocks, another invests primarily in small capitalization equities and a third that was started in June 1998, invests primarily in midcap equities.

Measurement of Segment Profit and Assets

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by management. In addition to direct expenses, each business segment is allocated a share of holding company expenses based on the segment's percentage of consolidated net income.

Reconciliation of Reportable Segment Items

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 1998, 1997, and 1996.


                                                                  1998
                                       ----------------------------------------------------------
                                         BANK      WESTFIELD     OTHER    INTERSEGMENT     TOTAL
                                       --------    ---------     -----    ------------     ------
                                                            (in thousands)


INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                 $ 14,166     $    65     $     9      $   (92)    $ 14,148
   Non-Interest Income                    6,818      11,406          --           --       18,224
                                       ----------------------------------------------------------
    Total Revenues                       20,984      11,471           9          (92)      32,372

Provision for Loan Losses                 1,004          --          --           --        1,004
Non-Interest Expense                     14,889       8,082          --           --       22,971
Income Taxes                              1,503       1,387          --           --        2,890
                                       ----------------------------------------------------------
Segment Profit                         $  3,588     $ 2,002     $     9      $   (92)    $  5,507
                                       ----------------------------------------------------------

BALANCE SHEET DATA:
Total Segment Assets                   $452,045     $ 6,903     $ 1,269      $(2,970)    $457,247
                                       ========     =======     =======      =======     ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets     $  1,415     $    33     $    --      $    --     $  1,448
                                       ========     =======     =======      =======     ========
Depreciation and Amortization          $    960     $   132     $    --      $    --     $  1,092
                                       ========     =======     =======      =======     ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                  1997
                                       ----------------------------------------------------------
                                         BANK      WESTFIELD     OTHER    INTERSEGMENT     TOTAL
                                       -------     ---------     -----    ------------    -------
                                                            (in thousands)

INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                 $ 11,325     $    69     $    11      $   (11)    $ 11,394
   Non-Interest Income                    4,844       8,940          --           --       13,784
                                       ----------------------------------------------------------
   Total Revenues                        16,169       9,009          11          (11)      25,178

Provision for Loan Losses                   810          --          --           --          810
Non-Interest Expense                     11,959       5,845       1,147           --       18,951
Income Taxes                                981       1,157        (229)          --        1,909
                                       ----------------------------------------------------------
Segment Profit                         $  2,419     $ 2,007     $  (907)     $   (11)    $  3,508
                                       ----------------------------------------------------------

BALANCE SHEET DATA:
Total Segment Assets                   $365,651     $ 3,586     $   120      $  (115)    $368,942
                                       ========     =======     =======      =======     ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets     $  1,333     $   220     $    --      $    --     $  1,553
                                       ========     =======     =======      =======     ========
Depreciation and Amortization          $    873     $   161     $    --      $    --     $  1,034
                                       ========     =======     =======      =======     ========

                                                                  1996
                                       ----------------------------------------------------------
                                         BANK      WESTFIELD     OTHER    INTERSEGMENT     TOTAL
                                       -------     ---------     -----    ------------    -------
                                                            (in thousands)

INCOME STATEMENT DATA:
Revenues from External Customers:

   Net Interest Income                 $  9,221     $    90     $    11      $   (11)    $  9,311
   Non-Interest Income                    3,936       8,895          --           --       12,831
                                       ----------------------------------------------------------
    Total Revenues                       13,157       8,985          11          (11)      22,142

Provision for Loan Losses                   619          --          --           --          619
Non-Interest Expense                      9,159       5,646          24           --       14,829
Income Taxes                              1,121         101          (6)          --        1,216
                                       ----------------------------------------------------------
Segment Profit                         $  2,258     $ 3,238     $    (7)     $   (11)    $  5,478
                                       ----------------------------------------------------------

BALANCE SHEET DATA:
Total Segment Assets                   $288,608     $ 4,973     $   764      $  (466)    $293,879
                                       ========     =======     =======      =======     ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets     $    567     $   521     $    --      $    --     $  1,088
                                       ========     =======     =======      =======     ========
Depreciation and Amortization          $    591     $   103     $    --      $    --     $    694
                                       ========     =======     =======      =======     ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)  INVESTMENT SECURITIES

     A summary of investment securities follows:

                                      AVAILABLE FOR SALE                HELD TO MATURITY
                              ---------------------------------  --------------------------------
                                         Unrealized                         Unrealized
                              Amortized -------------    Market  Amortized -------------   Market
                                Cost    Gains  Losses    Value      Cost   Gains  Losses   Value
                              ---------------------------------  --------------------------------
                                                           (In thousands)

AT DECEMBER 31, 1998
U.S. Government and agencies   $35,074   $ 10   $(34)   $35,050   $   --    $--    $ --   $   --
Municipal bonds                 18,922    132     (2)    19,052       --     --      --       --
                               --------------------------------   ------------------------------
   Total                       $53,996   $142   $(36)   $54,102   $   --    $--    $ --   $   --
                               ================================   ==============================

AT DECEMBER 31, 1997
U.S. Government and agencies   $17,589   $ 12   $(18)   $17,583   $4,654    $ 2    $ --   $4,656
Municipal bonds                 19,151     42    --      19,193    5,000     22      --    5,022
                               --------------------------------   ------------------------------
   Total                       $36,740   $ 54   $(18)   $36,776   $9,654    $24    $ --   $9,678
                               ================================   ==============================



     The following table sets forth the maturities of investment securities available for sale at December 31, 1998 and the weighted average yields of such securities:


                                           U.S. GOVERNMENT
                                             AND AGENCIES                   MUNICIPAL BONDS                      TOTAL
                                     -----------------------------   -----------------------------   ----------------------------
                                                          Weighted                        Weighted                       Weighted
                                     Amortized   Market   Average    Amortized   Market   Average    Amortized  Market    Average
                                        Cost     Value     Yield       Cost      Value     Yield       Cost      Value     Yield
                                     -----------------------------   -----------------------------   ----------------------------
                                                                         (Dollars in thousands)

Within One Year                       $26,558   $26,558    4.47%      $ 6,476   $ 6,516    3.08%     $33,034   $33,074    4.20%
After One, But Within Five Years        3,030     3,036    4.89        10,808    10,889    3.37       13,838    13,925     3.71
After Five, But Within Ten Years        3,486     3,458    6.24         1,399     1,407    3.31        4,885     4,865     5.44
After Ten Years                         2,000     1,998    6.81           239       240    2.94        2,239     2,238     6.41
                                      -----------------               -----------------              -----------------
     Total                            $35,074   $35,050    4.82%      $18,922   $19,052    3.26%     $53,996   $54,102     4.28%
                                      =================               =================              =================


     The weighted average remaining life of investment securities available for sale at December 31, 1998 was 2.0 years. As of December 31, 1998, approximately $6.5 million of investment securities available for sale were callable before maturity.

     The following table presents the sale of investment securities with the resulting realized gains, losses, and net proceeds from such sales:

                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1998      1997       1996
                                                   ------     ----      ------
                                                         (IN THOUSANDS)

Amortized cost of securities sold                  $58,954    $640     $18,669
Gains realized on sales                                222      10          38
Losses realized on sales                                (4)     --          (5)
                                                   -------    ----     -------
     Net proceeds from sales                       $59,172    $650     $18,702
                                                   =======    ====     =======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(6)  MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities follows:

                                               AVAILABLE FOR SALE
                                     ---------------------------------------
                                                    Unrealized
                                     Amortized   -----------------    Market
                                        Cost     Gains      Losses     Value
                                     ---------   -----      ------    ------
                                                  (In thousands)

AT DECEMBER 31, 1998
FIXED RATE:
   FHLMC                             $ 3,174      $10        $(11)    $ 3,173
   FNMA                                1,512       --          --       1,512
ADJUSTABLE RATE:
   FNMA                                  277       --          (3)        274
   GNMA                                6,877       73          --       6,950
                                     ----------------------------------------
     Total                           $11,840      $83        $(14)    $11,909
                                     ========================================


                                                 HELD TO MATURITY
                                     ----------------------------------------
                                                    Unrealized
                                     Amortized   -----------------     Market
                                        Cost     Gains      Losses      Value
                                     ---------   -----      ------     ------

AT DECEMBER 31, 1997
FIXED RATE:
   FHLMC                             $ 5,646     $ --        $(84)    $ 5,562
   FNMA                                2,616        1         (55)      2,562
ADJUSTABLE RATE:
   FNMA                                  379        1          --         380
   GNMA                                9,482      155          --       9,637
                                     ----------------------------------------
     Total                           $18,123     $157       $(139)    $18,141
                                     ========================================


     The following table sets forth the maturities of mortgage-backed securities at December 31, 1998 and the weighted average yields of such securities:


                               AFTER ONE, BUT                   AFTER FIVE, BUT
                              WITHIN FIVE YEARS                WITHIN TEN YEARS                AFTER TEN YEARS
                        ----------------------------     ----------------------------   -----------------------------
                                            Weighted                         Weighted                        Weighted
                        Amortized  Market   Average      Amortized   Market   Average   Amortized   Market    Average
                          Cost      Value    Yield         Cost      Value    Yield        Cost     Value      Yield
                        ----------------------------     ----------------------------   -----------------------------
                                                           (Dollars in thousands)

AVAILABLE FOR SALE:
FIXED RATE:
   FHLMC                $2,608    $2,599      5.61%       $  566     $  574     5.66%    $   --     $   --       --%
   FNMA                     --        --        --         1,512      1,512     5.69%        --         --       --
ADJUSTABLE RATE:
   FNMA                     --        --        --            --         --       --        277        274     5.85
   GNMA                     --        --        --            --         --       --      6,877      6,950     5.77
                        ----------------                  -----------------              -----------------
     Total              $2,608    $2,599      5.61%       $2,078     $2,086     5.68%    $7,154     $7,224     5.77%
                        ================                  =================              =================


     These securities have final maturities ranging from 1.25 to 25.3 years. The weighted average remaining life of mortgage-backed securities was 16.3 years as of December 31, 1998. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LOANS

     The Company's lending activities are conducted principally in the Boston Metropolitan Area and, to a lesser extent, elsewhere in Massachusetts and New England. The Company originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Company's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changing conditions in the New England economy. As of December 31, 1998, the Company had $68.2 million of fixed rate loans and $280.8 million of variable rate loans outstanding.

     The Company's lending limit to any single borrower is limited by regulation to approximately $5.8 million. The Bank had no relationships with an individual borrower at December 31, 1998 which were in excess of the legal lending limit established for Massachusetts state-chartered banks. Mortgage loans serviced for others totaled $1.3 million and $2.6 million at December 31, 1998 and 1997, respectively.

     Loans outstanding to executive officers and directors of the Company aggregated $3.6 million and $293,000 at December 31, 1998 and 1997, respectively. An analysis of the activity of these loans is as follows:

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------
                                            1998             1997
                                           ------           ------
                                               (IN THOUSANDS)

Balance at beginning of year               $  293            $293
   Originations                             3,643              --
   Repayments                                (293)             --
                                           ------            ----
Balance at end of year                     $3,643            $293
                                           ======            ====

     All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

     The following table presents a summary of risk elements within the loan portfolio:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                           1998       1997       1996
                                                          ------     ------     ------
                                                              (IN THOUSANDS)

Nonaccrual loans                                          $  565     $  722     $  976
Loans past due 90 days or more, but still accruing            --         25         --
                                                          ------     ------     ------
    Total nonperforming loans                             $  565     $  747     $  976
                                                          ======     ======     ======
Loans past due 30-89 days                                 $3,307     $1,632     $3,066
                                                          ======     ======     ======

(8)  ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1998       1997       1996
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)

Balance at beginning of year                               $3,645    $2,566     $1,942
   Provision for loan losses                                1,004       810        619
   Charge-offs                                               (385)      (40)       (66)
   Recoveries                                                 122       309         71
                                                           ------    ------     ------
Balance at end of year                                     $4,386    $3,645     $2,566
                                                           ======    ======     ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(9)  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                         DECEMBER 31,
                                                      ESTIMATED      --------------------
                                                      USEFUL LIFE      1998         1997
                                                      -----------    --------     -------
                                                                        (IN THOUSANDS)

Leasehold improvements                               5-10 Years      $ 2,391      $ 1,988
Computer equipment                                    3-5 Years        1,217        1,016
Furniture and fixtures                                5-7 Years        1,341        1,245
Office equipment                                      5-7 Years          440          292
                                                                     -------      -------
     Subtotal                                                          5,389        4,541
Less accumulated depreciation and amortization                        (1,762)      (1,684)
                                                                     -------      -------
     Total premises and equipment                                    $ 3,627      $ 2,857
                                                                     =======      =======


     Depreciation and amortization expense was $678,000, $624,000, and $417,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1.1 million, $848,000, and $594,000 respectively. In October 1994, the Company executed a lease for the premises located at Ten Post Office Square, Boston, Massachusetts, which is the headquarters of the Bank. The lease for this space, which expires in February 2005, initially provided for 19,661 square feet, two five-year options to renew and a number of options for future expansion. In December, 1996, the Company executed a lease amendment for an additional 7,308 square feet of space at this location.

     In January 1996, Westfield executed a lease for 11,320 square feet of office space at One Financial Center which expires in August 2001 and is renewable for an additional five years. Approximately 13% of this space is subleased to a tenant under a noncancellable operating lease, which expires in August 2001. Rental income from this sublease agreement was $47,000 for the years ended December 31, 1998, 1997 and 1996.

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

                                                          MINIMUM
                                                      LEASE PAYMENTS
                                                      --------------
                                                      (IN THOUSANDS)

            1999                                          $1,055
            2000                                           1,060
            2001                                             961
            2002                                             737
            2003                                             760
            Thereafter                                     2,647
                                                          ------
                Total                                     $7,220
                                                          ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(10)  DEPOSITS

     Deposits are summarized as follows:

                                                                 DECEMBER 31,
                                                         ---------------------
                                                           1998         1997
                                                         --------    ---------
                                                              (IN THOUSANDS)

Demand deposits                                          $ 47,766    $  36,848
NOW                                                        35,735       24,938
Savings                                                     4,235        5,787
Money market                                              164,626      117,984
Certificates of deposit under $100,000                     29,874       22,956
Certificates of deposit $100,000 or greater                52,616       49,788
                                                         --------     --------
     Total                                               $334,852     $258,301
                                                         ========     ========

     Certificates of deposit had the following schedule of maturities:

                                                              DECEMBER 31,
                                                         ---------------------
                                                          1998          1997
                                                         -------       -------
                                                            (IN THOUSANDS)

Less than 3 months remaining                             $51,075       $43,166
3 to 6 months remaining                                   11,998        10,406
6 to 12 months remaining                                  12,188        10,084
More than 12 months remaining                              7,229         9,088
                                                         -------       -------
     Total                                               $82,490       $72,744
                                                         =======       =======

     Interest expense on certificates of deposit greater than $100,000 was $2.8 million, $2.4 million, and $2.2 million for the years ended December 31, 1998, 1997, and 1996, respectively.


(11)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements remain under the Company's control.
Information concerning securities sold under agreements to repurchase is as follows:

                                                             DECEMBER 31,
                                                  -----------------------------------
                                                    1998        1997          1996
                                                   -------   ----------    ----------
                                                          (DOLLARS IN THOUSANDS)

Outstanding                                        $6,241    $    5,366    $    8,126
Maturity date                                        1/99     1/98-3/98     1/97-3/97
Outstanding collateralized by U.S. Treasury
and related agency securities with:
     Book value                                     6,315         5,400         8,173
     Market value                                   6,297         5,402         8,182
Average outstanding for the year                    5,962         7,032         7,120
Maximum outstanding at any month end                7,613        10,685        11,544
Weighted average rate at end of period               4.16%         4.45%         4.52%
Weighted average rate paid for the period            4.43%         4.57%         4.72%


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(12)  FEDERAL HOME LOAN BANK BORROWINGS

     A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

                                                     DECEMBER 31,
                                      -------------------------------------------
                                              1998                    1997
                                      --------------------    -------------------
                                                 WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE
                                       AMOUNT      RATE       AMOUNT        RATE
                                      -------    --------     -------    --------
                                                (DOLLARS IN THOUSANDS)

Within 1 year                         $21,000      5.75%      $18,000      5.87%
Over 1 year to 2 years                 16,916      5.66        16,000      6.01
Over 2 years to 3 years                10,286      5.53         7,000      6.19
Over 3 years to 5 years                15,653      5.90        12,770      6.04
Over 5 years                           12,474      5.78         6,456      6.31
                                      -------                 -------
    Total                             $76,329      5.74%      $60,226      6.03%
                                      =======                 =======

     Borrowings from the Federal Home Loan Bank of Boston are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 1998 were $58.4 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $35.5 million at December 31, 1998. As of December 31, 1998, there were no federal funds purchased.

     As a member of the FHLB, the Bank is required to invest in the common stock of the FHLB in the amount of one percent of its outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of its outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 1998, the Bank's FHLB stock holdings totaled $4.7 million. The Bank's investment in FHLB stock is recorded at cost, and is redeemable at par.


(13)  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1998      1997       1996
                                                 ------    ------     ------
                                                       (IN THOUSANDS)

Current expense:
    Federal                                      $2,742    $1,254     $  946
    State                                           841       370        245
                                                 ------    ------     -----
      Total current expense                       3,583     1,624      1,191
                                                 ------    ------     ------
Deferred expense (benefit):
    Federal                                        (543)      202         11
    State                                          (122)       23         14
    Change in valuation reserve                     (28)       60         --
                                                 ------    ------     ------
      Total deferred expense (benefit)             (693)      285         25
                                                 ------    ------     ------
      Total income tax expense                   $2,890    $1,909     $1,216
                                                 ======    ======     ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                        1998     1997      1996
                                                        ----     ----      ----

Statutory federal income tax rate                       34.0%    34.0%     34.0%
Increase (decrease) resulting from:
  Benefit of S-Corporation status                         --     (4.2)    (17.0)
  State income tax, net of Federal tax benefit           5.7      4.8       2.6
  Amortization of intangibles                             .2       .2        .2
  Tax exempt interest, net                              (4.2)    (5.8)     (1.2)
  Merger expense                                          --      4.0        --
  Other, net                                            (1.3)     2.2       (.4)
                                                        ----     ----      ----
Effective federal income tax rate                       34.4%    35.2%     18.2%
                                                        ====     ====      ====


     The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------
                                                              (IN THOUSANDS)

Gross deferred tax assets:
    Allowance for losses on loans and real estate          $1,358        $  964
    Depreciation                                               90            62
      Organization costs                                      123           152
    Pre-operating costs                                       103           104
    Investment in partnerships                                 27            --
    Other                                                      52            46
                                                           ------        ------
      Gross deferred tax assets                             1,753         1,328
      Valuation allowance                                     (32)          (60)
                                                           ------        ------
         Total deferred tax assets                          1,721         1,268
Gross deferred tax liabilities:
      Cash to accrual adjustment                              424           602
      Investment in partnerships                               --            62
    Unrealized gain on securities available for sale           63            13
                                                           ------        ------
      Total gross deferred tax liabilities                    487           677
                                                           ------        ------
      Net deferred tax asset                               $1,234        $  591
                                                           ======        ======


     Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $3.2 million of future net taxable income to realize the net deferred tax asset at December 31, 1998. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(14)  EMPLOYEE BENEFITS

Employee 401(k) Plan

     The Company maintains the 401(k) Plan for the benefit of employees at the Company and the Bank which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the 401(k) Plan. Expenses associated with the 401(k) Plan were $153,000, $100,000, and $93,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Profit Sharing Plan

     The Company maintains the Profit Sharing Plan for the benefit of employees of Westfield which qualifies as a tax exempt plan under Section 401 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the Profit Sharing Plan. Expenses associated with the Profit Sharing Plan were $288,000, $288,000, and $258,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

Stock Option Plans

     The Company offers options on its common stock to officers, key employees, and directors under an Incentive Stock Option Plan and a Directors' Stock Option Plan. The Company accounts for these plans by measuring compensation at the grant date as the difference between the fair market value of the Company's stock and the exercise price of the options granted. Accordingly, no compensation cost has been charged against income. Had compensation cost been determined consistent with a fair value based approach, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1998        1997        1996
                                                ------      ------      ------
                                                    (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)

Net income:
   As reported                                  $5,507      $3,508      $5,478
   Proforma                                      4,924       3,141       5,335
Basic earnings per share:
   As reported                                  $ 0.51      $ 0.33      $ 0.57
   Proforma                                       0.46        0.30        0.56
Diluted earnings per share:
   As reported                                  $ 0.50      $ 0.32      $ 0.55
   Proforma                                       0.44        0.29        0.54


     Under the 1997 Incentive Stock Option Plan, the Company may grant options to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the Directors' Stock Option Plan, the Company may grant options to its non-employee directors for up to 200,000 shares of common stock. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period after the grant date under the 1997 Incentive Stock Option Plan. Under the Directors' Stock Option Plan, options generally vest one year after the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: expected life of 7 years; expected volatility of 37% in 1998, 40% in 1997, and 40% in 1996, and risk-free interest rates of 5.7% in 1998, 5.3% in 1997, and 6.1% in 1996.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years then ended is presented below.

                                               1998                        1997                         1996
                                    -------------------------    -------------------------     -------------------------
                                     NUMBER OF     WEIGHTED       NUMBER OF     WEIGHTED        NUMBER OF     WEIGHTED
                                    UNEXERCISED    AVERAGE       UNEXERCISED     AVERAGE       UNEXERCISED    AVERAGE
                                      OPTIONS    OPTION PRICE      OPTIONS    OPTION PRICE       OPTIONS    OPTION PRICE
                                    -----------  ------------    -----------  ------------     -----------  ------------

Options at beginning of year           797,452      $4.21          550,202        $2.82          494,152       $2.58
   Granted                             229,494       9.43          277,300         6.75          148,050        3.82
   Exercised                           (50,175)      2.75          (29,250)        2.39          (40,075)       2.66
   Canceled                            (12,875)      7.46             (800)        3.46          (51,925)       3.43
                                       -------      -----          -------        -----          -------
Options at end of year                 963,896      $5.48          797,452        $4.21          550,202       $2.82
                                       =======      =====          =======        =====          =======       =====

Options exercisable at year end        655,438      $4.26          481,727        $2.91          390,215       $2.53
                                       =======      =====          =======        =====          =======       =====

Weighted average fair value of
   options granted during the year                  $4.71                         $3.62                        $2.03
                                                    =====                         =====                        =====


     The following table summarizes information about fixed stock options outstanding at December 31, 1998.


                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                --------------------------------------------    ----------------------------
                                               WEIGHTED AVG.    WEIGHTED AVG.                   WEIGHTED AVG.
                                  NUMBER         REMAINING        EXERCISE        NUMBER          EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING        LIFE            PRICE        EXERCISABLE        PRICE
                                --------------------------------------------    ----------------------------

   $ 2.00 to $3.00                331,952          5.1            $ 2.47          331,952         $ 2.47
   $ 3.50 to $4.00                 90,950          7.1              3.64           71,113           3.65
   $ 4.13 to $6.00                188,800          8.0              5.12          130,300           5.11
   $ 7.00 to $8.84                265,194          9.0              8.53          111,573           8.45
   $9.13 to $10.75                 87,000          9.4             10.40           10,500          10.23
                                  -------                                         -------
   $2.00 to $10.75                963,896          7.3            $ 5.48          655,438         $ 4.26
                                  ======================================          ======================


 (15)  OTHER OPERATING EXPENSE

     Major components of other operating expense are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                               1998        1997      1996
                                              ------     ------    -------
                                                     (IN THOUSANDS)

Forms and supplies                            $  279     $  293    $   255
Telephone                                        150        143        136
Training and education                            89        116         83
Publications and subscriptions                    72         66         57
Postage                                          100         85         99
Insurance                                         94         87         77
Other                                            625        575        346
                                              ------     ------     ------
     Total                                    $1,409     $1,365     $1,053
                                              ======     ======     ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(16)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Financial instruments with off-balance sheet risk are summarized as follows:

                                                       DECEMBER 31,
                                                 ---------------------
                                                   1998         1997
                                                 -------       -------
                                                      (IN THOUSANDS)

Commitments to originate loans                   $48,467       $16,472
Unused lines of credit                            83,609        54,101
Standby letters of credit                          6,241         4,807


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


(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The book values and fair values for the Company's financial instruments are as follows:

                                                                                 DECEMBER 31,
                                                                -----------------------------------------------
                                                                        1998                     1997
                                                                -------------------      ----------------------
                                                                                (IN THOUSANDS)

                                                                 BOOK                    BOOK
                                                                VALUE    FAIR VALUE      VALUE       FAIR VALUE
                                                                -----    ----------      -----       ----------

ASSETS:
Cash and due from banks                                        $12,924    $ 12,924      $ 12,361      $ 12,361
Federal funds sold                                              11,000      11,000         1,200         1,200
Investment securities                                           54,102      54,102        46,430        46,454
Mortgage-backed securities                                      11,909      11,909        18,123        18,141
Stock in the Federal Home Loan Bank of Boston                    4,718       4,718         3,511         3,511
Loans receivable (net of allowance for loan losses):
     Commercial                                                151,177     151,593       131,542       134,642
     Residential mortgage                                      173,382     174,030       124,553       125,263
     Home equity and other                                      20,006      20,006        17,085        17,085
Accrued interest receivable                                      2,405       2,405         2,169         2,169

LIABILITIES:
Deposits:
     Demand deposits                                            47,766      47,766        36,848        36,848
     NOW                                                        35,735      35,735        24,938        24,938
     Savings                                                     4,235       4,235         5,787         5,787
     Money market                                              164,626     164,626       117,984       117,984
     Certificates of deposit under $100,000                     29,874      30,078        22,956        23,114
     Certificates of deposit $100,000 or more                   52,616      52,655        49,788        49,845
Securities sold under agreements to repurchase                   6,241       6,241         5,366         5,366
FHLB borrowings                                                 76,329      76,823        60,226        60,046
Other short-term borrowings                                         --          --           837           837
Accrued interest payable                                           651         651           609           609



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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(18)  BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                            --------------------------
                                                                               1998              1997
                                                                            -----------        -------
                                                                                  (IN THOUSANDS)
ASSETS:
Cash                                                                        $       930        $   115
Investment in subsidiaries                                                       32,386         25,677
Other assets                                                                        339            241
                                                                            -----------        -------

     Total assets                                                           $    33,655        $26,033
                                                                            ===========        =======

LIABILITIES:
Due to Westfield                                                            $     1,000        $    --
Accounts payable                                                                    364             98
                                                                            -----------        -------
     Total liabilities                                                            1,364             98
                                                                            -----------        -------

STOCKHOLDERS' EQUITY:
    Common stock, $1.00 par value per share; authorized: 18,000,000
      issued: 10,747,744 shares in 1998 and 10,641,100 shares in 1997            10,748         10,641
    Additional paid-in capital                                                   12,680         12,140
    Retained earnings                                                             9,246          3,800
    Stock subscriptions receivable                                                 (495)          (669)
    Accumulated other comprehensive income                                          112             23
                                                                            -----------        -------
    Total stockholders' equity                                                   32,291         25,935
                                                                            -----------        -------

     Total liabilities and stockholders' equity                             $    33,655        $26,033
                                                                            ===========        =======

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                     1998         1997          1996
                                                                    ------       ------        ------
                                                                               (IN THOUSANDS)

INCOME:
    Interest on cash in banks                                       $    9       $   11        $   11
    Management fees from subsidiaries                                1,854           --            --
    Dividends from subsidiaries                                         --          600            --
                                                                    ------       ------        ------
    Total income                                                     1,863          611            11
                                                                    ------       ------        ------

EXPENSES:
    Other expenses                                                   1,863          126            24
    Merger expenses                                                     --        1,021            --
                                                                    ------       ------        ------
    Total expenses                                                   1,863        1,147            24
                                                                    ------       ------        ------

Loss before income taxes                                                --         (536)          (13)
    Income tax benefit                                                  --         (229)           (6)
                                                                    ------       ------        ------
Loss before equity in undistributed earnings of subsidiaries            --         (307)           (7)
    Equity in undistributed earnings of subsidiaries                 5,507        3,815         5,485
                                                                    ------       ------        ------

NET INCOME                                                          $5,507       $3,508        $5,478
                                                                    ======       ======        ======


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                      1998            1997           1996
                                                                     -------        -------        -------
                                                                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                                       $ 5,507        $ 3,508        $ 5,478
   Adjustments to reconcile net income to net cash provided by
     (used) in operating activities:
       Equity in undistributed earnings of subsidiaries               (5,507)        (3,815)        (5,485)
       (Increase) decrease in other assets                               (98)          (235)            (6)
       Increase (decrease) in other liabilities                          266             98             --
                                                                     -------        -------        -------
       Total adjustments                                              (5,339)        (3,952)        (5,491)
                                                                     -------        -------        -------
         Net cash provided by (used) in operating activities             168           (444)           (13)
                                                                     -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital investment in subsidiary Bank                              (1,000)           (78)        (3,063)
                                                                     -------        -------        -------
         Net cash used in investing activities                        (1,000)           (78)        (3,063)
                                                                     -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                509            322          3,363
   Proceeds from exercise of stock options                               138            147            112
   Proceeds from short-term borrowings                                 1,000             --             --
   Increase (decrease) in common stock payable                            --           (298)          (299)
                                                                     -------        -------        -------
         Net cash provided by financing activities                     1,647            171          3,176
                                                                     -------        -------        -------
   Net increase (decrease) in cash                                       815           (351)           100
   Cash at beginning of year                                             115            466            366
                                                                     =======        =======        =======
   Cash at end of year                                               $   930        $   115        $   466
                                                                     =======        =======        =======


(19)  REGULATORY MATTERS

     The Company and its subsidiaries are subject to extensive regulation and examination by the Massachusetts Commissioner of Banks and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The Bank was last examined by the FDIC in January of 1997 and by the Massachusetts Commissioner of Banks in March 1998. The Company was examined by the Federal Reserve Bank of Boston in September 1997.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Current Federal Deposit Insurance Corporation regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance-sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance-sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 1998, management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Actual capital amounts and regulatory capital requirements as of December 31, 1998 and 1997 are presented in the tables below.

                                                                                   TO BE WELL CAPITALIZED
                                                         FOR CAPITAL ADEQUACY      UNDERPROMPT CORRECTIVE
                                        ACTUAL                  PURPOSES             ACTION PROVISIONS
                                  ------------------     --------------------      ----------------------
                                  AMOUNT       RATIO     AMOUNT         RATIO      AMOUNT           RATIO
                                  ------       -----     ------         -----      ------           -----
                                                        (DOLLARS IN THOUSANDS)

AS OF DECEMBER 31, 1998:

       Total risk-based capital
        Company                   $32,185      11.77%     $21,873      >8.0%      $27,341          >10.0%
        Bank                       29,157      10.87       21,452       8.0        26,815           10.0
       Tier I risk-based
        Company                    28,755      10.52       10,936       4.0        16,405            6.0
        Bank                       25,792       9.62       10,726       4.0        16,089            6.0
       Tier I leverage capital
        Company                    28,755       6.57       17,509       4.0        21,886            5.0
        Bank                       25,792       5.96       17,318       4.0        21,647            5.0

AS OF DECEMBER 31, 1997:

       Total risk-based capital
        Company                   $25,000      11.07%     $18,073      >8.0%      $22,590          >10.0%
        Bank                       23,756      10.68       17,788       8.0        22,235           10.0
       Tier I risk-based
        Company                    22,166       9.81        9,036       4.0        13,554            6.0
        Bank                       20,966       9.43        8,894       4.0        13,341            6.0
       Tier I leverage capital
        Company                    22,166       6.54       13,554       4.0        16,943            5.0
        Bank                       20,966       6.28       13,354       4.0        16,693            5.0


     Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(20) LITIGATION

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

     Notwithstanding the Court's dismissal of the underlying claims against the Bank and its denial of the plaintiff's motion for reconsideration, litigation continues among other parties. The deadline for an appeal by plaintiff has not yet expired because no judgment has been obtained for or against the other defendants remaining in the case. The Bank continues to believe it has valid defenses to, and will vigorously defend, all claims and allegations of wrongdoing in connection with the transaction. The Company incurred legal expenses of approximately $4,000 net of recoveries under an insurance policy during 1998. No further estimate of any loss can be made at this time.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND EXHIBITS

(1)  FINANCIAL STATEMENTS
                                                                        PAGE NO.

     a)   Consolidated Balance Sheets                                      35

     b)   Consolidated Statements of Operations                            36

     c)   Consolidated Statements of Changes in Stockholders' Equity       37

     d)   Consolidated Statements of Cash Flows                            38

     e)   Notes to Consolidated Financial Statements                       40


(2)  FINANCIAL SCHEDULES

     None.


(3)  EXHIBITS


EXHIBIT NO.                          DESCRIPTION

 3.1(i)        Articles of Organization are incorporated herein by reference to
               Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 27, 1994 (the "Form 8-K").

 3.1(ii)       By-Laws of the Company are incorporated herein by reference to
               Exhibit 3.2 to Form 8-K.

 4.1 Instruments Defining the Rights of Security Holders, including Indentures are incorporated herein by reference to the Articles of Organization and the By-Laws of the Company set forth in Exhibits 3.1 and 3.2 to Form 8-K.

10.1 Employee Incentive Stock Option Plan is incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on April 1, 1991 (33-39690) (the "Form S-1").

10.2 Employee Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.6 to the Form S-1.

10.3 Directors' Stock Option Plan adopted May 26, 1993, as amended March 15, 1995, is incorporated herein by reference to Exhibit
               10.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Commission on March 25, 1997.

10.4 Employment Agreement dated January 1, 1996 by and among the Company, the Bank and Timothy L. Vaill is incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-KSB for the year ended December 31, 1996 filed with the Commission on March 25, 1997.

10.5 Commercial Lease dated October 31, 1994, by and between the Company and Leggat McCall Properties Management, Inc. incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

10.6 Asset Purchase Agreement dated as of June 16, 1995 by and among the Company and the stockholders of CH&P, Inc., is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1995.

10.7 Agreement and Plan of Merger dated August 13, 1997, by and among the Company, Boston Private Investment Management Inc., and the stockholders of Westfield, is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on August 21, 1997.

10.8 Employment agreement dated August 13, 1997 by and among the Company, Westfield, and Arthur J. Bauernfeind is incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on February 27, 1998 ("Form 10-KSB").

10.9 Employment agreement dated August 13, 1997 by and among the Company, Westfield, and C. Michael Hazard is incorporated herein by reference to Exhibit 10.8 of Form 10-KSB.

21 Subsidiaries of the Company are incorporated herein by reference to Exhibit 22.0 to Form S-1.

23.1           Independent Auditors' Consent.*                                67

27             Financial Data Schedule.*                                      68

-----------------
* Filed herewith.


(b)            Reports on Form 8-K


               The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 1999.



                                      Boston Private Financial Holdings, Inc.



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



/s/ Timothy L. Vaill               Chairman of the Board,      February 25, 1999
-----------------------------      President and Chief
Timothy L. Vaill                   Executive Officer




/s/ Walter M. Pressey              Executive Vice President    February 25, 1999
-----------------------------      and Chief Financial
Walter M. Pressey                  Officer
                                   (Principal Financial
                                   Officer)



/s/ Charles O. Wood, III           Lead Director               February 25, 1999
-----------------------------
Charles O. Wood, III



/s/ Herbert S. Alexander           Director                    February 25, 1999
-----------------------------
Herbert S. Alexander



/s/ Arthur J. Bauernfeind          Director                    February 25, 1999
-----------------------------
Arthur J. Bauernfeind



/s/ Eugene S. Colangelo            Director                    February 25, 1999
-----------------------------
Eugene S. Colangelo

/s/ C. Michael Hazard              Director                    February 25, 1999
-----------------------------
C. Michael Hazard




/s/ Lynn Thompson Hoffman          Director                    February 25, 1999
-----------------------------
Lynn Thompson Hoffman




/s/ E. Christopher Palmer          Director                    February 25, 1999
-----------------------------
E. Christopher Palmer



/s/ Robert A. Radloff              Director                    February 25, 1999
-----------------------------
Robert A. Radloff



/s/ Dr. Allen Sinai                Director                    February 25, 1999
-----------------------------
Dr. Allen Sinai