Form 10-Q
period 1999-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 1999-05-13
CIK 821127

      As filed with the Securities and Exchange Commission on May 13, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to _______.


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of APRIL 30, 1999:

Common Stock - Par Value $1.00                        10,812,813 shares
------------------------------                        -----------------
         (class)                                        (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                   PAGE
                                                                                   ----

              Cover Page                                                               1

              Index                                                                    2


                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                       3

                     Consolidated Statements of Operations                             4

                     Consolidated Statements of Changes in Stockholders' Equity        5

                     Consolidated Statements of Cash Flows                             6

                     Notes to Consolidated Financial Statements                    7 -  9

Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          10 - 18

Item 3        Quantitative and Qualitative Disclosures about Market Risk               19


                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                        19

Item 2        Changes in Securities and Use of Proceeds                                19

Item 3        Defaults upon Senior Securities                                          19

Item 4        Submission of Matters to a Vote of  Security Holders                     19

Item 5        Other Information                                                        19

Item 6        Exhibits and Reports on Form 8-K                                         19

              Signature Page                                                           20

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,    DECEMBER 31,
                                                                                1999          1998
                                                                              ---------    ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                                   $  17,608    $  12,924
     Federal funds sold                                                            7,000       11,000
     Investment securities available for sale (amortized
       cost of $61,204  and $53,996, respectively)                                60,904       54,102
     Mortgage-backed securities available for sale (amortized
       cost of $7,550 and $11,840, respectively)                                   7,551       11,909
     Loans receivable:
       Commercial                                                                169,401      154,940
       Residential mortgage                                                      184,878      173,810
       Home equity                                                                19,724       19,866
       Other                                                                         302          335
                                                                               ---------    ---------
          Total loans                                                            374,305      348,951
    Less allowance for loan losses                                                (4,641)      (4,386)
                                                                               ---------    ---------
          Net loans                                                              369,664      344,565

     Stock in the Federal Home Loan Bank of Boston                                 4,718        4,718
     Premises and equipment, net                                                   3,567        3,627
     Excess of cost over net assets acquired, net                                  3,229        3,424
     Management fees receivable                                                    3,244        3,288
     Accrued interest receivable                                                   2,565        2,405
     Other assets                                                                  4,100        5,285
                                                                               ---------    ---------

          Total assets                                                         $ 484,150    $ 457,247
                                                                               =========    =========
LIABILITIES:
     Deposits                                                                  $ 363,686    $ 334,852
     Securities sold under agreements to repurchase                               10,026        6,241
     FHLB borrowings                                                              71,322       76,329
     Accrued interest payable                                                      1,178          651
     Other liabilities                                                             4,032        6,883
                                                                               ---------    ---------
          Total liabilities                                                      450,244      424,956
                                                                               ---------    ---------
STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
        authorized:  18,000,000 shares
        issued: 10,812,613 shares in 1999 and 10,747,744
        shares in 1998                                                            10,813       10,748
     Additional paid-in capital                                                   13,045       12,680
     Retained earnings                                                            10,572        9,246
     Stock subscriptions receivable                                                 (332)        (495)
     Accumulated other comprehensive income (loss)                                  (192)         112
                                                                               ---------    ---------
          Total stockholders' equity                                              33,906       32,291
                                                                               ---------    ---------
       Total liabilities and stockholders' equity                              $ 484,150    $ 457,247
                                                                               =========    =========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                     1999             1998
                                                                                 -------------    ------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and dividend income:
     Commercial loans                                                             $      3,525    $      3,076
     Residential mortgage loans                                                          3,056           2,348
     Home equity and other loans                                                           379             332
     Investment securities                                                                 610             570
     Mortgage-backed securities                                                            169             266
     FHLB stock dividends                                                                   76              64
     Federal funds sold                                                                    132              86
     Deposits in banks                                                                      28              40
                                                                                  ------------    ------------
         Total interest and dividend income                                              7,975           6,782
                                                                                  ------------    ------------
Interest expense:
     Savings and NOW                                                                       111             102
     Money market                                                                        1,540           1,139
     Certificates of deposit                                                             1,109           1,065
     Federal funds purchased                                                                38              39
     Securities sold under agreements to repurchase                                         79              52
     FHLB borrowings                                                                     1,072           1,101
     Other short-term borrowings                                                            --              14
                                                                                  ------------    ------------
         Total interest expense                                                          3,949           3,512
                                                                                  ------------    ------------
         Net interest income                                                             4,026           3,270
     Provision for loan losses                                                             238             284
                                                                                  ------------    ------------
         Net interest income after provision for loan losses                             3,788           2,986
                                                                                  ------------    ------------
Fees and other income:
     Investment management and trust                                                     4,207           3,740
     Equity in earnings of partnerships                                                     90             205
     Deposit account service charges                                                        69              51
     Gain on sale of loans                                                                  44              39
     Gain on sale of investment securities                                                  46              55
     Other                                                                                 104              55
                                                                                  ------------    ------------
         Total fees and other income                                                     4,560           4,145
                                                                                  ------------    ------------
Operating expense:
     Salaries and employee benefits                                                      4,258           3,826
     Occupancy                                                                             371             329
     Equipment                                                                             217             157
     Professional services                                                                 622             368
     Marketing                                                                             143              94
     Business development                                                                  168             128
     Amortization of intangibles                                                            70              81
     Other                                                                                 399             351
                                                                                  ------------    ------------
         Total operating expense                                                         6,248           5,334
                                                                                  ------------    ------------
         Income before income taxes                                                      2,100           1,797
     Income tax expense                                                                    649             609
                                                                                  ------------    ------------
         Income before cumulative effect of change in
           accounting principle                                                          1,451           1,188
     Cumulative effect of change in accounting principle                                   125            --
                                                                                  ------------    ------------
            Net income                                                            $      1,326    $      1,188
                                                                                  ============    ============
Per share data:
       Basic earnings per share:
              Income before cumulative effect of change in
                accounting principle                                              $       0.13    $       0.11
              Cumulative effect of change in accounting principle                        (0.01)             --
                                                                                  ------------    ------------
              Net income                                                          $       0.12    $       0.11
                                                                                  ============    ============
       Diluted earnings per share:
              Income before cumulative effect of change in
                accounting principle                                              $       0.13    $       0.11
              Cumulative effect of change in accounting principle                        (0.01)             --
                                                                                  ------------    ------------
              Net income                                                          $       0.12    $       0.11
                                                                                  ============    ============

       Average common shares outstanding                                            10,777,918      10,671,213
                                                                                  ============    ============
       Average diluted shares outstanding                                           11,117,998      11,081,198
                                                                                  ============    ============

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                ADDITIONAL                                 OTHER
                                     COMMON      PAID-IN      RETAINED      STOCK       COMPREHENSIVE
                                     STOCK       CAPITAL      EARNINGS   SUBSCRIPTIONS  INCOME (LOSS)   TOTAL
                                    --------    ---------     --------   -------------  -------------  --------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1997        $ 10,641     $ 12,140     $  3,800    $   (669)      $    (23)     $ 25,935
  Net income                              --           --        1,188          --             --         1,188
  Other comprehensive
    income, net:
  Change in unrealized gain
    (loss) on  securities
    available for sale                    --           --           --          --            (62)          (62)
                                                                                                       --------
  Total other comprehensive
    income                                                                                                1,126

  Stock options exercised                 44          315           --          --             --           359
  Stock subscription payments             --           --           --         165             --           165
                                    --------     --------     --------    --------       --------      --------
Balance at March 31, 1998             10,552       11,909        3,122        (681)          (137)       27,585

Balance at December 31, 1998          10,748       12,680        9,246        (495)           112        32,291
  Net income                              --           --        1,326          --             --         1,326
  Other comprehensive income,
    net:
  Change in unrealized gain
   (loss) on securities
   available for sale                     --           --           --          --           (304)         (304)
                                                                                                       --------
  Total other comprehensive
    income                                                                                                1,022
  Proceeds from issuance of
    47,769 shares of common stock         48          328           --          --             --           376
  Stock options exercised                 17           37           --          --             --            54
  Stock subscription payments             --           --           --         163             --           163
                                    --------     --------     --------    --------       --------      --------
Balance at March 31, 1999           $ 10,813     $ 13,045     $ 10,572    $   (332)      $   (192)     $ 33,906
                                    ========     ========     ========    ========       ========      ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        1999              1998
                                                                     --------           --------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                      $  1,326           $  1,188
     Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                    430                292
         Gain on sale of loans                                            (44)               (39)
         Gain on sale of investment securities                            (46)               (55)
         Provision for loan losses                                        238                284
         Distributed (undistributed) earnings of
              partnership investments                                   1,738               (205)
         Loans originated for sale                                     (5,487)            (5,495)
         Proceeds from sale of loans                                    5,531              5,534
         (Increase) decrease in:
              Accrued interest receivable                                (160)              (132)
              Investment management fees receivable                        44               (548)
              Other assets                                               (382)              (535)
         Increase (decrease) in:
              Accrued interest payable                                    527                 56
              Other liabilities                                        (2,851)               160
                                                                     --------           --------
                Net cash provided (used) by operating activities          864                505
                                                                     --------           --------

Cash flows from investing activities:
     Net decrease (increase) in fed funds sold                          4,000            (20,250)
     Investment securities available for sale:
         Purchases                                                    (40,444)           (20,480)
         Sales                                                         27,105             14,583
         Maturities                                                     6,040              2,880
     Mortgage-backed securities available for sale:
         Sales                                                          3,387                 --
         Principal payments                                               895                 --
     Investment securities held to maturity:
         Purchases                                                         --               (874)
         Maturities                                                        --              1,400
     Mortgage-backed securities held to maturity:
         Principal payments                                                --              2,028
     Net decrease (increase) in loans                                 (25,247)            (3,309)
     Purchase of FHLB stock                                                --               (516)
     Recoveries on loans previously charged off                            24                  2
     Capital expenditures                                                (145)              (329)
                                                                     --------           --------
                Net cash provided (used) by investing activities      (24,385)           (24,865)
                                                                     --------           --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                               28,834             21,383
     Net increase (decrease) in repurchase agreements                   3,785              4,274
     Net increase (decrease) in federal funds purchased                    --            (13,255)
     FHLB advances:
         Proceeds                                                       3,629             24,180
         Repayments                                                    (8,636)           (14,292)
     Net increase (decrease) in other short-term borrowings                --               (517)
     Proceeds from stock subscriptions receivable                         163                165
     Proceeds from issuance of common stock                               430                359
                                                                     --------           --------
                Net cash provided (used) by financing activities       28,205             22,297
                                                                     --------           --------

     Net increase (decrease) in cash and due from banks                 4,684             (2,063)
     Cash and due from banks at beginning of year                      12,924             12,361
                                                                     --------           --------
     Cash and due from banks at end of period                        $ 17,608           $ 10,298
                                                                     ========           ========

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                        $  3,422           $  3,455
     Cash paid during the period for income taxes                         313                700
Supplementary disclosures of non-cash activities:
         Transfer of loans to other real estate owned                      --                 42

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), and Boston Private Investment Management, Inc. ("BPIM"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. BPIM's consolidated financial statements include the accounts of its wholly-owned subsidiary, Westfield Capital Management Company ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 1998 Annual Report to Shareholders. Certain fiscal 1998 information has been reclassified to conform with the 1999 presentation.


(2)  EARNINGS PER SHARE

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

     The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31:


                                                    1999                          1998
                                     ------------------------------  ------------------------------
                                                              Per                             Per
                                                             Share                           Share
                                      Income       Shares    Amount   Income      Shares     Amount
                                     -------      -------    ------   -------     -------    ------
                                             (In thousands, except per share amounts)
BASIC EPS
  Net Income                          $1,326        10,778    $0.12    $1,188      10,671     $0.11
                                                              =====                           =====
EFFECT OF DILUTIVE SECURITIES
  Stock Options                           --          340                  --         410
                                      ------       ------              ------      ------
DILUTED EPS
                                      ------       -------    -----    -------     ------     -----
  Net Income                          $1,326        11,118    $0.12    $ 1,188     11,081     $0.11
                                      ======       =======    =====    =======     ======     =====

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  BUSINESS SEGMENTS

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

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for three limited partnerships, one invests primarily in technology stocks, another invests primarily in small capitalization equities and a third, started in June 1998, invests primarily in midcap equities.

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

Reconciliation of Reportable Segment Items

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 1999 and 1998.


                                                               1999
                                    -------------------------------------------------------------
                                       BANK      WESTFIELD     OTHER     INTERSEGMENT     TOTAL
                                    ---------    ---------   ---------   ------------    --------
                                                           (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income              $  4,026      $    31     $   --      $     (31)     $  4,026

   Non-Interest Income                 2,052        2,508         --             --         4,560
                                    --------      -------     ------      ---------      --------
    Total Revenues                     6,078        2,539         --            (31)        8,586

Provision for Loan Losses                238           --         --             --           238
Non-Interest Expense                   4,440        1,933         --             --         6,373
Income Taxes                             401          248         --             --           649
                                    --------      -------     ------      ---------      --------
Segment Profit                      $    999      $   358     $   --      $     (31)     $  1,326
                                    --------      -------     ------      ----------     --------

BALANCE SHEET DATA:
Total Segment Assets                $480,673      $ 3,821     $1,805      $  (2,149)     $484,150
                                    ========      =======     ======      =========      ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               1999
                                    -------------------------------------------------------------
                                       BANK      WESTFIELD     OTHER     INTERSEGMENT     TOTAL
                                    ---------    ---------   ---------   ------------    --------
                                                           (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income              $  3,277       $   --     $    2       $     (9)     $  3,270
   Non-Interest Income                 1,415        2,730         --             --         4,145
                                    --------      -------     ------      ---------      --------
    Total Revenues                     4,692        2,730          2             (9)        7,415

Provision for Loan Losses                284           --         --             --           284
Non-Interest Expense                   3,451        1,883         --             --         5,334
Income Taxes                             262          347         --             --           609
                                    --------      -------     ------      ---------      --------
Segment Profit                      $    695      $   500     $    2      $      (9)     $  1,188
                                    --------      -------     ------      ---------      --------
BALANCE SHEET DATA:
Total Segment Assets                $388,862      $ 3,805     $  488      $    (574)     $392,581
                                    ========      =======     ======      =========      ========


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1999



     This quarterly report contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements", in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for three limited partnerships, one invests primarily in technology stocks, another invests primarily in small capitalization equities and a third, started in June 1998, invests primarily in midcap equities.

FINANCIAL CONDITION

     TOTAL ASSETS Total assets increased $26.9 million, or 5.9% from $457.2 million at December 31, 1998 to $484.2 million at March 31, 1999. This increase is primarily due to continued loan growth funded by deposit balances.

     INVESTMENTS Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $97.8 million, or 20.2% of total assets, at March 31, 1999, compared to $94.7 million, or 20.7% of total assets, at December 31, 1998. Funds from the sale and maturity of $36.5 million of investment securities and mortgage-backed securities were primarily reinvested in municipal bonds. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and loan demand.

     The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 1999 and December 31, 1998:


                                                              Unrealized
                                            Amortized     -----------------       Market
                                               Cost        Gains     Losses       Value
                                            ----------    -------    ------     ---------
      AT MARCH 31, 1999
      U.S. Government and agencies           $  28,134     $    3    $ (278)    $  27,859
      Municipal bonds                           33,070         71       (96)       33,045
      Mortgage-backed securities                 7,550         26       (25)        7,551
                                            ==========     ======    ======     =========
         Total investments                   $  68,754     $  100    $ (399)    $  68,455
                                            ==========     ======    ======     =========


      AT DECEMBER 31, 1998
      U.S. Government and agencies           $  35,074     $   10    $  (34)    $  35,050
      Municipal bonds                           18,922        132        (2)       19,052
      Mortgage-backed securities                11,840         83       (14)       11,909
                                            ==========     ======    ======     =========
         Total investments                   $  65,836     $  225    $  (50)    $  66,011
                                            ==========     ======    ======     =========


     LOANS Total loans increased $25.4 million, or 7.3%, during the first quarter of 1999 from $349.0 million, or 76.3% of total assets, at December 31, 1998, to $374.3 million, or 77.3% of total assets, at March 31, 1999. Both the commercial and residential mortgage loan portfolios experienced significant growth due to the strong local economy and low interest rate environment. Interest rates affect both the level of new loan originations and refinances or paydowns of existing loans. During the first quarter of 1999, interest rates were at fairly stable, low levels, and demand for new residential and commercial loans and refinances was strong. Commercial loans increased $14.5 million, or 9.3%, and residential mortgage loans increased $11.1 million, or 6.4%, during the first quarter of 1999 as a result of net new loan originations.

     RISK ELEMENTS The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.



                                                 MARCH 31, 1999   DECEMBER 31, 1998
                                                 --------------   -----------------
                                                      (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis            $  636           $  565
Loans past due 90 days or more, but
  still accruing                                        --                --
                                                     ------           ------
Total non-performing loans                              636              565
Other real estate owned                                --                 --
                                                     ======           ======
Total non-performing assets                          $  636           $  565
                                                     ======           ======

Delinquent loans 30-89 days past due                  3,703            3,307
                                                     ======           ======

     The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection.

     Total non-performing assets increased by $71,000, or 12.6% during the first quarter of 1999, however the percentage of non-performing assets to total assets remained fairly stable at 0.13%. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At March 31, 1999, loans with an aggregate balance of $3.7 million, or 0.99% of total loans, were 30 to 89 days past due, an increase of $396,000, or 12.0%, from $3.3 million, or 0.95% of total loans, reported at December 31, 1998. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

     ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is established through a charge to operations. When management believes that the collectibility of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types and industry benchmarks. The allowance is segregated into three components; "general", "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgment and experience of management.

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

     The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1999            1998
                                                             ----------       ---------
                                                                (DOLLARS IN THOUSANDS)
Ending gross loans                                           $  374,305       $ 279,779
                                                             ==========       =========

Allowance for loan losses, beginning of period               $    4,386       $   3,645
   Provision for loan losses                                        238             284
   Charge-offs                                                       (7)           (376)
   Recoveries                                                        24               2
                                                             ----------       ---------
Allowance for loan losses, end of period                     $    4,641       $   3,555
                                                             ==========       =========

     DEPOSITS AND BORROWINGS The Company experienced an increase in total deposits of $28.8 million, or 8.6%, during the first quarter of 1999, from $334.9 million, or 73.2% of total assets, at December 31, 1998, to $363.7 million, or 75.1% of total assets, at March 31, 1999. This increase was most pronounced in certificates of deposit $100,000 or greater, and savings accounts. The increase in savings accounts was primarily due to the Bank acting as agent for client funds on a temporary basis.

     The following table shows the composition of the Company's deposits at March 31, 1999 and December 31, 1998:

                                                             MARCH 31,      DECEMBER 31,
                                                               1999            1998
                                                             ---------       ---------
                                                                   (IN THOUSANDS)
     Demand deposits                                         $  44,517       $  47,766
     NOW                                                        36,689          35,735
     Savings                                                    28,344           4,235
     Money market                                              164,038         164,626
     Certificates of deposit under $100,000                     29,169          29,874
     Certificates of deposit $100,000 or greater                60,929          52,616
                                                             ---------       ---------
          Total                                              $ 363,686       $ 334,852
                                                             =========       =========

     Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings and other short-term borrowings) decreased by $1.2 million or 1.5%, during the first three months of 1999. This decrease was attributable to paydowns of FHLB borrowings, partially offset by an increase in repurchase agreements with cash management customers of the Bank. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the Company intends to replace a portion of its borrowings with core deposits.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 1999, cash, federal funds sold and securities available for sale amounted to $93.1 million, or 19.2% of total assets of the Company. This compares to $89.9 million, or 19.7% of total assets, at December 31, 1998.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $149 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At March 31, 1999 Westfield had working capital of approximately $1.9 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

     CAPITAL RESOURCES Total stockholders' equity of the Company at March 31, 1999 was $33.9 million, as compared to $32.3 million at December 31, 1998. This increase was the result of the Company's net income for the quarter of $1.3 million, plus the exercise of stock options, less the change in accumulated other comprehensive income.

     The following table presents actual capital amounts and regulatory capital requirements as of March 31, 1999 and December 31, 1998:



                                                                                                  TO BE WELL CAPITALIZED
                                                                FOR CAPITAL ADEQUACY PURPOSES     UNDER PROMPT CORRECTIVE
                                            ACTUAL                                                   ACTION PROVISIONS
                                ------------------------------- ------------------------------- ----------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- --------------

  AS OF MARCH 31, 1999:

     Total risk-based capital
         Company                  $  34,548           11.78%      $  23,462        >   8.0%      $  29,328        > 10.0%
         Bank                        30,592           10.56          23,181            8.0          28,976          10.0
     Tier I risk-based
         Company                     30,870           10.53          11,731            4.0          17,597           6.0
         Bank                        26,957            9.30          11,590            4.0          17,386           6.0
      Tier I leverage capital
         Company                     30,870            6.60          18,706            4.0          23,383           5.0
         Bank                        26,957            5.82          18,513            4.0          23,141           5.0

  AS OF DECEMBER 31, 1998:

     Total risk-based capital
         Company                  $  32,185           11.77%      $  21,873        >   8.0%      $  27,341        > 10.0%
         Bank                        29,157           10.87          21,452            8.0          26,815          10.0
     Tier I risk-based
         Company                     28,755           10.52          10,936            4.0          16,405           6.0
         Bank                        25,792            9.62          10,726            4.0          16,089           6.0
      Tier I leverage capital
         Company                     28,755            6.57          17,509            4.0          21,886           5.0
         Bank                        25,792            5.96          17,318            4.0          21,647           5.0


YEAR 2000 READINESS DISCLOSURE

        Scope and Overview. In 1996, the Company formed a Year 2000 project team to identify information technology and non-information technology systems, procedures, and practices that require modification or replacement. The Year 2000 problem concerns the inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. Data processing for the Company's major operating systems (investment management, custody, loans and deposits) is conducted through third party vendors using on-site computer interfaces. Inventory and Year 2000 readiness assessment of all information technology and non-information technology systems and applications has been completed and all third party vendors who service the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have or will be accomplished primarily through the installation of updated or replacement hardware or programs developed by third parties. In addition the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed.

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

        The Remediation phase, wherein non-compliant software and hardware are either modified or replaced, was substantially completed by December 31, 1998 for mission critical applications and by March 31, 1999 for non-mission critical applications. The Company has yet to identify any operating system which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. The Company expects to complete User Acceptance Testing for mission critical information technology and non-information technology systems by June 30, 1999.

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

        Expenses. Year 2000 Readiness Program expenses are absorbed within normal spending levels. The Company upgrades its hardware and associated software and invests in new information technology systems as part of its ongoing operations. Neither the upgrades, nor new investments made to date through March 31, 1999, have been accelerated due to the Year 2000 Readiness Program. Management currently estimates that out-of-pocket costs related to the Year 2000 Readiness Program will be less than $100,000. The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor loans to those borrowers with the highest Year 2000 risk.

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

RESULTS OF OPERATIONS

     NET INCOME. The Company recorded net income of $1.3 million, or $0.12 per diluted share, for the quarter ended March 31, 1999. This represents an 11.6% increase over the net income of $1.2 million, or $0.11 per diluted share, for the same period in 1998. During the quarter ended March 31, 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000. Excluding the impact of this non-recurring charge, net income would have been $1.4 million , or $0.13 per diluted share, an increase of 22.1% over last year.

     NET INTEREST INCOME. For the quarter ended March 31, 1999, net interest income was $4.0 million, an increase of $756,000, or 23.1%, over the same period in 1998. This increase was primarily attributable to an increase of $90.8 million, or 25.5%, in the average balance of earning assets. The Company's net interest margin was relatively flat at 3.65% for the first quarter of 1999, compared to 3.67% for the same period last year.

     INTEREST INCOME. During the first three months of 1999, interest income was $8.0 million, an increase of $1.2 million, or 17.6%, over the same period in 1998. Interest income on commercial loans increased 14.6% to $3.5 million for the three months ended March 31, 1999, compared to $3.1 million for the same period in 1998. Interest income from residential mortgage loans increased 30.2% to $3.1 million compared to $2.3 million, and home equity and other loans increased 14.2% to $379,000 compared to $332,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume, partially offset by a decrease in yield. The average balance of commercial loans increased 25.6% while the average rate decreased 8.7%, or 81 basis points to 8.51% for the quarter ended March 31, 1999. The average balance of residential mortgage loans increased 36.1%, while the average rate decreased 4.3%, or 31 basis points to 6.92% for the same period, and the average balance of home equity and other loans increased 24.3%, while the average rate decreased 8.7%, or 69 basis points to 7.56%.

     Total investment income decreased $11,000, or 1.1%, to $1.0 million for the quarter ended March 31, 1999, compared to $1.0 million for the same period in 1998. This decrease was primarily attributable to a reduction in the average yield on investments of 42 basis points, or 7.3%, partially offset by an increase in average balances.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $437,000, or 12.4%, to $3.9 million for the three months ended March 31, 1999, from $3.5 million for the same period during 1998. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $78.1 million, or 25.3% between the two periods, partially offset by a 9.5% decrease in the average cost of interest-bearing liabilities from 4.55% for the first quarter of 1998, to 4.12% for the first quarter of 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $238,000 for the quarter ended March 31, 1999, compared to $284,000 for the same period in 1998. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition -Allowance for Loan Losses." Net recoveries were $17,000 during the first quarter of 1999, compared to $374,000 of net charge-offs for the same period in 1998.

     FEES AND OTHER INCOME. Fees and other income increased $415,000, or 10.0% to $4.6 million for the three month period ending March 31, 1999, compared to $4.1 million for the same period in 1998. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $467,000, or 12.5% to $4.2 million for the first quarter of 1999 compared to $3.7 million for the same period in 1998. This increase is primarily due to a 6.5% increase in assets under management from $2.5 billion on March 31, 1998 to $2.7 billion on March 31, 1999.

     Deposit account service fees have increased $18,000, or 35.3%, to $69,000 for the first quarter of 1999 as a result of an increase in the number of deposit accounts. Gain on sale of loans has increased $5,000 to $44,000 due to a higher volume of fixed rate loans sold in the secondary market. Other fee income increased $49,000 to $104,000 due to a higher level of non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for the first quarter of 1999 increased $914,000, or 17.1% to $6.2 million compared to $5.3 million for the same period in 1998. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 23.3% increase in total assets, and a 23.4% increase in the number of employees from March 31, 1998 to March 31, 1999. In April, 1998, the Company opened a new banking office in Wellesley, Massachusetts.

     Salaries and benefits, the largest component of operating expense, increased $432,000, or 11.3%, to $4.3 million for the quarter ended March 31, 1999, from $3.8 million for the same period in 1998. This increase was due to a 23.4% increase in the number of employees, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $102,000, or 21.0%, to $588,000 for the first quarter of 1999, from $486,000 for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's continued investments in technology, and the occupancy expenses related to the new banking office in Wellesley, Massachusetts which was opened in April 1998.

     Professional services include outsourced data processing and custody expense, legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $254,000, or 69.0% as a result of legal and consulting expenses incurred for strategic projects, and increased service and volume related charges for data processing and custody.

     Marketing expenses increased $49,000, or 52.1%, to $143,000 for the first quarter of 1999 as a result of ongoing advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $40,000, or 31.3% increase in business development expense as a result of an increase in the number of employees and new business activity.

     Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $48,000, or 13.7% to $399,000, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $649,000 for the first quarter of 1999 as compared to $609,000 for the same period last year. The effective tax rate was 30.9% and 34.0% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during the first quarter of 1999.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 1998 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For information related to this item, see the Company's December 31, 1998 Form 10-K. No material changes have occurred since that date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     Exhibit 27.1 Financial Data Schedule

     No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                     (Registrant)





MAY 13, 1999                             /s/ TIMOTHY L. VAILL
------------                             --------------------------------------
                                         Timothy L. Vaill
                                         Chairman and Chief
                                         Executive Officer



MAY 13, 1999                             /s/ WALTER M. PRESSEY
------------                             --------------------------------------
                                         Walter M. Pressey
                                         Executive Vice President and
                                         Chief Financial Officer