Form 10-Q
period 1999-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 1999-08-12
CIK 821127

     As filed with the Securities and Exchange Commission on August 12, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                    -------------


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______.


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of JULY 31, 1999:

        COMMON STOCK - PAR VALUE $1.00                  10,846,963 SHARES
        ------------------------------                  -----------------
                  (class)                                  (outstanding)



================================================================================

                    BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





                                                                                             PAGE
                                                                                             ----


              Cover Page                                                                       1

              Index                                                                            2



                                        PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                               3

                     Consolidated Statements of Operations                                     4

                     Consolidated Statements of Changes in Stockholders' Equity                5

                     Consolidated Statements of Cash Flows                                     6

                     Notes to Consolidated Financial Statements                              7 - 10

Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    11 - 21

Item 3        Quantitative and Qualitative Disclosures about Market Risk                      22



                                        PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                               22

Item 2        Changes in Securities and Use of Proceeds                                       22

Item 3        Defaults upon Senior Securities                                                 22

Item 4        Submission of Matters to a Vote of  Security Holders                            22

Item 5        Other Information                                                               22

Item 6        Exhibits and Reports on Form 8-K                                                23

              Signature Page                                                                  24




            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           1999                 1998
                                                                                         ---------          -------------
                                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)

      ASSETS:
           Cash and due from banks                                                       $ 13,700           $ 12,924
           Federal funds sold                                                              35,000             11,000
           Investment securities available for sale (amortized cost of
             $61,485 and $53,996, respectively)                                            60,415             54,102
           Mortgage-backed securities available for sale (amortized cost of
             $6,833 and $11,840, respectively)                                              6,736             11,909
           Loans receivable:
             Commercial                                                                   166,505            154,940
             Residential mortgage                                                         201,635            173,810
             Home equity                                                                   26,387             19,866
             Other                                                                            325                335
                                                                                         --------           --------
                Total loans                                                               394,852            348,951
                Less allowance for loan losses                                             (4,833)            (4,386)
                                                                                         --------           --------
                Net loans                                                                 390,019            344,565

           Stock in the Federal Home Loan Bank of Boston                                    4,830              4,718
           Premises and equipment, net                                                      3,534              3,627
           Excess of cost over net assets acquired, net                                     3,157              3,424
           Management fees receivable                                                       3,425              3,288
           Accrued interest receivable                                                      2,963              2,405
           Other assets                                                                     4,554              5,285
                                                                                         --------           --------

                Total assets                                                             $528,333           $457,247
                                                                                         ========           ========

      LIABILITIES:
           Deposits                                                                     $ 392,607           $334,852
           Securities sold under agreements to repurchase                                   8,127              6,241
           FHLB borrowings                                                                 85,691             76,329
           Accrued interest payable                                                         1,218                651
           Other liabilities                                                                5,609              6,883
                                                                                         --------           --------
                Total liabilities                                                         493,252            424,956
                                                                                         --------           --------

      STOCKHOLDERS' EQUITY:
           Common stock, $1.00 par value per share;
              authorized:  18,000,000 shares
             issued: 10,846,963 shares in 1999 and 10,747,744 shares in 1998               10,847             10,748
           Additional paid-in capital                                                      13,092             12,680
           Retained earnings                                                               12,216              9,246
           Stock subscriptions receivable                                                    (328)              (495)
           Accumulated other comprehensive income (loss)                                     (746)               112
                                                                                         --------           --------
                Total stockholders' equity                                                 35,081             32,291
                                                                                         --------           --------

             Total liabilities and stockholders' equity                                  $528,333           $457,247
                                                                                         ========           ========




          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                  --------------------------------    ------------------------------
                                                                      1999              1998              1999             1998
                                                                  --------------   ---------------   -------------   ---------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                                 $3,650            $3,208           $ 7,175         $ 6,284
     Residential mortgage loans                                        3,325             2,483             6,381           4,830
     Home equity and other loans                                         434               321               813             653
     Investment securities                                               642               664             1,252           1,234
     Mortgage-backed securities                                          102               230               272             496
     FHLB stock dividends                                                 75                65               150             128
     Federal funds sold                                                   94               143               226             230
     Deposits in banks                                                    44                36                72              76
                                                                  --------------   ---------------   -------------   ---------------
         Total interest and dividend income                            8,366             7,150            16,341          13,931
                                                                  --------------   ---------------   -------------   ---------------
Interest expense:
     Savings and NOW                                                     151               110               261             211
     Money market                                                      1,626             1,384             3,167           2,523
     Certificates of deposit                                           1,078             1,070             2,187           2,135
     Federal funds purchased                                              25                 9                63              48
     Securities sold under agreements to repurchase                      106                63               185             115
     FHLB borrowings                                                   1,105             1,058             2,177           2,159
     Other short-term borrowings                                          --                 5                --              19
                                                                  --------------   ---------------   -------------   ---------------
         Total interest expense                                        4,091             3,699             8,040           7,210
                                                                  --------------   ---------------   -------------   ---------------
     Net interest income                                               4,275             3,451             8,301           6,721
Provision for loan losses                                                186               331               424             615
                                                                  --------------   ---------------   -------------   ---------------
     Net interest income after provision for loan losses               4,089             3,120             7,877           6,106
                                                                  --------------   ---------------   -------------   ---------------
Fees and other income:
     Trust and investment management                                   4,381             3,989             8,589           7,728
     Equity in earnings of partnerships                                   --                --                90             205
     Deposit account service charges                                      84                58               153             109
     Gain (loss) on sale of loans                                         39                60                83              99
     Gain (loss) on sale of investment securities                         --                 1                46              56
     Other                                                               143               121               246             177
                                                                  --------------   ---------------   -------------   --------------
         Total fees and other income                                   4,647             4,229             9,207           8,374
                                                                  --------------   ---------------   -------------   --------------
Operating expense:
     Salaries and employee benefits                                    4,238             3,793             8,495           7,619
     Occupancy and equipment                                             608               535             1,195           1,021
     Professional services                                               624               452             1,246             821
     Marketing                                                           159                87               301             181
     Business development                                                161               159               329             286
     Amortization of intangibles                                          71                80               142             161
     Other                                                               450               346               851             696
                                                                  --------------   ---------------   -------------   ---------------
         Total operating expense                                       6,311             5,452            12,559          10,785
                                                                  --------------   ---------------   -------------   ---------------
         Income before income taxes                                    2,425             1,897             4,525           3,695
     Income tax expense                                                  782               635             1,430           1,244
                                                                  --------------   ---------------   -------------   --------------
         Income before cumulative effect of change in
           accounting principle                                        1,643             1,262             3,095           2,451
      Cumulative effect of change in accounting principle                 --                --               125              --
                                                                  --------------   ---------------   -------------   --------------
          Net income                                                  $1,643            $1,262           $ 2,970         $ 2,451
                                                                  ==============   ===============   =============   ==============

Per share data:
       Basic earnings per share
         Income before cumulative effect of change in
           accounting principle                                       $ 0.15            $ 0.12           $  0.28         $  0.23
         Cumulative effect of change in accounting
           principle                                                      --                --              0.01              --
                                                                  --------------   ---------------   -------------   ---------------
         Net Income                                                   $ 0.15            $ 0.12           $  0.27         $  0.23
                                                                  ==============   ===============   =============   ===============
       Diluted earnings per share
         Income before cumulative effect of change in
           accounting principle                                       $ 0.15            $ 0.11           $  0.28         $  0.22
         Cumulative effect of change in accounting principle              --                --              0.01              --
                                                                  --------------   ---------------   -------------   ---------------
         Net Income                                                   $ 0.15            $ 0.11           $  0.27         $  0.22
                                                                  ==============   ===============   =============   ===============

       Average common shares outstanding                          10,828,029        10,714,611        10,802,973      10,692,912
                                                                  ==============   ===============   =============   ===============
       Average diluted shares outstanding                         11,130,162        11,186,923        11,124,256      11,135,675
                                                                  ==============   ===============   =============   ===============







          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                        ACCUMULATED
                                                          ADDITIONAL                                       OTHER
                                             COMMON        PAID-IN        RETAINED         STOCK       COMPREHENSIVE
                                              STOCK        CAPITAL        EARNINGS     SUBSCRIPTIONS   INCOME (LOSS)       TOTAL
                                          ------------  -------------  --------------  -------------  ---------------  -------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1997               $  10,641      $12,140         $   3,800      $   (669)         $   23        $  25,935
  Net income                                      --           --             2,451            --              --            2,451
  Other comprehensive income:
  Change in unrealized gain (loss) on
    securities available for sale, net            --           --                --            --             (16)             (16)
                                                                                                                       -------------
  Total other comprehensive income                                                                                           2,435
  Stock options exercised                         97           75                --              --            --              572
  Stock subscription payments                     --           --                --             167            --              167
                                          ------------  -------------  --------------  -------------  --------------   -------------
Balance at June 30, 1998                   $  10,738      $12,615         $   6,251         $  (502)       $     7       $  29,109
                                          ============  =============  ==============  =============  ===============  =============

Balance at December 31, 1998               $  10,748      $12,680         $   9,246         $  (495)       $   112       $  32,291
  Net income                                      --           --             2,970              --             --           2,970
  Other comprehensive income:
  Change in unrealized gain
    (loss) on securities available
    for sale, net                                 --           --                --              --           (858)           (858)
                                                                                                                       -------------
  Total other comprehensive income                                                                                           2,112
  Proceeds from issuance of
    47,769 shares of common stock                 48          328                --              --             --             376
  Stock options exercised                         51           84                --              --             --             135
  Stock subscription payments                     --           --                --             167             --             167
                                          ------------  -------------  --------------  -------------  --------------   -------------
Balance at June 30, 1999                    $ 10,847      $13,092         $  12,216         $  (328)       $  (746)      $  35,081
                                          ============  =============  ==============  =============  ===============  =============




          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------------------
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
                                                                                             (IN THOUSANDS)


Cash flows from operating activities:
     Net income                                                                     $     2,970          $     2,451
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                      779                  803
         Gain on sale of loans                                                              (83)                 (99)
         Gain on sale of other real estate owned                                             --                   (4)
         Gain on sale of investment securities                                              (46)                 (56)
         Provision for loan losses                                                          424                  615
         Distributed (undistributed) earnings of partnership investments                  1,738                 (231)
         Loans originated for sale                                                       (8,377)              (8,811)
         Proceeds from sale of loans                                                      8,460                8,910
         (Increase) decrease in:
              Accrued interest receivable                                                  (558)                (521)
              Investment management fees receivable                                        (137)                (736)
              Other assets                                                                 (525)              (1,262)
         Increase (decrease) in:
              Accrued interest payable                                                      567                  (24)
              Other liabilities                                                          (1,274)               1,053
                                                                                  ----------------     ----------------
                  Net cash provided (used) by operating activities                        3,938                2,088
                                                                                  ----------------     ----------------

Cash flows from investing activities:
     Net decrease (increase) in federal funds sold                                      (24,000)             (11,200)
     Investment securities available for sale:
         Purchases                                                                      (45,042)             (40,712)
         Sales                                                                           31,255               30,917
         Maturities                                                                       6,040                3,480
     Mortgage-backed securities available for sale:
         Sales                                                                            1,606                   --
         Principal payments                                                               3,387                   --
     Investment securities held to maturity:
         Purchases                                                                           --                 (874)
         Maturities                                                                          --                2,400
     Mortgage-backed securities held to maturity:
         Principal payments                                                                  --                3,921
     Net decrease (increase) in loans                                                   (45,750)             (37,971)
     Purchase of FHLB stock                                                                (112)                (516)
     Recoveries on loans previously charged off                                             101                   47
     Proceeds from sales of other real estate owned                                          --                   38
     Capital expenditures                                                                  (329)                (505)
                                                                                  ----------------     ----------------
                  Net cash provided (used) by investing activities                      (72,844)             (50,975)
                                                                                  ----------------     ----------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                 57,755               46,458
     Net increase (decrease) in repurchase agreements                                     1,886                 (261)
     Net increase (decrease) in federal funds purchased                                      --              (10,755)
     FHLB advances:
         Proceeds                                                                        51,129               26,480
         Repayments                                                                     (41,767)             (16,406)
     Net increase (decrease) in other short-term borrowings                                  --                 (837)
     Proceeds from stock subscriptions receivable                                           167                  167
     Proceeds from issuance of common stock                                                 512                  572
                                                                                  ----------------     ----------------
                  Net cash provided (used) by financing activities                       69,682               45,418
                                                                                  ----------------     ----------------
     Net increase (decrease) in cash and due from banks                                     776               (3,469)
     Cash and due from banks at beginning of year                                        12,924               12,361
                                                                                  ----------------     ----------------
     Cash and due from banks at end of period                                       $    13,700           $    8,892
                                                                                  ================     ================

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                       $     7,473           $    7,244
     Cash paid during the period for income taxes                                           674                2,068
Supplementary disclosures of non-cash activities:
         Transfer of loans to other real estate owned                                        --                   42





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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:





                                                      THREE MONTHS ENDED             THREE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ------------------------------ -----------------------------
                                                             1999                           1998
                                                 ------------------------------ -----------------------------
                                                                        Per                            Per
                                                                       Share                          Share
                                                  Income     Shares   Amount     Income     Shares   Amount
                                                 -----------------------------  -----------------------------
                                                            (In thousands, except per share amounts)

              BASIC EPS
                 Net Income                       $1,643     10,828    $0.15     $1,262     10,715    $0.12
                                                                      ========                       =======

              EFFECT OF DILUTIVE SECURITIES
                  Stock Options                      --         302                  --        472
                                                 ---------------------          ---------------------

               DILUTED EPS
                                                 -----------------------------  -----------------------------
                  Net Income                      $1,643     11,130    $0.15     $1,262     11,187    $0.11
                                                 =============================  =============================






            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                                       SIX MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ------------------------------ -----------------------------
                                                             1999                           1998
                                                 ------------------------------ -----------------------------
                                                                        Per                            Per
                                                                       Share                          Share
                                                  Income     Shares   Amount     Income     Shares   Amount
                                                 -----------------------------  -----------------------------
                                                             (In thousands, except per share amounts)

                BASIC EPS
                   Net Income                     $2,970     10,803    $0.27     $2,451     10,693    $0.23
                                                                     ========                       ========

                EFFECT OF DILUTIVE SECURITIES
                  Stock Options                       --        321                  --        443
                                                 ---------------------          ---------------------

                DILUTED EPS
                                                 -----------------------------  -----------------------------
                  Net Income                      $2,970     11,124    $0.27     $2,451     11,136    $0.22
                                                 =============================  =============================


(3)  BUSINESS SEGMENTS

     Management Reporting

     The financial performance of the Company is managed and evaluated by business segment. The Company has two reportable segments, the Bank and Westfield. The segments are managed separately because each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts. The Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas nationwide. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for three limited partnerships, one invests primarily in technology stocks, another invests primarily in small capitalization equities and the third invests primarily in midcap equities.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliation of Reportable Segment Items

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 1999 and 1998.


                                                                         1999
                                         ----------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------
                                            BANK      WESTFIELD        OTHER       INTERSEGMENT      TOTAL
                                         ----------- -------------  -------------  -------------  -------------
                                                                   (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                    $  4,275      $    16       $     --       $    (16)      $  4,275
   Non-Interest Income                       2,170        2,477             --             --          4,647
                                         ----------- -------------  -------------  -------------  -------------
   Total Revenues                            6,445        2,493             --            (16)         8,922
Provision for Loan Losses                      186           --             --             --            186
Non-Interest Expense                         4,490        1,821             --             --          6,311
Income Taxes                                   507          275             --              _            782
                                         ----------- -------------  -------------  -------------  -------------
Segment Profit                            $  1,262      $   397             --       $    (16)      $  1,643
                                         =========== =============  =============  =============  =============
BALANCE SHEET DATA:
Total Segment Assets                      $524,764      $ 4,919       $  1,893       $ (3,243)      $528,333
                                         =========== =============  =============  =============  =============



                                                                         1998
                                         ----------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------
                                            BANK      WESTFIELD        OTHER       INTERSEGMENT      TOTAL
                                         ----------- -------------  -------------  -------------  -------------
                                                                  (in thousands)

INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                    $  3,456      $    7           $  4         $   (16)       $  3,451
   Non-Interest Income                       1,687       2,542             --              --           4,229
                                         ----------- -------------  -------------  -------------  -------------
   Total Revenues                            5,143       2,549              4             (16)          7,680
Provision for Loan Losses                      331          --             --              --             331
Non-Interest Expense                         3,679       1,769              4              --           5,452
Income Taxes                                   315         320             --              --             635
                                         ----------- -------------  -------------  -------------  -------------
Segment Profit                            $    818      $  460           $ --         $   (16)       $  1,262
                                         =========== =============  =============  =============  =============
BALANCE SHEET DATA:
Total Segment Assets                      $413,880      $4,291           $930         $(1,277)       $417,824
                                         =========== =============  =============  =============  =============





The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended June 30, 1999 and 1998.

                                         ----------------------------------------------------------------------
                                                               SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------
                                            BANK      WESTFIELD        OTHER       INTERSEGMENT      TOTAL
                                         ----------- -------------  -------------  -------------  -------------
                                                                    (in thousands)

INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                     $ 8,301     $   47         $   --          $   (47)      $  8,301
   Non-Interest Income                       4,222      4,985             --               --          9,207
                                         ----------- -------------  -------------  -------------  -------------
   Total Revenues                           12,523      5,032             --              (47)        17,508

Provision for Loan Losses                      424         --             --               --            424
Non-Interest Expense                         8,930      3,754             --               --         12,684
Income Taxes                                   907        523             --               --          1,430
                                         ----------- -------------  -------------  -------------  -------------
Segment Profit                             $ 2,262     $  755             --          $   (47)      $  2,970
                                         =========== =============  =============  =============  =============
BALANCE SHEET DATA:
Total Segment Assets                       $524,764    $4,919         $1,893          $(3,243)      $528,333
                                         =========== =============  =============  =============  =============

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         1998
                                         ----------------------------------------------------------------------
                                                               SIX MONTHS ENDED JUNE 30,
                                            BANK      WESTFIELD        OTHER       INTERSEGMENT      TOTAL
                                         ----------- -------------  -------------  -------------  -------------
                                                                    (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                   $    6,740  $        7     $        5      $     (31)     $    6,721

   Non-Interest Income                        3,102       5,272             --             --           8,374
                                         ----------- -------------  -------------  -------------  -------------
   Total Revenues                             9,842       5,279              5            (31)     $   15,095

Provision for Loan Losses                       615          --             --             --             615
Non-Interest Expense                          7,128       3,652              5             --          10,785
Income Taxes                                    578         666             --             --           1,244
                                         ----------- -------------  -------------  -------------  -------------
Segment Profit                           $    1,521  $      961     $       --      $     (31)     $    2,451
                                         =========== =============  =============  =============  =============
BALANCE SHEET DATA:
Total Segment Assets                     $  413,880  $    4,291     $      930      $  (1,277)      $ 417,824
                                         =========== =============  =============  =============  =============





 (4) RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement will not have a material effect on the Company's consolidated financial statements. In June, 1999 SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for SFAS 133 until all fiscal quarters of all fiscal years beginning after June 15, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1999



     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

     Boston Private Financial Holdings, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is the parent holding company of Boston Private Bank & Trust Company (the "Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). Effective April 22, 1998, the Company changed its name from Boston Private Bancorp, Inc. to Boston Private Financial Holdings, Inc.

     Westfield Capital Management Company, Inc. ("Westfield"), is a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients. Boston Private Investment Management, Inc., a subsidiary of the Company, is the holding company for Westfield.

     The Company conducts substantially all of its business through its wholly-owned operating subsidiaries, the Bank and Westfield. The Company's and the Bank's principal office is located at Ten Post Office Square, Boston, Massachusetts, and Westfield is located at One Financial Center, Boston, Massachusetts.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and personal loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas nationwide. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for three limited partnerships, one invests primarily in technology stocks, another invests primarily in small capitalization equities and a third, started in June 1998, invests primarily in midcap equities.

FINANCIAL CONDITION

     TOTAL ASSETS Total assets increased $71.1 million, or 15.6%, from $457.2 million at December 31, 1998 to $528.3 million at June 30, 1999. This increase is primarily due to continued loan growth funded by deposit balances and FHLB borrowings.

     INVESTMENTS Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) totaled $102.7 million, or 22.8% of total assets, at June 30, 1999, compared to $94.7 million, or 20.7% of total assets, at December 31, 1998. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, deposit balances and loan demand.

     The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 1999 and December 31, 1998:




                                                             AMORTIZED       UNREALIZED          MARKET
                                                               COST        GAINS     LOSSES       VALUE
                                                           ------------- ---------- ---------- -------------
                                                                         (IN THOUSANDS)
      AT JUNE 30, 1999
      U.S. Government and agencies                          $  24,893    $     --   $   (712)   $  24,181
      Municipal bonds                                          36,592          27       (385)      36,234
      Mortgage-backed securities                                6,833           5       (102)       6,736
                                                           ------------- ---------- ---------- -------------
         Total investments                                  $  68,318    $     32   $ (1,199)   $  67,151
                                                           ============= ========== ========== =============


      AT DECEMBER 31, 1998
      U.S. Government and agencies                          $  35,074    $     10   $    (34)   $  35,050
      Municipal bonds                                          18,922         132         (2)      19,052
      Mortgage-backed securities                               11,840          83        (14)      11,909
                                                           ------------- ---------- ---------- -------------
         Total investments                                  $  65,836     $   225   $    (50)   $  66,011
                                                           ============= ========== ========== =============

     LOANS Total loans increased $45.9 million, or 13.2%, during the first half of 1999 from $349.0 million, or 76.3% of total assets, at December 31, 1998, to $394.9 million, or 74.7% of total assets, at June 30, 1999. Both the commercial and residential mortgage loan portfolios experienced significant growth due to the strong local economy and low interest rate environment. Interest rates affect both the level of new loan originations and refinances or paydowns of existing loans. During the first half of 1999, interest rates were at fairly stable, low levels, and demand for new residential and commercial loans and refinances was strong. Commercial loans increased $11.6 million, or 7.5%, and residential mortgage loans increased $27.8 million, or 16.0%, during the first half of 1999 as a result of net new loan originations.

     RISK ELEMENTS Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $381,000, or 67.4%, during the first half of 1999 from $565,000, or 0.12% of total assets at December 31, 1998, to $946,000, or 0.18% of total assets at June 30, 1999. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At June 30, 1999, loans with an aggregate balance of $3.0 million, or 0.76% of total loans, were 30 to 89 days past due, a decrease of $317,000, or 9.6%, from $3.3 million, or 0.95% of total loans at December 31, 1998. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

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

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. The allowance is calculated based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgement and experience of management.

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

     The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:




                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                   --------------------------------------------------------------------
                                                         1999             1998              1999              1998
                                                   ---------------  ----------------  ----------------  ---------------
                                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)



Ending gross loans                                   $   394,852      $  314,162        $   394,852        $ 314,162
                                                   ===============  ================  ================  ===============

Allowance for loan losses, beginning of period       $    4,641       $    3,555        $     4,386        $   3,645
   Provision for loan losses                                186              331                424              615
   Charge-offs                                              (71)              --                (78)            (376)
   Recoveries                                                77               45                101               47
                                                   ---------------  ----------------  ----------------  ---------------
Allowance for loan losses, end of period             $    4,833       $    3,931        $     4,833        $   3,931
                                                   ===============  ================  ================  ===============

Allowance for loan losses to ending gross loans            1.22%            1.25%              1.22%            1.25%
                                                   ===============  ================  ================  ===============


     DEPOSITS AND BORROWINGS The Company experienced an increase in total deposits of $57.8 million, or 17.2%, during the first half of 1999, from $334.9 million, or 73.2% of total assets, at December 31, 1998, to $392.7 million, or 74.3% of total assets, at June 30, 1999. This increase was most pronounced in NOW and money market accounts.

     The following table shows the composition of the Company's deposits at June 30, 1999 and December 31, 1998:


                                                              JUNE 30,           DECEMBER 31,
                                                                1999                 1998
                                                                ----                 ----
                                                                     (IN THOUSANDS)

     Demand deposits                                         $   46,109          $   47,766
     NOW                                                         43,307              35,735
     Savings                                                      5,370               4,235
     Money market                                               212,253             164,626
     Certificates of deposit under $100,000                      26,018              29,874
     Certificates of deposit $100,000 or greater                 59,550              52,616
                                                           ---------------     ----------------
          Total                                               $ 392,607           $ 334,852
                                                           ===============     ================

     Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings and other short-term borrowings) increased $11.2 million, or 13.6%, during the first half of 1999. This increase was attributable to the use of additional FHLB borrowings to help fund asset growth, as well as to an increase in the level of repurchase agreements with cash management customers of the Bank. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the Company intends to replace a portion of its borrowings with core deposits.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 1999, cash, federal funds sold and securities available for sale amounted to $115.9 million, or 21.9% of total assets. This compares to $89.9 million, or 19.7% of total assets, at December 31, 1998.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $169 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit with several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 1999 Westfield had working capital of approximately $2.3 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

     CAPITAL RESOURCES Total stockholders' equity of the Company at June 30, 1999 was $35.1 million, as compared to $32.3 million at December 31, 1998. This increase was the result of the Company's net income for the period of $3.0 million, plus the exercise of stock options, less the change in accumulated other comprehensive income.

     The following table presents actual capital amounts and regulatory capital requirements as of June 30, 1999 and December 31, 1998:


                                                                                                  TO BE WELL CAPITALIZED
                                                                                                 UNDER PROMPT CORRECTIVE
                                            ACTUAL               FOR CAPITAL ADEQUACY PURPOSES       ACTION PROVISIONS
                                ------------------------------- ------------------------------- ----------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- --------------
  AS OF JUNE 30, 1999:
  -------------------

     Total risk-based capital
         Company                    $36,560           11.79%        $24,815        >   8.0%        $31,019        > 10.0%
         Bank                        32,120           10.48          24,526            8.0          30,658          10.0
     Tier I risk-based
         Company                     32,671           10.53          12,408            4.0          18,611           6.0
         Bank                        28,275            9.22          12,263            4.0          18,395           6.0
      Tier I leverage capital
         Company                     32,671            6.69          19,531            4.0          24,414           5.0
         Bank                        28,275            5.83          19,390            4.0          24,238           5.0

  AS OF DECEMBER 31, 1998:
  -----------------------

     Total risk-based capital
         Company                  $  32,185           11.77%      $  21,873        >   8.0%      $  27,341        > 10.0%
         Bank                        29,157           10.87          21,452            8.0          26,815          10.0
     Tier I risk-based
         Company                     28,755           10.52          10,936            4.0          16,405           6.0
         Bank                        25,792            9.62          10,726            4.0          16,089           6.0
      Tier I leverage capital
         Company                     28,755            6.57          17,509            4.0          21,886           5.0
         Bank                        25,792            5.96          17,318            4.0          21,647           5.0




YEAR 2000 READINESS DISCLOSURE

        Scope and Overview. In 1996, the Company formed a Year 2000 project team to identify information technology and non-information technology systems, procedures, and practices that require modification or replacement. The Year 2000 problem concerns the inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. Data processing for the Company's major operating systems (investment management, custody, loans and deposits) is conducted through third party vendors using on-site computer interfaces. Inventory and Year 2000 readiness assessment of all information technology and non-information technology systems and applications has been completed and all third party vendors who service the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have been accomplished primarily through the installation of updated or replacement hardware or programs developed by third parties. In addition the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed.

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

     The Company relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the progress of their Year 2000 efforts. The Company's Year 2000 project team has contacted all material service providers to discuss and assess their Year 2000 readiness. In addition, the Company is seeking verbal and written verification from its material third party service providers as to their Year 2000 readiness. The Company began Year 2000 testing with material third party service providers during the third quarter of 1998, and completed testing by June 30, 1999. This schedule continues to track in line with the Company's overall Year 2000 project plan.

        The Remediation phase, wherein non-compliant software and hardware are either modified or replaced, was substantially completed by December 31, 1998 for mission critical applications and by March 31, 1999 for non-mission critical applications. The Company has yet to identify any operating system which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. The Company completed User Acceptance Testing for mission critical information and non-information technology systems by June 30, 1999.

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

        Contingency Plans. The Company believes that, with modifications to existing systems and conversions to new systems, the Year 2000 problem will not pose significant operational problems for the Company's systems as so modified and converted. In the event that there is a Year 2000 disruption, the Company has developed contingency plans. However, there can be no assurance that these plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third party services where alternative arrangements are limited or unavailable.

        Expenses. Year 2000 Readiness Program expenses are absorbed within normal spending levels. The Company upgrades its hardware and associated software and invests in new information technology systems as part of its ongoing operations. Neither the upgrades, nor new investments made to date through June 30, 1999, have been accelerated due to the Year 2000 Readiness Program. Management currently estimates that out-of-pocket costs related to the Year 2000 Readiness Program will be less than $100,000. The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor loans to those borrower with the highest Year 2000 risk.

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

RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED JUNE 30, 1999

     NET INCOME. The Company recorded net income of $1.6 million, or $0.15 per diluted share, for the quarter ended June 30, 1999. This represents a 30.2% increase over the net income of $1.3 million, or $0.11 per diluted share, for the same period in 1998.

     NET INTEREST INCOME. For the quarter ended June 30, 1999, net interest income was $4.3 million, an increase of $824,000, or 23.9%, over the same period in 1998. This increase was primarily attributable to an increase of $90.5 million, or 23.9%, in the average balance of earning assets. The Company's net interest margin was relatively flat at 3.72% for the second quarter of 1999, compared to 3.71% for the same period last year.

     INTEREST INCOME. During the second quarter of 1999, interest income was $8.4 million, an increase of $1.2 million, or 17.0%, over the same period in 1998. Interest income on commercial loans increased 13.8% to $3.7 million for the quarter ended June 30, 1999, compared to $3.2 million for the same period in 1998. Interest income from residential mortgage loans increased 33.9% to $3.3 million compared to $2.5 million, and home equity and other loans increased 35.2% to $434,000 compared to $321,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume, partially offset by a decrease in yield. The average balance of commercial loans increased 25.5% while the average rate decreased 9.3%, or 87 basis points to 8.51% for the quarter ended June 30, 1999. The average balance of residential mortgage loans increased 36.1%, while the average rate decreased 1.6%, or 12 basis points to 6.97% for the same period, and the average balance of home equity and other loans increased 46.5%, while the average rate decreased 7.7%, or 64 basis points to 7.71%.

     Total investment income decreased $181,000, or 15.9%, to $957,000 for the quarter ended June 30, 1999, compared to $1.1 million for the same period in 1998. This decrease was primarily attributable to a reduction in the average yield on investments of 63 basis points, or 10.7%.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $392,000, or 10.6%, to $4.1 million for the quarter ended June 30, 1999, from $3.7 million for the same period during 1998. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $80.6 million, or 24.5% between the two periods, partially offset by a 10.8% decrease in the average cost of interest-bearing liabilities from 4.49% for the second quarter of 1998, to 4.00% for the second quarter of 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $186,000 for the quarter ended June 30, 1999, compared to $331,000 for the same period in 1998. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition Allowance for Loan Losses." Net recoveries were $6,000 during the second quarter of 1999, compared to net recoveries of $45,000 for the same period in 1998.

     FEES AND OTHER INCOME. Fees and other income increased $418,000, or 9.9%, to $4.6 million for the three month period ending June 30, 1999, compared to $4.2 million for the same period in 1998. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $392,000, or 9.8%, to $4.4 million for the second quarter of 1999 compared to $4.0 million for the same period in 1998. This increase is primarily due to a 8.8% increase in assets under management from $2.5 billion on June 30, 1998 to $2.8 billion on June 30, 1999.

     Deposit account service fees have increased $26,000, or 44.8%, to $84,000 for the second quarter of 1999 as a result of an increase in the number of deposit accounts and transactions. Gain on sale of loans has decreased $21,000 to $39,000 due to a lower volume of fixed rate loans sold in the secondary market. Other fee income increased $22,000 to $143,000 due to a higher level of non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for the second quarter of 1999 increased $859,000, or 15.8%, to $6.3 million compared to $5.5 million for the same period in 1998. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 26.4% increase in total assets, and a 13.2% increase in the number of employees from June 30, 1998 to June 30, 1999. In April, 1998, the Company opened a new banking office in Wellesley, Massachusetts.

     Salaries and benefits, the largest component of operating expense, increased $445,000, or 11.7%, to $4.2 million for the quarter ended June 30, 1999, from $3.8 million for the same period in 1998. This increase was primarily due to a 13.2% increase in the number of employees, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $73,000, or 13.6%, to $608,000 for the second quarter of 1999, from $535,000 for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's investments in technology, and the additional occupancy expenses related to the new banking office in Wellesley, Massachusetts that was opened in April 1998.

     Professional services include such expenses as outsourced data processing and custody fees, legal and consulting fees, and other fees paid to external service providers. These expenses increased $172,000, or 38.1%, as a result of legal and consulting expenses incurred for strategic projects, and increased service and volume related charges for data processing and custody.

     Marketing expenses increased $72,000, or 82.8%, to $159,000 for the second quarter of 1999 as a result of a higher volume of advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $2,000, or 1.3%, increase in business development expense as a result of an increase in the number of employees and new business activity.

     Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $104,000, or 30.1%, to $450,000, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $782,000 for the second quarter of 1999 as compared to $635,000 for the same period last year. The effective tax rate was 32.2% and 33.5% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during the first quarter of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

     NET INCOME. The Company recorded net income of $3.0 million, or $0.27 per diluted share, for the six months ended June 30, 1999. This represents a 21.2% increase over the net income of $2.5 million, or $0.22 per diluted share, for the same period in 1998. During the first half of 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000. Excluding the impact of this non-recurring charge, net income would have been $3.1 million, or $0.28 per diluted share, an increase of 26.3% over last year.

     NET INTEREST INCOME. For the six months ended June 30, 1999, net interest income was $8.3 million, an increase of $1.6 million, or 23.5%, over the same period in 1998. This increase was primarily attributable to an increase of $90.7 million, or 24.7%, in the average balance of earning assets. The Company's net interest margin declined 4 basis points, or 1.1% to 3.68% for the six months ended June 30, 1999, compared to 3.72% for the same period last year.

     INTEREST INCOME. During the first half of 1999, interest income was $16.3 million, an increase of $2.4 million, or 17.3%, over the same period in 1998. Interest income on commercial loans increased 14.2% to $7.2 million for the six months ended June 30, 1999, compared to $6.3 million for the same period in 1998. Interest income from residential mortgage loans increased 32.1% to $6.4 million compared to $4.8 million, and home equity and other loans increased 24.5% to $813,000 compared to $653,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume, partially offset by a decrease in yield. The average balance of commercial loans increased 25.5% while the average rate decreased 9.0%, or 85 basis points to 8.51% for the six months ended June 30, 1999. The average balance of residential mortgage loans increased 36.1%, while the average rate decreased 3.0%, or 21 basis points, to 6.94% for the same period, and the average balance of home equity and other loans increased 35.2%, while the average rate decreased 7.9%, or 66 basis points, to 7.64%.

     Total investment income decreased $192,000, or 8.9%, to $2.0 million for the six months ended June 30, 1999, compared to $2.2 million for the same period in 1998. This decrease was primarily attributable to a reduction in the average yield on investments.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $830,000, or 11.5%, to $8.0 million for the six months ended June 30, 1999, from $7.2 million for the same period during 1998. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $81.2 million, or 25.4%, between the two periods, partially offset by a 10.4% decrease in the average cost of interest-bearing liabilities to 4.03% for the first half of 1999, compared to 4.50% for the first half of 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $424,000 for the six months ended June 30, 1999, compared to $615,000 for the same period in 1998. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition Allowance for Loan Losses." Net recoveries were $23,000 during the first half of 1999, compared to $329,000 of net charge-offs for the same period in 1998.

     FEES AND OTHER INCOME. Fees and other income increased $833,000, or 9.9%, to $9.2 million for the six month period ending June 30, 1999, compared to $8.4 million for the same period in 1998. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $861,000, or 11.1%, to $8.6 million for the first half of 1999 compared to $7.7 million for the same period in 1998. This increase is primarily due to a 8.8% increase in assets under management from $2.5 billion on June 30, 1998 to $2.8 billion on June 30, 1999.

     Equity in earnings of partnerships has decreased $115,000, or 56.1%, due primarily to timing differences in the recognition of hedge fund performance fee income. Deposit account service fees have increased $44,000, or 40.4%, to $153,000 for the first half of 1999 as a result of an increase in the number of deposit accounts and transactions. Gain on sale of loans has decreased $16,000 to $83,000 due to a lower volume of fixed rate loans sold in the secondary market. Other fee income increased $69,000 to $246,000 due to a higher level of non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for the first half of 1999 increased $1.8 million, or 16.4%, to $12.6 million compared to $10.8 million for the same period in 1998. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 26.4% increase in total assets, and a 13.2% increase in the number of employees from June 30, 1998 to June 30, 1999. In April, 1998, the Company opened a new banking office in Wellesley, Massachusetts.

     Salaries and benefits, the largest component of operating expense, increased $876,000, or 11.5%, to $8.5 million for the six months ended June 30, 1999, compared to $7.6 million for the same period in 1998. This increase was primarily due to a 13.2% increase in the number of employees, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $174,000, or 17.0%, to $1.2 million for the first half of 1999, from $1.0 million for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's investments in technology, and the additional occupancy expenses related to the new banking office in Wellesley, Massachusetts that was opened in April 1998.

     Professional services include such expenses as outsourced data processing and custody fees, legal and consulting fees, and other fees paid to external service providers. These expenses increased $425,000, or 51.8% as a result of legal and consulting expenses incurred for strategic projects, and increased service and volume related charges for data processing and custody.

     Marketing expenses increased $120,000, or 66.3%, to $301,000 for the first half of 1999 as a result of a higher volume of advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $43,000, or 15.0% increase in business development expense as a result of an increase in the number of employees and new business activity.

     Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $155,000, or 22.3%, to $851,000, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $1.4 million for the first half of 1999 as compared to $1.2 million for the same period last year. The effective tax rate was 31.6% and 33.7% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during the first quarter of 1999.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 1998 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     The Bank has been involved in a dispute among various parties relating to a December 1994 transaction in which it served as bank of deposit for certain certificates stated to reflect debt obligations of a foreign bank. The matter was settled through mediation on June 29, 1999. In return for the plaintiff dropping all past and future claims related to the disputed transaction, the Bank agreed to contribute with other parties to the dispute to a settlement fund. The Bank's contribution to the fund was immaterial. All expenses related to this matter are fully reflected the Company's second quarter financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on April 23, 1999, stockholders of the Company approved the proposal to elect three (3) Class II Directors of the Company to serve until the 2002 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

                                     FOR              AGAINST          WITHHELD
                                     ---              -------          --------
Arthur J. Bauernfeind              7,288,064             --             60,539
C. Michael Hazard                  7,338,218             --             10,385
Peter C. Bennett                   7,343,618             --              4,985



     The term of office of each of Herbert S. Alexander, Lynn Thompson Hoffman, Charles O. Wood, III, Eugene S. Colangelo, Dr. Allen Sinai and Timothy L. Vaill as a director of the Company continued after the annual meeting.

ITEM 5.  OTHER INFORMATION

     The Company announced on July 22, 1999 that it will acquire RINET Company, Inc. ("RINET"), an integrated tax, financial and investment consulting firm located in Boston. At the closing of this transaction, which is anticipated to be accounted for as a pooling of interests, RINET's stockholders will receive newly issued shares of the Company's common stock valued at $6,000,000. As a result of the transaction, RINET will become an independent subsidiary of the Company and will continue to operate under its own name, with no changes to existing staff expected.

     Founded in 1975, RINET is primarily engaged in financial planning and asset allocation for very affluent individuals and families. RINET has approximately seventy-five (75) clients, had revenues of $2.8 million in 1998 and employs nineteen (19) people, four of whom are principals.

     As a result of the transaction, the Company will acquire such capabilities as tax planning and preparation, asset allocation, estate planning, charitable planning, business acquisition consulting, planning for employment benefit plans, 401(k) plan management, business valuation and liquidation strategies, business ownership strategies, alternative investment analysis and mutual fund investing.

     The consummation of this acquisition is subject to certain conditions including, among others, the obtaining of all necessary regulatory approvals and third party consents, the Company's satisfaction with its due diligence review of RINET and delivery of certain assurances that the transaction will be accounted for as a pooling of interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     Exhibit 27.1 Financial Data Schedule

     No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

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




                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)





August 12, 1999                                            /s/  Timothy L. Vaill
                                         ---------------------------------------
                                                                Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer



August 12, 1999                                           /s/  Walter M. Pressey
                                         ---------------------------------------
                                                               Walter M. Pressey
                                                    Executive Vice President and
                                                         Chief Financial Officer