Form 10-Q
period 1999-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 1999-11-10
CIK 821127

    As filed with the Securities and Exchange Commission on November 10, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of OCTOBER 31, 1999:

           Common Stock - Par Value $1.00           11,611,160 Shares
           ------------------------------           -----------------
                       (class)                         (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                            PAGE

              Cover Page                                                    1

              Index                                                         2



                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

             Consolidated Balance Sheets                                    3

             Consolidated Statements of Operations                          4

             Consolidated Statements of Changes in Stockholders' Equity     5

             Consolidated Statements of Cash Flows                          6

             Notes to Consolidated Financial Statements                   7 - 10

Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11 - 21

Item 3    Quantitative and Qualitative Disclosures about Market Risk       22



                       PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                22

Item 2    Changes in Securities and Use of Proceeds                        22

Item 3    Defaults upon Senior Securities                                  22

Item 4    Submission of Matters to a Vote of  Security Holders             22

Item 5    Other Information                                                22

Item 6    Exhibits and Reports on Form 8-K                                 22

          Signature Page                                                   23

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1999             1998
                                                                           --------         --------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                               $ 14,714         $ 12,924
     Federal funds sold                                                          --           11,000
     Investment securities available for sale (amortized cost of
       $71,295 and $53,996, respectively)                                    70,065           54,102
     Mortgage-backed securities available for sale (amortized cost of
       $6,096 and $11,840, respectively)                                      6,007           11,909
     Loans receivable:
       Commercial                                                           172,443          154,940
       Residential mortgage                                                 222,670          173,810
       Home equity                                                           24,759           19,866
       Other                                                                    288              335
                                                                           --------         --------
          Total loans                                                       420,160          348,951
    Less allowance for loan losses                                           (5,106)          (4,386)
                                                                           --------         --------
          Net loans                                                         415,054          344,565

     Stock in the Federal Home Loan Bank of Boston                            4,830            4,718
     Premises and equipment, net                                              3,770            3,627
     Excess of cost over net assets acquired, net                             3,086            3,424
     Management fees receivable                                               3,459            3,288
     Accrued interest receivable                                              2,992            2,405
     Other assets                                                             5,497            5,285
                                                                           --------         --------

          Total assets                                                     $529,474         $457,247
                                                                           ========         ========

LIABILITIES:
     Deposits                                                              $377,773         $334,852
     Federal funds purchased                                                  8,000               --
     Securities sold under agreements to repurchase                           8,385            6,241
     FHLB borrowings                                                         90,806           76,329
     Accrued interest payable                                                 1,251              651
     Other liabilities                                                        6,791            6,883
                                                                           --------         --------
          Total liabilities                                                 493,006          424,956
                                                                           --------         --------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
        authorized:  18,000,000 shares
       issued: 10,845,863 shares in 1999 and 10,747,744 shares in 1998       10,846           10,748
     Additional paid-in capital                                              13,060           12,680
     Retained earnings                                                       13,730            9,246
     Stock subscriptions receivable                                            (324)            (495)
     Accumulated other comprehensive income (loss)                             (844)             112
                                                                           --------         --------
          Total stockholders' equity                                         36,468           32,291
                                                                           --------         --------

       Total liabilities and stockholders' equity                          $529,474         $457,247
                                                                           ========         ========

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        ------------------------           -----------------------
                                                                         1999              1998             1999            1998
                                                                        ------            ------           -------         -------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Commercial loans                                                   $3,792            $3,350           $10,967         $ 9,634
     Residential mortgage loans                                          3,570             2,903             9,951           7,733
     Home equity and other loans                                           485               349             1,298           1,002
     Investment securities                                                 720               638             1,972           1,871
     Mortgage-backed securities                                             93               209               365             705
     FHLB stock dividends                                                   89                64               239             193
     Federal funds sold                                                    135                77               360             307
     Deposits in banks                                                      38                34               110             110
                                                                        ------            ------           -------         -------
         Total interest and dividend income                              8,922             7,624            25,262          21,555
                                                                        ------            ------           -------         -------
Interest expense:
     Savings and NOW                                                       102               110               364             321
     Money market                                                        1,872             1,550             5,038           4,073
     Certificates of deposit                                             1,154             1,123             3,341           3,259
     Federal funds purchased                                                45                44               108              91
     Securities sold under agreements to repurchase                        151                47               336             162
     FHLB borrowings                                                     1,113             1,096             3,290           3,255
     Other short-term borrowings                                            --                --                --              19
                                                                        ------            ------           -------         -------
         Total interest expense                                          4,437             3,970            12,477          11,180
                                                                        ------            ------           -------         -------
     Net interest income                                                 4,485             3,654            12,785          10,375
Provision for loan losses                                                  325               242               749             857
                                                                        ------            ------           -------         -------
     Net interest income after provision for loan losses                 4,160             3,412            12,036           9,518
                                                                        ------            ------           -------         -------
Fees and other income:
     Trust and investment management                                     4,392             3,510            13,071          11,444
     Deposit account service charges                                        64                64               216             172
     Gain (loss) on sale of loans                                           25                97               108             197
     Gain (loss) on sale of investment securities                            2                29                48              84
     Other                                                                 141               181               389             358
                                                                        ------            ------           -------         -------
         Total fees and other income                                     4,624             3,881            13,832          12,255
                                                                        ------            ------           -------         -------
Operating expense:
     Salaries and employee benefits                                      4,551             3,640            13,047          11,260
     Occupancy and equipment                                               693               535             1,888           1,556
     Professional services                                                 718               441             1,963           1,261
     Marketing                                                             125                88               427             269
     Business development                                                  110               122               439             408
     Amortization of intangibles                                            71                81               213             242
     Other                                                                 396               395             1,245           1,092
                                                                        ------            ------           -------         -------
         Total operating expense                                         6,664             5,302            19,222          16,088
                                                                        ------            ------           -------         -------
         Income before income taxes                                      2,120             1,991             6,646           5,685
     Income tax expense                                                    606               671             2,037           1,915
                                                                        ------            ------           -------         -------
         Income before cumulative effect of change in accounting         1,514             1,320             4,609           3,770
           principle
     Cumulative effect of change in accounting principle                    --                --               125              --
                                                                        ------            ------           -------         -------
         Net income                                                     $1,514            $1,320           $4,484          $3,770
                                                                        ======            ======           =======         =======

Per share data:
     Basic earnings per share
         Income before cumulative effect of change in accounting    $     0.14        $     0.12        $     0.42      $     0.35
           principle
         Cumulative effect of change in accounting principle                --                --             (0.01)             --
                                                                    ----------        ----------        ----------      ----------
         Net Income                                                 $     0.14        $     0.12        $     0.41      $     0.35
                                                                    ==========        ==========        ==========      ==========
     Diluted earnings per share
         Income before cumulative effect of change in accounting    $     0.14        $     0.12        $     0.41      $     0.34
           principle
         Cumulative effect of change in accounting principle                --                --             (0.01)             --
                                                                    ----------        ----------        ----------      ----------
         Net Income                                                 $     0.14        $     0.12        $     0.40      $     0.34
                                                                    ==========        ==========        ==========      ==========

     Average basic common shares outstanding                        10,846,144        10,741,991        10,817,364      10,709,272
                                                                    ==========        ==========        ==========      ==========
     Average diluted common shares outstanding                      11,154,304        11,125,513        11,135,923      11,129,874
                                                                    ==========        ==========        ==========      ==========

          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                           ACCUMULATED
                                                              ADDITIONAL                                      OTHER
                                                   COMMON       PAID-IN        RETAINED       STOCK       COMPREHENSIVE
                                                   STOCK        CAPITAL        EARNINGS   SUBSCRIPTIONS   INCOME (LOSS)      TOTAL
                                                  -------       -------        --------   -------------   -------------     -------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1997                      $10,641       $12,140        $ 3,800        $(669)          $  23         $25,935
  Net income                                           --            --          3,770           --              --           3,770
  Other comprehensive income:
  Change in unrealized gain
   (loss) on securities
   available for sale, net                             --            --             --           --             265             265
                                                                                                                            -------
  Total other comprehensive income                                                                                            4,035

  Stock options exercised                             103           504             --           --              --             607
   Proceeds from issuance of
  Stock subscription payments                          --            --             --          170              --             170
   S-Corporation dividends paid                        --            --            (60)          --              --             (60)
                                                  -------       -------        -------        -----           -----         -------
Balance at September 30, 1998                     $10,744       $12,644        $ 7,510        $(499)          $ 288         $30,687
                                                  =======       =======        =======        =====           =====         =======

Balance at December 31, 1998                      $10,748       $12,680        $ 9,246        $(495)          $ 112         $32,291
  Net income                                           --            --          4,484           --              --           4,484
  Other comprehensive income:
  Change in unrealized gain
   (loss) on securities
   available for sale, net                             --            --             --           --            (956)           (956)
                                                                                                                            -------
  Total other comprehensive income                                                                                            3,528
  Proceeds from issuance of
    40,769 shares of common stock                      41           280             --           --              --             321
  Stock options exercised                              57           100             --           --              --             157
  Stock subscription payments                          --            --             --          171              --             171
                                                  -------       -------        -------        -----           -----         -------
Balance at September 30, 1999                     $10,846       $13,060        $13,730        $(324)          $(844)        $36,468
                                                  =======       =======        =======        =====           =====         =======


          See accompanying notes to consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  1999                 1998
                                                                               ----------           ----------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                  $ 4,484            $ 3,770
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                             1,127              1,314
         Gain on sale of loans                                                      (108)              (197)
         Gain on sale of other real estate owned                                      --                 (4)
         Gain on sale of investment securities                                       (48)               (84)
         Provision for loan losses                                                   749                857
             Distributed (undistributed) earnings of partnership investments       1,732               (108)
         Loans originated for sale                                               (10,980)           (16,600)
         Proceeds from sale of loans                                              11,088             16,797
         (Increase) decrease in:
              Accrued interest receivable                                           (587)              (566)
              Investment management fees receivable                                 (171)              (354)
              Other assets                                                        (1,406)            (1,170)
         Increase (decrease) in:
              Accrued interest payable                                               600                278
              Other liabilities                                                      (92)               529
                                                                                 -------            -------
                  Net cash provided (used) by operating activities                 6,388              4,462
                                                                                 -------            -------

Cash flows from investing activities:
     Net decrease (increase) in federal funds sold                                11,000               (400)
     Investment securities available for sale:
         Purchases                                                               (55,980)           (54,389)
         Sales                                                                     6,402             37,654
         Maturities                                                               31,905             11,155
     Mortgage-backed securities available for sale:
         Sales                                                                     3,334                 --
         Principal payments                                                        2,366              5,034
     Net decrease (increase) in loans                                            (71,040)           (57,731)
     Purchase of FHLB stock                                                         (112)              (661)
        Recoveries on loans previously charged off                                   113                 --
     Proceeds from sales of other real estate owned                                   --                 38
     Capital expenditures                                                           (777)            (1,209)
                                                                                 -------            -------
                  Net cash provided (used) by investing activities               (72,789)           (60,509)
                                                                                 -------            -------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                          42,921             41,366
     Net increase (decrease) in repurchase agreements                              2,144             (1,746)
     Net increase (decrease) in federal funds purchased                            8,000             (4,755)
     FHLB advances:
         Proceeds                                                                 91,629             38,646
         Repayments                                                              (77,152)           (19,781)
     Net increase (decrease) in other short-term borrowings                           --               (837)
        S-corporation dividends paid                                                  --                (60)
     Proceeds from stock subscriptions receivable                                    171                170
     Proceeds from issuance of common stock                                          478                607
                                                                                 -------            -------
                  Net cash provided (used) by financing activities                68,191             53,610
                                                                                 -------            -------

     Net increase (decrease) in cash and due from banks                            1,790             (2,437)
     Cash and due from banks at beginning of year                                 12,924             12,361
                                                                                 -------            -------
     Cash and due from banks at end of period                                    $14,714            $ 9,924
                                                                                 =======            =======

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                    $11,877            $10,902
     Cash paid during the period for income taxes                                  1,059              3,346
Supplementary disclosures of non-cash activities:
         Transfer of loans to other real estate owned                                 --                 42
         Transfer of investments to available for sale                                --             17,865

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

     The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 1998 Annual Report on Form 10-K. Certain fiscal 1998 information has been reclassified to conform with the 1999 presentation.


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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                                THREE MONTHS ENDED          THREE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                             -------------------------   -----------------------
                                       1999                        1998
                             -------------------------   -----------------------
                                                 Per                       Per
                                                Share                     Share
                             Income   Shares    Amount   Income   Shares  Amount
                             -------------------------   -----------------------
                                   (In thousands, except per share amounts)
BASIC EPS
  Net Income                 $1,514   10,846     $0.14   $1,320   10,715   $0.12
                                                 =====                     =====

EFFECT OF DILUTIVE SECURITIES
  Stock Options                  --      308                 --      411
                             ------   ------             ------   ------

DILUTED EPS
                             ------   ------     -----   ------   ------   -----
  Net Income                 $1,514   11,154     $0.14   $1,320   11,126   $0.12
                             ======   ======     =====   ======   ======   =====

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 NINE MONTHS ENDED           NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                             -------------------------   -----------------------
                                       1999                        1998
                             -------------------------   -----------------------
                                                 Per                       Per
                                                Share                     Share
                             Income   Shares    Amount   Income   Shares  Amount
                             -------------------------   -----------------------
                                   (In thousands, except per share amounts)
BASIC EPS
  Net Income                 $4,484   10,817    $0.41    $3,770   10,709   $0.35
                                                =====                      =====

EFFECT OF DILUTIVE SECURITIES
  Stock Options                  --      319                 --      421
                             ---------------             ---------------

DILUTED EPS
                             ------   ------    -----    ------   ------   -----
  Net Income                 $4,484   11,136    $0.40    $3,770   11,130   $0.34
                             ======   ======    =====    ======   ======   =====


(3)  BUSINESS SEGMENTS

Management Reporting

     The financial performance of the Company is managed and evaluated by business segment. The Company has two reportable segments, the Bank and Westfield. The segments are managed separately because each business is a company with different clients, products, services, employees, systems, risks, and marketing strategies.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliation of Reportable Segment Items

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 1999 and 1998.

                                                    1999
                              --------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                BANK   WESTFIELD  OTHER   INTERSEGMENT   TOTAL
                              -------- ---------  -----   ------------  --------
                                              (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income        $  4,485   $   26    $ --     $   (26)    $  4,485
   Non-Interest Income           2,220    2,405      --          --        4,625
                              --------   ------    ----     -------     --------
    Total Revenues               6,705    2,431      --         (26)       9,110

Provision for Loan Losses          325       --      --          --          325
Non-Interest Expense             4,658    2,006      --          --        6,664
Income Taxes                       432      174      --                      606
                              --------   ------    ----     -------     --------
Segment Profit                $  1,290   $  251      --     $   (26)    $  1,514
                              --------   ------    ----     -------     --------

BALANCE SHEET DATA:
Total Segment Assets          $525,619   $5,792    $944     $(2,881)    $529,474
                              ========   ======    ====     =======     ========



                                                    1998
                              --------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                BANK   WESTFIELD  OTHER   INTERSEGMENT   TOTAL
                              -------- ---------  -----   ------------  --------
                                              (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income        $  3,654   $   18   $    3     $   (21)   $  3,654
   Non-Interest Income           1,819    2,062       --          --       3,881
                              --------   ------   ------     -------    --------
    Total Revenues               5,473    2,080        3         (21)      7,535

Provision for Loan Losses          242       --       --          --         242
Non-Interest Expense             3,742    1,557        3          --       5,302
Income Taxes                       457      214       --          --         671
                              --------   ------   ------    -------     --------
Segment Profit                $  1,032   $  309       --     $   (21)   $  1,320
                              --------   ------   ------    -------     --------

BALANCE SHEET DATA:
Total Segment Assets          $424,052   $4,728   $1,064     $(2,450)   $427,394
                              ========   ======   ======     =======    ========


The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended September 30, 1999 and 1998.

                                                    1999
                              --------------------------------------------------
                                        NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                BANK   WESTFIELD  OTHER   INTERSEGMENT   TOTAL
                              -------- ---------  -----   ------------  --------
                                              (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income        $ 12,785   $   73    $ --     $   (73)    $ 12,785
   Non-Interest Income           6,442    7,390      --          --       13,832
                              --------   ------    ----     -------     --------
    Total Revenues              19,227    7,463      --         (73)      26,617

Provision for Loan Losses          749       --      --          --          749
Non-Interest Expense            13,588    5,759      --          --       19,347
Income Taxes                     1,340      697      --          --        2,037
                              --------   ------    ----     -------     --------
Segment Profit                $  3,550   $1,007      --     $   (73)    $  4,484
                              --------   ------    ----     -------     --------

BALANCE SHEET DATA:
Total Segment Assets          $525,619   $5,792    $944     $(2,881)    $529,474
                              ========   ======    ====     =======     ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                    1998
                              --------------------------------------------------
                                       NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                BANK   WESTFIELD  OTHER   INTERSEGMENT   TOTAL
                              -------- ---------  -----   ------------  --------
                                              (in thousands)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income        $ 10,374   $   25   $    8    $   (33)    $ 10,374
   Non-Interest Income           4,921    7,334       --         --       12,255
                              --------   ------   ------    -------     --------
    Total Revenues              15,295    7,359        8        (33)    $ 22,629

Provision for Loan Losses          857       --       --         --          857
Non-Interest Expense            10,870    5,209        8         --       16,087
Income Taxes                     1,035      880       --         --        1,915
                              --------   ------   ------    -------     --------
Segment Profit                $  2,533   $1,270   $   --    $   (33)    $  3,770
                              --------   ------   ------    -------     --------

BALANCE SHEET DATA:
Total Segment Assets          $424,052   $4,728   $1,064     $(2,450)   $427,394
                              ========   ======   ======     =======    ========



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

(5) SUBSEQUENT EVENTS

     On October 15, 1999, the Company effected a merger with RINET Company, Inc. ("RINET"), an integrated tax, financial and investment consulting firm located in Boston. At the close, RINET's stockholders received 765,697 newly issued shares of the Company's common stock. The Company expects to recognize merger expenses of approximately $250,000 in the fourth quarter of 1999. This transaction has been accounted for as a pooling of interests, therefore the current and prior period results of operations of the Company will be restated to reflect the results of operations on a consolidated basis. RINET is an independent subsidiary of the Company and will continue to operate under its own name, with no changes to existing staff expected.

     Founded in 1975, RINET is primarily engaged in financial planning and asset allocation for very affluent individuals and families. RINET has approximately seventy-five (75) clients, had revenues of $2.8 million in 1998 and employs nineteen (19) people, four of whom are principals. As a result of the transaction, the Company has acquired such capabilities as tax planning and preparation, asset allocation, estate planning, charitable planning, business acquisition consulting, planning for employment benefit plans, 401(k) plan management, business valuation and liquidation strategies, business ownership strategies, alternative investment analysis and mutual fund investing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in loan defaults and charge-off rates, general economic conditions in the Company's markets, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

     Boston Private Financial Holdings, Inc. (the "Company") is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is the parent holding company of Boston Private Bank & Trust Company (the "Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"), Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, and RINET Company, a Massachusetts corporation engaged in providing financial planning and asset allocation for very affluent individuals and families. The Company conducts substantially all of its business through its wholly-owned operating subsidiaries, the Bank, Westfield, and RINET.

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

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas nationwide. Westfield specializes in growth equity portfolios with a particular focus on identifying and managing small and mid-cap equity positions. It also acts as the managing general partner for five limited partnerships, two invest primarily in technology stocks, two invest primarily in equities, and one invests primarily in small capitalization equities.

     On October 15, 1999, the Company effected a merger with RINET Company, Inc. ("RINET"), an integrated tax, financial and investment consulting firm located in Boston. RINET is primarily engaged in financial planning and asset allocation for very affluent individuals and families. As a result of the transaction, the Company has acquired such capabilities as tax planning and preparation, asset allocation, estate planning, charitable planning, business acquisition consulting, planning for employment benefit plans, 401(k) plan management, business valuation and liquidation strategies, business ownership strategies, alternative investment analysis and mutual fund investing.

     The Company's and the Bank's principal office is located at Ten Post Office Square, Boston, Massachusetts, Westfield is located at One Financial Center, Boston, Massachusetts, and RINET is located at 213 Union Wharf, Boston, Massachusetts.

FINANCIAL CONDITION

     TOTAL ASSETS Total assets increased $72.2 million, or 15.8%, from $457.2 million at December 31, 1998 to $529.5 million at September 30, 1999. This increase was primarily due to continued loan and investment growth funded by deposit balances and FHLB borrowings.

     INVESTMENTS Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the Federal Home Loan Bank of Boston) totaled $95.6 million, or 18.1% of total assets, at September 30, 1999, compared to $94.7 million, or 20.7% of total assets, at December 31, 1998. Management periodically evaluates investment alternatives to manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, deposit balances and loan demand.

     The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 1999 and December 31, 1998:


                                 AMORTIZED        UNREALIZED             MARKET
                                   COST        GAINS      LOSSES         VALUE
                                  -------      -----      -------        -------
                                                (IN THOUSANDS)
AT SEPTEMBER 30, 1999
U.S. Government and agencies      $33,215      $  3       $  (889)       $32,329
Municipal bonds                    38,080         9          (353)        37,736
Mortgage-backed securities          6,096         2           (91)         6,007
                                  -------      ----       -------        -------
Total investments                 $77,391      $ 14       $(1,333)       $76,072
                                  =======      ====       =======        =======


AT DECEMBER 31, 1998
U.S. Government and agencies      $35,074      $ 10       $   (34)       $35,050
Municipal bonds                    18,922       132            (2)        19,052
Mortgage-backed securities         11,840        83           (14)        11,909
                                  -------      ----       -------        -------
Total investments                 $65,836      $225       $   (50)       $66,011
                                  =======      ====       =======        =======


     LOANS Total loans increased $71.2 million, or 20.4%, during the first nine months of 1999 from $349.0 million, or 76.3% of total assets, at December 31, 1998, to $420.2 million, or 79.4% of total assets, at September 30, 1999. Both the commercial and residential mortgage loan portfolios experienced significant growth due to the demand for new loans and refinancings and the favorable interest rate environment. Interest rates affect both the level of new loan originations and refinances or paydowns of existing loans. During the first nine months of 1999, interest rates were at favorable levels, and demand for new residential and commercial loans and refinances was high. Commercial loans increased $17.5 million, or 11.3%, and residential mortgage and home equity loans increased $53.8 million, or 27.8%, during the first nine months of 1999.

     RISK ELEMENTS Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $1.2 million during the first nine months of 1999 from $565,000, or 0.12% of total assets at December 31, 1998, to $1.8 million, or 0.34% of total assets at September 30, 1999. The majority of this increase was due to two loans. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At September 30, 1999, loans with an aggregate balance of $2.1 million, or 0.50% of total loans, were 30 to 89 days past due, a decrease of $1.2 million, or 35.2%, from $3.3 million, or 0.95%, of total loans at December 31, 1998. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

     The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if management believes that full principal and interest due on the loan is collectible.

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

     While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------------------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                    (DOLLARS IN THOUSANDS)(DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning
  of period                           $  4,833   $  3,931   $  4,386   $  3,645
Provision for loan losses                  325        242        749        857
Charge-offs                                (64)        (3)      (142)      (379)
Recoveries                                  12         30        113         77
                                      --------   --------   --------   --------
Allowance for loan losses, end of
  period                              $  5,106   $  4,200   $  5,106   $  4,200
                                      ========   ========   ========   ========

Ending total loans                    $420,160   $333,957   $420,160   $333,957
                                      --------   --------   --------   --------

Allowance for loan losses to ending
  total loans                             1.22%      1.26%      1.22%      1.26%
                                      ========   ========   ========   ========

     DEPOSITS AND BORROWINGS The Company experienced an increase in total deposits of $42.9 million, or 12.8%, during the first nine months of 1999, from $334.9 million, or 73.2% of total assets, at December 31, 1998, to $377.8 million, or 71.3% of total assets, at September 30, 1999. This increase was most pronounced in money market accounts and certificates of deposit of $100,000 or greater.

     The following table shows the composition of the Company's deposits as of September 30, 1999 and December 31, 1998:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1999           1998
                                                      --------       --------
                                                           (IN THOUSANDS)

     Demand deposits                                  $ 47,034       $ 47,766
     NOW                                                35,694         35,735
     Savings                                             4,354          4,235
     Money market                                      193,696        164,626
     Certificates of deposit under $100,000             25,895         29,874
     Certificates of deposit $100,000 or greater        71,100         52,616
                                                      --------       --------
          Total                                       $377,773       $334,852
                                                      ========       ========

     Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings and other short-term borrowings) increased $24.6 million, or 29.8%, during the first nine months of 1999. This increase was attributable to the use of additional FHLB borrowings to help fund asset growth, as well as to an increase in the level of repurchase agreements with cash management customers of the Bank. The Company will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the Company intends to replace a portion of its borrowings with deposits.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 1999, cash, federal funds sold and securities available for sale amounted to $90.8 million, or 17.1% of total assets, compared to $89.9 million, or 19.7%, of total assets at December 31, 1998.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $195 million at the current time. In addition, the Bank maintains a line of credit at several correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At September 30, 1999 Westfield had working capital of approximately $2.5 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its common stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

     CAPITAL RESOURCES Total stockholders' equity of the Company at September 30, 1999 was $36.5 million, as compared to $32.3 million at December 31, 1998. This increase was the result of the Company's net income for the period of $4.5 million, plus the exercise of stock options, less the change in accumulated other comprehensive income.

     The following table presents actual capital amounts and regulatory capital requirements as of September 30, 1999 and December 31, 1998:

                                                                                                  TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL ADEQUACY        UNDER PROMPT CORRECTIVE
                                            ACTUAL                          PURPOSES                 ACTION PROVISIONS
                                ------------------------------- ------------------------------- ----------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- --------------

  AS OF SEPTEMBER 30, 1999:

     Total risk-based capital
         Company                    $38,256           11.91%        $25,706        >   8.0%       $32,1339        > 10.0%
         Bank                        34,596           10.88          25,439            8.0          31,799          10.0
     Tier I risk-based
         Company                     34,226           10.65%         12,853            4.0          19,280           6.0
         Bank                        30,607            9.63          12,719            4.0          19,079           6.0
      Tier I leverage capital
         Company                     34,226            6.68%         20,509            4.0          25,636           5.0
         Bank                        30,607            6.01          20,361            4.0          25,451           5.0

  AS OF DECEMBER 31, 1998:

     Total risk-based capital
         Company                    $32,185           11.77%        $21,873        >   8.0%        $27,341        > 10.0%
         Bank                        29,157           10.87          21,452            8.0          26,815          10.0
     Tier I risk-based
         Company                     28,755           10.52          10,936            4.0          16,405           6.0
         Bank                        25,792            9.62          10,726            4.0          16,089           6.0
      Tier I leverage capital
         Company                     28,755            6.57          17,509            4.0          21,886           5.0
         Bank                        25,792            5.96          17,318            4.0          21,647           5.0



YEAR 2000 READINESS DISCLOSURE

        Scope and Overview. In 1996, the Company formed a Year 2000 project team to identify information technology and non-information technology systems, procedures, and practices that require modification or replacement. The Year 2000 problem concerns the inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. Data processing for the Company's major operating systems (investment management, custody, loans and deposits) is conducted through third party vendors using on-site computer interfaces. Inventory and Year 2000 readiness assessment of all information technology and non-information technology systems and applications has been completed and critical third party vendors who service the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have been accomplished primarily through the installation of updated or replacement hardware or programs developed by third parties. In addition, the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed.

        State of Readiness. The Company's Year 2000 Readiness Program contains a number of discrete segments, including Awareness and Assessment, Project Planning, Remediation, User Acceptance Test Plans, Unit Testing, Commercial Business Assessment, Personal Business Assessment, Contingency Plans for Information Systems and Contingency Plans for Business Continuation. As of September 30, 1999 the Company has completed the work of assessing, project plan definition, testing of systems, remediation, writing and testing of contingency plans, reviewing test data of vendors and their contingency plans and assessing the capability of integrating vendor contingency plans with those of the Company. During the fourth quarter of 1999 the Company will continue to monitor its businesses and its business operations in order to anticipate and control risk associated with Year 2000 events. Management is also planning in detail for the operational activities necessary during the weekend of December 31, 1999 to January 3, 2000 and the time frame immediately following to monitor the impact of the date conversion on the Company's business activities.

        Remediation efforts, wherein non-compliant software and hardware are either modified or replaced, were substantially completed by December 31, 1998 for mission critical applications and by March 31, 1999 for non-mission critical applications. The Company has yet to identify any operating system which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. The Company completed User Acceptance Testing for mission critical information and non-information technology systems by June 30, 1999. The Company continues to monitor its systems to insure that non-compliant software and hardware are not inadvertently introduced into the Company.

        The Company has completed its the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues; however, monitoring of the remediation efforts of high risk customers will be ongoing. During the monitoring stage the Company is taking steps designed to reduce any increased potential credit risk as a result of borrowers' Year 2000 issues. Assessment of Year 2000 risk has been incorporated into the loan underwriting process. The Company is also evaluating investments made on behalf of investment management and trust clients and in the Company's own investment portfolio to determine risk stemming from problems securities issuers may have in resolving their Year 2000 issues. The Company has also completed and continues to monitor an evaluation and assessment of the state of readiness of the Company's funds providers and the capital markets and its impact on the Company's funding activities. The Company continues to make its customers aware of Year 2000 risks and the Company's steps to mitigate such risks through information mailed to customers, personal contact by client service officers, disclosure in its financial statements and communication through its web page.

        Risks of Year 2000 Issues. The Company's businesses are substantially dependent upon its data processing software and hardware systems, and on its ability to process information. If the Company failed to be Year 2000 compliant, as compared to its competitors or otherwise, there could be an adverse effect on the Company's business. In addition, because the Company is regulated by various regulatory agencies of state and federal banking authorities, failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions, which could have an adverse impact on the Company's business.

        Because the Company relies on third parties for software and other support, there are risks that the Company's operations could be disrupted by adverse developments affecting the operations of these third parties. Such risks include, among others, an inability to process and underwrite loan applications, to credit deposits and withdrawals from deposit accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. The Company continues to discuss these matters with, obtain written certification from, and test the systems of third party service providers as to Year 2000 compliance. However, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operation.

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

        Expenses. Year 2000 Readiness Program expenses are absorbed within normal spending levels. The Company upgrades its hardware and associated software and invests in new information technology systems as part of its ongoing operations. Neither the upgrades, nor new investments made to date through September 30, 1999, have been accelerated due to the Year 2000 Readiness Program. Management currently estimates that out-of-pocket costs related to the Year 2000 Readiness Program will be less than $200,000. Expenses incurred for the first nine months of 1999 were $108,000. The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor loans to those borrowers with the highest Year 2000 risk.

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

RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED SEPTEMBER 30, 1999

     NET INCOME. The Company recorded net income of $1.5 million, or $0.14 per diluted share, for the quarter ended September 30, 1999. This represents a 14.7% increase over the net income of $1.3 million, or $0.12 per diluted share, for the same period in 1998.

     NET INTEREST INCOME. For the quarter ended September 30, 1999, net interest income was $4.5 million, an increase of $831,000, or 22.7%, over the same period in 1998. This increase was primarily attributable to an increase of $91.1 million, or 22.7%, in the average balance of earning assets. The Company's net interest margin was relatively flat at 3.73% for the third quarter of 1999, compared to 3.70% for the same period last year.

     INTEREST INCOME. During the third quarter of 1999, interest income was $8.9 million, an increase of $1.3 million, or 17.0%, over the same period in 1998. Interest income on commercial loans increased 13.2% to $3.8 million for the quarter ended September 30, 1999, compared to $3.4 million for the same period in 1998. Interest income from residential mortgage loans increased 23.0% to $3.6 million compared to $2.9 million, and home equity and other loans increased 39.0% to $485,000 compared to $349,000, for the same periods, respectively. These increases were primarily due to an increase in loan volume, partially offset by a decrease in yield. The average balance of commercial loans increased 22.2% while the average rate decreased 7.4%, or 70 basis points, to 8.79% for the quarter ended September 30, 1999. The average balance of residential mortgage loans increased 26.8%, while the average rate decreased 3.0%, or 21 basis points, to 6.83% for the same period, and the average balance of home equity and other loans increased 42.4%, while the average rate decreased 2.1%, or 17 basis points, to 8.10%.

     Total investment income, consisting of interest and dividends on cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston, increased $53,000, or 5.2%, to $1.1 million for the quarter ended September 30, 1999, compared to $1.0 million for the same period in 1998. This increase was primarily attributable to a 10.6% increase in the average balance, partially offset by a reduction in the average yield on investments of 11 basis points, or 1.8%.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $467,000, or 11.8%, to $4.4 million for the quarter ended September 30, 1999, from $4.0 million for the same period during 1998. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $74.0 million, or 21.1%, between the two periods, partially offset by a 7.7% decrease in the average cost of interest-bearing liabilities from 4.56% for the third quarter of 1998, to 4.21% for the third quarter of 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $325,000 for the quarter ended September 30, 1999, compared to $242,000 for the same period in 1998. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition Allowance for Loan Losses." Net charge offs were $52,000 during the third quarter of 1999, compared to net recoveries of $27,000 for the same period in 1998.

     FEES AND OTHER INCOME. Fees and other income increased $743,000, or 19.1%, to $4.6 million for the three month period ending September 30, 1999, compared to $3.9 million for the same period in 1998. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $882,000, or 25.1%, to $4.4 million for the third quarter of 1999 compared to $3.5 million for the same period in 1998. This increase is primarily due to a 22.4% increase in assets under management from $2.2 billion on September 30, 1998 to $2.7 billion on September 30, 1999.

     Gain on sale of loans has decreased $72,000, or 74.2%, to $25,000 for the quarter ended September 30, 1999, compared to $97,000 for the same period in 1998 due to a lower volume of fixed rate loans sold in the secondary market. Other fee income decreased $40,000 to $141,000 due to the fact that an insurance recovery of $55,000 was recorded in the third quarter of 1998. Not including the effect of the insurance recovery, other fee income increased $15,000, or 11.1% for the third quarter of 1999 compared to $126,000 for the same period in 1998.

     OPERATING EXPENSE. Total operating expense for the third quarter of 1999 increased $1.4 million, or 25.7%, to $6.7 million compared to $5.3 million for the same period in 1998. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 23.9% increase in total assets, and an 8.0% increase in the number of employees from September 30, 1998 to September 30, 1999.

     Salaries and benefits, the largest component of operating expense, increased $911,000, or 25.0%, to $4.6 million for the quarter ended September 30, 1999, from $3.6 million for the same period in 1998. This increase was primarily due to an 8.0% increase in the number of employees and normal salary increases.

     Occupancy and equipment expense increased $158,000, or 29.5%, to $693,000 for the third quarter of 1999, from $535,000 for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's investments in technology.

     Professional services include such expenses as outsourced data processing and custody fees, legal and consulting fees, and other fees paid to external service providers. These expenses increased $277,000, or 62.8%, as a result of increased legal and consulting expenses, recruitment expenses, and service and volume related charges for data processing and custody. Of this increase, $82,000 was due to expenses incurred for the Year 2000 Readiness Program.

     Marketing expenses increased $37,000, or 42.0%, to $125,000 for the third quarter of 1999 as a result of a higher volume of advertising designed to increase the visibility of the Company and its products and services.

     Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have remained relatively flat compared to the same period last year.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $606,000 for the third quarter of 1999 as compared to $671,000 for the same period last year. The effective tax rate was 28.6% and 33.7% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during the first quarter of 1999, as well as a change in the mix of taxable and tax-exempt revenue in the third quarter of 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET INCOME. The Company recorded net income of $4.5 million, or $0.40 per diluted share, for the nine months ended September 30, 1999. This represents an 18.9% increase over the net income of $3.8 million, or $0.34 per diluted share, for the same period in 1998. During the first nine months of 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000. Excluding the impact of this non-recurring charge, net income would have been $4.6 million, or $0.41 per diluted share, an increase of 22.3% over last year.

     NET INTEREST INCOME. For the nine months ended September 30, 1999, net interest income was $12.8 million, an increase of $2.4 million, or 23.2%, over the same period in 1998. This increase was primarily attributable to an increase of $91.5 million, or 24.2%, in the average balance of earning assets. The Company's net interest margin declined 3 basis points, or 1.0%, to 3.69% for the nine months ended September 30, 1999, compared to 3.72% for the same period last year.

     INTEREST INCOME. During the first nine months of 1999, interest income was $25.3 million, an increase of $3.7 million, or 17.2%, over the same period in 1998. Interest income on commercial loans increased 13.8% to $11.0 million for the nine months ended September 30, 1999, compared to $9.6 million for the same period in 1998. Interest income from residential mortgage loans increased 28.7% to $10.0 million compared to $7.7 million, and home equity and other loans increased 29.5% to $1.3 million compared to $1.0 million, for the same periods, respectively. These increases were primarily due to an increase in loan volume, partially offset by a decrease in yield. The average balance of commercial loans increased 25.4% while the average rate decreased 8.5%, or 80 basis points, to 8.60% for the nine months ended September 30, 1999. The average balance of residential mortgage loans increased 32.6%, while the average rate decreased 3.0%, or 21 basis points, to 6.90% for the same period, and the average balance of home equity and other loans increased 37.7%, while the average rate decreased 6.0%, or 50 basis points, to 7.80%.

     Total investment income decreased $140,000, or 4.4%, to $3.0 million for the nine months ended September 30, 1999, compared to $3.2 million for the same period in 1998. This decrease was primarily attributable to a reduction in the average yield on investments, partially offset by an increase in average balance.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $1.3 million, or 11.6%, to $12.5 million for the nine months ended September 30, 1999, from $11.2 million for the same period during 1998. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $78.9 million, or 23.9%, between the two periods, partially offset by a 9.5% decrease in the average cost of interest-bearing liabilities to 4.10% for the first nine months of 1999, compared to 4.53% for the first nine months of 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $749,000 for the nine months ended September 30, 1999, compared to $857,000 for the same period in 1998. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition Allowance for Loan Losses." Net charge-offs were $29,000 during the first nine months of 1999, compared to $302,000 for the same period in 1998.

     FEES AND OTHER INCOME. Fees and other income increased $1.6 million, or 12.9%, to $13.8 million for the nine month period ending September 30, 1999, compared to $12.3 million for the same period in 1998. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $1.6 million, or 14.2%, to $13.1 million for the first nine months of 1999 compared to $11.4 million for the same period in 1998. This increase is primarily due to a 22.4% increase in assets under management from $2.2 billion on September 30, 1998 to $2.7 billion on September 30, 1999.

     Deposit account service fees have increased $44,000, or 25.6%, to $216,000 for the first nine months of 1999 as a result of an increase in the number of deposit accounts and transactions. Gain on sale of loans has decreased $89,000, or 45.2% to $108,000 due to a lower volume of fixed rate loans sold in the secondary market. Other fee income has increased $31,000, or 8.7% to $389,000 due to an increase in non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for the first nine months of 1999 increased $3.1 million, or 19.5%, to $19.2 million compared to $16.1 million for the same period in 1998. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 26.4% increase in total assets, and an 8.0% increase in the number of employees from September 30, 1998 to September 30, 1999. In April, 1998, the Company opened a new banking office in Wellesley, Massachusetts.

     Salaries and benefits, the largest component of operating expense, increased $1.8 million, or 15.9%, to $13.1 million for the nine months ended September 30, 1999, compared to $11.3 million for the same period in 1998. This increase was primarily due to an 8.0% increase in the number of employees, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $332,000, or 21.3%, to $1.9 million for the first nine months of 1999, from $1.6 million for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's investments in technology, and the additional occupancy expenses related to the new banking office in Wellesley, Massachusetts that was opened in April 1998.

     Professional services include such expenses as outsourced data processing and custody fees, legal and consulting fees, and other fees paid to external service providers. These expenses increased $702,000, or 55.7% as a result of increased legal and consulting expenses, recruitment expenses, and service and volume related charges for data processing and custody. Of this increase, $108,000 was due to expenses incurred for the Year 2000 Readiness Program.

     Marketing expenses increased $158,000, or 58.7%, to $427,000 for the first nine months of 1999 as a result of a higher volume of advertising designed to increase the visibility of the Company and its products and services. The Company also experienced a $31,000, or 7.6%, increase in business development expense as a result of an increase in the number of employees and new business activity.

     Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $153,000, or 14.0%, to $1.2 million, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $2.0 million for the first nine months of 1999 as compared to $1.9 million for the same period last year. The effective tax rate was 30.7% and 33.7% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during the first quarter of 1999.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 1998 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 27.1 Financial Data Schedule

(b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)





November 10 , 1999                                        /s/  Timothy L. Vaill
------------------                             ---------------------------------
                                                               Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer



November 10, 1999                                         /s/  Walter M. Pressey
-----------------                              ---------------------------------
                                                               Walter M. Pressey
                                                    Executive Vice President and
                                                         Chief Financial Officer