Form 10-K
period 1999-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2000-03-06
CIK 821127

      As filed with the Securities and Exchange Commission on March 6, 2000
================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

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

          Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
      None                                               NA

          Securities registered pursuant to Section 12 (g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on the Nasdaq National Market System on February 22, 2000 was $69,238,561.

            11,693,663 shares of the registrant's common stock were
                      outstanding on February 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.
================================================================================

                                TABLE OF CONTENTS

PART I

ITEM     1      BUSINESS                                                    3

ITEM     2      PROPERTIES                                                 16

ITEM     3      LEGAL PROCEEDINGS                                          16

ITEM     4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16



PART II

ITEM     5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                        17

ITEM     6      SELECTED FINANCIAL DATA                                    18


ITEM     7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                        19


ITEM     7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK  34


ITEM     8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                36


ITEM     9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                        64



PART III

The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM    14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K                                                64


                SIGNATURES                                                 66

                                     PART I

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," changes in loan defaults and charge-off rates, reduction in the value or amount of deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in assets under management and other sources of fee income, the impact of year 2000 issues on the Company, its clients and its vendors, and changes in assumptions used in making such forward-looking statements.

ITEM 1. BUSINESS

GENERAL

     Boston Private Financial Holdings, Inc. (the "Company"), organized on July 1, 1988, is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company (the "Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC").

     On October 15, 1999, the Company acquired RINET Company, Inc. ("RINET"), a Massachusetts corporation engaged in providing financial planning services to high net worth individuals, in exchange for 765,697 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company have been restated to reflect the results of operations, including RINET, on a consolidated basis.

     On October 31, 1997, the Company acquired Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company have been restated to reflect the results of operations, including Westfield, on a consolidated basis.

     The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank, Westfield and RINET. The Company's and the Bank's principal offices are located at Ten Post Office Square, Boston, Massachusetts, Westfield's principal office is located at One Financial Center, Boston, Massachusetts, and RINET's principal office is located at 213 Union Wharf, Boston, Massachusetts. The Bank also has a branch office located in Wellesley, Massachusetts, and has received regulatory approval to open a second branch office in the Back Bay area of Boston, Massachusetts.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. In December 1996, the Company received $3.4 million of additional equity capital from an offering of its common stock, all of which was subsequently invested in the Bank. In December 1998, the Company invested $1.0 million of additional capital in the Bank from the proceeds of an intra-company loan from Westfield. In 1999, the Company invested $2.0 million of additional capital in the Bank from the proceeds of dividends received from Westfield.

     Westfield is an investment management firm serving the investment needs of high net worth individuals and institutions with endowments, pensions and profit-sharing or 401(k) plans. The investment management team seeks out opportunities to purchase growth equities at a reasonable price by applying fundamental research techniques combined with an evaluation of screens of securities to identify prospective investments which have broad market opportunities, accelerating earnings growth, low financial leverage and sufficient cash flow. They often visit companies to interview management of prospective investments, seeking to find those situations where there is a diversity of current investment opinion and where fundamental research can identify company specific events that create a competitive edge. After making an investment, Westfield monitors performance against a systematic set of sell disciplines including: downside price limits, an alteration of the investment case, changes in relative price momentum, valuation relative to its peer group and attractiveness versus alternative investments. Westfield primarily manages individually invested accounts and also acts as manager for five limited partnerships, two invest primarily in technology stocks, two invest primarily in midcap equities, and another invests primarily in small capitalization equities.

     RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing.

     The Company's operating results depend primarily on the operating results of the Bank, Westfield and RINET. The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Bank and from providing investment management services and acting as manager for limited partnerships for clients at Westfield. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets and by investment performance of the Bank and Westfield. Fees earned as manager for limited partnerships are directly related to investment performance and, therefore, will be significantly affected by the investment performance of Westfield. The Bank also earns fees and other income from its lending and cash management services. The net income of the Bank depends primarily on its net interest income, which is the difference between interest income and interest expense or "cost of money", and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET earns income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

INVESTMENT MANAGEMENT AND TRUST ADMINISTRATION

     The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciary, the Bank also provides trust services to both individuals and institutions. Westfield, acting as the manager of five limited partnerships, also earns fees based on the performance of these limited partnerships. For the year ended December 31, 1999, the asset management business accounted for 83.6% of the Company's total fees and other income and 49.1% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 1999, the Company had approximately $3.7 billion in assets under management. Of this total, $3.6 billion was in investment advisory accounts, and $98.8 million was invested and administered under trust arrangements.

LENDING ACTIVITIES

     GENERAL. The Bank specializes in lending to individuals and small businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Bank to individuals include residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment and vacation properties, letters of credit and overdraft protection. Loans made by the Bank to businesses include commercial mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. Commercial loans over $500,000, with the exception of cash collateralized loans, are reviewed by the Credit Committee, and commercial loans over $2 million are reviewed by the Senior Loan Committee. Both committees consist of members of the Bank's management and lending staff. Commercial and residential mortgage loans that exceed 10% of the Bank's Tier I capital are reviewed by the Directors Loan Committee, which consists of four outside Directors of the Bank.

     At December 31, 1999, the Bank had loans outstanding of $450.4 million, which represented approximately 79.4% of the Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 1999, approximately 82.6% of the Bank's outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Sensitivity and Market Risk." At December 31, 1999, approximately 99.2% of the Bank's outstanding loans were secured, and approximately 84.1% were secured, in whole or in part, by real estate, and within the commercial loan portfolio, $122.0 million, or 64.0% of the portfolio was secured, in whole or in part by real estate.

     At December 31, 1999, the Bank's statutory lending limit to any single borrower was approximately $7.1 million, subject to certain exceptions provided under applicable law. At December 31, 1999, the Bank had no outstanding lending relationships in excess of the legal lending limit. The Bank also has a policy of extending only secured loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 1999, the aggregate principal amount of all loans to Directors and related entities (including unused commitments under lines of credit) was $4.7 million, or 13.7% of capital.

LOAN PORTFOLIO COMPOSITION AND MATURITY. The following table sets forth the loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.



                                                 DECEMBER 31,
              ------------------------------------------------------------------------------------
                    1999             1998              1997            1996             1995
              ---------------- ---------------- ---------------- ---------------- ----------------
               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
              -------- ------- -------- ------- -------- ------- -------- ------- -------- -------
                                         (DOLLARS IN THOUSANDS)

Commercial    $190,817  42.4%  $154,940  44.4%  $134,685  48.7%   $97,740  47.4%   $72,729  46.8%
Residential    234,185  52.0    173,810  49.8    124,865  45.1     96,578  46.9     74,447  48.0
mortgage
Home equity     25,039   5.5     19,866   5.7     16,969   6.1     11,481   5.6      7,783   5.0
Other              347    .1        335    .1        306    .1        308    .1        297    .2
              -------- ------- -------- ------- -------- ------- -------- ------- -------- -------
               450,388 100.0%   348,951 100.0%   276,825 100.0%   206,107 100.0%   155,256 100.0%
Allowance for
loan losses     (5,336)          (4,386)          (3,645)          (2,566)          (1,942)
              --------         --------         --------         --------         --------
Net loans     $445,052         $344,565         $273,180         $203,541         $153,314
              ========         ========         ========         ========         ========


     The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 1999. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                        RESIDENTIAL    HOME
                                            COMMERCIAL   MORTGAGE     EQUITY   OTHER     TOTAL
                                           -----------  -----------  --------  -----  -----------
                                                                    (IN THOUSANDS)
Amounts due:
   One year or less                          $ 67,531     $     --   $   679    $347     $ 68,557
   After one year through five years           96,603           50       665      --       97,318
Beyond five years                              26,683      234,135    23,695      --      284,513
                                           ------------------------------------------------------
      Total                                  $190,817     $234,185   $25,039    $347     $450,388
                                           ======================================================

Interest rate terms on amounts due after one year:

   Fixed                                     $ 54,744     $ 19,289   $    --    $ --     $ 74,033
   Adjustable                                  68,542      214,896    24,360      --      307,798
                                           ------------------------------------------------------
       Total                                 $123,286     $234,185   $24,360    $ --     $381,831
                                           ======================================================


     Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Bank will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. See
Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality."

     COMMERCIAL LOANS. Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

     At December 31, 1999, the Bank had outstanding commercial loans totaling $190.8 million, which represented 42.4% of total loans and 33.6% of total assets of the Company. Commercial loans, consisting primarily of loans to businesses, increased $35.9 million, or 23.2%, during the year ended December 31, 1999, compared to an increase of $20.3 million, or 15.0%, during the year ended December 31, 1998. The growth in 1999 and 1998 reflects both an increase in market demand and initiatives by the Bank to increase market share. Of the Bank's total commercial loan portfolio, $67.5 million or 35.4% is due within one year and $123.3 million or 64.6% is due after one year. Loans are typically priced on a fixed rate basis or at a margin over the Bank's base rate. Floating rate loans accounted for 68.9% of the Bank's commercial loan portfolio as of December 31, 1999. The average balance of the Bank's outstanding commercial loans was approximately $283,000 at year-end 1999.

     The Bank has an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines. The Bank also reviews a large percentage of outstanding commercial loans at least annually. Such credit reviews are first performed by the loan review function and, if necessary, are presented to the Credit Committee with further review in certain situations by the Directors Loan Committee. In addition, the Directors Loan Committee reviews loans on the Bank's internal "watch list" and classified loan report on a monthly basis. Each of these loans is required to have an action plan developed by the lending officer in charge of the credit.

     RESIDENTIAL MORTGAGE AND HOME EQUITY LOANS. At December 31, 1999, the Bank had outstanding residential mortgage loans and home equity loans of $234.2 million and $25.0 million, respectively, together representing 57.5% of the Bank's total loan portfolio. Residential mortgage loans and home equity loans increased $65.5 million, or 33.8%, during the year ended December 31, 1999, compared to an increase of $51.8 million, or 36.6%, during 1998. The increases in both 1999 and 1998 were primarily due to the relatively low level of adjustable mortgage loan interest rates, as well as an increase in the resources allocated by the Company to the residential mortgage area. While the Bank has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $252,700 at December 31, 1999. The average balance of the Bank's outstanding residential mortgage loans was approximately $329,000 at year-end 1999.

     In 1999, the Bank sold $22.6 million of residential mortgage loans compared to $23.7 million in 1998. Of the loans sold during 1999, $11.8 million were sold on a non-recourse basis without retaining servicing, and $10.8 were sold with servicing retained by the Bank. The Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells most fixed rate mortgage loans to outside investors. At December 31, 1999, $211.0 million, or 90.1%, of loans in the Bank's residential mortgage portfolio were ARM's.

     OTHER LOANS. Other loans consist of balances outstanding on credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 1999, aggregate outstanding balances on such loans were $347,000 compared to $335,000 at December 31, 1998. Other loans increased $12,000, or 3.6%, during the year ended December 31, 1999, compared to an increase of $29,000, or 9.5%, during 1998. The balance of other loans is primarily dependent on client demand.

ALLOWANCE FOR LOAN LOSSES. The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                            YEARS ENDED DECEMBER 31,

                                                         1999       1998        1997        1996        1995
                                                      --------    --------    --------    --------    --------
                                                                        (DOLLARS IN THOUSANDS)

Average loans outstanding ..........................  $396,645    $308,978    $224,670    $175,332    $131,928
                                                      ========    ========    ========    ========    ========

Allowance for loan losses, beginning of period .....    $4,386      $3,645      $2,566      $1,942      $1,232

Charged-off loans:
   Commercial ......................................       128         385          40           6          54
   Residential Mortgage ............................        --          --          --          52           3
   Home Equity .....................................        --          --          --           8          --
   Other ...........................................         7          --          --          --           4
                                                      --------    --------    --------    --------    --------
       Total charged-off loans .....................       135         385          40          66          61
                                                      --------    --------    --------    --------    --------

Recoveries on loans previously charged-off:
   Commercial ......................................        81         122         308          71         153
   Other ...........................................         5          --           1          --          --
                                                      --------    --------    --------    --------    --------
       Total recoveries ............................        86         122         309          71         153
                                                      --------    --------    --------    --------    --------
Net loans charged-off (recovered) ..................        49         263        (269)         (5)       (92)
Provision for loan losses ..........................       999       1,004         810         619         618
                                                      --------    --------    --------    --------    --------
Allowance for loan losses, end of period ...........    $5,336      $4,386      $3,645      $2,566      $1,942
                                                      ========    ========    ========    ========    ========

Net loans charged-off (recovered) to average loans .       .01%        .09%       (.12%)      (.01%)     (.07%)
Allowance for loan losses to ending gross loans ....      1.18%       1.26%       1.32%       1.25%      1.25%
Allowance for loan losses to non-performing loans ..    405.16%     776.28%     487.95%     262.91%    304.87%


     The allowance for loan losses is determined to a great extent on the judgement and experience of management, who utilize historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general", "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgement. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

The following table represents the allocation of the Bank's allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

                                                              DECEMBER 31,
                        ------------------------------------------------------------------------------------
                              1999             1998              1997            1996             1995
                        ---------------- ---------------- ---------------- ---------------- ----------------
                         AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                        -------- ------- -------- ------- -------- ------- -------- ------- -------- -------
                                              (DOLLARS IN THOUSANDS)
Loan category:
 Commercial              $4,556    42.4%  $3,763   44.4%   $3,143   48.7%   $2,296   47.4%   $1,686    46.8%
 Residential mortgage       585    52.0      429   49.8       312   45.1       241   46.9       237    48.0
 Home equity and other      195     5.6      194    5.8       190    6.2        29    5.7        19     5.2
                        -------- ------- -------- ------- -------- ------- -------- ------- -------- -------
                         $5,336   100.0%  $4,386  100.0%   $3,645  100.0%   $2,566  100.0%   $1,942   100.0%
                        ======== ======= ======== ======= ======== ======= ======== ======= ======== =======


         This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

INVESTMENT ACTIVITIES

     The investment activity of the Bank is an integral part of the overall asset/liability management of the Company. The Bank's investment policy is to establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieve a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities which are considered "investment grade" securities. In addition, the Bank has an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by the portfolio manager and by the Asset/Liability Management Committee. See Part II,
Item 8 "Financial Statements and Supplementary Data - Notes 5 and 6 to the Consolidated Financial Statements" for further information.

     The following table summarizes the book value of investments at the dates indicated:

                                                                   DECEMBER 31,
                                                       --------------------------------
                                                           1999      1998      1997
                                                         -------   --------  --------
                                                               (IN THOUSANDS)
Available for sale:
  U.S. Government and related obligations .............  $34,812    $35,050   $17,583
  Municipal bonds .....................................   38,793     19,052    19,193
  Mortgage-backed securities ..........................    5,510     11,909        --
                                                         -------   --------  --------
     Total available for sale .........................  $79,115    $66,011   $36,776
                                                         =======   ========  ========
Held to maturity:
  U.S. Government and related obligations .............   $  --     $  --     $ 4,654
  Municipal bonds .....................................      --        --       5,000
  Mortgage-backed securities ..........................      --        --      18,123
                                                         -------   --------  --------
     Total held to maturity ...........................   $  --     $  --     $27,777
                                                         =======   ========  ========


SOURCES OF FUNDS

     DEPOSITS. Deposits are the principal source of the Bank's funds for use in lending and for other general business purposes. At December 31, 1999, the Bank had a total of approximately 3,510 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $26,000; 640 savings accounts with an average account balance of approximately $6,000; and 3,360 money market accounts with an average account balance of approximately $71,000. Certificates of deposit of $100,000 or greater and certificates of deposit under $100,000 represented approximately 19.9% and 24.6% of total deposits at December 31, 1999 and 1998, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements" for further information.

     The following table sets forth the average balances and interest rates paid on the Bank's deposits:

                                                             YEAR ENDED
                                                         DECEMBER 31, 1999
                                                      ----------------------
                                                        AVERAGE     AVERAGE
                                                        BALANCE      RATE
                                                        -------     -------
                                                      (DOLLARS IN THOUSANDS)
Non interest-bearing deposits:
 Checking accounts ..................................   $ 44,687        --%
Interest-bearing deposits:
 Savings and NOW accounts ...........................     42,968      1.09
 Money market accounts ..............................    194,209      3.69
 Certificates of deposit under $100,000 .............     26,864      5.22
 Certificates of deposit of $100,000 or greater .....     63,979      4.97
                                                        --------
   Total ............................................   $372,707      3.28%
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

     Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

                                                    DECEMBER 31,
                                          --------------------------------
                                                   1999       1998
                                                 --------   --------
                                                    (IN THOUSANDS)
Less than 3 months remaining ..................   $39,791   $40,776
3 to 6 months remaining .......................     4,010     4,562
6 to 12 months remaining ......................    11,278     7,178
More than 12 months remaining .................     6,009       100
                                                 --------   --------
     Total ....................................   $61,088   $52,616
                                                 ========   ========


     BORROWINGS. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding, thereby increasing flexibility. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $195.3 million at December 31, 1999. At December 31, 1999, the Bank had $80.7 million in FHLB advances outstanding with a weighted average interest rate of 5.85%, compared to $76.3 million in FHLB advances outstanding with a weighted average interest rate of 5.74% at December 31, 1998. Of the advances outstanding at December 31, 1999, $8.0 million have variable rates that reprice at least annually to market rates. The Bank has the opportunity to repay variable rate advances on their respective anniversary dates. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 to the Consolidated Financial Statements" for further information.

     The Bank also obtains funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Bank. However, the Bank is subject to the risk that the lender of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank generally deals with large, established investment brokerage firms when entering into such transactions with institutional investors, and deals with established deposit customers of the Bank on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 1999, the total amount of outstanding repurchase agreements was $16.6 million with a weighted average interest rate of 4.22%, compared to $6.2 million with a weighted average interest rate of 4.16% at December 31, 1998. See Part II, Item 8 "Financial Statements and Supplementary Data - Note 12 to the Consolidated Financial Statements" for further information.

     From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank has negotiated federal fund lines of credit totaling $79.0 million with correspondent institutions to provide the Bank with immediate access to overnight borrowings. At December 31, 1999, the Bank did not have any borrowings outstanding under these federal funds lines. The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 1999, the Bank had $5.4 million of brokered deposits outstanding under these agreements. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

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

         In this competitive environment, the Bank may be unable to attract sufficient and high-quality loans in order to continue its loan growth, which may adversely affect the Bank's results of operations and financial condition, including the level of its non-performing assets. The Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Bank's current commercial borrowing customers may develop needs for credit facilities larger than it can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

     RINET competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with RINET's clients in related product areas. The Company believes that the ability of RINET to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price, and investment performance. There can be no assurance that RINET will be able to retain their existing clients, expand existing relationships, or add new clients.

EMPLOYEES

     At December 31, 1999, the Company had 170 full-time and 3 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company believes its employee relations are good.

REGULATION

     Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations, which are subject to changes that significantly affect the way in which such entities conduct business. Recently enacted legislation, as well as recent changes in regulatory policy, has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds and investment banks. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

THE FINANCIAL SERVICES MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Gramm-Leach-Bliley Act:

     o repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     o provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     o broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

     o provides an enhanced framework for protecting the privacy of consumer information;

     o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     o modifies the laws governing the implementation of the Community Reinvestment Act of 1977, as amended (the "CRA") (See "Community Reinvestment Act" below); and

     o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order to engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company's banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent CRA evaluation of each bank. See "Community Reinvestment Act" below. At this time, the Company has not determined whether it will become a financial holding company.

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

     Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank, including commercial real estate loans, commercial business loans and consumer loans. In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. Furthermore, the bank holding company rating system used by the Federal Reserve Board to analyze the adequacy of a bank holding company's management, operations, earnings and capital generally evaluates "primary capital" and "total capital," with the leverage ratios for "well capitalized" institutions being 5.5% and 6%, respectively. Finally, the Federal Reserve Board has also imposed certain capital requirements applicable to certain non-banking activities, including adjustments in connection with off-balance sheet items.

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

     FDIC INSURANCE PREMIUMS. Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. At December 31, 1999, the Bank was considered "well capitalized" with regard to these regulations.

     CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board, as described above.

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

     Further, the Gramm-Leach-Bliley Act includes a new section of the FDICIA governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules which are applicable to national banks.

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

COMMUNITY REINVESTMENT ACT

     The CRA was enacted to encourage every financial institution to help meet the credit needs of its entire community, including low-and-moderate-income neighborhoods, consistent with its safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA.

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

GOVERNMENT REGULATION OF OTHER ACTIVITIES

     Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield, RINET, and Boston Private Asset Management ("BPAM"), an investment management subsidiary of the Bank, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisors Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, RINET and BPAM are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield acts as adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"), shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. As an adviser or subadviser to a registered investment company, Westfield is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its client. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

     Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

     The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict either Westfield, RINET or BPAM from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

FEDERAL TAXATION

     The Company, the Bank, Westfield, and RINET are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, the Bank, Westfield, and RINET, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes.

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

STATE AND LOCAL TAXATION

     COMMONWEALTH OF MASSACHUSETTS. The Bank is subject to an annual Massachusetts excise tax. The tax rate applicable to financial institutions, including trust companies, was 10.50% during 1999 on net income apportioned to Massachusetts. The rate was 11.72% for 1996, 11.32% for 1997 and 10.91% for 1998. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, but not the credits as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of Massachusetts net income is modified to allow a deduction for 95% of dividends received from stock where the Bank owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Finally, affiliated financial institutions are not permitted to file a combined tax return in Massachusetts under the new legislation.

     Bank holding companies and certain non-bank subsidiaries are subject to the Massachusetts corporate excise tax on business corporations provided they were subject to such tax in taxable years before 1995. Under the corporate excise tax, a corporation is taxed on its net income apportioned to Massachusetts at the rate of 9.5% plus a tax of .26% on either its apportioned net worth or tangible property. These grandfathered corporations may elect to file a combined Massachusetts excise tax return through 1998. For taxable years beginning in 1999, these corporations were taxed as a financial institution and taxed at a rate of 10.5% on their net income apportioned to Massachusetts. Certain of the Bank's subsidiaries meeting certain definitional tests relating to investments are not subject to either the corporate excise tax or the tax on financial institutions, but instead are taxed on their gross income at the rate of 1.32%.

     The Bank and certain of its affiliates are subject to local property taxes. Massachusetts excise or local property taxes paid by the Bank or its affiliates are generally deductible for federal income tax purposes.

ITEM 2. PROPERTIES

     The Company and its subsidiaries conduct operations in leased premises. The Company's and the Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts with a branch office in Wellesley, Massachusetts. The Bank has also received regulatory approval to open a second branch office in the Back Bay area of Boston, Massachusetts. Westfield is located at One Financial Center, Boston, Massachusetts, and RINET is located at 213 Union Wharf, Boston, Massachusetts. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in the value or amount of assets under management and other sources of fee income, the impact of Year 2000 issues on the Company, its clients and its vendors, and changes in assumptions used in making such forward-looking statements.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "BPFH". At February 22, 2000 there were 11,693,663 shares of Common Stock outstanding, which were held by approximately 420 holders of record.

     The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:

                                                                 HIGH     LOW
                                                                ------   -----
FISCAL YEAR ENDED DECEMBER 31, 1999
Fourth Quarter ..........................................       $9.25   $7.63
Third Quarter ...........................................        8.94    7.44
Second Quarter ..........................................        7.75    6.63
First Quarter ...........................................        8.63    6.50

FISCAL YEAR ENDED DECEMBER 31, 1998
Fourth Quarter ..........................................      $ 9.25   $7.00
Third Quarter ...........................................       10.50    6.88
Second Quarter ..........................................       11.75    9.38
First Quarter ...........................................       10.38    8.00


DIVIDENDS

     The Company declared its first quarterly dividend in respect of its common stock on January 20, 2000 in the amount of $0.03 per share. The Company presently plans to pay cash dividends on its common stock on a quarterly basis based on the results of operations of the applicable quarters. However, declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions. The Bank, Westfield and RINET are the principal assets of the Company, and as such, provide the only source of payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. These restrictions on the ability of the Bank to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. There are no such comparable statutory restrictions on Westfield's or RINET's ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 15, 1999, the Company issued 765,697 shares of its common stock in a private placement exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Company issued these shares to the then shareholders of RINET in connection with the Company's acquisition of RINET.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table represents selected financial data for the five fiscal years ended December 31, 1999. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                                1999        1998        1997         1996        1995
                                                             ----------  ----------  ----------   ----------  ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AT DECEMBER 31:
Total balance sheet assets ...............................   $  567,373  $  457,815  $  369,543     $  294,424  $  245,926
Total loans ..............................................      450,388     348,951     276,825        206,107     155,256
Allowance for loan losses ................................        5,336       4,386       3,645          2,566       1,942
Investment securities ....................................       73,605      54,102      46,430         33,024      35,101
Mortgage-backed securities ...............................        5,510      11,909      18,123         25,289      32,052
Cash and cash equivalents ................................       11,190      23,949      13,578         15,702       9,918
Excess of cost over net assets acquired ..................        3,015       3,424       3,746          4,068       4,390
Deposits .................................................      420,535     334,852     258,301        209,302     178,885
Borrowed funds ...........................................       97,259      82,643      79,753         54,864      41,983
Stockholders' equity .....................................       39,145      32,613      26,292         26,140      19,224
Non-performing assets ....................................        1,317         565         832          1,061         882
Client assets under management ...........................   $3,660,000  $2,839,000  $2,410,000     $2,075,000  $1,683,000

FOR THE YEAR ENDED DECEMBER 31:
Interest and dividend income .............................      $34,942     $29,285     $22,728        $18,688     $15,949
Interest expense .........................................       17,407      15,137      11,334          9,377       8,451
                                                             ----------  ----------  ----------     ----------  ----------
Net interest income ......................................       17,535      14,148      11,394          9,311       7,498
Provision for loan losses ................................          999       1,004         810            619         618
                                                             ----------  ----------  ----------     ----------  ----------
Net interest income after provision for loan losses.......       16,536      13,144      10,584          8,692       6,880
Fees and other income ....................................       24,960      19,886      16,198         14,866      10,929
Operating expense ........................................       30,657      24,694      21,334         16,838      13,304
                                                             ----------  ----------  ----------     ----------  ----------
Income before income taxes ...............................       10,839       8,336       5,448          6,720       4,505
Income tax expense (benefit) .............................        3,643       2,865       1,922          1,227         103
                                                             ----------  ----------  ----------     ----------  ----------
Net income ...............................................   $    7,196  $    5,471  $    3,526(2)  $    5,493  $    4,402
                                                             ==========  ==========  ==========     ==========  ==========

PER SHARE DATA:
Basic earnings per share .................................        $0.62       $0.48       $0.31        $0.53       $0.44
Diluted earnings per share ...............................        $0.60       $0.46       $0.30(2)     $0.52       $0.43
Average common shares outstanding ........................   11,590,757  11,483,814  11,355,697   10,363,000   9,957,000
Average diluted shares outstanding .......................   11,910,444  11,888,357  11,725,697   10,646,000  10,160,000
Book value ...............................................        $3.37       $2.83       $2.44        $2.50       $2.03

SELECTED OPERATING RATIOS:
Return on average assets .................................         1.41%       1.34%       1.13%        2.14%       1.99%
Return on average equity .................................        20.05%      18.54%      13.39%       29.00%      27.05%
Interest rate spread (1) .................................         3.21%       3.20%       3.33%        3.24%       2.90%
Net interest margin (1) ..................................         3.76%       3.78%       3.99%        3.85%       3.52%
Total Fees and Other Income / Total Revenue (3) ..........        58.74%      58.43%      58.71%       61.49%      59.31%

ASSET QUALITY RATIOS:
Non-performing loans to total loans ......................         0.29%       0.16%       0.27%        0.47%       0.41%
Non-performing assets to total assets ....................         0.23%       0.12%       0.23%        0.36%       0.36%
Allowance for loan losses to total loans .................         1.18%       1.26%       1.32%        1.25%       1.25%
Allowance for loan losses to non-performing loans ........       405.16%     776.28%     487.95%      262.10%     304.87%
Loans charged-off to average loans .......................         0.03%       0.13%       0.02%        0.04%       0.05%

CAPITAL RATIOS:
Average equity to average assets .........................         7.05%       7.22%       8.46%        7.39%       7.35%
Tier I leverage capital ratio ............................         6.57%       6.54%       6.64%        7.90%       6.21%
Tier I risk-based capital ratio ..........................         9.59%      10.61%       9.94%       12.95%      11.38%
Total risk-based capital ratio ...........................        10.84%      11.87%      11.20%       14.20%      12.63%
-------------------------------------------------------------------------------------------------------------------------


(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(2) After deducting $1.2 million of non-recurring merger expenses, net income for the year ended December 31, 1997 was $4.7 million, or $0.40 per share, return on average assets was 1.52%, and return on average equity was 17.94%.

(3) Total revenue is defined as net interest income plus fees and other income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, their notes, and other statistical information included in this annual report. The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, fluctuations in the value or amount of assets under management and other sources of fee income, the impact of Year 2000 issues on the Company, its clients, and its vendors, and changes in assumptions used in making such forward-looking statements. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of financial institutions such as the Company.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 1999, cash, federal funds sold and securities available for sale amounted to $90.3 million, or 15.9% of total assets of the Company. This compares to $90.0 million, or 19.7% of total assets, at December 31, 1998.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $195.3 million at the current time. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 1999, Westfield had working capital of approximately $2.5 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     RINET's primary source of liquidity consists of financial planning fees which are collected on a quarterly basis. At December 31, 1999, RINET had working capital of approximately $300,000. Management believes that RINET has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its common stock and borrowings. The Company has executed a $7.5 million line of credit with a correspondent bank to provide short-term working capital to the Company and its subsidiaries, if necessary. As of December 31, 1999, there were no borrowings under this line of credit. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

CAPITAL RESOURCES

     Total stockholders' equity of the Company at December 31, 1999 was $39.1 million, compared to $32.6 million at December 31, 1998. This increase of $6.5 million was primarily the result of the Company's net income for 1999 of $7.2 million combined with common stock issued in connection with stock grants and proceeds from options exercised, less the change in the unrealized loss on investment securities available for sale.

     As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 1999, the Company's Tier I leverage capital ratio stood at 6.57%, compared to 6.54% at December 31, 1998. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 9.59% and a Total risk-based capital ratio of 10.84% at December 31, 1999. This compares to a Tier I risk-based capital ratio of 10.61% and a Total risk-based capital ratio of 11.87% at December 31, 1998. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 1999 and 1998. See Part I, Item 1, "Business - Regulation of the Company - Capital Requirements."

     The Bank is also subject to a number of regulatory capital measures. At December 31, 1999, the Bank's Tier I leverage capital ratio stood at 5.99%, as compared to 5.96% at December 31, 1998. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk-based capital ratio of 9.46% and a Total risk-based capital ratio of 10.72% at December 31, 1999. This compares to a Tier I risk-based capital ratio of 9.62% and a Total risk-based capital ratio of 10.87% at December 31, 1998. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank was considered to be "well capitalized" as of December 31, 1999 and 1998. See Part I, Item 1, "Business - Regulation of the Company - Capital Requirements."

FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $109.6 million, or 23.9%, to $567.4 million at December 31, 1999 from $457.8 at December 31, 1998. This increase was mainly attributed to an increase in residential and commercial loan balances and was primarily funded by an increase in deposits.

     INVESTMENTS. Total investments (consisting of federal funds sold, investment securities and mortgage-backed securities) were $79.1 million, or 13.9% of total assets, at December 31, 1999, compared to $77.0 million, or 16.8% of total assets, at December 31, 1998. This increase of $2.1 million, or 2.7%, was due to purchases of securities necessary to maintain the Company's liquidity ratios, and reinvestment of interest income within the investment portfolio. As of December 31, 1999, all investments are classified as available for sale. The investment portfolio carried a total of $1.9 million of net unrealized losses at December 31, 1999, compared to $175,000 in net unrealized gains at December 31, 1998.

     LOANS. Loans totaled $450.4 million, or 79.4% of total assets, at December 31, 1999, compared with $349.0 million, or 76.2% of total assets, at December 31, 1998. This increase of $101.4 million, or 29.1%, was due to a larger allocation of resources devoted to loan origination, as well as the combination of a healthy local economy and relatively low interest rates which helped fuel loan demand. During 1999, commercial loans increased $35.9 million, or 23.2%, to $190.8 million from $154.9 million at December 31, 1998; residential mortgage loans increased $60.4 million, or 34.8%, to $234.2 million from $173.8 million at December 31, 1998; and home equity and other loans increased $5.1 million, or 25.7%, to $25.3 million from $20.2 million at December 31, 1998.

     DEPOSITS. The Company experienced an increase of $85.6 million, or 25.6%, in deposits during 1999, from $334.9 million, or 73.1% of total assets, at December 31, 1998, to $420.5 million, or 74.1% of total assets, at December 31, 1999. The Company opened a new banking office in Wellesley, Massachusetts in April 1998, which contributed approximately $38.8 million of deposits as of December 31, 1999, compared to $11.5 million of deposits as of December 31, 1998.

     BORROWINGS. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, FHLB borrowings, and other short-term borrowings) increased $14.7 million, or 17.8%, during 1999 to $97.3 million from $82.6 million at December 31, 1998. The increase was mainly attributable to an increase in FHLB borrowings to help fund loan growth. Management takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower-cost core deposits.

ASSET QUALITY

The Company's non-performing assets include non-performing loans and OREO. Non-performing loans include both nonaccrual loans and loans past due 90 days or more but still accruing.

     The following table sets forth information regarding non-performing loans, other real estate owned, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

                                                                                 DECEMBER 31,
                                                                --------------------------------------------
                                                                  1999     1998     1997     1996      1995
                                                                --------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis ....................  $1,317    $565     $722   $  976      $443
Loans past due 90 days or more, but still accruing ...........      --      --       25       --       194
                                                                --------------------------------------------
Total non-performing loans ...................................   1,317     565      747      976       637
Other real estate owned ......................................      --      --       85       85       245
                                                                --------------------------------------------
Total non-performing assets ..................................  $1,317    $565     $832   $1,061      $882
                                                                ============================================

Delinquent loans 30-89 days past due .........................  $2,042  $3,307   $1,632   $3,066      $304

Non-performing loans as a % of total loans ...................    0.29%   0.16%    0.27%    0.47%     0.41%
Non-performing assets as a % of total assets .................    0.23%   0.12%    0.23%    0.37%     0.37%
Delinquent loans 30-89 days past due as a % of total loans ...    0.45%   0.95%    0.59%    1.49%     0.20%


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

     NON-PERFORMING ASSETS. At December 31, 1999, the Company had non-performing assets of $1.3 million, which were 0.23% of total assets, representing an increase of $752,000, or 133.1%, from $565,000 at December 31, 1998. As of December 31, 1999 and 1998, the Company's non-performing assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, "Financial Statements and Supplementary Data Notes 7 and 8 to the Consolidated Financial Statements" for further information on non-performing assets.

     DELINQUENCIES. At December 31, 1999, $2.0 million of loans were 30 to 89 days past due, a decrease of $1.3 million, or 38.3%, from the $3.3 million reported at December 31, 1998. Most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

     ADVERSELY CLASSIFIED LOANS. The Company's management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 1999, the Company had classified $2.1 million of loans as substandard or doubtful based on the rating system adopted by the Company.

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

     The following table sets forth average assets, liabilities, and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1999, 1998, and 1997.

                                                                       YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                  1999                           1998                           1997
                                      ------------------------------ ------------------------------ ------------------------------
                                                 INTEREST                       INTEREST                       INTEREST
                                       AVERAGE    EARNED/   AVERAGE   AVERAGE    EARNED/   AVERAGE   AVERAGE    EARNED/  AVERAGE
                                       BALANCE     PAID      RATE     BALANCE     PAID      RATE     BALANCE     PAID      RATE
                                      ---------- ---------- -------- ---------- --------- --------- ---------- --------- ---------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS

Earning assets:
 Interest bearing deposits in banks $  3,690  $   146       3.96%    $2,840     $140      4.93%     $3,441     $194      5.64%
 Federal funds sold                    9,812      476       4.85%     6,875      351      5.11%      4,132      220      5.32%
 Investments (1)                      73,809    4,256       5.77%    70,038    4,187      5.98%     62,356    3,746      6.01%
 Loans: (2)
   Commercial                        170,132   15,075       8.86%   140,296   13,083      9.33%     99,640    9,567      9.60%
   Residential mortgage              203,543   13,804       6.78%   151,684   10,665      7.03%    110,750    8,168      7.38%
   Home equity and other              22,970    1,835       7.99%    16,998    1,396      8.21%     14,280    1,179      8.26%
                                    --------  -------              --------  -------              --------  -------
     Total earning assets            483,956   35,592       7.35%   388,731   29,822      7.67%    294,599   23,074      7.83%
                                                            ----                         -----                          -----
Allowance for loan losses             (4,806)                        (3,901)                        (2,861)
Cash and due from banks               10,732                          7,226                          5,182
Other assets                          19,292                         16,947                         14,408
                                    --------                       --------                       --------
     Total assets                   $509,174                       $409,003                       $311,328
                                    ========                       ========                       ========

 LIABILITIES AND STOCKHOLDERS'
  EQUITY

 Interest bearing liabilities:
  Deposits:

       Savings and NOW              $ 42,968      467       1.09%  $ 32,647      414      1.27%  $  24,552      353      1.44%
       Money market                  194,209    7,165       3.69%   142,440    5,514      3.87%     99,660    3,776      3.79%
       Certificates of deposit        90,843    4,581       5.04%    80,299    4,379      5.45%     67,959    3,705      5.45%
  Borrowed funds                      92,600    5,194       5.61%    83,174    4,830      5.81%     59,532    3,500      5.88%
                                    --------  -------       ----   --------  -------      ----   ---------  -------
        Total interest bearing
         liabilities                 420,620   17,407       4.14%   338,560   15,137      4.47%    251,703   11,334      4.50%
                                              -------                        -------              --------  -------
  Non-interest bearing demand
   deposits                           44,687                         34,774                        28,042
 Payables and other liabilities        7,975                          6,155                         5,249
                                    --------                       --------                      --------
        Total liabilities            473,282                        379,489                       284,994
 Stockholders' equity                 35,892                         29,514                        26,334
                                    --------                       --------                      --------
          Total liabilities and
           stockholders' equity     $509,174                       $409,003                      $311,328
                                    ========                       ========                      ========
 Net interest income                          $18,185                        $14,685                        $11,740
                                              =======                        =======                        =======

 Interest rate spread                                       3.21%                         3.20%                          3.33%
 Net interest margin                                        3.76%                         3.78%                          3.99%


(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $650,000, $537,000, and $346,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

                                                          1999 VS. 1998                          1998 VS. 1997
                                                -----------------------------------    -----------------------------------
                                                          CHANGE DUE TO                          CHANGE DUE TO
                                                -----------------------------------    -----------------------------------
                                                   RATE       VOLUME       TOTAL         RATE       VOLUME       TOTAL
                                                ----------- -----------  ----------    ----------  ----------  -----------
                                                                             (IN THOUSANDS)
   INTEREST INCOME ON
      INTEREST-EARNING ASSETS:
      Interest-bearing deposits in banks          $  (34)     $   40        $    6        $ (22)     $  (32)      $  (54)
      Federal funds sold                             (18)        143           125           (9)        140          131
      Investments                                   (145)        101           (44)         (44)        294          250
      Loans:
        Commercial                                  (678)      2,670         1,992         (282)      3,798        3,516
        Residential mortgage                        (390)      3,529         3,139         (397)      2,894        2,497
        Home equity and other                        (39)        478           439           (6)        223          217
                                                  ------      ------        ------        -----      ------       ------
          Total interest income                   (1,304)      6,961         5,657         (760)      7,317        6,557
                                                  ------      ------        ------        -----      ------       ------

   INTEREST EXPENSE ON INTEREST-
      BEARING LIABILITIES:
      Deposits:
        Savings and NOW                              (79)        132            53          (31)         92           61
        Money market                                (228)      1,879         1,651           84       1,654        1,738
        Certificates of deposit                     (346)        548           202            1         673          674
      Borrowed funds                                (171)        535           364          (44)      1,374        1,330
                                                  ------      ------        ------        -----      ------       ------
          Total interest expense                    (824)      3,094         2,270           10       3,793        3,803
                                                  ------      ------        ------        -----      ------       ------
   NET INTEREST INCOME                            $ (480)     $3,867        $3,387        $(770)     $3,524       $2,754
                                                  ======      ======        ======        =====      ======       ======



COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET INCOME. The Company reported net income of $7.2 million, or $0.60 per diluted share, for the year ended December 31, 1999, an increase of 31.5% compared to net income for the year ended December 31, 1998 of $5.5 million, or $0.46 per diluted share. Not including non-recurring RINET acquisition expenses of $180,000, net of tax, and a one-time charge of $125,000 to reflect the cumulative effect of a change in accounting principle, the Company would have reported net income of $7.5 million, or $0.63 per diluted share, for the year ended December 31, 1999.

     NET INTEREST INCOME. For the year ended December 31, 1999, net interest income was $17.5 million, an increase of $3.4 million, or 23.9%, over the same period in 1998. This increase was primarily attributable to higher loan volumes. Average earning assets were $95.2 million, or 24.5% higher, and average interest-bearing liabilities were $82.1 million, or 24.2%, higher than the comparable period a year earlier. The net interest margin decreased 2 basis points, or 1.0%, from 3.78% in 1998 to 3.76% in 1999 due mainly to lower yields earned on the loan portfolio.

     INTEREST AND DIVIDEND INCOME. Total interest and dividend income was $34.9 million for 1999 compared to $29.3 million for 1998, an increase of $5.7 million, or 19.3%. Income on commercial loans was $15.1 million for 1999 compared to $13.1 million for 1998, an increase of $2.0 million, or 15.2%. Income from residential mortgage loans was $13.8 million compared to $10.7 million, an increase of $3.1 million, or 29.4%, and income from home equity and other loans was $1.8 million compared to $1.4 million, an increase of $439,000, or 31.4%, for the same periods, respectively. These increases in interest income are due to higher average balances, partially offset by lower yields. The average balances of commercial and residential mortgage loans during 1999 increased $29.8 million, or 21.3%, and $51.9 million, or 34.2%, respectively, compared to 1998. The average balance of home equity and other loans increased $6.0 million, or 35.1%. The yield on commercial loans decreased 47 basis points, or 5.0%, the yield on residential mortgage loans decreased 25 basis points, or 3.6%, and the yield on home equity loans decreased 22 basis points, or 2.7%, compared to the prior year.

     Interest and dividend income on cash and investments increased to $4.2 million during 1999 compared to $4.1 million during 1998. This increase in cash and investment income of $87,000, or 2.1%, was primarily attributable to a 9.5% increase in the average balance of interest-bearing cash and investments, partially offset by a 35 basis point, or 6.7% decrease in the yield earned.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $2.3 million, or 15.0%, to $17.4 million for 1999, from $15.1 million for 1998. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $82.1 million, or 24.2%, between the two periods. The overall cost of interest-bearing liabilities decreased 33 basis points, or 7.4%, compared to the prior year.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $1.0 million for both 1999 and 1998. Management evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses. The Company's ratio of loan loss allowance to total loans was 1.18% at December 31, 1999 and 1.26% at December 31, 1998.

     FEES AND OTHER INCOME. Total fees and other income increased $5.1 million, or 25.5% to $25.0 million for 1999, from $19.9 million for 1998. Investment management and trust fees increased $2.8 million, or 18.6%, primarily as the result of a 28.9% increase in the Company's assets under management from $2.8 billion as of December 31, 1998 to $3.7 billion as of December 31, 1999. Financial planning fees increased $338,000, or 12.5% due to increased services provided as well as annual fee increases. Westfield earned performance fees and partnership income of $2.9 million in 1999 on the limited partnerships it manages, compared to $732,000 in 1998.

     Deposit account service charges increased $43,000, or 18.1%, to $280,000 for 1999 as a result of an increase in the number of deposit accounts and transactions. Gain on sale of loans decreased $156,000, or 51.5%, due to the fact that fewer loans were sold in the secondary market as a result of lower demand for fixed rate loans. Other fee income increased $30,000, or 5.5%, to $574,000 for 1999 due to an increase in non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for 1999 was $30.5 million compared to $24.7 million for 1998, an increase of $5.8 million, or 23.6%. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion, non-recurring charges for RINET acquisition expenses, Year 2000 readiness expenses, and expanded image advertising. The Company has experienced a 23.9% increase in total assets, and an 8.7% increase in the number of employees from December 31, 1998 to December 31, 1999.

     Salaries and benefits, the largest component of operating expense, increased $3.2 million, or 18.2%, to $20.8 million for the year ended December 31, 1999, from $17.6 million for the corresponding period in 1998. This increase was primarily due to an 8.7% increase in the number of employees, salary increases, and increases in business driven variable compensation such as sales commissions and bonuses.

     Occupancy and equipment expense increased $660,000, or 28.1%, to $3.0 million for 1999, from $2.4 million in 1998. Of this increase $444,000, or 67.3% is primarily due to the Bank's expansion at its headquarters during 1999, and the opening of the Wellesley, Massachusetts banking office in April 1998. The remaining increase was mainly attributable to expenses related to the Company's continued investments in technology.

     Professional services, which include such expenses as legal and consulting fees, audit and compliance services and other fees paid to external service providers, increased $455,000, or 36.8% to $1.7 million for 1999. Of this increase, $141,000, or 31.0% is due to expenses incurred for the Year 2000 Readiness Program, and $100,000, or 22.0%, is due to expenses associated with establishing an ongoing tax saving strategy. The remaining increase is primarily due to legal and consulting expenses related to special projects during 1999.

     Marketing and business development expenses increased $562,000, or 57.1%, to $1.5 million for 1999. Of this increase, $456,000, or 81.1% is due to expanded image advertising designed to increase the visibility of the Company and its products and services. The remaining increase is a result of an increase in the number of employees and new business generating activities.

     Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $391,000, or 57.2% to $1.1 million for 1999. Of this increase, approximately $100,000, or 25.6%, is due to an increase in custody expense for client assets under management at the Bank. The remaining increase is a result of an increase in volume related charges for data processing and service charges related to new products offered to the Bank's clients.

     In 1999, the Company incurred acquisition expenses of $225,000 related to the pooling acquisition of RINET. There were no such expenses in 1998. Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $386,000, or 24.8%, to $1.9 million for 1999 as a result of the Company's continued growth and expansion.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $3.6 million in 1999 as compared to $2.9 million in 1998. The effective tax rate was 33.2% and 34.4% in 1999 and 1998, respectively. The decrease in the Company's effective tax rate is a result of a tax saving strategy implemented during 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET INCOME. The Company reported net income of $5.5 million, or $0.46 per diluted share, for the year ended December 31, 1998. For the year ended December 31, 1997 the Company's net income was $3.5 million, or $0.30 per diluted share after deducting $1.2 million of non-recurring acquisition expenses, net of tax. The $1.9 million, or 55.2% increase in reported net income is primarily the result of the effect on the Company's 1997 net income of the $1.2 million of non-recurring Westfield acquisition expenses and the tax-exempt, S-Corporation status of Westfield prior to the acquisition in 1997. Not including the non-recurring acquisition expenses, and had Westfield been fully taxable in 1997, the Company would have reported net income of $4.7 million, or $0.40 per diluted share, for the year ended December 31, 1997.

     NET INTEREST INCOME. For the year ended December 31, 1998, net interest income was $14.1 million, an increase of $2.8 million, or 24.2%, over the corresponding period in 1997. This increase was primarily attributable to higher loan volumes. Average earning assets were $94.1 million, or 32.0% higher, and average interest-bearing liabilities were $86.9 million, or 34.5%, higher than the comparable period a year earlier. The net interest margin decreased 21 basis points, or 5.3%, from 3.99% in 1997 to 3.78% in 1998 due mainly to lower yields earned on the loan portfolio.

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

     Interest and dividend income on cash and investments increased to $4.1 million during 1998 compared to $3.8 million during 1997. This increase in cash and investment income of $327,000, or 8.6%, was primarily attributable to a 14.1% increase in the average balance of interest-bearing cash and investments, partially offset by a decrease in the yield earned.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $3.8 million, or 33.6%, to $15.1 million for 1998, from $11.3 million for 1997. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $86.9 million, or 34.5%, between the two periods. The overall cost of interest-bearing liabilities decreased 3 basis points, or 0.7%, compared to the prior year.

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

     FEES AND OTHER INCOME. Total fees and other income were $19.9 million for 1998 compared to $16.2 million for 1997. Investment management and trust fees increased $2.0 million, or 14.8%, primarily as the result of a 17.8% increase in the Company's assets under management from $2.4 billion for 1997 to $2.8 billion for 1998. Financial planning fees increased $359,000, or 15.4% due to a combination of new clients, increased services to existing clients, and annual fee increases. In 1998, Westfield earned net performance fees of $732,000 on the limited partnerships it manages. In 1997, no such fees were earned.

     Deposit account service charges increased $12,000, or 5.3%, to $237,000 for 1998 as a result of an increase in the number of deposit accounts and transactions. Gain on sale of loans increased $208,000 due to the fact that more loans were sold in the secondary market as a result of strong demand for fixed rate loans. Other fee income increased $212,000, or 63.9% to $544,000 for 1998 due mainly to an increase in non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for 1998 was $24.7 million compared to $21.3 million for 1997, an increase of $3.4 million, or 15.8%, as compared to 1997. This increase in total operating expense was primarily the result of the Company's growth, continuing investments in technology and expansion of leased premises. The Company experienced a 23.9% increase in total assets, and an 18.8% increase in the number of employees from December 31, 1997 to December 31, 1998.

     Salaries and benefits, the largest component of operating expense, increased $3.7 million, or 26.9%, to $17.6 million for the year ended December 31, 1998, from $13.8 million for the corresponding period in 1997. This increase was primarily due to an 18.8% increase in the number of employees, salary increases, and increases in business driven variable compensation such as sales commissions and bonuses.

     Occupancy and equipment expense increased $464,000, or 24.6%, to $2.4 million for 1998, from $1.9 million in 1997. This increase is primarily due to the Bank's improvements at its headquarters during 1998, the opening of the Wellesley, Massachusetts banking office in April 1998, and expenses related to the Company's continued investments in technology.

     Professional services, which include such expenses as legal and consulting fees, audit and compliance services and other fees paid to external service providers, increased $359,000, or 41.0%, to $1.2 million for 1998. This increase is primarily due to the fact that in 1998, the Company outsourced internal audit and compliance functions which had previously been done internally. The Company also incurred a higher level of legal and consulting expenses related to special projects during 1998 than during 1997.

     Marketing and business development expenses increased $128,000, or 14.9%, to $985,000 for 1998. This increase is primarily due to expanded image advertising designed to increase the visibility of the Company and its products and services, as well as an increase in the number of employees and new business generating activities.

     Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $157,000, or 29.8%, to $684,000 for 1998. This increase is primarily due to an increase in custody expense for assets under management at the Bank and volume related charges for data processing and service charges related to new products offered to the Bank's clients.

     In 1997, the Company incurred merger expenses of $1.5 million related to the pooling acquisition of Westfield. There were no such expenses in 1998. Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses were relatively flat during 1998 as compared to 1997.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $2.9 million in 1998 as compared to $1.9 million in 1997. The effective tax rate was 34.4% and 35.3% in 1998 and 1997, respectively. The increase in tax expense is partially due to the fact that Westfield was a tax-exempt S-Corporation prior to the date of acquisition. If Westfield had been a fully taxable entity, the Company would have incurred approximately $186,000, or $0.02 per share, of additional income tax expense in 1997. Under these circumstances, the effective tax rate in 1997 would have been 38.7%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, "Accounting for Costs of a Start-Up Entity". SOP 98-5 requires organizational costs which were being amortized to be expensed as of the effective date of this statement, January 1, 1999, and accounted for as a cumulative effect of a change in accounting principle. On January 1, 1999, the Bank expensed $125, 000 of unamortized organizational costs, net of tax.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statements are effective for fiscal years beginning after June 15, 2000, and are not expected to have a material impact on the Company's consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8, "Financial Statements and Supplementary Data," have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

        STATE OF READINESS. The Company's Year 2000 Readiness Program contained a number of discrete segments, including Awareness and Assessment, Project Planning, Remediation, User Acceptance Test Plans, Unit Testing, Commercial, Personal, Contingency Plans for Information Systems and Contingency Plans for Business Continuation. Each segment of the Company's Year 2000 Readiness Program has been completed. Contingency Planning for all mission critical information technology systems (i.e. those vital to the successful continuation of core business activities) and for Business Continuation has been completed and will be updated periodically during 2000.

     The Company relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the effects of Year 2000 on these providers. The Company's Year 2000 project team has contacted all material service providers to discuss and assess their Year 2000 readiness. In addition, the Company sought verbal and written verification from its material third party service providers as to their Year 2000 readiness. The Company began Year 2000 testing with material third party service providers during the third quarter of 1998, and completed testing by June 30, 1999.

        The Remediation phase, wherein non-compliant software and hardware are either modified or replaced, was substantially completed by December 31, 1998 for mission critical applications and by March 31, 1999 for non-mission critical applications. The Company also completed User Acceptance Testing for mission critical information technology and non-information technology systems by June 30, 1999. Test Plans for non-critical applications were completed during the third quarter of 1999.

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

        CONTINGENCY PLANS. To date, the Company has not experienced any significant Year 2000 problems. The Company has developed contingency plans in the event of a Year 2000 problem, however there can be no assurance that these plans will fully mitigate any failures or problems. Furthermore, there may be certain mission critical third party services where alternative arrangements are limited or unavailable.

        EXPENSES. Year 2000 Readiness Program expenses are absorbed within normal spending levels. The Company upgrades its hardware and associated software and invests in new information technology systems as part of its ongoing operations. Neither the upgrades, nor new investments made to date through December 31, 1999, have been accelerated due to the Year 2000 Readiness Program. The out-of-pocket costs related to the Year 2000 Readiness Program were $141,000 for the year ended December 31, 1999. The Company's credit risk associated with borrowers may increase to the extent that borrowers fail to adequately address Year 2000 issues. As part of the Company's Year 2000 project, existing loans have been evaluated to identify and monitor those loans with the highest exposure to Year 2000 risk.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS

Competition in the local banking industry coupled with our relatively small size may limit the ability of the Bank to attract and retain banking customers. The Bank faces competition from the following:

     o other banking institutions (including larger Boston and suburban commercial banking organizations);
     o   savings banks;
     o   credit unions;
     o   other financial institutions; and
     o non-bank financial service companies serving eastern Massachusetts and adjoining areas.

     In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided.

     Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract customers. In addition, some of the Bank's current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate.

     If the Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted. In as much as the Bank is our sole banking subsidiary, its financial performance is very significant to our overall results of operations and financial condition. Also see Part I, Item 1, "Business--Competition" for further information.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN INVESTMENT MANAGEMENT CLIENTS AT CURRENT LEVELS

     Due to the intense local competition and our relatively short history and limited record of performance in the investment management business, the Bank and our investment management subsidiaries, Westfield and RINET, may not be able to attract and retain investment management clients at current levels.

     In the investment management industry, we compete primarily with the following:

     o        commercial banks and trust companies;
     o        mutual fund companies;
     o        investment advisory firms;
     o        stock brokerage firms;
     o        law firms; and
     o        other financial services companies.

     Competition is especially keen in our geographic market area, because there are numerous well-established and successful investment management firms in Boston. Many of our competitors have greater resources than we have.

     Our ability to successfully attract and retain investment management clients is dependent upon the ability of each to compete with its competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results from operations and financial position may be negatively impacted.

     In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature. Approximately 47% of our revenues are derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

     Moreover, Westfield receives performance-based fees resulting from its status as general partner or investment manager of three limited partnership investment funds. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. Westfield is our major investment management subsidiary, and its financial performance is a significant factor in our overall results of operations and financial condition. Also see Part I, Item 1, "Business--Competition" for further information.

DEFAULTS IN THE REPAYMENT OF LOANS MAY NEGATIVELY IMPACT OUR BUSINESS

     Defaults in the repayment of loans by the Bank's customers may negatively impact its business. A borrower's default on its obligations under one or more of the Bank's loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

     In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to write-off the loan in whole or in part. In such situations, the Bank may acquire any real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

     The Bank's management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the value of the underlying collateral and the level of its non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Bank will incur additional expenses.

     In addition, bank regulatory agencies periodically review the Bank's allowance for loan losses and the values it attributes to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the Bank to adjust its determination of the value for these items. These adjustments could negatively impact the Bank's results of operations or financial position.

A DOWNTURN IN THE LOCAL ECONOMY OR REAL ESTATE MARKET COULD NEGATIVELY IMPACT OUR BANKING BUSINESS

     A downturn in the local economy or real estate market could negatively impact our banking business. Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the ability of the Bank's customers to repay their loans is impacted by the economic conditions in these areas. The Bank's commercial loans are generally concentrated in the following customer groups:

     o     real estate developers and investors;
     o     financial service providers;
     o     technology companies;
     o     manufacturing and communications companies;
     o     professional service providers;
     o     general commercial and industrial companies; and
     o     individuals.

     The Bank's commercial loans, with limited exceptions, are secured by either real estate (usually, income producing residential and commercial properties), marketable securities or corporate assets (usually, accounts receivable, equipment or inventory). Substantially all of the Bank's residential mortgage and home equity loans are secured by residential property in eastern Massachusetts. As a result, conditions in the real estate market specifically, and the Massachusetts economy generally, can materially impact the ability of the Bank's borrowers to repay their loans and affect the value of the collateral securing these loans.

FLUCTUATIONS IN INTEREST RATES MAY NEGATIVELY IMPACT OUR BANKING BUSINESS

     Fluctuations in interest rates may negatively impact the business of the Bank. The Bank's main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). The Bank's net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce the Bank's net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, we cannot assure you that a decrease in interest rates will not negatively impact the Bank's results from operations or financial position.

     An increase in interest rates could also have a negative impact on the Bank's results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Bank's allowance for loan losses.

OUR COST OF FUNDS FOR BANKING OPERATIONS MAY INCREASE AS A RESULT OF GENERAL ECONOMIC CONDITIONS, INTEREST RATES AND COMPETITIVE PRESSURES

     Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

OUR INVESTMENT MANAGEMENT BUSINESS MAY BE NEGATIVELY IMPACTED BY CHANGES IN ECONOMIC AND MARKET CONDITIONS

     Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets.

     The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

     In addition, Westfield's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

OUR INVESTMENT MANAGEMENT BUSINESS IS HIGHLY REGULATED

     Our investment management business is highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of such subsidiary's registration as an investment adviser.

     Specifically, three of our subsidiaries, including Westfield and RINET are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a sub-adviser to a mutual fund which is registered under the 1940 Act and is subject to that act's provisions and regulations.

     We are also subject to the provisions and regulations of ERISA to the extent we act as a "fiduciary" under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client of ours, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

     In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no later than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days' notice.

     Boston Private Financial Holdings itself does not manage investments for clients, does not provide any investment management services and, therefore, is not a registered investment adviser. The Bank is exempt from the regulatory requirements of the Investment Advisors Act, but is subject to extensive regulation by the FDIC and the Commissioner of Banks of The Commonwealth of Massachusetts.

OUR BANKING BUSINESS IS HIGHLY REGULATED

     Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. Boston Private Financial Holdings is subject to the BHCA, and to regulation and supervision by the Federal Reserve Board. The Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC.

     Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which Boston Private Financial Holdings and the Bank may conduct business and obtain financing.

     Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates the Bank must offer to attract deposits and the interest rates it must charge on its loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including the Bank.

TO THE EXTENT THAT WE ACQUIRE OTHER COMPANIES IN THE FUTURE, OUR BUSINESS MAY BE NEGATIVELY IMPACTED BY CERTAIN RISKS INHERENT WITH SUCH ACQUISITIONS

     Although we do not have an aggressive acquisition strategy, we have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

     These risks include the following:

     o the risk that the acquired business will not perform in accordance with management's expectations;

     o the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our banking or investment management businesses;

     o the risk that management will divert its attention from other aspects of our business;

     o   the risk that we may lose key employees of the acquired business; and

     o the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY NEGATIVELY AFFECT THE MARKET VALUE OF OUR COMMON STOCK AND COULD IMPACT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY FINANCING

     On February 4, 2000, the Commission declared a registration statement on Form S-3 effective, pursuant to which 3,094,589 shares of common stock of the Company were registered to enable the holders to publicly sell shares which would otherwise be ineligible for sale in the public market. The registration of these shares discharged our obligations under the terms of registration rights agreements with the former stockholders of Westfield and RINET. The sale of substantial number of shares of common stock into the public market, or the availability of these shares for future sale, could adversely affect the market price for our common stock and could impair our ability to obtain additional capital in the future through an offering of equity securities should we desire to do so.

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

     Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by Westfield as manager of limited partnerships are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets.

     The principal objective of the Bank's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's actions in this regard are taken under the guidance of its Asset/Liability Committee ("ALCO"), which is comprised of members of senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank evaluates hedging techniques to reduce interest rate risk where possible.

     The ALCO uses both interest rate "gap" sensitivity and simulation analysis to measure inherent risk in the bank's balance sheet at a specific point in time. The simulations look forward at one and two year increments with instantaneous and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committee reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 1999, net interest income simulation and fair market value simulation indicated that the Bank's exposure to changing interest rates was within the established tolerance levels. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income over a twelve month period:

                                                    TWELVE MONTHS BEGINNING 1/1/00
                                                  -----------------------------------
                                                      DOLLAR             PERCENT
                                                      CHANGE              CHANGE
                                                  ----------------    ---------------
                                                        (DOLLARS IN THOUSANDS)
         Up 200 basis point shock ............     $    (255)            (1.25%)
         Down 200 basis point shock...........            37              0.18%

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

     The Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed the Bank to undue interest rate risk. However, the Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch its assets and liabilities to a controlled degree when it considers it both appropriate and prudent to do so. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Bank's gap position at each of these maturity points, and also tends to focus closely on the gap at the one year point in making funding decisions, such as with respect to the Bank's adjustable rate mortgage loan portfolio. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

     The repricing schedule for the Bank's interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The model also includes senior management projections for activity levels in product lines offered by the Bank. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999:

                                                        OVER THREE
                                            WITHIN        TO SIX        OVER SIX       OVER ONE
                                            THREE         MONTHS       TO TWELVE       YEAR TO       OVER FIVE
                                            MONTHS                       MONTHS       FIVE YEARS       YEARS          TOTAL
                                         -------------  ------------  -------------  -------------  -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Interest earning assets(1):
   Cash and due from banks                $  1,817      $      --      $      --      $      --      $      --      $  1,817
   Federal funds sold                           --             --             --             --             --            --
   Investment securities                     1,406          8,097         10,849         30,634         22,619        73,605
   Mortgage-backed securities                  402          3,726            351          1,030              1         5,510
   FHLB stock                                4,830             --             --             --             --         4,830
   Loans-fixed rate                          2,953          3,322          8,149         48,485         15,601        78,510
   Loans-variable rate                     166,479         17,356         36,552        140,931         10,560       371,878
                                          --------      ---------       --------       --------       --------      --------
     Total interest earning assets         177,887         32,501         55,901        221,080         48,781       536,150
                                          --------      ---------       --------       --------       --------      --------

Interest bearing liabilities (2):
   Savings and NOW accounts (3)              4,598          4,602             --             --         36,282        45,482
   Money market accounts                   189,275         29,543             --             --         19,696       238,514
   Time certificates under $100,000         12,045          4,144          3,407          2,691            106        22,393
   Time certificates $100,000 or more       39,791          4,010         11,278          6,009             --        61,088
   Reverse repurchase agreements            16,551             --             --             --             --        16,551
   Borrowings                                6,036          3,085         15,174         49,006          7,407        80,708
                                          --------      ---------       --------       --------       --------      --------
     Total interest bearing liabilities    268,296         45,384         29,859         57,706         63,491       464,736
                                          --------      ---------       --------       --------       --------     --------
     Net interest sensitivity gap
       during the period                 $( 90,409)     $ (12,883)      $ 26,042       $163,374        $(14,710)     $ 71,414
                                         =========      =========       ========       ========        ========      ========
     Cumulative gap                      $( 90,409)     $(103,292)      $(77,250)      $ 86,124        $71,414
                                         =========       ========       ========       ========        =======
Interest-sensitive assets as a
  percent of interest-sensitive
  liabilities (cumulative)                   66.30%         67.07%        77.51%        121.46%        115.37%

Cumulative gap as a percent of total        (15.93)%       (18.21)%      (13.62)%        15.18%         12.59%
assets
-------------------------------------------------------------------------------------------------------------

(1) Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2) Does not include $53.1 million of demand accounts because they are non-interest bearing.

(3) While Savings and NOW accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Boston Private Financial Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                  /s/ KPMG LLP

Boston, Massachusetts
January 19, 2000

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1999                 1998
                                                                                ----------------     ----------------
                                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:

     Cash and due from banks                                                       $ 11,190             $ 12,949
     Federal funds sold                                                                  --               11,000
     Investment securities available for sale (amortized cost of $75,424
       and $53,996, respectively, Notes 5, 11 and 12)                                73,605               54,102
     Mortgage-backed securities available for sale (amortized cost of $5,627
       and $11,840, respectively, Notes 6 and 11)                                     5,510               11,909
     Loans receivable  (Notes 7 and 11):
       Commercial                                                                   190,817              154,940
       Residential mortgage                                                         234,185              173,810
       Home equity                                                                   25,039               19,866
       Other                                                                            347                  335
                                                                                   --------             --------
          Total loans                                                               450,388              348,951
     Less allowance for loan losses (Note 8)                                         (5,336)              (4,386)
                                                                                   --------             --------
          Net loans                                                                 445,052              344,565

     Stock in the Federal Home Loan Bank of Boston (Note 11)                          4,830                4,718
     Premises and equipment, net (Note 9)                                             4,739                3,790
     Excess of cost over net assets acquired, net                                     3,015                3,424
     Fees receivable                                                                  6,320                3,614
     Accrued interest receivable                                                      3,597                2,405
     Other assets                                                                     9,515                5,339
                                                                                   --------             --------
          Total assets                                                             $567,373             $457,815
                                                                                   ========             ========

LIABILITIES:

    Deposits (Note 10)                                                             $420,535             $334,852
    FHLB borrowings (Note 11)                                                        80,672               76,329
    Securities sold under agreements to repurchase (Note 12)                         16,551                6,241
    Other borrowings                                                                     36                   73
    Accrued interest payable                                                          1,281                  651
    Other liabilities                                                                 9,153                7,056
                                                                                   --------             --------
          Total liabilities                                                         528,228              425,202
                                                                                   --------             --------

Commitments and contingencies (Notes  9, 16, 19 and 20)

STOCKHOLDERS' EQUITY (NOTES 3, 14 AND 19):
    Common stock, $1.00 par value per share;
      authorized:  30,000,000 shares
      issued: 11,616,070 shares in 1999 and 11,513,441 shares in 1998                11,616               11,513
    Additional paid-in capital                                                       12,341               11,932
    Retained earnings                                                                16,747                9,551
    Stock subscriptions receivable                                                     (320)                (495)
    Accumulated other comprehensive (loss) income                                    (1,239)                 112
                                                                                   --------             --------
       Total stockholders' equity                                                    39,145               32,613
                                                                                   --------             --------
       Total liabilities and stockholders' equity                                  $567,373             $457,815
                                                                                   ========             ========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1999            1998            1997
                                                                                ------------    -----------    -------------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Loans                                                                         $30,714         $25,144        $18,914
     Taxable investment securities                                                   1,575           1,454          1,116
     Non-taxable investment securities                                               1,262           1,043            718
     Mortgage-backed securities                                                        451             896          1,351
     FHLB stock dividends                                                              318             257            215
     Federal funds sold                                                                476             351            220
        Deposits in banks                                                              146             140            194
                                                                                   -------         -------        -------
         Total interest and dividend income                                         34,942          29,285         22,728
                                                                                   -------         -------        -------
Interest expense:
     Deposits                                                                       12,213          10,307          7,834
     FHLB borrowings                                                                 4,532           4,439          2,852
     Securities sold under agreements to repurchase                                    529             181            322
     Federal funds purchased and other                                                 133             210            326
                                                                                   -------         -------        -------
         Total interest expense                                                     17,407          15,137         11,334
                                                                                   -------         -------        -------
         Net interest income                                                        17,535          14,148         11,394
     Provision for loan losses (Note 8)                                                999           1,004            810
                                                                                   -------         -------        -------
         Net interest income after provision for loan losses                        16,536          13,144         10,584
                                                                                   -------         -------        -------
Fees and other income:
     Investment management and trust fees                                           17,982          15,156         13,199
     Financial planning fees                                                         3,034           2,696          2,337
     Equity in earnings of partnerships                                              2,895             732             --
     Deposit account service charges                                                   280             237            225
     Gain on sale of loans, net                                                        147             303             95
     Gain on sale of investment securities, net (Note 5)                                48             218             10
     Other                                                                             574             544            332
                                                                                   -------         -------        -------
         Total fees and other income                                                24,960          19,886         16,198
                                                                                   -------         -------        -------
Operating expense:
     Salaries and employee benefits (Note 14)                                       20,758          17,561         13,843
     Occupancy and equipment (Note 9)                                                3,010           2,350          1,886
     Professional services                                                           1,690           1,235            876
     Marketing and business development                                              1,547             985            857
     Contract services and processing                                                1,075             684            527
     Amortization of intangibles (Note 2)                                              284             322            322
        Merger expenses                                                                225              --          1,510
     Other (Note 15)                                                                 1,943           1,557          1,513
                                                                                   -------         -------        -------
         Total operating expense                                                    30,532          24,694         21,334
                                                                                   -------         -------        -------
         Income before income taxes                                                 10,964           8,336          5,448
     Income tax expense (Note 13)                                                    3,643           2,865          1,922
                                                                                   -------         -------        -------
         Income before cumulative effect of a change in accounting principle         7,321           5,471          3,526
     Cumulative effect of a change in accounting principle, net of tax (Note 2)        125              --             --
                                                                                   -------         -------        -------
         Net income                                                                $ 7,196         $ 5,471        $ 3,526
                                                                                   =======         =======        =======
Per share data (Note 2):
  Basic earnings per share:
       Income before cumulative effect of change in accounting principle           $  0.63         $  0.48        $  0.31
       Cumulative effect of change in accounting principle                         $ (0.01)        $  0.00        $  0.00
                                                                                   -------         -------        -------
               Net Income                                                          $  0.62         $  0.48        $  0.31
                                                                                   =======         =======        =======
       Diluted earnings per share:
          Income before cumulative effect of change in accounting principle        $  0.61         $  0.46        $  0.30
          Cumulative effect of change in accounting principle                      $ (0.01)        $  0.00        $  0.00
                                                                                   -------         -------        -------
               Net Income                                                          $  0.60         $  0.46    $      0.30
                                                                                   =======         =======        =======
       Average basic common shares outstanding                                  11,590,757      11,483,814     11,355,697
                                                                                ==========      ==========     ==========
       Average diluted common shares outstanding                                11,910,444      11,888,357     11,725,697
                                                                                ==========      ==========     ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              ACCUMULATED
                                                ADDITIONAL                        STOCK          OTHER
                                    COMMON        PAID-IN       RETAINED      SUBSCRIPTIONS  COMPREHENSIVE
                                     STOCK        CAPITAL       EARNINGS        RECEIVABLE   INCOME (LOSS)     TOTAL
                                 ------------  ------------ ---------------   ------------- --------------- ------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1996        $11,087       $11,242      $ 4,723            $(847)          $(64)       $26,141
 Net income                              --            --        3,526               --             --          3,526
 Other comprehensive income, net:
 Change in unrealized gain (loss) on
  securities available for sale, net     --            --           --               --             87             87
                                                                                                              -------
   Total comprehensive income, net                                                                              3,613
 Proceeds from issuance of
   290,691  shares of common stock      291           107           --               --             --            398
 Stock options exercised                 29            42           --               --             --             71
 Stock subscription payments             --            --           --              178             --             178
 S-Corporation dividends paid            --            --       (4,108)              --             --          (4,108)
                                    -------       -------      -------            -----        -------         -------
Balance at December 31, 1997         11,407        11,391        4,141             (669)            23          26,293
 Net income                              --            --        5,471               --             --           5,471
 Other comprehensive income, net:
 Change in unrealized gain (loss) on
  securities available for sale, net     --            --           --               --             89              89
                                                                                                               -------
   Total comprehensive income, net                                                                               5,560
 Proceeds from issuance of
   56,469 shares of common stock         56           453           --               --             --             509
 Stock options exercised                 50            88           --               --             --             138
 Stock subscription payments             --            --           --              174             --             174
 S-Corporation dividends paid            --            --          (61)              --             --             (61)
                                    -------       -------      -------            -----        -------         -------
Balance at December 31, 1998         11,513        11,932        9,551             (495)           112          32,613
 Net income                              --            --        7,196               --             --           7,196
 Other comprehensive income, net:
 Change in unrealized gain (loss) on
  securities available for sale, net     --            --           --               --         (1,351)         (1,351)
                                                                                                               -------
   Total comprehensive income, net                                                                               5,845
 Proceeds from issuance of 44,579
   shares of common stock                45           308           --               --             --             353
 Stock options exercised                 58           101           --               --             --             159
 Stock subscription payments             --            --           --              175             --             175
                                    -------       -------      -------            -----        -------         -------
Balance at December 31, 1999        $11,616       $12,341      $16,747            $(320)       $(1,239)        $39,145
                                    =======       =======      =======            =====        =======         =======



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                   1999            1998              1997
                                                                               ------------    -------------     ------------
                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  7,196        $  5,471          $  3,526
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 1,447           1,142             1,090
       Deferred compensation                                                          --              --            (1,466)
     Gain on sale of securities                                                      (48)           (218)              (10)
     Gain on sale of loans                                                          (147)           (303)              (95)
       Loss on disposal of property and equipment                                     --              --                10
     Provision for loan losses                                                       999           1,004               810
       Deferred income tax (benefit) expense                                        (307)           (693)              285
     Loans originated for sale                                                   (22,583)        (23,709)           (8,419)
     Proceeds from sale of loans                                                  22,730          24,012             8,514
       (Increase) decrease in accrued interest receivable                         (1,192)           (236)             (424)
       (Increase) decrease in other assets                                        (4,825)           (826)           (1,442)
       Increase (decrease) in accrued interest payable                               630              42               261
       Increase (decrease) in other liabilities                                    2,097           2,468             2,177
                                                                                --------        --------           -------
         Net cash provided by operating activities                                 5,997           8,154             4,817
                                                                                --------        --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in federal funds sold                                  11,000          (9,800)            5,750
   Investment securities available for sale:
     Purchases                                                                   (70,150)        (85,661)          (25,283)
     Sales                                                                         7,300          58,378               650
     Maturities                                                                   41,007          14,730            14,440
   Investment securities held to maturity:
     Purchases                                                                        --            (874)           (8,252)
     Sales                                                                            --             794                --
     Maturities                                                                       --           4,900             5,000
   Mortgage-backed securities available for sale:
     Principal payments                                                            2,830           1,216                --
     Sales                                                                         3,387              --                --
   Mortgage-backed securities held to maturity:
     Principal payments                                                               --           5,034             7,130
   Purchase of FHLB stock                                                           (112)         (1,207)             (194)
    Distributed (undistributed) earnings of partnership investments                 (990)         (1,793)              995
   Net increase in loans                                                        (101,197)        (72,260)          (70,631)
   Recoveries on loans previously charged-off                                         86             122               309
   Sales of other real estate owned                                                   --             124                --
   Capital expenditures, net of sale proceeds                                     (1,903)         (1,487)           (1,623)
   Acquisition of investment management business                                      --              --            (1,051)
                                                                                --------        --------           -------
            Net cash used in investing activities                               (108,742)        (87,784)          (72,760)
                                                                                --------        --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                       85,683          76,551            48,999
   Net increase (decrease) in repurchase agreements                               10,310             875            (2,760)
   Net increase (decrease) in federal funds purchased                                 --         (13,255)           13,255
   Net increase (decrease) in other short-term debt                                  (37)           (833)              843
   Proceeds from FHLB borrowings                                                 116,770          48,011            52,125
   Repayments of FHLB borrowings                                                (112,427)        (31,908)          (37,432)
    S-corporation dividends paid                                                      --             (61)           (4,108)
    Proceeds from stock subscriptions receivable                                     175             174               178
   Proceeds from issuance of common stock, net                                       512             647               469
                                                                                --------        --------           -------
            Net cash provided by financing activities                            100,986          80,201            71,569
                                                                                --------        --------           -------
                                                                                                                   (Continued)

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                  1999             1998             1997
                                                                               ------------    -------------     ------------
                                                                                              (IN THOUSANDS)
Net increase (decrease) in cash and due from banks                                (1,759)            571             3,626
Cash and due from banks at beginning of year                                      12,949          12,378             8,752
                                                                                --------        --------           -------
Cash and due from banks at end of year                                          $ 11,190        $ 12,949          $ 12,378
                                                                                ========        ========          ========
SUPPLEMENTARY DISCLOSURES:
Cash paid for interest                                                          $ 16,777        $ 15,455          $ 11,051
Cash paid for income taxes                                                         3,460           3,859             1,224

Non-cash transactions:
   Transfers to other real estate owned                                               --              42                --
   Change in unrealized gain (loss) on securities available for sale, net
     of estimated income taxes                                                    (1,351)             89                87
   Transfer of investments to investment securities available for sale                --          17,865                --


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)  ORGANIZATION

     Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company, Westfield Capital Management Company, Inc. ("Westfield"), a registered investment advisor, and RINET Company, Inc. ("RINET"), a financial planning firm. On October 31, 1997, the Company acquired Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. On October 15, 1999, the Company acquired RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. Each acquisition was accounted for as a "pooling of interests". Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield and RINET on a consolidated basis for all periods presented. The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank, Westfield and RINET.

     The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine access, and cash management services through sweep accounts and repurchase agreements. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

         Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in separately managed growth equity portfolios, and also acts as the investment manager of five limited partnerships. Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

     RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Westfield and RINET. The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Preferred Capital Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash and due from banks to be cash equivalents. Cash flows relating to short term investments with original maturities of less than 90 days, loans, and deposits are presented net in the statements of cash flows.

CASH AND DUE FROM BANKS

     The Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 1999, the daily amount required to be held was $5.6 million.

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

     During the quarter ended September 30, 1998, the Bank reconsidered its intent to hold investments until maturity. As a result, investment and mortgage-backed securities classified as held to maturity with an amortized cost of $17.9 million and an unrealized gain of $170,000 at September 30, 1998 were reclassified as available for sale. As of December 31, 1999, all of the Company's investment and mortgage-backed securities were classified as available for sale.

     Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income by a method that approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge against gain on sale of investment and mortgage-backed securities. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

LOANS

     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 1999 and 1998, the amounts of impaired loans were immaterial.

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general," "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management's judgement. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgement and experience of management.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired is being amortized to expense using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances that might have diminished their value. Accumulated amortization amounted to $1.8 million, $1.4 million, and $1.1 million at December 31, 1999, 1998 and 1997, respectively.

INVESTMENT MANAGEMENT AND TRUST ASSETS

     Investment management and trust assets amounted to $3.7 billion and $2.8 billion at December 31, 1999 and 1998, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

EMPLOYEE BENEFITS

The Company maintains a Section 401(k) savings plan for employees of the Company and the Bank. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company also maintains a Section 401(k) savings plan for the employees of RINET. The annual contribution to this plan is determined by the Board of Directors of RINET. Contributions to both plans are charged against current operations in the year they are made.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company maintains a defined contribution profit-sharing plan (the "Profit Sharing Plan") for the employees of Westfield. The annual contribution to the plan is determined by the Board of Directors of Westfield. Contributions to the Profit Sharing Plan are charged against current operations in the year they are made.

     The Company measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company's stock at the grant date. The Company discloses proforma net income and earnings per share in the notes to its consolidated financial statements as if compensation cost was measured at the grant date based on the value of the award and recognized over the service period.

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

     The following table is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended December 31.


                                       1999                           1998                            1997
                          ------------------------------- ------------------------------ -------------------------------
                                                  Per                            Per                             Per
                             Net                 Share       Net                Share        Net                Share
                            Income     Shares   Amount      Income    Shares    Amount     Income     Shares    Amount
                          ------------------------------  ------------------------------ -------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS                  $7,196       11,591   $0.62      $5,471    11,484    $0.48      $3,526     11,356    $0.31

Effect of Dilutive
Securities
   Stock Payable               --           --                  --        --                   --         23
   Stock Options               --          319                  --       404                   --        347
                           ------       ------              ------    ------               ------     ------
Diluted EPS                $7,196       11,910   $0.60      $5,471    11,888    $0.46      $3,526     11,726    $0.30
                           ======       ======   =====      ======    ======    =====      ======     ======    =====



     For the year ended December 31, 1997, the proforma adjustment for income taxes of an acquired entity previously filing as an S-Corporation was $186,000, resulting in proforma net income of $3.3 million, proforma basic earnings per share of $0.29, and proforma diluted earnings per share of $0.28.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statements are effective for fiscal years beginning after June 15, 2000, and are not expected to have a material impact on the Company's consolidated financial statements.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.

     The Company's other comprehensive income (loss) and related tax effects for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                                    TAX EXPENSE
                                                                 PRE-TAX             (BENEFIT)               NET
                                                             -----------------    ----------------     ----------------
                                                                                  (IN THOUSANDS)
         1999
         UNREALIZED LOSSES ON SECURITIES:
          Unrealized holding losses arising during period      $(2,063)              $(744)            $(1,319)
          Less: adjustment for realized gains                      (48)                (16)                (32)
                                                               -------               -----             -------
          Other comprehensive loss                             $(2,111)              $(760)            $(1,351)
                                                               =======               =====             =======
         1998
         UNREALIZED GAINS ON SECURITIES:
          Unrealized holding gains arising during period       $   357               $ 137             $   220
          Less: adjustment for realized gains                    (218)                 (87)               (131)
                                                               -------               -----             -------
          Other comprehensive income                           $   139               $  50             $    89
                                                               =======               =====             =======
         1997
         UNREALIZED GAINS ON SECURITIES:
          Unrealized holding gains arising during period       $   147               $  54             $    93
          Less: adjustment for realized gains                      (10)                 (4)                 (6)
                                                               -------               -----             -------
          Other comprehensive income                           $   137               $  50             $    87
                                                               =======               =====             =======


(4)  BUSINESS SEGMENTS

MANAGEMENT REPORTING

     The Company has three reportable segments, the Bank, Westfield and RINET. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

DESCRIPTION OF BUSINESS SEGMENTS

     A description of each business segment is provided in Note 1 to the Consolidated Financial Statements.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses and assets are recorded by each segment, and separate financial statements are reviewed by management. In addition to direct expenses, each business segment is allocated a share of holding company expenses based on the segment's percentage of consolidated net income.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 1999, 1998, and 1997.

                                                                            1999
                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                          (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                     $ 17,535    $    92       $   --       $   --       $   (92)      $ 17,535
   Non-Interest Income                        8,766     13,088        3,106           --            --         24,960
                                           --------    -------       ------       ------       -------       --------
    Total Revenues                           26,301     13,180        3,106           --           (92)        42,495

Provision for Loan Losses                       999         --           --           --            --            999
Non-Interest Expense                         19,308      8,203        3,033          113            --         30,657
Income Taxes                                  1,576      2,037           30           --            --          3,643
                                           --------    -------       ------       ------       -------       --------
Segment Profit                             $  4,418    $ 2,940       $   43       $ (113)      $   (92)      $  7,196
                                           ========    =======       ======       ======       =======       ========

BALANCE SHEET DATA:
Total Segment Assets                       $557,734    $ 8,802       $  699       $1,340       $(1,202)       $567,373
                                           ========    =======       ======       ======       =======        ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets         $  1,754    $    61       $   88       $   --       $    --           1,903
                                           ========    =======       ======       ======       =======        ========
Depreciation and Amortization              $  1,215    $   155       $   77       $   --       $    --        $  1,447
                                           ========    =======       ======       ======       =======        ========

                                                                            1998

                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                         (IN THOUSANDS)

INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                     $ 14,166    $    65       $   --       $    9       $    (92)      $ 14,148
   Non-Interest Income                        6,818     10,310        2,758           --             --         19,886
                                           --------    -------       ------       ------        -------       --------
    Total Revenues                           20,984     10,375        2,758            9            (92)        34,034

Provision for Loan Losses                     1,004         --           --           --             --          1,004
Non-Interest Expense                         14,889      6,986        2,819           --             --         24,694
Income Taxes                                  1,503      1,387          (25)          --             --          2,865
                                           --------    -------       ------       ------        -------       --------
Segment Profit                             $  3,588    $ 2,002       $  (36)      $    9        $   (92)      $  5,471
                                           ========    =======       ======       ======        =======       ========

BALANCE SHEET DATA:
Total Segment Assets                       $452,045    $ 6,903       $  568       $1,269        $(2,970)      $457,815
                                           ========    =======       ======       ======        =======       ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets         $  1,415    $    33       $   39       $   --        $    --       $  1,487
                                           ========    =======       ======       ======        =======       ========
Depreciation and Amortization              $    960    $   132       $   50       $   --        $    --       $  1,142
                                           ========    =======       ======       ======        =======       ========

                                                                            1997

                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                         (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                     $ 11,325    $    69       $   --       $   11        $   (11)      $ 11,394
   Non-Interest Income                        4,844      8,940        2,414           --             --         16,198
                                           --------    -------       ------       ------        -------       --------
    Total Revenues                           16,169      9,009        2,414           11            (11)        27,592

Provision for Loan Losses                       810         --           --           --             --            810
Non-Interest Expense                         11,959      5,845        2,383        1,147             --         21,334
Income Taxes                                    981      1,157           13         (229)            --          1,922
                                           --------    -------       ------       ------        -------       --------
Segment Profit                             $  2,419    $ 2,007       $   18       $ (907)       $   (11)      $  3,526
                                           ========    =======       ======       ======        =======       ========

BALANCE SHEET DATA:
Total Segment Assets                       $365,351    $ 3,586       $  601       $  120        $  (115)      $369,543
                                           ========    =======       ======       ======        =======       ========

OTHER FINANCIAL DATA:
Expenditures for Long Lived Assets         $  1,333    $   220       $   70       $   --        $    --       $  1,623
                                           ========    =======       ======       ======        =======       ========
Depreciation and Amortization              $    873    $   161       $   56       $   --        $    --       $  1,090
                                           ========    =======       ======       ======        =======       ========


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)  INVESTMENT SECURITIES

     A summary of investment securities available for sale follows:

                                                                        Unrealized
                                                        Amortized  --------------------   Market
                                                          Cost      Gains     Losses      Value
                                                       ----------- --------- ---------- -----------
                                                                     (IN THOUSANDS)
               AT DECEMBER 31, 1999
               U.S. Government and agencies               $36,174      $ --   $(1,362)     $34,812
               Municipal bonds                             39,250         2      (459)      38,793
                                                          -------      ----   -------      -------
                  Total                                   $75,424      $  2   $(1,821)     $73,605
                                                          =======      ====   =======      =======

               AT DECEMBER 31, 1998

               U.S. Government and agencies               $35,074      $ 10   $   (34)     $35,050
               Municipal bonds                             18,922       132        (2)      19,052
                                                          -------      ----   -------      -------
                        Total                             $53,996      $142   $   (36)     $54,102
                                                          =======      ====   =======      =======


The following table sets forth the maturities of investment securities available for sale at December 31, 1999 and the weighted average yields of such securities:

                                         U.S. GOVERNMENT
                                           AND AGENCIES                  MUNICIPAL BONDS                      TOTAL
                                  ------------------------------- ------------------------------  ------------------------------
                                                       Weighted                        Weighted                       Weighted
                                  Amortized  Market    Average    Amortized   Market   Average    Amortized  Market    Average
                                    Cost      Value     Yield        Cost      Value    Yield       Cost      Value     Yield
                                  ------------------------------- ------------------------------  ------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Within One Year                    $ 8,708   $ 8,656      5.90%     $11,708    $11,683    4.03%    $20,416   $20,339    4.83%
After One, But Within Five Years     9,000     8,933      6.26       22,061     21,699    4.36      31,061    30,632    4.92
After Five, But Within Ten Years     8,466     8,182      7.82        2,763      2,745    4.21      11,229    10,927    6.96
After Ten Years                     10,000     9,041      7.82        2,718      2,666    5.32      12,718    11,707    7.31
                                   -------   -------                -------    -------             -------   -------
     Total                         $36,174   $34,812      6.97%     $39,250    $38,793   4.31%     $75,424   $73,605    5.60%
                                   =======   =======                =======    =======             =======   =======


     The weighted average remaining life of investment securities available for sale at December 31, 1999 was 4.8 years. As of December 31, 1999, approximately $19.3 million of investment securities available for sale were callable before maturity.

     The following table presents the sale of investment securities and mortgage-backed securities with the resulting realized gains, losses, and net proceeds from such sales:

                                                                            YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     1999             1998             1997
                                                                 -------------    -------------    -------------
                                                                                 (IN THOUSANDS)
    Amortized cost of securities sold                             $10,639          $58,954            $640
    Gains realized on sales                                            48              222              10
    Losses realized on sales                                           --               (4)             --
                                                                  -------          -------            ----
         Net proceeds from sales                                  $10,687          $59,172            $650
                                                                  =======          =======            ====


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities available for sale follows:

                                                                           Unrealized
                                                         Amortized    ----------------------   Market
                                                           Cost        Gains      Losses       Value
                                                       -------------- --------- ------------ -----------
                                                                         (IN THOUSANDS)
                  AT DECEMBER 31, 1999
                  FIXED RATE:
                     FHLMC                              $ 1,762          $--      $ (79)       $ 1,683
                     FNMA                                 1,112           --        (22)         1,090
                  ADJUSTABLE RATE:
                     FNMA                                   233           --         (5)           228
                     GNMA                                 2,520           --        (11)         2,509
                                                        -------          ---      -----        -------
                        Total                           $ 5,627          $--      $(117)       $ 5,510
                                                        =======          ===      =====        =======

                  AT DECEMBER 31, 1998
                  FIXED RATE:
                     FHLMC                              $ 3,174          $10      $ (11)       $ 3,173
                     FNMA                                 1,512           --         --          1,512
                  ADJUSTABLE RATE:
                     FNMA                                   277           --         (3)           274
                     GNMA                                 6,877           73         --          6,950
                                                        -------          ---      -----        -------
                        Total                           $11,840          $83      $ (14)       $11,909
                                                        =======          ===      =====        =======


     The following table sets forth the maturities of mortgage-backed securities at December 31, 1999 and the weighted average yields of such securities:

                                                                           AFTER ONE, BUT
                                            WITHIN ONE YEAR               WITHIN FIVE YEARS               AFTER TEN YEARS
                                     ------------------------------ ------------------------------ ------------------------------
                                                         Weighted                        Weighted                       Weighted
                                     Amortized  Market    Average   Amortized   Market   Average   Amortized   Market   Average
                                       Cost      Value     Yield      Cost      Value     Yield       Cost      Value    Yield
                                     ------------------------------ ------------------------------ ------------------------------
                                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
FIXED RATE:
   FHLMC                              $1,391     $1,326     6.13%     $  371    $  357    6.01%     $   --     $   --       --%
   FNMA                                   --         --       --       1,112     1,090    5.97          --         --       --
ADJUSTABLE RATE:
   FNMA                                   --         --       --          --        --      --         233        228     5.59
   GNMA                                   --         --       --          --        --      --       2,520      2,509     5.78
                                      ------     ------               ------    ------              ------     ------
       Total                          $1,391     $1,326     6.13%     $1,483    $1,447    5.98%     $2,753     $2,737     5.76%
                                      ======     ======               ======    ======              ======     ======



     These securities have final maturities ranging from 0.25 to 24.2 years. The weighted average remaining life of mortgage-backed securities was 12.7 years as of December 31, 1999. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  LOANS RECEIVABLE

     The Bank's lending activities are conducted principally in the Boston metropolitan area and, to a lesser extent, elsewhere in Massachusetts and New England. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Bank's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the New England economy. As of December 31, 1999, the Bank had $78.5 million of fixed rate loans and $371.9 million of variable rate loans outstanding.

     The Bank's lending limit to any single borrower is limited by regulation to approximately $7.1 million. The Bank had no relationships with an individual borrower at December 31, 1999 that were in excess of the legal lending limit established for Massachusetts state-chartered banks. Mortgage loans serviced for others totaled $10.5 million and $1.3 million at December 31, 1999 and 1998, respectively.

     Loans outstanding to executive officers and directors of the Company aggregated $3.7 million and $3.6 million at December 31, 1999 and 1998, respectively. An analysis of the activity of these loans is as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                                 1999                1998
                                                                              ------------       -------------
                                                                                      (IN THOUSANDS)
          Balance at beginning of year                                        $ 3,643             $  293

             Originations                                                       2,982              3,643
             Repayments                                                        (2,974)              (293)
                                                                              -------             ------
          Balance at end of year                                              $ 3,651             $3,643
                                                                              =======             ======

     All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

     The following table presents a summary of risk elements within the loan portfolio:

                                                                                       DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1999            1998            1997
                                                                       -------------    ------------    ------------
                                                                                      (IN THOUSANDS)
         Nonaccrual loans                                                  $1,317         $  565         $  722
         Loans past due 90 days or more, but still accruing                    --             --             25
                                                                           ------         ------         ------
             Total non-performing loans                                    $1,317         $  565         $  747
                                                                           ======         ======         ======
         Loans past due 30-89 days                                         $2,042         $3,307         $1,632
                                                                           ======         ======         ======

(8)  ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1999            1998             1997
                                                                       -------------    ------------     -----------
                                                                                      (IN THOUSANDS)
         Balance at beginning of year                                     $4,386           $3,645           $2,566
            Provision for loan losses                                        999            1,004              810
            Charge-offs                                                     (135)            (385)             (40)
            Recoveries                                                        86              122              309
                                                                          ------           ------           ------
         Balance at end of year                                           $5,336           $4,386           $3,645
                                                                          ======           ======           ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                                            DECEMBER 31,
                                                                  ESTIMATED        --------------------------------
                                                                USEFUL LIFE            1999               1998
                                                                --------------     -------------      -------------
                                                                                           (IN THOUSANDS)
          Leasehold improvements                                5-20 Years           $2,904             $2,550
          Computer equipment                                    3-5 Years             2,025              1,372
          Furniture and fixtures                                5-7 Years             2,175              1,519
          Automobiles                                             5 Years               125                106
          Office equipment                                      5-7 Years               685                478
                                                                                    -------            -------
               Subtotal                                                               7,914              6,025
          Less accumulated depreciation and amortization                             (3,175)            (2,235)
                                                                                    -------            -------
               Premises and equipment, net                                          $ 4,739            $ 3,790
                                                                                    =======            =======


     Depreciation and amortization expense related to premises and equipment was $954,000, $727,000, and $680,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company and its subsidiaries conduct operations in leased premises. The Company's and the Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts, with a branch office in Wellesley, Massachusetts. The Bank has also signed a lease for a second branch office in the Back Bay area of Boston, Massachusetts. Westfield is located at One Financial Center, Boston, Massachusetts, and RINET is located at 213 Union Wharf, Boston, Massachusetts. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

     The Company is obligated for minimum rental payments under these noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

                                                                        MINIMUM
                                                                    LEASE PAYMENTS
                                                                  --------------------
                                                                     (IN THOUSANDS)
                                2000                                    $ 2,516
                                2001                                      2,515
                                2002                                      2,307
                                2003                                      2,211
                                2004                                      2,263
                                Thereafter                                3,067
                                                                        -------
                                        Total                           $14,879
                                                                        =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1.5 million, $1.3 million, and $1.0 million respectively.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10)  DEPOSITS

     Deposits are summarized as follows:

                                                                                         DECEMBER 31,
                                                                              --------------------------------
                                                                                  1999               1998
                                                                              -------------       ------------
                                                                                      (IN THOUSANDS)
          Demand deposits                                                      $ 53,058             $ 47,766
          NOW                                                                    40,875               35,735
          Savings                                                                 4,607                4,235
          Money market                                                          238,513              164,626
          Certificates of deposit under $100,000                                 22,394               29,874
          Certificates of deposit $100,000 or greater                            61,088               52,616
                                                                               --------             --------
               Total                                                           $420,535             $334,852
                                                                               ========             ========


     Certificates of deposit had the following schedule of maturities:

                                                                                         DECEMBER 31,
                                                                              --------------------------------
                                                                                  1999               1998
                                                                              -------------       ------------
                                                                                      (IN THOUSANDS)
          Less than 3 months remaining                                          $51,915             $51,075
          3 to 6 months remaining                                                 8,103              11,998
          6 to 12 months remaining                                               14,688              12,188
          More than 12 months remaining                                           8,776               7,229
                                                                                -------             -------
               Total                                                            $83,482             $82,490
                                                                                =======             =======

     Interest expense on certificates of deposit greater than $100,000 was $3.2 million, $2.8 million, and $2.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

(11)  FEDERAL HOME LOAN BANK BORROWINGS

     A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

                                                                     DECEMBER 31,
                                             -------------------------------------------------------------
                                                         1999                           1998
                                             ------------------------------ ------------------------------
                                                               WEIGHTED                       WEIGHTED
                                                                AVERAGE                        AVERAGE
                                                AMOUNT           RATE          AMOUNT           RATE
                                             --------------  -------------- --------------  --------------
                                                                (DOLLARS IN THOUSANDS)
         Within 1 year                         $16,916           5.66%        $21,000           5.75%
         Over 1 year to 2 years                 20,193           5.82          16,916           5.66
         Over 2 years to 3 years                13,120           6.23          10,286           5.53
         Over 3 years to 5 years                14,556           5.89          15,653           5.90
         Over 5 years                           15,887           5.74          12,474           5.78
                                               -------                        -------
                 Total                         $80,672           5.85%        $76,329           5.74%
                                               =======                        =======

     Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 1999 were $114.7 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $79.0 million at December 31, 1999. As of December 31, 1999, there were no federal funds purchased.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         As a member of the FHLB, the Bank is required to invest in the common stock of the FHLB in the amount of one percent of its outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of its outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 1999, the Bank's FHLB stock holdings totaled $4.8 million. The Bank's investment in FHLB stock is recorded at cost, and is redeemable at par.

(12)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated balance sheets. The securities underlying the agreements remain under the Company's control. Information concerning securities sold under agreements to repurchase is as follows:

                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                  1999        1998       1997
                                                               -----------  ---------  --------
                                                                      (DOLLARS IN THOUSANDS)
Outstanding                                                      $16,551       $6,241      $ 5,366
Maturity date                                                      1/00         1/99      1/98-3/98
Outstanding collateralized by U.S. Treasury
  and related agency securities with:
     Book value                                                   17,760        6,315        5,400
     Market value                                                 16,640        6,297        5,402
Average outstanding for the year                                  12,126        5,962        7,032
Maximum outstanding at any month end                              19,936        7,613       10,685
Weighted average rate at end of period                              4.22%        4.16%        4.45%
Weighted average rate paid for the period                           4.37%        4.43%        4.57%


(13)  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999            1998             1997
                                                                       -------------    ------------     ------------
                                                                                      (IN THOUSANDS)
         Current expense:
             Federal                                                     $3,374          $2,723           $1,264
             State                                                          576             835              373
                                                                         ------          ------           ------
               Total current expense                                      3,950           3,558            1,637
                                                                         ------          ------           ------
         Deferred expense (benefit):
             Federal                                                       (208)           (543)             202
             State                                                          (91)           (122)              23
             Change in valuation reserve                                     (8)            (28)              60
                                                                         ------          ------           ------
               Total deferred expense (benefit)                            (307)           (693)             285
                                                                         ------          ------           ------
               Income tax expense                                        $3,643          $2,865           $1,922
                                                                         ======          ======           ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999            1998             1997
                                                                       -------------    ------------     ------------
         Statutory federal income tax rate                                  35.0%            34.0%            34.0%
         Increase (decrease) resulting from:
            State income tax, net of Federal tax benefit                     2.9              5.7              4.8
           Tax exempt interest, net                                         (4.0)            (4.2)            (5.8)
             Benefit of S-Corporation status                                  --               --             (4.2)
             Merger expense                                                   --               --              4.0
           Other, net                                                       (0.7)            (1.1)             2.5
                                                                            ----             ----             ----
         Effective federal income tax rate                                  33.2%            34.4%            35.3%
                                                                            ====             ====             ====

     The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           1999            1998
                                                                       -------------    ------------
                                                                              (IN THOUSANDS)
         Gross deferred tax assets:
             Allowance for losses on loans and real estate                $1,767         $1,358
             Depreciation                                                     37             90
              Organization costs                                              91            123
             Pre-operating costs                                             103            103
             Investment in partnerships                                       --             27
             Unrealized loss on securities available for sale                697             --
             Other                                                             9             52
                                                                          ------         ------
                Gross deferred tax assets                                  2,704          1,753
             Valuation allowance                                             (23)           (32)
                                                                          ------         ------
                Total deferred tax assets                                  2,681          1,721
         Gross deferred tax liabilities:
             Cash to accrual adjustment                                      339            551
             Investment in partnerships                                      168             --
             Unrealized gain on securities available for sale                 --             63
                                                                          ------         ------
                Total gross deferred tax liabilities                         507            614
                                                                          ------         ------
                Net deferred tax asset                                    $2,174         $1,107
                                                                          ======         ======

     Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $5.6 million of future net taxable income to realize the net deferred tax asset at December 31, 1999. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)  EMPLOYEE BENEFITS

EMPLOYEE 401(k) PLANS

     The Company maintains a 401(k) plan for the benefit of the employees of the Company and the Bank which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age are immediately enrolled and are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $250,000, $153,000, and $100,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

     The Company also maintains a 401(k) plan for the benefit of the employees of RINET which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $33,000, $32,000, and $31,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

PROFIT SHARING PLAN

     The Company maintains the Profit Sharing Plan for the benefit of the employees of Westfield that qualifies as a tax exempt plan under Section 401 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the Profit Sharing Plan. Expenses associated with the Profit Sharing Plan were $306,000, $294,000, and $288,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

STOCK OPTION PLANS

     The Company offers options on its common stock to officers, key employees, and directors under an employee stock option plan and a director stock option plan. The Company accounts for these plans by measuring compensation at the grant date as the difference between the fair market value of the Company's stock and the exercise price of the options granted. Generally, the Company grants options at the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been charged against income. Had compensation cost been determined consistent with a fair value based approach, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

                                                                                YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1999               1998               1997
                                                                  ---------------    ---------------    ---------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Net income:
         As reported                                                $7,196            $5,471            $3,526
         Proforma                                                    6,460             4,888             3,159
      Basic earnings per share:
         As reported                                                $ 0.62            $ 0.48            $ 0.31
         Proforma                                                     0.56              0.43              0.28
      Diluted earnings per share:
         As reported                                                $ 0.60            $ 0.46            $ 0.30
         Proforma                                                     0.54              0.41              0.27


     Under the employee stock option plan, the Company may grant options to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the directors stock option plan, the Company may grant options to its non-employee directors for an amount not to exceed 1% of the number of shares of common stock outstanding as of the previous year-end. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period after the grant date under the employee stock option plan. Under the directors stock option plan, options generally vest one year after the grant date.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: expected life of 7 years; expected volatility of 21% in 1999, 37% in 1998, and 40% in 1997, and risk-free interest rates of 6.7% in 1999, 5.7% in 1998, and 5.3% in 1997.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years then ended is presented below.

                                                 1999                           1998                            1997
                                     ------------------------------ ------------------------------  ------------------------------
                                       NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED        NUMBER OF       WEIGHTED
                                      UNEXERCISED      AVERAGE       UNEXERCISED       AVERAGE       UNEXERCISED      AVERAGE
                                        OPTIONS      OPTION PRICE      OPTIONS      OPTION PRICE       OPTIONS      OPTION PRICE
                                     ------------- ---------------- --------------- --------------  ------------- ----------------
  Options at beginning of year           963,896        $5.48         797,452          $4.21         550,202       $2.82
     Granted                             322,269         7.83         229,494           9.43         277,300        6.75
     Exercised                           (58,050)        2.75         (50,175)          2.75         (29,250)       2.39
     Canceled                            (48,150)        8.33         (12,875)          7.46            (800)       3.46
                                       ---------                      -------                        -------
  Options at end of year               1,179,965        $6.13         963,896          $5.48         797,452       $4.21
                                       =========        =====         =======          =====         =======       =====

  Options exercisable at year end        877,207        $5.39         655,438          $4.26         481,727       $2.91
                                       =========        =====         =======          =====         =======       =====
  Weighted average fair value of
     options granted during the year                    $3.25                          $4.71                       $3.62
                                                        =====                          =====                       =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    -------------------------------------------------  ---------------------------------
                                                       WEIGHTED         WEIGHTED                           WEIGHTED
                                                        AVERAGE         AVERAGE                            AVERAGE
                                        NUMBER         REMAINING        EXERCISE           NUMBER          EXERCISE
   RANGE OF EXERCISE PRICES           OUTSTANDING        LIFE            PRICE           EXERCISABLE        PRICE
                                    -------------------------------------------------  ---------------------------------

            $2.00 to $3.00             287,552              4.2         $ 2.52             287,552         $ 2.52

            $3.83 to $5.25             234,250              6.6           4.45             234,250           4.45

            $6.00 to $7.50              83,100              8.5           6.89              36,100           6.11

            $7.72 to $8.84             495,963              8.7           8.21             279,755           8.32

            $9.13 to $10.75             79,100              8.4          10.42              39,550          10.42
                                     ---------                                             -------
            $2.00 to $10.75          1,179,965              7.1         $ 6.13             877,207         $ 5.39
                                     =========                                             =======


 (15)  OTHER OPERATING EXPENSE

     Major components of other operating expense are as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999            1998             1997
                                                                       -------------    ------------     ------------
                                                                                      (IN THOUSANDS)
         Forms and supplies                                              $  364           $  304           $  311
         Telephone                                                          186              166              161
         Training and education                                             132               99              127
         Postage                                                            113              110               95
         Insurance                                                          133              117              111
         Other                                                            1,015              761              708
                                                                         ------           ------            ------
              Total                                                      $1,943           $1,557            $1,513
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

     Financial instruments with off-balance sheet risk are summarized as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           1999            1998
                                                                       -------------    ------------
                                                                              (IN THOUSANDS)
         Commitments to originate loans:
               Fixed rate                                                  $   588          $12,406
               Variable rate                                                20,084           36,061
         Unused lines of credit                                             87,000           83,609
         Standby letters of credit                                           5,895            6,241

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The book values and fair values for the Company's financial instruments are as follows:

                                                                                            DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                                              1999                             1998
                                                                -------------------------------   ------------------------------
                                                                                         (IN THOUSANDS)

                                                                      BOOK                             BOOK
                                                                     VALUE          FAIR VALUE         VALUE         FAIR VALUE
                                                                 -------------     ------------    ------------     ------------
      ASSETS:
      Cash and due from banks                                       $ 11,190          $ 11,190        $ 12,949         $ 12,949
      Federal funds sold                                                  --                --          11,000           11,000
      Investment securities                                           73,605            73,605          54,102           54,102
      Mortgage-backed securities                                       5,510             5,510          11,909           11,909
      Stock in the Federal Home Loan Bank of Boston                    4,830             4,830           4,718            4,718
      Loans receivable (net of allowance for loan losses):
           Commercial                                                186,258           188,834         151,177          151,593
           Residential mortgage                                      233,599           229,013         173,382          174,030
           Home equity and other                                      25,195            25,195          20,006           20,006
      Accrued interest receivable                                      3,597             3,597           2,405            2,405

      LIABILITIES:
      Deposits:
           Demand deposits                                            53,058            53,058          47,766           47,766
           NOW                                                        40,875            40,875          35,735           35,735
           Savings                                                     4,607             4,607           4,235            4,235
           Money market                                              238,513           238,513         164,626          164,626
           Certificates of deposit under $100,000                     22,394            22,447          29,874           30,078
           Certificates of deposit $100,000 or more                   61,088            61,173          52,616           52,655
      Securities sold under agreements to repurchase                  16,551            16,551           6,241            6,241
      FHLB borrowings                                                 80,672            77,648          76,329           76,823
      Other borrowings                                                    36                36              73               73
      Accrued interest payable                                         1,281             1,281             651              651

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

OTHER BORROWINGS

     The carrying values reported in the balance sheet for other borrowings approximate fair value because of the short-term nature of these instruments.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)  BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1999             1998
                                                                                    -------------    --------------
                                                                                             (IN THOUSANDS)
      ASSETS:
      Cash                                                                             $    956          $   930
      Investment in subsidiaries                                                         38,252           32,708
      Other assets                                                                          384              339
                                                                                        -------          -------
           Total assets                                                                 $39,592          $33,977
                                                                                        =======          =======
      LIABILITIES:
      Due to Westfield                                                                 $     --          $ 1,000
      Accounts payable                                                                      447              364
                                                                                        -------          -------
           Total liabilities                                                                447            1,364
                                                                                        -------          -------
      STOCKHOLDERS' EQUITY:
          Common stock, $1.00 par value per share; authorized:  30,000,000
            issued: 11,616,070 shares in 1999 and 11,513,441 shares in 1998              11,616           11,513
          Additional paid-in capital                                                     12,341           11,932
          Retained earnings                                                              16,747            9,551
           Stock subscriptions receivable                                                  (320)            (495)
          Accumulated other comprehensive (loss) income                                  (1,239)             112
                                                                                        -------          -------
          Total stockholders' equity                                                     39,145           32,613
                                                                                        -------          -------
              Total liabilities and stockholders' equity                                $39,592          $33,977
                                                                                        =======          =======

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                              1999             1998              1997
                                                                         -------------    -------------     -------------
                                                                                          (IN THOUSANDS)
    INCOME:
         Interest on cash in subsidiary bank                                 $   --         $    9           $   11
         Management fees from subsidiaries                                    1,864          1,854               --
         Dividends from subsidiaries                                          2,700             --              600
                                                                             ------         ------           ------
          Total income                                                        4,564          1,863              611
                                                                             ------         ------           ------

   EXPENSES:
        Salaries and benefits                                                 1,093          1,214               --
        Professional fees                                                       467            230               --
        Other expenses                                                          304            419              126
        Merger expenses                                                         113             --            1,021
                                                                             ------         ------           ------
         Total expenses                                                       1,977          1,863            1,147
                                                                             ------         ------           ------
   Income (loss) before income taxes                                          2,587             --             (536)
          Income tax expense (benefit)                                           --             --             (229)
                                                                             ------         ------           ------
   Income (loss) before equity in undistributed earnings of subsidiaries      2,587             --             (307)
          Equity in undistributed earnings of subsidiaries                    4,609          5,471            3,833
                                                                             ------         ------           ------
          NET INCOME                                                         $7,196         $5,471           $3,526
                                                                             ======         ======           ======

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                              1999             1998              1997
                                                                         -------------    -------------     -------------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                                             $ 7,196         $ 5,471           $ 3,526
   Adjustments to reconcile net income to net cash provided by
     (used) in operating activities:
       Equity in undistributed earnings of subsidiaries                     (7,309)         (5,471)           (4,433)
       Dividends from subsidiaries                                           2,700              --               600
       (Increase) decrease in other assets                                     (46)            (98)             (235)
       Increase (decrease) in other liabilities                                 85             266                98
                                                                           -------         -------            ------
       Total adjustments                                                    (4,570)         (5,303)           (3,970)
                                                                           -------         -------            ------
         Net cash provided by (used) in operating activities                 2,626             168              (444)
                                                                           -------         -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital investment in RINET                                                (112)             --                --
   Capital investment in subsidiary Bank                                    (2,000)         (1,000)              (78)
                                                                           -------         -------            ------
         Net cash used in investing activities                              (2,112)         (1,000)              (78)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      353             509               322
   Proceeds from exercise of stock options                                     159             138               147
   Proceeds from short-term borrowings                                          --           1,000                --
   Repayment of short-term borrowings                                       (1,000)             --                --
   Increase (decrease) in common stock payable                                  --              --              (298)
                                                                           -------         -------            ------
         Net cash provided by financing activities                            (488)          1,647               171
                                                                           -------         -------            ------
              Net increase (decrease) in cash                                   26             815              (351)
   Cash at beginning of year                                                   930             115               466
                                                                           -------         -------            ------
   Cash at end of year                                                     $   956         $   930            $  115
                                                                           =======         =======            ======

(19)  REGULATORY MATTERS

     The Company and its subsidiaries are subject to extensive regulation and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), which insures the Bank's deposits to the maximum extent permitted by law, and by the Massachusetts Commissioner of Banks. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The Bank was last examined by the FDIC in December 1999 and by the Massachusetts Commissioner of Banks in March 1998. The Company was examined by the Federal Reserve Bank of Boston in January 2000.

     The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Current FDIC regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 1999, management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's or the Company's category.

     Actual capital amounts and regulatory capital requirements as of December 31, 1999 and 1998 are presented in the tables below.

                                                                                                 TO BE WELL CAPITALIZED UNDER
                                                                   FOR CAPITAL ADEQUACY            PROMPT CORRECTIVE ACTION
                                            ACTUAL                        PURPOSES                         PROVISIONS
                                -------------------------------  ------------------------------  ------------------------------
                                    AMOUNT          RATIO            AMOUNT         RATIO            AMOUNT         RATIO
                                --------------- ---------------  -------------  ---------------  -------------- --------------
                                                                    (DOLLARS IN THOUSANDS)
  AS OF DECEMBER 31, 1999:

     Total risk-based capital
         Company                    $45,717           10.84%        $33,741          >8.0%          $42,176         >10.0%
         Bank                        36,837           10.72          27,495           8.0            34,368          10.0
     Tier I risk-based
         Company                     40,444            9.59          16,870           4.0            25,305           6.0
         Bank                        32,528            9.46          13,747           4.0            20,621           6.0
      Tier I leverage capital
         Company                     40,444            6.57          24,607           4.0            30,759           5.0
         Bank                        32,528            5.99          21,720           4.0            27,150           5.0

  AS OF DECEMBER 31, 1998:

     Total risk-based capital
         Company                    $32,514           11.87%        $21,919          >8.0%          $27,399         >10.0%
         Bank                        29,157           10.87          21,452           8.0            26,815          10.0
     Tier I risk-based
         Company                     29,077           10.61          10,959           4.0            16,439           6.0
         Bank                        25,792            9.62          10,726           4.0            16,089           6.0
      Tier I leverage capital
         Company                     29,077            6.54          17,792           4.0            22,240           5.0
         Bank                        25,792            5.96          17,318           4.0            21,647           5.0


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS AND EXHIBITS                                                                   PAGE NO.

(1)  FINANCIAL STATEMENTS

     a)  Consolidated Balance Sheets                                                                        37
     b)  Consolidated Statements of Operations                                                              38
     c)  Consolidated Statements of Changes in Stockholders' Equity                                         39
     d)  Consolidated Statements of Cash Flows                                                              40
     e)  Notes to Consolidated Financial Statements                                                         42


(2)  FINANCIAL SCHEDULES

     NONE

(3)  EXHIBITS

EXHIBIT NO.                                          DESCRIPTION
3.1(a)            Articles of Organization of the Company.*

3.1(b)            Articles of Amendment.*



3.2               By-Laws of the Company.*

4.1               Instruments Defining the Rights of Security Holders, including
                  Indentures are incorporated herein by reference to the Articles of Organization and the By-Laws of the Company set forth in Exhibits 3.1 and 3.2 to this Form 10-K.

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

10.10             Employment Agreement dated July 22, 1999 by and among the Company, RINET, and
                  Richard N. Thielen.*

21                Subsidiaries of the Company are incorporated herein by reference to Exhibit 22.0 to Form S-1.

23.1              Independent Auditors' Consent. *

27                Financial Data Schedule. *

-------------
* Filed herewith.

(B)               REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2000.

                     Boston Private Financial Holdings, Inc.

                     By: /s/ Timothy L. Vaill
                        -----------------------------------
                        Timothy L. Vaill
                        President and Chief Executive Officer
                        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ Timothy L. Vaill                                       Chairman of the Board, President        March 6, 2000
-------------------------------------------------          and Chief Executive Officer
Timothy L. Vaill

/s/ Walter M. Pressey                                      Executive Vice President, Treasurer     March 6, 2000
-------------------------------------------------          and Chief Financial Officer
Walter M. Pressey                                          (Principal Financial Officer)


/s/ Charles O. Wood, III                                   Lead Director                           March 6, 2000
-------------------------------------------------
Charles O. Wood, III

/s/ Herbert S. Alexander                                   Director                                March 6, 2000
-------------------------------------------------
Herbert S. Alexander

/s/ Arthur J. Bauernfeind                                  Director                                March 6, 2000
-------------------------------------------------
Arthur J. Bauernfeind

/s/ Peter C. Bennett                                       Director                                March 6, 2000
-------------------------------------------------
Peter C. Bennett



/s/ Eugene S. Colangelo                                    Director                                March 6, 2000
-------------------------------------------------
Eugene S. Colangelo

/s/ C. Michael Hazard                                      Director                                March 6, 2000
-------------------------------------------------
C. Michael Hazard

s/ Lynn Thompson Hoffman                                   Director                                March 6, 2000
-------------------------------------------------
Lynn Thompson Hoffman

/s/ Dr. Allen Sinai                                        Director                                March 6, 2000
-------------------------------------------------
Dr. Allen Sinai

/s/ Richard N. Thielen                                     Director                                March 6, 2000
-------------------------------------------------
Richard N. Thielen