Form 10-Q
period 2000-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2000-05-11
CIK 821127

      As filed with the Securities and Exchange Commission on May 11, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of APRIL 30, 2000:

  COMMON STOCK - PAR VALUE $1.00                             11,702,513 SHARES
  ------------------------------                             -----------------
            (class)                                            (outstanding)

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
              Cover Page ........................................................     1

              Index .............................................................     2

                                          PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets ................................     3

                     Consolidated Statements of Operations ......................     4

                     Consolidated Statements of Changes in Stockholders' Equity .     5

                     Consolidated Statements of Cash Flows ......................     6

                     Notes to Consolidated Financial Statements .................   7 - 9

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations .........................................   10 - 16

Item 3        Quantitative and Qualitative Disclosures about Market Risk.........    17



                                            PART II - OTHER INFORMATION

Item 1        Legal Proceedings .................................................    17

Item 2        Changes in Securities and Use of Proceeds .........................    17

Item 3        Defaults upon Senior Securities ...................................    17

Item 4        Submission of Matters to a Vote of Security Holders ...............    17

Item 5        Other Information .................................................    17

Item 6        Exhibits and Reports on Form 8-K ..................................    17

              Signature Page ....................................................    18



            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2000             1999
                                                                               ----------------    -------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS:
     Cash and due from banks ...............................................   $  25,244                $  11,190
     Federal funds sold ....................................................      29,000                     --
     Investment securities available for sale (amortized cost of $86,665
       and $75,424, respectively) ..........................................      84,913                   73,605
     Mortgage-backed securities available for sale (amortized cost of $4,951
       and $5,627, respectively) ...........................................       4,832                    5,510
     Loans receivable:
       Commercial ..........................................................     194,604                  190,817
       Residential mortgage ................................................     245,547                  234,185
       Home equity .........................................................      23,815                   25,039
       Other ...............................................................         368                      347
                                                                               ---------                ---------
          Total loans.......................................................     464,334                  450,388
    Less allowance for loan losses .........................................      (5,666)                  (5,336)
                                                                               ---------                ---------
          Net loans ........................................................     458,668                  445,052

     Stock in the Federal Home Loan Bank of Boston .........................       4,830                    4,830
     Premises and equipment, net ...........................................       5,085                    4,739
     Excess of cost over net assets acquired, net ..........................       2,944                    3,015
     Fees receivable .......................................................       5,260                    6,320
     Accrued interest receivable ...........................................       3,520                    3,597
     Other assets ..........................................................       7,222                    9,515
                                                                               ---------                ---------
          Total assets .....................................................   $ 631,518                $ 567,373
                                                                               =========                =========

LIABILITIES:
     Deposits ..............................................................   $ 482,000                $ 420,535
     Securities sold under agreements to repurchase ........................      27,227                   16,551
     FHLB borrowings .......................................................      74,613                   80,672
     Accrued interest payable ..............................................       1,261                    1,281
     Other liabilities .....................................................       5,031                    9,189
                                                                               ---------                ---------
          Total liabilities ................................................     590,132                  528,228
                                                                               ---------                ---------
STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
        authorized:  30,000,000 shares
        issued: 11,693,813 shares in 2000 and 11,616,070 shares in 1999 ....      11,694                   11,616
     Additional paid-in capital ............................................      12,864                   12,341
     Retained earnings .....................................................      18,180                   16,747
     Stock subscriptions receivable ........................................        (154)                    (320)
     Accumulated other comprehensive income (loss) .........................      (1,198)                 (1,239)
                                                                               ---------                ---------
          Total stockholders' equity .......................................      41,386                   39,145
                                                                               ---------                ---------
       Total liabilities and stockholders' equity ..........................   $ 631,518                $ 567,373
                                                                               =========                =========


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED MARCH 31,

                                                                                 ----------------------------------
                                                                                       2000               1999
                                                                                 ---------------    ---------------
                                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and dividend income:
     Loans ....................................................................   $      8,869    $      6,960
     Taxable investment securities ............................................            592             358
     Non-taxable investment securities ........................................            376             252
     Mortgage-backed securities ...............................................             75             169
     FHLB stock dividends .....................................................             81              76
     Federal funds sold .......................................................            440             132
     Deposits in banks ........................................................             35              28
                                                                                  ------------    ------------
         Total interest and dividend income ...................................         10,468           7,975
                                                                                  ------------    ------------
Interest expense:
     Deposits .................................................................          3,887           2,760
     FHLB borrowings ..........................................................          1,174           1,072
     Securities sold under agreements to repurchase ...........................            252              79
     Federal funds purchased and other ........................................              9              38
                                                                                  ------------    ------------
         Total interest expense ...............................................          5,322           3,949
                                                                                  ------------    ------------
         Net interest income ..................................................          5,146           4,026
     Provision for loan losses ................................................            300             238
                                                                                  ------------    ------------
         Net interest income after provision for loan losses ..................          4,846           3,788
                                                                                  ------------    ------------
Fees and other income:
     Investment management and trust ..........................................          5,736           4,207
     Financial planning fees ..................................................            795             746
     Equity in earnings (losses) of partnerships ..............................           (174)             90
     Deposit account service charges ..........................................             57              69
     Gain on sale of loans ....................................................              6              44
     Gain on sale of investment securities ....................................           --                46
     Other ....................................................................             85             116
                                                                                  ------------    ------------
         Total fees and other income ..........................................          6,505           5,318
                                                                                  ------------    ------------
Operating expense:
     Salaries and employee benefits ...........................................          5,974           4,833
     Occupancy and equipment ..................................................          1,082             656
     Professional services ....................................................            319             372
     Marketing and business development .......................................            517             320
     Contract services and processing .........................................            322             253
     Amortization of intangibles ..............................................             71              70
     Other ....................................................................            491             437
                                                                                  ------------    ------------
         Total operating expense ..............................................          8,776           6,941
                                                                                  ------------    ------------
         Income before income taxes ...........................................          2,575           2,165
     Income tax expense .......................................................            794             676
                                                                                  ------------    ------------
         Income before cumulative effect of change in accounting principle ....          1,781           1,489
     Cumulative effect of change in accounting principle ......................           --               125
                                                                                  ------------    ------------
            Net income ........................................................   $      1,781    $      1,364
                                                                                  ============    ============
Per share data:
       Basic earnings per share:
              Income before cumulative effect of change in accounting principle   $       0.15    $       0.13
              Cumulative effect of change in accounting principle .............          (0.00)          (0.01)
                                                                                  ------------    ------------
              Net income ......................................................   $       0.15    $       0.12
                                                                                  ============    ============
       Diluted earnings per share:
              Income before cumulative effect of change in accounting principle   $       0.15    $       0.12
              Cumulative effect of change in accounting principle .............          (0.00)          (0.01)
                                                                                  ============    ============
              Net income ......................................................   $       0.15    $       0.11
                                                                                  ============    ============
       Average common shares outstanding ......................................     11,674,426      11,543,615
                                                                                  ============    ============
       Average diluted shares outstanding .....................................     12,025,502      11,883,695
                                                                                  ============    ============

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                ACCUMULATED
                                                 ADDITIONAL                                        OTHER
                                    COMMON        PAID-IN        RETAINED         STOCK        COMPREHENSIVE
                                     STOCK        CAPITAL        EARNINGS     SUBSCRIPTIONS    INCOME (LOSS)      TOTAL
                                 ------------  -------------  --------------  -------------  ----------------  -----------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at December 31, 1998 .....   $ 11,513   $ 11,932   $  9,551    $   (495)   $    112     $32,613
  Net income .....................       --         --        1,364        --          --         1,364
  Other comprehensive income, net:
  Change in unrealized gain
   (loss) on securities available
   for sale .......................      --         --         --          --          (304)       (304)

                                                                                               --------
  Total other comprehensive income                                                                1,060
  Proceeds from issuance of
    47,769 shares of common stock          48        328       --          --          --           376
  Stock options exercised .........        18         36       --          --          --            54
  Stock subscription payments .....      --         --         --           163        --           163
                                     ========   ========   ========    ========    ========    ========
Balance at March 31, 1999 .........  $ 11,579   $ 12,296   $ 10,915    $   (332)   $   (192)   $ 34,266
                                     ========   ========   ========    ========    ========    ========
Balance at December 31, 1999 ......  $ 11,616   $ 12,341   $ 16,747    $   (320)   $ (1,239)   $ 39,145
  Net income ......................      --         --        1,781        --          --         1,781
  Other comprehensive income, net:
  Change in unrealized gain (loss)
    on securities available
    for sale ......................      --         --         --          --            41          41
                                                                                               --------
  Total other comprehensive
    income ........................                                                               1,822
  Dividends paid to shareholders ..      --         --         (348)       --          --          (348)
  Proceeds from issuance of
    66,793 shares of common
    stock .........................        67        505       --          --          --           572
  Stock options exercised .........        11         18       --          --          --            29
  Stock subscription payments .....        --         --       --         166          --           166
                                     ========   ========   ========    ========    ========    ========
Balance at March 31, 2000 ........   $ 11,694   $ 12,864   $ 18,180    $   (154)   $ (1,198)   $ 41,386
                                     ========   ========   ========    ========    ========    ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    2000               1999
                                                                                  --------           --------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
     Net income ...............................................................   $  1,781           $  1,364
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization ........................................        414                439
         Gain on sale of loans ................................................         (6)               (44)
         Gain on sale of investment securities ................................       --                  (46)
         Provision for loan losses ............................................        300                238
         Distributed (undistributed) earnings of partnership investments ......      2,231              1,738
         Loans originated for sale ............................................     (1,000)            (5,487)
         Proceeds from sale of loans ..........................................      1,006              5,531
         (Increase) decrease in:
              Accrued interest receivable .....................................         77               (160)
              Investment management fees receivable ...........................      1,060                (18)
              Other assets ....................................................         38               (382)
         Increase (decrease) in:
              Accrued interest payable ........................................        (20)               527
              Other liabilities ...............................................     (4,158)            (2,773)
                                                                                  --------           --------
                  Net cash provided (used) by operating activities ............      1,723                927
                                                                                  --------           --------
Cash flows from investing activities:
     Net decrease (increase) in fed funds sold ................................    (29,000)             4,000
     Investment securities available for sale:
         Purchases ............................................................    (14,016)           (40,444)
         Sales ................................................................       --               27,105
         Maturities ...........................................................      2,635              6,040
     Mortgage-backed securities available for sale:
         Sales ................................................................       --                3,387
         Principal payments ...................................................        669                895
     Net decrease (increase) in loans .........................................    (13,880)           (25,247)
     Recoveries on loans previously charged off ...............................         36                 24
     Capital expenditures .....................................................       (614)              (145)
                                                                                  --------           --------
                  Net cash provided (used) by investing activities ............    (54,170)           (24,385)
                                                                                  --------           --------
Cash flows from financing activities:
     Net increase (decrease) in deposits ......................................     61,465             28,834
     Net increase (decrease) in repurchase agreements .........................     10,676              3,785
     FHLB advances:
         Proceeds .............................................................       --                3,629
         Repayments ...........................................................     (6,059)            (8,636)
     Proceeds from stock subscriptions receivable .............................        166                163
     Dividends paid to stockholders ...........................................       (348)              --
     Proceeds from issuance of common stock ...................................        601                430
                                                                                  --------           --------
                  Net cash provided (used) by financing activities ............     66,501             28,205
                                                                                  --------           --------
     Net increase (decrease) in cash and due from banks .......................     14,054              4,747
     Cash and due from banks at beginning of year .............................     11,190             12,949
                                                                                  --------           --------
     Cash and due from banks at end of period .................................   $ 25,244           $ 17,696
                                                                                  ========           ========
Supplementary disclosures of cash flow information:
     Cash paid during the period for interest .................................   $  5,345           $  3,422
     Cash paid during the period for income taxes .............................      1,040                313

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), Boston Private Investment Management, Inc. ("BPIM"), and RINET Company ("RINET"). The Bank's consolidated financial statements include the accounts of its wholly owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. BPIM's consolidated financial statements include the accounts of its wholly owned subsidiary, Westfield Capital Management Company ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

     The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 1999 Annual Report to Shareholders. Certain fiscal 1999 information has been reclassified to conform to the 2000 presentation.

(2)  EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

     The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the three months ended March 31:

                                                        2000                           1999
                                            ------------------------------ -----------------------------
                                                                   Per                            Per
                                                                  Share                          Share
                                             Income     Shares   Amount     Income     Shares   Amount

                                            -----------------------------  -----------------------------
                                                     (In thousands, except per share amounts)
    BASIC EPS
      Net Income .....                       $1,781     11,674   $0.15      $1,364     $11,544   $0.12
                                                                =======                          =======

    EFFECT OF DILUTIVE SECURITIES
      Stock Options ..                          --         352                 --          340
                                            --------------------            -------------------
    DILUTED EPS
                                            -----------------------------  -----------------------------
      Net Income .....                       $1,781    $12,026   $0.15      $1,364     $11,884   $0.11

          BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  BUSINESS SEGMENTS

     MANAGEMENT REPORTING

     The Company has three reportable segments, the Bank, Westfield, and RINET. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

     Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios, and also acts as the investment manager for five limited partnerships. Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

     RINET provides fee-only financial planning, tax planning and asset allocation services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, and alternative investment analysis.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements. In addition to direct expenses, each business segment is allocated a share of holding company expenses based on the segment's percentage of consolidated net income.

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2000 and 1999.

                                                                       2000
                                    --------------------------------------------------------------------------------
                                       BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                    ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income ..........   $  5,146    $     13       $   --       $     --      $    (13)     $  5,146
   Non-Interest Income ..........      2,399       3,310           796            --           --          6,505
                                    --------    --------      --------     ----------     --------      --------
    Total Revenues ..............      7,545       3,323           796            --           (13)       11,651
Provision for Loan Losses .......        300        --            --              --           --            300
Non-Interest Expense ............      5,776       2,379           621            --           --          8,776
Income Taxes ....................        336         387            71            --           --            794
                                    ========    ========      ========     ==========     ========      ========
Segment Profit ..................   $  1,133    $    557      $    104      $     --      $    (13)     $  1,781
                                    ========    ========      ========     ==========     ========      ========
BALANCE SHEET DATA:
Total Segment Assets ............   $625,061    $  6,686      $    996     $    1,500     $ (2,725)     $631,518
                                    ========    ========      ========     ==========     ========      ========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            1999

                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL

                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income ..........   $   4,026       $      31      $     --     $     --      $     (31)    $   4,026
   Non-Interest Income ..........       2,052           2,508           758           --            --          5,318
                                    ---------       ---------       ---------     ----------    ----------    ---------
    Total Revenues ..............       6,078           2,539           758           --            (31)        9,344
Provision for Loan Losses .......         238             --            --            --            --            238
Non-Interest Expense ............       4,440           1,933           693           --            --          7,066
Income Taxes ....................         401             248            27           --            --            676
                                    =========       =========     =========     ==========    ==========    =========
Segment Profit ..................   $     999       $     358      $     38     $     --      $     (31)    $   1,364
                                    =========       =========     =========     ==========    ==========    =========
BALANCE SHEET DATA:
Total Segment Assets ............   $ 480,673       $   3,821      $    685     $   1,805     $  (2,149)    $ 484,935
                                    =========       =========     =========     ==========    ==========    =========



 (4) RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statements are effective for fiscal years beginning after June 15, 2000, and are not expected to have a material impact on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FOR THE QUARTER ENDED MARCH 31, 2000

     THIS QUARTERLY REPORT CONTAINS CERTAIN STATEMENTS THAT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER FACTORS, CHANGES IN LOAN DEFAULTS AND CHARGE-OFF RATES, REDUCTION IN DEPOSIT LEVELS NECESSITATING INCREASED BORROWING TO FUND LOANS AND INVESTMENTS, CHANGES IN INTEREST RATES, FLUCTUATIONS IN ASSETS UNDER MANAGEMENT AND OTHER SOURCES OF FEE INCOME, CHANGES IN ASSUMPTIONS USED IN MAKING SUCH FORWARD-LOOKING STATEMENTS, AS WELL AS THE FACTORS LISTED UNDER "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

     On October 31, 1997, the Company acquired Westfield Capital Management Company Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. On October 15, 1999, the Company acquired RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. Each acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company reflect the financial position and the results of operations including Westfield and RINET on a consolidated basis for all periods presented.

     The Company conducts substantially all of its business through its wholly owned operating subsidiaries, the Bank, Westfield, and RINET. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $64.1 million, or 11.3% from $567.4 million at December 31, 1999 to $631.5 million at March 31, 2000. This increase is due to deposit growth, which was used to fund new loans and purchase investment securities.

     INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $148.8 million, or 23.6% of total assets, at March 31, 2000, compared to $95.1 million, or 16.8% of total assets, at December 31, 1999. Of the $53.7 million increase in investments during the first quarter of 2000, $43.1 million was due to higher deposit balances, which resulted in an increase in cash and federal funds sold at quarter end. The remaining $10.6 million increase is due to funding of the investment portfolio. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and total bank liquidity.

     The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2000 and December 31, 1999:

                                              Amortized        Unrealized          Market
                                                          ---------------------
                                                Cost        Gains     Losses       Value
                                             ------------ ---------- ---------- -------------
      AT MARCH 31, 2000
      U.S. Government and agencies ........   $  42,169   $      4   $ (1,305)    $  40,868
      Municipal bonds .....................      44,496          5       (456)       44,045
      Mortgage-backed securities ..........       4,951         --       (119)        4,832
                                             ============ ========= =========== =============
         Total investments ................   $  91,616   $      9   $ (1,880)    $  89,745
                                             ============ ========= =========== =============

      AT DECEMBER 31, 1999
      U.S. Government and agencies            $  36,174    $    --   $ (1,362)    $  34,812
      Municipal bonds                            39,250          2       (459)       38,793
      Mortgage-backed securities                  5,627         --       (117)        5,510
                                             ============ ========= =========== =============
         Total investments                    $  81,051    $     2   $ (1,938)    $  79,115
                                             ============ ========= =========== =============


     LOANS. Total loans increased $13.9 million, or 3.1%, during the first quarter of 2000 from $450.4 million, or 79.4% of total assets, at December 31, 1999, to $464.3 million, or 73.5% of total assets, at March 31, 2000. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the strong local economy and demand for financing. Commercial loans increased $3.8 million, or 2.0%, and residential mortgage loans increased $11.4 million, or 4.9%, during the first quarter of 2000 as a result of net new loan originations.

     RISK ELEMENTS. The following table sets forth information regarding non-performing loans, non-performing assets, and delinquent loans 30-89 days past due as to interest or principal at the dates indicated.

                                                   MARCH 31,  DECEMBER 31,
                                                     2000        1999
                                                     ----        ----
                                                  (DOLLARS IN THOUSANDS)
Loans accounted for on a nonaccrual basis ........   $1,707   $1,317
Loans past due 90 days or more, but still accruing     --       --
                                                     ------   ------
Total non-performing loans .......................    1,707    1,317
Other real estate owned ..........................     --       --
                                                     ======   ======
Total non-performing assets ......................   $1,707   $1,317
                                                     ======   ======
Delinquent loans 30-89 days past due .............   $2,438   $2,042
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

     Total non-performing assets increased by $390,000, or 29.6% during the first quarter of 2000. However, the percentage of non-performing assets to total assets remained fairly stable at 0.27% as of March 31, 2000, compared to 0.23% as of December 31, 1999. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At March 31, 2000, loans with an aggregate balance of $2.4 million, or 0.53% of total loans, were 30 to 89 days past due, an increase of $396,000, or 19.4%, from $2.0 million, or 0.45% of total loans, reported at December 31, 1999. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a charge to operations. When management believes that the collectibility of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components:
"general", "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. Periodic loan reviews are performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgement. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgement and experience of management.

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

     The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       2000          1999
                                                       ----          ----
                                                     (DOLLARS IN THOUSANDS)
Ending gross loans ...........................      $ 464,334     $ 374,305
                                                    =========     =========
Allowance for loan losses, beginning of period      $   5,336     $   4,386
   Provision for loan losses .................            300           238
   Charge-offs ...............................             (6)           (7)
   Recoveries ................................             36            24
                                                    =========     =========
Allowance for loan losses, end of period .....      $   5,666     $   4,641
                                                    =========     =========


     DEPOSITS AND BORROWINGS. The Company experienced an increase in total deposits of $61.5 million, or 14.6%, during the first quarter of 2000, from $420.5 million, or 74.1% of total assets, at December 31, 1999, to $482.0 million, or 76.3% of total assets, at March 31, 2000. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first quarter of 2000. Most of the deposit increase was in demand deposits, NOW accounts, and money market accounts.

     The following table shows the composition of the Company's deposits at March 31, 2000 and December 31, 1999:

                                                          MARCH 31, 2000     DECEMBER 31, 1999
                                                   ---------------------   ---------------------
                                                               AS A % OF               AS A % OF
                                                   BALANCE       TOTAL      BALANCE      TOTAL
                                                   -------     ---------    -------    ---------
Demand deposits ...........................       $ 87,397        18.1%    $ 53,058       12.6%
NOW .......................................         52,482        10.9       40,875        9.7
Savings ...................................          4,169         0.9        4,607        1.1
Money Market ..............................        251,352        52.1      238,513       56.7
Certificates of deposit under $100,000 ....         20,968         4.4       22,394        5.3
Certificates of deposit $100,000 or greater         65,632        13.6       61,088       14.5
                                                  --------       -----     --------      -----
  Total ...................................       $482,000       100.1%    $420,535      100.1%
                                                  ========       =====     ========      =====


     Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), federal funds purchased, and FHLB borrowings) increased by $4.6 million or 4.7%, during the first three months of 2000. This increase was attributable to an increase in repurchase agreements with cash management customers of the Bank, partially offset by paydowns of FHLB borrowings. Management will from time to time take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the Company intends to replace a portion of its borrowings with core deposits.

     LIQUIDITY. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, financial planning fees, deposit inflows, loan repayments, borrowed funds, and maturity and sales of investment securities. These sources fund the Company's lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2000, cash, federal funds sold and securities available for sale amounted to $144.0 million, or 22.8% of total assets of the Company. This compares to $90.3 million, or 15.9% of total assets, at December 31, 1999.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $195.3 million as of March 31, 2000. In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $79.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At March 31, 2000 Westfield had working capital of approximately $3.2 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

     RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At March 31, 2000 RINET had working capital of approximately $300,000. Management believes that RINET has adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

     CAPITAL RESOURCES. Total stockholders' equity of the Company at March 31, 2000 was $41.4 million or 6.55% of total assets, compared to $39.1 million, or 6.90% of total assets at December 31, 1999. This increase was the result of the Company's net income for the quarter of $1.8 million, combined with common stock issued in connection with stock grants and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

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

     The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2000 and December 31, 1999:

                                                                         TO BE WELL CAPITALIZED
                                                  FOR CAPITAL ADEQUACY   UNDER PROMPT CORRECTIVE
                                       ACTUAL            PURPOSES            ACTION PROVISIONS
                                ------------------  --------------------   -----------------------
                                 AMOUNT     RATIO     AMOUNT     RATIO        AMOUNT     RATIO
                                 ------     -----     ------     -----        ------     -----
AS OF MARCH 31, 2000:

   Total risk-based capital
       Company ............     $34,548     11.78%   $23,462     >8.0%       $29,328     >10.0
       Bank ...............      38,277     10.53     29,078      8.0         36,347      10.0
   Tier I risk-based
       Company ............      30,870     10.53     11,731      4.0         17,597       6.0
       Bank ...............      33,720      9.28     14,539      4.0         21,808       6.0
    Tier I leverage capital
       Company ............      30,870      6.60     18,706      4.0         23,383       5.0
       Bank ...............      33,720      5.72     23,574      4.0         29,468       5.0

AS OF DECEMBER 31, 1999:

   Total risk-based capital
       Company ............     $41,792     11.84%   $28,232     >8.0%       $35,290     >10.0
       Bank ...............      36,837     10.72     27,495      8.0         34,368      10.0
   Tier I risk-based
       Company ............      37,369     10.59     14,116      4.0         21,174       6.0
       Bank ...............      32,528      9.46     13,747      4.0         20,621       6.0
    Tier I leverage capital
       Company ............      37,369      6.79     22,006      4.0         27,507       5.0
       Bank ...............      32,528      5.99     21,720      4.0         27,150       5.0

RESULTS OF OPERATIONS

     NET INCOME. The Company recorded net income of $1.8 million, or $0.15 per diluted share, for the quarter ended March 31, 2000. This represents a 30.6% increase over the net income of $1.4 million, or $0.11 per diluted share, for the same period in 1999. During the quarter ended March 31, 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000. Excluding the impact of this non-recurring charge, net income would have been $1.5 million, or $0.12 per diluted share for the first quarter of 1999.

     NET INTEREST INCOME. For the quarter ended March 31, 2000, net interest income was $5.1 million, an increase of $1.1 million, or 27.8%, over the same period in 1999. This increase was primarily attributable to an increase of $120.5 million, or 27.0%, in the average balance of earning assets. The Company's net interest margin increased 6 basis points to 3.71% for the first quarter of 2000, compared to 3.65% for the same period last year.

     INTEREST INCOME. During the first three months of 2000, interest income was $10.5 million, an increase of $2.5 million, or 31.3%, over the same period in 1999. Interest income on commercial loans increased 20.5% to $4.2 million for the three months ended March 31, 2000, compared to $3.5 million for the same period in 1999. Interest income from residential mortgage loans increased 33.9% to $4.1 million compared to $3.1 million, and home equity and other loans increased 39.2% to $526,000 compared to $379,000, for the same periods, respectively. These increases were primarily due to an increase in both loan volume and yield. The average balance of commercial loans increased 11.5% while the average rate increased 8.1%, or 69 basis points to 9.20% for the quarter ended March 31, 2000. The average balance of residential mortgage loans increased 36.0%, while the average rate decreased 1.5%, or 10 basis points to 6.81% for the same period, and the average balance of home equity and other loans increased 21.8%, while the average rate increased 14.2%, or 107 basis points to 8.64%.

     Total investment income increased $584,000, or 57.5%, to $1.6 million for the quarter ended March 31, 2000, compared to $1.0 million for the same period in 1999. This increase was due to a 40.0% increase in the average balance of investments and an 11.7% increase in the average tax-equivalent yield to 6.09% for the first quarter of 2000, compared to 5.45% for the same period in 1999.

     INTEREST EXPENSE. Interest paid on deposits and borrowings increased $1.4 million, or 34.8%, to $5.3 million for the three months ended March 31, 2000, from $3.9 million for the same period during 1999. This increase in the Company's interest expense reflects an increase in the average balance of interest-bearing liabilities of $103.9 million, or 26.9% between the two periods, combined with a 5.6% increase in the average cost of interest-bearing liabilities to 4.35% for the first quarter of 2000, compared to 4.12% for the same period in 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $300,000 for the quarter ended March 31, 2000, compared to $238,000 for the same period in 1999. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION ALLOWANCE FOR LOAN LOSSES." Net recoveries were $30,000 during the first quarter of 2000, compared to $17,000 for the same period in 1999.

     FEES AND OTHER INCOME. Fees and other income increased $1.2 million, or 22.3% to $6.5 million for the three-month period ending March 31, 2000, compared to $5.3 million for the same period in 1999. The majority of fee income is attributable to advisory fees earned on assets under management. These fees increased $1.5 million, or 36.3% to $5.7 million for the first quarter of 2000 compared to $4.2 million for the same period in 1999. This increase is primarily due to a 37.7% increase in assets under management from $2.9 billion on March 31, 1999 to $3.9 billion on March 31, 2000.

     Financial planning fees have increased $49,000, or 6.6% to $795,000 for the first quarter of 2000, compared to $746,000 for the same period in 1999. This increase is due to due to a combination of new clients, increased services to existing clients, and annual fee increases. Equity in earnings (losses) of partnerships has decreased $264,000 to $(174,000) for the three months ended March 31, 2000, compared to $90,000 for the same period in 1999. This decrease is primarily due to a reduction in the value of Westfield's general partnership interest in its hedge funds.

     Deposit account service fees have decreased $12,000, or 17.4%, to $57,000 for the first quarter of 2000 as a result of a lower level of overdraft charges and other fees assessed based on client activity. Gain on sale of loans has decreased $38,000 to $6,000 due to the fact that interest rates have increased, reducing the demand for fixed rate mortgage loans that are typically sold in the secondary market. Other fee income decreased $31,000 to $85,000 due to a lower level of non-amortized commercial loan fees.

     OPERATING EXPENSE. Total operating expense for the first quarter of 2000 increased $1.8 million, or 26.4% to $8.8 million compared to $6.9 million for the same period in 1999. This increase in total operating expense was attributable to the Company's continued growth and expansion. The Company has experienced a 30.2% increase in total balance sheet assets, a 37.7% increase in client assets under management, and an 11.7% increase in the number of employees from March 31, 1999 to March 31, 2000. In addition, the Company has expanded its facilities at its headquarters at Ten Post Office Square, Boston, Massachusetts and began leasing space for a new banking office as of February 1, 2000.

     Salaries and benefits, the largest component of operating expense, increased $1.1 million, or 23.6%, to $6.0 million for the quarter ended March 31, 2000, from $4.8 million for the same period in 1999. This increase was due to a higher level of employee incentive compensation, an 11.7% increase in the number of employees, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $426,000, or 64.9%, to $1.1 million for the first quarter of 2000, from $656,000 for the same period last year. This increase was primarily attributable to higher depreciation expense as a result of the Company's continued investments in technology, and the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $53,000, or 14.2% due to the fact that the Company had one-time legal and consulting expenses related to Year 2000 readiness during the first quarter of 1999.

     Marketing and business development increased $197,000, or 61.6%, to $517,000 for the first quarter of 2000. Of this increase $153,000 was as a result of increased image advertising designed to increase the visibility of the Company and its products and services. The remaining increase of $43,000 was a result of increased business development activity due to growth in sales staff.

     Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $69,000, or 27.3% as a result of increased service and volume related charges for data processing and custody.

     Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $54,000, or 12.4% to $491,000, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $794,000 for the first quarter of 2000 as compared to $676,000 for the same period last year. The effective tax rate was 30.8% and 31.2% for the two periods, respectively. The decrease in the Company's effective tax rate is a result of a higher percentage of non-taxable investment income, and an increase in the amount of low income housing tax credits.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 1999 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For information related to this item, see the Company's December 31, 1999 Form 10-K. No material changes have occurred since that date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Exhibit 10.1 Limited Liability Company Agreement of Westfield Partners, L.L.C.

     Exhibit 10.2 Fist Amendment to Limited Liability Company Agreement of Westfield Partners, L.L.C.

     Exhibit 10.3 Second Amendment to Limited Liability Company Agreement of Westfield Partners, L.L.C.

     Exhibit 27.1 Financial Data Schedule

(b)      Reports on Form 8-K.

     Form 8-K filed on January 21, 2000.

              Items reported:  Fourth quarter 1999 results and dividend

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)



MAY 11, 2000                                               /S/  TIMOTHY L. VAILL
------------                   -------------------------------------------------
                                                                Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer




MAY 11, 2000                                              /S/  WALTER M. PRESSEY
------------                   -------------------------------------------------
                                                               Walter M. Pressey
                                                    Executive Vice President and
                                                         Chief Financial Officer