Form 10-Q
period 2000-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2000-08-14
CIK 821127

     As filed with the Securities and Exchange Commission on August 14, 2000
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2000
                                        -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:
                      -------------

           Common Stock - Par Value $1.00              11,779,088 shares
           ------------------------------              -----------------
                      (class)                              (outstanding)


================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----

              Cover Page                                                                       1

              Index                                                                            2

                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                               3

                     Consolidated Statements of Operations                                     4

                     Consolidated Statements of Changes in Stockholders' Equity                5

                     Consolidated Statements of Cash Flows                                     6

                     Notes to Consolidated Financial Statements                              7 - 10

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     11 - 18

Item 3        Quantitative and Qualitative Disclosures about Market Risk                      19


                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                               19

Item 2        Changes in Securities and Use of Proceeds                                       19

Item 3        Defaults upon Senior Securities                                                 19

Item 4        Submission of Matters to a Vote of Security Holders                             19

Item 5        Other Information                                                               19

Item 6        Exhibits and Reports on Form 8-K                                                20

              Signature Page                                                                  21


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              JUNE 30,        DECEMBER 31,
                                                                                2000             1999
                                                                             ---------         ---------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                                 $  39,426         $  11,190
     Federal funds sold                                                         25,000                --
     Investment securities available for sale (amortized cost of
       $117,681 and $75,424, respectively)                                     116,056            73,605
     Mortgage-backed securities available for sale (amortized cost of
       $4,002 and $5,627, respectively)                                          3,916             5,510
     Loans receivable:
       Commercial                                                              225,576           190,817
       Residential mortgage                                                    270,282           234,185
       Home equity                                                              24,556            25,039
       Other                                                                       408               347
                                                                             ---------         ---------
          Total loans                                                          520,822           450,388
     Less allowance for loan losses                                             (6,224)           (5,336)
                                                                             ---------         ---------
          Net loans                                                            514,598           445,052

     Stock in the Federal Home Loan Bank of Boston                               4,830             4,830
     Premises and equipment, net                                                 5,452             4,739
     Excess of cost over net assets acquired, net                                2,873             3,015
     Fees receivable                                                             5,564             6,320
     Accrued interest receivable                                                 4,812             3,597
     Other assets                                                                8,009             9,515
                                                                             ---------         ---------

          Total assets                                                       $ 730,536         $ 567,373
                                                                             =========         =========

LIABILITIES:
     Deposits                                                                $ 575,525         $ 420,535
     Securities sold under agreements to repurchase                             29,420            16,551
     FHLB borrowings                                                            74,468            80,672
     Accrued interest payable                                                    1,340             1,281
     Other liabilities                                                           6,162             9,189
                                                                             ---------         ---------
          Total liabilities                                                    686,915           528,228
                                                                             ---------         ---------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
          authorized:  30,000,000 shares
          issued: 11,776,488 shares at June 30, 2000 and
          11,616,070 shares at December 31, 1999                                11,776            11,616
     Additional paid-in capital                                                 13,077            12,341
     Retained earnings                                                          20,016            16,747
     Stock subscriptions receivable                                               (153)             (320)
     Accumulated other comprehensive income (loss)                              (1,095)           (1,239)
                                                                             ---------         ---------
          Total stockholders' equity                                            43,621            39,145
                                                                             ---------         ---------

          Total liabilities and stockholders' equity                         $ 730,536         $ 567,373
                                                                             =========         =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                   ----------------------------   ----------------------------
                                                                       2000            1999           2000            1999
                                                                   ------------    ------------   ------------    ------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income:
     Loans                                                         $     10,019    $      7,409   $     18,888    $     14,369
     Taxable investment securities                                          793             346          1,385             704
     Non-taxable investment securities                                      434             296            810             548
     Mortgage-backed securities                                              60             102            134             272
     FHLB stock dividends                                                    87              75            168             150
     Federal funds sold and other                                           692             138          1,167             298
                                                                   ------------    ------------   ------------    ------------
         Total interest and dividend income                              12,085           8,366         22,552          16,341
                                                                   ------------    ------------   ------------    ------------
Interest expense:
     Deposits                                                             4,682           2,855          8,568           5,615
     FHLB borrowings                                                      1,106           1,105          2,280           2,177
     Securities sold under agreements to repurchase                         335             106            587             185
     Federal funds purchased and other                                        1              25             10              63
                                                                   ------------    ------------   ------------    ------------
         Total interest expense                                           6,124           4,091         11,445           8,040
                                                                   ------------    ------------   ------------    ------------
         Net interest income                                              5,961           4,275         11,107           8,301
Provision for loan losses                                                   500             186            800             424
                                                                   ------------    ------------   ------------    ------------
         Net interest income after provision for loan losses              5,461           4,089         10,307           7,877
                                                                   ------------    ------------   ------------    ------------
Fees and other income:
     Investment management and trust                                      5,856           4,381         11,593           8,589
     Financial planning fees                                                844             650          1,638           1,396
     Equity in earnings (losses) of partnerships                            (66)             --           (241)             90
     Deposit account service charges                                         73              84            130             153
     Gain on sale of loans                                                    4              39             10              83
     Gain on sale of investment securities                                   --              --             --              46
     Other                                                                  180             152            265             267
                                                                   ------------    ------------   ------------    ------------
         Total fees and other income                                      6,891           5,306         13,395          10,624
                                                                   ------------    ------------   ------------    ------------
Operating expense:
     Salaries and employee benefits                                       6,148           4,773         12,122           9,605
     Occupancy and equipment                                              1,111             674          2,193           1,329
     Professional services                                                  443             362            761             734
     Marketing and business development                                     503             329          1,021             648
     Contract services and processing                                       325             270            647             523
     Amortization of intangibles                                             71              71            142             142
     Other                                                                  575             479          1,066             918
                                                                   ------------    ------------   ------------    ------------
         Total operating expense                                          9,176           6,958         17,952          13,899
                                                                   ------------    ------------   ------------    ------------
         Income before income taxes                                       3,176           2,437          5,750           4,602
     Income tax expense                                                     989             787          1,782           1,462
                                                                   ------------    ------------   ------------    ------------
         Income before cumulative effect of change in accounting
            principle                                                     2,187           1,650          3,968           3,140
     Cumulative effect of change in accounting principle                     --              --             --             125
                                                                   ------------    ------------   ------------    ------------
         Net income                                                $      2,187    $      1,650   $      3,968    $      3,015
                                                                   ============    ============   ============    ============

Per share data:
     Basic earnings per share
         Income before cumulative effect of change in accounting
            principle                                              $       0.19    $       0.14   $       0.34    $       0.27
         Cumulative effect of change in accounting principle                 --              --             --            0.01
                                                                   ------------    ------------   ------------    ------------
         Net Income                                                $       0.19    $       0.14   $       0.34    $       0.26
                                                                   ============    ============   ============    ============
     Diluted earnings per share
         Income before cumulative effect of change in accounting
            principle                                              $       0.18    $       0.14   $       0.33    $       0.26
         Cumulative effect of change in accounting principle                 --              --             --            0.01
                                                                   ------------    ------------   ------------    ------------
         Net Income                                                $       0.18    $       0.14   $       0.33    $       0.25
                                                                   ============    ============   ============    ============

     Average common shares outstanding                               11,719,251      11,593,726     11,696,838      11,568,670
     Average diluted shares outstanding                              12,155,086      11,895,859     12,089,100      11,889,953


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                               ACCUMULATED
                                                 ADDITIONAL                                       OTHER
                                    COMMON        PAID-IN        RETAINED         STOCK       COMPREHENSIVE
                                     STOCK        CAPITAL        EARNINGS     SUBSCRIPTIONS   INCOME (LOSS)       TOTAL
                                 ------------  -------------  --------------  -------------  ---------------  -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1998      $  11,513    $   11,932      $    9,551      $     (495)    $      112        $   32,613
  Net income                             --            --           3,015              --             --             3,015
  Other comprehensive income, net:
  Change in unrealized gain (loss)
    on securities available for sale     --            --              --              --           (858)             (858)
                                                                                                               -----------
  Total other comprehensive income                                                                                   2,157
  Proceeds from issuance of
    47,769 shares of common stock        48           328              --              --             --               376
  Stock options exercised                52            83              --              --             --               135
  Stock subscription payments            --            --              --             167             --               167
                                 ============  =============  ==============  =============  ================  ===========
Balance at June 30, 1999          $  11,613    $   12,343      $   12,566      $     (328)    $     (746)       $   35,448
                                 ============  =============  ==============  =============  ================  ===========

Balance at December 31, 1999      $  11,616    $   12,341      $   16,747      $     (320)    $   (1,239)       $   39,145
  Net income                             --            --           3,968              --             --             3,968
  Other comprehensive income, net:
  Change in unrealized gain
    (loss) on securities
    available for sale                   --            --              --              --            144               144
                                                                                                               -----------
  Total other comprehensive income                                                                                   4,112
  Dividends paid to shareholders         --            --            (699)             --             --              (699)
  Proceeds from issuance of
    66,793 shares of common stock        67           505              --              --             --               572
  Stock options exercised                93           231              --              --             --               324
  Stock subscription payments            --            --              --             167             --               167
                                 ============  =============  ==============  =============  ================  ===========
Balance at June 30, 2000          $  11,776    $   13,077      $   20,016      $     (153)    $   (1,095)       $   43,621
                                 ============  =============  ==============  =============  ================  ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       2000             1999
                                                                                     ---------       ---------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                      $   3,968       $   3,015
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                     845             797
         Gain on sale of loans                                                             (10)            (83)
         Gain on sale of investment securities                                              --             (46)
         Provision for loan losses                                                         800             424
         Distributed (undistributed) earnings of partnership investments                 2,289           1,738
         Loans originated for sale                                                      (1,029)         (8,377)
         Proceeds from sale of loans                                                     1,039           8,460
         (Increase) decrease in:
              Fees receivable                                                              756            (137)
              Accrued interest receivable                                               (1,215)           (606)
              Other assets                                                                (864)           (532)
         Increase (decrease) in:
              Accrued interest payable                                                      59             567
              Other liabilities                                                         (3,027)         (1,110)
                                                                                     ---------       ---------
                  Net cash provided (used) by operating activities                       3,611           4,110
                                                                                     ---------       ---------

Cash flows from investing activities:
     Net decrease (increase) in federal funds sold                                     (25,000)        (24,000)
     Investment securities available for sale:
         Purchases                                                                     (53,305)        (45,042)
         Sales                                                                              --          31,255
         Maturities                                                                     10,730           6,040
     Mortgage-backed securities available for sale:
         Sales                                                                              --           1,606
         Principal payments                                                              1,608           3,387
     Net decrease (increase) in loans                                                  (70,283)        (45,750)
     Purchase of FHLB stock                                                                 --            (112)
     Recoveries on loans previously charged off                                            107             101
     Capital expenditures                                                               (1,251)           (336)
                                                                                     ---------       ---------
                  Net cash provided (used) by investing activities                    (137,394)        (72,851)
                                                                                     ---------       ---------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                               154,990          57,755
     Net increase (decrease) in repurchase agreements                                   12,869           1,886
     Net increase (decrease) in federal funds purchased                                     --              --
     FHLB advances:
         Proceeds                                                                        3,000          51,129
         Repayments                                                                     (9,204)        (41,825)
     Proceeds from stock subscriptions receivable                                          167             167
     Dividends paid to stockholders                                                       (699)             --
     Proceeds from issuance of common stock                                                896             512
                                                                                     ---------       ---------
                  Net cash provided (used) by financing activities                     162,019          69,624
                                                                                     ---------       ---------

     Net increase (decrease) in cash and due from banks                                 28,236             883
     Cash and due from banks at beginning of year                                       11,190          12,949
                                                                                     ---------       ---------
     Cash and due from banks at end of period                                        $  39,426       $  13,832
                                                                                     =========       =========

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                        $  11,445       $   7,473
     Cash paid during the period for income taxes                                        2,736             674


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

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:


                                                        THREE MONTHS ENDED             THREE MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                   ------------------------------ -----------------------------
                                                               2000                           1999
                                                   ------------------------------ -----------------------------
                                                                          PER                            PER
                                                                         SHARE                          SHARE
                                                    INCOME     SHARES    AMOUNT     INCOME     SHARES   AMOUNT
                                                   -----------------------------  -----------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                BASIC EPS
                  Net Income                         $2,187     11,719    $0.19     $1,650     11,594    $0.14
                                                                        ========                       ========

                EFFECT OF DILUTIVE SECURITIES
                  Stock Options                          --        436                  --        302
                                                   ---------------------          ---------------------

               DILUTED EPS
                                                   -----------------------------  -----------------------------
                  Net Income                         $2,187     12,155    $0.18     $1,650     11,896    $0.14
                                                   =============================  =============================


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       SIX MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ------------------------------ -----------------------------
                                                             2000                           1999
                                                 ------------------------------ -----------------------------
                                                                        PER                            PER
                                                                       SHARE                          SHARE
                                                  INCOME     SHARES   AMOUNT     INCOME     SHARES   AMOUNT
                                                 -----------------------------  -----------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                BASIC EPS
                  Net Income                       $3,968     11,697    $0.34     $3,015     11,569    $0.26
                                                                      ========                       ========

                EFFECT OF DILUTIVE SECURITIES
                  Stock Options                        --        392                  --        321
                                                 ---------------------          ---------------------

                DILUTED EPS
                                                 -----------------------------  -----------------------------
                  Net Income                       $3,968     12,089    $0.33     $3,015     11,890    $0.25
                                                 =============================  =============================



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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2000 and 1999.


                                                            FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                   $   5,961   $      25    $       1    $      --      $     (26)    $      5,961
   Non-Interest Income                       2,546       3,495          850           --             --            6,891
                                         ----------- ------------ ------------ -------------  ------------- -------------
   Total Revenues                            8,507       3,520          851           --            (26)          12,852

Provision for Loan Losses                      500          --           --           --             --              500
Non-Interest Expense                         5,964       2,497          715           --             --            9,176
Income Taxes                                   514         420           55           --             --              989
                                         ----------- ------------ ------------ -------------  ------------- -------------
Segment Profit                           $   1,529   $     603    $      81    $      --      $     (26)    $      2,187
                                         =========== ============ ============ =============  ============= =============

BALANCE SHEET DATA:
Total Segment Assets                     $ 723,826   $   7,282    $     958    $     896      $  (2,425)    $    730,537
                                         =========== ============ ============ =============  ============= =============



                                                            FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                   $   4,275   $      16    $      --    $      --      $     (16)    $      4,275
   Non-Interest Income                       2,170       2,477          659           --             --            5,306
                                         ----------- ------------ ------------ -------------  ------------- -------------
   Total Revenues                            6,445       2,493          659           --            (16)           9,581

Provision for Loan Losses                      186          --           --           --             --              186
Non-Interest Expense                         4,490       1,821          647           --             --            6,958
Income Taxes                                   507         275            5           --             --              787
                                         ----------- ------------ ------------ -------------  ------------- -------------
Segment Profit                           $   1,262   $     397    $       7    $      --      $     (16)    $      1,650
                                         =========== ============ ============ =============  ============= =============

BALANCE SHEET DATA:
Total Segment Assets                     $ 524,764   $   4,919    $     719    $   1,893      $  (3,243)    $    529,052
                                         =========== ============ ============ =============  ============= =============


The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended June 30, 2000 and 1999.


                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                   $  11,107   $      39    $       2    $      --      $     (41)    $     11,107
   Non-Interest Income                       4,943       6,805        1,647           --             --           13,395
                                         ----------- ------------ ------------ -------------  ------------- -------------
   Total Revenues                           16,050       6,844        1,649           --            (41)          24,502

Provision for Loan Losses                      800          --           --           --             --              800
Non-Interest Expense                        11,738       4,876        1,338           --             --           17,952
Income Taxes                                   848         808          126           --             --            1,782
                                         ----------- ------------ ------------ -------------  ------------- -------------
Segment Profit                           $    2,664  $   1,160    $     185    $      --      $     (41)    $      3,968
                                         =========== ============ ============ =============  ============= =============

BALANCE SHEET DATA:
Total Segment Assets                     $ 723,826   $     7,282  $     958    $     896      $  (2,425)    $    730,537
                                         =========== ============ ============ =============  ============= =============


            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                         --------------------------------------------------------------------------------
                                            BANK      WESTFIELD      RINET        OTHER       INTERSEGMENT     TOTAL
                                         ----------- ------------ ------------ -------------  ------------- -------------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues from External Customers:
   Net Interest Income                   $   8,301   $      47    $      --    $      --      $     (47)    $      8,301
   Non-Interest Income                       4,222       4,985        1,417           --             --           10,624
                                         ----------- ------------ ------------ -------------  ------------- -------------
   Total Revenues                           12,523       5,032        1,417           --            (47)          18,925

Provision for Loan Losses                      424          --           --           --             --              424
Non-Interest Expense                         8,930       3,754        1,340           --             --           14,024
Income Taxes                                   907         523           32           --             --            1,462
                                         ----------- ------------ ------------ -------------  ------------- -------------
Segment Profit                           $   2,262   $     755    $      45    $      --      $     (47)    $      3,015
                                         =========== ============ ============ =============  ============= =============

BALANCE SHEET DATA:
Total Segment Assets                     $ 524,764   $   4,919    $     719    $   1,893      $  (3,243)    $    529,052
                                         =========== ============ ============ =============  ============= =============



(4)  RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June, 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which further amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. The Statements are effective for fiscal years beginning after June 15, 2000, and are not expected to have a material impact on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2000


     THIS QUARTERLY REPORT CONTAINS CERTAIN STATEMENTS THAT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER FACTORS, CHANGES IN LOAN DEFAULTS AND CHARGE-OFF RATES, REDUCTION IN DEPOSIT LEVELS NECESSITATING INCREASED BORROWING TO FUND LOANS AND INVESTMENTS, CHANGES IN INTEREST RATES, FLUCTUATIONS IN THE VALUE OF ASSETS UNDER MANAGEMENT AND OTHER SOURCES OF FEE INCOME, CHANGES IN ASSUMPTIONS USED IN MAKING SUCH FORWARD-LOOKING STATEMENTS, AS WELL AS THE FACTORS LISTED UNDER "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

     On October 31, 1997, the Company acquired Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. On October 15, 1999, the Company acquired RINET Company, Inc. ("RINET"), a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. Each acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company reflect the Company's financial position and the results of operations including Westfield and RINET on a consolidated basis for all periods presented.

     The Company conducts substantially all of its business through its wholly owned operating subsidiaries, the Bank, Westfield, and RINET. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $163.2 million, or 28.8%, to $730.5 million at June 30, 2000 from $567.4 million at December 31, 1999. This increase was primarily driven by deposit growth, which was used to fund new loans and purchase investment securities.

     INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $189.2 million, or 25.9% of total assets, at June 30, 2000, compared to $95.1 million, or 16.8% of total assets, at December 31, 1999. Of the $94.1 million increase in investments during the first half of 2000, $53.2 million was due to higher deposit balances, which resulted in an increase in cash and federal funds sold at quarter end. The remaining $40.9 million of this increase was due to funding of the investment portfolio. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and total bank liquidity.

     The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2000 and December 31, 1999:


                                                            AMORTIZED         UNREALIZED         MARKET
                                                               COST        GAINS     LOSSES       VALUE
                                                           ------------- ---------- ---------- --------------
                                                                            (IN THOUSANDS)
      AT JUNE 30, 2000
      U.S. Government and agencies                          $  69,919    $     27   $  (1,288)    $  68,658
      Municipal bonds                                          47,762          27        (391)       47,398
      Mortgage-backed securities                                4,002          --         (86)        3,916
                                                           ------------- ---------- ---------- --------------
         Total investments                                  $ 121,683    $     54   $  (1,765)    $ 119,972
                                                           ============= ========== ========== ==============

      AT DECEMBER 31, 1999
      U.S. Government and agencies                          $  36,174    $     --   $  (1,362)    $  34,812
      Municipal bonds                                          39,250           2        (459)       38,793
      Mortgage-backed securities                                5,627          --        (117)        5,510
                                                           ------------- ---------- ---------- --------------
         Total investments                                  $  81,051    $      2   $  (1,938)    $  79,115
                                                           ============= ========== ========== ==============


     LOANS. Total loans increased $70.4 million, or 15.6%, during the first half of 2000 to $520.8 million, or 71.3% of total assets, at June 30, 2000, from $450.4 million, or 79.4% of total assets, at December 31, 1999. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the strong local economy and the demand for financing. Commercial loans increased $34.8 million, or 18.2%, and residential mortgage loans increased $36.1 million, or 15.4%, during the first half of 2000.

     RISK ELEMENTS. Total non-performing assets, which consist of non-accrual loans and other real estate owned, decreased by $207,000 during the first six months of 2000 to $1.1 million, or 0.15% of total assets at June 30, 2000, from $1.3 million, or 0.23% of total assets at December 31, 1999. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

     At June 30, 2000, loans with an aggregate balance of $2.0 million, or 0.39% of total loans, were 30 to 89 days past due, a decrease of $26,000, or 1.3%, as compared to December 31, 1999. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

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

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. The allowance is calculated based on management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgment and experience of management.

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

     The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                   --------------------------------------------------------------------
                                                         2000             1999              2000              1999
                                                   ---------------  ----------------  ----------------  ---------------
                                                         (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Ending gross loans                                   $   520,822      $   394,852      $   520,822       $   394,852
                                                   ===============  ================  ================  ===============

Allowance for loan losses, beginning of period       $     5,666      $     4,641      $     5,336       $     4,386
   Provision for loan losses                                 500              186              800               424
   Charge-offs                                               (12)             (71)             (19)              (78)
   Recoveries                                                 70               77              107               101
                                                   ---------------  ----------------  ----------------  ---------------
Allowance for loan losses, end of period             $     6,224      $     4,833      $     6,224       $     4,833
                                                   ===============  ================  ================  ===============

Allowance for loan losses to ending gross loans            1.20%            1.22%             1.20%             1.22%
                                                   ===============  ================  ================  ===============


     DEPOSITS AND BORROWINGS. The Company experienced an increase in total deposits of $155.0 million, or 36.9%, during the first half of 2000, to $575.5 million, or 78.8% of total assets, at June 30, 2000, from $420.5 million, or 74.1% of total assets, at December 31, 1999. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first half of 2000. Most of the deposit increase was in demand deposits, NOW accounts, and money market accounts. The following table shows the composition of the Company's deposits at June 30, 2000 and December 31, 1999:


                                                           JUNE 30, 2000                  DECEMBER 31, 1999
                                                   ------------------------------   ------------------------------
                                                                     AS A % OF                        AS A % OF
                                                      BALANCE          TOTAL           BALANCE          TOTAL
                                                   --------------- --------------   --------------- --------------
  Demand deposits                                   $   88,682           15.4%       $   53,058           12.6%
  NOW                                                   61,120           10.6            40,875            9.7
  Savings                                                5,844            1.0             4,607            1.1
  Money Market                                         320,840           55.8           238,513           56.7
  Certificates of deposit under $100,000                19,954            3.5            22,394            5.3
  Certificates of deposit $100,000 or greater           79,085           13.7            61,088           14.6
                                                   --------------- --------------   --------------- --------------
    Total                                           $  575,525          100.0%       $  420,535          100.0%
                                                   =============== ============     =============== ==============


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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2000, cash, federal funds sold and securities available for sale amounted to $184.4 million, or 25.2% of total assets of the Company. This compares to $90.3 million, or 15.9% of total assets, at December 31, 1999.

      In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $242.0 million as of June 30, 2000. In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $75.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. Management believes that at June 30, 2000, the Bank had adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2000 Westfield had working capital of approximately $3.2 million. Management believes that at June 30, 2000, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

     RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At June 30, 2000 RINET had working capital of approximately $468,000. Management believes that at June 30, 2000, RINET had adequate liquidity to meet its commitments for the foreseeable future.

     The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

     CAPITAL RESOURCES. Total stockholders' equity of the Company at June 30, 2000 was $43.6 million, or 5.97% of total assets, compared to $39.1 million, or 6.90% of total assets at December 31, 1999. This increase was the result of the Company's net income for the first six months of 2000 of $4.0 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

     The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2000 and December 31, 1999:


                                                                                                   TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL ADEQUACY          UNDER PROMPT CORRECTIVE
                                            ACTUAL                         PURPOSES                  ACTION PROVISIONS
                                ------------------------------- ------------------------------- ----------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- --------------
  AS OF JUNE 30, 2000:

     Total risk-based capital
         Company                  $  47,056           11.31%      $  33,284        >   8.0%      $  41,605        > 10.0%
         Bank                        41,452           10.07          32,930            8.0          41,163          10.0
     Tier I risk-based
         Company                     41,843           10.06          16,642            4.0          24,963           6.0
         Bank                        36,293            8.82          16,465            4.0          24,698           6.0
      Tier I leverage capital
         Company                     41,843            6.20          27,004            4.0          33,755           5.0
         Bank                        36,293            5.43          26,739            4.0          33,424           5.0

  AS OF DECEMBER 31, 1999:

     Total risk-based capital
         Company                  $  41,792           11.84%      $  28,232        >   8.0%      $  35,290        > 10.0%
         Bank                        36,837           10.72          27,495            8.0          34,368          10.0
     Tier I risk-based
         Company                     37,369           10.59          14,116            4.0          21,174           6.0
         Bank                        32,528            9.46          13,747            4.0          20,621           6.0
      Tier I leverage capital
         Company                     37,369            6.79          22,006            4.0          27,507           5.0
         Bank                        32,528            5.99          21,720            4.0          27,150           5.0


RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED JUNE 30, 2000

     NET INCOME. The Company recorded net income of $2.2 million, or $0.18 per diluted share, for the quarter ended June 30, 2000. This represented a 32.5% increase over the net income of $1.7 million, or $0.14 per diluted share, for the same period in 1999.

     NET INTEREST INCOME. For the quarter ended June 30, 2000, net interest income was $6.0 million, an increase of $1.7 million, or 39.4%, over the same period in 1999. This increase was primarily attributable to an increase of $172.0 million, or 36.7%, in the average balance of earning assets. The Company's net interest margin was 3.81% for the second quarter of 2000, an increase of 9 basis points, or 2.4% compared to the same period last year.

     INTEREST INCOME. During the second quarter of 2000, interest income was $12.1 million, an increase of $3.7 million, or 44.5%, compared to $8.4 million for the same period in 1999. Interest income on commercial loans increased 39.0% to $5.1 million for the quarter ended June 30, 2000, compared to $3.7 million for the same period in 1999. Interest income from residential mortgage loans increased 32.1% to $4.4 million for the second quarter of 2000, compared to $3.3 million for the same period in 1999, and home equity and other loans increased 27.4% to $553,000 for the second quarter of 2000, compared to $434,000, for the same period in 1999. These increases were primarily due to an increase in loan volume, and to a lesser extent an increase in the average yield earned on commercial loans and home equity and other loans. The average balance of commercial loans increased 24.4% and the average rate increased 11.8%, or 100 basis points to 9.51% for the quarter ended June 30, 2000. The average balance of residential mortgage loans increased 33.5%, while the average rate decreased 1.0%, or 7 basis points to 6.90% for the same period, and the average balance of home equity and other loans increased 6.1%, and the average rate increased 20.1%, or 155 basis points to 9.26%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $1.1 million, or 115.9%, to $2.1 million for the quarter ended June 30, 2000, compared to $957,000 for the same period in 1999. This increase was primarily attributable to an increase in the average balance of $65.0 million, or 77.4%, combined with an increase in the average yield on investments of 98 basis points, or 21.7%.

     INTEREST EXPENSE. During the second quarter of 2000, interest expense was $6.1 million, an increase of $2.0 million, or 49.7%, compared to $4.1 million for the same period in 1999. This increase in the Company's interest expense was the result of an increase in the average balance of interest-bearing liabilities of $141.3 million, or 34.4% between the two periods, combined with a 10.9% increase in the average cost of interest-bearing liabilities to 4.44% for the second quarter of 2000, from 4.00% for the second quarter of 1999.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $500,000 for the quarter ended June 30, 2000, compared to $186,000 for the same period in 1999. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Net recoveries were $58,000 during the second quarter of 2000, compared to $6,000 for the same period in 1999.

     FEES AND OTHER INCOME. Fees and other income increased $1.6 million, or 29.9%, to $6.9 million for the three month period ending June 30, 2000, compared to $5.3 million for the same period in 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $1.5 million, or 33.7% to $5.9 million for the second quarter of 2000, compared to $4.4 million for the same period in 1999. This increase was primarily due to a 31.6% increase in assets under management, which were $3.0 billion on June 30, 1999, compared to $3.9 billion on June 30, 2000.

     Financial planning fees increased $194,000, or 29.8%, to $844,000 for the second quarter of 2000, compared to $650,000 for the same period in 1999. This increase was due to a combination of new clients, increased services to existing clients, and annual fee increases. Equity in losses of partnerships was $66,000 for the three months ended June 30, 2000 due to a reduction in the value of Westfield's general partnership interest in its hedge funds.

     Deposit account service fees decreased $11,000, or 13.1%, to $73,000 for the second quarter of 2000 as a result of higher average balances maintained in deposit accounts, which results in reduction or elimination of service fees. Gain on sale of loans decreased $35,000 to $4,000 for the second quarter of 2000 due to a lower volume of fixed rate loans sold in the secondary market. Other fee income increased $28,000 to $180,000 for the second quarter of 2000 due to a higher level of non-amortized loan fees.

     OPERATING EXPENSE. Total operating expense for the first half of 2000 increased $2.2 million, or 31.9% to $9.2 million compared to $7.0 million for the same period in 1999. This increase in total operating expense was attributable to the Company's continued growth and expansion. The Company has experienced a 38.1% increase in total balance sheet assets, a 31.6% increase in client assets under management, and a 16.6% increase in the number of employees from June 30, 1999 to June 30, 2000. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office as of February 1, 2000.

     Salaries and benefits, the largest component of operating expense, increased $1.4 million, or 28.8%, to $6.1 million for the quarter ended June 30, 2000, from $4.8 million for the same period in 1999. This increase was due to a 16.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $437,000, or 64.8%, to $1.1 million for the second quarter of 2000, from $674,000 for the same period last year. This increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $81,000, or 22.4% due to legal and consulting expenses incurred for strategic projects incurred during the second quarter of 2000, as well as higher audit fees as a result of the Company's continued growth.

     Marketing and business development increased $174,000, or 52.9%, to $503,000 for the second quarter of 2000. Of this increase $68,000 was a result of increased image advertising designed to increase the visibility of the Company and its products and services. The remaining increase of $107,000 was a result of increased business development activity due to growth in sales staff.

     Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $55,000, or 20.4%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

     Other expenses include supplies, telephone, postage, publications and subscriptions, and other miscellaneous business expenses. These expenses have increased $96,000, or 20.0% to $575,000, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $989,000 for the second quarter of 2000 as compared to $787,000 for the same period last year. The effective tax rate was 31.1% for the second quarter of 2000, compared to 32.3% for the same period in 1999. The decrease in the Company's effective tax rate is a result of a higher percentage of non-taxable investment income, and an increase in the amount of low income housing tax credits.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

     NET INCOME. The Company recorded net income of $4.0 million, or $0.33 per diluted share, for the six months ended June 30, 2000. This represented a 31.6% increase over net income of $3.0 million, or $0.25 per diluted share, for the same period in 1999. During the first half of 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000.

     NET INTEREST INCOME. For the six months ended June 30, 2000, net interest income was $11.1 million, an increase of $2.8 million, or 33.8%, over the same period in 1999. This increase was primarily attributable to an increase of $146.3 million, or 31.9%, in the average balance of earning assets. The Company's net interest margin increased 8 basis points, or 2.2%, to 3.76% for the six months ended June 30, 2000, compared to 3.68% for the same period last year.

     INTEREST INCOME. During the first half of 2000, interest income was $22.6 million, an increase of $6.2 million, or 38.0%, over the same period in 1999. Interest income on commercial loans increased 30.0% to $9.3 million for the six months ended June 30, 2000, compared to $7.2 million for the same period in 1999. Interest income from residential mortgage loans increased 33.0% to $8.5 million for the first half of 2000, compared to $6.4 million for the same period in 1999, and home equity and other loans increased 32.6% to $1.1 million for the first half of 2000, compared to $813,000, the same period in 1999. These increases were primarily due to an increase in loan volume, and to a lesser extent, an increase in the average yield earned on commercial loans and home equity and other loans. The average balance of commercial loans increased 18.0%, and the average rate increased 10.1%, or 86 basis points, to 9.37% for the six months ended June 30, 2000. The average balance of residential mortgage loans increased 34.6%, while the average rate decreased 1.2%, or 8 basis points, to 6.86% for the same period, and the average balance of home equity and other loans increased 13.4%, and the average rate increased 16.9%, or 129 basis points, to 8.94%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $1.7 million, or 85.8%, to $3.7 million for the six months ended June 30, 2000, compared to $2.0 million for the same period in 1999. This increase was primarily attributable to an increase in the average balance of $49.3 million, or 58.7%, combined with an increase in the average yield on investments of 160 basis points, or 17.1%.

     INTEREST EXPENSE. During the first half of 2000, interest expense was $11.4 million, an increase of $3.4 million, or 42.4%, compared to $8.0 million for the same period in 1999. This increase in the Company's interest expense is the result of an increase in the average balance of interest-bearing liabilities of $119.3 million, or 29.7%, between the two periods, combined with a 9.7% increase in the average cost of interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $800,000 for the six months ended June 30, 2000, compared to $424,000 for the same period in 1999. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Net recoveries were $88,000 during the first half of 2000, compared to $23,000 for the same period in 1999.

     FEES AND OTHER INCOME. Fees and other income increased $2.8 million, or 26.1%, to $13.4 million for the six month period ending June 30, 2000, compared to $10.6 million for the same period in 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $3.0 million, or 35.0%, to $11.6 million for the first half of 2000 compared to $8.6 million for the same period in 1999. This increase was primarily due to a 31.6% increase in assets under management, which were $3.0 billion on June 30, 1999, compared to $3.9 billion on June 30, 2000.

     Financial planning fees increased $242,000, or 17.3% to $1.6 million for the first half of 2000, compared to $1.4 million for the same period in 1999. This increase was due to a combination of new clients, increased services to existing clients, and annual fee increases. Equity in losses of partnerships was $241,000 for the six months ended June 30, 2000 due to a reduction in the value of Westfield's general partnership interest in its hedge funds.

     Deposit account service fees decreased $23,000, or 15.0%, to $130,000 for the first half of 2000 as a result of higher average balances maintained in deposit accounts, which results in reduction or elimination of service fees. Gain on sale of loans decreased $73,000 to $10,000 due to a lower volume of fixed rate loans sold in the secondary market.

     OPERATING EXPENSE. Total operating expense for the first half of 2000 increased $4.1 million, or 29.2%, to $18.0 million compared to $13.9 million for the same period in 1999. This increase in total operating expense was primarily attributable to the Company's continued growth and expansion. The Company has experienced a 38.1% increase in total balance sheet assets, a 31.6% increase in client assets under management, and a 16.6% increase in the number of employees from June 30, 1999 to June 30, 2000. In addition, the Company has expanded its facilities at its Boston headquarters, and opened a new banking office as of February 1, 2000.

     Salaries and benefits, the largest component of operating expense, increased $2.5 million, or 26.2%, to $12.1 million for the six months ended June 30, 2000, compared to $9.6 million for the same period in 1999. This increase was primarily due to a 16.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes thereon.

     Occupancy and equipment expense increased $864,000, or 65.0%, to $2.2 million for the first half of 2000, from $1.3 million for the same period last year. This increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $27,000, or 3.7% due to legal and consulting expenses incurred for strategic projects incurred during the first half of 2000, as well as higher audit fees as a result of the Company's continued growth.

     Marketing and business development increased $373,000, or 57.6%, to $1.0 million for the first half of 2000. Of this increase $222,000 was a result of increased image advertising designed to increase the visibility of the Company and its products and services. The remaining increase of $151,000 was a result of increased business development activity due to growth in sales staff.

     Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $124,000, or 23.7% as a result of increased service and volume related charges for processing banking transactions and maintaining custody of client assets under management.

     Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $148,000, or 16.1%, to $1.1 million, primarily as a result of increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. The Company recorded income tax expense of $1.8 million for the first half of 2000 as compared to $1.5 million for the same period last year. The effective tax rate was 31.0% for the first half of 2000, compared to 31.8% for the same period in 1999. The decrease in the Company's effective tax rate is a result of a higher percentage of non-taxable investment income, and an increase in the amount of low income housing tax credits.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 1999 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings. One of our subsidiaries has recently received correspondence on behalf of one of its former investment management clients claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the former client's portfolio performance targets. Our subsidiary disputes the former client's allegations and, if legal action is commenced, we intend to defend the matter vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     No changes in security holders' rights have taken place.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No defaults upon senior securities have taken place.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on April 19, 2000, stockholders of the Company approved the proposals to:

     (1) elect four (4) Class III Directors of the Company to serve until the 2002 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:


                                                        FOR                   AGAINST            WITHHELD
                                                        ---                   -------            --------
         Herbert S. Alexander                        7,869,125                  --               3,095
         Lynn Thompson Hoffman                       7,869,125                  --               3,095
         Richard N. Thielen                          7,868,925                  --               3,295
         Charles O. Wood III                         7,869,125                  --               3,095


         The term of office of each of Arthur J. Bauernfeind, Peter C. Bennett, Eugene S. Colangelo, C. Michael Hazard Dr. Allen Sinai and Timothy L. Vaill as a director of the Company continued after the annual meeting.

     (2) ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The votes for such proposal were as follows:


                                                         FOR                   AGAINST            WITHHELD
                                                         ---                   -------            --------
         KPMG LLP                                     7,854,515                 12,230             5,475


ITEM 5.  OTHER INFORMATION

     No information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Exhibit 27.1 Financial Data Schedule

(b)      Reports on Form 8-K.

     Form 8-K filed on June 27, 2000.
              Items reported:  Acquisition of Sand Hill Advisors, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                         (Registrant)



AUGUST 14, 2000                           /s/  TIMOTHY L.  VAILL
---------------                          ---------------------------------------
                                               Timothy L. Vaill
                                               Chairman and Chief
                                                  Executive Officer


AUGUST 14, 2000                           /s/  WALTER M. PRESSEY
---------------                          ---------------------------------------
                                               Walter M. Pressey
                                               Executive Vice President and
                                                  Chief Financial Officer