Form 10-Q
period 2000-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2000-11-13
CIK 821127

 QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 13, 2000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts (State or other jurisdiction of incorporation or organization)	04-2976299 (I.R.S. Employer Identification Number)
Ten Post Office Square Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)

(617) 912-1900
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

Common Stock—Par Value $1.00	15,560,119 shares
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC
FORM 10-Q
TABLE OF CONTENTS

PAGE
Cover Page	1
Index	2

PART I—FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Stockholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 2	Changes in Securities and Use of Proceeds	21
Item 3	Defaults upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Other Information	21
Item 6	Exhibits and Reports on Form 8-K	21
	Signature Page	22

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited) September 30, 2000	December 31, 1999
	(In thousands, except share data)
Assets:
Cash and due from banks	$46,993	$11,190
Federal funds sold	62,000	—
Investment securities available for sale (amortized cost of $110,527 and $75,424, respectively)	109,338	73,605
Mortgage-backed securities available for sale (amortized cost of $3,593 and $5,627, respectively)	3,558	5,510
Loans receivable:
Commercial	247,649	190,817
Residential mortgage	313,434	234,185
Home equity	25,844	25,039
Other	444	347

Total loans	587,371	450,388
Less allowance for loan losses	(6,733)	(5,336)

Net loans	580,638	445,052
Stock in the Federal Home Loan Bank of Boston	4,830	4,830
Premises and equipment, net	6,326	4,739
Excess of cost over net assets acquired, net	18,338	3,015
Fees receivable	6,685	6,320
Accrued interest receivable	4,754	3,597
Other assets	8,061	9,515

Total assets	$851,521	$567,373

Liabilities:
Deposits	$648,815	$420,535
Securities sold under agreements to repurchase	28,610	16,551
FHLB borrowings	65,322	80,672
Accrued interest payable	1,531	1,281
Other liabilities	13,701	9,189

Total liabilities	757,979	528,228

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 30,000,000 shares issued: 15,551,344 shares at September 30, 2000 and 11,616,070 shares at December 31, 1999	15,551	11,616
Additional paid-in capital	56,761	12,341
Retained earnings	22,164	16,747
Stock subscriptions receivable	(150)	(320)
Accumulated other comprehensive income (loss)	(784)	(1,239)

Total stockholders' equity	93,542	39,145

Total liabilities and stockholders' equity	$851,521	$567,373

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
		(In thousands, except per share data)
Interest and dividend income:
Loans	$11,337	$7,847	$30,224	$22,216
Taxable investment securities	899	359	2,284	1,063
Non-taxable investment securities	505	361	1,315	909
Mortgage-backed securities	61	93	196	365
FHLB stock dividends	96	89	264	239
Federal funds sold and other	660	173	1,826	470

Total interest and dividend income	13,558	8,922	36,109	25,262

Interest expense:
Deposits	5,592	3,128	14,160	8,743
FHLB borrowings	1,123	1,113	3,403	3,290
Securities sold under agreements to repurchase	346	151	933	336
Federal funds purchased and other	69	45	78	108

Total interest expense	7,130	4,437	18,574	12,477

Net interest income	6,428	4,485	17,535	12,785
Provision for loan losses	500	325	1,300	749

Net interest income after provision for loan losses	5,928	4,160	16,235	12,036

Fees and other income:
Investment management and trust	7,004	4,392	18,596	12,981
Financial planning fees	947	937	2,585	2,333
Equity in earnings (losses) of partnerships	38	—	(203)	90
Deposit account service charges	77	64	207	216
Gain on sale of loans	26	25	37	108
Gain on sale of investment securities	27	2	27	48
Other	154	162	419	431

Total fees and other income	8,273	5,582	21,668	16,207

Operating expense:
Salaries and employee benefits	7,003	5,336	19,125	14,942
Occupancy and equipment	1,192	759	3,385	2,088
Professional services	648	450	1,409	1,184
Marketing and business development	447	247	1,467	896
Contract services and processing	337	275	984	797
Amortization of intangibles	158	71	300	213
Other	746	429	1,812	1,345

Total operating expense	10,531	7,567	28,482	21,465

Income before income taxes	3,670	2,175	9,421	6,778
Income tax expense	1,169	628	2,952	2,091

Income before cumulative effect of change in accounting principle	2,501	1,547	6,469	4,687
Cumulative effect of change in accounting principle	—	—	—	125

Net income	$2,501	$1,547	$6,469	$4,562

Per share data:
Basic earnings per share
Income before cumulative effect of change in accounting principle	$0.21	$0.13	$0.55	$0.40
Cumulative effect of change in accounting principle	—	—	—	0.01

Net Income	$0.21	$0.13	$0.55	$0.39

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.20	$0.13	$0.53	$0.39
Cumulative effect of change in accounting principle	—	—	—	0.01

Net Income	$0.20	$0.13	$0.53	$0.38

Average common shares outstanding	11,971,893	11,611,841	11,788,523	11,583,061
Average diluted shares outstanding	12,581,881	11,920,001	12,277,366	11,901,620

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 1998	$11,513	$11,932	$9,551	$(495)	$112	$32,613
Net income	—	—	4,562	—	—	4,562
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(956)	(956)

Total other comprehensive income						3,606
Proceeds from issuance of 40,769 shares of common stock	41	279	—	—	—	320
Stock options exercised	57	100	—	—	—	157
Stock subscription payments	—	—	—	171	—	171

Balance at September 30, 1999	$11,611	$12,311	$14,113	$(324)	$(844)	$36,867

Balance at December 31, 1999	$11,616	$12,341	$16,747	$(320)	$(1,239)	$39,145
Net income	—	—	6,469	—	—	6,469
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	455	455

Total other comprehensive income						6,924
Dividends paid to shareholders	—	—	(1,052)	—	—	(1,052)
Proceeds from issuance of 3,935,274 shares of common stock	3,777	43,978	—	—	—	47,755
Stock options exercised	158	442	—	—	—	600
Stock subscription payments	—	—	—	170	—	170

Balance at September 30, 2000	$15,551	$56,761	$22,164	$(150)	$(784)	$93,542

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$6,469	$4,562
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,761	1,154
Gain on sale of loans	(37)	(108)
Gain on sale of investment securities	(27)	(48)
Provision for loan losses	1,300	749
Distributed (undistributed) earnings of partnership investments	2,259	1,732
Loans originated for sale	(1,904)	(10,980)
Proceeds from sale of loans	1,941	11,088
(Increase) decrease in:
Fees receivable	(365)	(264)
Accrued interest receivable	(1,157)	(587)
Other assets	(561)	(1,413)
Increase (decrease) in:
Accrued interest payable	250	600
Other liabilities	628	466

Net cash provided (used) by operating activities	10,557	6,951

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	(62,000)	11,000
Investment securities available for sale:
Purchases	(68,507)	(55,980)
Sales	2,027	6,402
Maturities	31,120	31,905
Mortgage-backed securities available for sale:
Sales	—	3,334
Principal payments	2,015	2,366
Net decrease (increase) in loans	(137,294)	(71,040)
Purchase of FHLB stock	—	(112)
Recoveries on loans previously charged off	116	113
Capital expenditures	(2,454)	(791)
Cash and cash equivalents for acquisition	(9,268)	—

Net cash provided (used) by investing activities	(244,245)	(72,803)

Cash flows from financing activities:
Net increase (decrease) in deposits	228,280	42,921
Net increase (decrease) in repurchase agreements	12,059	2,144
Net increase (decrease) in federal funds purchased	—	8,000
FHLB advances:
Proceeds	3,000	91,629
Repayments	(18,350)	(77,219)
Proceeds from stock subscriptions receivable	170	171
Dividends paid to stockholders	(1,052)	—
Proceeds from issuance of common stock	45,384	477

Net cash provided (used) by financing activities	269,491	68,123

Net increase (decrease) in cash and due from banks	35,803	2,271
Cash and due from banks at beginning of year	11,190	12,949

Cash and due from banks at end of period	$46,993	$15,220

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$18,333	$11,877
Cash paid during the period for income taxes	3,631	1,059
Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the assets of Sand Hill Advisors for $16.5 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$16,124	—
Cash paid at close	(12,240)	—

Liabilities assumed	$3,884	—

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

    The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), Boston Private Investment Management, Inc. ("BPIM"), RINET Company ("RINET"), and Sand Hill Advisors, Inc. ("Sand Hill"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. BPIM's consolidated financial statements include the accounts of its wholly owned subsidiary, Westfield Capital Management Company ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended September 30,			Three Months Ended September 30,
	2000			1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$2,501	11,972	$0.21	$1,547	11,612	$0.13

Effect of Dilutive Securities
Stock Options	—	610		—	308

Diluted EPS

Net Income	$2,501	12,582	$0.20	$1,547	11,920	$0.13

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2000			1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$6,469	11,789	$0.55	$4,562	11,583	$0.39

Effect of Dilutive Securities
Stock Options	—	488		—	319

Diluted EPS

Net Income	$6,469	12,277	$0.53	$4,562	11,902	$0.38

(3) Business Segments

Management Reporting

    The Company has four reportable segments, the Bank, Westfield, RINET, and Sand Hill. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

    Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios, and also acts as the investment manager for six limited partnerships. Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

    RINET provides fee-only financial planning, tax planning and asset allocation services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans and alternative investment analysis.

    Sand Hill provides investment management services to high net worth individuals primarily in Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also manages concentrated or single-stock positions.

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

Reconciliation of Reportable Segment Items

    The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2000 and 1999.

	For the Three Months Ended September 30, 2000
	Bank	Westfield	RINET	SHA	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$6,490	$23	$—	$—	$(62)	$(23)	$6,428
Non-Interest Income	2,701	4,202	938	431	1	—	8,273

Total Revenues	9,191	4,225	938	431	(61)	(23)	14,701
Provision for Loan Losses	500	—	—	—	—	—	500
Non-Interest Expense	6,567	2,885	772	368	(61)	—	10,531
Income Taxes	525	550	68	26	—	—	1,169

Segment Profit	$1,599	$790	$98	$37	$—	$(23)	$2,501

Balance Sheet Data:
Total Segment Assets	$826,878	$9,268	$1,762	$16,684	$29,608	$(32,679)	$851,521

	For the Three Months Ended September 30, 1999
	Bank	Westfield	RINET	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$4,485	$26	$—	$—	$(26)	$4,485
Non-Interest Income	2,220	2,405	957	—	—	5,582

Total Revenues	6,705	2,431	957	—	(26)	10,067
Provision for Loan Losses	325	—	—	—	—	325
Non-Interest Expense	4,658	2,006	903	—	—	7,567
Income Taxes	432	174	22	—	—	628

Segment Profit	$1,290	$251	$32	$—	$(26)	$1,547

Balance Sheet Data:
Total Segment Assets	$525,619	$5,792	$1,136	$944	$(2,881)	$530,610

    The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended September 30, 2000 and 1999.

	For the Nine Months Ended September 30, 2000
	Bank	Westfield	RINET	SHA	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$17,597	$62	$1	$—	$(62)	$(63)	$17,535
Non-Interest Income	7,642	11,007	2,585	431	3	—	21,668

Total Revenues	25,239	11,069	2,586	431	(59)	(63)	39,203
Provision for Loan Losses	1,300	—	—	—	—	—	1,300
Non-Interest Expense	18,304	7,761	2,108	368	(59)	—	28,482
Income Taxes	1,373	1,358	195	26	—	—	2,952

Segment Profit	$4,262	$1,950	$283	37	$—	$(63)	$6,469

Balance Sheet Data:
Total Segment Assets	$826,878	$9,268	$1,762	$16,684	$29,608	$(32,679)	$851,521

	For the Nine Months Ended September 30, 1999
	Bank	Westfield	RINET	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$12,785	$73	$—	$—	$(73)	$12,785
Non-Interest Income	6,442	7,390	2,375	—	—	16,207

Total Revenues	19,227	7,463	2,375	—	(73)	28,992
Provision for Loan Losses	749	—	—	—	—	749
Non-Interest Expense	13,588	5,759	2,243	—	—	21,590
Income Taxes	1,340	697	54	—	—	2,091

Segment Profit	$3,550	$1,007	$78	$—	$(73)	$4,562

Balance Sheet Data:
Total Segment Assets	$525,619	$5,792	$1,136	$944	$(2,881)	$530,610

(4) Recent Accounting Developments

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June, 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which further amends SFAS No. 133 and addresses a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. The Statements are effective for fiscal years beginning after June 15, 2000, and are not expected to have a material impact on the Company's consolidated financial statements.

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which supercedes the guidance of SFAS No. 125. The provisions of SFAS No. 140 will become effective for certain transactions occurring after March 21, 2001 and for disclosures relating to certain transactions for fiscal years ending after December 15, 2000. Management does not expect SFAS No. 140 to have a material impact on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended September 30, 2000

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

    On October 31, 1997, the Company acquired Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. On October 15, 1999, the Company acquired RINET Company, Inc. ("RINET"), a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. Each of these acquisitions were accounted for as a "pooling of interests." Accordingly, the results of operations of the Company reflect the Company's financial position and the results of operations including Westfield and RINET on a consolidated basis for all periods presented.

    On August 31, 2000, the Company acquired Sand Hill Advisors, Inc. ("Sand Hill"), an 18-year old investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. This acquisition was accounted for as a "purchase of assets". Accordingly, the results of operations of the Company reflect the Company's financial position and the results of operations including Sand Hill on a consolidated basis since the date of the acquisition.

    The Company conducts substantially all of its business through its wholly owned operating subsidiaries, the Bank, Westfield, RINET, and Sand Hill. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

Financial Condition

    Total Assets.  Total assets increased $284.1 million, or 50.1%, to $851.5 million at September 30, 2000 from $567.4 million at December 31, 1999. This increase was primarily driven by deposit growth, which was used to fund new loans and purchase investment securities. In addition, the increase includes net proceeds of $44.2 million from the Company's common stock offering completed on September 29, 2000.

    Investments.  Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $226.7 million, or 26.6% of total assets, at September 30, 2000, compared to $95.1 million, or 16.8% of total assets, at December 31, 1999. Of the $131.6 million increase in investments during the first nine months of 2000, $97.8 million was due to higher deposit balances, which resulted in an increase in cash and federal funds sold at quarter end. The remaining $33.8 million of this increase was due to funding of the investment portfolio. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and total bank liquidity.

    The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2000 and December 31, 1999:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(In thousands)
At September 30, 2000
U.S. Government and agencies	$55,016	$141	$(997)	$54,160
Municipal bonds	55,511	32	(365)	55,178
Mortgage-backed securities	3,593	—	(35)	3,558

Total investments	$114,120	$173	$(1,397)	$112,896

At December 31, 1999
U.S. Government and agencies	$36,174	$—	$(1,362)	$34,812
Municipal bonds	39,250	2	(459)	38,793
Mortgage-backed securities	5,627	—	(117)	5,510

Total investments	$81,051	$2	$(1,938)	$79,115

    Loans.  Total loans increased $137.0 million, or 30.4%, during the first nine months of 2000 to $587.4 million, or 69.0% of total assets, at September 30, 2000, from $450.4 million, or 79.4% of total assets, at December 31, 1999. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the strong local economy and the demand for financing. Commercial loans increased $56.8 million, or 29.8%, and residential mortgage loans increased $79.2 million, or 33.8%, during the first nine months of 2000.

    Risk Elements.  Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $623,000 during the first nine months of 2000 to $1.9 million, or 0.23% of total assets at September 30, 2000, from $1.3 million, or 0.23% of total assets at December 31, 1999. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

    At September 30, 2000, loans with an aggregate balance of $316,000, or 0.05% of total loans, were 30 to 89 days past due, a decrease of $1.7 million as compared to $2.0 million, or 0.45% of total loans as of December 31, 1999. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

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

    The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands)		(Dollars in thousands)
Ending gross loans	$587,371	$420,160	$587,371	$420,160

Allowance for loan losses, beginning of period	$6,224	$4,833	$5,336	$4,386
Provision for loan losses	500	325	1,300	749
Charge-offs	0	(64)	(19)	(142)
Recoveries	9	12	116	113

Allowance for loan losses, end of period	$6,733	$5,106	$6,733	$5,106

Allowance for loan losses to ending gross loans	1.15%	1.22%	1.15%	1.22%

    Deposits and Borrowings.  The Company experienced an increase in total deposits of $228.3 million, or 54.3%, during the first nine months of 2000, to $648.8 million, or 76.2% of total assets, at September 30, 2000, from $420.5 million, or 74.1% of total assets, at December 31, 1999. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first nine months of 2000. The following table shows the composition of the Company's deposits at September 30, 2000 and December 31, 1999:

	September 30, 2000		December 31, 1999
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits	$98,603	15.2%	$53,058	12.6%
NOW	63,180	9.7	40,875	9.7
Savings	6,928	1.1	4,607	1.1
Money Market	359,735	55.5	238,513	56.7
Certificates of deposit under $100,000	21,039	3.2	22,394	5.3
Certificates of deposit $100,000 or greater	99,330	15.3	61,088	14.6

Total	$648,815	100.0%	$420,535	100.0%

    Liquidity.  Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, financial planning fees, deposit inflows, loan repayments, borrowed funds, and cash flows from investment securities. These sources fund the Company's lending and investment activities.

    Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2000, cash, federal funds sold and securities available for sale amounted to $221.9 million, or 26.1% of total assets of the Company. This compares to $90.3 million, or 15.9% of total assets, at December 31, 1999.

    In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $262.0 million as of September 30, 2000. In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $71.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. Management believes that at September 30, 2000, the Bank had adequate liquidity to meet its commitments for the foreseeable future.

    Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At September 30, 2000 Westfield had working capital of approximately $3.5 million. Management believes that at September 30, 2000, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

    RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At September 30, 2000 RINET had working capital of approximately $500,000. Management believes that at September 30, 2000, RINET had adequate liquidity to meet its commitments for the foreseeable future.

    Sand Hill's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At September 30, 2000 Sand Hill had working capital of approximately $300,000. Management believes that at September 30, 2000, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

    The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

    Capital Resources.  Total stockholders' equity of the Company at September 30, 2000 was $93.5 million, or 11.0% of total assets, compared to $39.1 million, or 6.90% of total assets at December 31, 1999. Of this increase, $44.2 million was due to the net proceeds of a common stock offering on September 29, 2000. The remaining increase was the result of the Company's net income for the first nine months of 2000 of $6.5 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

    The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2000 and December 31, 1999:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2000:
Total risk-based capital
Company	$81,914	17.30%	$37,870	> 8.0%	$47,337	> 10.0%
Bank	50,780	10.89	37,293	8.0	46,616	10.0
Tier I risk-based
Company	75,987	16.05	18,935	4.0	28,402	6.0
Bank	44,942	9.64	18,647	4.0	27,970	6.0
Tier I leverage capital
Company	75,987	10.36	29,334	4.0	36,667	5.0
Bank	44,942	6.11	29,425	4.0	36,781	5.0
As of December 31, 1999:
Total risk-based capital
Company	$41,792	11.84%	$28,232	> 8.0%	$35,290	> 10.0%
Bank	36,837	10.72	27,495	8.0	34,368	10.0
Tier I risk-based
Company	37,369	10.59	14,116	4.0	21,174	6.0
Bank	32,528	9.46	13,747	4.0	20,621	6.0
Tier I leverage capital
Company	37,369	6.79	22,006	4.0	27,507	5.0
Bank	32,528	5.99	21,720	4.0	27,150	5.0

Results of Operations for the Three Months Ended September 30, 2000

    Net Income.  The Company recorded net income of $2.5 million, or $0.20 per diluted share, for the quarter ended September 30, 2000. This represented a 61.7% increase over the net income of $1.5 million, or $0.13 per diluted share, for the same period in 1999.

    Net Interest Income.  For the quarter ended September 30, 2000, net interest income was $6.4 million, an increase of $1.9 million, or 43.3%, over the same period in 1999. This increase was primarily attributable to an increase of $210.9 million, or 42.9%, in the average balance of earning assets. The Company's net interest margin was 3.75% for the third quarter of 2000, an increase of 2 basis points compared to the same period last year.

    Interest Income.  During the third quarter of 2000, interest income was $13.6 million, an increase of $4.6 million, or 52.0%, compared to $8.9 million for the same period in 1999. Interest income on commercial loans increased 46.4% to $5.6 million for the quarter ended September 30, 2000, compared to $3.8 million for the same period in 1999. Interest income from residential mortgage loans increased 45.7% to $5.2 million for the third quarter of 2000, compared to $3.6 million for the same period in 1999, and home equity and other loans increased 20.6% to $585,000 for the third quarter of 2000, compared to $485,000, for the same period in 1999. These increases were primarily due to an increase in loan volume, and to a lesser extent an increase in the average yield. The average balance of commercial loans increased 32.1% and the average rate increased 10.9%, or 95 basis points to 9.74% for the quarter ended September 30, 2000. The average balance of residential mortgage loans increased 40.8%, and the average rate increased 3.4%, or 24 basis points to 7.06% for the same period. The average balance of home equity and other loans was flat, while the average rate increased 20.6%, or 167 basis points to 9.77%.

    Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $1.1 million, or 106.6%, to $2.2 million for the quarter ended September 30, 2000, compared to $1.1 million for the same period in 1999. This increase was primarily attributable to an increase in the average balance of $70.2 million, or 81.3%, combined with an increase in the average yield on investments of 50 basis points, or 8.5%.

    Interest Expense.  During the third quarter of 2000, interest expense was $7.1 million, an increase of $2.7 million, or 60.7%, compared to $4.4 million for the same period in 1999. This increase in the Company's interest expense was the result of an increase in the average balance of interest-bearing liabilities of $178.8 million, or 42.1% between the two periods, combined with a 12.4% increase in the average cost of interest-bearing liabilities to 4.73% for the third quarter of 2000, from 4.21% for the third quarter of 1999.

    Provision for Loan Losses.  The provision for loan losses was $500,000 for the quarter ended September 30, 2000, compared to $325,000 for the same period in 1999. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Net recoveries were $9,000 during the third quarter of 2000, compared to net charge-offs of $52,000 for the same period in 1999.

    Fees and Other Income.  Fees and other income increased $2.7 million, or 48.2%, to $8.3 million for the three month period ending September 30, 2000, compared to $5.6 million for the same period in 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $2.6 million, or 59.5% to $7.0 million for the third quarter of 2000, compared to $4.4 million for the same period in 1999. Of this increase in fee income, $431,000, or 9.8% was due to the purchase acquisition of Sand Hill on August 31, 2000. The remaining increase was primarily due to a 95.9% increase in assets under management, which were $3.0 billion on September 30, 1999, compared to $5.8 billion on September 30, 2000. Of this increase in assets under management, $1.2 billion, or 42.6% was due to the acquisition of Sand Hill.

    Financial planning fees increased $10,000, or 1.1%, to $947,000 for the third quarter of 2000, compared to $937,000 for the same period in 1999. Equity in earnings of partnerships was $38,000 for the three months ended September 30, 2000 due to an increase in the market value of Westfield's general partnership interest in its hedge funds.

    Deposit account service fees increased $13,000, or 20.3%, to $77,000 for the third quarter of 2000 as a result of a larger number of deposit accounts and an increased level of transaction-based charges. Gain on sale of investment securities was $27,000 for the third quarter of 2000 as compared to $2,000 for the same period in 1999. Other fee income, which consists primarily of non-amortizing loan fees and cash management fees decreased $8,000 to $154,000 for the third quarter of 2000 due to a lower level of late fees and servicing fees on commercial loans.

    Operating Expense.  Total operating expense for the first nine months of 2000 increased $3.0 million, or 39.2% to $10.5 million compared to $7.6 million for the same period in 1999. Of this increase, $368,000, or 4.9% was due to the acquisition of Sand Hill, and the remainder was attributable to the Company's continued growth and expansion. The Company has experienced a 60.5% increase in total balance sheet assets, a 95.9% increase in client assets under management, and a 17.5% increase in the number of employees from September 30, 1999 to September 30, 2000. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office as of February 1, 2000.

    Salaries and benefits, the largest component of operating expense, increased $1.7 million, or 31.2%, to $7.0 million for the quarter ended September 30, 2000, from $5.3 million for the same period in 1999. Of this increase, $232,000, or 4.3% was due to the acquisition of Sand Hill. The remaining increase was due to a 17.5% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes thereon.

    Occupancy and equipment expense increased $433,000, or 57.0%, to $1.2 million for the third quarter of 2000, from $759,000 for the same period last year. Of this increase, $22,000, or 2.9% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

    Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $198,000, or 44.0% due to legal and consulting expenses incurred for strategic projects during the third quarter of 2000, as well as higher audit fees as a result of the Company's continued growth.

    Marketing and business development increased $200,000, or 81.0%, to $447,000 for the third quarter of 2000. Of this increase $78,000 was a result of increased image advertising designed to increase the visibility of the Company and its products and services. The remaining increase of $135,000 was a result of increased business development activity due to growth in sales staff.

    Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $62,000, or 22.5%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

    Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $317,000, or 73.9% to $746,000, primarily as a result of increased business volume and an increase in the number of employees.

    Income Tax Expense.  The Company recorded income tax expense of $1.2 million for the third quarter of 2000 as compared to $628,000 for the same period last year. The effective tax rate was 31.9% for the third quarter of 2000, compared to 28.9% for the same period in 1999. The increase in the Company's effective tax rate is a result of a higher percentage of fully taxable income.

Results of Operations for the Nine Months Ended September 30, 2000

    Net Income.  The Company recorded net income of $6.5 million, or $0.53 per diluted share, for the nine months ended September 30, 2000. This represented a 41.8% increase over net income of $4.6 million, or $0.38 per diluted share, for the same period in 1999. During the first nine months of 1999, the Company implemented an accounting change that resulted in a non-recurring charge of $125,000.

    Net Interest Income.  For the nine months ended September 30, 2000, net interest income was $17.5 million, an increase of $4.7 million, or 37.2%, over the same period in 1999. This increase was primarily attributable to an increase of $167.2 million, or 35.6%, in the average balance of earning assets. The Company's net interest margin increased 7 basis points, or 1.9%, to 3.76% for the nine months ended September 30, 2000, compared to 3.69% for the same period last year.

    Interest Income.  During the first nine months of 2000, interest income was $36.1 million, an increase of $10.8 million, or 42.9%, over the same period in 1999. Interest income on commercial loans increased 35.6% to $14.9 million for the nine months ended September 30, 2000, compared to $11.0 million for the same period in 1999. Interest income from residential mortgage loans increased 37.5% to $13.7 million for the first nine months of 2000, compared to $10.0 million for the same period in 1999, and interest income on home equity and other loans increased 28.2% to $1.6 million for the first nine months of 2000, compared to $1.3 million for the same period in 1999. These increases were primarily due to an increase in loan volume, and to a lesser extent, an increase in the average yield earned. The average balance of commercial loans increased 22.8%, and the average rate increased 10.4%, or 90 basis points, to 9.50% for the nine months ended September 30, 2000. The average balance of residential mortgage loans increased 36.9%, while the average rate increased 0.5%, or 3 basis points, to 6.93% for the same period, and the average balance of home equity and other loans increased 8.5%, and the average rate increased 18.1%, or 141 basis points, to 9.21%.

    Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $2.8 million, or 93.2%, to $5.9 million for the nine months ended September 30, 2000, compared to $3.0 million for the same period in 1999. This increase was primarily attributable to an increase in the average balance of $55.6 million, or 65.1%, combined with an increase in the average yield on investments of 215 basis points, or 13.0%.

    Interest Expense.  During the first nine months of 2000, interest expense was $18.6 million, an increase of $6.1 million, or 48.9%, compared to $12.5 million for the same period in 1999. This increase in the Company's interest expense is the result of an increase in the average balance of interest-bearing liabilities of $139.9 million, or 34.2%, between the two periods, combined with a 10.2% increase in the average cost of interest-bearing liabilities.

    Provision for Loan Losses.  The provision for loan losses was $1.3 million for the nine months ended September 30, 2000, compared to $749,000 for the same period in 1999. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Net recoveries were $97,000 during the first nine months of 2000, compared to net charge-offs of $29,000 for the same period in 1999.

    Fees and Other Income.  Fees and other income increased $5.5 million, or 33.7%, to $21.7 million for the nine month period ending September 30, 2000, compared to $16.2 million for the same period in 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $5.6 million, or 43.3%, to $18.6 million for the first nine months of 2000 compared to $13.0 million for the same period in 1999. Of this increase in fee income, $431,000, or 3.3% was due to the purchase acquisition of Sand Hill on August 31, 2000. The remaining increase was primarily due to a 95.9% increase in assets under management, which were $3.0 billion on September 30, 1999, compared to $5.8 billion on September 30, 2000. Of this increase in assets under management, $1.2 billion, or 42.6% was due to the acquisition of Sand Hill.

    Financial planning fees increased $252,000, or 10.8% to $2.6 million for the first nine months of 2000, compared to $2.3 million for the same period in 1999. This increase was due to a combination of new clients, increased services to existing clients, and annual fee increases. Equity in losses of partnerships was $203,000 for the nine months ended September 30, 2000 due to a reduction in the market value of Westfield's general partnership interest in its hedge funds.

    Deposit account service fees decreased $9,000, or 4.2%, to $207,000 for the first nine months of 2000 as a result of higher average balances maintained in deposit accounts, which resulted in the reduction or elimination of account service fees. Gain on sale of loans decreased $71,000 to $37,000 due to a lower volume of fixed rate loans sold in the secondary market.

    Operating Expense.  Total operating expense for the first nine months of 2000 increased $7.0 million, or 32.7%, to $28.5 million compared to $21.5 million for the same period in 1999. Of this increase, $368,000, or 1.7% was due to the acquisition of Sand Hill, and the remainder was attributable to the

Company's continued growth and expansion. The Company has experienced a 60.5% increase in total balance sheet assets, a 95.9% increase in client assets under management, and a 17.5% increase in the number of employees from September 30, 1999 to September 30, 2000. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office as of February 1, 2000.

    Salaries and benefits, the largest component of operating expense, increased $4.2 million, or 28.0%, to $19.1 million for the nine months ended September 30, 2000, compared to $14.9 million for the same period in 1999. Of this increase, $232,000, or 1.6% was due to the acquisition of Sand Hill. The remaining increase was primarily due to a 17.5% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes thereon.

    Occupancy and equipment expense increased $1.3 million, or 62.1%, to $3.4 million for the first nine months of 2000, from $2.1 million for the same period last year. Of this increase, $22,000, or 1.1% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

    Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $225,000, or 19.0% due to legal and consulting expenses incurred for strategic projects during the first nine months of 2000, as well as higher audit fees as a result of the Company's continued growth.

    Marketing and business development increased $571,000, or 63.7%, to $1.5 million for the nine months of 2000. Of this increase $300,000 was a result of increased image advertising designed to increase the visibility of the Company and its products and services. The remaining increase of $271,000 was a result of increased business development activity due to growth in sales staff.

    Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $187,000, or 23.5% as a result of increased service and volume related charges for processing banking transactions and maintaining custody of client assets under management.

    Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $467,000, or 34.7%, to $1.8 million, primarily as a result of increased business volume and an increase in the number of employees.

    Income Tax Expense.  The Company recorded income tax expense of $3.0 million for the first nine months of 2000 as compared to $2.1 million for the same period last year. The effective tax rate was 31.3% for the first nine months of 2000, compared to 30.9% for the same period in 1999. The increase in the Company's effective tax rate is a result of a higher percentage of fully taxable income.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

    For information related to this item, see the Company's December 31, 1999 Form 10-K, Item 6—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

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

Item 5.  Other Information

    No information to report.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit 27.1	Financial Data Schedule
Exhibit 2.1	Asset Purchase Agreement for Sand Hill Advisors, Inc. Excluding schedules and exhibits, which the Registrant agrees to furnish supplementary to the Commission upon request
Exhibit 2.2	Amendment No. 1 to the Asset Purchase Agreement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (Registrant)
November 13, 2000	By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
November 13, 2000	By:	/s/ WALTER M. PRESSEY Walter M. Pressey Executive Vice President and Chief Financial Officer

QuickLinks

BOSTON PRIVATE FINANCIAL HOLDINGS, INC FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Quarter Ended September 30, 2000
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
  PART II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of the Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES