Form 10-K
period 2000-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2001-03-01
CIK 821127

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 1, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code): (617) 912-1900
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	NA

Securities registered pursuant to Section 12 (g) of the Act:
 Common Stock, Par Value $1.00 Per Share
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K./ /

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on the Nasdaq National Market System on February 20, 2001 was $225,046,248.

   15,654,696 shares of the registrant's common stock were outstanding on February 20, 2001.

Documents Incorporated by Reference

   Portions of the registrant's proxy statement for the Company's 2001 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

    The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, expectations as to growth in assets, deposits and results of operations, success of the acquisition of Taylor Investments, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth in Part II, Item 7 under the heading "Risk Factors and Factors Affecting Forward-Looking Statements."

PART I

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

    On August 31, 2000, the Company acquired Sand Hill Advisors, Inc. ("Sand Hill"), an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. This acquisition was accounted for as a "purchase of assets". Accordingly, the results of operations of the Company reflect the Company's financial position and the results of operations including Sand Hill on a consolidated basis since the date of the acquisition.

    On October 15, 1999, the Company merged with RINET Company, Inc. ("RINET"), a Massachusetts corporation engaged in providing financial planning services to high net worth individuals, in exchange for 765,697 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company have been restated to reflect the results of operations, including RINET, on a consolidated basis.

    On October 31, 1997, the Company merged with Westfield Capital Management Company, Inc. ("Westfield"), a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests." Accordingly, the results of operations of the Company have been restated to reflect the results of operations, including Westfield, on a consolidated basis.

    On January 8, 2001, the Company announced a merger with of E.R. Taylor Investments, Inc. ("Taylor"), a value style investment advisory firm catering to the wealth management market. Upon completion of the merger, Taylor will change its name to Boston Private Value Investors and will operate as a wholly-owned subsidiary of the Company with offices in Concord, New Hampshire and Boston, Massachusetts. The value of the transaction is estimated to be $10.5 million payable in shares of the Company's common stock. The transaction will be accounted for under the "pooling of interests" method of accounting. The number of shares of common stock issued will be calculated using the 30 day average closing price prior to close, and is subject to a range between 538,737 and 728,660 shares. This transaction is expected to close during the first quarter of 2001.

    The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank, Westfield, Sand Hill, and RINET. The Company's and the Bank's principal offices are located at Ten Post Office Square, Boston, Massachusetts, Westfield is located at One Financial Center, Boston, Massachusetts, Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California, and RINET is located at 10 Post Office Square, Boston, Massachusetts. The Bank also has banking offices located in Wellesley, Massachusetts, and in the Back Bay area of Boston, Massachusetts.

    The Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. The Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services. The Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. In 1999, the Company invested $2.0 million of additional capital in the Bank from the proceeds of dividends received from Westfield. In 2000, the Company invested $18.0 million of additional capital in the Bank from the proceeds of a secondary offering of common stock to the public on September 29, 2000. See Part II, Item 7 under the heading "Capital Resources."

    Westfield is an investment management firm serving the investment needs of high net worth individuals, endowments, foundations, and retirement plans. The Westfield team seeks opportunities to purchase growth equities at a reasonable price, applying fundamental research techniques to identify prospective investments. Companies held in the portfolio typically have broad market opportunities, accelerating earnings growth, low financial leverage and sufficient cash flow to fund future growth. Westfield analysts visit companies to interview management, searching for unique, rapid growth companies that are not well known on Wall Street. Westfield believes that fundamental research can identify company specific situations that create a competitive edge. After making an investment, Westfield monitors performance against a systematic set of sell disciplines including: downside price limit reviews, a change in the investment case, valuation relative to its peer group and attractiveness versus alternative investments. Westfield primarily manages individually invested accounts and also acts as manager for seven limited partnerships, two invest in technology stocks, three invest in growth equities, and two invest in equities of companies involved with the life sciences.

    Sand Hill provides investment management services to high net worth individuals primarily in Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also uses its expertise to plan and execute diversification programs for concentrated stock positions.

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

    The Company's operating results depend primarily on the operating results of the Bank, Westfield, Sand Hill, and RINET. The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Bank and from providing investment management services and acting as manager for limited partnerships for clients at Westfield and Sand Hill. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets and by investment performance of the Bank, Westfield, Sand Hill and RINET. Fees earned as manager for limited partnerships are directly related to investment performance and, therefore, will be significantly affected by the investment performance of Westfield. The Bank also earns fees and other income from its lending and cash management services. The net income of the Bank depends primarily on its net interest income, which is the difference between interest income and interest expense or "cost of money," and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET earns income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

    The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciary, the Bank also provides trust services to both individuals and institutions. Westfield, acting as the manager of seven limited partnerships, also earns fees based on the performance of these limited partnerships. For the year ended December 31, 2000, the asset management business accounted for 84.5% of the Company's total fees and other income and 46.3% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 2000, the Company had approximately $5.7 billion in assets under management. Of this total, $5.6 billion was in investment advisory accounts, and $91.5 million was invested and administered under trust arrangements.

Lending Activities

    General.  The Bank specializes in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Bank to individuals include residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment and vacation properties, and overdraft protection. Loans made by the Bank to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. Commercial loans over $500,000, with the exception of cash collateralized loans, are reviewed by the Credit Committee, and commercial loans over $2 million are reviewed by the Senior Credit Committee. Both committees consist of members of the Bank's management and lending staff. Commercial and residential mortgage loans that exceed 10% of the Bank's Tier I capital are reviewed by the Directors Loan Committee, which consists of four outside Directors of the Bank.

    At December 31, 2000, the Bank had loans outstanding of $645.1 million, which represented approximately 70.0% of the Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2000, approximately 80.0% of the Bank's outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity and Market Risk." At December 31, 2000, approximately 98.9% of the Bank's outstanding loans were secured, and approximately 82.3% were secured, in whole or in part, by real estate. Within the commercial loan portfolio, $161 million, or 59.4% of the portfolio was secured, in whole or in part by real estate.

    At December 31, 2000, the Bank's statutory lending limit to any single borrower was approximately $11.5 million, subject to certain exceptions provided under applicable law. At December 31, 2000, the Bank had no outstanding lending relationships in excess of the legal lending limit. The Bank also has a policy of extending loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2000, the aggregate principal amount of all loans to Directors and related entities (including unused commitments under lines of credit) was $3.7 million, or 3.8% of capital.

    Loan Portfolio Composition and Maturity.  The following table sets forth the loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$271,784	42.1%	$190,817	42.4%	$154,940	44.4%	$134,685	48.7%	$97,740	47.4%
Residential mortgage	345,643	53.6	234,185	52.0	173,810	49.8	124,865	45.1	96,578	46.9
Home equity	27,128	4.2	25,039	5.5	19,866	5.7	16,969	6.1	11,481	5.6
Other	518.1		347.1		335.1		306.1		308.1

	645,073	100.0%	450,388	100.0%	348,951	100.0%	276,825	100.0%	206,107	100.0%
Allowance for loan losses	(7,342)		(5,336)		(4,386)		(3,645)		(2,566)

Net loans	$637,731		$445,052		$344,565		$273,180		$203,541

    The following table discloses the scheduled contractual maturities of loans in the Company's portfolio at December 31, 2000. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Residential Mortgage	Home Equity	Other	Total
	(In thousands)
Amounts due:
One year or less	$119,658	$—	$1,553	$518	$121,729
After one year through five years	103,560	1,033	500	—	105,093
Beyond five years	48,566	344,610	25,075	—	418,251

Total	$271,784	$345,643	$27,128	$518	$645,073

Interest rate terms on amounts due after one year:
Fixed	$62,990	$27,274	$—	$—	$90,264
Adjustable	89,136	318,369	25,575	—	433,080

Total	$152,126	$345,643	$25,575	$—	$523,344

    Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Bank will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality."

    Commercial Loans.  Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

    At December 31, 2000, the Bank had outstanding commercial loans totaling $271.8 million, which represented 42.1% of total loans and 29.5% of total assets of the Company. Commercial loans increased $81.0 million, or 42.4%, during the year ended December 31, 2000, compared to an increase of $35.9 million, or 23.2%, during the year ended December 31, 1999. The growth in 2000 and 1999 reflects both an increase in market demand and initiatives by the Bank to increase market share. Of the Bank's total commercial loan portfolio, $119.7 million or 44.0% is due within one year and $152.1 million or 56.0% is due after one year. Loans are typically priced on a fixed rate basis or at a margin over the Bank's base rate. Floating rate loans accounted for 72.4% of the Bank's commercial loan portfolio as of December 31, 2000. The average loan size of the Bank's outstanding commercial loans was approximately $375,000 at year end 2000.

    The Bank has an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines, and risk ratings are confirmed or adjusted on all loans reviewed. A majority of loans are reviewed annually. The results of this independent loan review are presented to management and the Directors Loan Committee. In addition, the Directors Loan Committee reviews loans on the Bank's internal "watch list" and classified loan report on a monthly basis. Each of these loans is required to have an action plan developed by the lending officer in charge of the credit.

    Residential Mortgage and Home Equity Loans.  At December 31, 2000, the Bank had outstanding residential mortgage loans and home equity loans of $345.6 million and $27.1 million, respectively, together representing 57.8% of the Bank's total loan portfolio. Residential mortgage loans and home equity loans increased $113.5 million, or 30.5%, during the year ended December 31, 2000, compared to an increase of $65.5 million, or 33.8%, during 1999. The increases in both 2000 and 1999 were primarily due to a high level of market demand, as well as an increase in the resources allocated by the Company to the residential mortgage area. While the Bank has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $252,700 at December 31, 2000. The average loan size of the Bank's outstanding residential mortgage loans was approximately $357,000 at year end 2000.

    In 2000, the Bank sold $6.6 million of residential mortgage loans compared to $22.6 million in 1999. Of the loans sold during 2000, $2.9 million were sold on a non-recourse basis without retaining servicing, and $3.7 million were sold with servicing retained by the Bank. The Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells most fixed rate mortgage loans to outside investors. At December 31, 2000, $314.0 million, or 91.0%, of loans in the Bank's residential mortgage portfolio were ARM's.

    Other Loans.  Other loans consist of balances outstanding on credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2000, aggregate outstanding balances on such loans were $518,000 compared to $347,000 at December 31, 1999. Other loans increased $171,000, or 49.3%, during the year ended December 31, 2000, compared to an increase of $12,000, or 3.6%, during 1999. The balance of other loans is primarily dependent on client demand.

    Allowance for Loan Losses.  The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Average loans outstanding	$526,435	$396,645	$308,978	$224,670	$175,332

Allowance for loan losses, beginning of period	$5,336	$4,386	$3,645	$2,566	$1,942
Charged-off loans:
Commercial	19	128	385	40	6
Residential Mortgage	—	—	—	—	52
Home Equity	—	—	—	—	8
Other	—	7	—	—	—

Total charged-off loans	19	135	385	40	66

Recoveries on loans previously charged-off:
Commercial	125	81	122	308	71
Other	—	5	—	1	—

Total recoveries	125	86	122	309	71

Net loans charged-off (recovered)	(106)	49	263	(269)	(5)
Provision for loan losses	1,900	999	1,004	810	619

Allowance for loan losses, end of period	$7,342	$5,336	$4,386	$3,645	$2,566

Net loans charged-off (recovered) to average loans	(.02%)	.01%	.09%	(.12%)	(.01%)
Allowance for loan losses to ending gross loans	1.14%	1.18%	1.26%	1.32%	1.25%
Allowance for loan losses to non-performing loans	563.47%	405.16%	776.28%	487.95%	262.91%

    The allowance for loan losses is established based to a great extent on the judgement and experience of management, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; "specific", "general" and "unallocated". The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. Coverage percentages applied are determined based on industry practice and management's judgement. The unallocated component supplements the first two components based on management's judgement of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

    The following table represents the allocation of the Bank's allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan category:
Commercial	$6,275	42.1%	$4,556	42.4%	$3,763	44.4%	$3,143	48.7%	$2,296	47.4%
Residential mortgage	864	53.6	585	52.0	429	49.8	312	45.1	241	46.9
Home equity and other	203	4.3	195	5.6	194	5.8	190	6.2	29	5.7

Total	$7,342	100.0%	$5,336	100.0%	$4,386	100.0%	$3,645	100.0%	$2,566	100.0%

    This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Investment Activities

    The investment activity of the Bank is an integral part of the overall asset/liability management of the Company. The Bank's investment policy is to establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Bank's overall balance sheet against interest rate risk, while at the same time achieve a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered "investment grade" securities. In addition, the Bank has an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by the portfolio manager and by the Asset/Liability Management Committee. See Part II, Item 8 "Financial Statements and Supplementary Data—Notes 5 and 6 to the Consolidated Financial Statements" for further information.

    The following table summarizes the carrying value of investments at the dates indicated:

	December 31,
	2000	1999	1998
	(In thousands)
Available for sale:
U.S. Government and related obligations	$75,193	$34,812	$35,050
Municipal bonds	87,449	38,793	19,052
Corporate bonds	12,243	—	—
Mortgage-backed securities	3,267	5,510	11,909

Total available for sale	$178,152	$79,115	$66,011

Sources of Funds

    Deposits.  Deposits are the principal source of the Bank's funds for use in lending and for other general business purposes. At December 31, 2000, the Bank had a total of approximately 5,200 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $37,000; 900 savings accounts with an average account balance of approximately $6,000;

and 3,900 money market accounts with an average account balance of approximately $91,000. Certificates of deposit of $100,000 or greater and certificates of deposit under $100,000 represented approximately 17.0% and 19.9% of total deposits at December 31, 2000 and 1999, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements" for further information.

    The following table sets forth the average balances and interest rates paid on the Bank's deposits:

	Year Ended December 31, 2000
	Average Balance	Average Rate
	(Dollars in thousands)
Non interest-bearing deposits:
Checking accounts	$86,461	—%
Interest-bearing deposits:
Savings and NOW accounts	58,054	1.01
Money market accounts	303,992	4.50
Certificates of deposit under $100,000	21,185	5.38
Certificates of deposit of $100,000 or greater	86,879	5.66

Total	$556,571	3.28%

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

    Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2000	1999
	(In thousands)
Less than 3 months remaining	$54,515	$39,791
3 to 6 months remaining	6,856	4,010
6 to 12 months remaining	13,088	11,278
More than 12 months remaining	16,582	6,009

Total	$91,041	$61,088

    Borrowings.  The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such has access to both short and long-term borrowings of up to $285.9 million at December 31, 2000. At December 31, 2000, the Bank had $90.2 million in FHLB advances outstanding with a weighted average interest rate of 5.97%, compared to $80.7 million in FHLB advances outstanding with a weighted average interest rate of 5.85% at December 31, 1999. Of the advances outstanding at December 31, 2000, $4.0 million have variable rates that reprice at least annually to market rates. The Bank has the opportunity to repay variable rate advances on their respective anniversary dates. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements" for further information.

    The Bank also obtains funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Bank. However, the Bank is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank generally deals with large, established investment brokerage firms when entering into such transactions with institutional investors, and deals with established deposit customers of the Bank on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 2000, the total amount of outstanding repurchase agreements was $49.7 million with a weighted average interest rate of 4.39%, compared to $16.6 million with a weighted average interest rate of 4.22% at December 31, 1999. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements" for further information.

    From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank has negotiated federal fund lines of credit totaling $71.0 million with correspondent institutions to provide the Bank with immediate access to overnight borrowings. At December 31, 2000, the Bank did not have any borrowings outstanding under these federal funds lines. The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2000, the Bank had $5.4 million of brokered deposits outstanding under these agreements. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

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

    In this competitive environment, the Bank may be unable to attract sufficient and high-quality loans in order to continue its loan growth, which may adversely affect the Bank's results of operations and financial condition, including the level of its non-performing assets. The Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Bank's current commercial borrowing customers may develop needs for credit facilities larger than it can accommodate. Moreover, under the Gramm-Leach-Bliley

Act of 1999 (the "Gramm-Leach-Bliley Act"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

    In addition, the ability of the Bank, Westfield, and Sand Hill to attract investment management and trust business may be inhibited by their relatively short history and record of performance. With respect to their investment management and trust services, the Bank, Westfield, and Sand Hill compete primarily with commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Competition is especially keen in the Bank's and Westfield's market area, because Boston has a well-established investment management industry. Many of the Bank's and Westfield's competitors have greater resources than either the Bank, Westfield, or the Company on a consolidated basis. In addition to competing directly for clients, competition can impact the fee structures of the Bank, Westfield, and Sand Hill. The Company believes that the ability of the Bank, Westfield, and Sand Hill to compete effectively with other firms is dependent upon their products, level of investment performance and client service, as well as the marketing and distribution of their investment products. There can be no assurance that the Bank, Westfield, and Sand Hill will be able to achieve favorable investment performance and retain their existing clients.

    RINET competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with RINET's clients in related product areas. The Company believes that the ability of RINET to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price, and investment performance. There can be no assurance that RINET will be able to retain its existing clients, expand existing relationships, or add new clients.

Employees

    At December 31, 2000, the Company had 219 full-time and 8 part-time employees. The Company's employees are not represented by a collective bargaining unit, and the Company believes its employee relations are good.

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

  •
  repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

  •
  provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

  •
  broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  provides an enhanced framework for protecting the privacy of consumer information;

  •
  adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  modifies the laws governing the implementation of the Community Reinvestment Act of 1977, as amended (the "CRA") (See "Community Reinvestment Act" below); and

  •
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

    BHCA—Activities and Other Limitations.  The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board.

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

    FDIC Insurance Premiums.  Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital—"well capitalized," "adequately capitalized" and "undercapitalized"—which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. At December 31, 2000, the Bank was considered "well capitalized" with regard to these regulations.

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

    Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the equity investments and activities of FDIC-insured, state non-member banks and their subsidiaries to those that are permissible for national banks. Under the FDIC's regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary that engages in activities permissible for subsidiaries of national banks, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) for insured state banks located in certain states, including Massachusetts, retaining under certain circumstances and subject to certain limitations, listed common and preferred shares or registered investment company shares, (iv) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

    The federal bank regulatory agencies jointly issued amendments to the regulations implementing the CRA that substantially revised the applicable CRA framework effective January 1, 1996. The amended CRA regulations are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. As of the date of the most recent regulatory exam in April 2000, the Bank's CRA rating was "high satisfactory."

Government Regulation of Other Activities

    Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield, Sand Hill, RINET, and Boston Private Asset Management ("BPAM"), an investment management subsidiary of the Bank, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisors Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET and BPAM are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield acts as adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"), shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. As an adviser or subadviser to a registered investment company, Westfield is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its client. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

    The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict either Westfield, Sand Hill, RINET or BPAM from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

Federal Taxation

    The Company, the Bank, Westfield, Sand Hill, and RINET are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Bank is also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, the Bank, Westfield, Sand Hill, and RINET, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes.

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

State and Local Taxation

    Commonwealth of Massachusetts.  The Bank is subject to an annual Massachusetts excise tax. The tax rate applicable to financial institutions, including trust companies, was 10.50% during 2000 on net income apportioned to Massachusetts. The rate was 10.50% for 1999, 10.91% for 1998 and 11.32% for 1997. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, but not the credits as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of Massachusetts net income was modified to allow a deduction for 95% of dividends received from stock where the Bank owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Finally, affiliated financial institutions are not permitted to file a combined tax return in Massachusetts under the new legislation.

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

    State of California.  Sand Hill is subject to the California corporate income/franchise tax on business corporations. The tax rate applicable to corporations is 8.84% of taxable income apportioned to California.

ITEM 2. PROPERTIES

    The Company and its subsidiaries conduct operations in leased premises. The Company's and the Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts with banking offices in Wellesley, Massachusetts and in the Back Bay area of Boston, Massachusetts. Westfield is located at One Financial Center, Boston, Massachusetts, Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California, and RINET is located at 10 Post Office Square, Boston, Massachusetts. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

    The Company has from time to time also acquired properties through foreclosure, which are marketed by local real estate brokers or by its lending staff.

ITEM 3. LEGAL PROCEEDINGS

    On June 7, 2000, one of the Company's subsidiaries received correspondence on behalf of one of its former clients claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the former client's performance targets. On January 11, 2001, a pleading was filed in Pennsylvania state court on behalf of the client stating that an action has been commenced against the Company's subsidiary, but containing no allegations. We intend to defend this matter vigorously.

    The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

    The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "BPFH". At February 20, 2001 there were 15,654,696 shares of Common Stock outstanding, which were held by approximately 450 holders of record.

    The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year ended December 31, 2000
Fourth Quarter	$19.88	$14.38
Third Quarter	16.50	10.00
Second Quarter	10.50	8.69
First Quarter	9.88	7.75
Fiscal Year ended December 31, 1999
Fourth Quarter	$9.25	$7.63
Third Quarter	8.94	7.44
Second Quarter	7.75	6.63
First Quarter	8.63	6.50

Dividends

    The Company presently plans to pay cash dividends on its common stock on a quarterly basis based on the results of operations of the applicable quarters. However, declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions. The Bank, Westfield, Sand Hill, and RINET are the principal assets of the Company, and as such, provide the only source of payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. These restrictions on the ability of the Bank to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. There are no such comparable statutory restrictions on Westfield's, Sand Hill's, or RINET's ability to pay dividends.

Recent Sales of Unregistered Securities

    There have been no sales of unregistered securities of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The following table represents selected financial data for the five fiscal years ended December 31, 2000. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	2000	1999	1998	1997	1996
	(Dollars in thousands, except share data)
At December 31:
Total balance sheet assets	$921,510	$567,373	$457,815	$369,543	$294,424
Total loans	645,073	450,388	348,951	276,825	206,107
Allowance for loan losses	7,342	5,336	4,386	3,645	2,566
Investment securities	174,885	73,605	54,102	46,430	33,024
Mortgage-backed securities	3,267	5,510	11,909	18,123	25,289
Cash and cash equivalents	56,851	11,190	23,949	13,578	15,702
Excess of cost over net assets acquired	18,006	3,015	3,424	3,746	4,068
Deposits	665,047	420,535	334,852	258,301	209,302
Borrowed funds	139,878	97,223	82,643	79,753	54,864
Stockholders' equity	98,475	39,145	32,613	26,292	26,140
Non-performing assets	1,303	1,317	565	832	1,061
Client assets under management	$5,687,000	$3,660,000	$2,839,000	$2,410,000	$2,075,000
For The Year Ended December 31:
Interest and dividend income	$52,207	$34,942	$29,285	$22,728	$18,688
Interest expense	26,463	17,407	15,137	11,334	9,377

Net interest income	25,744	17,535	14,148	11,394	9,311
Provision for loan losses	1,900	999	1,004	810	619

Net interest income after provision for loan losses	23,844	16,536	13,144	10,584	8,692
Fees and other income	31,236	24,960	19,886	16,198	14,866
Operating expense	40,953	30,657 (4)	24,694	21,334	16,838

Income before income taxes	14,127	10,839	8,336	5,448	6,720
Income tax expense (benefit)	4,399	3,643	2,865	1,922	1,227

Net income	$9,728	$7,196	$5,471	$3,526 (2)	$5,493

Per Share Data:
Basic earnings per share	$0.76	$0.62 (4)	$0.48	$0.31	$0.53
Diluted earnings per share	$0.73	$0.60 (4)	$0.46	$0.30 (2)	$0.52
Average common shares outstanding	12,734,119	11,590,757	11,483,814	11,355,697	10,363,000
Average diluted shares outstanding	13,322,878	11,910,444	11,888,357	11,725,697	10,646,000
Cash dividends per share	$0.12	$—	$—	$—	$—
Book value	$6.32	$3.37	$2.83	$2.30	$2.36
Selected Operating Ratios:
Return on average assets	1.33%	1.41%	1.34%	1.13% (2)	2.14%
Return on average equity	16.97%	20.05%	18.54%	13.39% (2)	29.00%
Interest rate spread (1)	3.19%	3.22%	3.20%	3.33%	3.24%
Net interest margin (1)	3.90%	3.76%	3.78%	3.99%	3.85%
Total Fees and Other Income/Total Revenue (3)	54.82%	58.74%	58.43%	58.71%	61.49%
Asset Quality Ratios:
Non-performing loans to total loans	0.20%	0.29%	0.16%	0.27%	0.47%
Non-performing assets to total assets	0.14%	0.23%	0.12%	0.23%	0.36%
Allowance for loan losses to non-performing loans	563.47%	405.16%	776.28%	487.95%	262.10%
Loans charged-off (recovered) to average loans	(0.02%)	0.03%	0.13%	0.02%	0.04%
Capital Ratios:
Average equity to average assets	7.81%	7.05%	7.22%	8.46%	7.39%
Tier I leverage capital ratio	9.02%	6.79%	6.54%	6.64%	7.90%
Tier I risk-based capital ratio	15.38%	10.59%	10.61%	9.94%	12.95%
Total risk-based capital ratio	16.63%	11.84%	11.87%	11.20%	14.20%

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
(4)
Includes the cumulative effect of a change in accounting principle, net of tax, of $125,000, or $0.01 per share.

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

    Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2000, cash, federal funds sold and securities available for sale amounted to $235.0 million, or 25.5% of total assets of the Company. This compares to $90.3 million, or 15.9% of total assets, at December 31, 1999.

    In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston, and as such had access to both short and long-term borrowings of up to $285.9 million at December 31, 2000. In addition, the Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other correspondent banks. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.

    Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 2000, Westfield had working capital of approximately $3.5 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

    Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 2000, Sand Hill had working capital of approximately $640,000. Management believes that Sand Hill has adequate liquidity to meet its commitments for the foreseeable future.

    RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At December 31, 2000, RINET had working capital of approximately $500,000. Management believes that RINET has adequate liquidity to meet its commitments for the foreseeable future.

    The Company's primary sources of funds are dividends from its subsidiaries, issuance of its common stock and borrowings. The Company has executed a $15.0 million line of credit with a correspondent bank to provide short-term working capital to the Company and its subsidiaries, if necessary. As of December 31, 2000, there were no borrowings under this line of credit. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Capital Resources

    Total stockholders' equity of the Company at December 31, 2000 was $98.5 million, compared to $39.1 million at December 31, 1999. This increase of $59.3 million was primarily the result of $44.2 million of net proceeds from the issuance of 3,450,000 of the Company's Common Stock on

September 29, 2000 at a price of $13.75 per share. The Company used $9.5 million to repay debt incurred to finance the acquisition of Sand Hill. The remaining proceeds were made available for general corporate purposes. Also contributing to the increase was the Company's net income for 2000 of $9.7 million combined with common stock issued in connection with stock grants and proceeds from options exercised, plus the change in the unrealized gain on investment securities available for sale.

    As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2000, the Company's Tier I leverage capital ratio stood at 9.02%, compared to 6.79% at December 31, 1999. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 15.38% and a Total risk-based capital ratio of 16.63% at December 31, 2000. This compares to a Tier I risk-based capital ratio of 10.59% and a Total risk-based capital ratio of 11.84% at December 31, 1999. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 2000 and 1999. See Part I, Item 1, "Business—Regulation of the Company—Capital Requirements."

    The Bank is also subject to a number of regulatory capital measures. At December 31, 2000, the Bank's Tier I leverage capital ratio stood at 6.59%, compared to 5.99% at December 31, 1999. The Bank is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I risk-based capital ratio of 11.30% and a Total risk-based capital ratio of 12.55% at December 31, 2000. This compares to a Tier I risk-based capital ratio of 9.46% and a Total risk-based capital ratio of 10.72% at December 31, 1999. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Bank was considered to be "well capitalized" as of December 31, 2000 and 1999. See Part I, Item 1, "Business—Regulation of the Company—Capital Requirements."

Financial Condition

    Total Assets.  Total assets increased $354.1 million, or 62.4%, to $921.5 million at December 31, 2000 from $567.4 million at December 31, 1999. This increase was mainly attributed to an increase in residential and commercial loan balances and was primarily funded by an increase in deposits.

    Investments.  Total investments (consisting of investment securities and mortgage-backed securities) were $178.2 million, or 19.3% of total assets, at December 31, 2000, compared to $79.1 million, or 13.9% of total assets, at December 31, 1999. This increase of $99.0 million was primarily due to the purchase of $144.2 million of municipal bonds, treasuries and agencies, and corporate bonds, as well as reinvestment of interest income within the investment portfolio. This increase was partially offset by $44.7 million of maturities, $2.0 million of sales, and $2.3 million of principal paydowns. As of December 31, 2000, all investments are classified as available for sale. The investment portfolio carried a total of $1.6 million of net unrealized gains at December 31, 2000, compared to $1.9 million of net unrealized losses at December 31, 1999.

    Loans.  Loans totaled $645.1 million, or 70.0% of total assets, at December 31, 2000, compared with $450.4 million, or 79.4% of total assets, at December 31, 1999. This increase of $194.7 million, or 43.2%, was due to a larger allocation of resources devoted to loan origination, as well as the combination of a healthy local economy and relatively strong loan demand. During 2000, commercial loans increased $81.0 million, or 42.4%, to $271.8 million from $190.8 million at December 31, 1999; residential mortgage loans increased $111.5 million, or 47.6%, to $345.6 million from $234.2 million at December 31, 1999; and home equity and other loans increased $2.3 million, or 8.9%, to $27.6 million from $25.3 million at December 31, 1999.

    Deposits.  The Company experienced an increase of $244.5 million, or 58.1%, in deposits during 2000, from $420.5 million, or 74.1% of total assets, at December 31, 1999, to $665.0 million, or 72.2% of total assets, at December 31, 2000. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during 2000. In addition, the Company opened a new banking office in the Back Bay area of Boston during May 2000, which contributed approximately $28.9 million of deposits as of December 31, 2000.

    Borrowings.  Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $42.7 million, or 43.9%, during 2000 to $139.9 million from $97.2 million at December 31, 1999. The increase was mainly attributable to an increase in the demand for overnight repurchase agreements with deposit clients. Management takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower-cost core deposits.

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

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$1,303	$1,317	$565	$722	$976
Loans past due 90 days or more, but still accruing	—	—	—	25	—

Total non-performing loans	1,303	1,317	565	747	976
Other real estate owned	—	—	—	85	85

Total non-performing assets	$1,303	$1,317	$565	$832	$1,061

Delinquent loans 30-89 days past due	$3,091	$2,042	$3,307	$1,632	$3,066
Non-performing loans as a % of total loans	0.20%	0.29%	0.16%	0.27%	0.47%
Non-performing assets as a % of total assets	0.14%	0.23%	0.12%	0.23%	0.37%
Delinquent loans 30-89 days past due as a % of total loans	0.48%	0.45%	0.95%	0.59%	1.49%

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

    Non-Performing Assets.  At December 31, 2000, the Company had non-performing assets of $1.3 million, which were 0.14% of total assets, representing a decrease of $14,000, or 1.1%, from

$1.3 million at December 31, 1999. As of December 31, 2000 and 1999, the Company's non-performing assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, "Financial Statements and Supplementary Data—Notes 7 and 8 to the Consolidated Financial Statements" for further information on non-performing assets.

    Delinquencies.  At December 31, 2000, $3.1 million of loans were 30 to 89 days past due, an increase of $1.1 million, or 51.4%, from the $2.0 million reported at December 31, 1999. Most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

    Potential Problem Loans.  The Company's management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 2000, the Company had classified $2.1 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $2.1 million at December 31, 1999.

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

Net Interest Income and Margin

    Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-earning assets. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2000, 1999, and 1998.

	Years Ended December 31,
	2000			1999			1998
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest bearing deposits in banks	$4,002	$130	3.25%	$3,690	$146	3.96%	$2,840	$140	4.93%
Federal funds sold	42,742	2,723	6.37%	9,812	476	4.85%	6,875	351	5.11%
Investments (1)	114,094	7,259	6.36%	73,809	4,256	5.77%	70,038	4,187	5.98%
Loans: (2)
Commercial	221,200	21,146	9.56%	170,132	15,075	8.86%	140,296	13,083	9.33%
Residential mortgage	280,341	19,697	7.03%	203,543	13,804	6.78%	151,684	10,665	7.03%
Home equity and other	24,894	2,324	9.34%	22,970	1,835	7.99%	16,998	1,396	8.21%

Total earning assets	687,273	53,279	7.75%	483,956	35,592	7.35%	388,731	29,822	7.67%

Allowance for loan losses	(6,161)			(4,806)			(3,901)
Cash and due from banks	20,497			10,732			7,226
Other assets	32,209			19,292			16,947

Total assets	$733,818			$509,174			$409,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Savings and NOW	$58,054	588	1.01%	$42,968	467	1.09%	$32,647	414	1.27%
Money market	303,992	13,675	4.50%	194,209	7,165	3.69%	142,440	5,514	3.87%
Certificates of deposit	108,064	6,058	5.61%	90,843	4,581	5.04%	80,299	4,379	5.45%
Borrowed funds	109,742	6,142	5.60%	92,600	5,194	5.61%	83,174	4,830	5.81%

Total interest bearing liabilities	579,852	26,463	4.56%	420,620	17,407	4.14%	338,560	15,137	4.47%

Non-interest bearing demand deposits	86,461			44,687			34,774
Payables and other liabilities	10,194			7,975			6,155

Total liabilities	676,507			473,282			379,489
Stockholders' equity	57,311			35,892			29,514

Total liabilities and stockholders' equity	$733,818			$509,174			$409,003

Net interest income		$26,816			$18,185			$14,685

Interest rate spread			3.19%			3.21%			3.20%
Net interest margin			3.90%			3.76%			3.78%

(1)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $1.1 million, $650,000, and $537,000 for the years ended December 31, 2000, 1999, and 1998, respectively.
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

	2000 vs. 1999			1999 vs. 1998
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Interest-bearing deposits in banks	$(27)	$11	$(16)	$(34)	$40	$6
Federal funds sold	192	2,055	2,247	(18)	143	125
Investments	518	2,063	2,581	(145)	101	(44)
Loans:
Commercial	1,263	4,808	6,071	(678)	2,670	1,992
Residential mortgage	513	5,380	5,893	(390)	3,529	3,139
Home equity and other	326	163	489	(39)	478	439

Total interest income	2,785	14,480	17,265	(1,304)	6,961	5,657

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	27	94	121	(79)	132	53
Money market	1,819	4,692	6,511	(228)	1,879	1,651
Certificates of deposit	547	929	1,476	(346)	548	202
Borrowed funds	(11)	959	948	(171)	535	364

Total interest expense	2,382	6,674	9,056	(824)	3,094	2,270

NET INTEREST INCOME	$403	$7,806	$8,209	$(480)	$3,867	$3,387

Comparison of Years Ended December 31, 2000 and 1999

    Net Income.  The Company reported net income of $9.7 million, or $0.73 per diluted share, for the year ended December 31, 2000, an increase of 35.2% compared to net income for the year ended December 31, 1999 of $7.2 million, or $0.60 per diluted share. Not including non-recurring RINET acquisition expenses of $180,000, and a one-time charge of $125,000 to reflect the cumulative effect of a change in accounting principle, both net of tax, the Company would have reported net income of $7.5 million, or $0.63 per diluted share, for the year ended December 31, 1999.

    Net Interest Income.  For the year ended December 31, 2000, net interest income was $25.7 million, an increase of $8.2 million, or 46.8%, over the same period in 1999. This increase was primarily attributable to higher loan volumes. Average earning assets were $203.3 million, or 42.0% higher, and average interest-bearing liabilities were $159.2 million, or 37.9%, higher than the comparable period a year earlier. The net interest margin increased 14 basis points, or 3.7%, from 3.76% in 1999 to 3.90% in 2000 due mainly to higher yields earned on the loan portfolio, with less of an increase in the cost of funds.

    Interest and Dividend Income.  Total interest and dividend income was $52.2 million for 2000 compared to $34.9 million for 1999, an increase of $17.3 million, or 49.4%. Income on commercial loans was $21.1 million for 2000 compared to $15.1 million for 1999, an increase of $6.1 million, or 40.3%. Income from residential mortgage loans was $19.7 million compared to $13.8 million, an increase of $5.9 million, or 42.7%, and income from home equity and other loans was $2.3 million compared to $1.8 million, an increase of $489,000, or 26.6%, for the same periods, respectively. These increases in interest income are due to higher average balances, combined with higher yields. The average balances of commercial and residential mortgage loans during 2000 increased $51.1 million, or 30.0%, and $76.8 million, or 37.7%, respectively, compared to 1999. The average balance of home equity and other loans increased $1.9 million, or 8.4%. The yield on commercial loans increased 70 basis points, or 7.9%, the yield on residential mortgage loans increased 25 basis points, or 3.7%, and the yield on home equity loans increased 135 basis points, or 16.9%, compared to the prior year.

    Interest and dividend income on cash and investments increased to $9.0 million during 2000 compared to $4.2 million during 1999. This increase in cash and investment income of $4.8 million, or 113.8%, was primarily attributable to an 84.2% increase in the average balance of interest-bearing cash and investments, combined with a 78 basis point, or 16.1% increase in the yield earned.

    Interest Expense.  Interest paid on deposits and borrowings increased $9.1 million, or 52.0%, to $26.5 million for 2000, from $17.4 million for 1999. This increase in the Company's interest expense was due to an increase in the average balance of interest-bearing liabilities of $159.2 million, or 37.9%, combined with an increase in the average cost of interest-bearing liabilities of 42 basis points, or 10.1%.

    Provision for Loan Losses.  The provision for loan losses increased $900,000, or 90.2%, to $1.9 million for 2000, from $1.0 million for 1999. Management evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses.

    Fees and Other Income.  Total fees and other income increased $6.3 million, or 25.1% to $31.2 million for 2000, from $25.0 million for 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $8.8 million, or 48.9% to $26.8 million for 2000, compared to $18.0 million for 1999. Of this increase, $1.8 million, or 10.2% was due to the purchase acquisition of Sand Hill on August 31, 2000. The remaining increase was primarily due to a 55.4% increase in assets under management, which were $3.7 billion on December 31, 1999, compared to $5.7 billion on December 31, 2000. Of this increase in assets under management, $961 million, or 26.3% was due to the acquisition of Sand Hill.

    Financial planning fees increased $510,000, or 16.8% due to increased services provided as well as annual fee increases. Westfield did not earn performance fees and partnership income on the limited partnerships it manages during 2000. Such fees and income totaled $2.9 million in 1999.

    Deposit account service charges increased $18,000, or 6.4%, to $298,000 for 2000 due to a larger number of deposit accounts and an increased level of transaction-based charges. Gain on sale of loans decreased $29,000, or 19.7%, due to the fact that fewer loans were sold in the secondary market as a result of lower demand for fixed rate loans. Other fee income increased $269,000, or 46.9%, to $843,000 for 2000 due to an increase in cash management fees generated by the Bank's treasury area and non-amortized commercial loan fees.

    Operating Expense.  Total operating expense for 2000 was $41.0 million compared to $30.5 million for 1999, an increase of $10.4 million, or 34.1%. Of this increase, $1.4 million, or 4.7% was due to the acquisition of Sand Hill, and the remainder was attributable to the Company's continued growth and expansion. The Company has experienced a 62.4% increase in total balance sheet assets, a 55.4% increase in client assets under management, and a 31.2% increase in the number of employees from

December 31, 1999 to December 31, 2000. In addition, the Company expanded its facilities at its Boston headquarters, and leased a new banking office as of February 1, 2000.

    Salaries and benefits, the largest component of operating expense, increased $6.7 million, or 32.3%, to $27.5 million for the year ended December 31, 2000, from $20.8 million for the corresponding period in 1999. Of this increase, $909,000, or 4.4% was due to the acquisition of Sand Hill. The remaining increase was due to a 31.2% increase in the number of employees, salary increases, and increases in business driven variable compensation such as sales commissions and bonuses.

    Occupancy and equipment expense increased $1.6 million, or 53.5%, to $4.6 million for 2000, from $3.0 million in 1999. Of this increase, $88,000, or 2.9% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

    Professional services, which include such expenses as legal and consulting fees, audit and compliance services and other fees paid to external service providers, increased $563,000, or 33.3% to $2.3 million for 2000. This increase was primarily due to legal and consulting expenses incurred for strategic projects during 2000, as well as higher audit fees as a result of the Company's continued growth.

    Marketing and business development expenses increased $590,000, or 38.1%, to $2.1 million for 2000. Of this increase, $400,000 is a result of an increase in business development expenses due to a higher number of sales professionals and new business generating activities. The remaining increase is due to expanded image advertising designed to increase the visibility of the Company and its products and services.

    Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $159,000, or 14.8% to $1.2 million for 2000. Of this increase, approximately $52,000, or 4.8%, is due to an increase in custody expense for client assets under management at the Bank. The remaining increase is a result of an increase in volume related charges for data processing and service charges related to new products offered to the Bank's clients.

    In 1999, the Company incurred acquisition expenses of $225,000 related to the pooling acquisition of RINET. There were no such expenses in 2000. Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses have increased $679,000, or 34.9%, to $2.6 million for 2000 as a result of the Company's continued growth and expansion. Of this increase, $42,000, or 2.2% was due to the acquisition of Sand Hill.

    Income Tax Expense.  The Company recorded income tax expense of $4.4 million in 2000 as compared to $3.6 million in 1999. The effective tax rate was 31.1% and 33.2% in 2000 and 1999, respectively. This decrease in the Company's effective tax rate is a result of a lower percentage of fully taxable income in 2000 as compared to 1999.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was updated by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under these Statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company adopted these Statements on January 1, 2001 and they did not have a material impact on the Company's consolidated financial statements.

Impact of Inflation and Changing Prices

    The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8,—"Financial Statements and Supplementary Data", have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

We May Not Be able to Attract and Retain Banking Customers at Current Levels

    Competition in the local banking industry coupled with our relatively small size may limit the ability of the Bank to attract and retain banking customers. The Bank faces competition from the following:

  •
  other banking institutions (including larger Boston and suburban commercial banking organizations);

  •
  savings banks;

  •
  credit unions;

  •
  other financial institutions; and

  •
  non-bank financial service companies serving eastern Massachusetts and adjoining areas.

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

    If the Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted. In as much as the Bank is our sole banking subsidiary, its financial performance is very significant to our overall results of operations and financial condition. Also see Part I, Item 1, "Business—Competition" for further information.

We May Not Be Able to Attract and Retain Investment Management Clients at Current Levels

    Due to the intense local competition and our relatively short history and limited record of performance in the investment management business, the Bank and our investment management subsidiaries, Westfield, Sand Hill and RINET, may not be able to attract and retain investment management clients at current levels.

    In the investment management industry, we compete primarily with the following:

  •
  commercial banks and trust companies;

  •
  mutual fund companies;

  •
  investment advisory firms;

  •
  stock brokerage firms;

  •
  law firms; and

  •
  other financial services companies.

    Competition is especially keen in our geographic market area, because there are numerous well-established and successful investment management firms in Boston and in Northern California. Many of our competitors have greater resources than we have.

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

    Moreover, Westfield receives performance-based fees resulting from its status as general partner or investment manager of seven limited partnership investment funds. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. Westfield and Sand Hill are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition. Also see Part I, Item 1, "Business—Competition" for further information.

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

A Downturn in the Local Economy or Real Estate Market Could Negatively Impact Our Banking Business

    A downturn in the local economy or real estate market could negatively impact our banking business. Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the ability of the Bank's customers to repay their loans is impacted by the economic conditions in these areas. The Bank's commercial loans are generally concentrated in the following customer groups:

  •
  real estate developers and investors;

  •
  financial service providers;

  •
  technology companies;

  •
  manufacturing and communications companies;

  •
  professional service providers;

  •
  general commercial and industrial companies; and

  •
  individuals.

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

    In addition, Westfield's and Sand Hill's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

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

    Specifically, four of our subsidiaries, including Westfield, Sand Hill and RINET, are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a sub-adviser to a mutual fund which is registered under the 1940 Act and is subject to that act's provisions and regulations.

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

  •
  the risk that the acquired business will not perform in accordance with management's expectations;

  •
  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our banking or investment management businesses;

  •
  the risk that management will divert its attention from other aspects of our business;

  •
  the risk that we may lose key employees of the acquired business; and

  •
  the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

Substantial Future Sales of our Common Stock in the Public Market May Negatively Affect the Market Value of our Common Stock and Could Impact our Ability to Obtain Additional Equity Financing

    On February 4, 2000, the Commission declared a registration statement on Form S-3 effective, pursuant to which 3,094,589 shares of common stock of the Company were registered to enable the holders to publicly sell shares which would otherwise be ineligible for sale in the public market. The registration of these shares discharged our obligations under the terms of registration rights agreements with the former stockholders of Westfield and RINET. Similar obligations under registration rights exist with respect to former shareholders of Sand Hill and are expected to exist with respect to shareholders of E.R. Taylor Investments, which the company agreed to merge with on January 8, 2001 (see Note 22 to the Company's Consolidated Financial Statements). The sale of a substantial number of shares of common stock into the public market, or the availability of these shares for future sale, could adversely affect the market price for our common stock and could impair the our ability to obtain additional capital in the future through an offering of equity securities should we desire to do so.

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

    The ALCO uses both interest rate "gap" sensitivity and simulation analysis to measure inherent risk in the bank's balance sheet at a specific point in time. The simulations look forward at one and two year increments with instantaneous and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committee reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 2000, net interest income simulation and fair market value simulation indicated that the Bank's exposure to changing interest rates was within the established tolerance levels. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income over a twelve month period:

	Twelve months beginning 1/1/01
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 200 basis point shock	$(514)	(1.50%)
Down 200 basis point shock	374	1.09%

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

    The repricing schedule for the Bank's interest-earning assets and interest-bearing liabilities is also measured on a cumulative basis. The simulation analysis is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The model also includes senior management projections for activity levels in product lines offered by the Bank. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

    The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest earning assets (1):
Cash and due from banks	$4,235	$—	$—	$—	$—	$4,235
Federal funds sold	10,000	—	—	—	—	10,000
Investment securities	13,449	5,208	18,133	96,592	41,503	174,885
Mortgage-backed securities	347	2,114	195	618	(7)	3,267
FHLB stock	4,830	—	—	—	—	4,830
Loans-fixed rate	10,816	9,427	13,282	75,979	19,210	128,714
Loans-variable rate	217,026	27,879	70,976	190,044	10,434	516,359

Total interest earning assets	260,703	44,628	102,586	363,233	71,140	842,290

Interest bearing liabilities (2):
Savings and NOW accounts (3)	13,100	13,116	—	—	66,649	92,865
Money market accounts	287,721	40,557	—	—	19,363	347,641
Time certificates under $100,000	12,303	3,802	4,646	898	105	21,754
Time certificates $100,000 or more	54,928	7,046	12,188	16,779	—	90,941
Reverse repurchase agreements	49,706	—	—	—	—	49,706
Borrowings	5,069	2,071	45,145	30,769	7,118	90,172

Total interest bearing liabilities	422,827	66,592	61,979	48,446	93,235	693,079

Net interest sensitivity gap during the period	$(162,124)	$(21,964)	$40,607	$314,787	$(22,095)	$149,211

Cumulative gap	$(162,124)	$(184,088)	$(143,481)	$171,306	$149,211

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	61.66%	62.39%	73.98%	128.56%	121.53%
Cumulative gap as a percent of total assets	(17.59%)	(19.98%)	(15.57%)	18.59%	16.19%

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2)
Does not include $111.8 million of demand accounts because they are non-interest bearing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
Boston Private Financial Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Boston, Massachusetts
January 12, 2001

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2000	1999
	(In thousands, except share data)
Assets:
Cash and due from banks	$46,851	$11,190
Federal funds sold	10,000	—
Investment securities available for sale (amortized cost of $173,265 and $75,424, respectively, Notes 5, 11 and 12)	174,885	73,605
Mortgage-backed securities available for sale (amortized cost of $3,274 and $5,627, respectively, Notes 6 and 11)	3,267	5,510
Loans receivable (Notes 7 and 11):
Commercial	271,784	190,817
Residential mortgage	345,643	234,185
Home equity	27,128	25,039
Other	518	347

Total loans	645,073	450,388
Less allowance for loan losses (Note 8)	(7,342)	(5,336)

Net loans	637,731	445,052
Stock in the Federal Home Loan Bank of Boston (Note 11)	4,830	4,830
Premises and equipment, net (Note 9)	6,415	4,739
Excess of cost over net assets acquired, net	18,006	3,015
Fees receivable	6,740	6,320
Accrued interest receivable	6,305	3,597
Other assets	6,480	9,515

Total assets	$921,510	$567,373

Liabilities:
Deposits (Note 10)	$665,047	$420,535
FHLB borrowings (Note 11)	90,172	80,672
Securities sold under agreements to repurchase (Note 12)	49,706	16,551
Accrued interest payable	1,998	1,281
Other liabilities	16,112	9,189

Total liabilities	823,035	528,228

Commitments and contingencies (Notes 9, 16, 19 and 20)
Stockholders' equity (Notes 3, 14 and 19):
Common stock, $1.00 par value per share; authorized: 30,000,000 shares issued: 15,580,905 shares in 2000 and 11,616,070 shares in 1999	15,581	11,616
Additional paid-in capital	57,053	12,341
Retained earnings	24,955	16,747
Stock subscriptions receivable	(146)	(320)
Accumulated other comprehensive income (loss)	1,032	(1,239)

Total stockholders' equity	98,475	39,145

Total liabilities and stockholders' equity	$921,510	$567,373

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2000	1999	1998
	(In thousands, except share data)
Interest and dividend income:
Loans	$43,167	$30,714	$25,144
Taxable investment securities	3,489	1,575	1,454
Non-taxable investment securities	2,080	1,262	1,043
Mortgage-backed securities	251	451	896
FHLB stock dividends	367	318	257
Federal funds sold and other	2,853	622	491

Total interest and dividend income	52,207	34,942	29,285

Interest expense:
Deposits	20,321	12,213	10,307
FHLB borrowings	4,655	4,532	4,439
Securities sold under agreements to repurchase	1,410	529	181
Federal funds purchased and other	77	133	210

Total interest expense	26,463	17,407	15,137

Net interest income	25,744	17,535	14,148
Provision for loan losses (Note 8)	1,900	999	1,004

Net interest income after provision for loan losses	23,844	16,536	13,144

Fees and other income:
Investment management and trust fees	26,784	17,982	15,156
Financial planning fees	3,544	3,034	2,696
Equity in earnings of partnerships	(378)	2,895	732
Deposit account service charges	298	280	237
Gain on sale of loans, net	118	147	303
Gain on sale of investment securities, net (Note 5)	27	48	218
Other	843	574	544

Total fees and other income	31,236	24,960	19,886

Operating expense:
Salaries and employee benefits (Note 14)	27,456	20,758	17,561
Occupancy and equipment (Note 9)	4,619	3,010	2,350
Professional services	2,253	1,690	1,235
Marketing and business development	2,137	1,547	985
Contract services and processing	1,234	1,075	684
Amortization of intangibles (Note 2)	632	284	322
Merger expenses	—	225	—
Other (Note 15)	2,622	1,943	1,557

Total operating expense	40,953	30,532	24,694

Income before income taxes	14,127	10,964	8,336
Income tax expense (Note 13)	4,399	3,643	2,865

Income before cumulative effect of a change in accounting principle	9,728	7,321	5,471
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	125	—

Net income	$9,728	$7,196	$5,471

Per share data (Note 2):
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.76	$0.63	$0.48
Cumulative effect of change in accounting principle	$0.00	$(0.01)	$0.00

Net Income	$0.76	$0.62	$0.48

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.73	$0.61	$0.46
Cumulative effect of change in accounting principle	$0.00	$(0.01)	$0.00

Net Income	$0.73	$0.60	$0.46

Average basic common shares outstanding	12,734,119	11,590,757	11,483,814

Average diluted common shares outstanding	13,322,878	11,910,444	11,888,357

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 1997	$11,407	$11,391	$4,141	$(669)	$23	$26,293
Net income	—	—	5,471	—	—	5,471
Other comprehensive income, net:
Change in unrealized gain (loss) on Securities available for sale, net	—	—	—	—	89	89

Total comprehensive income, net						5,560
Proceeds from issuance of 56,469 shares of common stock	56	453	—	—	—	509
Stock options exercised	50	88	—	—	—	138
Stock subscription payments	—	—	—	174	—	174
S-corporation dividends paid	—	—	(61)	—	—	(61)

Balance at December 31, 1998	11,513	11,932	9,551	(495)	112	32,613
Net income	—	—	7,196	—	—	7,196
Other comprehensive income, net:
Change in unrealized gain (loss) on Securities available for sale, net	—	—	—	—	(1,351)	(1,351)

Total comprehensive income, net						5,845
Proceeds from issuance of 44,579 shares of common stock	45	308	—	—	—	353
Stock options exercised	58	101	—	—	—	159
Stock subscription payments	—	—	—	175	—	175

Balance at December 31, 1999	11,616	12,341	16,747	(320)	(1,239)	39,145
Net income	—	—	9,728	—	—	9,728
Other comprehensive income, net:
Change in unrealized gain (loss) on Securities available for sale, net	—	—	—	—	2,271	2,271

Total comprehensive income, net						11,999
Dividends paid to shareholders	—	—	(1,520)	—	—	(1,520)
Proceeds from issuance of 3,788,389 shares of common stock	3,788	44,163	—	—	—	47,951
Stock options exercised	177	549	—	—	—	726
Stock subscription payments	—	—	—	174	—	174

Balance at December 31, 2000	$15,581	$57,053	$24,955	$(146)	$1,032	$98,475

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Cash flows from operating activities:
Net income	$9,728	$7,196	$5,471
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,085	1,447	1,142
Gain on sale of securities	(27)	(48)	(218)
Gain on sale of loans	(118)	(147)	(303)
Distributed (undistributed) earnings of partnership investments	2,421	(990)	(1,793)
Provision for loan losses	1,900	999	1,004
Loans originated for sale	(6,555)	(22,583)	(23,709)
Proceeds from sale of loans	6,673	22,730	24,012
(Increase) decrease in
Fees receivable	(420)	(2,706)	(521)
Accrued interest receivable	(2,708)	(1,192)	(236)
Other assets	(163)	(2,426)	(998)
Increase (decrease) in
Accrued interest payable	717	630	42
Other liabilities	3,039	2,097	2,468

Net cash provided by operating activities	15,572	5,007	6,361

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(10,000)	11,000	(9,800)
Investment securities available for sale:
Purchases	(144,167)	(70,150)	(85,661)
Sales	2,027	7,300	58,378
Maturities	44,745	41,007	14,730
Investment securities held to maturity:
Purchases	—	—	(874)
Sales	—	—	794
Maturities	—	—	4,900
Mortgage-backed securities available for sale:
Principal payments	2,331	2,830	1,216
Sales	—	3,387	—
Mortgage-backed securities held to maturity:
Principal payments	—	—	5,034
Purchase of FHLB stock	—	(112)	(1,207)
Net increase in loans	(194,320)	(101,197)	(72,260)
Recoveries on loans previously charged-off	125	86	122
Sales of other real estate owned	—	—	124
Capital expenditures, net of sale proceeds	(2,911)	(1,903)	(1,487)
Acquisition of investment management business	(9,268)	—	—

Net cash used in investing activities	(311,438)	(107,752)	(85,991)

(Continued)

Cash flows from financing activities:
Net increase in deposits	$244,512	$85,683	$76,551
Net increase (decrease) in repurchase agreements	33,155	10,310	875
Net increase (decrease) in federal funds purchased	—	—	(13,255)
Net increase (decrease) in other short-term debt	—	(37)	(833)
Proceeds from FHLB borrowings	28,000	116,770	48,011
Repayments of FHLB borrowings	(18,500)	(112,427)	(31,908)
Dividend paid to stockholders	(1,520)	—	—
S-corporation dividends paid	—	—	(61)
Proceeds from stock subscriptions receivable	174	175	174
Proceeds from issuance of common stock, net	45,706	512	647

Net cash provided by financing activities	331,527	100,986	80,201

Net increase (decrease) in cash and due from banks	35,661	(1,759)	571
Cash and due from banks at beginning of year	11,190	12,949	12,378

Cash and due from banks at end of year	$46,851	$11,190	$12,949

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$25,746	$16,777	$15,455
Cash paid for income taxes	4,841	3,460	3,859
Transfers to other real estate owned	—	—	42
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	2,271	(1,351)	89
Transfer of investments to investment securities available for sale	—	—	17,865
The Company purchased all of the assets of Sand Hill Advisors for $16.5 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$16,124	$—	$—
Less: liabilities assumed	3,884	—	—

Cash and stock paid at close	$12,240	$—	$—

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000

(1)  Organization

    Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Bank"), a Massachusetts chartered trust company; Westfield Capital Management Company, Inc. ("Westfield") and Sand Hill Advisors, Inc. ("Sand Hill"), registered investment advisors; and RINET Company, Inc. ("RINET"), a financial planning firm.

    During 1997, the Company merged with Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients. During October 1999, the Company merged with RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. Both of these mergers were accounted for as "pooling of interests". Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield and RINET on a consolidated basis for all periods presented.

    On August 31, 2000, the Company acquired Sand Hill Advisors, Inc. ("Sand Hill"), an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. This acquisition was accounted for as a "purchase of assets". Accordingly, the results of operations of the Company reflect the Company's financial position and the results of operations including Sand Hill on a consolidated basis since the date of the acquisition. The Company conducts substantially all of its business through its wholly-owned subsidiaries, the Bank, Westfield, Sand Hill, and RINET.

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

    Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in separately managed growth equity portfolios, and also acts as the investment manager of seven limited partnerships. Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

    Sand Hill provides investment management services to high net worth individuals primarily in Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also uses its expertise to plan and execute diversification programs for concentrated stock positions.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(2)  Summary of Significant Accounting Policies

    The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Westfield, Sand Hill, and RINET. The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Preferred Capital Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Due From Banks

    The Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2000, the daily amount required to be held was $15.2 million.

Investment and Mortgage-Backed Securities

    Investment and mortgage-backed securities are classified as held to maturity, available for sale, or trading. Securities classified as held to maturity are carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities classified as trading are carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes. All of the Company's investment and mortgage-backed securities were classified as available for sale as of December 31, 2000.

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

Loans

    Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2000 and 1999, the amounts of impaired loans were immaterial.

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

Allowance for Loan Losses

    The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

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

Organizational Costs

    During 1999, the Company adopted Statement of Position "SOP" 98-5, "Reporting on the Costs of Start-Up Activities". This statement requires organizational costs which were being amortized to be expensed and accounted for as a cumulative effect of a change in accounting principle. The Company adopted this statement on January 1, 1999 and expensed $125,000 of unamortized organizational costs, net of tax.

Excess of Cost Over Net Assets Acquired

    The excess of cost over net assets acquired is being amortized using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances that might have diminished their value. Accumulated amortization amounted to $1.9 million, $1.3 million, and $1.0 million at December 31, 2000, 1999 and 1998, respectively. On August 31, 2000, the Company recorded $15.6 million of goodwill related to the acquisition of Sand Hill.

Investment Management and Trust Assets

    Investment management and trust assets amounted to $5.7 billion and $3.7 billion at December 31, 2000 and 1999, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

    The Company maintains a Section 401(k) savings plan for employees of the Company and the Bank. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company also maintains a Section 401(k) savings plan for the employees of Sand Hill and RINET. The annual contribution to these plans is determined by the Board of Directors of Sand Hill and RINET. Contributions to both plans are charged against current operations in the year they are made.

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

    The following table is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended December 31.

	2000			1999			1998
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$9,728	12,734	$0.76	$7,196	11,591	$0.62	$5,471	11,484	$0.48

Effect of Dilutive Securities
Stock Payable	—	—		—	—		—	—
Stock Options	—	589		—	319		—	404

Diluted EPS	$9,728	13,323	$0.73	$7,196	11,910	$0.60	$5,471	11,888	$0.46

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was updated by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These Statements establish accounting and reporting standards for derivative instruments and hedging activities. They require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. Under these Statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company adopted these Statements on January 1, 2001 and they did not have a material impact on the Company's consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3)  Comprehensive Income

    Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.

    The Company's other comprehensive income (loss) and related tax effects for the years ended December 31, 2000, 1999, and 1998 is as follows:

	Pre-Tax	Tax Expense (Benefit)	Net
	(In thousands)
2000
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,576	$1,287	$2,289
Less: adjustment for realized gains	27	9	18

Other comprehensive income	$3,549	$1,278	$2,271

1999
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,063)	$(744)	$(1,319)
Less: adjustment for realized gains	48	16	32

Other comprehensive loss	$(2,111)	$(760)	$(1,351)

1998
Unrealized gains on securities:
Unrealized holding gains arising during period	$357	$137	$220
Less: adjustment for realized gains	218	87	131

Other comprehensive income	$139	$50	$89

(4)  Business Segments

Management Reporting

    The Company has four reportable segments, the Bank, Westfield, Sand Hill, and RINET. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

Reconciliation of Reportable Segment Items

    The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 2000, 1999, and 1998.

	2000
	Bank	Westfield	RINET	Sand Hill	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$25,819	$111	$9	$6	$(54)	$(147)	25,744
Non-Interest Income	10,633	15,219	3,544	1,836	4	—	31,236

Total Revenues	36,452	15,330	3,553	1,842	(50)	(147)	56,980
Provision for Loan Losses	1,900	—	—	—	—	—	1,900
Operating Expense	25,520	11,061	2,997	1,425	(50)	—	40,953
Income Tax Expense	2,244	1,756	227	172	—	—	4,399

Segment Profit	$6,788	$2,513	$329	$245	$—	$(147)	$9,728

Balance Sheet Data:
Total Segment Assets	$897,070	$9,963	$1,721	$16,999	$20,569	$(24,812)	$921,510

	1999
	Bank	Westfield	RINET	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$17,535	$92	$—	$—	$(92)	$17,535
Non-Interest Income	8,766	13,088	3,106	—	—	24,960

Total Revenues	26,301	13,180	3,106	—	(92)	42,495
Provision for Loan Losses	999	—	—	—	—	999
Operating Expense	19,308	8,203	3,033	113	—	30,657
Income Tax Expense	1,576	2,037	30	—	—	3,643

Segment Profit	$4,418	$2,940	$43	$(113)	$(92)	$7,196

Balance Sheet Data:
Total Segment Assets	$557,734	$8,802	$699	$1,340	$(1,202)	$567,373

	1998
	Bank	Westfield	RINET	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$14,166	$65	$—	$9	$(92)	$14,148
Non-Interest Income	6,818	10,310	2,758	—	—	19,886

Total Revenues	20,984	10,375	2,758	9	(92)	34,034
Provision for Loan Losses	1,004	—	—	—	—	1,004
Operating Expense	14,889	6,986	2,819	—	—	24,694
Income Tax Expense	1,503	1,387	(25)	—	—	2,865

Segment Profit	$3,588	$2,002	$(36)	$9	$(92)	$5,471

Balance Sheet Data:
Total Segment Assets	$452,045	$6,903	$568	$1,269	$(2,970)	$457,815

(5)  Investment Securities

    A summary of investment securities available for sale follows:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
		(In thousands)
At December 31, 2000
U.S. Government and agencies	$74,753	$819	$(379)	$75,193
Corporate bonds	12,029	214	0	12,243
Municipal bonds	86,483	1,086	(120)	87,449

Total	$173,265	$2,119	$(499)	$174,885

At December 31, 1999
U.S. Government and agencies	$36,174	$—	$(1,362)	$34,812
Municipal bonds	39,250	2	(459)	38,793

Total	$75,424	$2	$(1,821)	$73,605

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)  Investment Securities (Continued)

    The following table sets forth the maturities of investment securities available for sale at December 31, 2000 and the weighted average yields of such securities:

	U.S. Government And Agencies			Corporate Bonds			Municipal Bonds
	Amortized Cost	Market Value	Average Weighted Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Within One Year	$11,009	$11,010	5.68%	$—	$—	—%	$21,271	$21,238	4.11%
After One, But Within Five Years	48,294	49,045	5.57	12,029	12,243	6.26	27,507	27,592	4.19
After Five, But Within Ten Years	5,450	5,459	6.95	—	—	—	7,435	7,502	4.25
After Ten Years	10,000	9,679	7.06	—	—	—	30,270	31,117	4.75

Total	$74,753	$75,193	5.89%	$12,029	$12,243	6.26%	$86,483	$87,449	4.37%

    The weighted average remaining life of investment securities available for sale at December 31, 2000 was 5.5 years. As of December 31, 2000, approximately $42.8 million of investment securities available for sale were callable before maturity.

    The following table presents the sale of investment securities and mortgage-backed securities with the resulting realized gains, losses, and net proceeds from such sales:

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Amortized cost of securities sold	$2,000	$10,639	$58,954
Gains realized on sales	27	48	222
Losses realized on sales	—	—	(4)

Net proceeds from sales	$2,027	$10,687	$59,172

(6)  Mortgage-Backed Securities

    A summary of mortgage-backed securities available for sale follows:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(In thousands)
At December 31, 2000
Fixed rate:
FHLMC	$286	$2	$—	$288
FNMA	744	—	—	744
Adjustable rate:
FNMA	218	—	—	218
GNMA	2,026	—	(9)	2,017

Total	$3,274	$2	$(9)	$3,267

At December 31, 1999
Fixed rate:
FHLMC	$1,762	$—	$(79)	$1,683
FNMA	1,112	—	(22)	1,090
Adjustable rate:
FNMA	233	—	(5)	228
GNMA	2,520	—	(11)	2,509

Total	$5,627	$—	$(117)	$5,510

    The following table sets forth the maturities of mortgage-backed securities at December 31, 2000 and the weighted average yields of such securities:

	After One, But Within Five Years			After Ten Years
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Available for sale:
Fixed rate:
FHLMC	$286	$288	6.28%	$—	$—	—
FNMA	744	744	5.69	—	—	—
Adjustable rate:
FNMA	—	—	—	218	218	6.86
GNMA	—	—	—	2,026	2,017	6.21

Total	$1,030	$1,032	5.86%	$2,244	$2,235	6.27%

    These securities have final maturities ranging from 3.2 to 23.2 years. The weighted average remaining life of mortgage-backed securities was 11.0 years as of December 31, 2000. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

(7)  Loans Receivable

    The Bank's lending activities are conducted principally in the Boston metropolitan area and, to a lesser extent, elsewhere in Massachusetts and New England. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Bank's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the New England economy. As of December 31, 2000, the Bank had $102.2 million of fixed rate loans and $542.9 million of variable rate loans outstanding.

    The Bank's lending limit to any single borrower is limited by regulation to approximately $11.5 million. The Bank had no relationships with an individual borrower at December 31, 2000 that were in excess of the legal lending limit established for Massachusetts state-chartered banks. Mortgage loans serviced for others totaled $11.7 million and $10.5 million at December 31, 2000 and 1999, respectively.

    Loans outstanding to executive officers and directors of the Company aggregated $3.7 million at December 31, 2000 and 1999. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2000	1999
	(In thousands)
Balance at beginning of year	$3,651	$3,643
Originations	365	2,982
Repayments	(305)	(2,974)

Balance at end of year	$3,711	$3,651

    All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

    The following table presents a summary of risk elements within the loan portfolio:

	December 31,
	2000	1999	1998
	(In thousands)
Nonaccrual loans	$1,303	$1,317	$565
Loans past due 90 days or more, but still accruing	—	—	—

Total non-performing loans	$1,303	$1,317	$565

Loans past due 30-89 days	$3,091	$2,042	$3,307

(8)  Allowance for Loan Losses

    An analysis of the activity in the allowance for loan losses is as follows:

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Balance at beginning of year	$5,336	$4,386	$3,645
Provision for loan losses	1,900	999	1,004
Charge-offs	(19)	(135)	(385)
Recoveries	125	86	122

Balance at end of year	$7,342	$5,336	$4,386

(9)  Premises and Equipment

    Premises and equipment consisted of the following:

		December 31,
	Estimated Useful Life
		2000	1999
	(In thousands)
Leasehold improvements	5–20 Years	$3,703	$2,904
Computer equipment	3–5 Years	2,593	2,025
Furniture and fixtures	5–7 Years	3,164	2,175
Automobiles	5 Years	923	125
Office equipment	5–7 Years	125	685

Subtotal		10,508	7,914
Less accumulated depreciation and amortization		(4,093)	(3,175)

Premises and equipment, net		$6,415	$4,739

    Depreciation and amortization expense related to premises and equipment was $1.2 million, $954,000, and $727,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company and its subsidiaries conduct operations in leased premises. The Company's and the Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts. The Bank has two offices in Boston and one in Wellesley, Massachusetts. Westfield is located at One Financial Center, Boston, Massachusetts. Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California. RINET is located at 10 Post Office Square, which is adjacent to the Bank's headquarters. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

    The Company is obligated for minimum rental payments under these noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

Minimum Lease Payments
(In thousands)
2001	$3,255
2002	3,328
2003	3,348
2004	3,171
2005	1,227
Thereafter	2,518

Total	$16,847

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2.7 million, $1.5 million, and $1.3 million respectively.

(10)  Deposits

    Deposits are summarized as follows:

	December 31,
	2000	1999
	(In thousands)
Demand deposits	$111,846	$53,058
NOW	86,868	40,875
Savings	5,997	4,607
Money market	347,641	238,513
Certificates of deposit under $100,000	21,754	22,394
Certificates of deposit $100,000 or greater	90,941	61,088

Total	$665,047	$420,535

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10)  Deposits (Continued)

    Certificates of deposit had the following schedule of maturities:

	December 31,
	2000	1999
	(In thousands)
Less than 3 months remaining	$67,184	$51,915
3 to 6 months remaining	10,893	8,103
6 to 12 months remaining	16,835	14,688
More than 12 months remaining	17,783	8,776

Total	$112,695	$83,482

    Interest expense on certificates of deposit greater than $100,000 was $4.9 million, $3.2 million, and $2.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

(11)  Federal Home Loan Bank Borrowings

    A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

	December 31,
	2000		1999
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$22,085	5.83%	$16,916	5.66%
Over 1 year to 2 years	14,811	6.10	20,193	5.82
Over 2 years to 3 years	18,705	5.88	13,120	6.23
Over 3 years to 5 years	7,000	6.91	14,556	5.89
Over 5 years	27,571	5.84	15,887	5.74

Total	$90,172	5.97%	$80,672	5.85%

    Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 2000 were $171.4 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $71.0 million at December 31, 2000. As of December 31, 2000, there were no federal funds purchased.

    As a member of the FHLB, the Bank is required to invest in the common stock of the FHLB in the amount of one percent of its outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of its outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2000, the Bank's FHLB stock holdings totaled $4.8 million. The Bank's investment in FHLB stock is recorded at cost and is redeemable at par.

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

	December 31,
	2000	1999	1998
	(Dollars in thousands)
Outstanding	$49,706	$16,551	$6,241
Maturity date	1/01	1/00	1/99
Outstanding collateralized by U.S. Treasury and related agency securities with:
Book value	49,400	17,760	6,315
Market value	49,975	16,640	6,297
Average outstanding for the year	31,803	12,126	5,962
Maximum outstanding at any month end	49,706	19,936	7,613
Weighted average rate at end of period	4.39%	4.22%	4.16%
Weighted average rate paid for the period	4.42%	4.37%	4.43%

(13)  Income Taxes

    The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Current expense:
Federal	$4,590	$3,374	$2,723
State	711	576	835

Total current expense	5,301	3,950	3,558

Deferred expense (benefit):
Federal	(776)	(208)	(543)
State	(118)	(91)	(122)
Change in valuation reserve	(8)	(8)	(28)

Total deferred expense (benefit)	(902)	(307)	(693)

Income tax expense	$4,399	$3,643	$2,865

    The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2000	1999	1998
Statutory federal income tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	2.7	2.9	5.7
Tax exempt interest, net	(5.2)	(4.0)	(4.2)
Other, net	(1.4)	(0.7)	(1.1)

Effective federal income tax rate	31.1%	33.2%	34.4%

    The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2000	1999
	(In thousands)
Gross deferred tax assets:
Allowance for losses on loans and real estate	$2,525	$1,767
Depreciation	—	37
Organization costs	59	91
Pre-operating costs	103	103
Stock Grants	51	—
Unrealized loss on securities available for sale	—	697
Other	33	9

Gross deferred tax assets	2,771	2,704
Valuation allowance	(15)	(23)

Total deferred tax assets	2,756	2,681
Gross deferred tax liabilities:
Cash to accrual adjustment	64	339
Investment in partnerships	198	168
Depreciation	116	—
Unrealized gain on securities available for sale	580	—

Total gross deferred tax liabilities	958	507

Net deferred tax asset	$1,798	$2,174

    Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $4.6 million of future net taxable income to realize the net deferred tax asset at December 31, 2000. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14)  Employee Benefits

Employee 401(k) Plans

    The Company maintains a 401(k) plan for the benefit of the employees of the Company and the Bank which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age are immediately enrolled and are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $297,000, $250,000, and $153,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company maintains a 401(k) plan for the benefit of the employees of Sand Hill which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $31,000, for the period from August 31, 2000 (the date Sand Hill was acquired) through December 31, 2000.

    The Company maintains a 401(k) plan for the benefit of the employees of RINET which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $33,000, $33,000, and $32,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Profit Sharing Plan

    The Company maintains the Profit Sharing Plan for the benefit of the employees of Westfield that qualifies as a tax exempt plan under Section 401 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the Profit Sharing Plan. Expenses associated with the Profit Sharing Plan were $433,000, $306,000, and $294,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Incentive Plans

    The Company maintains the Long-Term Incentive Plan to encourage and create ownership of the Company's Common Stock by employees, and maintains the Director Stock Option Plan to reward directors of the Company for their service. Under the Long-Term Incentive Plan, the Company may grant shares of restricted stock and options on its common stock to officers and key employees. The Company records the fair value of the restricted stock grants as compensation expense over the three year vesting period. Stock option grants are accounted for under both plans by measuring compensation at the grant date as the difference between the fair market value of the Company's stock and the exercise price of the options granted. Generally, the Company grants options at the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been charged against income.

Had compensation cost been determined consistent with a fair value based approach, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$9,728	$7,196	$5,471
Proforma	8,696	6,460	4,888
Basic earnings per share:
As reported	$0.76	$0.62	$0.48
Proforma	0.68	0.56	0.43
Diluted earnings per share:
As reported	$0.73	$0.60	$0.46
Proforma	0.65	0.54	0.41

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: expected life of 7 years; expected volatility of 34% in 2000, 21% in 1999, and 37% in 1998, and risk-free interest rates of 6.7% in 2000, 6.7% in 1999, and 5.7% in 1998.

    Under the Long-Term Incentive Plan, the Company may grant options to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the Directors Stock Option Plan, the Company may grant options to its non-employee directors for an amount not to exceed 1% of the number of shares of common stock outstanding as of the previous year-end. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period after the grant date under the Long-Term Incentive Plan. Under the Directors Stock Option Plan, options generally vest one year after the grant date.

    A summary of the status of the Company's two fixed stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented below.

	2000		1999		1998
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	1,179,965	$6.13	963,896	$5.48	797,452	$4.21
Granted	451,034	9.47	322,269	7.83	229,494	9.43
Exercised	(177,246)	4.13	(58,050)	2.75	(50,175)	2.75
Canceled	(43,485)	8.73	(48,150)	8.33	(12,875)	7.46

Options at end of year	1,410,268	$7.38	1,179,965	$6.13	963,896	$5.48

Options exercisable at year end	909,471	$6.47	877,207	$5.39	655,438	$4.26

Weighted average fair value of options granted during the year		$4.02		$3.25		$4.71

    The following table summarizes information about fixed stock options outstanding at December 31, 2000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 to $3.88	235,052	3.8	$2.82	235,052	$2.82
$4.00 to $6.00	180,900	5.9	5.01	180,900	5.01
$7.50 to $7.97	290,238	8.2	7.83	162,071	7.78
$8.13 to $9.22	561,678	8.3	8.63	248,348	8.56
$9.94 to $10.75	74,000	7.4	10.47	66,000	10.49
$11.41 to $14.63	68,400	9.7	13.82	17,100	13.82

Total	1,410,268	7.3	$7.38	909,471	$6.47

(15)  Other Operating Expense

    Major components of other operating expense are as follows:

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Forms and supplies	$476	$364	$304
Telephone	198	186	166
Training and education	199	132	99
Postage	127	113	110
Insurance	335	133	117
Publications and subscriptions	181	67	72
Other	1,106	948	689

Total	$2,622	$1,943	$1,557

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

    Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2000	1999
	(In thousands)
Commitments to originate loans:
Fixed rate	$13,195	$588
Variable rate	44,786	20,084
Unused lines of credit	120,714	87,000
Standby letters of credit	6,624	5,895

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

	December 31,
	2000		1999
	(In thousands)
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Cash and due from banks	$46,851	$46,851	$11,190	$11,190
Federal funds sold	10,000	10,000	—	—
Investment securities	174,885	174,885	73,605	73,605
Mortgage-backed securities	3,267	3,267	5,510	5,510
Stock in the Federal Home Loan Bank of Boston	4,830	4,830	4,830	4,830
Loans receivable (net of allowance for loan losses):
Commercial	265,513	267,089	186,258	188,834
Residential mortgage	344,779	339,763	233,599	229,013
Home equity and other	27,439	27,439	25,195	25,195
Fees receivable	6,740	6,740	6,320	6,320
Accrued interest receivable	6,305	6,305	3,597	3,597
Liabilities:
Deposits:
Demand deposits	111,746	111,746	53,058	53,058
NOW	86,868	86,868	40,875	40,875
Savings and money market	353,638	353,638	243,120	243,120
Certificates of deposit under $100,000	21,754	21,818	22,394	22,447
Certificates of deposit $100,000 or more	91,041	91,127	61,088	61,173
Securities sold under agreements to repurchase	49,706	49,706	16,551	16,551
FHLB borrowings	90,172	90,279	80,672	77,648
Accrued interest payable	1,998	1,998	1,281	1,281

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

Loans receivable

    Fair value estimates are based on loans with similar financial characteristics. Loans have been segregated by homogenous groups into commercial, residential mortgage, home equity and other loans. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non- performing loans has been considered in the determination of the fair value of loans. The fair value estimated for home equity and other loans equals their carrying value because of the floating rate nature of these loans.

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

Accrued interest and fees receivable and interest payable

    The carrying values for accrued interest and fees receivable and interest payable approximate fair value because of the short-term nature of these financial instruments.

Financial instruments with off-balance sheet risk

    The Company's commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore there is no fair value adjustment.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18)  Boston Private Financial Holdings, Inc. (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2000	1999
	(In thousands)
Assets:
Cash	$19,465	$956
Investment in subsidiaries	82,801	38,252
Other assets	1,104	384

Total assets	$103,370	$39,592

Liabilities:
Due to Sand Hill Advisors	$3,887	$—
Accounts payable	1,008	447

Total liabilities	4,895	447

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 30,000,000 issued: 15,580,905 shares in 2000 and 11,616,070 shares in 1999	15,581	11,616
Additional paid-in capital	57,053	12,341
Retained earnings	24,955	16,747
Stock subscriptions receivable	(146)	(320)
Accumulated other comprehensive (loss) income	1,032	(1,239)

Total stockholders' equity	98,475	39,145

Total liabilities and stockholders' equity	$103,370	$39,592

Condensed Statements of Operations

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Income:
Interest income	$11	$—	$9
Rental income	4	—	—
Management fees from subsidiaries	3,158	1,864	1,854
Dividends from subsidiaries	1,750	2,700	—

Total income	4,923	4,564	1,863

Expenses:
Salaries and benefits	1,795	1,093	1,214
Professional fees	796	467	230
Other expenses	582	304	419
Merger expenses	—	113	—

Total expenses	3,173	1,977	1,863

Income (loss) before income taxes	1,750	2,587	—
Income tax expense (benefit)	—	—	—

Income (loss) before equity in undistributed earnings of subsidiaries	1,750	2,587	—
Equity in undistributed earnings of subsidiaries	7,978	4,609	5,471

Net income	$9,728	$7,196	$5,471

Condensed Statements of Cash Flows

	Years Ended December 31,
	2000	1999	1998
	(In thousands)
Cash flows from operating activities:
Net income	$9,728	$7,196	$5,471
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Equity in earnings of subsidiaries	(9,728)	(7,309)	(5,471)
Dividends from subsidiaries	1,750	2,700	—
(Increase) decrease in other assets	(720)	(46)	(98)
Increase (decrease) in other liabilities	561	85	266

Total adjustments	(8,137)	(4,570)	(5,303)

Net cash provided by (used in) operating activities	1,591	2,626	168

Cash flows from investing activities:
Capital investment in RINET	—	(112)	—
Acquisition of Sand Hill Advisors (1)	(9,268)	—	—
Capital investment in subsidiary Bank	(18,000)	(2,000)	(1,000)

Net cash provided by (used in) investing activities	(27,268)	(2,112)	(1,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	44,980	353	509
Proceeds from exercise of stock options	726	159	138
Dividends paid to shareholders	(1,520)	—	—
Proceeds from short-term borrowings	9,500	—	1,000
Repayment of short-term borrowings	(9,500)	(1,000)	—

Net cash provided by (used in) financing activities	44,186	(488)	1,647

Net increase (decrease) in cash	18,509	26	815
Cash at beginning of year	956	930	115

Cash at end of year	$19,465	$956	$930

(1)
See supplemental disclosures to the Company's consolidated cash flow statement.

(19)  Regulatory Matters

Investment Management

    The Company's investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and other state regulatory agencies. Specifically, four of the Company's subsidiaries, including Westfield, Sand Hill, and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a subadvisor and Sand Hill acts as an advisor to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, ("ERISA") to the extent any such entities act as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

    The Company and its subsidiaries are also subject to extensive regulation and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), which insures the Bank's deposits to the maximum extent permitted by law, and by the Massachusetts Commissioner of Banks. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

    The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank, a wholly-owned subsidiary of the Company, must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

    Current FDIC regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19)  Regulatory Matters (Continued)

    As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's or the Company's category.

    Actual capital amounts and regulatory capital requirements as of December 31, 2000 and 1999 are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2000:
Total risk-based capital
Company	$85,903	16.63%	$41,327	>8.0%	$51,659	>10.0%
Bank	63,821	12.55	40,668	8.0	50,835	10.0
Tier I risk-based
Company	79,435	15.38	20,664	4.0	30,996	6.0
Bank	57,454	11.30	20,334	4.0	30,501	6.0
Tier I leverage capital
Company	79,435	9.02	35,244	4.0	44,055	5.0
Bank	57,454	6.59	34,879	4.0	43,598	5.0
As of December 31, 1999:
Total risk-based capital
Company	$41,792	11.84%	$28,232	>8.0%	$35,290	>10.0%
Bank	36,837	10.72	27,495	8.0	34,368	10.0
Tier I risk-based
Company	37,369	10.59	14,116	4.0	21,174	6.0
Bank	32,528	9.46	13,747	4.0	20,621	6.0
Tier I leverage capital
Company	37,369	6.79	22,006	4.0	27,507	5.0
Bank	32,528	5.99	21,720	4.0	27,150	5.0

    Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.

(20)  Litigation

    On June 7, 2000, one of the Company's subsidiaries received correspondence on behalf of one of its former clients claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the former client's performance targets. On January 11, 2001, a pleading was filed in Pennsylvania state court on behalf of the client stating that an action has been commenced against our subsidiary, but containing no allegations. We intend to defend this matter vigorously.

    The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

(21)  Secondary Public Offering

    On September 29, 2000, the Company issued 3,450,000 million shares of common stock in a secondary offering to the public at a price of $13.75 per share. The net proceeds of this offering were approximately $44.2 million. The Company used $9.5 million to repay debt incurred to finance the acquisition of Sand Hill Advisors. The remaining proceeds were made available for general corporate purposes.

(22)  Subsequent Event

    On January 8, 2001, the Company announced a merger with of E.R. Taylor Investments, Inc. ("Taylor"), a value style investment advisory firm catering to the wealth management market. Upon completion of the merger, Taylor will change its name to Boston Private Value Investors and will operate as a wholly-owned subsidiary of the Company with offices in Concord, New Hampshire and Boston, Massachusetts. The value of the transaction is estimated to be $10.5 million payable in shares of the Company's common stock. The transaction will be accounted for under the "pooling of interests" method of accounting. The number of shares of common stock issued will be calculated using the 30 day average closing price prior to close, and is subject to a range between 538,737 and 728,660 shares. This transaction is expected to close during the first quarter of 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Exhibits

(2) Financial Schedules

  None

(3) Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement for Sand Hill Advisors excluding schedules and exhibits, which the registrant agrees to furnish supplementary to the Commission upon request, is incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 13, 2000.
2.2
Amendment No. 1 to the Asset Purchase Agreement for Sand Hill Advisors excluding schedules and exhibits, which the registrant agrees to furnish supplementary to the Commission upon request, is incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 13, 2000.
3.1(a)
Articles of Organization of the Company is incorporated herein by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 6, 2000.
3.1(b)	Articles of Amendment is incorporated herein by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 6, 2000.

3.2	By-Laws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 6, 2000.
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
10.10
Employment Agreement dated July 22, 1999 by and among the Company, RINET, and Richard N. Thielen is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 6, 2000.
21	Subsidiaries of the Company are incorporated herein by reference to Exhibit 22.0 to Form S-1.
23.1	Independent Auditors' Consent.*

*
Filed herewith.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2001.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 1, 2000
/s/ WALTER M. PRESSEY Walter M. Pressey	President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 1, 2000
/s/ CHARLES O. WOOD, III Charles O. Wood, III	Lead Director	March 1, 2000
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 1, 2000
/s/ ARTHUR J. BAUERNFEIND Arthur J. Bauernfeind	Director	March 1, 2000
Peter C. Bennett	Director	March 1, 2000
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 1, 2000
/s/ C. MICHAEL HAZARD C. Michael Hazard	Director	March 1, 2000

Lynn Thompson Hoffman	Director	March 1, 2000
/s/ DR. ALLEN SINAI Dr. Allen Sinai	Director	March 1, 2000
/s/ RICHARD N. THIELEN Richard N. Thielen	Director	March 1, 2000

QuickLinks

Documents Incorporated by Reference
TABLE OF CONTENTS
PART I
PART II
Independent Auditors' Report
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2000
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
PART III
PART IV
SIGNATURES