Form 10-Q
period 2001-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2001-05-14
CIK 821127

As filed with the Securities and Exchange Commission on May 14 , 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934
For the transition period from ________ to ________.

Commission File Number:   0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts	04-2976299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten Post Office Square
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (617) 912-1900

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2001:

Common Stock - Par Value $1.00	16,370,490 shares
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited) March 31, 2001	December 31, 2000
	(In thousands, except share data)
Assets:
Cash and due from banks	$43,948	$47,625
Federal funds sold	38,000	10,000
Investment securities available for sale (amortized cost of $197,315 and $173,265, respectively)	201,013	174,885
Mortgage-backed securities available for sale (amortized cost of $3,027 and $3,274, respectively)	3,039	3,267
Loans receivable:
Commercial	283,748	271,784
Residential mortgage	369,381	345,643
Home equity	25,849	27,128
Other	440	518
Total loans	679,418	645,073
Less: allowance for loan losses	(7,921)	(7,342)
Net loans	671,497	637,731

Stock in the Federal Home Loan Bank of Boston	5,404	4,830
Premises and equipment, net	7,436	6,841
Excess of cost over net assets acquired, net	18,078	18,371
Fees receivable	6,835	6,816
Accrued interest receivable	6,706	6,305
Other assets	7,597	6,515
Total assets	$1,009,553	$923,186

Liabilities:
Deposits	$724,782	$665,047
FHLB borrowings	108,020	90,172
Securities sold under agreements to repurchase	45,980	49,706
Accrued interest payable	2,504	1,998
Other liabilities	23,136	16,646
Total liabilities	904,422	823,569

Stockholders’ equity:
Common stock, $1.00 par value per share; authorized: 30,000,000 shares issued: 16,307,163 shares at March 31, 2001 and 16,210,636 shares at December 31, 2000	16,307	16,211
Additional paid-in capital	58,800	57,456
Retained earnings	27,650	25,064
Stock subscriptions receivable	--	(146)
Accumulated other comprehensive income	2,374	1,032
Total stockholders’ equity	105,131	99,617
Total liabilities and stockholders’ equity	$1,009,553	$923,186

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(In thousands, except share date)
Interest and dividend income:
Loans	$13,173	$8,869
Taxable investment securities	1,295	592
Non-taxable investment securities	1,246	376
Mortgage–backed securities	53	75
FHLB stock dividends	96	81
Federal funds sold and other	1,169	475
Total interest and dividend income	17,032	10,468
Interest expense:
Deposits	6,561	3,887
FHLB borrowings	1,459	1,174
Securities sold under agreements to repurchase	392	252
Federal funds purchased and other	--	9
Total interest expense	8,412	5,322
Net interest income	8,620	5,146
Provision for loan losses	550	300
Net interest income after provision for loan losses	8,070	4,846
Fees and other income:
Investment management and trust	9,061	6,839
Financial planning fees	1,086	795
Equity in earnings (losses) of partnerships	(87)	(174)
Deposit account service charges	100	57
Gain on sale of loans	185	6
Gain on sale of investment securities	490	--
Other	219	85
Total fees and other income	11,054	7,608
Operating expense:
Salaries and employee benefits	9,622	6,611
Occupancy and equipment	1,435	1,108
Professional services	747	348
Marketing and business development	577	537
Contract services and processing	359	322
Merger expenses	127	--
Amortization of intangibles	345	117
Other	945	647
Total operating expense	14,157	9,690
Income before income taxes	4,967	2,764
Income tax expense	1,423	818
Net income	$3,544	$1,946
Per share data:
Basic earnings per share	$0.22	$0.16
Diluted earnings per share	$0.21	$0.15
Average common shares outstanding	16,274,398	12,304,157
Average diluted shares outstanding	17,070,860	12,655,233

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions	Accumulated Comprehensive Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 1999	$12,246	$12,744	$16,815	$(320)	$(1,239)	$40,246
Net income	--	--	1,946	--	--	1,946
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	--	--	--	--	41	41
Total other comprehensive income						1,987
Dividends paid to shareholders	--	--	(348)	--	--	(348)
Proceeds from issuance of 66,793 shares of common stock	67	505	--	--	--	572
Stock options exercised	11	18	--	--	--	29
Stock subscription payments	--	--	--	166	--	166
Balance at March 31, 2000	$12,324	$13,267	$18,413	$(154)	$(1,198)	$42,652

Balance at December 31, 2000	$16,211	$57,456	$25,064	$(146)	$1,032	$99,617
Net income	--	--	3,544	--	--	3,544
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	--	--	--	--	1,342	1,342
Total other comprehensive income						4,886
Dividends paid to shareholders	--	--	(547)	--	--	(547)
Proceeds from issuance of 54,150 shares of common stock	54	960	--	--	--	1,014
Stock options exercised	42	384	--	--	--	426
Stock subscription payments	--	--	--	146	--	146
S Corporation Dividends paid	--	--	(411)	--	--	(411)
Balance at March 31, 2001	$16,307	$58,800	$27,650	$--	$2,374	$105,131

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$3,544	$1,946
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34	468
Gain on sale of loans	(185)	(6)
Gain on sale of investment securities	(490)	--
Provision for loan losses	550	300
Distributed (undistributed) earnings of partnership investments	97	2,231
Loans originated for sale	(23,680)	(1,000)
Proceeds from sale of loans	23,865	1,006
(Increase) decrease in:
Fees receivable	(19)	77
Accrued interest receivable	(401)	1,049
Other assets	(1,984)	38
Increase (decrease) in:
Accrued interest payable	506	(20)
Other liabilities	6,490	(3,927)
Net cash provided (used) by operating activities	8,327	2,162
Cash flows from investing activities:
Net decrease (increase) in federal funds sold	(28,000)	(29,000)
Investment securities available for sale:
Purchases	(57,911)	(14,016)
Sales	--	--
Maturities	34,936	2,635
Mortgage-backed securities available for sale:
Sales	--	--
Principal payments	245	669
Net decrease (increase) in loans	(34,231)	(13,880)
Purchase of FHLB stock	(574)	--
Recoveries on loans previously charged off	29	36
Capital expenditures	(983)	(614)
Cash and cash equivalents for acquisition	--	--
Net cash provided (used) by investing activities	(86,489)	(54,170)
Cash flows from financing activities:
Net increase (decrease) in deposits	59,735	61,465
Net increase (decrease) in repurchase agreements	(3,726)	10,676
Net increase (decrease) in federal funds purchased	--	--
FHLB advance proceeds	23,000	--
FHLB advance repayments	(5,152)	(6,059)
Proceeds from stock subscriptions receivable	146	166
Dividends paid to stockholders	(547)	(348)
S-corporation dividends paid	(411)	--
Proceeds from issuance of common stock	1,440	601
Net cash provided (used) by financing activities	74,485	66,501
Net increase (decrease) in cash and due from banks	(3,677)	14,493
Cash and due from banks at beginning of year	47,625	11,661
Cash and due from banks at end of period	$43,948	$26,154
Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$7,906	$5,345
Cash paid during the period for income taxes	1,895	1,040

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)        Basis of Presentation

             The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the “Bank”), Boston Private Investment Management, Inc. (“BPIM”), RINET Company, Inc, (“RINET”), Sand Hill Advisors, Inc, (“Sand Hill”) and Boston Private Value Investors (“BPVI”).  The Bank’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation.  BPIM’s consolidated financial statements include the accounts of its wholly owned subsidiary, Westfield Capital Management Company (“Westfield”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

             The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2000 Annual Report to Shareholders.  Certain fiscal 2000 information has been reclassified to conform to the 2001 presentation.

(2)        Earnings Per Share

             Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period.  Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

             The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended March 31,			Three Months Ended March 31,
	2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$3,544	16,274	$0.22	$1,946	12,304	$0.16

Effect of Dilutive Securities
Stock Options	--	797		--	351

Diluted EPS
Net Income	$3,544	17,071	$0.21	$1,946	12,655	$0.15

(3)        Business Segments

             Management Reporting

             The Company has five reportable segments, the Bank, Westfield, RINET, Sand Hill and BPVI.  The financial performance of the Company is managed and evaluated by business segment.  The segments are managed separately because each business is an individual company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

             The Bank pursues a “private banking” business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. The Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine (“ATM”) access, and cash management services through sweep accounts and repurchase agreements.  The Bank also offers commercial, residential mortgage, home equity and consumer loans.  In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration.  The Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

             Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios, and also acts as the investment manager for seven limited partnerships.  Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

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

             BPVI serves the investment management needs of high net worth individuals primarily in New England and the NorthEast.  The firm is a large-cap value style investor headquartered in Concord, NH, with an office at 10 Post Office Square in Boston, MA.

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

Reconciliation of Reportable Segment Items

             The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2001 and 2000.

	2001
	Bank	Westfield	RINET	SHA	BPVI	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$8,591	$23	$(6)	$20	$9	$7	$(24)	$8,620
Non-Interest Income	3,454	4,214	1,077	1,277	1,031	1	--	11,054
Total Revenues	12,045	4,237	1,071	1,297	1,040	8	(24)	19,674

Provision for Loan Losses	550	--	--	--	--	--	--	550
Non-Interest Expense	8,091	3,161	895	1,196	806	8	--	14,157
Income Taxes	759	450	72	42	100	--	--	1,423
Segment Profit	$2,645	$626	$104	$59	$134	$--	$(24)	$3,544
Balance Sheet Data:
Total Segment Assets	$983,074	$8,052	$1,748	$16,886	$1,514	$21,474	$(23,195)	$1,009,553

	2000
	Bank	Westfield	RINET	BPVI	Other	Intersegment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$5,146	$13	$--	$--	$--	$(13)	$5,146
Non-Interest Income	2,399	3,310	796	1,103	--	--	7,608
Total Revenues	7,545	3,323	796	1,103	--	(13)	12,754

Provision for Loan Losses	300	--	--	--	--	--	300
Non-Interest Expense	5,776	2,379	621	914	--	--	9,690
Income Taxes	336	387	71	24	--	--	818
Segment Profit	$1,133	$557	$104	$165	$--	$(13)	$1,946
Balance Sheet Data:
Total Segment Assets	$625,061	$6,686	$996	$1,968	$1,500	$(2,725)	$633,486

(4) Recent Accounting Developments

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” which was updated by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  These Statements establish accounting and reporting standards for derivative instruments and hedging activities.  They require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge.  Under these Statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  The Company adopted these Statements on January 1, 2001 and they did not have a material impact on the Company’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended March 31, 2001

             The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements.   The Company’s actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading “Risk Factors and Factors Affecting Forward-Looking Statements.”  These forward-looking statements are made as of the date of this report and the company does not undertake to update any such forward-looking statement.

General

             Boston Private Financial Holdings, Inc. is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company, a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”).

             During 1997, the Company merged with Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients.  During October 1999, the Company merged with RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company’s common stock.  On February 28, 2001 the Company merged with Boston Private Value Investors, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company’s common stock.  These mergers were accounted for as “pooling of interests”.  Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, and BPVI on a consolidated basis for all periods presented.

             On August 31, 2000, the Company acquired Sand Hill Advisors, Inc., an 18-year old investment advisory firm servicing the wealth management market, primarily in Northern California.  The estimated purchase price at closing was $16.5 million, with 70% paid at the closing, and the remainder paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. This acquisition was accounted for as a “purchase of assets”.  Accordingly, the results of operations of the Company reflect the Company’s financial position and the results of operations including Sand Hill on a consolidated basis since the date of the acquisition.

             The Company conducts substantially all of its business through its wholly owned operating subsidiaries, the Bank, Westfield, RINET, Sand Hill and BPVI.  A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

Financial Condition

             Total Assets.   Total assets increased $86.4 million, or 9.4%, to $1.0 billion at March 31, 2001 from $923.2 million at December 31, 2000.  This increase was primarily driven by deposit growth, which was used to fund new loans and purchase investment securities.

             Investments.   Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $291.4 million, or 28.9% of total assets, at March 31, 2001, compared to $240.6 million, or 26.1% of total assets, at December 31, 2000.  Of the $50.8 million increase in investments during the first three months of 2001, $24.3 million was driven higher deposit balances, which resulted in an increase in cash and federal funds sold at quarter end.  The remaining $26.5 million of this increase was due to funding of the investment portfolio.  Management periodically evaluates investment alternatives to properly manage the overall balance sheet.  The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and total bank liquidity.

             The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2001 and December 31, 2000:

	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value
	(in thousands)
At March 31, 2001
U.S. Government and agencies	$77,801	$1,649	$(119)	$79,331
Corporate bonds	12,027	451	--	12,478
Municipal bonds	107,487	1,739	(22)	109,204
Mortgage-backed securities	3,027	12	--	3,039
Total investments	$200,342	$3,851	$(141)	$204,052

At December 31, 2000
U.S. Government and agencies	$74,753	$819	$(379)	$75,193
Corporate bonds	12,029	214	--	12,243
Municipal bonds	86,483	1,086	(120)	87,449
Mortgage-backed securities	3,274	2	(9)	3,267
Total investments	$176,539	$2,121	$(508)	$178,152

             Loans.   Total loans increased $34.3 million, or 5.3%, during the first three months of 2001 to $679.4 million, or 67.3% of total assets, at March 31, 2001, from $645.1 million, or 69.9% of total assets, at December 31, 2000.  Both the commercial and residential mortgage loan portfolios continued to experience growth due to the Company’s strong client relationships and the demand for financing.  Commercial loans increased $12.0 million, or 4.4%, and residential mortgage loans increased $23.7 million, or 6.9%, during the first three months of 2001.

             Risk Elements.   Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $640,000 during the first three months of 2001 to $1.9 million, or 0.19% of total assets at March 31, 2001, from $1.3 million, or 0.14% of total assets at December 31, 2000. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

             At March 31, 2001, loans with an aggregate balance of $3.1 million, or 0.46% of total loans, were 30 to 89 days past due, an increase of $50,000 as compared to $3.1 million, or 0.48% of total loans as of December 31, 2000.  Most of these loans are adequately secured and management’s success in keeping these borrowers current varies from month to month.

             The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt.  In certain instances, loans that have become 90 days past due may remain on accrual status if management believes that full principal and interest due on the loan is collectible.

             Allowance for Loan Losses.   The allowance for loan losses is established through a charge to operations.  When management believes that the collectibility of a loan’s principal balance is unlikely, the principal amount is charged against the allowance.  Recoveries on loans which have been previously charged off are credited to the allowance as received.

             The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks.  A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan.  The allowance is calculated based on management’s judgment of the effect of current and forecasted economic conditions on the borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors.  While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgment and experience of management.

             While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

             The following table is an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Ending gross loans	$679,418	$464,334
Allowance for loan losses, beginning of period	$7,342	$5,336
Provision for loan losses	550	300
Charge-offs	--	(6)
Recoveries	29	36
Allowance for loan losses, end of period	$7,921	$5,666
Allowance for loan losses to ending gross loans	1.17%	1.22%

             Deposits and Borrowings.   The Company experienced an increase in total deposits of $59.7 million, or 9.0%, during the first three months of 2001, to $724.8 million, or 71.8% of total assets, at March 31, 2001, from $665.0 million, or 72.0% of total assets, at December 31, 2000.  This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first three months of 2001. The following table shows the composition of the Company’s deposits at March 31, 2001 and December 31, 2000:

	March 31, 2001		December 31, 2000
	Balance	As a % of Total	Balance	As a % of Total

Demand deposits	$102,471	14.1%	$111,846	16.8%
NOW	80,405	11.1	86,868	13.0
Savings	6,679	1.0	5,997	0.9
Money Market	407,464	56.2	347,641	52.3
Certificates of deposit under $100,000	23,893	3.3	21,754	3.3
Certificates of deposit $100,000 or greater	103,870	14.3	90,941	13.7
Total	$724,782	100.0%	$665,047	100.0%

             Liquidity.   Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.  Primary sources of liquidity consist of investment management fees, financial planning fees, deposit inflows, loan repayments, borrowed funds, and cash flows from investment securities.  These sources fund the Company’s lending and investment activities.

             Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  At March 31, 2001, cash, federal funds sold and securities available for sale amounted to $286.0 million, or 28.3% of total assets of the Company.  This compares to $235.8 million, or 25.5% of total assets, at December 31, 2000.

             In general, the Bank maintains a liquidity target of 10% to 20% of total assets.  The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $309.6 million as of March 31, 2001.  In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $71.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million.  Management believes that at March 31, 2001, the Bank had adequate liquidity to meet its commitments for the foreseeable future.

             Westfield’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At March 31, 2001 Westfield had working capital of approximately $3.8 million.  Management believes that at March 31, 2001, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

             RINET’s primary source of liquidity consists of financial planning fees that are collected on a quarterly basis.  At March 31, 2001 RINET had working capital of approximately $530,000. Management believes that at March 31, 2001, RINET had adequate liquidity to meet its commitments for the foreseeable future.

             Sand Hill’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At March 31, 2001 Sand Hill had working capital of approximately $900,000. Management believes that at March 31, 2001, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

             BPVI’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At March 31, 2001 BPVI had working capital of approximately $30,000. Management believes that at March 31, 2001, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

             The Company’s primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings.  Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

             Capital Resources.   Total stockholders’ equity of the Company at March 31, 2001 was $105.1 million, or 10.4% of total assets, compared to $99.6 million, or 10.8% of total assets at December 31, 2000.   The increase was the result of the Company’s net income for the first three months of 2001 of $3.5 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

             The Company is subject to various regulatory capital requirements administered by federal agencies.  Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.  The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2001 and December 31, 2000:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2001:

Total risk-based capital
Company	$91,664	16.43%	$44,645	> 8.0%	$55,806	> 10.0%
Bank	67,012	12.22	43,872	8.0	54,840	10.0
Tier I risk-based
Company	84,677	15.17	22,323	4.0	33,484	6.0
Bank	60,144	10.97	21,936	4.0	32,904	6.0
Tier I leverage capital
Company	84,677	8.66	39,127	4.0	48,909	5.0
Bank	60,144	6.16	39,064	4.0	48,830	5.0

As of December 31, 2000:

Total risk-based capital
Company	$86,691	16.76%	$41,384	> 8.0%	$51,729	> 10.0%
Bank	63,821	12.55	40,668	8.0	50,835	10.0
Tier I risk-based
Company	80,214	15.51	20,692	4.0	31,038	6.0
Bank	57,454	11.30	20,334	4.0	30,501	6.0
Tier I leverage capital
Company	80,214	9.09	35,312	4.0	44,140	5.0
Bank	57,454	6.59	34,879	4.0	43,598	5.0

Results of Operations for the Three  Months Ended March 31, 2001

             Net Income.   The Company recorded net income of $3.5 million, or $0.21 per diluted share, for the quarter ended March 31, 2001 compared to $1.9 million, or $0.15 per diluted share for the quarter ended March 31, 2000.    This represented an 82.1% increase in net income and a 40.0% increase in earnings per share.  The difference in growth rates between net income and earnings per share results from having issued 3.5 million shares of the company’s common stock in September 2000 to fund expansion and business growth.

             Net Interest Income.   For the quarter ended March 31, 2001, net interest income was $8.6 million, an increase of $3.5 million, or 67.5%, over the same period in 2000.  This increase was primarily attributable to an increase of $362.4 million, or 63.8%, in the average balance of earning assets. The Company’s net interest margin was 3.91% for the first quarter of 2001, an increase of 20 basis points compared to the same period last year.

             Interest Income.   During the first quarter of 2001, interest income was $17.0 million, an increase of $6.6 million, or 62.7%, compared to $10.5 million for the same period in 2000.  Interest income on commercial loans increased 46.1% to $6.2 million for the quarter ended March 31, 2001, compared to $4.2 million for the same period in 2000.  Interest income from residential mortgage loans increased 55.2% to $6.4 million for the first quarter of 2001, compared to $4.1 million for the same period in 2000, and interest on home equity and other loans increased 16.7% to $614,000 for the first quarter of 2001, compared to $526,000, for the same period in 2000.  These increases were primarily due to an increase in loan volume, and to a lesser extent an increase in the average yield.  The average balance of commercial loans increased 47.2% and the average rate increased 0.4%, or 3 basis points to 9.13% for the quarter ended March 31, 2001.   The average balance of residential mortgage loans increased 46.8%, and the average rate increased 5.7%, or 39 basis points to 7.20% for the same period.  The average balance of home equity and other loans increased 12.2% and the average rate increased 4.0% or 35 basis points to 8.99%.

             Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $2.3 million, or 141.3%, to $3.9 million for the quarter ended March 31, 2001, compared to $1.6 million for the same period in 2000.  This increase was primarily attributable to an increase in the average balance of  $160.0 million, or 135.0%, combined with an increase in the average yield on investments of 15 basis points, or 2.7% to 5.55% for the quarter ended March 31, 2001.

             Interest Expense.   During the first quarter of 2001, interest expense was $8.4 million, an increase of $3.1 million, or 58.1%, compared to $5.3 million for the same period in 2000.  This increase in the Company’s interest expense was the result of an increase in the average balance of interest-bearing liabilities of $284.2 million, or 58.0% increase between the two periods.  The average cost of interest-bearing liabilities remained flat at 4.35% for the first quarter of 2001.

             Provision for Loan Losses.  The provision for loan losses was $550,000 for the quarter ended March 31, 2001, compared to $300,000 for the same period in 2000. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  Also see discussion under “Financial Condition – Allowance for Loan Losses.” Net recoveries were $29,000 during the first quarter of 2001, compared to $30,000 for the same period in 2000.

             Fees and Other Income.  Fees and other income increased $3.4 million, or 45.3%, to $11.1 million for the three month period ending March 31, 2001, compared to $7.6 million for the same period in 2000. The majority of fee income was attributable to advisory fees earned on assets under management.  These fees increased $2.2 million, or 32.5% to $9.1 million for the first quarter of 2001, compared to $6.8 million for the same period in 2000.  Of this increase in fee income, $1.3 million, or 56.9% was due to the purchase acquisition of Sand Hill on August 31, 2000.  The remaining increase was primarily due to a 10.8% increase in assets under management, which were $5.0 billion on March 31, 2001, compared to $4.5 billion on March 31, 2000.   This increase does not include the assets under management of Sand Hill Advisors, which were $651 million on March 31, 2001.

             Financial planning fees increased $291,000, or 36.6%, to $1.1 million for the first quarter of 2001, compared to $795,000 for the same period in 2000.Equity in losses of partnerships was $87,000 for the three months ended March 31, 2001 due to an decrease in the market value of Westfield’s general partnership interest in its hedge funds.

             Deposit account service fees increased $43,000, or 75.4%, to $100,000 for the first quarter of 2001 as a result of a larger number of deposit accounts and an increased level of transaction-based fees.  Gain on sale of investment securities was $490,000 for the first quarter of 2001.  Gain on sale of loans increased $179,000 to $185,000 for the first quarter of 2001 as a result of increased market demand for fixed rate loans which are generally sold on the secondary market.  Other fee income, which consists primarily of non-amortizing loan fees and cash management fees increased $134,000 to $219,000 for the first quarter of 2001.

             Operating Expense.  Total operating expense for the first three months of 2001 increased $4.5 million, or 46.1% to $14.2 million compared to $9.6 million for the same period in 2000.  Of this increase, $1.2 million, or 27.6% was due to the operating expenses of Sand Hill, and the remainder was attributable to the Company’s continued growth and expansion. The Company has experienced a 59.4% increase in total balance sheet assets, a 22.6% increase in client assets under management, and a 19.4% increase in the number of employees from March 31, 2000 to March 31, 2001. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office as of May 1, 2000.

             Salaries and benefits, the largest component of operating expense, increased $3.0 million, or 45.5%, to $9.6 million for the quarter ended March 31, 2001, from $6.6 million for the same period in 2000.  Of this increase, $684,000, or 22.7% was due to the acquisition of Sand Hill.  The remaining increase was due to a 19.4% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

             Occupancy and equipment expense increased $327,000, or 29.5%, to $1.4 million for the first quarter of 2001, from $1.1 million for the same period last year. Of this increase, $66,000, or 20.2% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company’s continued investments in technology.

             Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses increased $399,000, or 114.7% due to legal and consulting expenses incurred for strategic projects during the first quarter of 2001, as well as higher audit fees as a result of the Company’s continued growth.

             Marketing and business development increased $40,000, or 7.4%, to $577,000 for the first quarter of 2001 as a result of increased business development activity due to growth in sales staff.

             Contract services and processing includes outsourced systems, data processing and custody expense.  These expenses increased $37,000, or 11.5%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

             Merger expenses of $127,000 for the first quarter of 2001 were a result of the pooling acquisition of BPVI on February 28, 2001.

             Amortization of intangibles increased $228,000 to $345,000 for the first quarter of 2001, from $117,000 for the same period last year due primarily to the purchase acquisition of Sand Hill Advisors on August 31, 2000.

             Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training and other miscellaneous business expenses.  These expenses have increased $298,000, or 46.1% to $945,000, primarily as a result of increased business volume and an increase in the number of employees.

             Income Tax Expense.  The Company recorded income tax expense of $1.4 million for the first quarter of 2001 as compared to $818,000 for the same period last year.  The effective tax rate was 28.6% for the first quarter of 2001, compared to 29.6% for the same period in 2000.   The decrease in the Company’s effective tax rate is a result of a lower percentage of fully taxable income.

Risk Factors and Factors Affecting Forward-Looking Statements

             This Quarterly Report, including the information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Company’s actual results could differ materially from those projected in the forward-looking statements set forth in this Report including the information incorporated herein by reference.  Factors which may cause such a material difference include those set forth below.  Investors in the Company’s common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Quarterly Report.  These forward-looking statements are made as of the date of this report and the company does not undertake to update any such forward-looking statement.

We May Not Be Able to Attract and Retain Banking Customers at Current Levels

Competition in the local banking industry coupled with our relatively small size may limit the ability of the Bank to attract and retain banking customers.  The Bank faces competition from the following:

•            other banking institutions (including larger Boston and suburban commercial banking organizations);

•            savings banks;

•            credit unions;

•            other financial institutions; and

•            non–bank financial service companies serving eastern Massachusetts and adjoining areas.

             In particular, the Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided.

             Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract customers.  In addition, some of the Bank’s current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate.

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

We May Not Be Able to Attract and Retain Investment Management Clients at Current Levels

             Due to the intense local competition and our relatively short history and limited record of performance in the investment management business, the Bank and our investment management subsidiaries, Westfield, Sand Hill, RINET and BPVI, may not be able to attract and retain investment management clients at current levels.

             In the investment management industry, we compete primarily with the following:

•            commercial banks and trust companies;

•            mutual fund companies;

•            investment advisory firms;

•            stock brokerage firms;

•            law firms; and

•            other financial services companies.

             Competition is especially keen in our geographic market area, because there are numerous well-established and successful investment management firms in Boston, New England and in Northern California.  Many of our competitors have greater resources than we have.

             Our ability to successfully attract and retain investment management clients is dependent upon the ability of each to compete with its competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities.  If we are not successful, our results from operations and financial position may be negatively impacted.

             In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature.  Approximately 46% of our revenues are derived from investment management contracts which are typically terminable upon less than 30 days’ notice.  Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

             Moreover, Westfield receives performance–based fees resulting from its status as general partner or investment manager of seven limited partnership investment funds.  The amount of these fees is impacted directly by the investment performance of Westfield.  As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions.  Westfield, Sand Hill, and BPVI are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition.

Defaults in the Repayment of Loans May Negatively Impact Our Business

             Defaults in the repayment of loans by the Bank’s customers may negatively impact its business.  A borrower’s default on its obligations under one or more of the Bank’s loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

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

             The Bank’s management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the value of the underlying collateral and the level of its non-accruing loans.  Provisions to this allowance result in an expense for the period.  If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Bank will incur additional expenses.

             In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and the values it attributes to real estate acquired through foreclosure or other similar remedies.  Such regulatory agencies may require the Bank to adjust its determination of the value for these items.  These adjustments could negatively impact the Bank’s results of operations or financial position.

A Downturn in the Local Economy or Real Estate Market Could Negatively Impact Our Banking Business

             A downturn in the local economy or real estate market could negatively impact our banking business.  Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the ability of the Bank’s customers to repay their loans is impacted by the economic conditions in these areas.  The Bank’s commercial loans are generally concentrated in the following customer groups:

•            real estate developers and investors;

•            financial service providers;

•            technology companies;

•            manufacturing and communications companies;

•            professional service providers;

•            general commercial and industrial companies; and

•            individuals.

             The Bank’s commercial loans, with limited exceptions, are secured by either real estate (usually, income producing residential and commercial properties), marketable securities or corporate assets (usually, accounts receivable, equipment or inventory).  Substantially all of the Bank’s residential mortgage and home equity loans are secured by residential property in eastern Massachusetts.  As a result, conditions in the real estate market specifically, and the Massachusetts economy generally, can materially impact the ability of the Bank’s borrowers to repay their loans and affect the value of the collateral securing these loans.

Fluctuations in Interest Rates May Negatively Impact Our Banking Business

             Fluctuations in interest rates may negatively impact the business of the Bank.  The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings).  The Bank’s net interest income can be affected significantly by changes in market interest rates.  In particular, changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases.  As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.  However, even with these policies in place, changes in interest rates may negatively impact the Bank’s results of operations and financial position.

             An increase in interest rates could also have a negative impact on the Bank’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Bank’s allowance for loan losses.

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

             In addition, Westfield’s, Sand Hill’s, and BPVI’s management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield’s contracts also provide for the payment of fees based on investment performance.  Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

Our Investment Management Business Is Highly Regulated

             Our investment management business is highly regulated, primarily at the federal level.  The failure of any of our subsidiaries that provide investment management services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of such subsidiary’s registration as an investment adviser.

             Specifically, five of our subsidiaries, including Westfield, Sand Hill, and RINET, BPVI are registered investment advisers under the Investment Advisers Act.  The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations.  These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states.  In addition, Westfield acts as a sub-adviser to a mutual fund which is registered under the 1940 Act and is subject to that act’s provisions and regulations.

             We are also subject to the provisions and regulations of ERISA to the extent we act as a “fiduciary” under ERISA with respect to certain of our clients.  ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client of ours, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

             In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no later than 60 days’ notice.  Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days’ notice.

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

To the Extent that We Acquire Other Companies in the Future, Our Business May Be Negatively Impacted By Risks Inherent with such Acquisitions

             Although we do not have an aggressive acquisition strategy, we have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies.  To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

             These risks include the following:

•            the risk that the acquired business will not perform in accordance with management’s expectations;

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

Substantial Future Sales of our Common Stock in the Public Market May Negatively Affect the Market Value of our Common Stock and Could Impact our Ability to Obtain Additional Equity Financing

             On February 4, 2000, the Commission declared a registration statement on Form S-3 effective, pursuant to which 3,094,589 shares of common stock of the Company were registered to enable the holders to publicly sell shares which would otherwise be ineligible for sale in the public market.  The registration of these shares discharged our obligations under the terms of registration rights agreements with the former stockholders of Westfield and RINET.  Similar registration obligations exist with respect to former shareholders of Sand Hill and the former shareholders of E.R. Taylor Investments, the predecessor of BPVI.  The sale of a substantial number of shares of common stock into the public market, or the availability of these shares for future sale, could adversely affect the market price for our common stock and could impair the our ability to obtain additional capital in the future through an offering of equity securities should we desire to do so.

             Item 3.  Qualitative and Quantitative Disclosures about Market Risk

             For information related to this item, see the Company’s December 31, 2000 Form 10-K, Item 6 - Interest Rate Sensitivity and Market Risk.  No material changes have occurred since that date.

PART II.  Other Information

Item 1. Legal Proceedings

             On June 7, 2000, one of the Company’s subsidiaries received correspondence on behalf of one of its former clients claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the former client's performance targets.  On January 11, 2001, a pleading was filed in Pennsylvania state court on behalf of the client stating that an action has been commenced against our subsidiary, but containing no allegations.  We intend to defend this matter vigorously.

             The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

             No changes in security holders’ rights have taken place.

Item 3. Defaults Upon Senior Securities

             No defaults upon senior securities have taken place.

Item 4. Submission of Matters to a Vote of the Security Holders

             No matters submitted to a vote of security holders.

Item 5. Other Information

             No information to report.

Item 6. Exhibits and Reports on Form 8–K

(a)         Exhibits.

2.1        Agreement and Plan of Merger dated January 5, 2001 by and among Boston Private Financial Holdings, Inc., E.R. Talyor Invesments, Inc., Boston Private Value Investors, Inc. and certain Stockholders of E.R. Talyor Investments, Inc. (excluding exhibits and schedules, which will be provided to the SEC upon it’s request)

(b)        Reports on Form 8-K

             No reports on Form 8-K have been filed for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

May 14, 2001	/s/ Timothy L. Vaill
Timothy L. Vaill
Chairman and Chief
Executive Officer

May 14, 2001	/s/ Walter M. Pressey
Walter M. Pressey
President and
Chief Financial Officer