Form 10-Q
period 2001-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2001-08-14
CIK 821127

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-17089

                            ------------------------
                    BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        COMMONWEALTH OF MASSACHUSETTS                           04-2976299
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)

           TEN POST OFFICE SQUARE
            BOSTON, MASSACHUSETTS                                  02109
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

      Common Stock--Par Value $1.00                     16,406,355 shares
------------------------------------------  ------------------------------------------
                 (class)                                  (outstanding)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
         Cover Page..................................................    1

         Index.......................................................    2

                         PART I--FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets.................................    3

         Consolidated Statements of Operations.......................    4

         Consolidated Statements of Changes in Stockholders'
         Equity......................................................    5

         Consolidated Statements of Cash Flows.......................    6

         Notes to Consolidated Financial Statements..................   7-11

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  12-21

         Risk Factors and Factors Affecting Forward-Looking
         Statements..................................................  21-26

Item 3   Quantitative and Qualitative Disclosures about Market
         Risk........................................................    27

                          PART II--OTHER INFORMATION

Item 1   Legal Proceedings...........................................    27

Item 2   Changes in Securities and Use of Proceeds...................    27

Item 3   Defaults upon Senior Securities.............................    27

Item 4   Submission of Matters to a Vote of Security Holders.........    27

Item 5   Other Information...........................................    28

Item 6   Exhibits and Reports on Form 8-K............................    28

         Signature Page..............................................    29

Item 7   Exhibit Index...............................................    30

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS:
  Cash and due from banks...................................  $   25,001     $ 47,625
  Federal funds sold........................................      95,100       10,000
  Investment securities available for sale (amortized cost
    of $189,463 and $173,265, respectively).................     191,562      174,885
  Mortgage-backed securities available for sale (amortized
    cost of $2,820 and $3,274, respectively)................       2,850        3,267
  Loans receivable:
    Commercial..............................................     296,543      271,784
    Residential mortgage....................................     413,341      345,643
    Home equity.............................................      28,504       27,128
    Other...................................................         554          518
                                                              ----------     --------
      Total loans...........................................     738,942      645,073
  Less: allowance for loan losses...........................      (8,521)      (7,342)
                                                              ----------     --------
    Net loans...............................................     730,421      637,731
  Stock in the Federal Home Loan Bank of Boston.............       5,593        4,830
  Premises and equipment, net...............................       8,175        6,841
  Excess of cost over net assets acquired, net..............      17,730       18,371
  Fees receivable...........................................       7,258        6,816
  Accrued interest receivable...............................       7,236        6,305
  Other assets..............................................      16,061        6,515
                                                              ----------     --------
    Total assets............................................  $1,106,987     $923,186
                                                              ==========     ========
LIABILITIES:
  Deposits..................................................  $  812,192     $665,047
  FHLB borrowings...........................................     111,866       90,172
  Securities sold under agreements to repurchase............      49,414       49,706
  Accrued interest payable..................................       2,726        1,998
  Other liabilities.........................................      22,429       16,646
                                                              ----------     --------
    Total liabilities.......................................     998,627      823,569
                                                              ==========     ========
STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value per share; authorized:
    30,000,000 shares issued: 16,406,366 shares at June 30,
    2001 and 16,210,636 shares at December 31, 2000.........      16,406       16,211
  Additional paid-in capital................................      59,754       57,456
  Retained earnings.........................................      30,838       25,064
  Stock subscriptions receivable............................          --         (146)
  Accumulated other comprehensive income....................       1,362        1,032
                                                              ----------     --------
    Total stockholders' equity..............................     108,360       99,617
                                                              ----------     --------
    Total liabilities and stockholders' equity..............  $1,106,987     $923,186
                                                              ==========     ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                   ------------------------   -------------------------
                                                      2001          2000         2001          2000
                                                   -----------   ----------   -----------   -----------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend income:
  Loans..........................................  $    13,251   $   10,019   $    26,423   $    18,888
  Taxable investment securities..................        1,509          778         2,804         1,371
  Non-taxable investment securities..............        1,002          449         2,248           824
  Mortgage-backed securities.....................           43           60            96           134
  FHLB stock dividends...........................           89           87           186           168
  Federal funds sold and other...................          765          692         1,934         1,167
                                                   -----------   ----------   -----------   -----------
      Total interest and dividend income.........       16,659       12,085        33,691        22,552
                                                   -----------   ----------   -----------   -----------
Interest expense:
  Deposits.......................................        5,502        4,682        12,062         8,568
  FHLB borrowings................................        1,622        1,106         3,081           587
  Securities sold under agreements to
    repurchase...................................          405          335           798         2,280
  Federal funds purchased and other..............            1            1             1            10
                                                   -----------   ----------   -----------   -----------
      Total interest expense.....................        7,530        6,124        15,942        11,445
                                                   -----------   ----------   -----------   -----------
      Net interest income........................        9,129        5,961        17,749        11,107
Provision for loan losses........................          600          500         1,150           800
                                                   -----------   ----------   -----------   -----------
      Net interest income after provision for
        loan losses..............................        8,529        5,461        16,599        10,307
                                                   -----------   ----------   -----------   -----------
Fees and other income:
  Investment management and trust................        9,122        6,901        18,183        13,741
  Financial planning fees........................          989          844         2,075         1,638
  Equity in earnings (losses) of partnerships....          (26)         (66)         (112)         (241)
  Deposit account service charges................          110           73           210           130
  Gain on sale of loans..........................          151            4           335            10
  Gain on sale of investment securities..........          670           --         1,160            --
  Other..........................................          694          180           914           265
                                                   -----------   ----------   -----------   -----------
      Total fees and other income................       11,710        7,936        22,765        15,543
                                                   -----------   ----------   -----------   -----------
Operating expense:
  Salaries and employee benefits.................        9,440        6,799        19,062        13,408
  Occupancy and equipment........................        1,585        1,139         3,020         2,247
  Professional services..........................          884          466         1,631           813
  Marketing and business development.............        1,074          534         1,653         1,076
  Contract services and processing...............          590          354           949           718
  Merger expenses................................           12           --           139            --
  Amortization of intangibles....................          345          127           689           233
  Other..........................................          860          692         1,805         1,306
                                                   -----------   ----------   -----------   -----------
      Total operating expense....................       14,790       10,111        28,948        19,801
                                                   -----------   ----------   -----------   -----------
      Income before income taxes.................        5,449        3,286        10,416         6,049
  Income tax expense.............................        1,693        1,003         3,117         1,820
                                                   -----------   ----------   -----------   -----------
      Net income.................................  $     3,756   $    2,283         7,299         4,229
                                                   ===========   ==========   ===========   ===========
Per share data:
  Basic earnings per share.......................  $      0.23   $     0.18   $      0.45   $      0.34
                                                   ===========   ==========   ===========   ===========
  Diluted earnings per share.....................  $      0.22   $     0.18   $      0.43   $      0.33
                                                   ===========   ==========   ===========   ===========
  Average common shares outstanding..............   16,369,371   12,348,982    16,321,885    12,326,569
  Average diluted shares outstanding.............   17,195,666   12,784,817    17,126,160    12,718,831

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                  ADDITIONAL                               ACCUMULATED
                                        COMMON     PAID-IN     RETAINED       STOCK       COMPREHENSIVE
                                        STOCK      CAPITAL     EARNINGS   SUBSCRIPTIONS   INCOME (LOSS)    TOTAL
                                       --------   ----------   --------   -------------   -------------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1999.........  $12,246      $12,744    $16,815        $(320)         $(1,239)     $ 40,246
  Net income.........................       --           --      4,229           --               --         4,229
  Comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale....       --           --         --           --              144           144
                                                                                                          --------
  Total comprehensive income.........                                                                        4,373
  Dividends paid to shareholders.....                             (699)                                       (699)
  Proceeds from issuance of 66,793
    shares of common stock...........       67          505         --           --               --           572
  Stock options exercised............       93          231         --           --               --           324
  Stock subscription payments........       --           --         --          167               --           167
  S corporation dividends paid                                    (363)                                       (363)
                                       -------      -------    -------        -----          -------      --------
Balance at June 30, 2000.............  $12,406      $13,480    $19,982        $(153)         $(1,095)     $ 44,620
                                       =======      =======    =======        =====          =======      ========
Balance at December 31, 2000.........  $16,211      $57,456    $25,064        $(146)         $ 1,032      $ 99,617
  Net income.........................       --           --      7,299           --               --         7,299
  Comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale....       --           --         --           --              330           330
                                                                                                          --------
  Total comprehensive income.........                                                                        7,629
  Dividends paid to shareholders.....       --           --     (1,120)          --               --        (1,120)
  Proceeds from issuance of 59,976
    shares of common stock...........       60        1,081         --           --               --         1,141
  Stock options exercised............      135        1,217         --           --               --         1,352
  Stock subscription payments........       --           --         --          146               --           146
  S corporation dividends paid.......       --           --       (405)          --               --          (405)
                                       -------      -------    -------        -----          -------      --------
Balance at June 30, 2001.............  $16,406      $59,754    $30,838        $  --          $ 1,362      $108,360
                                       =======      =======    =======        =====          =======      ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   7,299   $   4,229
  Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization...........................        (36)        948
    Gain on sale of loans...................................       (335)        (10)
    Gain on sale of investment securities...................     (1,160)         --
    Provision for loan losses...............................      1,150         800
    Distributed (undistributed) earnings of partnership
     investments............................................        123       2,289
    Loans originated for sale...............................    (21,261)     (1,029)
    Proceeds from sale of loans.............................     21,596       1,039
    (Increase) decrease in:
      Fees receivable.......................................       (442)        755
      Accrued interest receivable...........................       (931)     (1,215)
      Other assets..........................................     (9,903)       (864)
    Increase (decrease) in:
      Accrued interest payable..............................        728          59
      Other liabilities.....................................      5,783      (2,447)
                                                              ---------   ---------
        Net cash provided (used) by operating activities....      2,611       4,554
                                                              ---------   ---------
Cash flows from investing activities:
  Net decrease (increase) in federal funds sold.............    (85,100)    (25,000)
  Investment securities available for sale:
    Purchases...............................................    (87,850)    (53,305)
    Sales...................................................         --          --
    Maturities..............................................     74,098      10,730
  Mortgage-backed securities available for sale:
    Sales...................................................         --          --
    Principal payments......................................        450       1,608
  Net decrease (increase) in loans..........................    (93,657)    (70,283)
  Purchase of FHLB stock....................................       (763)         --
  Recoveries on loans previously charged off................         40         107
  Capital expenditures......................................     (2,114)     (1,251)
  Cash and cash equivalents for acquisition.................         --          --
                                                              ---------   ---------
        Net cash provided (used) by investing activities....   (194,896)   (137,394)
                                                              ---------   ---------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................    147,145     154,990
  Net increase (decrease) in repurchase agreements..........       (292)     12,869
  Net increase (decrease) in federal funds purchased........         --          --
  FHLB advance proceeds.....................................     27,000       3,000
  FHLB advance repayments...................................     (5,306)     (9,204)
  Proceeds from stock subscriptions receivable..............        146         167
  Dividends paid to stockholders............................     (1,120)       (699)
  S-corporation dividends paid..............................       (405)       (363)
  Proceeds from issuance of common stock....................      2,493         896
                                                              ---------   ---------
        Net cash provided (used) by financing activities....    169,661     161,656
                                                              ---------   ---------
  Net increase (decrease) in cash and due from banks........    (22,624)     28,816
  Cash and due from banks at beginning of year..............     47,625      11,661
                                                              ---------   ---------
  Cash and due from banks at end of period..................  $  25,001   $  40,477
                                                              =========   =========
Supplementary disclosures of cash flow information:
  Cash paid during the period for interest..................  $   6,802   $  11,445
  Cash paid during the period for income taxes..............      3,453       2,736

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The consolidated financial statements of Boston Private Financial
Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Bank"), Boston Private Investment Management, Inc. ("BPIM"), RINET Company, Inc, ("RINET"), Sand Hill Advisors, Inc, ("Sand Hill") and Boston Private Value Investors ("BPVI"). The Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. BPIM's consolidated financial statements include the accounts of its wholly owned subsidiary, Westfield Capital Management Company ("Westfield"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2000 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                                                           THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     ------------------------------   ------------------------------
                                                                  2001                             2000
                                                     ------------------------------   ------------------------------
                                                                             PER                              PER
                                                                            SHARE                            SHARE
                                                      INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                     --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net Income.......................................   $3,756     16,369     $0.23      $2,283     12,349     $0.18
                                                                            =====                            =====
Effect of Dilutive Securities
  Stock Options....................................       --        827        --         436
Diluted EPS
                                                      ------     ------     -----      ------     ------     -----
  Net Income.......................................   $3,756     17,196     $0.22      $2,283     12,785     $0.18
                                                      ======     ======     =====      ======     ======     =====

                                                           THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     ------------------------------   ------------------------------
                                                                  2001                             2000
                                                     ------------------------------   ------------------------------
                                                                             PER                              PER
                                                                            SHARE                            SHARE
                                                      INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                     --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net Income.......................................   $7,299     16,322     $0.45      $4,229     12,327     $0.34
Effect of Dilutive Securities
  Stock Options....................................       --        804        --         392
Diluted EPS
                                                      ------     ------     -----      ------     ------     -----
  Net Income.......................................   $7,299     17,126     $0.43      $4,229     12,719     $0.33
                                                      ======     ======     =====      ======     ======     =====

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

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements. In addition to direct expenses, each business segment is allocated a share of holding company expenses based on the segment's percentage of consolidated net income. Sand Hill was acquired in a business combination accounted for as a purchase, accordingly information pertaining to Sand Hill is excluded from the segment disclosures prior to August 31, 2000.

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

    The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2001 and 2000.

                                                                                2001
                                   ----------------------------------------------------------------------------------------------
                                      BANK      WESTFIELD    RINET       SHA        BPVI      OTHER     INTERSEGMENT     TOTAL
                                   ----------   ---------   --------   --------   --------   --------   ------------   ----------
                                                                           (IN THOUSANDS)
Income Statement Data: Revenues
  from External Customers:
  Net Interest Income............  $    9,113    $   13      $   (4)   $    14     $    2    $     7      $    (16)    $    9,129
  Non-Interest Income............       3,860     4,735       1,008      1,140        966          1            --         11,710
                                   ----------    ------      ------    -------     ------    -------      --------     ----------
  Total Revenues.................      12,973     4,748       1,004      1,154        968          8           (16)        20,839
Provision for Loan Losses........         600        --          --         --         --         --            --            600
Non-Interest Expense.............       8,755     3,279         868      1,180        700          8            --         14,790
Income Taxes.....................         886       612          56        (11)       150         --            --          1,693
                                   ----------    ------      ------    -------     ------    -------      --------     ----------
Segment Profit...................  $    2,732    $  857      $   80    $   (15)    $  118         --      $    (16)    $    3,756
                                   ==========    ======      ======    =======     ======    =======      ========     ==========
Balance Sheet Data:
Total Segment Assets.............  $1,079,260    $9,049      $1,742    $17,052     $1,622    $22,615      $(24,353)    $1,106,987
                                   ==========    ======      ======    =======     ======    =======      ========     ==========

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                       2000
                                                  -------------------------------------------------------------------------------
                                                    BANK     WESTFIELD    RINET       BPVI      OTHER     INTERSEGMENT    TOTAL
                                                  --------   ---------   --------   --------   --------   ------------   --------
                                                                                  (IN THOUSANDS)
Income Statement Data: Revenues from External
  Customers:
  Net Interest Income...........................  $  5,961    $   25       $  1          --        --        $   (26)    $  5,961
  Non-Interest Income...........................     2,546     3,495        850       1,045        --             --        7,936
                                                  --------    ------       ----      ------      ----        -------     --------
  Total Revenues................................     8,507     3,520        851       1,045        --        $   (26)      13,897
Provision for Loan Losses.......................       500        --         --          --        --             --          500
Non-Interest Expense............................     5,964     2,497        715         935        --             --       10,111
Income Taxes....................................       514       420         55          14        --             --        1,003
                                                  --------    ------       ----      ------      ----        -------     --------
Segment Profit..................................  $  1,529    $  603       $ 81      $   96        --        $   (26)    $  2,238
                                                  ========    ======       ====      ======      ====        =======     ========
Balance Sheet Data:
Total Segment Assets............................  $723,826    $7,282       $958      $2,050      $896        $(2,426)    $732,586
                                                  ========    ======       ====      ======      ====        =======     ========

    The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended June 30, 2001 and 2000.

                                                                                2001
                                   ----------------------------------------------------------------------------------------------
                                      BANK      WESTFIELD    RINET       SHA        BPVI      OTHER     INTERSEGMENT     TOTAL
                                   ----------   ---------   --------   --------   --------   --------   ------------   ----------
                                                                           (IN THOUSANDS)
Income Statement Data: Revenues
  from External Customers:
  Net Interest Income............  $   17,704    $   36      $  (10)   $    34     $   11    $    14      $    (40)    $   17,749
  Non-Interest Income............       7,315     8,949       2,085      2,417      1,997          2            --         22,765
                                   ----------    ------      ------    -------     ------    -------      --------     ----------
  Total Revenues.................      25,019     8,985       2,075      2,451      2,008         16           (40)        40,514
Provision for Loan Losses........       1,150        --          --         --         --         --            --          1,150
Non-Interest Expense.............      16,848     6,440       1,762      2,376      1,506         16            --         28,948
                                   ----------    ------      ------    -------     ------    -------      --------     ----------
Income Taxes.....................       1,646     1,062         128         31        250         --            --          3,117
                                   ==========    ======      ======    =======     ======    =======      ========     ==========
Segment Profit...................  $    5,375    $1,483      $  185    $    44     $  252         --      $    (40)    $    7,299
Balance Sheet Data:
Total Segment Assets.............  $1,079,260    $9,049      $1,742    $17,052     $1,622    $22,615      $(24,353)    $1,106,987
                                   ==========    ======      ======    =======     ======    =======      ========     ==========

                                                                                       2000
                                                  -------------------------------------------------------------------------------
                                                    BANK     WESTFIELD    RINET       BPVI      OTHER     INTERSEGMENT    TOTAL
                                                  --------   ---------   --------   --------   --------   ------------   --------
                                                                                  (IN THOUSANDS)
Income Statement Data: Revenues from External
  Customers:
  Net Interest Income...........................  $ 11,107    $   39      $    2         --        --        $   (41)    $ 11,107
  Non-Interest Income...........................     4,943     6,805       1,647      2,148        --             --       15,543
                                                  --------    ------      ------     ------      ----        -------     --------
  Total Revenues................................    16,050     6,844       1,649      2,148        --            (41)      26,650
Provision for Loan Losses.......................       800        --          --         --        --             --          800
Non-Interest Expense............................    11,738     4,876       1,338      1,849        --             --       19,801
Income Taxes....................................       848       808         126         38        --             --        1,820
                                                  --------    ------      ------     ------      ----        -------     --------
Segment Profit..................................  $  2,664    $1,160      $  185     $  261        --        $   (41)       4,229
                                                  ========    ======      ======     ======      ====        =======     ========
Balance Sheet Data:
Total Segment Assets............................  $723,826    $7,282      $  958     $2,050      $896        $(2,426)    $732,586
                                                  ========    ======      ======     ======      ====        =======     ========

(4) RECENT ACCOUNTING DEVELOPMENTS

    On July 20, 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that all business combinations

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consummated after June 30, 2001 be accounted for under a single accounting method--the purchase method. Use of the pooling-of-interests method for transactions initiated after June 30, 2001 will no longer be permitted. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. At June 30, 2001 the company had $17.7 million of goodwill on the balance sheet that is being amortized at $1.4 million per year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED JUNE 30, 2001

    The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and the company does not intent or undertake to update any such forward-looking statement.

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

    During 1997, the Company merged with Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients. During October 1999, the Company merged with RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock. On February 28, 2001 the Company merged with Boston Private Value Investors, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock. These mergers were accounted for as "pooling of interests". Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, and BPVI on a consolidated basis for all periods presented.

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

FINANCIAL CONDITION

    TOTAL ASSETS. Total assets increased $183.8 million, or 19.9%, to $1.1 billion at June 30, 2001 from $923.2 million at December 31, 2000. This increase was primarily driven by deposit growth, which was used to fund new loans and purchase investment securities.

    INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $320.1 million, or 28.9% of total assets, at June 30, 2001, compared to $240.6 million, or 26.1% of total assets, at December 31, 2000. Of the $79.5 million increase in investments during the first half of 2001, $62.5 million in cash and federal funds sold was driven by higher deposit balances. The remaining $17.0 million of this increase was due to funding of the investment portfolio. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and total bank liquidity.

    The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2001 and December 31, 2000:

                                                           AMORTIZED       UNREALIZED         MARKET
                                                             COST       GAINS      LOSSES     VALUE
                                                           ---------   --------   --------   --------
                                                              (IN THOUSANDS)
AT JUNE 30, 2001
U.S. Government and agencies.............................  $ 82,385     $1,111     $(288)    $ 83,208
Corporate bonds..........................................    12,109        257       (23)      12,343
Municipal bonds..........................................    94,969      1,231      (189)      96,011
Mortgage-backed securities...............................     2,820         30        --        2,850
                                                           --------     ------     -----     --------
  Total investments......................................  $192,283     $2,629     $(500)    $194,412
                                                           ========     ======     =====     ========

AT DECEMBER 31, 2000
U.S. Government and agencies.............................  $ 74,753     $  819     $(379)    $ 75,193
Corporate bonds..........................................    12,029        214        --       12,243
Municipal bonds..........................................    86,483      1,086      (120)      87,449
Mortgage-backed securities...............................     3,274          2        (9)       3,267
                                                           --------     ------     -----     --------
  Total investments......................................  $176,539     $2,121     $(508)    $178,152
                                                           ========     ======     =====     ========

    LOANS. Total loans increased $93.9 million, or 14.6%, during the first half of 2001 to $738.9 million, or 66.8% of total assets, at June 30, 2001, from $645.1 million, or 69.9% of total assets, at December 31, 2000. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the Company's strong client relationships and the demand for financing. Commercial loans increased $24.8 million, or 9.1%, and residential mortgage loans increased $67.7 million, or 19.6%, during the first half of 2001.

    RISK ELEMENTS. Total non-performing assets, which consist of non-accrual loans and other real estate owned, decreased by $217,000 during the first six months of 2001 to $1.1 million, or 0.10% of total assets, at June 30, 2001, from $1.3 million, or 0.14% of total assets, at December 31, 2000. The

Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

    At June 30, 2001, loans with an aggregate balance of $2.7 million, or 0.37% of total loans, were 30 to 89 days past due, a decrease of $372,000 as compared to $3.1 million, or 0.48% of total loans, as of December 31, 2000. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

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

    The following table is an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
Ending gross loans..................................   $738,942     $520,822     $738,942     $520,822
Allowance for loan losses, beginning of period......   $  7,921     $  5,666     $  7,342     $  5,336
  Provision for loan losses.........................        600          500        1,150          800
  Charge- offs......................................        (11)         (12)         (11)         (19)
  Recoveries........................................         11           70           40          107
                                                       --------     --------     --------     --------
Allowance for loan losses, end of period............   $  8,521     $  6,244     $  8,521     $  6,224
                                                       --------     --------     --------     --------

Allowance for loan losses to ending gross loans.....       1.15%        1.20%        1.15%        1.20%
                                                       ========     ========     ========     ========

    DEPOSITS AND BORROWINGS. The Company experienced an increase in total deposits of $147.1 million, or 22.1%, during the first six months of 2001, to $812.2 million, or 73.4% of total assets, at June 30, 2001, from $665.0 million, or 72.0% of total assets, at December 31, 2000. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first six months of 2001. The following table shows the composition of the Company's deposits at June 30, 2001 and December 31, 2000:

                                                           JUNE 30, 2001        DECEMBER 31, 2000
                                                        --------------------   --------------------
                                                                   AS A % OF              AS A % OF
                                                        BALANCE      TOTAL     BALANCE      TOTAL
                                                        --------   ---------   --------   ---------
Demand deposits.......................................  $ 92,610      11.4%    $111,846      16.8%
NOW...................................................    99,777      12.3       86,868      13.0
Savings...............................................     7,081       0.9        5,997       0.9
Money Market..........................................   481,385      59.3      347,641      52.3
Certificates of deposit under $100,000................    23,039       2.8       21,754       3.3
Certificates of deposit $100,000 or greater...........   108,300      13.3       90,941      13.7
                                                        --------     -----     --------     -----
      Total...........................................  $812,192     100.0%    $665,047     100.0%
                                                        ========     =====     ========     =====

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

    Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2001, cash, federal funds sold and securities available for sale amounted to $314.5 million, or 28.4% of total assets of the Company. This compares to $235.8 million, or 25.5% of total assets, at December 31, 2000.

    In general, the Bank maintains a liquidity target of 10% to 20% of total assets. The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $308.5 million as of June 30, 2001. In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $89.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. Management believes that at June 30, 2001, the Bank had adequate liquidity to meet its commitments for the foreseeable future.

    Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2001 Westfield had working capital of approximately $3.7 million. Management believes that at June 30, 2001, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

    RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At June 30, 2001 RINET had working capital of approximately $615,000. Management believes that at June 30, 2001, RINET had adequate liquidity to meet its commitments for the foreseeable future.

    Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2001 Sand Hill had working capital of approximately $1.1 million. Management believes that at June 30, 2001, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

    BPVI's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2001 BPVI had working capital of approximately $162,000. Management believes that at June 30, 2001, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

    The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

    CAPITAL RESOURCES. Total stockholders' equity of the Company at June 30, 2001 was $108.4 million, or 9.8% of total assets, compared to $99.6 million, or 10.8% of total assets at December 31, 2000. The increase was the result of the Company's net income for the first six months of 2001 of $7.3 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

    The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2001 and December 31, 2000:

                                                                                         TO BE WELL CAPITALIZED
                                                                                              UNDER PROMPT
                                                              FOR CAPITAL ADEQUACY          CORRECTIVE ACTION
                                            ACTUAL                  PURPOSES                   PROVISIONS
                                      -------------------   -------------------------   -------------------------
                                       AMOUNT     RATIO      AMOUNT        RATIO         AMOUNT        RATIO
                                      --------   --------   --------   --------------   --------   --------------
                                                        (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 2001:

  Total risk-based capital
    Company.........................  $97,094     15.53%    $50,028        >      8.0%  $62,535      >     10.0%
    Bank............................   70,577     11.48      49,162               8.0    61,452            10.0
  Tier I risk-based
    Company.........................   89,268     14.27      25,014               4.0    37,521             6.0
    Bank............................   62,885     10.23      24,581               4.0    36,871             6.0
  Tier I leverage capital
    Company.........................   89,268      8.88      40,203               4.0    50,253             5.0
    Bank............................   62,885      6.21      40,532               4.0    50,665             5.0

AS OF DECEMBER 31, 2000:

  Total risk-based capital
    Company.........................  $86,691     16.76%    $41,384        >      8.0%  $51,729      >     10.0%
    Bank............................   63,821     12.55      40,668               8.0    50,835            10.0
  Tier I risk-based
    Company.........................   80,214     15.51      20,692               4.0    31,038             6.0
    Bank............................   57,454     11.30      20,334               4.0    30,501             6.0
  Tier I leverage capital
    Company.........................   80,214      9.09      35,312               4.0    44,140             5.0
    Bank............................   57,454      6.59      34,879               4.0    43,598             5.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

    NET INCOME. The Company recorded net income of $3.8 million, or $0.22 per diluted share, for the quarter ended June 30, 2001 compared to $2.3 million, or
$0.18 per diluted share for the quarter ended June 30, 2000.   This represented
a 64.5% increase in net income and a 22.2% increase in earnings per share. The difference in growth rates between net income and earnings per share results from having issued 3.5 million shares of the company's common stock in September 2000 to fund expansion and business growth.

    NET INTEREST INCOME. For the quarter ended June 30, 2001, net interest income was $9.1 million, an increase of $3.2 million, or 53.1%, over the same period in 2000. This increase was primarily attributable to an increase of $330.0 million, or 51.4%, in the average balance of earning assets. The Company's net interest margin was 3.95% for the second quarter of 2001, an increase of 23 basis points compared to the same period last year.

    INTEREST INCOME. During the second quarter of 2001, interest income was $16.7 million, an increase of $4.6 million, or 37.9%, compared to $12.1 million for the same period in 2000. Interest income on commercial loans increased 15.3% to $5.9 million for the quarter ended June 30, 2001, compared to $5.1 million for the same period in 2000. Interest income from residential mortgage loans increased 56.6% to $6.9 million for the second quarter of 2001, compared to $4.4 million for the same period in 2000, and interest on home equity and other loans decreased 6.3% to $518,000 for the second quarter of 2001, compared to $553,000, for the same period in 2000. The average balance of commercial loans increased 31.4% and the average rate decreased 3.3%, or 75 basis points to 8.35% for the quarter ended June 30, 2001. The average balance of residential mortgage loans increased 52.9%, and the average rate increased 2.5%, or 17 basis points to 7.09% for the same period. The average balance of home equity and other loans increased 15.8% and the average rate decreased 19.1%, or 177 basis points, to 7.49%.

    Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $1.3 million, or 65.0%, to $3.4 million for the quarter ended June 30, 2001, compared to $2.1 million for the same period in 2000. This increase was primarily attributable to an increase in the average balance of $124.6 million, or 83.0%, offset by a decrease in the average yield on investments of 54 basis points, or 9.8%, to 5.00% for the quarter ended June 30, 2001.

    INTEREST EXPENSE. During the second quarter of 2001, interest expense was $7.5 million, an increase of $1.4 million, or 23.0%, compared to $6.1 million for the same period in 2000. This increase in the Company's interest expense was the result of an increase in the average balance of interest-bearing liabilities of $258.4 million, or 46.8%, increase between the two periods. The average cost of interest-bearing liabilities decreased 72 basis points, or 16.3%, to 3.72% for the quarter ended June 30, 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses was $600,000 for the quarter ended June 30, 2001, compared to $500,000 for the same period in 2000. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION--ALLOWANCE FOR LOAN LOSSES." Net recoveries were $0 during the second quarter of 2001, compared to $58,000 for the same period in 2000.

    FEES AND OTHER INCOME. Fees and other income increased $3.8 million, or 47.6%, to $11.7 million for the three month period ending June 30, 2001, compared to $7.9 million for the same period in 2000. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $2.2 million, or 32.2% to $9.1 million for the second quarter of 2001, compared to

$6.9 million for the same period in 2000. Of this increase in fee income, $1.1 million, or 51.2% was due to the purchase acquisition of Sand Hill on August 31, 2000. The remaining increase was primarily due to a 22.2% increase in assets under management, which were $5.4 billion on June 30, 2001, compared to $4.5 billion on June 30, 2000. This increase does not include the assets under management of Sand Hill, which were $784 million on June 30, 2001.

    Financial planning fees increased $145,000, or 17.2%, to $1.0 million for the second quarter of 2001, compared to $844,000 for the same period in 2000. Equity in losses of partnerships was $26,000 for the three months ended
June 30, 2001 due to a decrease in the market value of Westfield's general partnership interest in its hedge funds.

    Deposit account service fees increased $37,000, or 50.7%, to $110,000 for the second quarter of 2001 as a result of a larger number of deposit accounts and an increased level of transaction-based fees. Gain on sale of investment securities was $670,000 for the second quarter of 2001. Gain on sale of loans increased $147,000 to $151,000 for the second quarter of 2001 as a result of increased market demand for fixed rate loans, which are generally sold on the secondary market. Other fee income, which consists primarily of non-amortizing loan fees and cash management fees increased $514,000 to $694,000 for the second quarter of 2001.

    OPERATING EXPENSE. Total operating expense for the second quarter of 2001 increased $4.7 million, or 46.3%, to $14.8 million compared to $10.1 million for the same period in 2000. Of this increase, $1.2 million, or 25.2%, was due to the operating expenses of Sand Hill, and the remainder was attributable to the Company's continued growth and expansion. The Company has experienced a 51.1% increase in total balance sheet assets, a 39.8% increase in client assets under management, and a 18.6% increase in the number of employees from June 30, 2000 to June 30, 2001. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office in the Back Bay of boston as of May 1, 2000.

    Salaries and benefits, the largest component of operating expense, increased $2.6 million, or 38.8%, to $9.4 million for the quarter ended June 30, 2001, from $6.8 million for the same period in 2000. Of this increase, $641,000, or 24.3% was due to the acquisition of Sand Hill. The remaining increase was due to a 18.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

    Occupancy and equipment expense increased $446,000, or 39.2%, to $1.6 million for the second quarter of 2001, from $1.1 million for the same period last year. Of this increase, $85,000, or 19.1% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

    Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $418,000, or 89.7% due to legal and consulting expenses incurred for strategic projects during the second quarter of 2001, as well as higher audit fees as a result of the Company's continued growth.

    Marketing and business development increased $540,000, or 101.1%, to $1.1 million for the second quarter of 2001 as a result of increased business development activity due to growth in sales staff.

    Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $236,000, or 66.7%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

    Merger expenses of $12,000 for the second quarter of 2001 were a result of the pooling acquisition of BPVI on February 28, 2001.

    Amortization of intangibles increased $218,000 to $345,000 for the second quarter of 2001, from $127,000 for the same period last year due primarily to the purchase acquisition of Sand Hill on August 31, 2000.

    Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training and other miscellaneous business expenses. These expenses have increased $168,000, or 24.3% to $860,000, primarily as a result of increased business volume and an increase in the number of employees.

    INCOME TAX EXPENSE. The Company recorded income tax expense of $1.7 million for the second quarter of 2001 as compared to $1.0 million for the same period last year. The effective tax rate was 31.1% for the second quarter of 2001, compared to 30.5% for the same period in 2000. The increase in the Company's effective tax rate is a result of a higher percentage of fully taxable income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

    NET INCOME. The Company recorded net income of $7.3 million, or $0.43 per diluted share, for the six months ended June 30, 2001 compared to $4.2 million,
or $0.33 per diluted share for the six months ended June 30, 2000.   This
represented a 72.6% increase in net income and a 30.3% increase in earnings per share. The difference in growth rates between net income and earnings per share results from having issued 3.5 million shares of the company's common stock in September 2000 to fund expansion and business growth.

    NET INTEREST INCOME. For the six months ended June 30, 2001, net interest income was $17.7 million, an increase of $6.6 million, or 59.8%, over the same period in 2000. This increase was primarily attributable to an increase of $316.4 million, or 57.3%, in the average balance of earning assets. The Company's net interest margin was 3.93% for the second quarter of 2001, an increase of 17 basis points compared to the same period last year.

    INTEREST INCOME. During the first six months of 2001, interest income was $33.7 million, an increase of $11.1 million, or 49.4%, compared to $22.6 million for the same period in 2000. Interest income on commercial loans increased 29.3% to $12.1 million for the six months ended June 30, 2001, compared to $9.3 million for the same period in 2000. Interest income from residential mortgage loans increased 55.9% to $13.2 million for the first six months of 2001, compared to $8.5 million for the same period in 2000, and interest on home equity and other loans increased 5.0% to $1.1 million for the first six months of 2001, compared to $1.1 million for the same period in 2000. These increases were primarily due to an increase in loan volume, offset by decreases in the average yield. The average balance of commercial loans increased 38.7% and the average rate decreased 6.8%, or 63 basis points to 8.73% for the six months ended June 30, 2001. The average balance of residential mortgage loans increased 50.0%, and the average rate increased 4.0%, or 27 basis points to 7.13% for the same period. The average balance of home equity and other loans increased 14.0% and the average rate decreased 7.9% or 70 basis points to 8.23%.

    Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $3.6 million, or 98.4%, to $7.3 million for the six months ended June 30, 2001, compared to $3.7 million for the same period in 2000. This increase was primarily attributable to an increase in the average balance of $142.3 million, or 106.0%, offset by a decrease in the average yield on investments of 20 basis points, or 3.7% to 5.26% for the six months ended June 30, 2001.

    INTEREST EXPENSE. During the first six months of 2001, interest expense was $15.9 million, an increase of $4.5 million, or 39.3%, compared to $11.4 million for the same period in 2000. This increase in the Company's interest expense was the result of an increase in the average balance of interest-bearing liabilities of $271.0 million, or 52.0% increase between the two periods. The average cost of interest-bearing liabilities decreased 8.4%, or 37 basis points to 4.03% for the six months ended June 30, 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses was $1.2 million for the six months ended June 30, 2001, compared to $800,000 for the same period in 2000. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION--ALLOWANCE FOR LOAN LOSSES." Net recoveries were $29,000 during the first six months of 2001, compared to $88,000 for the same period in 2000.

    FEES AND OTHER INCOME. Fees and other income increased $7.2 million, or 46.5%, to $22.8 million for the six month period ending June 30, 2001, compared to $15.5 million for the same period in 2000. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $4.4 million, or 32.3% to $18.2 million for the first six months of 2001, compared to $13.7 million for the same period in 2000. Of this increase in fee income, $2.4 million, or 54.1% was due to the purchase acquisition of Sand Hill on August 31, 2000. The remaining increase was primarily due to a 22.2% increase in assets under management, which were $5.4 billion on June 30, 2001, compared to $4.5 billion on June 30, 2000. This increase does not include the assets under management of Sand Hill, which were $784 million on June 30, 2001.

    Financial planning fees increased $437,000, or 26.7%, to $2.1 million for the first six months of 2001, compared to $1.6 million for the same period in 2000. Equity in losses of partnerships was $112,000 for the six months ended June 30, 2001 due to a decrease in the market value of Westfield's general partnership interest in its hedge funds.

    Deposit account service fees increased $80,000, or 61.5%, to $210,000 for the first six months of 2001 as a result of a larger number of deposit accounts and an increased level of transaction-based fees. Gain on sale of investment securities was $1.2 million for the first half of 2001. Gain on sale of loans increased $325,000 to $335,000 for the first half of 2001 as a result of increased market demand for fixed rate loans which are generally sold on the secondary market. Other fee income, which consists primarily of non-amortizing loan fees and cash management fees increased $649,000 to $914,000 for the first half of 2001.

    OPERATING EXPENSE. Total operating expense for the first six months of 2001 increased $9.1 million, or 46.2% to $28.9 million compared to $19.8 million for the same period in 2000. Of this increase, $2.4 million, or 26.0% was due to the operating expenses of Sand Hill, and the remainder was attributable to the Company's continued growth and expansion. The Company has experienced a 51.1% increase in total balance sheet assets, a 39.8% increase in client assets under management, and an 18.6% increase in the number of employees from June 30, 2000 to June 30, 2001. In addition, the Company expanded its facilities at its Boston headquarters, and opened a new banking office as of May 1, 2000.

    Salaries and benefits, the largest component of operating expense, increased $5.7 million, or 42.2%, to $19.1 million for the six months ended June 30, 2001, from $13.4 million for the same period in 2000. Of this increase, $1.3 million or 23.5% was due to the acquisition of Sand Hill. The remaining increase was due to an 18.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

    Occupancy and equipment expense increased $773,000, or 34.4%, to $3.0 million for the first half of 2001, from $2.2 million for the same period last year. Of this increase, $151,000, or 19.5% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

    Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $818,000, or 100.6% due to legal and consulting expenses incurred for strategic projects during the first half of 2001, as well as higher audit fees as a result of the Company's continued growth.

    Marketing and business development increased $577,000, or 53.6%, to $1.7 million for the first half of 2001 as a result of increased business development activity due to growth in sales staff.

    Contract services and processing expenses increased $231,000, or 32.2%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

    Merger expenses of $139,000 for the first half of 2001 were a result of the pooling acquisition of BPVI on February 28, 2001.

    Amortization of intangibles increased $456,000 to $689,000 for the first half of 2001, from $233,000 for the same period last year due primarily to the purchase acquisition of Sand Hill on August 31, 2000.

    Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training and other miscellaneous business expenses. These expenses have increased $499,000, or 38.2%, to $1.8 million primarily as a result of increased business volume and an increase in the number of employees.

    INCOME TAX EXPENSE. The Company recorded income tax expense of $3.1 million for the first half of 2001 as compared to $1.8 million for the same period last year. The effective tax rate was 29.9% for the first half of 2001, compared to 30.1% for the same period in 2000. The decrease in the Company's effective tax rate is a result of a lower percentage of fully taxable income.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS

    Competition in the local banking industry coupled with our relatively small size may limit the ability of the Bank to attract and retain banking customers. The Bank faces competition from the following:

    - other banking institutions (including larger Boston and suburban commercial banking organizations);

    - savings banks;

    - credit unions;

    - other financial institutions; and

    - non-bank financial service companies serving eastern Massachusetts and adjoining areas.

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

    In the investment management industry, we compete primarily with the following:

    - commercial banks and trust companies;

    - mutual fund companies;

    - investment advisory firms;

    - stock brokerage firms;

    - law firms; and

    - other financial services companies.

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

A DOWNTURN IN THE LOCAL ECONOMY OR REAL ESTATE MARKET COULD NEGATIVELY IMPACT OUR BANKING BUSINESS

    A downturn in the local economy or real estate market could negatively impact our banking business. Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the ability of the Bank's customers to repay their loans is impacted by the economic conditions in these areas. The Bank's commercial loans are generally concentrated in the following customer groups:

    - real estate developers and investors;

    - financial service providers;

    - technology companies;

    - manufacturing and communications companies;

    - professional service providers;

    - general commercial and industrial companies; and

    - individuals.

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

FLUCTUATIONS IN INTEREST RATES MAY NEGATIVELY IMPACT OUR BANKING BUSINESS

    Fluctuations in interest rates may negatively impact the business of the Bank. The Bank's main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). The Bank's net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce the Bank's net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, changes in interest rates may negatively impact the Bank's results of operations and financial position.

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

    In addition, Westfield's, Sand Hill's, and BPVI's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

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

OUR BANKING BUSINESS IS HIGHLY REGULATED

    Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. The Company is subject to the BHCA, and to regulation and supervision by the Federal Reserve Board. The Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC.

    Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which The Company and the Bank may conduct business and obtain financing.

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

TO THE EXTENT THAT WE ACQUIRE OTHER COMPANIES IN THE FUTURE, OUR BUSINESS MAY BE NEGATIVELY IMPACTED BY RISKS INHERENT WITH SUCH ACQUISITIONS

    We have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies. We are currently a party to acquire to agreements for two acquisitions, one to acquire Borel Bank & Trust Company and the other to acquire Kanon Bloch Carre. See "Item
5. Other Information" for a description of these proposed transactions. To the extent that we acquire Borel, Kanon Bloch Carre or other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

    These risks include the following:

    - the risk that we will incur substantial expenses in pursuing potential acquisition without completing such acquisitions

    - the risk that the acquired business will not perform in accordance with management's expectations;

    - the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our banking or investment management businesses;

    - the risk that management will divert its attention from other aspects of our business;

    - the risk that we may lose key employees of the acquired business; and

    - the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    For information related to this item, see the Company's December 31, 2000 Form 10-K, Item 6--Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 7, 2000, one of the Company's subsidiaries received correspondence on behalf of one of its former clients claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the former client's performance targets. On or about January 11, 2001, our subsidiary received notice of a court document filed in Pennsylvania state court on behalf of the client stating that an action has been commenced against our subsidiary, but containing no allegations. We intend to defend this matter vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    No changes in security holders' rights have taken place.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    No defaults upon senior securities have taken place.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on April 19, 2001, stockholders of the Company approved the proposals to:

       (1) elect four (4) Class I Directors of the Company to serve until the 2004 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

                                                            FOR       ABSTAIN
                                                         ----------   --------
Eugene S. Colangelo....................................  12,891,929    17,550
Allen Sinai............................................  12,891,929    17,550
Walter M. Pressey......................................  12,272,117   637,362
Timothy L. Vaill.......................................  12,355,764   553,715

       The term of office of each of Arthur J. Bauernfeind, Peter C. Bennett, C. Michael Hazard, Herbert S. Alexander, Lynn Thompson Hoffman, Richard N. Thielen and Charles O. Wood, III as a director of the Company continued after the annual meeting.

       (2) ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The votes for such proposal were as follows:

FOR                     AGAINST    ABSTAIN
---                     --------   --------
     12,733,845         172,649     2,985

ITEM 5. OTHER INFORMATION

    On June 27, 2001, the Company signed a definitive agreement to acquire Borel Bank & Trust Company, a $360 million private bank located in San Mateo, California, which has been serving the financial needs of individuals, their families and their businesses in Northern California for over 20 years. Subject to certain contingencies, Boston Private will pay $37.00--$37.50 per share for 100% of Borel's common stock for a total of approximately $113,200,000, in a pooling of interests transaction. Borel's shares will be converted into Boston Private shares at a conversion ratio based on the average daily closing price of Boston Private common stock for the thirty day period ended three days prior to the closing of the merger. Under the terms of the agreement, Borel will become a wholly owned subsidiary of the Company. Borel's management team will remain in place and continue to manage the bank under the Borel Bank & Trust Company name.

    On June 29, 2001, the Company's subsidiary, RINET signed a definitive agreement to acquire the company which owns Kanon Bloch Carre, a noted Boston-based independent mutual fund rating service and investment advisor. At the closing of this transaction, which is anticipated to be accounted for as a pooling of interests, Kanon Bloch Carre's stockholder will receive newly issued shares of the Company's common stock valued at $2,000,000. Under the terms of the transaction, Kanon Bloch Carre will become a division of RINET.

    The consummation of these acquisitions is subject to a number of conditions including, among others, the obtaining of all necessary regulatory approvals and third party consents, the approval of the acquisition of Borel by the Company's and Borel's stockholders, the Company's satisfaction with its due diligence review of Kanon Bloch Carre and delivery of certain assurances that the transaction will be accounted for as a pooling of interests.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    See Exhibit index on page 30

(b) Reports on Form 8-K

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

                                                       BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                       (Registrant)

August 14, 2001                                        /s/ TIMOTHY L. VAILL
                                                       ---------------------------------------------
                                                       Timothy L. Vaill
                                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

August 14, 2001                                        /s/ WALTER M. PRESSEY
                                                       ---------------------------------------------
                                                       Walter M. Pressey
                                                       PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
          2.1           Agreement and Plan of Reorganization by and between Boston
                        Private Financial Holdings, Inc. and Borel Bank & Trust
                        Company, dated June 27, 2001 (incorporated by reference to
                        Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s
                        Current Report on Form 8-K filed on July 3, 2001)

         *3.1           Restated Articles of Organization of Boston Private
                        Financial Holdings, Inc. filed May 23, 1994

         *3.2           Articles of Amendment of Boston Private Financial
                        Holdings, Inc. filed on April 22, 1998

          3.3           By-laws of Boston Private Financial Holdings, Inc., as
                        amended (incorporated by reference to Exhibit 3.2 to Boston
                        Private Financial Holdings, Inc.'s Annual Report on
                        Form 10-K filed on March 6, 2000)

        *10.1           Employment Agreement dated January 1, 1996 by and among
                        Boston Private Financial Holdings, Inc., Boston Private
                        Bank & Trust Company and Timothy L. Vaill

        *10.2           Commercial Lease dated October 31, 1994 by and between
                        Boston Private Financial Holdings, Inc. and Leggat McCall
                        Properties Management, Inc.

         10.3           Deferred Compensation Plan of Boston Private Financial
                        Holdings, Inc. (incorporated by reference to Exhibit 4.1 to
                        Boston Private Financial Holdings, Inc.'s Registration
                        Statement on Form S-8 filed on July 24, 2001)

------------------------

*   Filed herewith.