Form 10-Q
period 2001-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2001-11-14
CIK 821127

As filed with the Securities and Exchange Commission on November 14, 2001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

           Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of  October 31, 2001:

Common Stock - Par Value $1.00	16,591,511 shares
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	September 30, December 31,
	2001	2000
	(In thousands, except share data)
Assets:
Cash and due from banks	$27,072	$47,625
Federal funds sold	25,000	10,000
Investment securities available for sale (amortized cost of $203,360 and $173,265, respectively)	208,753	174,885
Mortgage-backed securities available for sale (amortized cost of $2,527 and $3,274, respectively)	2,558	3,267
Loans receivable:
Commercial	300,438	271,784
Residential mortgage	463,834	345,643
Home equity	35,710	27,128
Other	568	518
Total loans	800,550	645,073
Less: allowance for loan losses	(9,309)	(7,342)
Net loans	791,241	637,731

Stock in the Federal Home Loan Bank of Boston	6,034	4,830
Premises and equipment, net	8,226	6,841
Excess of cost over net assets acquired, net	17,339	18,371
Fees receivable	6,822	6,816
Accrued interest receivable	6,879	6,305
Other assets	16,991	6,515

Total assets	$1,116,915	$923,186

Liabilities:
Deposits	$797,111	$665,047
FHLB borrowings	120,686	90,172
Securities sold under agreements to repurchase	55,231	49,706
Accrued interest payable	2,833	1,998
Other liabilities	26,844	16,646
Total liabilities	1,002,705	823,569

Stockholders’ equity:
Common stock, $1.00 par value per share; authorized: 30,000,000 shares issued: 16,441,855 shares at September 30, 2001 and 16,210,636 shares at December 31, 2000	16,442	16,211
Additional paid-in capital	59,992	57,456
Retained earnings	34,305	25,064
Stock subscriptions receivable	--	(146)
Accumulated other comprehensive income	3,471	1,032
Total stockholders’ equity	114,210	99,617

Total liabilities and stockholders’ equity	$1,116,915	$923,186

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$14,133	$11,337	$40,556	$30,224
Taxable investment securities	1,543	899	4,347	2,284
Non-taxable investment securities	1,002	505	3,250	1,315
Mortgage–backed securities	39	61	135	196
FHLB stock dividends	76	96	262	264
Federal funds sold and other	610	660	2,544	1,826
Total interest and dividend income	17,403	13,558	51,094	36,109
Interest expense:
Deposits	5,444	5,592	17,506	14,160
FHLB borrowings	1,724	1,123	4,805	3,403
Securities sold under agreements to repurchase	442	346	1,240	933
Federal funds purchased and other	4	9	4	8
Interest on other short term borrowings	--	60	1	70
Total interest expense	7,614	7,130	23,556	18,574
Net interest income	9,789	6,428	27,538	17,535
Provision for loan losses	750	500	1,900	1,300
Net interest income after provision for loan losses	9,039	5,928	25,638	16,235
Fees and other income:
Investment management and trust	8,838	8,012	27,021	21,753
Financial planning fees	1,120	947	3,195	2,585
Equity in earnings (losses) of partnerships	(49)	38	(161)	(203)
Deposit account service charges	122	77	332	207
Gain on sale of loans	362	26	697	36
Gain on sale of investment securities	530	27	1,691	27
Cash administration fees	314	--	886	--
Other	342	154	683	419
Total fees and other income	11,579	9,281	34,344	24,824
Operating expense:
Salaries and employee benefits	10,486	7,657	29,548	21,066
Occupancy and equipment	1,512	1,225	4,532	3,482
Professional services	598	671	2,228	1,484
Marketing and business development	627	477	2,280	1,565
Contract services and processing	349	374	1,298	1,092
Merger expenses	--	--	139	--
Amortization of intangibles	345	204	1,034	437
Other	1,063	815	2,869	2,097
Total operating expense	14,980	11,423	43,928	31,223
Income before income taxes	5,638	3,786	16,054	9,836
Income tax expense	1,596	1,183	4,713	3,004
Net income	$4,042	$2,603	$11,341	$6,832

Per share data:
Basic earnings per share	$0.25	$0.21	$0.69	$0.55
Diluted earnings per share	$0.23	$0.20	$0.66	$0.53

Average common shares outstanding	16,419,765	12,601,624	16,354,511	12,418,254
Average diluted shares outstanding	17,275,134	13,211,612	17,178,176	12,907,097

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions	Accumulated Comprehensive Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 1999	$12,246	$12,744	$16,815	$(320)	$(1,239)	$40,246
Net income	--	--	6,832	--	--	6,832
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	--	--	--	--	455	455
Total comprehensive income						7,287
Dividends paid to shareholders			(1,052)			(1,052)
Proceeds from issuance of 3,935,294 shares of common stock	3,777	43,978	--	--	--	47,755
Stock options exercised	158	442	--	--	--	600
Stock subscription payments	--	--	--	170	--	170
S corporation dividends paid			(363)			(363)
Balance at September 30, 2000	$16,181	$57,164	$22,232	$(150)	$(784)	$94,643

Balance at December 31, 2000	$16,211	$57,456	$25,064	$(146)	$1,032	$99,617
Net income	--	--	11,341	--	--	11,341
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	--	--	--	--	2,439	2,439
Total comprehensive income						13,780
Dividends paid to shareholders	--	--	(1,695)	--	--	(1,695)
Proceeds from issuance of 61,038 shares of common stock	61	1,159	--	--	--	1,220
Stock options exercised	170	1,377	--	--	--	1,547
Stock subscription payments	--	--	--	146	--	146
S corporation dividends paid	--	--	(405)	--	--	(405)
Balance at September 30, 2001	$16,442	$59,992	$34,305	$--	$3,471	$114,210

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$11,341	$6,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	(586)	1,918
Gain on sale of loans	(697)	(37)
Gain on sale of investment securities	(1,691)	(27)
Provision for loan losses	1,900	1,300
Distributed (undistributed) earnings of partnership investments	171	2,259
Loans originated for sale	(72,725)	(1,904)
Proceeds from sale of loans	73,422	1,941
(Increase) decrease in:
Fees receivable	(6)	(385)
Accrued interest receivable	(574)	(1,157)
Other assets	(12,020)	(561)
Increase (decrease) in:
Accrued interest payable	835	250
Other liabilities	10,198	1,532
Net cash provided (used) by operating activities	9,568	11,961

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	(15,000)	(62,000)
Investment securities available for sale:
Purchases	(133,915)	(68,507)
Sales	--	--
Maturities	107,978	31,120
Mortgage-backed securities available for sale:
Sales	--	--
Principal payments	740	2,015
Net decrease (increase) in loans	(155,111)	(137,294)
Purchase of FHLB stock	(1,204)	--
Recoveries on loans previously charged off	67	116
Capital expenditures	(2,592)	(2,454)
Cash and cash equivalents for acquisition	--	(9,254)
Net cash provided (used) by investing activities	(199,037)	(244,245)

Cash flows from financing activities:
Net increase (decrease) in deposits	132,064	228,280
Net increase (decrease) in repurchase agreements	5,525	12,059
Net increase (decrease) in federal funds purchased	--	--
FHLB advance proceeds	41,000	3,000
FHLB advancerepayments	(10,486)	(18,350)
Proceeds from stock subscriptions receivable	146	170
Dividends paid to stockholders	(1,695)	(1,052)
S-corporation dividends paid	(405)	(363)
Proceeds from issuance of common stock	2,767	45,384
Net cash provided (used) by financing activities	168,916	269,128

Net increase (decrease) in cash and due from banks	(20,553)	36,844
Cash and due from banks at beginning of year	47,625	11,661
Cash and due from banks at end of period	$27,072	$48,505

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$22,721	$18,333
Cash paid during the period for income taxes	5,964	3,674

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

        The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2001			2000
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$4,042	16,420	$0.25	$2,603	12,602	$0.21

Effect of Dilutive Securities
Stock Options	--	855		--	610

Diluted EPS
Net Income	$4,042	17,275	$0.23	$2,603	13,212	$0.20

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2001			2000
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$11,341	16,355	$0.69	$6,832	12,418	$0.55

Effect of Dilutive Securities
Stock Options	--	823		--	489

Diluted EPS
Net Income	$11,341	17,178	$0.66	$6,832	12,907	$0.53

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

        Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in growth equity portfolios, and also acts as the investment manager for seven limited partnerships.  Its investment services include a particular focus on identifying and managing small and mid-cap equity positions as well as balanced growth accounts.

        RINET provides fee-only financial planning, tax planning and asset allocation services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S.  Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing.  It also provides an independent mutual fund rating service.

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

Measurement of Segment Profit and Assets

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements.  In addition to direct expenses, each business segment is allocated a share of holding company expenses based on the segment's percentage of consolidated net income.  Sand Hill was acquired in a business combination accounted for as a purchase; accordingly information pertaining to Sand Hill is excluded from the segment disclosures prior to August 31, 2000.

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2001 and 2000.

For the three months ended September 30, 2001
Bank	Westfield	RINET	SHA	BPVI	Other	Intersegm	Total
(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$9,770	$25	$-	$13	$6	$2	$(27)	$9,789
Non-Interest Income	4,039	4,238	1,125	1,184	992	1	-	11,579
Total Revenues	13,809	4,263	1,125	1,197	998	3	(27)	21,368

Provision for Loan Losses	750	-	-	-	-	-	-	750
Non-Interest Expense	8,791	3,146	982	1,413	645	3	-	14,980
Income Taxes	1,008	467	58	(89)	152	-	-	1,596
Segment Profit	$3,260	$650	$85	$(127)	$201	-	$(27)	$4,042

Balance Sheet Data:
Total Segment Assets	$1,087,803	$	$2,061	$	$1,983	$	$(25,393)	$

	For the three months ended September 30, 2000

Bank

Westfield

RINET

SHA

BPVI

Other

Intersegm

Total

	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$6,490	$23	$-	$-	$-	$(62)	$(23)	$6,428
Non-Interest Income	2,701	4,202	938	431	1,008	1	-	9,281
Total Revenues	9,191	4,225	938	431	1,008	(61)	(23)	15,709

Provision for Loan Losses	500	-	-	-	-	-	-	500
Non-Interest Expense	6,567	2,885	772	368	892	(61)	-	11,423
Income Taxes	525	550	68	26	14	-	-	1,183
Segment Profit	$1,599	$790	$98	$37	$102	-	$(23)	$2,603

Balance Sheet Data:
Total Segment Assets	$	$9,268	$1,762	$	$2,476	$	$(32,679)	$853,997

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the year to date periods ended September 30, 2001 and 2000.

	For the nine months ended September 30, 2001

Bank

Westfield

RINET

SHA

BPVI

Other

Intersegm

Total

	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$27,468	$61	$(10)	$52	$18	$16	$(67)	$27,538
Non-Interest Income	11,361	13,184	3,210	3,597	2,988	4	-	34,344
Total Revenues	38,829	13,245	3,200	3,649	3,006	20	(67)	61,882

Provision for Loan Losses	1,900	-	-	-	-	-	-	1,900
Non-Interest Expense	25,641	9,584	2,743	3,790	2,150	20	-	43,928
Income Taxes	2,653	1,529	187	(58)	402	-	-	4,713
Segment Profit	$8,635	$2,132	$270	$(83)	$454	-	$(67)	$11,341

Balance Sheet Data:
Total Segment Assets	$1,087,803	$9,748	$2,061	$	$1,983	$	$(25,393)	$

	For the nine months ended September 30, 2000

Bank

Westfield

RINET

SHA

BPVI

Other

Intersegm

Total

	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$17,597	$62	$1	$-	$-	$(62)	$(63)	$17,535
Non-Interest Income	7,642	11,007	2,585	431	3,156	3	-	24,824
Total Revenues	25,239	11,069	2,586	431	3,156	(59)	(63)	42,359

Provision for Loan Losses	1,300	-	-	-	-	-	-	1,300
Non-Interest Expense	18,304	7,761	2,108	368	2,741	(59)	-	31,223
Income Taxes	1,373	1,358	195	26	52	-	-	3,004
Segment Profit	$4,262	$1,950	$283	$37	$363	-	$(63)	$6,832

Balance Sheet Data:
Total Segment Assets	$	$9,268	$1,762	$	$2,476	$	$(32,679)	$

(4) Recent Accounting Developments

                During July, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations consummated after June 30, 2001 be accounted for under a single accounting method -- the purchase method.  Use of the pooling-of-interests method for transactions initiated after June 30, 2001 will no longer be permitted.  Statement 142 requires that goodwill no longer be amortized to earnings. This includes existing goodwill, i.e., goodwill already recorded in the financial statements, as well as goodwill arising from business combinations consummated subsequent to the effective date of the statement. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002.  At September 30, 2001 the company had $17.4 million of goodwill on the balance sheet that is being amortized at $1.4 million per year.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2001

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

        During 1997, the Company merged with Westfield, a Massachusetts corporation engaged in providing a range of investment management services to individual and institutional clients.  During October 1999, the Company merged with RINET, a Massachusetts corporation engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company’s common stock.  On February 28, 2001 the Company merged with Boston Private Value Investors, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company’s common stock.  On October 1, 2001, RINET acquired by merger Kanon Bloch Carre, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the company’s common stock.  These mergers were accounted for as “pooling of interests”.  Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, and BPVI on a consolidated basis for all periods presented.

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

Financial Condition

        Total Assets.   Total assets increased $193.7 million, or 21.0%, to $1.1 billion at September 30, 2001 from $923.2 million at December 31, 2000.  This increase was primarily driven by deposit growth, which was used to fund new loans and purchase investment securities.

        Investments.   Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $269.4 million, or 24.1% of total assets, at September 30, 2001, compared to $240.6 million, or 26.1% of total assets, at December 31, 2000. Cash and fed funds sold declined $5.6 million while the investment portfolio increased by $33.2 million.  Management periodically evaluates investment alternatives to properly manage the overall balance sheet.  The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and total bank liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2001 and December 31, 2000:

	Amortize	Unrealized		Market Value
	Cost	Gains	Losses
	(in thousands)
At September 30, 2001
U.S. Government and agencies	$78,739	$2,501	$--	$81,240
Corporate bonds	37,899	700	(2)	38,597
Municipal bonds	86,722	2,194	--	88,916
Mortgage-backed securities	2,527	31	--	2,558
Total investments	$205,887	$5,426	$(2)	$211,311

At December 31, 2000
U.S. Government and agencies	$74,753	$819	$(379)	$75,193
Corporate bonds	12,029	214	--	12,243
Municipal bonds	86,483	1,086	(120)	87,449
Mortgage-backed securities	3,274	2	(9)	3,267
Total investments	$176,539	$2,121	$(508)	$178,152

        Loans.   Total loans increased $155.5 million, or 24.1%, during the first nine months of 2001 to $800.6 million, or 71.7% of total assets, at September 30, 2001, from $645.1 million, or 69.9% of total assets, at December 31, 2000.  Both the commercial and residential mortgage loan portfolios continued to experience growth due to the Company’s strong client relationships and the demand for financing.  Commercial loans increased $28.7 million, or 10.5%, and residential mortgage loans increased $118.2 million, or 34.2%, during the first nine months of 2001.

        Risk Elements.   Total non-performing assets, which consist of non-accrual loans and other real estate owned, decreased by $701,000 during the first nine months of 2001 to $1.2 million, or 0.11% of total assets, at September 30, 2001, from $1.3 million, or 0.14% of total assets, at December 31, 2000. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

        At September 30, 2001, loans with an aggregate balance of $548,000, or 0.07% of total loans, were 30 to 89 days past due, a decrease of $2.6 million as compared to $3.1 million, or 0.48% of total loans, as of December 31, 2000.  Most of these loans are adequately secured and management’s success in keeping these borrowers current varies from month to month.

        The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt.  In certain instances, loans that have become 90 days past due may remain on accrual status if management believes that full principal and interest due on the loan is collectible.

        Allowance for Loan Losses.   The allowance for loan losses is established through a charge to operations.  When management believes that the collectibility of a loan’s principal balance is unlikely, the principal amount is charged against the allowance.  Recoveries on loans, which have been previously charged off are, credited to the allowance as received.

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

        The following table is an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands)		(Dollars in thousands)

Ending gross loans	$800,550	$587,371	$800,550	$587,371

Allowance for loan losses, beginning of period	$8,521	$6,224	$7,342	$5,336
Provision for loan losses	750	500	1,900	1,300
Charge- offs	(6)	-	(17)	(19)
Recoveries	44	9	84	116
Allowance for loan losses, end of period	$9,309	$6,733	$9,309	$6,733

Allowance for loan losses to ending gross loans	1.16%	1.15%	1.16%	1.15%

Deposits and Borrowings.   The Company experienced an increase in total deposits of $132.1 million, or 19.9%, during the first nine months of 2001, to $797.1 million, or 71.4% of total assets, at September 30, 2001, from $665.0 million, or 72.0% of total assets, at December 31, 2000.  This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first nine months of 2001. The following table shows the composition of the Company’s deposits at September 30, 2001 and December 31, 2000:

	September 30, 2001		December 31, 2000
	Balance	As a% of Total	Balance	As a% of Total

Demand deposits	$90,268	11.3%	$111,846	16.8%
NOW	97,747	12.3	86,868	13.0
Savings	7,772	1.0	5,997	0.9
Money Market	469,116	58.8	347,641	52.3
Certificates of deposit under $100,000	23,930	3.0	21,754	3.3
Certificates of deposit $100,000 or greater	108,278	13.6	90,941	13.7
Total	$797,111	100.0%	$665,047	100.0%

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  At September 30, 2001, cash, federal funds sold and securities available for sale amounted to $263.4 million, or 23.6% of total assets of the Company.  This compares to $235.8 million, or 25.5% of total assets, at December 31, 2000.

         In general, the Bank maintains a liquidity target of 10% to 20% of total assets.  The Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $315.2 million as of September 30, 2001.  In addition, the Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $95.6 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million.  Management believes that at September 30, 2001, the Bank had adequate liquidity to meet its commitments for the foreseeable future.

        Westfield’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At September 30, 2001 Westfield had working capital of approximately $3.7 million.  Management believes that at September 30, 2001, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

        RINET’s primary source of liquidity consists of financial planning fees that are collected on a quarterly basis.  At September 30, 2001 RINET had working capital of approximately $442,000. Management believes that at September 30, 2001, RINET had adequate liquidity to meet its commitments for the foreseeable future.

        Sand Hill’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At September 30, 2001 Sand Hill had working capital of approximately $297,000. Management believes that at September 30, 2001, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

        BPVI’s primary source of liquidity consists of investment management fees that are collected on a quarterly basis.  At September 30, 2001 BPVI had working capital of approximately $394,000. Management believes that at September 30, 2001, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

        The Company’s primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings.  Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

        Capital Resources.   Total stockholders’ equity of the Company at September 30, 2001 was $114.2 million, or 10.2% of total assets, compared to $99.6 million, or 10.8% of total assets at December 31, 2000.   The increase was the result of the Company’s net income for the first nine months of 2001 of $11.3 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

        The Company is subject to various regulatory capital requirements administered by federal agencies.  Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.  The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2001 and December 31, 2000:

					To Be Well
			For Capital AdequacyPurposes		Capitalized Under
	Actual				Prompt Corrective
					Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30,

Total risk-based capital
Company	$101,666	15.25%	$53,347	> 8.0%	$66,684	> 10.0%
Bank	74,347	11.36	52,337	8.0	65,421	10.0
Tier I risk-based
Company	93,318	13.99	26,674	4.0	40,010	6.0
Bank	66,155	10.11	26,168	4.0	39,253	6.0
Tier I leverage capital
Company	93,318	8.44	44,237	4.0	55,296	5.0
Bank	66,155	6.21	43,725	4.0	54,656	5.0

As of December 31, 2000:

Total risk-based capital
Company	$86,691	16.76%	$41,384	> 8.0%	$51,729	> 10.0%
Bank	63,821	12.55	40,668	8.0	50,835	10.0
Tier I risk-based
Company	80,214	15.51	20,692	4.0	31,038	6.0
Bank	57,454	11.30	20,334	4.0	30,501	6.0
Tier I leverage capital
Company	80,214	9.09	35,312	4.0	44,140	5.0
Bank	57,454	6.59	34,879	4.0	43,598	5.0

Results of Operations for the Three Months Ended September 30, 2001

        Net Income.   The Company recorded net income of $4.0 million, or $0.23 per diluted share, for the quarter ended September 30, 2001 compared to $2.6 million, or $0.20 per diluted share for the quarter ended September 30, 2000.    This represented a 55.3% increase in net income and a 15.0% increase in earnings per share.  The difference in growth rates between net income and earnings per share results from having issued 3.5 million shares of the Company’s common stock in September 2000 to fund expansion and business growth.

        Net Interest Income.   For the quarter ended September 30, 2001, net interest income was $9.8 million, an increase of $3.4 million, or 52.3%, over the same period in 2000.  This increase was primarily attributable to an increase of $228.2 million, or 41.8%, in the average balance of earning assets. The Company’s net interest margin was 3.86% for the third quarter of 2001, an increase of 11 basis points compared to the same period last year.

        Interest Income.   During the third quarter of 2001, interest income was $17.4 million, an increase of $3.8 million, or 28.4%, compared to $13.6 million for the same period in 2000.  Interest income on commercial loans increased 6.2% to $5.9 million for the quarter ended September 30, 2001, compared to $5.6 million for the same period in 2000.  Interest income from residential mortgage loans increased 48.3% to $7.7 million for the third quarter of 2001, compared to $5.2 million for the same period in 2000, and interest on home equity and other loans decreased 9.6% to $529,000 for the third quarter of 2001, compared to $585,000, for the same period in 2000. The average balance of commercial loans increased 30.9% and the average rate decreased 18.9%, or 184 basis points to 7.90% for the quarter ended September 30, 2001.   The average balance of residential mortgage loans increased 50.9%, and the average rate decreased 1.8%, or 13 basis points to 6.94% for the same period.  The average balance of home equity and other loans increased 32.6% and the average rate decreased 31.8%, or 311 basis points, to 6.66%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $1.0 million, or 47.2%, to $3.3 million for the quarter ended September 30, 2001, compared to $2.2 million for the same period in 2000.  This increase was primarily attributable to an increase in the average balance of  $118.3 million, or 75.2%, offset by a decrease in the average yield on investments of 90 basis points, or 16.0%, to 4.74% for the quarter ended September 30, 2001.

        Interest Expense.   During the third quarter of 2001, interest expense was $7.6 million, an increase of $485,000, or 6.8%, compared to $7.1 million for the same period in 2000.  This increase in the Company’s interest expense was the result of an increase in the average balance of interest-bearing liabilities of $277.7 million, or 46.1%, increase between the two periods.  The average cost of interest-bearing liabilities decreased 127 basis points, or 26.9%, to 3.46% for the quarter ended September 30, 2001.

        Provision for Loan Losses.  The provision for loan losses was $750,000 for the quarter ended September 30, 2001, compared to $500,000 for the same period in 2000. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  Also see discussion under “Financial Condition – Allowance for Loan Losses.” Net recoveries were $38,000 during the third quarter of 2001, compared to $9,000 for the same period in 2000.

        Fees and Other Income.  Fees and other income increased $2.3 million, or 24.8%, to $11.6 million for the three-month period ending September 30, 2001, compared to $9.3 million for the same period in 2000. The majority of fee income was attributable to advisory fees earned on assets under management.  These fees increased $826,000, or 10.3% to $8.8 million for the third quarter of 2001, compared to $8.0 million for the same period in 2000.  Of this increase in fee income, $743,000 million, or 90.0% was due to the purchase acquisition of Sand Hill on August 31, 2000.

        Financial planning fees increased $173,000, or 18.3%, to $1.1 million for the third quarter of 2001, compared to $947,000 for the same period in 2000.Equity in losses of partnerships was $49,000 for the three months ended September 30, 2001 due to a decrease in the market value of Westfield’s general partnership interest in its hedge funds.

        Deposit account service fees increased $45,000, or 58.4%, to $122,000 for the third quarter of 2001 as a result of a larger number of deposit accounts and an increased level of transaction-based fees.  Gain on sale of investment securities was $530,000 for the third quarter of 2001.  Gain on sale of loans increased $336,000 to $362,000 for the third quarter of 2001 as a result of increased market demand for fixed rate loans, which are generally sold on the secondary market.  Cash administration fees, which consists primarily of cash management fees and liquid asset management fees, were $314,000 for the third quarter ended September 30, 2001.  Other fee income, which consists primarily of loan fees and banking fees, increased $188,000 to $342,000 for the third quarter of 2001.

        Operating Expense.  Total operating expense for the third quarter of 2001 increased $3.6 million, or 31.1%, to $15.0 million compared to $11.4 million for the same period in 2000.  Of this increase, $1.4 million, or 39.7%, was due to the operating expenses of Sand Hill, and the remainder was attributable to the Company’s continued growth and expansion. The Company has experienced a 30.8% increase in total balance sheet assets and a 35.6% increase in the number of employees from September 30, 2000 to September 30, 2001. In addition, the Company opened a new banking office in Cambridge, Massachusetts on October 15, 2001.

        Salaries and benefits, the largest component of operating expense, increased $2.8 million, or 36.9%, to $10.5 million for the quarter ended September 30, 2001, from $7.7 million for the same period in 2000.  Of this increase, $415,000, or 14.8%, was due to the acquisition of Sand Hill.  The remaining increase was due to a 35.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense increased $287,000, or 23.4%, to $1.5 million for the third quarter of 2001, from $1.2 million for the same period last year. Of this increase, $22,000, or 19.2% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in Cambridge, Massachusetts, as well as the Company’s continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses, excluding professional service costs associated with merger activity, decreased $73,000, or 10.9%.

        Marketing and business development increased $150,000, or 31.4%, to $627,000 for the third quarter of 2001 as a result of increased business development activity due to growth in sales staff.

        Contract services and processing includes outsourced systems, data processing and custody expense.  These expenses decreased $25,000, or 6.7%, as a result of a 10% decrease in the Bank’s assets under management.

        Amortization of intangibles increased $141,000 to $345,000 for the third quarter of 2001, from $204,000 for the same period last year due primarily to the purchase acquisition of Sand Hill on August 31, 2000.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training and other miscellaneous business expenses.  These expenses have increased $248,000, or 30.4% to $1.1 million, primarily as a result of increased business volume and an increase in the number of employees.

        Income Tax Expense.  The Company recorded income tax expense of $1.6 million for the third quarter of 2001 as compared to $1.2 million for the same period last year.  The effective tax rate was 28.3% for the third quarter of 2001, compared to 31.2% for the same period in 2000.   The decrease in the Company’s effective tax rate is a result of a lower percentage of fully taxable income.

Results of Operations for the Nine Months Ended September 30, 2001

        Net Income.   The Company recorded net income of $11.3 million, or $0.66 per diluted share, for the nine months ended September 30, 2001 compared to $6.8 million, or $0.53 per diluted share for the nine months ended September 30, 2000.    This represented a 66.0% increase in net income and a 24.5% increase in earnings per share.  The difference in growth rates between net income and earnings per share results from having issued 3.5 million shares of the Company’s common stock in September 2000 to fund expansion and business growth.

        Net Interest Income.   For the nine months ended September 30, 2001, net interest income was $27.5 million, an increase of $10.0 million, or 57.0%, over the same period in 2000.  This increase was primarily attributable to an increase of $345.9 million, or 54.2%, in the average balance of earning assets. The Company’s net interest margin was 3.91% for the third quarter of 2001, an increase of 15 basis points compared to the same period last year.

        Interest Income.   During the first nine months of 2001, interest income was $51.1 million, an increase of $15.0 million, or 41.5%, compared to $36.1 million for the same period in 2000.  Interest income on commercial loans increased 20.7% to $18.0 million for the nine months ended September 30, 2001, compared to $14.9 million for the same period in 2000.  Interest income from residential mortgage loans increased 53.0% to $20.9 million for the first nine months of 2001, compared to $13.7 million for the same period in 2000, and interest on home equity and other loans increased 0.1% to $1.6 million for the first nine months of 2001, compared to $1.6 million for the same period in 2000. These increases were primarily due to an increase in loan volume, offset by decreases in the average yield.  The average balance of commercial loans increased 35.8% and the average rate decreased 11.2%, or 106 basis points to 8.44% for the nine months ended September 30, 2001.  The average balance of residential mortgage loans increased 50.4%, and the average rate increased 1.7%, or 12 basis points to 7.05% for the same period.  The average balance of home equity and other loans increased 20.2% and the average rate decreased 16.9% or 156 basis points to 7.65%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $4.7 million, or 79.1%, to $10.5 million for the nine months ended September 30, 2001, compared to $5.9 million for the same period in 2000.  This increase was primarily attributable to an increase in the average balance of $133.6 million, or 94.3%, offset by a decrease in the average yield on investments of 43 basis points, or 7.8% to 5.11% for the nine months ended September 30, 2001.

        Interest Expense.   During the first nine months of 2001, interest expense was $23.6 million, an increase of $5.0 million, or 26.8%, compared to $18.6 million for the same period in 2000.  This increase in the Company’s interest expense was the result of an increase in the average balance of interest-bearing liabilities of $273.4 million, or 49.9% increase between the two periods.  The average cost of interest-bearing liabilities decreased 15.4%, or 70 basis points to 3.82% for the nine months ended September 30, 2001.

        Provision for Loan Losses.  The provision for loan losses was $1.9 million for the nine months ended September 30, 2001, compared to $1.3 million for the same period in 2000. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  Also see discussion under “Financial Condition – Allowance for Loan Losses.” Net recoveries were $67,000 during the first nine months of 2001, compared to $97,000 for the same period in 2000.

        Fees and Other Income.  Fees and other income increased $9.5 million, or 38.3%, to $34.3 million for the nine-month period ending September 30, 2001, compared to $24.8 million for the same period in 2000. The majority of fee income was attributable to advisory fees earned on assets under management.  These fees increased $5.3 million, or 24.2% to $27.0 million for the first nine months of 2001, compared to $21.8 million for the same period in 2000.  Of this increase in fee income, $3.1 million, or 59.7% was due to the purchase acquisition of Sand Hill on August 31, 2000.

       Financial planning fees increased $610,000, or 23.6%, to $3.2 million for the first nine months of 2001, compared to $2.6 million for the same period in 2000.Equity in losses of partnerships was $161,000 for the nine months ended  September 30, 2001 due to a decrease in the market value of Westfield’s general partnership interest in its hedge funds.

        Deposit account service fees increased $125,000, or 60.4%, to $332,000 for the first nine months of 2001 as a result of a larger number of deposit accounts and an increased level of transaction-based fees.  Gain on sale of investment securities was $1.7 million for the first nine months of 2001.  Gain on sale of loans increased $661,000 to $697,000 for the first nine months of 2001 as a result of increased market demand for fixed rate loans which are generally sold on the secondary market. Cash administration fees, which consists primarily of cash management fees and liquid asset management fees, were $886,000 for the nine months ended September 30, 2001.  Other fee income, which consists primarily of loan fees and banking fees, increased $264,000 to $683,000 for the first nine months of 2001.

        Operating Expense.  Total operating expense for the first nine months of 2001 increased $12.7 million, or 40.7% to $43.9 million compared to $31.2 million for the same period in 2000.  Of this increase, $3.8 million, or 29.8% was due to the operating expenses of Sand Hill, and the remainder was attributable to the Company’s continued growth and expansion. The Company has experienced a 30.8% increase in total balance sheet assets, and a 35.6% increase in the number of employees from September 30, 2000 to September 30, 2001. In addition, the Company opened new banking offices on  May 1, 2000 and on October 15, 2001.

        Salaries and benefits, the largest component of operating expense, increased $8.5 million, or 40.3%, to $29.5 million for the nine months ended September 30, 2001, from $21.1 million for the same period in 2000.  Of this increase, $2.2 million or 25.6% was due to the acquisition of Sand Hill.  The remaining increase was due to a 35.6% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense increased $1.1 million, or 30.2%, to $4.5 million for the first nine months of 2001, from $3.5 million for the same period last year. Of this increase, $77,000, or 7.3% was due to the acquisition of Sand Hill. The remaining increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking offices in the Back Bay area of Boston and in Cambridge, Massachusetts, as well as the Company’s continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses increased $744,000, or 50.1% due to legal and consulting expenses incurred for strategic projects during the first nine months of 2001, as well as higher audit fees as a result of the Company’s continued growth.

        Marketing and business development increased $715,000, or 45.7%, to $2.3 million for the first nine months of 2001 as a result of increased business development activity due to growth in sales staff.

        Contract services and processing expenses increased $206,000, or 18.9%, as a result of increased service and volume-related charges for processing banking transactions and maintaining custody of client assets under management.

        Merger expenses of $139,000 for the first nine months of 2001 were a result of the pooling acquisition of BPVI on February 28, 2001.

        Amortization of intangibles increased $597,000 to $1.0 million for the first nine months of 2001, from $437,000 for the same period last year due primarily to the purchase acquisition of Sand Hill on August 31, 2000.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training and other miscellaneous business expenses.  These expenses have increased $772,000, or 36.8%, to $2.9 million primarily as a result of increased business volume and an increase in the number of employees.

        Income Tax Expense.  The Company recorded income tax expense of $4.7 million for the first nine months of 2001 as compared to $3.0 million for the same period last year.  The effective tax rate was 29.4% for the first nine months of 2001, compared to 30.5% for the same period in 2000.   The decrease in the Company’s effective tax rate is a result of a lower percentage of fully taxable income.

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

Our stock price may decline if we are unable to complete our proposed merger with Borel Bank & Trust Company or if the terms of the merger need to be modified to close the transaction.

Our proposed merger with Borel is subject to the receipt of several approvals and consents, including approvals from both our stockholders and the stockholders of Borel as well as several regulatory approvals.  In addition, Borel has the right to terminate the transaction if the average price of our common stock declines below $14.238 over a defined measurement period prior to the closing of the transaction and the Philadelphia/KBW Bank Index outperforms our common stock price by fifteen percent (15%) over approximately the same period.  If Borel elects to terminate the transaction on this basis, we do have the right to increase the number of shares of our common stock to be issued to the current Borel stockholders to complete the transaction.  Our stock price may experience a substantial decline if we are unable to close this transaction for any reason or have to increase the number of shares of our common stock to be issued to close this transaction.

Unanticipated costs relating to the merger with Borel could reduce our future earnings per share.

We believe that we have reasonably estimated the likely costs of our proposed merger with Borel.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of our operations and financial condition after the merger.  If unexpected costs are incurred, the merger could have a significant dilutive effect on our earnings per share.  In other words, if the merger is completed and these unanticipated costs are incurred, we believe that the earnings per share of our common stock could be less than they would have been if the merger had not been completed.

A large damage award in a lawsuit pending against Borel could have a significant adverse impact on our business and financial condition.

Since 1984, Borel has served as the trustee of a private trust which has been the subject of protracted litigation. During the last seven years there have been three actions filed in the Superior Court for San Mateo County, California by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor.  Borel has prevailed in the trial court in the second action; however, the appeals court has remanded that case to the trial court for limited further proceedings. The third case has been held in abeyance by the trial court for several years pending disposition of the first two matters. In their complaint in the third case, the plaintiffs claimed $234,200,000 in damages, but the calculation of damages in the complaint is inconsistent with the total amounts claimed.  Moreover, the plaintiffs have never substantiated nor provided any evidence of damages in such amounts.  While the ultimate results of these proceedings cannot be predicted with certainty, at the present time, Borel’s management’s position, based on consultation with its legal counsel, is that there is no basis to conclude that liability with respect to these matters is probable and there is no basis for determining their potential impact, if any, on Borel’s business and financial condition.  Adverse developments in these lawsuits could have a material adverse effect on the combined business and financial condition of Borel and the Company following the completion of the proposed merger.

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

In certain situations, where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, the Bank may have to write-off the loan in whole or in part.  In such situations, the Bank may acquire any real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

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

A Downturn in the Local Economy or Real Estate Market Could Negatively Impact Our Banking Business

A downturn in the local economy or real estate market could negatively impact our banking business.  Because the Bank serves primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, the ability of the Bank’s customers to repay their loans is impacted by the economic conditions in these areas.  In particular, current negative economic trends, including the possibility of a recession, increased unemployment and recently announced layoffs of employees located in New England, as well as increased economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States’ war on terrorism in Afghanistan and elsewhere, will likely negatively impact businesses in those areas.  We are currently uncertain as to the extent of such an impact or whether such an impact would harm the Bank’s business.  The Bank’s commercial loans are generally concentrated in the following customer groups:

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

We may be unable to successfully integrate Borel’s operations and retain key Borel employees.

The merger involves the integration of two companies, each with a separate emphasis, that have previously operated independently.  The difficulties of combining the companies’ operations include: coordinating geographically separated organizations, combining Borel’s business, which emphasizes commercial banking, with our business, which includes a greater percentage of investment management and trust operations, combining different corporate cultures, and retaining key employees.

                The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel.  The integration of the two companies will require the experience and expertise of certain key employees of Borel that we expect to retain.  There can be no assurances, however, that we will be successful in retaining these employees for the time period necessary to successfully integrate Borel’s operations with ours.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of the combined company.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the proposed merger with Borel. If the merger is not completed, we expect to incur approximately $980,000 to $2 million in merger related expenses excluding any termination fees, if applicable.  These expenses may have a material adverse impact on the results of our operations and financial condition because we would not have realized the expected benefits of the merger.  There can be no assurance that the merger will be completed.

Even if the merger is completed, because the merger is being accounted for as a pooling of interests, we will record all merger–related expenses on the combined company’s income statement for the quarter and the year in which the merger is completed, resulting in a significant reduction in actual earnings per share for those periods.

The merger with Borel may not be able to be accounted for as a pooling of interests business combination.

                We intend to account for the merger as a pooling of interests business combination and, as a condition to closing, each of Borel and the Company anticipates receiving letters from their respective accountants confirming the availability of “pooling-of-interests” accounting treatment for the merger.  However, such accounting method may not be available and Borel and the Company may waive the receipt of these accountants’ letters as a condition to closing.  Failure to account for the merger as a pooling of interests business combination could have a material adverse effect on our financial results.

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

The financial markets and the investment management industry in general have experienced record performance and record growth in recent years.  The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control.  We cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000.  This decline has impacted our investment management business, in particular, performance fees we earn on mutual funds for which Westfield acts as subadvisor.  In addition, following the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the world financial and securities markets experienced and will likely continue to experience significant volatility as result of, among other things, world economic and political conditions.  Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

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

The combined company may not be able to sustain the rapid growth experienced in the past by us and Borel.

                Both we and Borel have recently experienced a period of rapid growth.  While we have grown through a combination of internal expansion and new acquisitions, Borel has grown primarily through internal expansion.  After the merger, we may not be able to effectively manage newly acquired businesses and newly acquired businesses may not perform as expected.  Our ability to manage our growth to date, as well as our ability to manage any future expansion, will require us to successfully combine the structure of our new acquisitions, particularly Borel’s, with our existing management and operational structure.  There is a risk that we will be unable to maintain our historical rate of growth in the future.  Past growth experienced by us or Borel may not be indicative of the growth of the combined company in the future.

To the Extent that We Acquire Other Companies in the Future, Our Business May Be Negatively Impacted By Risks Inherent with such Acquisitions

We have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies.  We are currently a party to acquire to agreements for two acquisitions, one to acquire Borel Bank & Trust Company and the other to acquire Kanon Bloch Carre.  See “Item 5. Other Information” for a description of these proposed transactions.  To the extent that we acquire Borel, Kanon Bloch Carre or other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

These risks include the following:

•       the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions

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

•       the risk that we may lose key employees of the acquired business

•       the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and

•       the risks of the acquired company that may be assumed as a result of the acquisistions.

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

        We also incorporate by reference all of the discussions concerning legal proceedings included in our Registration Statement on Form S-4 originally filed with the SEC on August 16, 2001.  (SEC File No. 333-67746), as amended through the date hereof.

Item 2.  Changes in Securities and Use of Proceeds

        No changes in security holders’ rights have taken place.

Item 3.  Defaults Upon Senior Securities

        No defaults upon senior securities have taken place.

Item 4.  Submission of Matters to a Vote of the Security Holders

        No submission of matters to a vote of the security holders  have taken place.

Item 5.  Other Information

On June 27, 2001, the Company signed a definitive agreement to acquire Borel Bank & Trust Company, a $375 million private bank located in San Mateo, California, which has been serving the financial needs of individuals, their families and their businesses in Northern California for over 20 years. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  Borel also issues cashiers checks and sells money orders and travelers checks and provides 24-hour automated teller services, bank-by-mail, courier and night depository services.  Borel offers various savings plans and provides safe deposit boxes as well as other customary banking services and facilities, except international operations.  Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.  In June 2000, Borel launched an on-line banking service that allows clients access to their accounts through the use of the Internet.

Boston Private will pay $37.00  per share, subject to adjustments, in Boston Private common stock for 100% of Borel’s common stock for a total of approximately $112,000,000, in a pooling of interests transaction.   Borel’s shares will be converted into Boston Private shares at a conversion ratio based on the average daily closing price of Boston Private common stock for the thirty day period ending three days prior to the closing of the merger.  Under the terms of the agreement, Borel will become a wholly owned subsidiary of the Company.  Borel’s management team is expected to remain in place and continue to manage the bank under the Borel Bank & Trust Company name.

  The consummation of this acquisition is subject to a number of conditions including, among others the approval of the acquisition of Borel by the Company’s and Borel’s stockholders. Currently we have obtained all necessary regulatory approvals.  Approval by the Company’s stockholders will be sought at a stockholders’ meetings on November 19, 2001, and approval by Borel’s stockholders will be sought at a stockholders’ meeting on November 15, 2001.  The anticipated closing date of the transaction is November 30, 2001.

Item 6.  Exhibits and Reports on Form 8–K

(a)           Exhibits.

                No exhibits on Form 8-K have been filed.

(b)           Reports on Form 8-K

                Current report on Form 8-K filed on July 3, 2001.

                Item reported: signing of merger with Borel Bank & Trust Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

November 14, 2001	/s/ Timothy L. Vaill
Timothy L. Vaill
Chairman and Chief
Executive Officer

November 14, 2001	/s/ Walter M. Pressey
Walter M. Pressey
President and
Chief Financial Officer