Form 10-K
period 2001-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2002-03-13
CIK 821127

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 13, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts (State or other jurisdiction of incorporation or organization)	04-2976299 (I.R.S. Employer Identification Number)
Ten Post Office Square Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)

(Registrant's telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	NA

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, Par Value $1.00 Per Share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on the Nasdaq National Market System on February 28, 2002 was $511,001,918

22,324,637 shares of the registrant's common stock were outstanding on February 28, 2002.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the Company's 2002 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

TABLE OF CONTENTS

PART I
ITEM 1	BUSINESS	3
ITEM 2	PROPERTIES	22
ITEM 3	LEGAL PROCEEDINGS	22
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	24
ITEM 6	SELECTED FINANCIAL DATA	26
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	88
PART III

The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
PART IV
ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	88
	SIGNATURES

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, such statements as may be identified by words such as "want," "continue," "strategy," "believes," "expects," "will," "anticipates," "estimates," "growth," "intends," "plans," "trend," "chance," "objectives," "future," "prospects," "signs," "achieve," "pursues," "seeks," and similar expressions. All statements, other than statements of historical facts, including statements regarding our strategy, capabilities, effectiveness of investment programs, expectations as to growth in assets, deposits and results of operations, success of various acquisitions, future operations, market position, outlook on future market performance, financial position, sources and levels of funds and liquidity, expectations and beliefs regarding economic recovery, prospects, plans and objectives of management are forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including recent economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the United States' war on terrorism and other changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth in Part II, Item 7 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors and Factors Affecting Forward- Looking Statements." Boston Private does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1. BUSINESS

General

        Boston Private Financial Holdings, Inc. (the "Company" or "Boston Private"), organized on July 1, 1988, is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company ("Boston Private Bank"), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC").

        The Company also owns all of the issued and outstanding shares of common stock of Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors ("BPVI"), registered investment advisors; and RINET Company, LLC ("RINET"), a financial planning firm.

        On November 30, 2001, the Company acquired by merger Borel, a $375 million private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, Borel's previously outstanding stock options were converted into options to acquire 229,998 shares of the Company's common stock. The number of the Company's shares was calculated using an exchange ratio of 1.8996 shares of the Company's stock for each share of Borel common stock. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses which are non-recurring operating expenses. On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the Company's common stock. These mergers were initiated prior to June 30, 2001 and were accounted for as "poolings of interests". On February 28, 2001, the Company acquired by merger BPVI, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock.

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarter of 2001, the Company issued an additional 15,933 shares of its common stock in connection with the first annual contingent payment. This acquisition was accounted for as a "purchase of assets" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

        On October 15, 1999, the Company acquired by merger RINET, a Massachusetts company engaged in providing financial planning services to high net worth individuals, in exchange for 765,697 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests."

        During 1997, the Company acquired by merger Westfield, a Massachusetts company engaged in providing a range of investment management services to individual and institutional clients in exchange for 3,918,367 newly issued shares of the Company's common stock. The acquisition was accounted for as a "pooling of interests."

        The results of operations of the Company have been restated to reflect the financial position and results of operations on a consolidated basis for all of the mergers accounted for as a pooling of interests for all years presented.

        The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. The Company's and Boston Private Bank's principal offices are located at Ten Post Office Square, Boston, Massachusetts, Borel is located at the Borel Financial Center in San Mateo, California, Westfield is located at One Financial Center, Boston, Massachusetts, Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California, BPVI is located in Concord, New Hampshire and also has offices at 10 Post Office Square, Boston, Massachusetts and RINET is located at 10 Post Office Square, Boston, Massachusetts. Boston Private Bank also has 2 other banking offices in Boston and offices in Wellesley, Massachusetts and Cambridge, Massachusetts.

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses. Boston Private Bank primarily operates in the greater Boston area and New England. Boston Private Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration.

        Borel serves the financial needs of individuals, their families and their businesses in northern California. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. Borel offers various savings plans and provides safe deposit boxes as well as other customary banking services and facilities, except international operations. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

        Westfield provides investment management services to high net worth individuals and institutions and endowments and retirement plans in the greater Boston area, New England, and other areas of the U.S. and abroad. Westfield specializes in separately managed growth equity portfolios with products across the capitalization spectrum. Westfield also acts as the general partner and investment manager to six limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the technology and life sciences sectors. Westfield's experienced investment team employs in-depth, fundamental research and analysis to uncover solid, rapidly growing companies that can be purchased at a reasonable price. Westfield favors investing in earnings growth stocks given the conviction that stock prices follow earnings progress and that they offer the best opportunity for superior real rates of return. Companies held in client portfolios typically have broad market opportunities, accelerating earnings growth, low financial leverage, and cash flow sufficient to fund future growth. The firm's experience, extensive research, and first-hand knowledge of company operations derived through on-site visits and meetings with management provide its competitive edge.

        Sand Hill provides investment management services to high net worth individuals primarily in the Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also uses its expertise to plan and execute diversification programs for concentrated stock positions.

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor. BPVI also provides a mutual fund rating service.

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

        The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Boston Private Bank and Borel and from providing investment management services for clients at Westfield, Sand Hill, RINET, and BPVI. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets and by investment performance of the Boston Private Bank, Westfield, Borel, Sand Hill, BPVI, and RINET. Fees earned by Westfield as manager for limited partnerships are directly related to investment performance and, therefore, will be significantly affected by the investment performance of Westfield. Boston Private Bank and Borel (together "the Banks") also earn fees and other income from lending and cash management services. The net income of the Banks depends primarily on their net interest income, which is the difference between interest income and interest expense or "cost of money," and the quality of its assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Banks' cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET earns income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

        The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, Boston Private Bank and Borel provide trust services to both individuals and institutions. Westfield, acting as a manager of limited partnerships, also earns fees based on the performance of these limited partnerships. For the years ended December 31, 2001 and 2000, respectively, the asset management business accounted for 74.3% and 84.7% of the Company's total fees and other income and 36.2% and 40.3% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 2001, the Company had approximately $6.5 billion in assets under management. Of this total, $6.1 billion was in investment advisory accounts, and $400 million was invested and administered under trust arrangements.

Lending Activities

        General.    The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Banks to individuals include, residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank commercial loans over $1 million with the exception of cash collateralized loans, are reviewed by the Credit Committee, and commercial loans over $3 million are reviewed by the Senior Credit Committee. Both committees consist of members of Boston Private Bank's management and lending staff. Commercial and residential mortgage loans that exceed $5 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of Boston Private Bank. At Borel all unsecured loans over $200,000 and loans secured by real estate over $1.0 million are reviewed by the Officers Loan Committee. The Directors Loan Committee reviews all unsecured loans over $300,000 and loans secured by real estate over $1.5 million.

        At December 31, 2001, the Banks had loans outstanding of $1.1 billion which represented approximately 73.2% of the Company's total assets. Boston Private Bank had loans outstanding of $836.4 million, and Borel had loans outstanding of $268.7 million which represented approximately 55.4% and 17.8%, respectively, of the consolidated Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2001, approximately 80.3% of the Banks' outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity and Market Risk." At December 31, 2001, approximately 98.7% of the Banks' outstanding loans were secured, and approximately 86.4% were secured, in whole or in part, by real estate.

        At December 31, 2001, the statutory lending limit to any single borrower was approximately $13.9 million and $5.2 million, for Boston Private Bank and for Borel, respectively, subject to certain exceptions provided under applicable law. At December 31, 2001, neither Boston Private Bank nor Borel had any outstanding lending relationships in excess of the legal lending limit.

        The Banks also have a policy regarding the extension of loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2001, the aggregate principal amount of all loans to Directors and related entities (including unused commitments under lines of credit) was $8.3 million, or 5.9% of capital.

        Geographic concentration.    Boston Private Bank serves primarily individuals and smaller business located in Eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in Northern California. A downturn in either of these local economies or real estate markets could negatively impact our banking business. As of December 31, 2001, $228.9 million or 42.5% of the commercial loans and $39.7 million or 49.9% of the home equity and other consumer loans are Borel loans and as such are concentrated in Northern California. Borel did not have any residential mortgage loans at December 31, 2001. The remainder of the $1,105.1 million in loans are Boston Private Bank loans and are concentrated in Eastern Massachusetts.

        Loan Portfolio Composition and Maturity.    The following table sets forth the Banks' loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$538,144	48.7%	$461,580	52.5%	$386,073	56.5%	$298,976	57.5%	$259,111	60.1%
Residential mortgage	487,267	44.1	345,643	39.3	234,185	34.2	173,810	33.5	124,865	28.9
Home equity & Other	79,678	7.2	71,709	8.2	63,677	9.3	46,806	9.0	47,407	11.0

	1,105,089	100.0%	878,932	100.0%	683,935	100.0%	519,592	100.0%	431,383	100.0%
Allowance for loan losses	(14,521)		(11,500)		(9,242)		(7,547)		(6,649)

Net loans	$1,090,568		$867,432		$674,693		$512,045		$424,734

        The following table discloses the scheduled contractual maturities of loans in the Banks' portfolios at December 31, 2001. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Residential Mortgage	Home Equity	Total
	(In thousands)
Amounts due:
One year or less	$119,822	$7	$4,816	$124,645
After one year through five years	182,660	9	14,120	196,789
Beyond five years	235,662	487,251	60,742	783,655

Total	$538,144	$487,267	$79,678	$1,105,089

Interest rate terms on amounts due after one year:
Fixed	$153,883	$31,341	$1,520	$186,744
Adjustable	264,439	455,919	73,342	793,700

Total	$418,322	$487,260	$74,862	$980,444

        Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Banks will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Banks are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality."

        Commercial Loans.    Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

        At December 31, 2001, the Banks had outstanding commercial loans totaling $538.1 million, which represented 48.7% of total loans and 35.7% of total assets of the Company. Commercial loans increased $76.6 million, or 16.6%, during the year ended December 31, 2001, compared to an increase of $75.5 million, or 19.6%, during the year ended December 31, 2000. The growth in 2001 and 2000 reflects both an increase in market demand and the impact of initiatives to increase market share. Of the Banks' commercial loan portfolio, $119.8 million or 22.3% is due within one year and $418.3 million or 77.7% is due after one year. Loans are priced on a fixed rate or floating rate basis. Boston Private Bank's floating rate loans are priced at a margin over their base rate. Borel's floating rate loans are priced at a margin over the prime rate as published by the Wall Street Journal. Floating rate loans accounted for 69.3% of the Banks' commercial loan portfolio as of December 31, 2001. The average outstanding balance of the Banks' outstanding commercial loans was approximately $414,000 at December 31, 2001.

        Both of the Banks have an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines, and risk ratings are confirmed or adjusted on all loans reviewed. A majority of loans are reviewed annually. The results of this independent loan review are presented to management and the Directors Loan Committee at each Bank. In addition, both Directors Loan Committees review loans on each Bank's classified loan report on a monthly basis. Each of these loans is required to have an action plan developed by the lending officer in charge of the credit.

        Residential Mortgage Loans.    The Company conducts the majority of its residential mortgage loan business through Boston Private Bank. At December 31, 2001, Borel did not have any residential mortgage loans. At December 31, 2001, Boston Private Bank had outstanding residential mortgage loans of $487.3 million representing 44.1% of the Company's total loan portfolio. Residential mortgage loans increased $141.6 million, or 40.9%, during the year ended December 31, 2001, compared to an increase of $111.5 million, or 47.6%, during 2000. The increases in both 2001 and 2000 were primarily due to a high level of market demand, as well as an increase in the resources allocated by the Boston Private Bank to the residential mortgage area. While Boston Private Bank has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $300,700 at

December 31, 2001. The average loan size of Boston Private Bank's outstanding residential mortgage loans was approximately $413,000 at December 31, 2001.

        In 2001, Boston Private Bank sold $99.9 million of residential mortgage loans compared to $6.6 million in 2000. Of the loans sold during 2001, $73.6 million were sold on a non-recourse basis without retaining servicing, and $26.3 million were sold with servicing retained by Boston Private Bank. Boston Private Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells most fixed rate mortgage loans to outside investors. At December 31, 2001, $454.7 million, or 93.3%, of loans in Boston Private Bank's residential mortgage portfolio were floating rate loans.

        Home Equity & Other Consumer Loans.    Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2001, the Banks had $79.7 million of such loans compared to $71.7 million at December 31, 2000, an $8.0 million, or 11.1%, increase in such loans. The amount of home equity loans and other consumer loans is typically dependent on client demand.

        Allowance for Loan Losses.    The following table is an analysis of the Banks' allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average loans outstanding	$978,843	$754,970	$606,837	$468,626	$374,031

Allowance for loan losses, beginning of period	$11,500	$9,242	$7,547	$6,649	$5,031
Charged-off loans:
Commercial	31	19	145	468	78
Home Equity & Other Consumer Loans	18	22	26	43	5

Total charged-off loans	49	41	171	511	83

Recoveries on loans previously charged-off:
Commercial	47	137	330	153	368
Other	13	2	12	12	3

Total recoveries	60	139	342	165	371

Net loans charged-off (recovered)	(11)	(98)	(171)	346	(288)
Provision for loan losses	3,010	2,160	1,524	1,244	1,330

Allowance for loan losses, end of period	$14,521	$11,500	$9,242	$7,547	$6,649

Net loans charged-off (recovered) to average loans	0.00%	(0.01)%	(0.03)%	0.07%	(0.08)%
Allowance for loan losses to ending gross loans	1.31%	1.31%	1.35%	1.45%	1.54%
Allowance for loan losses to non-performing loans	1606.31%	882.58%	701.75%	926.01%	702.85%

        The allowance for loan losses is established based to a significant extent on the judgment and experience of management of the respective Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; "specific," "general" and "unallocated". The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgment. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

        The following table represents the allocation of the Banks' allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan category:
Commercial	$8,905	48.7%	$6,872	52.5%	$5,375	56.5%	$3,918	57.5%	$3,983	60.1%
Residential mortgage	1,705	44.1	864	39.3	585	34.2	447	33.5	312	28.9
Home equity and other	1,492	7.2	1,415	8.2	1,085	9.3	527	9.0	381	11.0
Unallocated	2,419		2,349		2,197		2,655		1,973

Total	$14,521	100.0%	$11,500	100.0%	$9,242	100.0%	$7,547	100.0%	$6,649	100.0%

        This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Banks' loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Investment Activities

        The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks' investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks' overall balance sheet against interest rate risk, while at the same time achieve a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered "investment grade" securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by the portfolio manager and by the Asset/Liability Management Committee. See Part II, Item 8, "Financial Statements and Supplementary Data—Notes 7 and 8 to the Consolidated Financial Statements" for further information.

        The following table summarizes the carrying value of investments at the dates indicated:

	December 31,
	2001	2000	1999
	(In thousands)
Available for sale:
U.S. Government and related obligations	$106,017	$111,294	$64,516
Municipal bonds	97,481	89,030	40,036
Corporate bonds	34,368	12,243	—
Mortgage-backed securities	2,292	3,267	5,510

Total available for sale	$240,158	$215,834	$110,062

Sources of Funds

        Deposits.    Deposits are the principal source of the Banks' funds for use in lending and for other general business purposes. At December 31, 2001, the Banks had a total of approximately 12,500 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $29,000, approximately 3,500 savings accounts with an average account balance of approximately $6,500, and approximately 5,100 money market accounts with an average account balance of approximately $106,500. Certificates of deposit represented approximately 20.4% and 23.1% of total deposits at December 31, 2001 and 2000, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements" for further information.

        The following table sets forth the average balances and interest rates paid on the Banks' deposits:

	Year Ended December 31, 2001
	Average Balance	Average Rate
	(Dollars in thousands)
Non interest-bearing deposits:
Checking accounts	$187,440	—%
Interest-bearing deposits:
Savings and NOW accounts	147,566	0.61%
Money market accounts	521,168	3.33%
Certificates of deposit under $100,000	89,610	4.38%
Certificates of deposit of $100,000 or greater	169,210	4.77%

Total	$1,114,994	2.71%

        Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2001	2000
	(In thousands)
Less than 3 months remaining	$85,447	$94,059
3 to 6 months remaining	39,295	23,639
6 to 12 months remaining	20,051	20,214
More than 12 months remaining	5,835	17,096

Total	$150,628	$155,008

        Borrowings.    The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $358.0 million at December 31, 2001. During the latter half of 2001, Borel became a member of the FHLB of San Francisco, and is in the process of establishing a borrowing facility. At December 31, 2001, Boston Private Bank had $124.2 million in FHLB advances outstanding with a weighted average interest rate of 5.12%, compared to $90.2 million in FHLB advances outstanding with a weighted average interest rate of 5.97% at December 31, 2000. Of the advances outstanding at December 31, 2001, $3.0 million have variable rates that reprice at least annually to market rates. Boston Private Bank has the opportunity to repay variable rate advances on their respective anniversary dates. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements" for further information.

        Boston Private Bank also obtains funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, Boston Private Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for Boston Private Bank. However, Boston Private Bank is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, Boston Private Bank generally deals with large, established investment brokerage firms when entering into such transactions with institutional investors, and deals with established deposit customers of Boston Private Bank on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 2001, the total amount of outstanding repurchase agreements was $61.2 million with a weighted average interest rate of 1.9%, compared to $49.7 million with a weighted average interest rate of 4.39% at December 31, 2000. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements" for further information.

        From time to time Boston Private Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. Boston Private Bank has negotiated federal fund lines of credit totaling $104.0 million with correspondent institutions to provide Boston Private Bank with immediate access to overnight borrowings. At December 31, 2001, Boston Private Bank had $5.5 million of borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2001, Boston Private Bank had $5.4 million of brokered deposits outstanding under these agreements. Borel had no borrowings as of December 31, 2001. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

        Other Sources of Funds.    Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available for sale portfolio.

Competition

        The ability of the Banks to attract loans and deposits may be limited by their small size relative to their competitors. The Banks maintain a smaller staff and have fewer financial and other resources than larger institutions with which they compete in their market areas.

        In particular, in attempting to attract deposits and originate loans, the Banks encounter competition from other institutions, including larger downtown and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. The Banks rely substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and the companies' reputations in the communities they serve, to compete effectively.

        In this competitive environment, the Banks may be unable to attract sufficient and high-quality loans in order to continue their loan growth, which may adversely affect the Banks' results of operations and financial condition, including the level of their non-performing assets. The Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Banks' current commercial borrowing customers may develop needs for credit facilities larger than they can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. See Regulation and Supervision below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

        In addition, the ability to attract investment management and trust business may be inhibited by the relatively short history and record of performance. With respect to investment management and trust services, the competitors are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Competition is especially keen in Boston Private Bank's, and Westfield's market area, because Boston has a well-established investment management industry. Many of Boston Private Bank's, Borel's and Westfield's competitors have greater resources than either Boston Private Bank, Borel, Westfield, or the Company on a consolidated basis. In addition to competing directly for clients, competition can impact the fee structures for this business. The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature, allowing our clients to withdraw funds from accounts under management, generally in their sole discretion. There can be no assurance that Boston Private Bank, Borel, Westfield, BPVI, and Sand Hill will be able to achieve favorable investment performance and retain their existing clients.

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

Employees

        At December 31, 2001, the Company had 363 employees. The Company's employees are not represented by a collective bargaining unit, and the Company believes its employee relations are good.

REGULATORY CONSIDERATIONS

Regulation and Supervision

        In addition to the generally applicable state and federal laws governing businesses and employers, we are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company.

        Set forth below is a brief description of certain laws and regulations that relate to the regulation of Boston Private and the Banks. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Certain Restrictions on Activities and Operations of Boston Private

        Boston Private is a bank holding company (a "BHC") registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, Boston Private and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. Boston Private is also considered a bank holding company for purposes of the laws of the Commonwealth of Massachusetts, and it is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the "BBI") and the Massachusetts Commissioner of Banks (the "Commissioner"). Boston Private is also considered a bank holding company for purposes of the laws of the State of California, and it is subject to the jurisdiction of the California Department of Financial Institutions (the "DFI").

        The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

        BHCA: Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act') generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

        Unless a BHC becomes a "financial holding company" ("FHC") under the Gramm-Leach-Bliley Act ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Boston Private, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        In order to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized (as discussed below under

"Regulation of Boston Private's Banks—Capital Requirements") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

        A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. Boston Private has not elected to become an FHC.

        Capital Requirements.    The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank, including commercial real estate loans, commercial business loans and consumer loans.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth, with most bank holding companies required to maintain a 4.0% ratio. Furthermore, the bank holding company rating system used by the FRB to analyze the adequacy of a bank holding company's management, operations, earnings and capital generally evaluates "primary capital" and "total capital," with the leverage ratios for "well capitalized" institutions being 5.5% and 6.0%, respectively. Finally, the FRB has also imposed certain capital requirements applicable to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject.

        Limitations on Acquisitions of Common Stock.    The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a BHC, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control.

Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

        In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or such lesser percentage of our outstanding common stock as the FRB deems to constitute control over us.

        Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions.    Under FRB policy, Boston Private is expected to act as a source of financial strength for, and commit its resources to, support its bank subsidiaries. This support may be required at times when Boston Private may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        A depository institution insured by the Federal Deposit Insurance Corporation (the "FDIC"), such as Boston Private Bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of either Boston Private Bank or Borel would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other bank, and a potential loss of Boston Private's investments in Boston Private Bank or Borel.

        Massachusetts Law.    As a bank holding company for purposes of Massachusetts law, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, Boston Private may not acquire all or substantially all of the stock or assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the BBI. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage.

        California Law.    Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Regulation of the Banks

        The Banks are subject to the regulation and supervision of various federal and state authorities, which include the FDIC, the DFI and the Commissioner. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies.

        As a Massachusetts-chartered bank, Boston Private Bank is subject to regulation and supervision by the Commissioner and the FDIC. Borel is a California banking corporation that is subject to regulation by the DFI and the FDIC. Each of them is required to file reports with and obtain approvals from these various regulatory agencies prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions.

        FDIC Insurance Premiums.    The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Banks, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

        Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

  •
  "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive,

  •
  "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"

  •
  "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances),

  •
  "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and

  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

        Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as an FHC.

        Brokered Deposits.    The FDIA restricts the use of brokered deposits by certain depository institutions. These restrictions have not had a material impact on the operations of the Banks because each of the Banks historically has not relied upon brokered deposits as a source of funding.

        Activities and Investments of Insured State-Chartered Banks.    Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

        Transactions with Affiliates.    There are various legal restrictions on the extent to which a BHC, such as Boston Private, and its non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:

  •
  in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed ten percent (10%) of the capital stock and surplus of the insured depository institution; and

  •
  in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed twenty percent (20%) of the capital stock and surplus of the insured depository institution.

        "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. The GLBA requires the FRB to promulgate rules addressing as covered transactions credit exposure relating to derivatives transactions and intra-day extensions of credit between banks and their affiliates. The FRB has adopted interim rules addressing such transactions, and it has solicited comments on the types of restrictions that should apply to derivatives transaction between banks and their affiliates.

        Community Reinvestment Act.    The CRA requires the FDIC to evaluate the Banks performance in helping to meet the credit needs of their entire communities, including low-and-moderate-income neighborhoods, consistent with safe and sound banking operations. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank's performance in helping to meet community credit needs.

        The FDIC's CRA regulations are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. As of the date of the most recent regulatory exam in April 2000, the Boston Private's CRA rating was "high satisfactory." As of the date of the most recent regulatory exam in July 2001, Borel's CRA rating was "satisfactory."

        Customer Information Security.    The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

        Privacy.    The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires us to explain to consumers our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, we are prohibited from disclosing such information except as provided in our policies and procedures.

        USA Patriot Act.    The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

        Regulatory Enforcement Authority.    The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

        Securities Law Issues.    The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of broker dealer and investment adviser. With respect to broker dealer registration, the SEC has extended the date by which banks must comply with new broker-dealer registration requirements until May 12, 2002. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

Government Policies and Legislative and Regulatory Proposals

        The operations of Boston Private Bank and Borel are generally affected by the economic, fiscal, and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB which regulates the money supply of the United States, reserve requirements against deposits, the discount rate on FRB borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the FRB have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits.

        In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the FRB, the FDIC, and other federal and state bank regulatory authorities. The likelihood of any major changes in the future, and the impact any such changes might have on Boston Private Bank and Borel, are not possible to determine.

Government Regulation of Other Activities

        Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield, Sand Hill, RINET, and BPVI, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisors Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET and BPVI are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield and Sand Hill act as an adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

        As an adviser or subadviser to a registered investment company, Westfield and Sand Hill are subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

        The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict either Westfield, Sand Hill, RINET or BPVI from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

Federal Taxation

        The Company, Boston Private Bank, Westfield, Sand Hill, RINET, Borel, and BPVI are subject to those rules of federal income taxation generally applicable to corporations under the Code. Boston Private Bank and Borel are also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, Boston Private Bank, Westfield, Sand Hill, RINET, Borel and, BPVI, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes.

        Boston Private Preferred Capital Corporation, a subsidiary of Boston Private Bank, qualifies as a Real Estate Investment Trust (REIT). It is not included in the affiliated group for tax filing purposes. However, substantially all of its income may be included in Boston Private Bank's taxable income as a result of the dividends it pays to its shareholders.

        In addition to regular corporate income tax, corporations are subject to an alternative minimum tax, which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items, which are generally applicable, include an amount equal to 75% of the amount by which a bank's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceeds its alternative minimum taxable income without regard to this preference. Alternative minimum tax paid can be credited against regular tax due in later years.

State and Local Taxation

        Commonwealth of Massachusetts.    Both the Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. The definition of Massachusetts's taxable income is defined as federal taxable income subject to certain modifications. These modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting is not permitted under Massachusetts's statutes.

        Certain of the Company's subsidiaries meeting certain definitional tests relating to investments are not subject to the corporate excise tax, but instead are taxed on their gross income at the rate of 1.32%.

        Boston Private Preferred Capital Corporation is subject to the minimum corporate excise tax.

        State of California.    The Company and its subsidiaries are taxable in California as a result of the operations of Borel and Sand Hill. The tax rate applicable to corporations is 8.84% of taxable income apportioned to California on a unitary basis. For 2001, Borel is not part of the unitary group and as such, is subject to the California corporate income/franchise tax at a tax rate of 10.84% applicable to financial institutions.

        State of New Hampshire.    The Company and its subsidiaries are taxable in New Hampshire as a result of the operations of Boston Private Value Investors. The tax rate on the business enterprise tax is 0.75% and the tax rate on the business profits tax is 8.5% with a credit allowed for the business enterprise tax calculated.

ITEM 2. PROPERTIES

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts with three banking offices in Boston and offices in Wellesley, Massachusetts and in Cambridge, Massachusetts. Borel is located at the Borel Financial Center in San Mateo, California. Westfield is located at One Financial Center, Boston, Massachusetts. Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California. RINET is located at 10 Post Office Square, Boston, Massachusetts. BPVI is located in Concord, New Hampshire and also has offices at 10 Post Office Square, Boston, Massachusetts.

        Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

        Since 1984, Borel has served as the trustee of a private family trust known as the Andre LeRoy Trust. There have been three actions involving Borel relating to the management and proposed sale of certain real property (known as the Guadalupe Oil Field), owned by the Andre LeRoy Trust and another private family trust (for which Bankers Trust is the trustee). In the first action, filed in 1994 in San Mateo Superior Court ("Removal Action"), certain beneficiaries of the Andre LeRoy Trust (the "Plaintiff Beneficiaries"), petitioned for removal of Borel as trustee, claiming that Borel had breached its fiduciary duties concerning the management of oil and gas leases, and, following discovery of environmental contamination of the property, negotiating a proposed Settlement Agreement and Purchase and Sale Agreement to sell the Guadalupe Oil Field to Union Oil Company of California (d/b/a UNOCAL), the operator of the Guadalupe Oil Field.

        In the second action, filed in 1995 in San Mateo Superior Court ("Approval Action"), Borel requested court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. Borel prevailed in both the Removal Action and Approval Action in the trial court, and Plaintiff Beneficiaries appealed those decisions. In February 2001, the California Court of Appeal affirmed the findings and decisions of the trial court in the Removal Action and remanded the Approval Action for limited reconsideration by the trial court. Final judgment in the Removal Action was entered in favor of Borel in March 2001. On February 4, 2002, on remand in the Approval Action, the trial court issued a tentative decision confirming its decision in favor of Borel approving the proposed Settlement Agreement and Purchase and Sale Agreement, but gave the parties an opportunity to make proposals not covered in the tentative decision. Plaintiff Beneficiaries filed a Proposed Statement of Decision which would set aside the court's tentative decision and require further hearings in the trial court.

Borel will file a Proposed Statement of Decision which carries out the court's tentative decision. When the trial court issues its final decision, the non-prevailing party or parties will have 30 days to appeal.

        In the third matter, filed in 1996 in San Mateo Superior Court ("Damages Action"), the same plaintiff beneficiaries claimed damages against Borel and Bankers Trust for alleged mismanagement of the Andre LeRoy Trust and the other family trust in connection with oil and gas leases and the proposed sale of the Guadalupe Oil Field. In the Damages Action, plaintiffs claimed damages of $234.2 million, but that amount was unsubstantiated and the component elements of damages plaintiffs identified did not total that amount. In the trial of the Approval Action, plaintiffs submitted expert testimony of damages in the amount of $102 million, but the court found such evidence unpersuasive.

        Borel will continue to vigorously litigate the remaining matters. While the ultimate results of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of shareholders held on November 19, 2001 the shareholders of the Company approved the following three proposals:

  1.
  the issuance of shares of common stock of the Company to the shareholders of Borel pursuant to the Agreement and Plan of Reorganization, dated as of June 27, 2001, by and between the Company and Borel (the "Merger Proposal");

  2.
  the approval and adoption of the Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (the "ESPP Proposal"); and

  3.
  the amendment of the Articles of Organization of the Company to increase the authorized shares of common stock of the Company from 30,000,000 to 70,000,000 (the "Charter Amendment Proposal").

        The voting for the above proposals can be summarized as follows:

PROPOSAL	FOR	AGAINST	ABSTAIN
Merger Proposal	11,753,362.9851	25,723	24,282
ESPP Proposal	13,269,848.9851	221,175	34,958
Charter Amendment Proposal	12,592,533.9851	930,653	2,795

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

        The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "BPFH". At February 28, 2001 there were 22,324,637 shares of Common Stock outstanding, which were held by approximately 771 holders of record.

        The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year ended December 31, 2001
Fourth Quarter	$23.45	$16.85
Third Quarter	23.80	17.83
Second Quarter	22.40	16.17
First Quarter	20.25	14.94
Fiscal Year ended December 31, 2000
Fourth Quarter	$19.88	$14.38
Third Quarter	16.50	10.00
Second Quarter	10.50	8.69
First Quarter	9.88	7.75

Dividends

        The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon the results of operations of the immediately preceding quarters. However, declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

        The Company is a legal entity separate and distinct from its banking and other subsidiaries. These subsidiaries are the principal assets of the Company, and as such, provide the only source of payment of dividends by the Company. As to the payment of dividends, as discussed below, each of the Banks is subject to the laws and regulations of its chartering jurisdiction and to the regulations of its primary federal regulator. If the federal banking regulator determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        Under Massachusetts law, trust companies, such as Boston Private Bank, may pay dividends only out of "net profits" and only to the extent that such payments will not impair Boston Private Bank's capital stock and surplus account. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. Furthermore, trust companies may not pay dividends more often than on a quarterly basis. In addition, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. Likewise under California law, the DFI has the authority to prohibit Borel from paying dividends depending on Borel's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

        These restrictions on the ability of the Banks to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield's, Sand Hill's, or RINET's ability to pay dividends.

Recent Sales of Unregistered Securities

        There have been no sales of unregistered securities of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

        The following table represents selected financial data for the five fiscal years ended December 31, 2001. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein. This data has been restated to reflect the mergers described in Note 2 of the Notes to the consolidated financials statements.

	2001		2000	1999	1998	1997
	(Dollars in thousands, except share data)
At December 31:
Total balance sheet assets	$1,509,479		$1,294,564	$884,389	$746,626	$605,769
Total loans	1,105,089		878,932	683,935	519,592	431,383
Allowance for loan losses	14,521		11,500	9,242	7,547	6,649
Investment securities	237,866		212,567	104,552	107,608	93,957
Mortgage-backed securities	2,292		3,267	5,510	11,909	18,123
Cash and cash equivalents	102,432		150,767	56,567	79,616	40,358
Excess of cost over net assets acquired	17,207		18,371	3,563	4,154	4,659
Deposits	1,145,329		1,002,462	706,108	594,397	467,480
Borrowed funds	190,978		139,878	97,223	83,491	81,183
Stockholders' equity	139,631		128,625	65,512	56,770	48,114
Non-performing assets	904		1,303	1,317	815	1,409
Client assets under management	$6,529,000		$6,758,000	$4,545,000	$3,651,000	$3,206,000
For The Year Ended December 31:
Interest and dividend income	$92,479		$79,152	$57,875	$48,882	$40,861
Interest expense	38,321		35,863	25,068	22,672	17,697

Net interest income	54,158		43,289	32,807	26,210	23,164
Provision for loan losses	3,010		2,160	1,524	1,244	1,330

Net interest income after provision for loan losses	51,148		41,129	31,283	24,966	21,834
Fees and other income	51,271		39,174	33,469	26,951	21,947
Operating expense	83,181	(4)	54,790	43,861 (5)	36,913	32,705

Income before income taxes	19,238		25,513	20,891	15,004	11,076
Income tax expense (benefit)	7,692		8,843	7,671	5,389	4,395

Net income	$11,546	(3)(4)	$16,670	$13,220 (5)	$9,615	$6,681	(6)

Per Share Data:
Basic earnings per share	$0.52	(4)	$0.87	$0.74	$0.54	$0.38
Diluted earnings per share	$0.50	(3)(4)	$0.85	$0.72 (5)	$0.53	$0.37	(6)
Average common shares outstanding	22,119,726		19,094,010	17,950,648	17,843,705	17,715,891
Average diluted shares outstanding	23,053,052		19,714,510	18,281,847	18,261,635	18,154,984
Cash dividends per share	$0.14		$0.12	$—	$—	$—
Book value	$6.28		$5.87	$3.64	$3.18	$2.71
Selected Operating Ratios:
Return on average assets	0.80	%(3)	1.55%	1.63%	1.44%	1.22	%(6)
Return on average equity	8.28	%(3)	19.48%	22.05%	18.72%	14.36	%(6)
Interest rate spread (1)	3.52%		3.59%	3.77%	3.59%	3.95%
Net interest margin (1)	4.18%		4.43%	4.39%	4.26%	4.70%
Total Fees and Other Income/Total Revenue (2)	48.63%		47.50%	50.50%	50.70%	48.65%
Asset Quality Ratios:
Non-performing loans to total loans	0.08%		0.15%	0.19%	0.16%	0.22%
Non-performing assets to total assets	0.06%		0.10%	0.15%	0.11%	0.17%
Allowance for loan losses to non-performing loans	1606.31%		882.58%	701.75%	926.01%	702.85%
Loans charged-off (recovered) to average loans	0.01%		0.01%	0.03%	0.11%	0.02%

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

(3)
Includes $9.7 million of non-recurring merger expenses, net of tax. If these amounts are excluded, net income for the year ended December 31, 2001 was $21.2 million, return on average assets was 1.47%, and return on average equity was 15.22%.

(4)
Includes the extraordinary item, net of tax, of $790,000, or $0.04 per share.

(5)
Includes the cumulative effect of change in accounting principle, net of tax, of $125,000, or $0.01 per diluted share.

(6)
Includes $1.2 million of non-recurring merger expenses. If these amounts are excluded, net income for the year ended December 31, 1997 was $7.9 million, return on average assets was 1.44%, and return on average equity was 16.94%.

        In the Notes to the Selected Financial Data and in Management's Discussion and Analysis of Financial Condition and Results of Operations, proforma net income is calculated by excluding non-recurring merger expenses from pre-tax income. We present proforma net income, which is a non-GAAP measure, in Notes 3 and 6 to enhance the understanding of our operating results. We believe that proforma net income is an indicator of our operating profitability since it excludes expenses that are not directly attributable to our ongoing business operations; however, proforma net income relies upon our management's judgment to determine which expenses are directly attributable to our ongoing business operations and as such, is subjective in nature. Proforma net income should not be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our audited consolidated financial statements and related notes included elsewhere in this report.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2001, cash, federal funds sold and securities available for sale amounted to $342.6 million, or 22.7% of total assets of the Company. This compares to $366.6 million, or 28.3% of total assets, at December 31, 2000.

        In general, Boston Private Bank maintains a liquidity target of 10% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston, and as such, had access to both short and long-term borrowings of up to $358.0 million at December 31, 2001. In addition, Boston Private Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other correspondent banks. Liquid assets, i.e. cash and due from banks, federal funds sold and investment securities totaled $243.2 million, which equals 23.5% of Boston Private Bank's total liabilities. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

        Borel maintains a minimum liquidity target of 20%. During the latter half of 2001, Borel became a member of the FHLB of San Francisco, and is in the process of establishing a borrowing facility. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2001, liquid assets, i.e. cash and due from banks, federal funds sold and investment securities, totaled $97.8 million, or 28.0% of Borel's total liabilities. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

        Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 2001, Westfield had working capital of approximately $3.8 million. Management believes that Westfield has adequate liquidity to meet its commitments for the foreseeable future.

        Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 2001, Sand Hill had working capital of approximately $200,000. Management believes that Sand Hill has adequate liquidity to meet its commitments for the foreseeable future.

        BPVI's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At December 31, 2001, BPVI had working capital of approximately $100,000. Management believes that BPVI has adequate liquidity to meet its commitments for the foreseeable future.

        RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At December 31, 2001, RINET had working capital of approximately $400,000. Management believes that RINET has adequate liquidity to meet its commitments for the foreseeable future.

        The Company's primary sources of funds are dividends from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit and access to the money and capital markets. The Company has executed a $15.0 million line of credit with a correspondent bank to provide short-term working capital to the Company and its subsidiaries, if necessary. As of December 31, 2001, there were no borrowings under this line of credit. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Item 5-"Dividends". Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Capital Resources

        Total stockholders' equity of the Company at December 31, 2001 was $139.6 million, compared to $128.6 million at December 31, 2000. This increase of $11.0 million was primarily the result of earnings for the year. Dividends to stakeholders were $5.1 million and $2.1 million was raised in connection with the exercise of stock options. In addition, stockholders' equity was increased $2.3 million from the issuance of 113,148 shares of common stock.

        As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2001, the Company's Tier I leverage capital ratio stood at 8.05%, compared to 8.77% at December 31, 2000. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 12.18% and a Total risk-based capital ratio of 13.43% at December 31, 2001. This compares to a Tier I risk-based capital ratio of 13.60% and a Total risk-based capital ratio of 14.85% at December 31, 2000. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 2001 and 2000. See Part I, Item 1, "Business—Regulation of the Company—Capital Requirements."

        At December 31, 2001, Boston Private Bank's Tier I leverage capital ratio stood at 6.30%, compared to 6.59% at December 31, 2000. According to these standards, Boston Private Bank had a Tier I risk-based capital ratio of 10.31% and a Total risk-based capital ratio of 11.56% at December 31, 2001. This compares to a Tier I risk-based capital ratio of 11.30% and a Total risk-based capital ratio of 12.55% at December 31, 2000. Boston Private Bank was considered to be "well capitalized" as of December 31, 2001 and 2000.

        At December 31, 2001, Borel's Tier I leverage capital ratio stood at 6.83%, compared to 7.93% at December 31, 2000. According to these standards, Borel had a Tier I risk-based capital ratio of 8.50% and a Total risk-based capital ratio of 9.76% at December 31, 2001. This compares to a Tier I risk-based capital ratio of 10.07% and a Total risk-based capital ratio of 11.32% at December 31, 2000. Borel was considered to be "adequately capitalized" as of December 31, 2001 and "well capitalized" as of December 31, 2000. Borel did not meet the 10.00% Total risk-based capital ratio as of December 31, 2001 primarily due to a fourth quarter loss as a result of payment of nonrecurring merger expenses. The Company made a capital contribution to Borel of $3.0 million in January 2002 to increase its Total risk-based capital ratio over 10.0%.

Financial Condition

        Total Assets.    Total assets increased $214.9 million, or 16.6%, to $1.51 billion at December 31, 2001 from $1.29 billion at December 31, 2000. This increase was mainly attributable to increases in residential and commercial loan balances funded primarily by an increase in deposits and borrowings.

        Investments.    Total investments (consisting of investment securities and mortgage-backed securities) were $240.2 million, or 15.9% of total assets, at December 31, 2001, compared to $215.8 million, or 16.7% of total assets, at December 31, 2000. The increase of $24.4 million was primarily due to the purchase of $216.7 million of municipal bonds, treasuries and agencies, and corporate bonds, as well as reinvestment of interest income within the investment portfolio. The increase was partially offset by $29.9 million of maturities, $163.9 million of sales, and $1.0 million of principal paydowns. As of December 31, 2001, all investments are classified as available for sale. The investment portfolio carried a total of $1.9 million of net unrealized gains at December 31, 2001, compared to $1.8 million of net unrealized gains at December 31, 2000.

        Loans.    Loans totaled $1.1 billion, or 73.2% of total assets, at December 31, 2001, compared with $878.9 million, or 67.9% of total assets, at December 31, 2000. This increase of $226.2 million, or 25.7%, was mainly due to a larger allocation of resources devoted to loan origination. During 2001, commercial loans increased $76.6 million, or 16.6%, to $538.1 million at December 31, 2001 from $461.6 million at December 31, 2000; residential mortgage loans increased $141.6 million, or 41.0%, to $487.3 million at December 31, 2001, from $345.6 million at December 31, 2000 as many mortgages were refinanced during 2001 due to the low interest rate environment. Home equity and other loans increased $8.0 million, or 11.1%, to $79.7 million at December 31, 2001 from $71.7 million at December 31, 2000.

        Deposits.    The Company experienced an increase of $142.9 million, or 14.3%, in deposits during 2001, to $1.1 billion, or 75.9% of total assets, at December 31, 2001 from $1.0 billion, or 77.4% of total assets, at December 31, 2000. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during 2001, which is partially attributable to the opening of new branch offices.

        Borrowings.    Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $51.1 million, or 36.5%, during 2001 to $191.0 million from $139.9 million at December 31, 2000. Management takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower-cost core deposits. Boston Private Bank strategically repositioned its balance sheet during the fourth quarter of 2001 by retiring $15.5 million of borrowings. As a result Boston Private Bank incurred a prepayment penalty which was treated as an extraordinary item.

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

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$904	$1,303	$1,317	$815	$921
Loans past due 90 days or more, but still accruing	—	—	—	—	25

Total non-performing loans	904	1,303	1,317	815	946
Other real estate owned	—	—	—	—	463

Total non-performing assets	$904	$1,303	$1,317	$815	$1,409

Delinquent loans 30-89 days past due	$3,650	$3,980	$2,160	$3,625	$2,333
Non-performing loans as a % of total loans	0.08%	0.15%	0.19%	0.16%	0.22%
Non-performing assets as a % of total assets	0.06%	0.10%	0.15%	0.11%	0.23%
Delinquent loans 30-89 days past due as a % of total loans	0.33%	0.45%	0.32%	0.70%	0.54%

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

        Non-Performing Assets.    At December 31, 2001, the Company had non-performing assets of $904,000, which were 0.06% of total assets, representing a decrease of $399,000, or 30.6%, from $1.3 million at December 31, 2000. As of December 31, 2001 and 2000, the Company's non-performing assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, "Financial Statements and Supplementary Data—Notes 9 and 10 of the Notes to Consolidated Financial Statements" for further information on non-performing assets.

        Delinquencies.    At December 31, 2001, $3.65 million of loans were 30 to 89 days past due, a decrease of $330,000, or 8.3%, from the $3.98 million at December 31, 2000. Most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

        Potential Problem Loans.    The Company's management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 2001, the Company had classified $1.6 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $2.1 million at December 31, 2000.

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

	2001 vs. 2000			2000 vs. 1999
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Interest-bearing deposits in banks	$(41)	$100	$59	$(55)	$(7)	$(62)
Federal funds sold	(2,380)	2,073	(307)	534	3,694	4,228
Investments	(457)	3,951	3,494	471	1,681	2,152
Loans:
Commercial	(5,743)	7,093	1,350	1,855	5,763	7,618
Residential mortgage	(203)	9,394	9,191	513	5,380	5,893
Home equity and other	(1,171)	711	(460)	517	931	1,448

Total interest income	(9,995)	23,322	13,327	3,835	17,442	21,277

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	(734)	390	(344)	(54)	236	182
Money market	(4,568)	5,562	994	2,821	4,466	7,287
Certificates of deposit	(1,846)	1,728	(118)	1,260	1,180	2,440
Borrowed funds	(816)	2,742	1,926	(50)	936	886

Total interest expense	(7,964)	10,422	2,458	3,976	6,819	10,795

NET INTEREST INCOME	$(2,031)	$12,900	$10,869	$(141)	$10,623	$10,482

Net Interest Income and Margin

        Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-earning assets. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2001, 2000, and 1999.

	Years Ended December 31,
	2001			2000			1999
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest bearing deposits in banks	$7,869	$189	2.40%	$4,002	130	3.25%	4,160	192	4.62%
Federal funds sold	132,552	5,407	4.08%	91,320	5,714	6.26%	30,577	1,486	4.86%
Investments(1)	227,814	14,002	6.15%	152,190	9,465	6.22%	121,069	6,873	5.68%
Loans:(2)
Commercial	489,031	40,420	8.27%	408,398	39,070	9.57%	347,358	31,452	9.05%
Residential mortgage	415,382	28,888	6.95%	280,341	19,697	7.03%	203,543	13,804	6.78%
Home equity and other	74,430	5,735	7.71%	66,231	6,195	9.35%	55,936	4,747	8.49%

Total earning assets	1,347,078	94,641	7.03%	1,002,482	80,271	8.01%	762,643	58,554	7.68%

Allowance for loan losses	(12,857)			(10,186)			(8,246)
Cash and due from banks	43,664			38,938			25,368
Other assets	66,267			44,331			31,868

Total assets	$1,444,152			$1,075,565			$811,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Savings and NOW	$147,566	897	0.61%	$105,179	1,241	1.18%	85,378	1,059	1.24%
Money market	521,168	17,353	3.33%	372,133	16,359	4.40%	261,518	9,072	3.47%
Certificates of deposit	258,820	12,003	4.64%	224,304	12,121	5.40%	201,160	9,681	4.81%
Borrowed funds	164,024	8,068	4.92%	109,742	6,142	5.60%	93,024	5,256	5.65%

Total interest bearing liabilities	1,091,578	38,321	3.51%	811,358	35,863	4.42%	641,080	25,068	3.91%

Non-interest bearing demand deposits	187,440			162,003			97,403
Payables and other liabilities	25,764			16,627			13,619

Total liabilities	1,304,782			989,988			752,102
Stockholders' equity	139,370			85,581			59,954

Total liabilities and stockholders' equity	$1,444,152			$1,075,569			$812,056

Net interest income		$56,320			$44,408			$33,486

Interest rate spread			3.52%			3.59%			3.77%

Net interest margin			4.18%			4.43%			4.39%

(1)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $2.2 million, $1.1 million, and $679,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(2)
Nonaccrual loans are included in average loan balances.

(3)
Average balances are derived from daily balances.

Comparison of Years Ended December 31, 2001 and 2000

        Net Income.    The Company reported net income of $11.5 million, or $0.50 per diluted share, for the year ended December 31, 2001, a decrease of 30.7% compared to net income for the year ended December 31, 2000 of $16.7 million, or $0.85 per diluted share. For the full year of 2001, Boston Private earned $21.2 million on a proforma operating basis. Proforma results for 2001 exclude after tax non-recurring merger expenses of $9.7 million. These non-recurring merger expenses are due to mergers with BPVI, Kanon Bloch Carré and Borel. On a proforma basis operating earnings increased 27.2% over earnings for 2000.

        Net Interest Income.    For the year ended December 31, 2001, net interest income was $54.2 million, an increase of $10.9 million, or 25.1%, over the same period in 2000. Average net earning assets were approximately $64.4 million higher than the comparable period a year earlier. The net interest margin decreased 25 basis points, or 5.6%, from 4.43% in 2000 to 4.18% in 2001 as yields on assets declined more quickly than the interest expense on liabilities in an overall declining interest rate environment.

        Interest and Dividend Income.    Total interest and dividend income was $92.5 million for 2001 compared to $79.2 million for 2000, an increase of $13.3 million, or 16.8%. Income on commercial loans was $40.4 million for 2001 compared to $39.1 million for 2000, an increase of $1.3 million, or 3.5%. Income from residential mortgage loans was $28.9 million compared to $19.7 million, an increase of $9.2 million, or 46.7%, and income from home equity and other loans was $5.7 million compared to $6.2 million, a decrease of $460,000, or 7.4%, for the same periods, respectively. These changes in interest income are due to higher average balances reduced by lower interest rates. The average balances of commercial loans and residential mortgage loans during 2001 increased $80.6 million, or 19.7%, and $135.0 million, or 48.2%, respectively, compared to 2000. The average balance of home equity and other loans increased $8.2 million, or 12.4%. The yield on commercial loans decreased 130 basis points, or 13.6%, the yield on residential mortgage loans decreased 8 basis points, or 1.1%, and the yield on home equity loans decreased 164 basis points, or 17.5%, compared to the prior year.

        Interest and dividend income on cash and investments increased to $17.4 million during 2001 compared to $14.2 million during 2000. This increase in cash and investment income of $3.2 million, or 22.9%, was primarily attributable to a $120.7 million increase, or 48.8%, in the average balance of interest-bearing cash and investments, reduced by an 87 basis point, or 14.1% decrease in the yield earned, on a tax equivalent basis.

        Interest Expense.    Interest paid on deposits and borrowings increased $2.5 million, or 6.9%, to $38.3 million for 2001, from $35.9 million for 2000. This increase in the Company's interest expense was due to an increase in the average balance of interest-bearing liabilities of $280.2 million, or 34.5%, offset by a decrease in the average cost of interest-bearing liabilities of 91 basis points, or 20.6%.

        Provision for Loan Losses.    The provision for loan losses increased $850,000, or 39.4%, to $3.0 million for 2001, from $2.2 million for 2000. Management evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses.

        Fees and Other Income.    Total fees and other income increased $12.1 million, or 30.9%, to $51.3 million for 2001, from $39.2 million for 2000. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $4.9 million, or 14.8% to $38.1 million for 2001, compared to $33.2 million for 2000. Of this increase, $2.7 million was due to the inclusion of a full year of advisory fees for Sand Hill. Sand Hill was purchased on August 31, 2000 so there were only four months of fees included in 2000. Advisory fees at Westfield increased $2.4 million over 2000 due to an increase in average assets under management and average fees.

        Financial planning fees increased $941,000, or 23.0%, due to increased services provided as well as annual fee increases. Westfield earned performance fees of $84,000 in 2001 which partially offset losses from the other equity in earnings of partnerships. There were no performance fees for 2000 and investment partnership losses were $378,000 for 2000. These losses are related to stock market performance in 2000 and 2001.

        Gains of $3.4 million were recognized from the sale of investment securities in 2001 compared to $27,000 in 2000. The 2001 gains were recognized as part of a strategic repositioning of the balance sheet for Boston Private Bank. The loss on the early retirement of $15.5 million of FHLB debt was accounted for as an extraordinary item while the securities gains are included in other income.

        Gain on sale of loans increased $974,000, or 82.4%, as more mortgage loans were originated and sold during 2001 due to the large number of mortgage refinancings that occurred during 2001. Other fee income and cash administration fees combined increased to $2.8 million for 2001 from $1.4 million in 2000 due mostly to an increase in cash management fees.

        Operating Expenses.    Total operating expenses for 2001 were 82.0 million compared to $54.8 million for 2000, an increase of $27.2 million, or 49.6%. $12.3 million, or 45.2% of this increase, was due to non recurring merger expenses related to the acquisitions by merger of BPVI, Kanon Bloch Carré and Borel in 2001. Operating expenses in 2001 at Sand Hill increased $3.6 million over 2000 to $5.1 million to reflect twelve months of operations for 2001 compared to four months for 2000.

        Salaries and benefits, the largest component of operating expense, increased $9.9 million, or 27.3%, to $45.9 million for the year ended December 31, 2001, from $36.0 million for 2000. Of this increase, $1.9 million was due to the inclusion of twelve months of expenses for 2001 for Sand Hill compared to four months for 2000. The remaining increase was due to a 15.6% increase in the number of employees, salary increases, and increases in business driven variable compensation such as sales commissions and bonuses.

        Occupancy and equipment expense increased $1.7 million, or 28.7%, to $7.9 million in 2001, from $6.2 million in 2000. Of this increase, $1.1 million was due to increases at Boston Private Bank due to the continued opening of new branch offices, the full year impact of the new office space at Ten Post Office Square in Boston, Massachusetts and increased equipment costs. Occupancy costs for Sand Hill increased $300,000 as 2000 only included four months of expenses. The remaining increase is mostly due to increased occupancy costs for BPVI and RINET to reflect their costs to move all or part of their offices to 10 Post Office Square in Boston, Massachusetts, as well as the continued investments in technology.

        Professional services, which include such expenses as legal, consulting, and directors fees, audit and compliance services and other fees paid to external service providers, increased $807,000, or 27.5%, to $3.7 million for 2001. This increase was primarily due to legal and consulting expenses incurred for strategic projects during 2001, as well as higher audit fees as a result of the Company's continued growth.

        Marketing and business development expenses increased $594,000, or 22.1%, to $3.3 million for 2001. This increase was due to a $753,000 increase in image advertising designed to increase the visibility of the Company and its products and services, offset by a $159,000 decrease in business development spending.

        Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $343,000, or 24.6% to $1.7 million for 2001. Most of this increase was due to an increase in custody expense for client assets under management at Boston Private Bank. The remaining increase is a result of an increase in volume related charges for data processing and service charges.

        In 2001, the Company incurred merger expenses of $12.3 million related to the pooling acquisitions of Kanon Bloch Carré, BPVI and Borel. There were no such expenses in 2000.

        Other expenses include supplies, insurance, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses increased $919,000, or 19.6%, to $5.6 million for 2001 as a result of the Company's continued growth and expansion.

        Income Tax Expense.    The Company recorded income tax expense of $8.1 million in 2001 as compared to $8.8 million in 2000. The effective tax rate was 39.7% and 34.7% in 2001 and 2000, respectively. This increase in the Company's effective tax rate was the result of non-deductible merger costs partially offset by an increase in tax exempt income.

        Extraordinary Item.    The Company strategically repositioned its balance sheet during the fourth quarter of 2001 by retiring $15.5 million of Federal Home Loan Board (FHLB) borrowings early and by selling securities at a gain. As a result, the Company recognized an extraordinary expense related to the early extinguishment of $0.8 million and separately sold securities at a gain during the quarter of $1.1 million, both net of tax. Securities gains are included in other income.

Comparison of Years Ended December 31, 2000 and 1999

        Net Income.    The Company reported net income of $16.7 million, or $0.85 per diluted share, for the year ended December 31, 2000, an increase of 26.3% compared to net income for the year ended December 31, 1999 of $13.2 million, or $0.72 per diluted share.

        Net Interest Income.    For the year ended December 31, 2000, net interest income was $43.3 million, an increase of $10.5 million, or 32.0%, over the same period in 1999. This increase was primarily attributable to higher loan volumes. In 2000, average net earning assets were approximately $70.0 million higher than in 1999. The net interest margin increased 4 basis points, or 1.0%, from 4.39% in 1999 to 4.43% in 2000 due mainly to higher yields earned on the loan portfolio.

        Interest and Dividend Income.    Total interest and dividend income was $79.2 million for 2000 compared to $57.9 million for 1999, an increase of $21.3 million, or 36.8%. In 2000, income on commercial loans was $39.1 million for 2000 compared to $31.5 million for 1999, an increase of $7.6 million, or 24.2%. Income from residential mortgage loans was $19.7 million compared to $13.8 million for 1999, an increase of $5.9 million, or 42.7%, and income from home equity and other loans was $6.2 million compared to $4.7 million, an increase of $1.4 million or 30.5%. These increases in interest income were due to higher average balances as well as moderately higher yields. The average balances of commercial and residential mortgage loans during 2000 increased $61.0 million, or 17.6%, and $76.8 million, or 37.7%, respectively, compared to 1999. The average balance of home equity and other loans increased $10.3 million, or 18.4%. The yield on commercial loans increased 52 basis points, or 5.7%, the yield on residential mortgage loans increased 25 basis points, or 3.6%, and the yield on home equity loans increased 86 basis points, or 10.2%, compared to the prior year.

        Interest and dividend income on cash and investments increased to $14.2 million during 2000 compared to $7.9 million during 1999. This increase in cash and investment income of $6.3 million, or 80.3%, was primarily attributable to a 198.7% increase in the average balance of Federal Funds investments which also earned 140 basis points more in 2000 than in 1999.

        Interest Expense.    Interest paid on deposits and borrowings increased $10.8 million, or 43.1%, to $35.9 million for 2000, from $25.1 million for 1999. This increase in the Company's interest expense primarily reflects an increase in the average balance of interest-bearing liabilities of $170.3 million, or 26.6%, between the two periods. The overall cost of interest-bearing liabilities increased 51 basis points, or 13%, compared to the prior year.

        Provision for Loan Losses.    The provision for loan losses was $2.2 million for 2000 and $1.5 million for 1999. Management evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses.

        Fees and Other Income.    Total fees and other income increased $5.7 million, or 17%, to $39.2 million for 2000, from $33.5 million for 1999. The majority of fee income was attributable to advisory fees earned on assets under management. These investment management and trust fees increased $8.4 million, or 33.8%, primarily as the result of a 48.7% increase in the Company's assets under management from $4.6 billion as of December 31, 1999 to $6.8 billion as of December 31, 2000. Financial planning fees increased $800,000, or 25.8% due to increased services provided as well as annual fee increases.

        Westfield did not earn performance fees and partnership income on the limited partnerships it manages during 2000. Such fees and income totaled $2.9 million in 1999.

        Operating Expenses.    Total operating expenses for 2000 were $54.8 million compared to $43.7 million for 1999, an increase of $11.1 million, or 25.3%. This increase in total operating expenses was primarily attributable to the Company's continued growth and expansion, Year 2000 readiness expenses, and expanded image advertising. The Company has experienced a 46.5% increase in total assets, and a 19.8% increase in the number of employees from December 31, 1999 to December 31, 2000.

        Salaries and benefits, the largest component of operating expenses, increased $7.6 million, or 26.6%, to $36.1 million for the year ended December 31, 2000, from $28.5 million for the corresponding period in 1999. This increase was primarily due to a 19.8% increase in the number of employees, salary increases, and increases in business driven variable compensation such as sales commissions and bonuses.

        Occupancy and equipment expense increased $1.6 million, or 35.8%, to $6.2 million for 2000, from $4.5 million in 1999. The increase is primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in the Back Bay area of Boston, Massachusetts, as well as the Company's continued investments in technology.

        Professional services, which include such expenses as legal and consulting fees, audit and compliance services and other fees paid to external service providers, increased $1.0 million, or 52.5%, to $2.9 million for 2000. This increase was primarily due to legal and consulting expenses incurred for strategic projects during 2000, as well as higher audit fees as a result of the Company's continued growth.

        Marketing and business development expenses increased $500,000, or 24.7%, to $2.7 million for 2000. Of this increase, $400,000, was the result of an increase in business development expenses due to a higher number of sales professionals and new business generating activities. The remaining increase was due to expanded image advertising designed to increase the visibility of the Company and its products and services.

        Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $200,000, or 17% to $1.4 million for 2000. The increase was the result of an increase in volume related charges for data processing and service charges related to new products offered to Boston Private Bank's clients.

        In 2000, there were no acquisition expenses. In 1999, the Company incurred acquisition expenses of $225,000 related to the pooling acquisition of RINET. Other expenses include supplies, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses.

These expenses have increased $462,000, or 10.9%, to $4.7 million for 2000 as a result of the Company's continued growth and expansion.

        Income Tax Expense.    The Company recorded income tax expense of $8.8 million in 2000 as compared to $7.7 million in 1999. The effective tax rate was 34.7% and 36.5% in 2000 and 1999, respectively. The decrease in the Company's effective tax rate was the result of a lower percentage of fully taxable income in 2000 compared to 1999.

Recent Accounting Pronouncements

        On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations consummated after June 30, 2001 be accounted for under a single accounting method—the purchase method. Use of the pooling-of-interests method for transactions initiated after June 30, 2001 will no longer be permitted.

        On January 1, 2002 the Company adopted Statement No. 142 which requires that goodwill and other indefinite life intangibles no longer be amortized to earnings. This statement also applied to existing goodwill, i.e. goodwill already recorded in the financial statements, as well as goodwill and indefinite life intangibles arising from business combinations consummated subsequent to the effective date of the statement. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.

        With adoption of Statement No. 142, the Company is evaluating its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and will make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill, as well as reassess the useful lives of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

        At December 31, 2001 the Company had $17.2 million of excess of cost over net assets acquired, or goodwill on the balance sheet and the goodwill was being amortized at $1.4 million per year. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued in September 2000 and is effective for transfers, servicings and extinguishments occurring after March 31, 2001. Statement No. 140 replaces Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Although Statement 140 clarifies or amends various aspects of Statement 125, most of the fundamental concepts from Statement No. 125 have been brought forward without modification. Statement No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted Statement No. 144 on January 1, 2002 with no material impact on its financial condition or results of operations.

Critical Accounting Policies

        Management considers the determination of its allowance for loan losses to be a critical accounting policy. Management assesses the adequacy of the allowance and evaluates available information in establishing the allowances; future adjustments to the allowance may be necessary if economic conditions differ substantially from assumptions used in making these estimates. Historically, the Company has not experienced such material differences in estimates for its allowance. Also see "Asset Quality" and "Risk Elements of the Loan Portfolio" above and Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 of the Notes to the Consolidated Financial Statements".

Impact of Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include the allowance for loan loss, recoverability of intangibles and various other operating allowances and accruals.

Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8, "Financial Statements and Supplementary Data," have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Risk Factors and Factors Affecting Forward-Looking Statements

        This Annual Report on Form 10-K, including the information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward- looking statements set forth in this Annual Report on Form 10-K including the information incorporated herein by reference. Factors which may cause such a material difference include those set forth below. Investors in the Company's common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Annual Report on Form 10-K.

We May Not Be Able to Attract and Retain Banking Customers at Current Levels

        Competition in local banking industries coupled with our relatively small size may limit the ability of the Banks to attract and retain banking customers. The Banks face competition from the following:

  •
  other banking institutions (including larger Boston and Northern California and suburban commercial banking organizations);
  •
  savings banks;
  •
  credit unions;
  •
  other financial institutions; and
  •
  non-bank financial service companies serving eastern Massachusetts, Northern California and their respective adjoining areas.

        In particular, the Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. The Banks also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.

        Because the Banks maintain smaller staffs and have fewer financial and other resources than larger institutions with which they compete, they may be limited in their ability to attract customers. In addition, some of the Banks' current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than the Banks can accommodate.

        If Banks are unable to attract and retain banking customers, they may be unable to continue their loan growth and their results of operations and financial condition may otherwise be negatively impacted. Also see Part I, Item 1, "Business—Competition" for further information.

We May Not Be Able to Attract and Retain Investment Management Clients at Current Levels

        Due to the intense local competition and our relatively short history and limited record of performance in the investment management business, Boston Private Bank and our investment management subsidiaries, Westfield, Sand Hill, BPVI, and RINET, may not be able to attract and retain investment management clients at current levels.

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

        Our ability to successfully attract and retain investment management clients is dependent upon our ability to compete with our competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results from operations and financial position may be negatively impacted.

        In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature. For the year ended December 31, 2001, approximately 36% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

        Moreover, Westfield receives performance-based fees resulting from its status as general partner or investment manager of six limited partnership investment funds. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. Westfield, BPVI, Rinet, and Sand Hill are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition. Also see Part I, Item 1, "Business—Competition" for further information.

Defaults in the Repayment of Loans May Negatively Impact Our Business

        Defaults in the repayment of loans by the Banks' customers may negatively impact their businesses. A borrower's default on its obligations under one or more of the Banks' loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

        In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Banks may have to write-off the loan in whole or in part. In such situations, the Banks may acquire any real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

        The Banks' respective management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, the value of the underlying collateral and the level of its non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks may incur additional expenses.

        In addition, bank regulatory agencies periodically review the Banks' allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the Banks to adjust their determination of the value for these items. These adjustments could negatively impact the Banks' results of operations or financial position.

A Downturn in the Local Economies or Real Estate Markets Could Negatively Impact Our Banking Business

        A downturn in the local economies or real estate markets could negatively impact our banking business. Because the Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area and Northern California, the ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including the possibility of a recession, increased unemployment and recently announced significant layoffs of employees announced by companies in Northern California and New England, as well as increased economic uncertainty created by September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States' war on terrorism in Afghanistan and elsewhere, will likely negatively impact businesses in Northern California and New England. We are currently uncertain as to the extent of such an impact or whether such an impact would harm the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

  •
  real estate developers and investors;
  •
  financial service providers;
  •
  technology companies;
  •
  manufacturing and communications companies;
  •
  professional service providers;
  •
  general commercial and industrial companies; and
  •
  individuals.

        The Banks' commercial loans, with limited exceptions, are secured by either real estate (usually, income producing residential and commercial properties), marketable securities or corporate assets (usually, accounts receivable, equipment or inventory). Consequently, the Banks' ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to either or both of the Banks. Substantially all of the Banks' residential mortgage and home equity loans are secured by residential property in eastern Massachusetts and Northern California. Also, due to the recent concerns with power supplies in the State of California, Borel could be materially and adversely affected either directly or indirectly by a severe power shortage, if any of its critical computer systems or equipment fails, if the local infrastructure, such as electric power, phone system, or water system, fails, if its significant vendors are adversely impacted, or it its borrowers or depositors are adversely impacted by their internal systems or those of their customers and suppliers. As a result, conditions in the real estate markets specifically, and the Massachusetts and California economies generally, can materially impact the ability of the Banks' borrowers to repay their loans and affect the value of the collateral securing these loans.

Environmental Liability Associated with Commercial Lending Could Result in Losses

        In the course of business, the Banks may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the respective Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties could find it difficult or impossible to sell the affected properties, which could have a material adverse affect on our business, financial condition and operating results.

Fluctuations in Interest Rates May Negatively Impact Our Banking Business

        Fluctuations in interest rates may negatively impact the business of the Banks. The Banks' main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond the Banks' control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Banks' net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Banks' net interest income as the difference between interest income and interest expense decreases. As a result, the Banks have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, we cannot assure you that a decrease in interest rates will not negatively impact our results from operations or financial position. Specifically, Borel is currently asset sensitive, which means that its interest bearing liabilities mature, or otherwise reprice, at a slower rate than its interest earning assets. As a result, in a period of declining interest rates, Borel will experience a shrinking of its interest margin as its floating rate loans will reprice immediately, while its fixed rate deposits will reprice over the course of a year. This reduction in interest rate may adversely affect Borel's earnings.

        An increase in interest rates could also have a negative impact on the Banks' results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Banks' allowances for loan losses.

Our Cost of Funds for Banking Operations May Increase as a Result of General Economic Conditions, Interest Rates and Competitive Pressures

        Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Banks have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Banks have had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Banks decrease relative to their overall banking operations, the Banks may have to rely more heavily on borrowings as a source of funds in the future.

Our Investment Management Business May Be Negatively Impacted by Changes in Economic and Market Conditions

        Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets.

        The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000. This decline has impacted our investment management business, in particular, performance fees we earn on mutual funds for which Westfield acts as a subadvisor. In addition, following the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the world financial and securities markets experienced significant and precipitous decline in value and will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

        In addition, Westfield's, BPVI's, Sand Hill's and a portion of RINET's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

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

        Specifically, four of our subsidiaries, namely Westfield, Sand Hill, BPVI, and RINET are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and Sand Hill act as sub-advisers to mutual funds which are registered under the 1940 Act and are subject to that act's provisions and regulations.

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

        Boston Private Financial Holdings does not directly manage investments for clients, does not directly provide any investment management services and, therefore, is not a registered investment adviser. Boston Private Bank and Borel are exempt from the regulatory requirements of the Investment Advisors Act, but are subject to extensive regulation by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts and the DFI.

Our Banking Business is Highly Regulated

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. Boston Private Financial Holdings is subject to the BHCA, and to regulation and supervision by the Federal Reserve Board. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of

Banks and the FDIC. Borel, as a California banking corporation, is subject to regulation and supervision by the DFI and the FDIC.

        Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the DFI and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Banks may conduct business and obtain financing.

        Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates the Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including the Banks. See "Regulatory Matters."

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
  •
  the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and
  •
  the risks of the acquired company which we may assume as a result of the acquisition.

Adverse developments in litigation could negatively impact our business.

        Since 1984, Borel has served as the trustee of a private trust that has been the subject of protracted litigation. During the last seven years there have been three actions filed in the Superior Court for San Mateo County, California, by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor. Borel has prevailed in the trial court in the second action; however, the appeals court has remanded that case to the trial court for limited further proceedings. The third case has been held in abeyance by the trial court for several years pending disposition of the first two matters. Adverse developments in these lawsuits could have a material adverse effect on Borel's business or the combined business of the Banks. For a more detailed description of this litigation, see "Legal Proceedings."

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

        The principal objective of the Banks' asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. Both Banks' actions in this regard are taken under the guidance of their respective Asset/Liability Committee ("ALCO"), which is comprised of members of senior management. This committee is actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank evaluates hedging techniques to reduce interest rate risk where possible.

        The ALCO uses both interest rate "gap" sensitivity and interest income simulation analysis to measure inherent risk in the Banks' balance sheets at a specific point in time. The simulations look forward at one and two year increments with immediate and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committees review the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 2001, net interest income simulation and fair market value simulation indicated that both Banks' exposure to changing interest rates was within the established tolerance levels. As can be seen in the following table, with interest rates at historically low levels, it becomes more difficult to reduce the cost of funds should interest rates decline even further. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income for the Banks over a twelve month period:

	Twelve Months Beginning 1/1/02
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 100 basis point shock	$293	0.5%
Down 100 basis point shock	$(2,619)	(4.0)%

        The Banks also use interest rate sensitivity "gap" analysis to provide a general overview of their interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

        Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed Boston Private Bank to undue interest rate risk. Borel's balance sheet is asset sensitive and most of the $2.6 million hypothetical decline from a 100 basis point interest rate shock is attributable to Borel. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent to do so. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks' gap position at each of these maturity points, and also tends to focus closely on the gap at the one year point in making funding decisions, such as with respect to Boston Private Bank's adjustable rate mortgage loan portfolio. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

        The repricing schedule for the Banks' interest-earning assets and interest-bearing liabilities is also measured on a cumulative basis. The simulation analysis is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The model also includes senior management projections for activity levels in product lines offered by the Banks. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest earning assets(1):
Cash and due from banks	$764	$—	$—	$—	$—	$764
Federal funds sold	58,851	—	—	—	—	58,851
Investment securities	26,699	12,536	28,109	153,378	15,235	235,957
Mortgage-backed securities	287	1,546	155	275	—	2,263
FHLB stock	6,882	—	—	—	—	6,882
Loans—fixed rate	17,825	17,144	19,871	144,276	49,551	248,667
Loans—variable rate	422,687	24,625	69,037	323,916	16,157	856,422

Total interest earning assets	533,995	55,851	117,172	621,845	80,943	1,409,806

Interest bearing liabilities (2):
Savings and NOW accounts (3)	19,383	16,534	—	55,311	77,936	169,164
Money market accounts	385,328	46,396	—	69,347	40,834	541,905
Time certificates under $100,000	40,610	24,428	14,109	3,374	110	82,631
Time certificates $100,000 or more	85,445	39,294	20,052	3,312	2,525	150,628
Reverse repurchase agreements	61,261	—	—	—	—	61,261
Federal Funds Purchased	5,500	—	—	—	—	5,500
FHLB Borrowings	12,246	440	16,398	50,113	45,020	124,217

Total interest bearing liabilities	609,773	127,092	50,559	181,457	166,425	1,135,306

Net interest sensitivity gap during the period	$(75,778)	$(71,241)	$66,613	$440,388	$(85,482)	$274,500

Cumulative gap	$(75,778)	$(147,019)	$(80,406)	$359,982	$274,500

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	87.57%	80.05%	89.79%	137.15%	124.18%
Cumulative gap as a percent of total assets	(5.02%)	(9.74%)	(5.33%)	23.85%	18.19%

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2)
Does not include $201.0 million of demand accounts because they are non-interest bearing.

(3)
While Savings, NOW and Money Market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

        The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks' net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
Boston Private Financial Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
January 16, 2002, except for Note 23 which is
as of February 15, 2002

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2001	2000
	(In thousands, except share data)
Assets:
Cash and due from banks	$43,581	$79,767
Federal funds sold	58,851	71,000
Investment securities available for sale (amortized cost of $235,957 and $210,816, respectively, Notes 7, 13 and 14)	237,866	212,567
Mortgage-backed securities available for sale (amortized cost of $2,263 and $3,274, respectively, Notes 8 and 13)	2,292	3,267
Loans receivable (Notes 9 and 13):
Commercial	538,144	461,580
Residential mortgage	487,267	345,643
Home equity and other consumer loans	79,678	71,709

Total loans	1,105,089	878,932
Less allowance for loan losses (Note 10)	(14,521)	(11,500)

Net loans	1,090,568	867,432
Stock in the Federal Home Loan Bank of Boston (Note 13)	6,882	4,830
Premises and equipment, net (Note 11)	10,365	8,349
Excess of cost over net assets acquired, net	17,207	18,371
Fees receivable	7,198	6,888
Accrued interest receivable	7,894	8,332
Other assets	26,775	13,761

Total assets	$1,509,479	$1,294,564

Liabilities:
Deposits (Note 12)	$1,145,329	$1,002,462
Federal funds purchased (Note 14)	5,500	—
FHLB borrowings (Note 13)	124,217	90,172
Securities sold under agreements to repurchase (Note 14)	61,261	49,706
Accrued interest payable	2,574	2,910
Other liabilities	30,967	20,689

Total liabilities	1,369,848	1,165,939

Commitments and contingencies (Notes 11, 18, 22, 23 and 24)
Stockholders' equity (Notes 5, 16 and 22):
Common stock, $1.00 par value per share;
authorized: 70,000,000 shares
issued: 22,240,575 shares in 2001 and 21,940,796 shares in 2000	22,241	21,941
Additional paid-in capital	70,611	66,536
Retained earnings	45,562	39,185
Stock subscriptions receivable	—	(146)
Accumulated other comprehensive income	1,217	1,109

Total stockholders' equity	139,631	128,625

Total liabilities and stockholders' equity	$1,509,479	$1,294,564

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except share data)
Interest and dividend income:
Loans	$75,043	$64,963	$50,003
Taxable investment securities	7,126	5,574	4,120
Non-taxable investment securities	4,193	2,153	1,305
Mortgage-backed securities	170	251	451
FHLB stock dividends	351	367	318
Federal funds sold and other	5,596	5,844	1,678

Total interest and dividend income	92,479	79,152	57,875

Interest expense:
Deposits	30,252	29,721	19,812
FHLB borrowings	6,445	4,655	4,532
Securities sold under agreements to repurchase	1,601	1,410	529
Federal funds purchased and other	23	77	195

Total interest expense	38,321	35,863	25,068

Net interest income	54,158	43,289	32,807
Provision for loan losses (Note 10)	3,010	2,160	1,524

Net interest income after provision for loan losses	51,148	41,129	31,283

Fees and other income:
Investment management and trust fees	38,115	33,192	24,806
Financial planning fees	5,040	4,099	3,258
Equity in earnings of partnerships	(45)	(378)	3,034
Deposit account service charges	843	716	690
Gain on sale of loans, net	1,092	118	147
Gain on sale of investment securities, net (Note 7)	3,431	27	112
Cash administration fees	1,118	—	—
Other	1,677	1,400	1,422

Total fees and other income	51,271	39,174	33,469

Operating expense:
Salaries and employee benefits (Note 16)	45,952	36,087	28,512
Occupancy and equipment (Note 11)	7,945	6,173	4,546
Professional services	3,745	2,938	1,926
Marketing and business development	3,282	2,688	2,155
Contract services and processing	1,736	1,393	1,191
Amortization of intangibles (Note 4)	1,399	815	947
Merger expenses	12,291	—	225
Other (Note 17)	5,615	4,696	4,234

Total operating expense	81,965	54,790	43,736

Income before income taxes	20,454	25,513	21,016
Income tax expense (Note 15)	8,118	8,843	7,671

Income before extraordinary item	12,336	16,670	13,345
Extraordinary item, net of tax (Note 3)	790	—	—
Cumulative effect of a change in accounting principle, net of tax (Note 4)	—	—	125

Net income	$11,546	$16,670	$13,220

		(Continued)

Per share data (Note 4):
Basic earnings per share:
Income before extraordinary item	$0.56	$0.87	$0.74
Extraordinary Item, net of tax (Note 3)	$(0.04)	$—	$—
Cumulative effect of change in accounting principle, net of tax (Note 4)	$—	$—	$—

Net Income	$0.52	$0.87	$0.74

Diluted earnings per share:
Income before extraordinary item	$0.54	$0.85	$0.73
Extraordinary Item, net of tax (Note 3)	$(0.04)	$—	$—
Cumulative effect of change in accounting principle, net of tax (Note 4)	$—	$—	$(0.01)

Net Income	$0.50	$0.85	$0.72

Average basic common shares outstanding	22,119,726	19,094,010	17,950,648

Average diluted common shares outstanding	23,053,052	19,714,510	18,281,847

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 1998	$17,873	$21,212	$17,974	$(495)	$206	$56,770
Net income	—	—	13,220	—	—	13,220
Other comprehensive income, net:
Minimum pension liability adjustment	—	—	—	—	188	188
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	(1,855)	(1,855)

Total comprehensive income, net						11,553
Dividends paid to shareholders	—	—	(3,362)	—	—	(3,362)
Proceeds from issuance of 44,579 shares of common stock	45	308	—	—	—	353
Stock options exercised	58	286	—	—	—	344
Stock subscription payments	—	—	—	175	—	175
S-Corporation dividends paid	—	—	(322)	—	—	(322)

Balance at December 31, 1999	17,976	21,806	27,510	(320)	(1,461)	65,511
Net income	—	—	16,670	—	—	16,670
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	2,570	2,570

Total comprehensive income, net						19,240
Dividends paid to shareholders	—	—	(4,605)	—	—	(4,605)
Proceeds from issuance of 3,788,389 shares of common stock	3,788	44,163	—	—	—	47,951
Stock options exercised	177	567	—	—	—	744
Stock subscription payments	—	—	—	174	—	174
S-Corporation dividends paid	—	—	(390)	—	—	(390)

Balance at December 31, 2000	21,941	66,536	39,185	(146)	1,109	128,625
Net income	—	—	11,546	—	—	11,546
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	108	108

Total comprehensive income, net						11,654
Dividends paid to shareholders	—	—	(4,487)	—	—	(4,487)
Proceeds from issuance of 113,148 shares of common stock	113	2,161	—	—	—	2,274
Stock options exercised	187	1,914	—	—	—	2,101
Stock subscription payments	—	—	—	146	—	146
S-Corporation dividends paid	—	—	(682)	—	—	(682)

Balance at December 31, 2001	$22,241	$70,611	$45,562	$—	$1,217	$139,631

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$11,546	$16,670	$13,220
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,116	1,682	2,405
Gain on sale of securities	(3,431)	(27)	(111)
Gain on sale of loans	(1,092)	(118)	(147)
Distributed (undistributed) earnings of partnership investments	217	2,421	(990)
Common shares issued as compensation	1,943	791	354
Provision for loan losses	3,010	2,160	1,524
Loans originated for sale	(65,972)	(6,555)	(22,583)
Proceeds from sale of loans	67,064	6,673	22,730
(Increase) decrease in
Fees receivable	(310)	(479)	(2,706)
Accrued interest receivable	438	(3,179)	(1,297)
Other assets	(13,186)	768	(1,587)
Increase (decrease) in
Accrued interest payable	(336)	958	591
Other liabilities	10,561	1,937	2,119

Net cash provided by operating activities	15,568	23,702	13,522

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	12,149	(50,039)	30,326
Investment securities available for sale:
Purchases	(216,707)	(162,614)	(83,183)
Sales	163,852	2,027	19,400
Maturities	29,871	56,965	64,212
Mortgage-backed securities available for sale:
Principal payments	1,002	2,331	2,830
Sales	—	—	3,387
Purchase of FHLB stock	(2,052)	—	(112)
Net increase in loans	(226,435)	(194,640)	(163,855)
Recoveries on loans previously charged-off	76	125	86
Capital expenditures, net of sale proceeds	(4,555)	(3,547)	(2,517)
Acquisition of investment management business		(9,268)	—

Net cash used in investing activities	(242,799)	(358,660)	(129,426)

Cash flows from financing activities:
Net increase in deposits	142,867	296,353	111,710
Net increase in repurchase agreements	11,555	33,155	10,310
Net increase in federal funds purchased	5,500	—	—
Proceeds from FHLB borrowings	65,450	28,000	116,770
Repayments of FHLB borrowings	(31,405)	(18,500)	(112,427)
Dividend paid to stockholders	(4,487)	(4,605)	(3,362)
S-corporation dividends paid	(682)	(390)	(322)
Proceeds from stock subscriptions receivable	146	174	175
Proceeds from issuance of common stock, net	2,101	44,932	327

Net cash provided by financing activities	191,045	379,119	123,181

Net increase (decrease) in cash and due from banks	(36,186)	44,161	7,277
Cash and due from banks at beginning of year	79,767	35,606	28,329

Cash and due from banks at end of year	$43,581	$79,767	$35,606

		(Continued)

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$38,657	$34,904	$24,505
Cash paid for income taxes	12,539	9,267	7,561
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	95	2,271	(2,208)
The Company purchased all of the assets of Sand Hill Advisors for $16.5 million.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$16,124	$—
Less: liabilities assumed	—	3,884	—

Cash and stock paid at close	$—	$12,240	$—

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001

(1)    Organization

        Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors ("BPVI"), registered investment advisors; and RINET Company LLC ("RINET"), a financial planning firm. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET.

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England and, to a lesser extent, Europe and Latin America. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine access, and cash management services through sweep accounts and repurchase agreements. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, trust and estate administration and IRA and Keogh accounts.

        Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

        Westfield serves the investment management needs of high net worth individuals and institutions with endowments or retirement plans in the greater Boston area, New England, and other areas of the U.S. Westfield specializes in separately managed growth equity portfolios, and also acts as the investment manager of six limited partnerships. Its investment services include a particular focus on identifying and managing small and mid cap equity positions as well as balanced growth accounts.

        Sand Hill provides investment management services to high net worth individuals primarily in Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also uses its expertise to plan and execute diversification programs for concentrated stock positions.

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, New Hampshire, with an office at 10 Post Office Square in Boston, Massachusetts.

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

(2)  Mergers and Acquisitions

        During 1997, the Company acquired by merger Westfield, a Massachusetts company engaged in providing a range of investment management services to individual and institutional clients. During October 1999, the Company acquired by merger RINET, a Massachusetts company engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock.

        On February 28, 2001, the Company acquired by merger BPVI, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock. On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the company's Common stock. On November 30, 2001, the Company acquired by merger Borel, a $375 million private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, the Company issued 230,000 stock options in exchange for Borel's previously issued stock options. The number of the Company's shares was calculated using an exchange ratio of 1.8996 shares of the Company's stock for each share of Borel common stock. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses which are non-recurring operating expenses. These mergers were initiated prior to June 30, 2001 and were accounted for as "poolings of interests." Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, Borel and BPVI on a consolidated basis for all periods presented.

        On August 31, 2000, the Company acquired Sand Hill Advisors, Inc. ("Sand Hill"), an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarter of 2001, the Company issued an additional 15,933 shares of its common stock in connection with the first annual contingent payment. This acquisition was accounted for as a "purchase of assets" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

(3)  Extraordinary Item

        The Company strategically repositioned its balance sheet during the fourth quarter of 2001 by retiring $15.5 million of Federal Home Loan Board (FHLB) borrowings early and by selling securities at a gain. As a result, the Company recognized an extraordinary expense related to the early extinguishment of $0.8 million and separately sold securities at a gain during the quarter of $1.1 million, both net of tax. Securities gains are included in other income.

(4)  Summary of Significant Accounting Policies

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Preferred Capital Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Due From Banks

        Boston Private Bank and Borel are required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2001, the daily amount required to be held for Boston Private Bank and Borel was $1.7 million and $8.3 million, respectively.

Investment and Mortgage-Backed Securities

        Investment and mortgage-backed securities are classified as held to maturity, available for sale, or trading. Securities classified as held to maturity are carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities classified as trading are carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes. All of the Company's investment and mortgage-backed securities were classified as available for sale as of December 31, 2001.

        Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income by a method that approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge against gain on sale of investment and mortgage-

backed securities. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

Loans

        Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2001 and 2000, the amounts of impaired loans were immaterial.

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

        The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general," "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management's judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgment and experience of management.

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

Excess of Cost Over Net Assets Acquired

        The excess of cost over net assets acquired is being amortized using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances that might have diminished their value. Accumulated amortization amounted to $4.8 million, $3.4 million, and $2.6 million at December 31, 2001, 2000 and 1999, respectively. On August 31, 2000, the Company recorded $15.6 million of goodwill related to the acquisition of Sand Hill. See discussion of recent accounting pronouncements regarding Financial Accounting Standards Board "FASB" issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

Investment Management and Trust Assets

        Investment management and trust assets amounted to $6.5 billion and $6.8 billion at December 31, 2001 and 2000, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

        The Company maintains a 401(k) savings plan for employees of the Company and Boston Private Bank. Under the plan, the Company makes a matching contribution of one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The Company also maintains 401(k) savings plans for the employees of Sand Hill, RINET, Boston Private Value Investors and Borel. The annual contribution to these plans is determined by the Board of Directors of Sand Hill, RINET, Boston Private Value Investors and Borel, respectively. Contributions to the plans are charged against current operations in the year they are made.

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

        The following table is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the years ended December 31.

	2001			2000			1999
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$11,546	22,120	$0.52	$16,670	19,094	$0.87	$13,220	17,951	$0.74

Effect of Dilutive Securities
Stock Payable	—	—		—	—		—	—
Stock Options	—	933		—	621		—	330

Diluted EPS	$11,546	23,053	$0.50	$16,670	19,715	$0.85	$13,220	18,281	$0.72

Recent Accounting Pronouncements

        On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations consummated after June 30, 2001 be accounted for under a single accounting method—the purchase method. Use of the pooling-of-interests method for transactions initiated after June 30, 2001 will no longer be permitted. On January 1, 2002 the company adopted FASB 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized. This includes existing goodwill, i.e. goodwill already recorded in the financial statements, as well as goodwill and indefinite life intangibles arising from business combinations consummated subsequent to the effective date of the statement. At December 31, 2001 the Company had $17.2 million of excess of cost over net assets acquired, or goodwill on the balance sheet and the goodwill was being amortized at $1.4 million per year.

        FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued in September 2000 and is effective for transfers, servicings and extinguishments occurring after March 31, 2001. Statement No. 140 replaces Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Although Statement 140 clarifies or amends various aspects of Statement 125, most of the fundamental concepts from Statement No. 125 have been brought forward without modification. Statement No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

(5)  Comprehensive Income

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.

        The Company's other comprehensive income (loss) and related tax effects for the years ended December 31, 2001, 2000, and 1999 is as follows:

	Pre-Tax	Tax Expense (Benefit)	Net
	(In thousands)
2001
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,625	$1,170	$2,455
Less: adjustment for realized gains	(3,431)	(1,084)	(2,347)

Other comprehensive income	$194	$86	$108

2000
Unrealized gains on securities:
Unrealized holding gains arising during period	$4,084	$1,496	$2,588
Less: adjustment for realized gains	(27)	(9)	(18)

Other comprehensive income	$4,057	$1,487	$2,570

1999
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,856)	$(1,071)	$(1,785)
Less: adjustment for realized gains	(112)	(42)	(70)
Changes in minimum pension liability	265	77	188

Other comprehensive loss	$(2,703)	$(1,036)	$(1,667)

(6)    Business Segments

Management Reporting

        The Company has six reportable segments: Boston Private Bank, Borel, Westfield, Sand Hill, RINET and BPVI. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

        A description of each business segment is provided in Note 1 of the Notes to Consolidated Financial Statements.

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 2001, 2000, and 1999:

	2001
	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$37,700	$16,401	$84	$(13)	$54	$21	$19	$(108)	$54,158
Non-Interest Income	16,445	3,313	17,951	5,014	4,691	3,852	5	—	51,271

Total Revenues	54,145	19,714	18,035	5,001	4,745	3,873	24	(108)	105,429
Provision for Loan Losses	2,650	360	—	—	—	—	—	—	3,010
Operating Expense	35,697	10,074	12,764	4,332	5,074	2,924	24	—	70,889
Merger Expenses	—	8,762	—	141	—	82	3,306	—	12,291
Income Tax Expense	3,832	1,144	2,202	274	(135)	376	—	—	7,693

Segment Profit	$11,966	$(626)	$3,069	$254	$(194)	$491	$(3,306)	$(108)	$11,546

Balance Sheet Data:
Total Segment Assets	$1,106,391	$375,416	$10,691	$2,388	$16,059	$1,464	$21,977	$(24,907)	$1,509,479

	2000
	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$25,819	$17,496	$111	$9	$6	$49	$(54)	$(147)	$43,289
Non-Interest Income	10,633	3,213	15,219	4,099	1,836	4,170	4	—	39,174

Total Revenues	36,452	20,709	15,330	4,108	1,842	4,219	(50)	(147)	82,463
Provision for Loan Losses	1,900	260	—	—	—	—	—	—	2,160
Operating Expense	25,520	9,641	11,061	3,436	1,425	3,757	(50)	—	54,790
Income Tax Expense	2,244	4,386	1,756	227	172	58	—	—	8,843

Segment Profit	$6,788	$6,422	$2,513	$445	$245	$404	$—	$(147)	$16,670

Balance Sheet Data:
Total Segment Assets	$897,070	$371,278	$9,963	$1,821	$16,999	$1,676	$20,569	$(24,812)	$1,294,564

	1999
	Boston Private Bank	Borel	Westfield	RINET	BPVI	Other	Inter- segment	Total
	(In thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	17,535	15,288	$92	—	$(16)	$—	$(92)	32,807
Non-Interest Income	8,766	3,586	13,088	3,469	4,560	—	—	33,469

Total Revenues	26,301	18,874	13,180	3,469	4,544	—	(92)	66,276
Provision for Loan Losses	999	525	—	—	—	—	—	1,524
Operating Expense	19,308	8,988	8,203	3,378	3,871	113	—	43,861
Income Tax Expense	1,576	3,958	2,037	30	70	—	—	7,671

Segment Profit	$4,418	$5,403	$2,940	$61	$603	$(113)	$(92)	$13,220

Balance Sheet Data:
Total Segment Assets	$557,734	$315,360	$8,802	$783	$1,572	$1,340	$(1,202)	$884,389

(7)  Investment Securities

        A summary of investment securities available for sale follows:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(In thousands)
At December 31, 2001
U.S. Government and agencies	$105,273	$1,493	$(749)	$106,017
Corporate bonds	33,854	556	(42)	34,368
Municipal bonds	96,830	1,123	(472)	97,481

Total	$235,957	$3,172	$(1,263)	$237,866

At December 31, 2000
U.S. Government and agencies	$110,750	$995	$(451)	$111,294
Corporate bonds	12,029	214	—	12,243
Municipal bonds	88,037	1,113	(120)	89,030

Total	$210,816	$2,322	$(571)	$212,567

        The following table sets forth the maturities of investment securities available for sale at December 31, 2001 and the weighted average yields of such securities:

	U.S. Government and Agencies			Corporate Bonds			Municipal Bonds
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Within One Year	$20,103	$20,467	1.86%	$16,466	$16,491	2.91%	$16,369	$16,448	2.09%
After One, But Within Five Years	82,170	82,439	4.22	17,388	17,877	5.14	55,508	55,983	2.96
After Five, But Within Ten Years	3,000	3,111	6.99	—	—	—	10,332	10,335	4.05
After Ten Years	—	—	—	—	—	—	14,621	14,715	4.06

Total	$105,273	$106,017	3.84%	$33,854	$34,368	4.05%	$96,830	$97,481	3.10%

        The weighted average remaining life of investment securities available for sale at December 31, 2001 was 3.4 years. As of December 31, 2001, approximately $34.3 million of investment securities available for sale were callable before maturity. The following table presents the sale of investment securities and mortgage-backed securities with the resulting realized gains, losses, and net proceeds from such sales:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Amortized cost of securities sold	$160,421	$2,000	$22,675
Gains realized on sales	3,431	27	120
Losses realized on sales	—	—	(8)

Net proceeds from sales	$163,852	$2,027	$22,787

(8)  Mortgage-Backed Securities

        A summary of mortgage-backed securities available for sale follows:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(In thousands)
At December 31, 2001
Fixed rate:
FHLMC	$190	$5	$—	$195
FNMA	411	8	—	419
Adjustable rate:
FNMA	161	3	—	164
GNMA	1,501	13	—	1,514

Total	$2,263	$29	$—	$2,292

At December 31, 2000
Fixed rate:
FHLMC	$286	$2	$—	$288
FNMA	744	—	—	744
Adjustable rate:
FNMA	218	—	—	218
GNMA	2,026	—	(9)	2,017

Total	$3,274	$2	$(9)	$3,267

        The following table sets forth the maturities of mortgage-backed securities at December 31, 2001 and the weighted average yields of such securities:

	After One, But Within Five Years			After Ten Years
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
Fixed rate:
FHLMC	$190	$195	4.87%	$—	$—	—%
FNMA	411	419	3.96	—	—	—
Adjustable rate:
FNMA	—	—	—	161	164	4.26
GNMA	—	—	—	1,501	1,514	3.88

Total	$601	$614	4.24%	$1,662	$1,678	3.92%

        These securities have final maturities ranging from 2.2 to 22.2 years. The weighted average remaining life of mortgage-backed securities was 16.4 years as of December 31, 2001. Expected maturities will differ from contractual maturities because borrowers may repay obligations without prepayment penalties.

(9)  Loans Receivable

        The Company's lending activities are conducted principally in New England and Northern California. The Company originates single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Company's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changing conditions in the New England and Northern California economies. As of December 31, 2001, the Company had $217.8 million of fixed rate loans and $887.2 million of variable rate loans outstanding. Mortgage loans serviced for others totaled $28.9 million and $11.7 million at December 31, 2001 and 2000, respectively.

        Loans outstanding to executive officers and directors of the Company aggregated $5.7 million and $7.6 million at December 31, 2001 and 2000, respectively. An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2001	2000
	(In thousands)
Balance at beginning of year	$7,591	$6,471
Originations	3,688	2,828
Repayments	(5,597)	(1,708)

Balance at end of year	$5,682	$7,591

        All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

        The following table presents a summary of risk elements within the loan portfolio:

	December 31,
	2001	2000	1999
	(In thousands)
Nonaccrual loans	$904	$1,303	$1,317
Loans past due 90 days or more, but still accruing	—	—	—

Total non-performing loans	$904	$1,303	$1,317

Loans past due 30-89 days	$3,650	$3,980	$2,160

(10) Allowance for Loan Losses

        An analysis of the activity in the allowance for loan losses is as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Balance at beginning of year	$11,500	$9,242	$7,547
Provision for loan losses	3,010	2,160	1,524
Charge-offs	(49)	(41)	(172)
Recoveries	60	139	343

Balance at end of year	$14,521	$11,500	$9,242

(11) Premises and Equipment

        Premises and equipment consisted of the following:

	December 31,
	2001	2000
	(In thousands)
Leasehold improvements	$7,154	$4,988
Furniture, fixtures, and equipment	11,606	9,678
Automobiles	74	153
Buildings	319	319

Subtotal	19,153	15,138
Less accumulated depreciation and amortization	(8,788)	(6,789)

Premises and equipment, net	$10,365	$8,349

        Depreciation and amortization expense related to premises and equipment was $2.1 million, $1.6 million, and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The estimated useful lives for leasehold improvements, buildings and automobiles are 5-20 years, 40 years and 5 years, respectively. The estimated useful life for furniture, fixtures and equipment is 5-6 years with the exception of computer equipment, which is 3-5 years.

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts. The Boston Private Bank has five offices, three in Boston, one in Wellesley, Massachusetts, and one in Cambridge, Massachusetts. Borel is located at 160 Bovet Road, San Mateo, California. Westfield is located at One Financial Center, Boston, Massachusetts. Sand Hill is located at 3000 Sand Hill Road, Menlo Park, California. RINET is located at 10 Post Office Square, which is adjacent to Boston Private Bank's headquarters. Boston Private Value Investors has two offices, one located at 10 Post Office Square, which is also adjacent to the Boston Private Bank's headquarters, and one located at 46 South Main Street, Concord, New Hampshire. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

        The Company is obligated for minimum rental payments under these noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

Minimum Lease Payments
(In thousands)
2002	$5,432
2003	5,621
2004	5,956
2005	3,741
2006	3,000
Thereafter	3,432

Total	$27,182

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was $4.3 million, $3.4 million, and $2.2 million respectively.

(12) Deposits

        Deposits are summarized as follows:

	December 31,
	2001	2000
	(In thousands)
Demand deposits	$201,001	$200,941
NOW	146,454	129,615
Savings	22,710	16,082
Money market	541,905	423,942
Certificates of deposit under $100,000	82,631	76,874
Certificates of deposit $100,000 or greater	150,628	155,008

Total	$1,145,329	$1,002,462

        Certificates of deposit had the following schedule of maturities:

	December 31,
	2001	2000
	(In thousands)
Less than 3 months remaining	$126,066	$125,596
3 to 6 months remaining	63,723	49,293
6 to 12 months remaining	34,152	36,743
More than 12 months remaining	9,318	20,250

Total	$233,259	$231,882

        Interest expense on certificates of deposit greater than $100,000 was $8.2 million, $8.0 million, and $5.2 million for the years ended December 31, 2001, 2000, and 1999, respectively.

(13)    Federal Home Loan Bank Borrowings

        A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:

	December 31,
	2001		2000
	Amount	Weighted Avg Rate	Amount	Weighted Avg Rate
	(Dollars in thousands)
Within 1 year	$27,310	5.10%	$22,085	5.83%
Over 1 year to 2 years	15,770	4.83%	14,811	6.10%
Over 2 years to 3 years	3,000	3.58%	18,705	5.88%
Over 3 years to 5 years	30,740	4.92%	7,000	6.91%
Over 5 years	47,397	5.68%	27,571	5.84%

Total	$124,217	5.12%	$90,172	5.97%

        Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of certain residential mortgage loans. Unused borrowings with the FHLB at December 31, 2001 were $232.6 million. The Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $104.0 million at December 31, 2001. As of December 31, 2001, federal funds purchased were $5.5 million.

        As a member of the FHLB, the Banks are required to invest in the common stock of the FHLB in the amount of one percent of outstanding loans secured by residential housing, or three tenths of one percent of total assets, or five percent of outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2001, the Banks' FHLB stock holdings totaled $6.8 million. The Banks' investment in FHLB stock is recorded at cost and is redeemable at par.

(14) Short term borrowings

	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
	(In thousands)
2001
Outstanding at end of period	$5,500	$61,261
Maximum outstanding at any month end	5,500	73,982
Average balance for the year	970	53,005
Weighted average rate at end of period	1.63%	1.90%
Weighted average rate paid for the period	2.25%	3.02%
2000
Outstanding at end of period	$—	$49,706
Maximum outstanding at any month end	—	49,706
Average balance for the year	137	31,803
Weighted average rate at end of period	—	4.39%
Weighted average rate paid for the period	5.93%	4.42%
1999
Outstanding at end of period	$—	$16,551
Maximum outstanding at any month end	8,000	19,936
Average balance for the year	2,649	12,126
Weighted average rate at end of period	—	4.22%
Weighted average rate paid for the period	4.90%	4.37%

        The Federal Funds purchased and securities sold under the agreement to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated balance sheets. The securities underlying the agreements remain under the Company's control. Investment securities with a carrying value of $78,000, $50,000 and $17,000 were pledged as collateral for the securities sold under agreement to repurchase for the years ended December 31, 2001, 2000, 1999, respectively.

        As of December 31, 2001, the Company had an unused line of credit from a bank which totaled $15 million. Borrowings under the revolver would carry an interest rate slightly below prime. The Company pays fees for its revolving credit facility.

(15) Income Taxes

        The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Current expense:
Federal	$8,067	$7,877	$6,994
State	1,895	1,938	1,880

Total current expense	9,962	9,815	8,874

Deferred expense (benefit):
Federal	(1,151)	(837)	(916)
State	(685)	(127)	(279)
Change in valuation reserve	(8)	(8)	(8)

Total deferred expense (benefit)	(1,844)	(972)	(1,203)

Income tax expense	$8,118	$8,843	$7,671

Tax benefit of extraordinary item	$426	—	—

        The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	3.9	4.6	5.0
Tax exempt interest, net	(7.1)	(2.9)	(2.2)
Merger Costs	9.5	—	—
Other, net	(1.6)	(2.0)	(1.3)

Effective federal income tax rate	39.7%	34.7%	36.5%

        The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Gross deferred tax assets:
Allowance for losses on loans and real estate	$5,963	$3,843
Acquired deferred tax asset	2,733	—
Organization costs	63	59
Pre-operating costs	105	103
Stock Grants	—	526
California franchise tax	—	402
Other	26	59

Gross deferred tax assets	8,890	4,992
Valuation allowance	(7)	(15)

Total deferred tax assets	8,883	4,977
Gross deferred tax liabilities:
Goodwill	1,884	—
Cash to accrual adjustment	32	64
Investment in partnerships	195	198
Depreciation	193	121
Unrealized gain on securities available for sale	721	634

Total gross deferred tax liabilities	3,025	1,017

Net deferred tax asset	$5,858	$3,960

        Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $13.6 million of future net taxable income to realize the net deferred tax asset at December 31, 2001. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

(16) Employee Benefits

Employee 401(k) Plans

        The Company maintains a 401(k) plan for the benefit of the employees of the Company and the Boston Private Bank, which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age are immediately enrolled and are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $341,000, $297,000, and $250,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company maintains a 401(k) plan for the benefit of the employees of Sand Hill, which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $63,000, for the year ended December 31, 2001, and $31,000, for the period from August 31, 2000 (the date Sand Hill was acquired) through December 31, 2000.

        The Company maintains a 401(k) plan for the benefit of the employees of RINET, which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $37,000, $33,000, and $33,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company maintains a 401(k) plan for the benefit of the employees of BPVI, which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one hour of service are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $25,000, $23,000, and $21,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        The Company maintains a 401(k) plan for the benefit of the employees of Borel, which qualifies as a tax exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. Generally, employees who have completed 1,000 hours of service during the eligibility computation period are eligible to participate in this 401(k) plan. Expenses associated with this 401(k) plan were $120,000, $82,000, and $72,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Profit Sharing Plan

        The Company maintains the Profit Sharing Plan for the benefit of the employees of Westfield, which qualifies as a tax exempt plan under Section 401 of the Internal Revenue Code. Generally, employees who are at least twenty-one (21) years of age and have completed one year of service are eligible to participate in the Profit Sharing Plan. Expenses associated with the Profit Sharing Plan were $330,000, $433,000, and $306,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$11,546	$16,670	$13,220
Proforma	9,721	15,553	12,406
Basic earnings per share:
As reported	$0.52	$0.87	$0.74
Proforma	0.44	0.81	0.69
Diluted earnings per share:
As reported	$0.50	$0.85	$0.72
Proforma	0.42	0.79	0.68

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: expected life of 7 years; expected volatility of 25% in 2001, 34% in 2000, and 21% in 1999, and risk-free interest rates of 5.0% in 2001, 6.7% in 2000, and 6.7% in 1999.

        Under the Long-Term Incentive Plan, the Company may grant options to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the Directors Stock Option Plan, the Company may grant options to its non-employee directors for an amount not to exceed 1% of the number of shares of common stock outstanding as of the previous year-end. Under both plans, the exercise price of each option equals the market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period beginning on the grant date under the Long-Term Incentive Plan. Under the Directors Stock Option Plan, options generally vest one year after the grant date.

        A summary of the status of the Company's two fixed stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended is presented below:

	2001		2000		1999
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	1,690,455	$7.69	1,467,751	$6.64	1,286,931	$5.84
Granted	568,750	18.97	451,034	9.47	360,261	7.93
Exercised	(233,456)	5.99	(179,146)	4.18	(119,893)	2.72
Canceled	(56,256)	15.07	(49,184)	8.91	(59,548)	8.70

Options at end of year	1,969,493	$10.94	1,690,455	$7.69	1,467,751	$6.64

Options exercisable at year end	1,316,220	$8.67	1,084,686	$6.88	986,506	$5.76

Weighted average fair value of options granted during the year		$6.62		$4.02		$3.23

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 to $3.88	146,482	3.2	$2.92	146,482	$2.92
$4.00 to $6.58	172,259	4.9	5.01	172,259	5.01
$7.50 to $7.97	270,569	7.2	7.82	211,509	7.80
$8.13 to $9.22	554,293	7.4	8.65	409,268	8.68
$9.94 to $10.75	245,390	2.5	10.33	245,390	10.33
$11.41 to $14.63	39,750	8.7	13.55	19,875	13.55
$18.72 to $20.75	540,750	9.2	18.99	111,437	18.94

Total	1,969,493	6.7	$10.94	1,316,220	$8.67

(17) Other Operating Expense

        Major components of other operating expense are as follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Forms and supplies	$834	$769	$642
Telephone	440	316	290
Training and education	125	208	137
Postage	335	281	293
Insurance	782	564	329
Publications and subscriptions	268	178	120
Dues and memberships	235	176	135
Courier and express mail	239	171	129
Other	2,357	2,033	2,159

Total	$5,615	$4,696	$4,234

(18) Financial Instruments with Off-Balance Sheet Risk

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

        Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2001	2000
	(In thousands)
Commitments to originate loans	$97,781	$65,356
Unused lines of credit	268,294	196,183
Standby letters of credit	9,839	6,760

(19)    Fair Value of Financial Instruments

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

	December 31,
	2001		2000
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$43,581	$43,581	$79,767	$79,767
Federal funds sold	58,851	58,851	71,000	71,000
Investment securities	237,866	237,866	212,567	212,567
Mortgage-backed securities	2,292	2,292	3,267	3,267
Stock in the Federal Home Loan Bank of Boston	6,882	6,882	4,830	4,830
Loans receivable (net of allowance for loan losses):
Commercial	526,821	534,993	452,287	454,154
Residential mortgage	485,561	490,297	344,779	339,763
Home equity and other	78,186	78,241	70,366	70,395
Fees receivable	7,198	7,198	6,888	6,888
Accrued interest receivable	7,894	7,894	8,332	8,332
Liabilities:
Deposits:
Demand deposits	201,001	201,001	200,941	200,941
NOW	146,454	146,454	129,615	129,615
Savings and money market	564,615	564,615	440,024	440,024
Certificates of deposit under $100,000	82,631	82,819	76,874	76,950
Certificates of deposit $100,000 or more	150,628	151,285	155,008	155,256
Federal funds purchased	5,500	5,500	—	—
Securities sold under agreements to repurchase	61,261	61,261	49,706	49,706
FHLB borrowings	124,217	124,217	90,172	90,172
Accrued interest payable	2,574	2,574	2,910	2,910

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

(20) Boston Private Financial Holdings, Inc. (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2001	2000
	(In thousands)
Assets:
Cash	$20,260	$19,465
Investment in subsidiaries	121,413	112,951
Other assets	1,717	1,104

Total assets	$143,390	$133,520

Liabilities:
Due to Sand Hill Advisors	$2,776	$3,887
Accounts payable	983	1,008

Total liabilities	3,759	4,895

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 22,240,575 shares in 2001 and 21,940,796 shares in 2000	22,241	21,941
Additional paid-in capital	70,611	66,536
Retained earnings	45,562	39,185
Stock subscriptions receivable	—	(146)
Accumulated other comprehensive (loss) income	1,217	1,109

Total stockholders' equity	139,631	128,625

Total liabilities and stockholders' equity	$143,390	$133,520

Condensed Statements of Operations

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Income:
Interest income	$19	$11	$—
Rental income	5	4	—
Management fees from subsidiaries	4,798	3,158	1,864
Dividends from subsidiaries	4,150	1,750	2,700

Total income	8,972	4,923	4,564

Expenses:
Salaries and benefits	2,475	1,795	1,093
Professional fees	1,182	796	467
Other expenses	1,166	582	304
Merger expenses	3,306	—	113

Total expenses	8,129	3,173	1,977

Income before income taxes	843	1,750	2,587
Income tax expense	—	—	—

Income before equity in undistributed earnings of subsidiaries	843	1,750	2,587
Equity in undistributed earnings of subsidiaries	10,703	14,920	10,633

Net income	$11,546	$16,670	$13,220

Condensed Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$11,546	$16,670	$13,220
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Equity in earnings of subsidiaries	(14,852)	(16,670)	(13,333)
Dividends from subsidiaries	4,150	1,750	2,700
Common shares issued as compensation	1,943	791	354
(Increase) decrease in other assets	(613)	(720)	(46)
Increase (decrease) in other liabilities	(25)	561	84

Net cash provided by (used in) operating activities	2,149	2,382	2,979

Cash flows from investing activities:
Capital investment in RINET	—	—	(112)
Acquisition of Sand Hill Advisors (1)	(780)	(9,268)	—
Capital investment in Boston Private Bank	—	(18,000)	(2,000)

Net cash provided by (used in) investing activities	(780)	(27,268)	(2,112)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	44,189	—
Proceeds from exercise of stock options	1,701	726	159
Dividends paid to shareholders	(2,275)	(1,520)	—
Proceeds from short-term borrowings	—	9,500	—
Repayment of short-term borrowings	—	(9,500)	(1,000)

Net cash provided by (used in) financing activities	(574)	43,395	(841)

Net increase (decrease) in cash	795	18,509	26
Cash at beginning of year	19,465	956	930

Cash at end of year	$20,260	$19,465	$956

(1)
See supplemental disclosures to the Company's consolidated cash flow statement.

(21) Selected Quarterly Data (unaudited)

	2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$13,988	$13,917	$13,236	$13,017
Non-interest income	14,121	12,542	12,670	11,937
Total revenues	28,109	26,459	25,906	24,954
Provision for loan loss	840	840	690	640
Non-Interest expense	18,172	17,544	17,410	16,547
Loan prepayment penalty	1,216	—	—	—
Merger expenses	12,152	—	12	127
Income Taxes	(9)	2,556	2,627	2,518

Net Income	$(4,262)	$5,519	$5,167	$5,122

Earnings per share
Basic	$(0.19)	$0.25	$0.23	$0.23

Diluted	$(0.18)	$0.24	$0.22	$0.22

	2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$12,916	$10,932	$10,218	$9,223
Non-interest income	11,530	10,248	8,777	8,619

Total revenues	24,446	21,180	18,995	17,842
Provision for loan loss	670	570	560	360
Non-Interest expense	16,266	13,881	12,642	12,001
Merger expenses	—	—	—	—
Income Taxes	2,556	2,363	1,994	1,930

Net Income	$4,954	$4,366	$3,799	$3,551

Earnings per share
Basic	$0.23	$0.24	$0.21	$0.20

Diluted	$0.22	$0.23	$0.21	$0.19

(22) Regulatory Matters

Investment Management

        The Company's investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and state regulatory agencies. Specifically, four of the Company's subsidiaries, including Westfield, Sand Hill, BPVI and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a subadvisor and Sand Hill acts as an advisor to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, ("ERISA") to the extent any such entities act as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

        The Company and its subsidiaries are also subject to extensive regulation and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of Boston Private Bank and Borel (together the "Banks") to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks and the California Department of Financial Institutions. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly-owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        Current FDIC regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to Total Risk Weighted Assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2001, management believes that the Banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the Company meets the Federal Reserve Bank requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2001, Boston Private Bank and Borel Bank meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized and adequately capitalized, respectively. To be categorized as well capitalized or adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2001 that management believes have adversely changed the Company's or the Banks' categories.

        Actual capital amounts and regulatory capital requirements as of December 31, 2001 and 2000 are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001:
Total risk-based capital
Company	133,673	13.43%	79,637	> 8.0%	99,547	> 10.0%
Boston Private Bank	78,045	11.56	54,008	8.0	67,510	10.0
Borel	30,147	9.76	24,718	8.0	30,897	10.0
Tier I risk-based
Company	121,199	12.18	39,819	4.0	59,728	6.0
Boston Private Bank	69,587	10.31	27,004	4.0	40,506	6.0
Borel	26,277	8.50	12,359	4.0	18,538	6.0
Tier I leverage capital
Company	121,199	8.05	60,186	4.0	75,233	5.0
Boston Private Bank	69,587	6.30	44,167	4.0	55,209	5.0
Borel	26,277	6.83	15,396	4.0	19,245	5.0
As of December 31, 2000:
Total risk-based capital
Company	$119,194	14.85%	$64,197	> 8.0%	$80,247	> 10.0%
Boston Private Bank	63,821	12.55	40,668	8.0	50,835	10.0
Borel	32,282	11.32	22,804	8.0	28,505	10.0
Tier I risk-based
Company	109,145	13.60	32,099	4.0	48,148	6.0
Boston Private Bank	57,454	11.30	20,334	4.0	30,501	6.0
Borel	28,711	10.07	11,402	4.0	17,103	6.0
Tier I leverage capital
Company	109,145	8.77	49,793	4.0	62,241	5.0
Boston Private Bank	57,454	6.59	34,879	4.0	43,598	5.0
Borel	28,711	7.93	14,485	4.0	18,106	5.0

        Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.

(23) Litigation

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

        Since 1984, Borel has served as the trustee of a private family trust known as the Andre LeRoy Trust. There have been three actions involving Borel relating to the management and proposed sale of certain real property (known as the Guadalupe Oil Field), owned by the Andre LeRoy Trust and another private family trust (for which Bankers Trust is the trustee). In the first action ("Removal Action"), certain beneficiaries of the Andre LeRoy Trust, petitioned for removal of Borel as trustee, claiming that Borel had breached its fiduciary duties concerning the management of oil and gas leases, and, following discovery of environmental contamination of the property, negotiating a proposed Settlement Agreement and Purchase and Sale Agreement to sell the Guadalupe Oil Field to Union Oil Company of California (d/b/a UNOCAL), the operator of the Guadalupe Oil Field.

        In the second action ("Approval Action"), Borel requested court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. Borel prevailed in both the Removal Action and Approval Action in the trial court, and plaintiffs appealed those decisions. In February 2001, the California Court of Appeal affirmed the findings and decisions of the trial court in the Removal Action and remanded the Approval Action for limited reconsideration by the trial court. Final judgment in the Removal Action was entered in favor of Borel in March 2001. On February 4, 2002, on remand in the Approval Action, the trial court issued a tentative decision confirming its decision in favor of Borel approving the proposed Settlement Agreement and Purchase and Sale Agreement. Unless either party specifies controverted issues or makes proposals not covered by the tentative decision within ten days, the tentative decision will become the final decision of the trial court. At that time, the plaintiff beneficiaries will have 30 days to appeal.

        In the third matter ("Damages Action"), the same plaintiff beneficiaries claimed damages against Borel and Bankers Trust for alleged mismanagement of the Andre LeRoy Trust and the other family trust in connection with oil and gas leases and the proposed sale of the Guadalupe Oil Field. In the Damages Action, plaintiffs claimed damages of $234.2 million, but that amount was unsubstantiated and the component elements of damages plaintiffs identified did not total that amount. In the trial of the Approval Action, plaintiffs submitted expert testimony of damages in the amount of $102 million, but the court found such evidence unpersuasive.

        Borel will continue to vigorously litigate the remaining matters. While the ultimate results of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

        The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

(24) Related Party Transactions

        In connection with the relocation of its headquarters office, Borel entered into a ten-year lease during 1986 for office space located in the Borel Financial Center in San Mateo, California, which is owned by the Borel Estate Company, a limited partnership. Two of the general partners of Borel Estate Company are relatives of Borel Bank's Vice Chairman and Director Harold A. Fick and of President and Chief Executive Officer and Director Ronald G. Fick. Harold A. Fick is also a director of Boston Private Financial Holdings, Inc. The Vice Chairman of the Board of Borel Bank, Miller Ream, is a general partner in a limited partnership which is the other general partner. The limited partners of Borel Estate Company are Harold A. Fick, Ronald G. Fick and two of their relatives.

        In February 1997, Borel exercised the first of four five-year options to extend the term of the lease commencing on March 12, 1997. As calculated pursuant to the terms of the lease, the base rent for the additional period was $2.65 per square foot per month. Payment of the base rent was abated for the first six months of the additional period, through September 11, 1997. During 2001, Borel Estate Company received $734,073 in rental payments from Borel. In December 2001, Borel exercised its second option to extend the lease for an additional five-year term. The lease payments for this additional period, starting March 13, 2002 will be calculated in accordance with the terms of the original lease. The lease calls for a rent adjustment equal to the lesser of: a) an adjustment for the change in the consumer price index (CPI) for the five year period, or b) an adjustment to make the rental payments equal to 90% of the agreed upon market rent. The cost would be $3.43 per square foot if based on the agreed upon fair market rent. The anticipated cost based on the current estimated CPI would be slightly less.

        Decision Economics has a contract for $50,000 with BPFH to provide information support and strategic advisory services. The services consist of written materials and personal appearances by the President and Chief Global Economist of Decision Economics, Inc., Dr. Allen Sinai. Dr. Allen Sinai is also a Director of BPFH.

        In addition, certain of the executive officers and directors of the Company have loans outstanding with either Boston Private Bank or Borel, which are on substantially the same terms as those prevailing at the time for comparable transactions with other persons. For more information see note 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information called for by Items 10-13 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

        None

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and between Boston Private Financial Holdings, Inc. and Borel Bank & Trust Company, dated June 27, 2001 excluding schedules and exhibits which Boston Private Financial Holdings, Inc. agrees to furnish supplementary to the Commission upon request (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2000)
3.4	By-laws of Boston Private Financial Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)

4.1	Registration Rights Agreement dated as of February 28, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2000)
4.2	Registration Rights Agreement dated as of October 1, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2000
10.1	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.2	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
*10.3	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated December 28, 1988
*10.4	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick
10.5	Second Amended and Restated Shareholders' Agreement by and among Boston Private Financial Holdings, Inc. and each of the shareholders who are signatories thereto, dated August 28, 2001(incorporated by reference to Annex F to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4/A filed on October 12, 2001)
10.6	Stock Option Agreement by and between Borel Bank & Trust Company and Boston Private Financial Holdings, Inc. dated June 27, 2001 (incorporated by reference to Exhibit 99.3 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
10.7	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.8	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.9	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
10.10	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
10.11	Employment Agreement by and among Boston Private Financial Holdings, Inc. (f/k/a Boston Private Bancorp, Inc.), Westfield Capital Management Company, Inc. and Arthur J. Bauernfeind, dated August 13, 1997 (incorporated by reference to Exhibit 10.8 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-KSB filed on February 27, 1998)

10.12	Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)
*10.13	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997
10.14	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on July 24, 2001)
10.15	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2001)
*10.16	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan
10.17	Borel Bank & Trust Company 1989 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.18	Borel Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.19	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Appendix A to Boston Private Financial Holdings, Inc.'s Proxy Statement filed March 9, 1998)
*10.20	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan
*10.21	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001
11.1	Statement regarding computation of per share earnings (set forth in the "Notes to Consolidated Financial Statements" herewith)
*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.
*23.1	Consent of KPMG LLP

*
Filed herewith.

(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on December 17, 2001 reporting the consummation of the acquisition of Borel. In connection with such Current Report on Form 8-K the Company filed an unaudited condensed balance sheet of Borel as of September 30, 2001, and unaudited statements of income, cash flows, and comprehensive income for each of the nine month periods ended September 30, 2001 and 2000. The Company also filed an unaudited pro forma balance sheet of the Company as of September 30, 2001 and unaudited pro forma statements of income for each of the years in the three year period ended December 31, 2001 and the nine month periods ended September 30, 2001 and 2000, giving pro forma effect to the Company's acquisition of Borel.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2002.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 11, 2002
/s/ WALTER M. PRESSEY Walter M. Pressey	President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 11, 2002
/s/ CHARLES O. WOOD, III Charles O. Wood, III	Lead Director	March 11, 2002
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 11, 2002
/s/ ARTHUR J. BAUERNFEIND Arthur J. Bauernfeind	Director	March 11, 2002
/s/ PETER C. BENNETT Peter C. Bennett	Director	March 11, 2002
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 11, 2002
/s/ C. MICHAEL HAZARD C. Michael Hazard	Director	March 11, 2002
/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 11, 2002
/s/ DR. ALLEN SINAI Dr. Allen Sinai	Director	March 11, 2002
/s/ RICHARD N. THIELEN Richard N. Thielen	Director	March 11, 2002
/s/ HAROLD A. FICK Harold A. Fick	Director	March 11, 2002

BPBCM-10K-02

QuickLinks

TABLE OF CONTENTS
PART I
REGULATORY CONSIDERATIONS
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
PART III
PART IV
SIGNATURES