Form 10-Q
period 2002-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2002-05-15
CIK 821127

Use these links to rapidly review the document
BOSTON PRIVATE FINANCIAL HOLDINGS, INC FORM 10-Q TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on May 15, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002:

Common Stock—Par Value $1.00	22,368,363 shares
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC

FORM 10-Q

TABLE OF CONTENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share data)
Assets:
Cash and due from banks	$39,338	$43,581
Federal funds sold	56,200	14,700
Investment securities available for sale (cost of $261,463 and $280,108, respectively)	261,260	282,017
Mortgage-backed securities available for sale (cost of $1,947 and $2,263, respectively)	1,967	2,292
Loans receivable:
Commercial	562,039	538,144
Residential mortgage	514,550	487,267
Home equity and other consumer loans	79,343	79,678

Total loans	1,155,932	1,105,089
Less: allowance for loan losses	(15,201)	(14,521)

Net loans	1,140,731	1,090,568
Stock in the Federal Home Loan Bank of Boston	6,950	6,882
Premises and equipment, net	11,032	10,365
Goodwill	15,988	17,048
Fees receivable	7,147	7,198
Accrued interest receivable	8,174	7,894
Other assets	28,536	26,934

Total assets	$1,577,323	$1,509,479

Liabilities:
Deposits	$1,224,060	$1,145,329
Federal funds purchased	—	5,500
FHLB borrowings	116,289	124,217
Securities sold under agreements to repurchase	65,407	61,261
Accrued interest payable	2,261	2,574
Other liabilities	24,550	30,967

Total liabilities	1,432,567	1,369,848

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 70,000,000 shares issued: 22,341,358 shares at March 31, 2002 and 22,240,575 shares at December 31, 2001	22,341	22,241
Additional paid-in capital	72,078	70,611
Retained earnings	50,455	45,562
Accumulated other comprehensive (loss) income	(118)	1,217

Total stockholders' equity	144,756	139,631

Total liabilities and stockholders' equity	$1,577,323	$1,509,479

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except share data)
Interest and dividend income:
Loans	$18,700	$18,643
Taxable investment securities	1,818	2,220
Non-taxable investment securities	913	1,263
Mortgage-backed securities	30	53
FHLB stock dividends	68	96
Federal funds sold and other	112	1,586

Total interest and dividend income	21,641	23,861

Interest expense:
Deposits	4,647	9,022
FHLB borrowings	1,577	1,459
Securities sold under agreements to repurchase	205	392
Federal funds purchased and other	13	—

Total interest expense	6,442	10,873

Net interest income	15,199	12,988
Provision for loan losses	680	640

Net interest income after provision for loan losses	14,519	12,348

Fees and other income:
Investment management and trust	9,895	9,642
Financial planning fees	1,475	1,161
Equity in earnings (losses) of partnerships	(18)	(87)
Deposit account service charges	189	203
Gain on sale of loans	271	185
Gain on sale of investment securities	415	490
Cash administration fees	221	84
Other	607	288

Total fees and other income	13,055	11,966

Operating expense:
Salaries and employee benefits	12,811	11,134
Occupancy and equipment	2,424	1,783
Professional services	823	954
Marketing and business development	868	634
Contract services and processing	465	364
Amortization of goodwill	—	345
Merger expenses	—	127
Other	1,705	1,333

Total operating expense	19,096	16,674

Income before income taxes	8,477	7,640
Income tax expense	2,695	2,518

Net income	5,783	5,122

Per share data:
Basic earnings per share	$0.26	$0.23

Diluted earnings per share	$0.25	$0.22

Average common shares outstanding	22,307,596	22,004,558
Average diluted shares outstanding	23,332,355	22,905,594

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions	Accumulated Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2000	$21,941	$66,536	$39,185	$(146)	$1,109	$128,625
Net income	—	—	5,122	—	—	5,122
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,489	1,489

Total comprehensive income						6,611
Dividends paid to shareholders			(1,282)			(1,282)
Proceeds from issuance of 54,140 shares of common stock	54	960	—	—	—	1,014
Stock options exercised	42	400	—	—	—	442
Stock subscription payments	—	—	—	146	—	146
S corporation dividends paid			(482)			(482)

Balance at March 31, 2001	$22,037	$67,896	$42,543	$—	$2,598	$135,074

Balance at December 31, 2001	$22,241	$70,611	$45,562	$—	$1,217	$139,631
Net income	—	—	5,783	—	—	5,783
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(1,335)	(1,335)

Total comprehensive income						4,448
Dividends paid to shareholders	—	—	(890)	—	—	(890)
Proceeds from issuance of 46,000 shares of common stock	46	489	—	—	—	535
Stock options exercised	54	978	—	—	—	1,032

Balance at March 31, 2002	$22,341	$72,078	$50,455	$—	$(118)	$144,756

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$5,783	$5,122
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	565	156
Gain on sale of loans	(271)	(185)
Gain on sale of investment securities	(415)	(490)
Provision for loan losses	680	640
Distributed (undistributed) earnings of partnership investments	113	97
Shares issued as compensation	535	1,014
Loans originated for sale	(36,689)	(23,680)
Proceeds from sale of loans	36,960	23,865
(Increase) decrease in:
Fees receivable	51	(26)
Accrued interest receivable	(280)	(63)
Other assets	(932)	(2,313)
Increase (decrease) in:
Accrued interest payable	(313)	688
Other liabilities	(5,357)	7,440

Net cash provided (used) by operating activities	430	12,265

Cash flows from investing activities:
Net decrease (increase) in federal funds sold	(41,500)	(36,000)
Net decrease (increase) in money market mutual fund	17,646	—
Investment securities available for sale:
Purchases	(44,584)	(61,998)
Sales	22,440	—
Maturities	23,360	50,936
Mortgage-backed securities available for sale:
Principal payments	315	245
Net decrease (increase) in loans	(50,534)	(39,399)
Purchase of FHLB stock	(68)	(574)
Recoveries on loans previously charged off	—	29
Capital expenditures	(1,339)	(1,005)

Net cash provided (used) by investing activities	(74,264)	(87,766)

Cash flows from financing activities:
Net increase (decrease) in deposits	78,731	45,165
Net increase (decrease) in repurchase agreements	4,146	(3,726)
Net increase (decrease) in federal funds purchased	(5,500)	—
FHLB advance proceeds	6,362	23,000
FHLB advance repayments	(14,290)	(5,152)
Proceeds from stock subscriptions receivable	—	146
Dividends paid to stockholders	(890)	(1,353)
S-corporation dividends paid	—	(411)
Proceeds from issuance of common stock	1,032	442

Net cash provided (used) by financing activities	69,591	58,111

Net increase (decrease) in cash and due from banks	(4,243)	(17,390)
Cash and due from banks at beginning of year	43,581	79,767

Cash and due from banks at end of period	$39,338	$62,377

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$11,277	$10,185
Cash paid during the period for income taxes	3,175	2,725

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

        The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company ("Boston Private Bank"), Borel Private Bank & Trust Company ("Borel"), Westfield Capital Management Company, LLC ("WCM"), RINET Company, LLC, ("RINET"), Sand Hill Advisors, Inc, ("Sand Hill") and Boston Private Value Investors ("BPVI"). Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2001 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation and restated to reflect certain pooling of interest transactions.

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

        The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended March 31,			Three Months Ended March 31,
	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$5,783	22,308	$0.26	$5,122	22,005	$0.23

Effect of Dilutive Securities
Stock Options	—	1,024	$(0.01)	—	901	$(.01)
Diluted EPS

Net Income	$5,783	23,332	$0.25	$5,122	22,906	$0.22

(3) Business Segments

Management Reporting

        The Company has six reportable segments, Boston Private Bank, Borel, Westfield, RINET, Sand Hill and BPVI. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is an individual company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. Boston Private Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

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

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, NH, with an office in Boston, MA.

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2002 and 2001.

	For the three months ended March 31, 2002
	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
	(thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$10,965	$4,220	$9	$(5)	$4	$1	$5	$—	$15,199
Non-Interest Income	3,633	1,011	4,865	1,474	1,134	938	—	—	13,055

Total Revenues	14,598	5,231	4,874	1,469	1,138	939	5	—	28,254

Provision for Loan Losses	500	180	—	—	—	—	—	—	680
Operating Expense	8,050	2,429	3,187	1,245	1,063	711	2,411	—	19,096
Income Tax Expense	1,678	1,076	706	92	18	88	(963)	—	2,695

Segment Profit	$4,370	$1,546	$981	$132	$57	$140	$(1,443)	$—	$5,783

Balance Sheet Data:
Total Segment Assets	$1,150,598	$401,065	$8,161	$2,465	$14,530	$1,381	$17,342	$(18,219)	$1,577,323

	For the three months ended March 31, 2001
	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
	(thousands)
Income Statement Data:
Revenues from External Customers:
Net Interest Income	$8,591	$4,368	$23	$(6)	$20	$9	$7	$(24)	$12,988
Non-Interest Income	3,454	837	4,214	1,152	1,277	1,031	1	—	11,966

Total Revenues	12,045	5,205	4,237	1,146	1,297	1,040	8	(24)	24,954
Provision for Loan Losses	550	90	—	—	—	—	—	—	640
Operating Expense	8,091	2,402	3,161	1,010	1,196	806	8	—	16,674
Income Tax Expense	759	1,095	450	72	42	100	—	—	2,518

Segment Profit	$2,645	$1,618	$626	$64	$59	$134	$—	$(24)	$5,122

Balance Sheet Data:
Total Segment Assets	$983,074	$358,758	$8,052	$1,865	$16,886	$1,514	$21,474	$(23,195)	$1,368,428

4) Recent Accounting Developments

      In June, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards Nos. 141 "Business Combinations" (Statement 141), and 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations and eliminated the use of pooling of interests for transactions initiated subsequent to June 30, 2001. Statement 142 eliminates the amortization to expense of goodwill recorded as a result of such combinations, but requires periodic evaluation of the goodwill for impairment. Write-downs of the balance, if necessary, are to be charged to results of operations. Goodwill existing prior to the issuance of the statement was required to be amortized through December 31, 2001.

        The Company evaluated its recorded goodwill under Statement 142 as of January 1, 2002, and concluded that there was no impairment as of that date. Under Statement 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. The estimated deferred purchase price for Sand Hill is contingent upon performance hurdles and other factors. An adjustment was made to reduce the estimated purchase price based on current performance and market conditions and the estimated impact that has on future payments.

        The amortization and changes in the carrying amount of goodwill by segment are as follows:

	Total	Boston Private Bank	Sand Hill	BPVI
Balance as of December 31, 2001	$17,048	$2,287	$14,448	$313
Amortization	—
Adjust estimated deferred purchase price	(1,060)		(1,060)

Balance as of March 31, 2002	$15,988	$2,287	$13,388	$313

Balance as of December 31, 2000	$18,195	$2,552	$15,278	$365
Amortization	(340)	(66)	(260)	(14)

Balance as of March 31, 2001	$17,855	$2,486	$15,018	$351

        The net income and earnings per share would have been as follows if there had been no amortization in 2001.

	Three Months Ended March 31,
	2002	2001
Reported net income	$5,783	$5,122
Add back: Goodwill amortization	—	340

Adjusted net income	$5,783	$5,462

Basic earnings per share
Reported net income	$0.26	$0.23
Goodwill amortization	—	0.02

Adjusted net income	$0.26	$0.25

Diluted earnings per share
Reported net income	$0.25	$0.22
Goodwill amortization	—	0.02

Adjusted net income	$0.25	$0.24

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended March 31, 2002

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and company liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and the company does not intent or undertake to update any such forward-looking statement.

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

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarter of 2001, the Company issued an additional 15,933 shares of its common stock in connection with the first annual contingent payment. The estimated purchase price was reduced by $1.1 million due to a reduction is the amount of the estimated remaining deferred purchase payments. This acquisition was accounted for as a "purchase" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

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

        The Company conducts substantially all of its business through its wholly owned operating subsidiaries, Boston Private Bank, Borel, Westfield, RINET, Sand Hill and BPVI. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

Financial Condition

        Total Assets.    Total assets increased $67.8 million, or 4.5%, to $1.6 billion at March 31, 2002 from $1.5 billion at December 31, 2001. This increase was primarily driven by deposit growth, which was used to fund new loans.

        Investments.    Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) were $365.7 million, or 23.2% of total assets, at March 31, 2002, compared to $349.5 million, or 23.2% of total assets, at December 31, 2001. Cash and fed funds sold increased $37.3 million while the investment portfolio decreased by $21.1 million. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and total Company liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2002 and December 31, 2001:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(in thousands)
At March 31, 2002
Money market mutual funds	$26,505	$—	$—	$26,505
U.S. Government and agencies	113,840	608	(1,292)	113,156
Corporate bonds	20,649	298	(52)	20,895
Municipal bonds	100,469	849	(614)	100,704
Mortgage-backed securities	1,947	20	—	1,967

Total investments	$263,410	$1,775	$(1,958)	$263,227

At December 31, 2001
Money market mutual funds	$44,151	$—	$—	$44,151
U.S. Government and agencies	105,273	1,493	(749)	106,017
Corporate bonds	33,854	556	(42)	34,368
Municipal bonds	96,830	1,123	(472)	97,481
Mortgage-backed securities	2,263	29	—	2,292

Total investments	$282,371	$3,201	$(1,263)	$284,309

        Loans.    Total loans increased $50.8 million, or 4.6%, during the first three months of 2002 to $1.156 billion, or 73.3% of total assets, at March 31, 2002, from $1.105 billion, or 73.2% of total assets, at December 31, 2001. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the Company's strong client relationships and the demand for financing. Commercial loans increased $23.9 million, or 4.4%, and residential mortgage loans increased $27.3 million, or 5.6%, during the first three months of 2002.

        Risk Elements.    Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $554,000 during the first three months of 2002 to $1.5 million, or 0.09% of total assets, at March 31, 2002, from $904,000, or 0.06% of total assets, at December 31, 2001. The Company continues to evaluate the underlying collateral and value of each of its non-performing assets and pursues the collection of all amounts due.

        At March 31, 2002, loans with an aggregate balance of $4.5 million, or 0.39% of total loans, were 30 to 89 days past due, an increase of $864,000 as compared to $3.6 million, or 0.33% of total loans, as of December 31, 2001. Most of these loans are adequately secured and management's success in keeping these borrowers current varies from month to month.

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

        The following table is an analysis of the Company's allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Ending gross loans	$1,155,932	$916,285

Allowance for loan losses, beginning of period	$14,521	$11,500
Provision for loan losses	680	640
Charge-offs	(2)	—
Recoveries	2	32

Allowance for loan losses, end of period	$15,201	$12,172

Allowance for loan losses to ending gross loans	1.31%	1.33%

        Deposits.    The Company experienced an increase in total deposits of $78.7 million, or 6.9%, during the first three months of 2002, to $1.224 billion, or 77.6% of total assets, at March 31, 2002, from $1.145 billion, or 75.9% of total assets, at December 31, 2001. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first three months of 2002. The following table shows the composition of the Company's deposits at March 31, 2002 and December 31, 2001:

	March 31, 2002		December 31, 2001
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits	$199,638	16.3%	$201,001	17.5%
NOW	140,207	11.5%	146,454	12.8%
Savings	23,664	1.9%	22,710	2.0%
Money Market	606,596	49.6%	541,905	47.3%
Certificates of deposit under $100,000	86,144	7.0%	82,631	7.2%
Certificates of deposit $100,000 or greater	167,811	13.7%	150,628	13.2%

Total	$1,224,060	100.0%	$1,145,329	100.0%

        Borrowings.    Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) decreased $9.3 million, or 4.9%, during the first three months of 2002 to $181.7 million from $191.0 million at December 31, 2001. Management takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the Company intends to replace a portion of its borrowings with lower-cost core deposits. Boston Private Bank strategically repositioned its balance sheet during the fourth quarter of 2001 by retiring $15.5 million of borrowings. As a result Boston Private Bank incurred a prepayment penalty which was treated as an extraordinary item.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2002, cash, federal funds sold and securities available for sale amounted to $358.8 million, or 22.7% of total assets of the Company. This compares to $342.6 million, or 22.7% of total assets, at December 31, 2001.

        In general, Boston Private Bank maintains a liquidity target of 15% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $393.2 million as of March 31, 2002. In addition, Boston Private Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $89.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. Management believes that at March 31, 2002, Boston Private Bank had adequate liquidity to meet its commitments for the foreseeable future.

        In general, Borel maintains a minimum liquidity target of 20%. Borel is a member of the FHLB of San Francisco, and as such has access to both short and long-term borrowings of up to $8.0 million as of March 31, 2002. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. Management believes that at March 31, 2002, Borel had adequate liquidity to meet its commitments for the foreseeable future.

        Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At March 31, 2002 Westfield had working capital of approximately $4.3 million.

Management believes that at March 31, 2002, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

        RINET's primary source of liquidity consists of financial planning fees that are collected on a quarterly basis. At March 31, 2002, RINET had working capital of approximately $926,000. Management believes that at March 31, 2002, RINET had adequate liquidity to meet its commitments for the foreseeable future.

        Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At March 31, 2002 Sand Hill had working capital of approximately $461,000. Management believes that at March 31, 2002, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

        BPVI's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At March 31, 2002 BPVI had working capital of approximately $332,000. Management believes that at March 31, 2002, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

        The Company's primary sources of funds are dividends from its subsidiaries, issuance of its Common Stock and borrowings. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

        Capital Resources.    Total stockholders' equity of the Company at March 31, 2002 was $144.8 million, or 9.2% of total assets, compared to $139.6 million, or 9.2% of total assets at December 31, 2001. The increase was the result of the Company's net income for the first three months of 2002 of $5.8 million, combined with common stock issued in connection with stock grants to employees and proceeds from options exercised, less dividends paid to shareholders and the change in accumulated other comprehensive income.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel (together, the "Banks"), which are wholly-owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2002 and December 31, 2001:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2002:
Total risk-based capital
Company	142,127	13.21%	86,092	> 8.0%	107,615	> 10.0%
Boston Private Bank	82,925	11.59	57,241	8.0	71,551	10.0
Borel	36,022	10.74	26,837	8.0	33,547	10.0
Tier I risk-based
Company	128,654	11.95	43,046	4.0	64,569	6.0
Boston Private Bank	73,962	10.34	28,620	4.0	42,931	6.0
Borel	31,823	9.49	26,837	4.0	33,547	6.0
Tier I leverage capital
Company	128,654	8.44	60,952	4.0	76,190	5.0
Boston Private Bank	73,962	6.52	45,352	4.0	56,690	5.0
Borel	31,823	8.40	15,148	4.0	18,935	5.0
As of December 31, 2001:
Total risk-based capital
Company	133,673	13.43%	79,637	> 8.0%	99,547	> 10.0%
Boston Private Bank	78,045	11.56	54,008	8.0	67,510	10.0
Borel	30,147	9.76	24,718	8.0	30,897	10.0
Tier I risk-based
Company	121,199	12.18	39,819	4.0	59,728	6.0
Boston Private Bank	69,587	10.31	27,004	4.0	40,506	6.0
Borel	26,277	8.50	12,359	4.0	18,538	6.0
Tier I leverage capital
Company	121,199	8.05	60,186	4.0	75,233	5.0
Boston Private Bank	69,587	6.30	44,167	4.0	55,209	5.0
Borel	26,277	6.83	15,396	4.0	19,245	5.0

Results of Operations for the Three Months Ended March 31, 2002.

        Net Income.    The Company recorded net income of $5.8 million, or $0.25 per diluted share, for the quarter ended March 31, 2002 compared to $5.1 million, or $0.22 per diluted share for the quarter ended March 31, 2001. This represented a 12.9% increase in net income and a 13.6% increase in earnings per share.

        Net Interest Income.    For the quarter ended March 31, 2002, net interest income was $15.2 million, an increase of $2.2 million, or 17.0%, over the same period in 2001. This increase was attributable to an increase in the average balance of earning assets and a decrease in the average cost of interest earning liabilities. The Company's net interest margin was 4.31% for the first quarter of 2002, an increase of 4 basis points compared to the same period last year.

        Interest Income.    During the first quarter of 2002, interest income was $21.6 million, a decrease of $2.2 million, or 9.3%, compared to $23.9 million for the same period in 2001. Interest income on commercial loans decreased 12.7% to $9.3 million for the quarter ended March 31, 2002, compared to $10.7 million for the same period in 2001. Interest income from residential mortgage loans increased

28.4% to $8.2 million for the first quarter of 2002, compared to $6.4 million for the same period in 2001, and interest on home equity and other loans decreased 24.1% to $1.2 million for the first quarter of 2002, compared to $1.6 million, for the same period in 2001. The average balance of commercial loans increased 16.1% and the average rate decreased 24.8%, or 231 basis points to 7.00% for the quarter ended March 31, 2002. The average balance of residential mortgage loans increased 42.3%, and the average rate decreased 9.8%, or 70 basis points to 6.50% for the same period. The average balance of home equity and other consumer loans increased 10.5% and the average rate decreased 31.3%, or 284 basis points, to 6.23%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $2.3 million, or 43.6%, to $2.9 million for the quarter ended March 31, 2002, compared to $5.2 million for the same period in 2001. This decrease was primarily attributable to a decrease in the average yield on investments of 200 basis points, or 36.0%, to 3.55% offset by an increase in the average balance of $45.2 million, or 12.0%, for the quarter ended March 31, 2002.

        Interest Expense.    During the first quarter of 2002, interest expense was $6.4 million, a decrease of $4.4 million, or 40.8%, compared to $10.9 million for the same period in 2001. This decrease in the Company's interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 210 basis points, or 49.1%, to 2.18% for the quarter ended March 31, 2002. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $167.6 million, or 16.5%, between the two periods.

        Provision for Loan Losses.    The provision for loan losses was $680,000 for the quarter ended March 31, 2002, compared to $640,000 for the same period in 2001. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Recoveries net of charge-offs were less than $1,000 during the first quarter of 2002, compared to $32,000 for the same period in 2001.

        Fees and Other Income.    Fees and other income increased $1.1 million, or 9.1%, to $13.1 million for the three-month period ending March 31, 2002, compared to $12.0 million for the same period in 2001. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $253,000, or 2.6% to $9.9 million for the first quarter of 2002, compared to $9.6 million for the same period in 2001. Total assets under management increased $665.0 million or 10.9% to $6.750 billion as of March 31, 2002 compared to $6.085 billion as of March 31, 2001.

        Financial planning fees increased $314,000, or 27.0%, to $1.5 million for the first quarter of 2002, compared to $1.2 million for the same period in 2001. Equity in losses of partnerships was $18,000 for the three months ended March 31, 2002 due to a decrease in the market value of Westfield's general partnership interest in its hedge funds.

        Gain on sale of investment securities was $415,000 for the first quarter of 2002 compared to $490,000 for the first quarter of 2001. Gain on sale of loans increased $86,000 to $271,000 for the first quarter of 2002 as a result of increased market demand for fixed rate loans, which are generally sold on the secondary market.

        Deposit account service charges decreased $14,000, or 6.9%, to $189,000 for the first quarter of 2002. Cash administration fees, which consists primarily of cash management fees and liquid asset management fees, were $221,000 for the first quarter ended March 31, 2002 compared to $84,000 for the first quarter of 2001. Other fee income, which consists primarily of loan fees and banking fees, increased $319,000 to $607,000 for the first quarter of 2002.

        Operating Expense.    Total operating expense for the first quarter of 2002 increased $2.4 million, or 14.5%, to $19.1 million compared to $16.7 million for the same period in 2001. This increase was attributable to the Company's continued growth and expansion. The Company experienced a 4.5% increase in total balance sheet assets and a 11.0% increase in the number of employees from March 31, 2001 to March 31, 2002.

        Salaries and benefits, the largest component of operating expense, increased $1.7 million, or 15.1%, to $12.8 million for the quarter ended March 31, 2002, from $11.1 million for the same period in 2001. This increase was due to a 11.0% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense increased $641,000, or 35.9%, to $2.4 million for the first quarter of 2002, from $1.8 million for the same period last year. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in Cambridge, Massachusetts, as well as the Company's continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $131,000, or 13.7%.

        Marketing and business development increased $234,000, or 36.9%, to $868,000 for the first quarter of 2002 as a result of increased business development activity due to growth in sales staff.

        Contract services and processing includes outsourced systems, data processing and custody expense. These expenses increased $101,000, or 27.8%.

        Amortization of goodwill and intangibles decreased $340,000 to $5,000 for the first quarter of 2002, from $345,000. On January 1, 2002 the company adopted statement 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. These expenses have increased $367,000, or 27.5% to $1.7 million, as a result of various items, including increased business volume and an increase in the number of employees.

        Income Tax Expense.    The Company recorded income tax expense of $2.7 million for the first quarter of 2002 as compared to $2.5 million for the same period last year. The effective tax rate was 31.8% for the first quarter of 2002, compared to 33.0% for the same period in 2001. The decrease in the Company's effective tax rate is a result of a lower percentage of fully taxable income.

Risk Factors and Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward-looking statements set forth in this Quarterly Report on Form 10-Q. Factors which may cause such a material difference include those set forth below. Investors in the Company's common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Quarterly Report on Form 10-Q. Reference to "we", "our" and "us" refer to the company and its subsidiaries on a consolidated basis.

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

        If the banks are unable to attract and retain banking customers, they may be unable to continue their loan growth and their results of operations and financial condition may otherwise be negatively impacted.

We May Not Be Able to Attract and Retain Investment Management Clients at Current Levels

        Due to the intense local competition and our relatively short history and limited record of performance in the investment management business, Boston Private Bank, Borel and our investment management subsidiaries, Westfield, Sand Hill, BPVI, and RINET, may not be able to attract and retain investment management clients at current levels.

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

        In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature. For the year ended December 31, 2001, approximately 36% of our revenues were derived from investment management contracts which are typically terminable upon 30 days' notice or less. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

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

A Downturn in the Local Economies or Real Estate Markets Could Negatively Impact Our Banking Business

        A downturn in the local economies or real estate markets could negatively impact our banking business. Because the Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area and Northern California, the ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including uncertainty regarding an economic recovery, increased unemployment and recently announced significant layoffs of employees announced by companies in Northern California and New England, as well as continuing economic uncertainty created by September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States' war on terrorism in Afghanistan and elsewhere, may negatively impact businesses in Northern California and New England. We are currently uncertain as to the extent of such an impact or whether such an impact would harm the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

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

Our Cost of Funds for Banking Operations May Increase as a Result of General Economic Conditions, Interest Rates and Competitive Pressures

        Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Banks have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Banks have had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Banks decrease relative to their overall banking operations, the Banks may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact our net interest margin.

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

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no later than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days' notice or less.

        The Company does not directly manage investments for clients, does not directly provide any investment management services and, therefore, is not a registered investment adviser. Boston Private Bank and Borel are exempt from the regulatory requirements of the Investment Advisors Act, but are subject to extensive regulation by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts and the California Department of Financial Institutions.

Our Banking Business is Highly Regulated

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. The Company is subject to the Bank Holding Company Act, and to regulation and supervision by the Federal Reserve Board. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel, as a California banking corporation, is subject to regulation and supervision by the DFI and the FDIC.

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

        Since 1984, Borel has served as the trustee of a private trust that has been the subject of protracted litigation. During the last seven years there have been three actions filed in the Superior Court for San Mateo County, California, by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor. Borel has prevailed in the trial court in the second action and a final decision was issued in favor of Borel; however, on April 23, 2002, these beneficiaries moved for a new trial. The third case has been held in abeyance by the trial court for several years pending disposition of the first two matters. Adverse developments in these lawsuits could have a material adverse effect on Borel's business or the combined business of the Banks. For a more detailed description of this litigation, see "Legal Proceedings."

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        For information related to this item, see the Company's December 31, 2001 Form 10-K, Item 7A—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

PART II. Other Information

Item 1. Legal Proceedings

        On June 7, 2000, one of the Company's subsidiaries (Westfield Capital Management Company, Inc.) (the "subsidiary") received correspondence on behalf of a former client, the Retirement Board of Allegheny County (the "plaintiff"), claiming that the subsidiary is responsible for underperformance of allegedly $5.1 million when compared to the plaintiff's performance targets. On January 11, 2001, a pleading was filed in Pennsylvania state court on behalf of the plaintiff stating that an action has been commenced against the subsidiary, but containing no allegations.

        On or about May 3, 2002, a complaint was filed against the subsidiary in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the plaintiff. The complaint alleges that the subsidiary's management of the plaintiff's assets resulted in underperformance resulting in a loss of "more than $4 million." The complaint purports to state claims of common law breach of contract, professional negligence, and breach of fiduciary duty, as well as a claim under the Pennsylvania unfair trade practices statute, and seeks an award of damages. The complaint also raises claims against a third party investment monitor arising out of the same facts. We intend to defend this matter vigorously.

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

        In the second action ("Approval Action"), Borel requested court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. Borel prevailed in both the Removal Action and Approval Action in the trial court, and plaintiffs appealed those decisions. In February 2001, the California Court of Appeal affirmed the findings and decisions of the trial court in the Removal Action and remanded the Approval Action for limited reconsideration by the trial court. Final judgment in the Removal Action was entered in favor of Borel in March 2001. On March 18, 2002, on remand in the Approval Action, the trial court issued a statement of decision confirming its decision in favor of Borel approving the proposed Settlement Agreement and Purchase and Sale Agreement. On April 23, 2002, the plantif beneficiaries filed a notice of intention to file for a new trial. No date for a hearing and decision has been scheduled.

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

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of the Security Holders

        None.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

        None.

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc. (Registrant)
May 15, 2002	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
May 15, 2002	/s/ WALTER M. PRESSEY Walter M. Pressey President and Chief Financial Officer