Form 10-Q
period 2002-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2002-08-14
CIK 821127

     As filed with the Securities and Exchange Commission on August 14, 2002
================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of JULY 31, 2002:

        Common Stock - Par Value $1.00                  22,436,358 Shares
        ------------------------------                  -----------------
                  (class)                                  (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
              Cover Page                                                               1

              Index                                                                    2

                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                       3

                     Consolidated Statements of Operations                             4

                     Consolidated Statements of Changes in Stockholders' Equity        5

                     Consolidated Statements of Cash Flows                             6

                     Notes to Consolidated Financial Statements                      7 - 11

Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            12 - 21

              Risk Factors and Factors Affecting Forward-Looking Statements         22 - 28

Item 3        Quantitative and Qualitative Disclosures about Market Risk              28

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                     28 - 29

Item 2        Changes in Securities and Use of Proceeds                               29

Item 3        Defaults upon Senior Securities                                         29

Item 4        Submission of Matters to a Vote of Security Holders                   29 - 30

Item 5        Other Information                                                       30

Item 6        Exhibits and Reports on Form 8-K                                        30

              Signature Page                                                          31

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2002                2001
                                                                  --------------       ------------
                                                                   (UNAUDITED)
                                                                  --------------       ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
  Cash and due from banks                                         $    68,421          $     43,581
  Federal funds sold                                                   58,500                14,700
  Investment securities available for sale (cost of
   $256,719 and $280,108, respectively)                               260,781               282,017
  Mortgage-backed securities available for sale (cost of
   $1,711 and $2,263, respectively)                                     1,737                 2,292
  Loans receivable:
   Commercial                                                         595,333               538,144
   Residential mortgage                                               565,481               487,267
   Home equity and other consumer loans                                81,572                79,678
                                                                  -----------          ------------
    Total loans                                                     1,242,386             1,105,089
  Less: allowance for loan losses                                     (15,732)              (14,521)
                                                                  -----------          ------------
    Net loans                                                       1,226,654             1,090,568

  Stock in the Federal Home Loan Bank                                   7,337                 6,882
  Premises and equipment, net                                          12,111                10,365
  Goodwill                                                             16,464                17,048
  Intangible Assets                                                     1,363                   159
  Fees receivable                                                       7,209                 7,198
  Accrued interest receivable                                           8,403                 7,894
  Other assets                                                         30,624                26,775
                                                                  -----------          ------------
    Total assets                                                  $ 1,699,604          $  1,509,479
                                                                  ===========          ============

LIABILITIES:
  Deposits                                                        $ 1,326,689          $  1,145,329
  Federal funds purchased                                                   -                 5,500
  FHLB borrowings                                                     132,706               124,217
  Securities sold under agreements to repurchase                       55,655                61,261
  Accrued interest payable                                              1,819                 2,574
  Other liabilities                                                    29,256                30,967
                                                                  -----------          ------------
    Total liabilities                                               1,546,125             1,369,848
                                                                  -----------          ------------

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value per share;
    authorized:  70,000,000 shares
    issued: 22,396,845 shares at June 30, 2002 and
    22,240,575 shares at December 31, 2001                             22,397                22,241
  Additional paid-in capital                                           72,640                70,611
  Retained earnings                                                    55,844                45,562
  Accumulated other comprehensive (loss) income                         2,598                 1,217
                                                                  -----------          ------------
    Total stockholders' equity                                        153,479               139,631
                                                                  -----------          ------------
    Total liabilities and stockholders' equity                    $ 1,699,604          $  1,509,479
                                                                  ===========          ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                             --------------------------   ---------------------------
                                                                 2002          2001           2002           2001
                                                             ------------  ------------   ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend income:
    Loans                                                    $     19,723  $     18,574   $     38,423   $     37,217
    Taxable investment securities                                   1,583         1,799          3,400          4,923
    Non-taxable investment securities                                 863         1,019          1,777          2,283
    Mortgage-backed securities                                         23            43             53             96
    FHLB stock dividends                                               55            89            123            186
    Federal funds sold and other                                      119         1,557            231          2,238
                                                             ------------  ------------   ------------   ------------
        Total interest and dividend income                         22,366        23,081         44,007         46,943
                                                             ------------  ------------   ------------   ------------
Interest expense:
    Deposits                                                        4,612         7,845          9,259         16,866
    FHLB borrowings                                                 1,674         1,622          3,251          3,081
    Securities sold under agreements to repurchase                    172           405            377            798
    Federal funds purchased and other                                   5             1             18              1
                                                             ------------  ------------   ------------   ------------
        Total interest expense                                      6,463         9,873         12,905         20,746
                                                             ------------  ------------   ------------   ------------
        Net interest income                                        15,903        13,208         31,102         26,197
Provision for loan losses                                             555           690          1,235          1,330
                                                             ------------  ------------   ------------   ------------
        Net interest income after provision for loan losses        15,348        12,518         29,867         24,867
                                                             ------------  ------------   ------------   ------------
Fees and other income:
    Investment management and trust                                 9,865         9,658         19,759         19,300
    Financial planning fees                                         1,571         1,146          3,046          2,306
    Equity in earnings (losses) of partnerships                         -           (26)           (18)          (112)
    Deposit account service charges                                   217           193            406            395
    Gain on sale of loans                                             610           151            881            335
    Gain on sale of investment securities                             147           670            563          1,160
    Cash administration fees                                          193           489            414            573
    Other                                                             505           416          1,112            705
                                                             ------------  ------------   ------------   ------------
        Total fees and other income                                13,108        12,697         26,163         24,662
                                                             ------------  ------------   ------------   ------------
Operating expense:
    Salaries and employee benefits                                 12,793        10,955         25,603         22,091
    Occupancy and equipment                                         2,785         1,939          5,209          3,723
    Professional services                                             895         1,064          1,717          2,018
    Marketing and business development                                956         1,179          1,825          1,814
    Contract services and processing                                  400           594            866            958
    Merger expenses                                                     -            12              -            139
    Amortization of goodwill                                            -           340              -            679
    Other                                                           1,271         1,340          2,976          2,674
                                                             ------------  ------------   ------------   ------------
        Total operating expense                                    19,100        17,423         38,196         34,096
                                                             ------------  ------------   ------------   ------------
        Income before income taxes                                  9,356         7,792         17,834         15,433
    Income tax expense                                              3,072         2,625          5,767          5,145
                                                             ------------  ------------   ------------   ------------
        Net income                                                  6,284         5,167         12,067         10,288
                                                             ============  ============   ============   ============
Per share data:
    Basic earnings per share                                 $       0.28  $       0.23   $       0.54   $       0.47
                                                             ============  ============   ============   ============
    Diluted earnings per share                               $       0.27  $       0.22   $       0.52   $       0.45
                                                             ============  ============   ============   ============
    Average common shares outstanding                          22,376,940    22,099,531     22,342,268     22,052,045
    Average diluted shares outstanding                         23,516,722    23,045,479     23,426,970     22,968,915

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                          ACCUMULATED
                                                                     ADDITIONAL                              OTHER
                                                           COMMON     PAID-IN      RETAINED     STOCK     COMPREHENSIVE
                                                           STOCK      CAPITAL      EARNINGS SUBSCRIPTIONS INCOME (LOSS)      TOTAL
                                                         ---------   ----------    --------- ------------ -------------   ----------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 2000                             $  21,941    $  66,536    $  39,185    $    (146)   $   1,109    $ 128,625
 Net income                                                     --           --       10,288           --           --       10,288
 Comprehensive income, net:
 Change in unrealized gain (loss) on
 securities available for sale, net of tax                      --           --           --           --          488          488
                                                                                                                          ----------
 Total comprehensive income                                                                                                  10,776
 Dividends paid to shareholders                                                       (2,590)                                (2,590)
 Proceeds from issuance of 59,976 shares of common stock        60        1,081           --           --           --        1,141
  Stock options exercised                                      135        1,311           --           --           --        1,446
  Stock subscription payments                                   --           --           --          146           --          146
  S corporation dividends paid                                                          (513)                                  (513)
                                                         ---------   ----------    ---------    ---------    ---------    ----------
Balance at June 30, 2001                                 $  22,136    $  68,928    $  46,370    $      --    $   1,597    $ 139,031
                                                         =========   ==========    =========    =========    =========    ==========

Balance at December 31, 2001                             $  22,241    $  70,611    $  45,562    $      --    $   1,217    $ 139,631
  Net income                                                    --           --       12,067           --           --       12,067
  Comprehensive income, net:
  Change in unrealized gain
   (loss) on securities available for sale,
    net of tax                                                  --           --           --           --        1,381        1,381
                                                                                                                          ----------
  Total comprehensive income                                                                                                 13,448
  Dividends paid to shareholders                                --           --       (1,785)          --           --       (1,785)
  Proceeds from issuance of 48,916 shares of
   common stock                                                 49          563           --           --           --          612
  Stock options exercised                                      107        1,466           --           --           --        1,573
                                                         ---------   ----------    ---------    ---------    ---------    ----------
Balance at June 30, 2002                                 $  22,397    $  72,640    $  55,844    $      --    $   2,598    $ 153,479
                                                         =========   ==========    =========    =========    =========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                         -----------------------------
                                                                                           2002                 2001
                                                                                         ---------           ---------
                                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                          $  12,067           $  10,288
     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                      1,501                 217
          Gain on sale of loans                                                               (881)               (335)
          Gain on sale of investment securities                                               (563)             (1,160)
          Provision for loan losses                                                          1,235               1,330
          Distributed (undistributed) earnings of partnership investments                      113                 123
          Shares issued as compensation                                                        612               1,141
          Loans originated for sale                                                        (69,301)            (21,261)
          Proceeds from sale of loans                                                       70,182              21,596
          (Increase) decrease in:
              Fees receivable                                                                  (11)               (426)
              Accrued interest receivable                                                     (509)               (535)
              Other assets                                                                  (4,791)            (10,236)
          Increase (decrease) in:
              Accrued interest payable                                                        (755)                756
              Other liabilities                                                             (2,341)              6,013
                                                                                         ---------           ---------
                  Net cash provided by operating activities                                  6,558               7,511
                                                                                         ---------           ---------

Cash flows from investing activities:
     Net decrease (increase) in federal funds sold                                         (43,800)             (4,000)
     Net decrease (increase) in money market mutual fund                                    34,151             (92,100)
     Investment securities available for sale:
          Purchases                                                                        (77,640)            (95,029)
          Sales                                                                             41,215                  --
          Maturities                                                                        25,649              96,098
     Mortgage-backed securities available for sale:
          Principal payments                                                                   548                 450
     Net decrease (increase) in loans                                                     (136,891)           (110,465)
     Purchase of FHLB stock                                                                   (455)               (763)
     Recoveries on loans previously charged off                                                  2                  43
     Capital expenditures                                                                   (3,028)             (2,225)
                                                                                         ---------           ---------
                  Net cash used in investing activities                                   (160,249)           (207,991)
                                                                                         ---------           ---------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                   181,360             146,470
     Net increase (decrease) in repurchase agreements                                       (5,606)               (292)
     Net increase (decrease) in federal funds purchased                                     (5,500)                 --
     FHLB advance proceeds                                                                  23,362              27,000
     FHLB advance repayments                                                               (14,873)             (5,306)
     Proceeds from stock subscriptions receivable                                               --                 146
     Dividends paid to stockholders                                                         (1,785)             (2,590)
     S-corporation dividends paid                                                               --                (513)
     Proceeds from exercise of stock options                                                 1,573               1,446
                                                                                         ---------           ---------
                  Net cash provided by financing activities                                178,531             166,361
                                                                                         =========           =========

     Net increase (decrease) in cash and due from banks                                     24,840             (34,119)
     Cash and due from banks at beginning of year                                           43,581              79,767
                                                                                         ---------           ---------
     Cash and due from banks at end of period                                            $  68,421           $  45,648
                                                                                         =========           =========
Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                            $  13,660           $  11,578
     Cash paid during the period for income taxes                                            8,370               5,585

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors ("BPVI"), registered investment advisors; and RINET Company LLC ("RINET"), a financial planning firm and a registered investment advisor. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                                                 THREE MONTHS ENDED              THREE MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            -----------------------------  -----------------------------
                                                        2002                            2001
                                            -----------------------------  -----------------------------
                                                                   Per                            Per
                                                                  Share                          Share
                                             Income     Shares   Amount     Income     Shares   Amount
                                            -----------------------------  -----------------------------
                                                     (In thousands, except per share amounts)
          BASIC EPS
          Net Income                          $6,284     22,377   $ 0.28     $5,167     22,100    $0.23
                                                                  ======                          =====

          EFFECT OF DILUTIVE SECURITIES
          Stock Options                            -      1,140   $(0.01)         -        945    $(.01)

          DILUTED EPS
                                            ----------------------------   ----------------------------
          Net Income                          $6,284     23,517   $ 0.27     $5,167     23,045    $0.22
                                            ============================   ============================

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  SIX MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                            ------------------------------ -----------------------------
                                                        2002                           2001
                                            ------------------------------ -----------------------------
                                                                   Per                            Per
                                                                  Share                          Share
                                             Income     Shares   Amount     Income     Shares   Amount
                                            -----------------------------  -----------------------------
                                                     (In thousands, except per share amounts)
          BASIC EPS
          Net Income                         $12,067     22,342   $ 0.54    $10,288     22,052    $0.47
                                                                  ======                          =====

          EFFECT OF DILUTIVE SECURITIES
          Stock Options                            -      1,085   $(0.02)        -         917    $(.02)

          DILUTED EPS
                                            ----------------------------   ----------------------------
          Net Income                         $12,067     23,427   $ 0.52    $10,288     22,969    $0.45
                                            ============================   ============================

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

DESCRIPTION OF BUSINESS SEGMENTS
     Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine ("ATM") access, and cash management services. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. Boston Private Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

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

     Westfield provides investment services to high net worth individuals and institutions, including endowments, foundations and pension plans throughout the U.S. Westfield specializes in separately managed growth equity portfolios, and also acts as the general partner and investment manager to four limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the small cap growth and life sciences sectors. Westfield serves as a subadvisor to three registered mutual funds. Westfield typically invests client portfolios in stock of companies which appear to have broad market opportunities, accelerating earnings growth, low financial leverage, and cash flow sufficient to fund future growth. Its investment services include a particular focus on identifying and managing small and mid-cap equity positions as well as balanced growth accounts.

     RINET provides fee-only financial planning, tax planning, investment management, asset allocation services and supervision and reporting to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis, fixed income and mutual fund investing. It also provides an independent mutual fund rating service.

     Sand Hill provides investment management services to high net worth individuals primarily in Silicon Valley and Northern California. Sand Hill specializes in balanced portfolios with an equity discipline, and also uses its expertise to plan

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and execute diversification programs for concentrated stock positions held by its high net worth clients. Sand Hill also serves as an advisor to a registered mutual fund.

     BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, NH, with an office in Boston, Massachusetts.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements. In addition to direct expenses, each business segment was allocated a share of holding company expenses during 2001 based on the segment's percentage of consolidated net income.

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2002 and 2001.

                                                                   FOR THE THREE MONTHS
                                                                   ENDED JUNE 30, 2002
                          -------------------------------------------------------------------------------------------------------
                                                                                                             INTER-
INCOME STATEMENT DATA        BPBTC       BOREL      WCM        RINET        SHA         BPVI       OTHER     SEGMENT     TOTAL
                          -------------------------------------------------------------------------------------------------------
Revenues from customers
   Net interest income    $    11,272  $   4,616  $      9   $      (4)  $       4    $      2   $      4   $       -  $   15,903
   Non-interest income          3,748        920     4,874       1,567       1,108         950        (59)          -      13,108
                          -------------------------------------------------------------------------------------------------------
   Total revenues              15,020      5,536     4,883       1,563       1,112         952        (55)          -      29,011

Provision for loan loss           375        180                     -           -           -          -           -         555
Non-interest expense            8,383      2,691     3,146       1,210       1,030         713      1,927           -      19,100
Income taxes                    1,774      1,042       726         145          47          94       (756)          -       3,072
                          -------------------------------------------------------------------------------------------------------
Segment profit            $     4,488  $   1,623  $  1,011   $     208   $      35    $    145   $ (1,226)  $      -   $    6,284
                          =======================================================================================================
Balance Sheet Data:
Segment Assets            $ 1,254,359  $ 414,229  $  9,061   $   2,485   $  14,459    $  3,108   $ 17,722   $ (15,819) $1,699,604
                          =======================================================================================================

                                                                   FOR THE THREE MONTHS
                                                                   ENDED JUNE 30, 2001
                          -------------------------------------------------------------------------------------------------------
                                                                                                             INTER-
INCOME STATEMENT DATA        BPBTC       BOREL       WCM      RINET         SHA         BPVI       OTHER     SEGMENT     TOTAL
                          -------------------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
   NET INTEREST INCOME    $    9,113   $  4,079    $   13    $    (4)     $    14     $     2     $     7   $    (16)  $   13,208
   NON-INTEREST INCOME         3,860        830     4,735      1,165        1,140         966           1          -       12,697
                          ----------   --------    ------    -------      -------     -------     -------   --------   ----------
   TOTAL REVENUES             12,973      4,909     4,748      1,161        1,154         968           8        (16)      25,905
                                                                                                                                -
PROVISION FOR LOAN LOSS          600         90         -          -            -           -           -          -          690
NON-INTEREST EXPENSE           8,755      2,511     3,279        990        1,180         700           8          -       17,423
INCOME TAXES                     886        932       612         56          (11)        150           -          -        2,625
                          ----------   --------    ------    -------      -------     -------     -------   --------   ----------
SEGMENT PROFIT            $    2,732   $  1,376    $  857    $   115      $   (15)    $   118     $     -   $    (16)  $    5,167
                          ==========   ========    ======    =======      =======     =======     =======   ========   ==========

BALANCE SHEET DATA:
SEGMENT ASSETS            $1,079,260   $372,509    $9,049    $ 1,857      $17,052     $ 1,622     $22,615   $(24,353)  $1,479,611
                          =======================================================================================================

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the six months ended June 30, 2002 and 2001.

                                                               FOR THE SIX MONTHS
                                                               ENDED JUNE 30, 2002
                          ---------------------------------------------------------------------------------------------
                                                                                                    INTER-
INCOME STATEMENT DATA        BPBTC      BOREL      WCM       RINET     SHA       BPVI     OTHER     SEGMENT    TOTAL
                          ---------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
   NET INTEREST INCOME    $   22,236  $  8,836  $      18   $    (8) $      7  $     4  $       9  $      -  $   31,102
   NON-INTEREST INCOME         7,379     1,931      9,738     3,041     2,242    1,889     14,678   (14,735)     26,163
                          ---------------------------------------------------------------------------------------------
   TOTAL REVENUES             29,615    10,767      9,756     3,033     2,249    1,893     14,687   (14,735)     57,265

PROVISION FOR LOAN LOSS          875       360          -         -         -        -          -         -       1,235
NON-INTEREST EXPENSE          16,431     5,120      6,332     2,456     2,093    1,425      4,339         -      38,196
INCOME TAXES                   3,453     2,118      1,432       236        64      183     (1,719)        -       5,767
                          ---------------------------------------------------------------------------------------------
SEGMENT PROFIT            $    8,856  $  3,169  $   1,992   $   341  $     92  $   285  $  12,067  $(14,735) $   12,067
                          =============================================================================================
BALANCE SHEET DATA:
SEGMENT ASSETS            $1,254,359  $414,229  $   9,061   $ 2,485  $ 14,459  $ 3,108  $  17,722  $(15,819) $1,699,604
                          =============================================================================================

                                                               FOR THE SIX MONTHS
                                                               ENDED JUNE 30, 2001
                          ----------------------------------------------------------------------------------------------
                                                                                                    INTER-
INCOME STATEMENT DATA        BPBTC      BOREL      WCM       RINET     SHA       BPVI     OTHER     SEGMENT    TOTAL
                          ----------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
   NET INTEREST INCOME    $     17,704  $  8,448    $   36   $  (10)  $    34  $    11   $    14   $    (40)  $   26,197
   NON-INTEREST INCOME           7,315     1,666     8,949    2,316     2,417    1,997         2          -       24,662
                          ------------  --------    ------   ------   -------  -------   -------   --------   ----------
   TOTAL REVENUES               25,019    10,114     8,985    2,306     2,451    2,008        16        (40)      50,859
                                                                                                                       -
PROVISION FOR LOAN LOSS          1,150       180         -        -         -        -         -          -        1,330
NON-INTEREST EXPENSE            16,848     4,912     6,440    1,998     2,376    1,506        16          -       34,096
INCOME TAXES                     1,646     2,028     1,062      128        31      250         -          -        5,145
                          ------------  --------    ------   ------   -------  -------   -------   --------   ----------
SEGMENT PROFIT            $      5,375  $  2,994    $1,483   $  180   $    44  $   252   $     -   $    (40)  $   10,288
                          ============  ========    ======   ======   =======  =======   =======   ========   ==========
BALANCE SHEET DATA:
SEGMENT ASSETS            $  1,079,260  $372,509    $9,049   $1,857   $17,052  $ 1,622   $22,615   $(24,353)  $1,479,611
                          ==============================================================================================

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

     The Company evaluated its recorded goodwill under Statement 142 as of January 1, 2002, and concluded that there was no impairment as of that date. Under Statement 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. The estimated deferred purchase price for Sand Hill is contingent upon performance hurdles and other factors. An adjustment was made to reduce the estimated purchase price based on current performance and market conditions and the estimated impact that has on future payments. During the second quarter of 2002, BPVI recorded $520,000 of goodwill in connection with the acquisition of Edward Goldberg's business and services (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS).

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortization and changes in the carrying amount of goodwill by segment are as follows:

                                                                      Boston
                                                                      Private      Sand
                                                         Total         Bank        Hill         BPVI
                                                      -----------------------------------------------
         Balance as of December 31, 2001              $   17,048    $  2,286    $   14,449    $   313
         Goodwill recorded during the period                 520                              $   520
         Amortization                                          -
         Adjust estimated deferred purchase price         (1,104)                   (1,104)
                                                      -----------------------------------------------
         Balance as of June 30, 2002                  $   16,464    $  2,286    $   13,345    $   833
                                                      ===============================================

         Balance as of December 31, 2000              $   18,193    $  2,550    $   15,278    $   365
         Amortization                                       (679)       (132)         (521)       (26)
                                                      -----------------------------------------------
         Balance as of June 30, 2001                  $   17,514    $  2,418    $   14,757    $   339
                                                      ===============================================

The net income and earnings per share would have been as follows if there had been no amortization in 2001.

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                          2002           2001             2002           2001
                                                        ------------------------        -------------------------
       Reported net income                              $  6,284      $    5,167        $ 12,067     $     10,288
       Add back : Goodwill amortization (net of tax)           -             207               -              414
                                                        ------------------------        -------------------------
       Adjusted net income                              $  6,284      $    5,374        $ 12,067     $     10,702
                                                        ========================        =========================
       Basic earnings per share
            Reported net income                         $   0.28      $     0.23        $   0.54     $       0.47
            Goodwill amortization (net of tax)                 -            0.01               -             0.02
                                                        ------------------------        -------------------------
            Adjusted net income                         $   0.28      $     0.24        $   0.54     $       0.49
                                                        ========================        =========================
       Diluted earnings per share
            Reported net income                         $   0.27      $     0.22        $   0.52     $       0.45
            Goodwill amortization (net of tax)                 -            0.01               -             0.02
                                                        ------------------------        -------------------------
            Adjusted net income                         $   0.27      $     0.23        $   0.52     $       0.47
                                                        ========================        =========================

5) OTHER MATTERS

          Boston Private Financial Holdings, Inc. (the "Company") is the holding company for Boston Private Bank & Trust Company (the "Bank") and its subsidiary company, Boston Private Preferred Capital Corporation ("BPPCC"), a real estate investment trust 99.9% owned by the Bank. The Bank has received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $1,216,889 plus interest with respect to its tax years ended December 31, 1999 and December 31, 2000. The Company is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their 1999 and 2000 Massachusetts financial institution excise tax return. Assessed amounts (including interest) ultimately paid, if any, would be deductible expenses for federal income tax purposes.

          The DOR contends that dividend distributions by BPPCC to the Bank are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPPCC to the Bank. Accordingly, no provision has been made in the Company's financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Company intends to vigorously appeal the assessment and to pursue all available means to defend its position.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2002

          The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.

GENERAL

          Boston Private Financial Holdings, Inc. is incorporated under the laws of the Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company, a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). In recent years, some substantial acquisitions have contributed to our growth.

          On June 10, 2002, BPVI appointed Edward Goldberg, "Goldberg" as a senior vice president. In connection with this appointment, BPVI agreed to purchase Goldberg's business. The estimated purchase price at close was $1.7 million and is to be paid in three installments as follows: 40% on September 1, 2002, 30% on September 1, 2003 and 30% on September 1, 2004.

          On November 30, 2001, we acquired by merger Borel, a private bank with $375 million in total assets located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, Borel's previously outstanding stock options were converted into options to acquire 229,998 shares of our common stock. In connection with the Borel merger, we recorded approximately $12 million of merger expenses which are non-recurring operating expenses. On October 1, 2001, RINET acquired by merger Kanon Bloch Carre, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the Company's common stock. On February 28, 2001, the Company acquired by merger BPVI, formerly E. R. Taylor Investments, Inc., a New Hampshire corporation engaged in providing value-style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock. These mergers were initiated prior to June 30, 2001 and were accounted for as "poolings of interests".

          On August 31, 2000, we acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 73% cash and 27% common stock for each payment. At closing, we issued 258,395 shares of our common stock in connection with the transaction. In the fourth quarter of 2001, we issued an additional 15,933 shares of our common stock in connection with the first annual contingent payment. The estimated purchase price was reduced by $1.1 million due to a reduction in the amount of the estimated remaining deferred purchase payments. This acquisition was accounted for as "purchase" and, accordingly, our results of operations and financial position include this enterprise on a consolidated basis since the date of the acquisitions.

     Our results of operations have been restated to reflect the financial position and results of operations on a consolidated basis for all of the mergers accounted for as a pooling of interests for all years presented.

     We conduct substantially all of our business through our wholly owned operating subsidiaries, Boston Private Bank, Borel, Westfield, RINET, Sand Hill and BPVI. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements.

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

IMPACT OF ACCOUNTING ESTIMATES

          Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

          Significant estimates underlying the accompanying consolidated financial statements include the allowance for loan loss, recoverability of intangibles and various other operating allowances and accruals. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan loss as well as the evaluation of goodwill and other intangibles. The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. See "Allowance for Loan Losses".

          In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment as well as changes that occur at the business segment. Impairment testing was performed upon adoption of Statement 142 in January 2002. Management engaged independent consultants to assist in this initial impairment testing. Management intends to test for impairment periodically, but at least annually, as required by Statement 142. As of June 30, 2002, we had recorded goodwill and identifiable intangible assets in an aggregate amount of approximately $17.8 million.

FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $190.1 million, or 12.6%, to $1.7 billion at June 30, 2002 from $1.5 billion at December 31, 2001. This increase was primarily driven by deposit growth, which was used to fund new loans.

     INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $47.3 million or 13.5% to $396.8 million, or 23.3% of total assets, at June 30, 2002, from $349.5 million, or 23.2% of total assets, at December 31, 2001. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including our evaluation of interest rate trends and our liquidity.

     The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2002 and December 31, 2001:

                                                          AMORTIZED    UNREALIZED                MARKET
                                                          COST         GAINS        LOSSES       VALUE
                                                          ----------   ----------   ----------   ---------
                                                                           (IN THOUSANDS)
     AT JUNE 30, 2002
     Money market mutual funds                            $   10,000   $        -   $        -   $  10,000
     U.S. Government and agencies                            128,621        1,621         (118)    130,124
     Corporate bonds                                          13,543          482            -      14,025
     Municipal bonds                                         104,555        2,086           (9)    106,632
     Mortgage-backed securities                                1,711           26            -       1,737
                                                          ----------   ----------   ----------   ---------
        Total investments                                 $  258,430   $    4,215   $     (127)  $ 262,518
                                                          ==========   ==========   ==========   =========

     AT DECEMBER 31, 2001
     Money market mutual funds                            $        -   $        -   $        -   $  44,151
     U.S. Government and agencies                                           1,493         (749)    106,017
     Corporate bonds                                          33,854          556          (42)     34,368
     Municipal bonds                                          96,830        1,123         (472)     97,481
     Mortgage-backed securities                                2,263           29            -       2,292
                                                          ----------   ----------   ----------   ---------
        Total investments                                 $  282,371   $    3,201   $   (1,263)  $ 284,309
                                                          ==========   ==========   ==========   =========

     LOANS. Total loans increased $137.3 million, or 12.4%, during the first half of 2002 to $1.242 billion, or 73.1% of total assets, at June 30, 2002, from $1.105 billion, or 73.2% of total assets, at December 31, 2001. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the demand for financing. Residential lending in the New England area continued to experience growth both in the refinancing and purchase markets due to the low interest rate environment. Commercial loans increased $57.2 million, or 10.6%, and residential mortgage loans increased $78.2 million, or 16.1%, during the first half of 2002.

     RISK ELEMENTS. Total non-performing assets, which consist of non-accrual loans and other real estate owned, decreased by $38,000 during the first half of 2002 to $866,000, or 0.05% of total assets, at June 30, 2002, from $904,000, or
0.06% of total assets, at December 31, 2001. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

     At June 30, 2002, loans with an aggregate balance of $4.1 million, or 0.33% of total loans, were 30 to 89 days past due, an increase of $482,000 as compared to $3.6 million, or 0.33% of total loans, as of December 31, 2001. Although these these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

     We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if we believe that full principal and interest due on the loan is collectible.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a charge to operations. When we believe that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components; "general," "specific" and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and our judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on our judgment and experience.

     While we evaluate currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The following table is an analysis of our allowance for loan losses for the periods indicated:

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ---------------------------   ---------------------------
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
Ending gross loans                                       $  1,242,386   $    988,438   $  1,242,386   $    988,438

Allowance for loan losses, beginning of period           $     15,200   $     12,172   $     14,521   $     11,500
  Provision for loan losses                                       555            690          1,235          1,330
  Charge offs                                                     (23)           (11)           (26)           (11)
  Recoveries                                                        -             11              2             43
                                                         ------------   ------------   ------------   ------------
Allowance for loan losses, end of period                 $     15,732   $     12,862   $     15,732   $     12,862
                                                         ============   ============   ============   ============

Allowance for loan losses to ending gross loans                  1.27%          1.30%          1.27%          1.30%
                                                         ============   ============   ============   ============

      DEPOSITS. We experienced an increase in total deposits of $181.4 million, or 15.8%, during the first half of 2002, to $1.327 billion, or 78.1% of total assets, at June 30, 2002, from $1.145 billion, or 75.9% of total assets, at December 31, 2001. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first half of 2002. In addition, we believe clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace. The following table shows the composition of our deposits at June 30, 2002 and December 31, 2001:

                                                           JUNE 30, 2002                 DECEMBER 31, 2001
                                                   -----------------------------   -----------------------------
                                                                      AS A % OF                      AS A % OF
                                                      BALANCE           TOTAL         BALANCE          TOTAL
                                                   -----------------------------   -----------------------------
  Demand deposits                                  $    228,662             17.2%  $    201,001             17.5%

  NOW                                                   162,800             12.3%       146,454             12.8%

  Savings                                                24,273              1.8%        22,710              2.0%

  Money Market                                          659,633             49.7%       541,905             47.3%

  Certificates of deposit under $100,000                 83,008              6.3%        82,631              7.2%

  Certificates of deposit $100,000 or greater           168,313             12.7%       150,628             13.2%

                                                   ------------     ------------   ------------   --------------
    Total                                          $  1,326,689            100.0%  $  1,145,329            100.0%
                                                   ============     ============   ============   ==============

     BORROWINGS. Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) decreased $2.6 million, or 1.4%, during the first half of 2002 to $188.4 million from $191.0 million at December 31, 2001. This decrease is due to the continued growth of our deposits. We take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, we intend to replace a portion of our borrowings with lower-cost core deposits.

     LIQUIDITY. Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. We further define liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, financial planning fees, deposit inflows, loan repayments, borrowed funds, and cash flows from investment securities. These sources fund our lending and investment activities.

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2002, cash, federal funds sold and securities available for sale amounted to $389.4 million, or 22.9% of total assets of the Company. This compares to $342.6 million, or 22.7% of total assets, at December 31, 2001.

     In general, Boston Private Bank maintains a liquidity target of 15% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $424.8 million as of June 30, 2002. In addition, Boston Private Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $79.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. We believe that at June 30, 2002, Boston Private Bank had adequate liquidity to meet its commitments for the foreseeable future.

     In general, Borel maintains a minimum liquidity target of 20%. Borel is a member of the FHLB of San Francisco, and as such has access to both short and long-term borrowings of up to $8.0 million as of June 30, 2002. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. We believe that at June 30, 2002, Borel had adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2002 Westfield had working capital of approximately $4.4 million. We believe that at June 30, 2002, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

     RINET's primary source of liquidity consists of financial planning and asset management fees that are collected on a quarterly basis. At June 30, 2002, RINET had working capital of approximately $813,000. We believe that at June 30, 2002, RINET had adequate liquidity to meet its commitments for the foreseeable future.

     Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2002 Sand Hill had working capital of approximately $238,000. We believe that at June 30, 2002, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

     BPVI's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At June 30, 2002 BPVI had working capital of approximately $352,000. We believe that at June 30, 2002, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

     Boston Private Financial Holdings' primary sources of funds are dividends from our subsidiaries, issuance of our common stock and borrowings. We believe that we have adequate liquidity to meet our commitments for the foreseeable future.

     CAPITAL RESOURCES. Our stockholders' equity at June 30, 2002 was $153.5 million, or 9.0% of total assets, compared to $139.6 million, or 9.2% of total assets at December 31, 2001. The dollar increase was the result of our net income for the first half of 2002 of $12.1 million, combined with common stock issued in connection with stock grants to employees, proceeds from options exercised and the change in accumulated other comprehensive income reduced by dividends paid to shareholders.

     The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel, which are our wholly-owned subsidiaries, must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's and Borel's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2002 and December 31, 2001:

                                                                                                 TO BE WELL CAPITALIZED
                                                                                                 UNDER PROMPT CORRECTIVE
                                          ACTUAL              FOR CAPITAL ADEQUACY PURPOSES         ACTION PROVISIONS
                              ---------------------------     -----------------------------     -------------------------
                                 AMOUNT          RATIO           AMOUNT             RATIO          AMOUNT         RATIO
                              -----------     -----------     -----------        ----------     -----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 2002:

  Total risk-based capital
    Company                       147,161           13.05%         90,221        >      8.0%        112,776    >     10.0%
    Boston Private Bank            88,066           11.47          61,434               8.0          76,793          10.0
    Borel                          37,758           10.96          27,554               8.0          34,442          10.0
  Tier I risk-based
    Company                       147,161           11.80          45,110               4.0          67,665           6.0
    Boston Private Bank            78,451           10.22          30,717               4.0          46,076           6.0
    Borel                          33,446            9.71          13,777               4.0          20,665           6.0
   Tier I leverage capital
    Company                       133,044            8.36          63,678               4.0          79,678           5.0
    Boston Private Bank            78,451            6.66          47,112               4.0          58,890           5.0
    Borel                          33,446            8.29          16,142               4.0          20,178           5.0

AS OF DECEMBER 31, 2001:

  Total risk-based capital
    Company                       133,673           13.43%          79,637       >      8.0%         99,547    >     10.0%
    Boston Private Bank            78,045           11.56           54,008              8.0          67,510          10.0
    Borel                          30,147            9.76           24,718              8.0          30,897          10.0
  Tier I risk-based
    Company                       121,199           12.18           39,819              4.0          59,728           6.0
    Boston Private Bank            69,587           10.31           27,004              4.0          40,506           6.0
    Borel                          26,277            8.50           12,359              4.0          18,538           6.0
   Tier I leverage capital
    Company                       121,199            8.05           60,186              4.0          75,233           5.0
    Boston Private Bank            69,587            6.30           44,167              4.0          55,209           5.0
    Borel                          26,277            6.83           15,396              4.0          19,245           5.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002.

     NET INCOME. We recorded net income of $6.3 million, or $0.27 per diluted share, for the quarter ended June 30, 2002 compared to $5.2 million, or $0.22 per diluted share for the quarter ended June 30, 2001. This represented a 21.6% increase in net income and a 22.7% increase in earnings per share.

     NET INTEREST INCOME. For the quarter ended June 30, 2002, net interest income was $15.9 million, an increase of $2.7 million, or 20.4%, over the same period in 2001. This increase was attributable to the increase in the average balance of earning assets exceeding the increased average balance of interest bearing liabilities and a decrease in the average cost of interest bearing liabilities exceeding the decrease of the average cost of interest earning assets. This increase was attributable to an increase in the average balance of earning assets and a decrease in the average cost of interest earning liabilities. The Company's net interest margin was 4.30% for the second quarter of 2002, an increase of 13 basis points compared to the same period last year.

     INTEREST INCOME. During the second quarter of 2002, interest income was $22.4 million, a decrease of $715,000, or 3.1%, compared to $23.1 million for the same period in 2001. Interest income on commercial loans decreased 3.8% to $9.8 million for the quarter ended June 30, 2002, compared to $10.2 million for the same period in 2001. Interest income from residential mortgage loans increased 26.6% to $8.7 million for the second quarter of 2002, compared to $6.9 million for the same period in 2001, and interest on home equity and other loans decreased 20.3% to $1.2 million for the second quarter of 2002, compared to $1.5 million, for the same period in 2001. The average balance of commercial loans increased 19.2% and the average rate decreased 19.3%, or 165 basis points to 6.91% for the quarter ended June 30, 2002. The average balance of residential mortgage loans increased 39.9%, and the average rate decreased 9.5%, or 67 basis points to 6.40% for the same period. The average balance of home equity and other consumer loans increased 5.0% and the average rate decreased 24.1%, or 194 basis points, to 6.13%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $1.9 million, or 41.3%, to $2.6 million for the quarter ended June 30, 2002, compared to $4.5 million for the same period in 2001. This decrease was primarily attributable to a decrease in the average yield on investments of 152 basis points, or 31.3%, to 3.34% compounded by a decrease in the average balance of $53.7 million, or 14.5%, for the quarter ended June 30, 2002.

     INTEREST EXPENSE. During the second quarter of 2002, interest expense was $6.5 million, a decrease of $3.4 million, or 34.5%, compared to $9.9 million for the same period in 2001. This decrease in our interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 160 basis points, or 43.0%, to 2.13% for the quarter ended June 30, 2002. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $157.8 million, or 14.9%, between the two periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $555,000 for the quarter ended June 30, 2002, compared to $690,000 for the same period in 2001. These provisions reflect continued loan growth and excellent credit quality. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Charge-offs net of recoveries were $23,000 during the second quarter of 2002, compared to $0 for the same period in 2001.

     FEES AND OTHER INCOME. Fees and other income increased $411,000, or 3.2%, to $13.1 million for the three-month period ending June 30, 2002, compared to $12.7 million for the same period in 2001. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $207,000, or 2.1% to $9.9 million for the second quarter of 2002, compared to $9.7 million for the same period in 2001. This increase is primarily attributable to increases in assets under management for certain products that earn a higher fee offset by decreases in the total assets under management. Total assets under management decreased $224,000 or 3.3% to $6.504 billion as of June 30, 2002 compared to $6.728 billion as of June 30, 2001.

     Financial planning fees increased $425,000, or 37.1%, to $1.6 million for the second quarter of 2002, compared to $1.1 million for the same period in 2001. This increase was due in part to new business and special projects.

     Gain on sale of investment securities was $147,000 for the second quarter of 2002 compared to $670,000 for the second quarter of 2001. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $459,000 to $610,000 for the second quarter of 2002 compared to $151,000 for the second quarter of 2001. Of the total gain, $343,000 was due to individual fixed rate loans sold in the secondary market and $267,000 was a result of a $15 million sale of portfolio loans. Boston Private Bank sells virtually all of its fixed rate loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet gap.

     Cash administration fees, which consists primarily of cash management fees and liquid asset management fees, were $193,000 for the second quarter ended June 30, 2002 compared to $489,000 for the second quarter of 2001. These fees have decreased due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees, increased $89,000 to $505,000 for the second quarter of 2002.

     OPERATING EXPENSE. Total operating expense for the second quarter of 2002 increased $1.7 million, or 9.6%, to $19.1 million compared to $17.4 million for the same period in 2001. This increase was attributable to our continued growth and expansion. We experienced a 14.9% increase in total balance sheet assets and an 18.0% increase in the number of employees from June 30, 2001 to June 30, 2002.

     Salaries and benefits, the largest component of operating expense, increased $1.8 million, or 16.8%, to $12.8 million for the quarter ended June 30, 2002, from $11.0 million for the same period in 2001. This increase was due to an 18.0% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

     Occupancy and equipment expense increased $846,000, or 43.6%, to $2.8 million for the second quarter of 2002, from $1.9 million for the same period last year. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in Cambridge, Massachusetts, as well as our continued investments in technology. In addition, we plan to open offices in Newton, Massachusetts and Palo Alto, California in the second half of 2002.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $169,000, or 15.9%. This decrease is due to certain legal and consulting expenses incurred in the prior year that were one time in nature.

     Marketing and business development decreased $223,000, or 18.9%, to $956,000 for the second quarter of 2002. This is not a reflection of less commitment to growth, but simply a timing variance.

     Contract services and processing, which are the costs associated for custody and data processing, decreased $194,000 from the second quarter in 2001. This decrease is due primarily to a reduction in custody rates as well as lower balances in assets under management.

     Amortization of goodwill decreased $340,000 to $0 for the second quarter of 2002. On January 1, 2002, we adopted FASB statement 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized.

     Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. These expenses have decreased $69,000, or 5.2% to $1.3 million.

     INCOME TAX EXPENSE. We recorded income tax expense of $3.1 million for the second quarter of 2002 as compared to $2.6 million for the same period last year. The effective tax rate was 32.8% for the second quarter of 2002, compared to 33.7% for the same period in 2001. The decrease in our effective tax rate is a result of a lower percentage of fully taxable income. We have been notified by the Department of Revenue of the Commonwealth of Massachusetts that there is a proposed deficiency in the 1999 & 2000 tax returns associated with our real estate investment trust subsidiary. See "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS - BOSTON PRIVATE MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES" and "LEGAL PROCEEDINGS."

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

     NET INCOME. The Company recorded net income of $12.1 million, or $0.52 per diluted share, for the six months ended June 30, 2002 compared to $10.3 million, or $0.45 per diluted share for the six months ended June 30, 2001. This represented a 17.3% increase in net income and a 15.5% increase in earnings per share.

     NET INTEREST INCOME. For the six months ended June 30, 2002, net interest income was $31.1 million, an increase of $4.9 million, or 18.7%, over the same period in 2001. This increase was attributable to the increase in the average balance of earning assets exceeding the increased average balance of interest bearing liabilities and a decrease in the average cost of interest bearing liabilities exceeding the decrease of the average cost of interest earning assets. Our net interest margin was 4.31% for the first half of 2002, an increase of 10 basis points compared to the same period last year.

     INTEREST INCOME. During the first six months of 2002, interest income was $44.0 million, a decrease of $2.9 million, or 6.3%, compared to $46.9 million for the same period in 2001. Interest income on commercial loans decreased 8.3% to $19.2 million for the six months ended June 30, 2002, compared to $20.9 million for the same period in 2001. Interest income from residential mortgage loans increased 27.5% to $16.9 million for the first six months of 2002, compared to $13.2 million for the same period in 2001, and interest on home equity and other loans decreased 22.3% to $2.4 million for the first six months of 2002, compared to $3.1 million for the same period in 2001. The average balance of commercial loans increased 17.7% and the average rate decreased 22.1%, or 197 basis points to 7.0% for the six months ended June 30, 2002. The average balance of residential mortgage loans increased 41.1%, and the average rate decreased 9.6%, or 69 basis points to 6.4% for the same period. The average balance of home equity and other loans increased 7.7% and the average rate decreased 27.9% or 239 basis points to 6.18%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $4.1 million, or 42.6% to $5.6 million for the six months ended June 30, 2002, compared to $9.7 million for the same period in 2001. This decrease was primarily attributable to the decrease in the average yield of investments of 175 basis points, or 33.7%, to 3.45% compounded by a decrease in the average balance of $50.2 million, or 13.4%, for the six months ended June 30, 2002.

     INTEREST EXPENSE. During the first six months of 2002, interest expense was $12.9 million, a decrease of $7.8 million, or 37.8%, compared to $20.7 million for the same period in 2001. This decrease in our interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 184 basis points, or 46.2%, to 2.15% for the six months ended June 30, 2002. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $161.5 million, or 15.5%, between the two periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $1.2 million for the six months ended June 30, 2002, compared to $1.3 million for the same period in 2001. These provisions reflect continued loan growth and excellent credit quality. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Charge-offs net of recoveries were $24,000 during the first six months of 2002, compared to $32,000 in recoveries, net of charge-offs, for the same period in 2001.

     FEES AND OTHER INCOME. Fees and other income increased $1.5 million, or 6.1%, to $26.2 million for the six month period ending June 30, 2002, compared to $24.7 million for the same period in 2001. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $459,000, or 2.4% to $19.8 million for the first six months of 2002, compared to $19.3 million for the same period in 2001. This increase is primarily attributable to increases in assets under management for certain products that earn a higher fee partially offset by decreases in the total assets under management.

     Financial planning fees increased $740,000, or 32.1% to $3.0 million for the first six months of 2002, compared to $2.3 million for the same period in 2001. RINET had strong new business in the first half of this year as well as a number of special projects that accounted for the majority of the increase.

     Gain on sale of investment securities was $563,000 for the first half of 2002. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $546,000 to $881,000 for the first half of 2002. Of the total gain, $614,000 was due to individual fixed rate loans sold in the secondary market and $267,000 was a result of a $15 million sale of portfolio loans. Boston Private Bank sells virtually all of its fixed rate loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet.

     Cash administrative fees, which consists of cash management fees and liquid asset management fees, were $414,000 for the six months ended 2002 compared to $573,000 for the same period in 2001. These fees have decreased, in part, due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees increased $407,000 to $1.1 million for the first half of 2002.

     OPERATING EXPENSE. Total operating expense for the first six months of 2002 increased $4.1 million, or 12.0% to $38.2 million compared to $34.1 million for the same period in 2001. This increase is due to our continued growth and expansion. We experienced a 14.9% increase in total balance sheet assets, and an 18.0% increase in the number of employees from June 30, 2001 to June 30, 2002.

     Salaries and benefits, the largest component of operating expense, increased $3.5 million, or 15.9%, to $25.6 million for the six months ended June 30, 2002, from $22.1 million for the same period in 2001. This increase was due to an 18.0% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

     Occupancy and equipment expense increased $1.5 million, or 39.9%, to $5.2 million for the first half of 2002, from $3.7 million for the same period last year. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking office in Cambridge, Massachusetts, as well as the Company's continued investments in technology. In addition, we plan to open offices in Newton, Massachusetts and Palo Alto, California in the second half of 2002.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $301,000, or 14.9%. This decrease is due to certain legal expenses incurred in the prior year that were one time in nature.

     Marketing and business development increased $11,000, or 0.6%, to $1.8 million for the second half of 2002 as a result of increased business development activity due to growth in sales staff.

     Contract services and processing, which are the costs associated for custody and data processing, decreased $92,000, for the six months ended June 30, 2002, or 9.6%. This decrease is due primarily to a reduction in custody rates as well as lower balances in assets under management.

     Amortization of goodwill decreased $679,000 to $0 for the second half of 2002. On January 1, 2002 we adopted FASB Statement 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized.

     Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. These expenses have increased $302,000, or 11.3%, to $3.0 million primarily as a result of various items, including increased business volume and an increase in the number of employees.

     INCOME TAX EXPENSE. We recorded income tax expense of $5.8 million for the second half of 2002 as compared to $5.1 million for the same period last year. The effective tax rate was 32.3% for the second half of 2002, compared to 33.3% for the same period in 2001. The decrease in the Company's effective tax rate is a result of a lower percentage of fully taxable income. See description of pending tax matter in "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS - BOSTON PRIVATE MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES" and "LEGAL PROCEEDINGS."

RISK FACTORS AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. BOSTON PRIVATE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q. FACTORS WHICH MAY CAUSE SUCH A MATERIAL DIFFERENCE INCLUDE THOSE SET FORTH BELOW. INVESTORS IN BOSTON PRIVATE'S COMMON STOCK SHOULD CAREFULLY CONSIDER THE DISCUSSION OF RISK FACTORS BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q. REFERENCE TO "WE," "OUR," AND "US" REFER TO BOSTON PRIVATE AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS

         Competition in local banking industries coupled with our relatively small size may limit the ability of Boston Private Bank and Borel to attract and retain banking customers. Boston Private Bank and Borel face competition from the following:

         - other banking institutions (including larger Boston and Northern California and suburban commercial banking organizations);

         -        savings banks;

         -        credit unions;

         -        other financial institutions;

         - non-bank financial service companies serving eastern Massachusetts, Northern California and their respective adjoining areas; and

         - out of state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas.

         In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided.

         Because Boston Private Bank and Borel maintain smaller staffs and have fewer financial and other resources than larger institutions with which they compete, they may be limited in their ability to attract customers. In addition, some of the current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than Boston Private Bank and Borel can accommodate.

         If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN INVESTMENT MANAGEMENT CLIENTS AT CURRENT LEVELS

         Due to the intense local competition, Boston Private Bank, Borel and our investment management subsidiaries, Westfield, Sand Hill, BPVI, and RINET, may not be able to attract and retain investment management clients at current levels. In the investment management industry, we compete primarily with the following:

         -        commercial banks and trust companies;

         -        mutual fund companies;

         -        investment advisory firms;

         -        stock brokerage firms;

         -        law firms; and

         -        other financial services companies.

         Competition is especially keen in our geographic market area, because there are numerous well-established and successful investment management firms in Boston, New England and Northern California.

         Our ability to successfully attract and retain investment management clients is dependent upon our ability to compete with our competitors' investment products, level of investment performance, fees, client services and marketing and distribution capabilities.

         In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature. For the six months ended June 30, 2002, approximately 35% of our revenues were derived from investment management contracts which are typically terminable upon 30 days' notice or less. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

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

DEFAULTS IN THE REPAYMENT OF LOANS MAY NEGATIVELY IMPACT OUR BUSINESS

         Defaults in the repayment of loans by our customers may negatively impact our business. A borrower's default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

         If collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write-off the loan in whole or in part. In such situations, Boston Private Bank and Borel may acquire any real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan often exceeds the value of the assets acquired.

OUR ALLOWANCE FOR LOAN LOSSES MAY BE INADEQUATE

         The respective management of Boston Private Bank and Borel periodically make a determination of an allowance for loan losses based on available information, including the quality of the loan portfolio, economic conditions, the value of the underlying collateral and the level of non-accruing loans. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, Boston Private Bank or Borel may incur additional expenses.

         In addition, bank regulatory agencies periodically review Boston Private Bank's and Borel's respective allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require Boston Private Bank or Borel to adjust their determination of the value for these items. These adjustments could negatively impact our results of operations or financial position.

A DOWNTURN IN THE LOCAL ECONOMIES OR REAL ESTATE MARKETS COULD NEGATIVELY IMPACT OUR BANKING BUSINESS

         A downturn in the local economies or real estate markets could negatively impact our banking business. Because Boston Private Bank and Borel serve primarily individuals and smaller businesses located in Eastern Massachusetts and adjoining areas, with a particular concentration in the greater Boston metropolitan area, and Northern California, the ability of our customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including uncertainty regarding an economic recovery, increased unemployment and recently announced significant layoffs of employees by companies in Northern California and New England, as well as continuing economic uncertainty created by terrorist attacks, and the United States' war on terrorism, may negatively impact businesses in Northern California and New England. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence or market liquidity, or result in changes in interest rates, any of which could have a negative impact on our banking business.

         The commercial loans are generally concentrated in the following customer groups:

         -        real estate developers and investors;

         -        financial service providers;

         -        technology companies;

         -        manufacturing and communications companies;

         -        professional service providers;

         -        general commercial and industrial companies; and

         -        individuals.

         Boston Private Bank and Borel commercial loans, with limited exceptions, are secured by either real estate (usually, income producing residential and commercial properties), marketable securities or corporate assets (usually, accounts receivable, equipment or inventory). Our ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to either or both of Boston Private Bank and Borel. Substantially all of Boston Private Bank's and Borel's residential mortgage and home equity loans are secured by residential property in eastern Massachusetts and Northern California. As a result, conditions in the real estate markets specifically, and the Massachusetts and California economies generally, can materially impact the ability of Boston Private Bank's and Borel's borrowers to repay their loans and affect the value of the collateral securing these loans.

ENVIRONMENTAL LIABILITY ASSOCIATED WITH COMMERCIAL LENDING COULD RESULT IN
LOSSES

         In the course of business, Boston Private Bank and Borel may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties, or could find it difficult or impossible to sell the affected properties, which could have a material adverse affect on our business, financial condition and operating results.

FLUCTUATIONS IN INTEREST RATES MAY NEGATIVELY IMPACT OUR BANKING BUSINESS

         Fluctuations in interest rates may negatively impact the business of Boston Private Bank and Borel. Boston Private Bank's and Borel's sources of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. We cannot assure that a decrease in interest rates will not negatively impact our results from operations or financial position. Specifically, Borel is currently asset sensitive, which means that its interest bearing liabilities mature, or otherwise reprice, at a slower rate than its interest earning assets. As a result, in a period of declining interest rates, Borel will experience a shrinking of its interest margin as its floating rate loans will reprice immediately, while its fixed rate deposits will reprice over the course of a year. This reduction in interest rate may adversely affect Borel's earnings.

         An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowances for loan losses. Specifically, Boston Private Bank is currently liability sensitive. As a result, during periods of increasing interest rates, Boston Private Bank's results of operations may be negatively impacted. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets.

OUR COST OF FUNDS FOR BANKING OPERATIONS MAY INCREASE AS A RESULT OF GENERAL ECONOMIC CONDITIONS, INTEREST RATES OR COMPETITIVE PRESSURES

         Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. Boston Private Bank and Borel have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, Boston Private Bank and Borel have had a higher percentage of their time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at Boston Private Bank and Borel decrease relative to their overall banking operations, Boston Private Bank and Borel may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact our net interest margin.

OUR INVESTMENT MANAGEMENT BUSINESS MAY BE NEGATIVELY IMPACTED BY CHANGES IN ECONOMIC AND MARKET CONDITIONS

         Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets.

         The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000. This decline has impacted our investment management business, in particular, performance fees we earn on mutual funds for which Westfield acts as a subadvisor. In addition, following the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the world financial and securities markets experienced significant and precipitous decline in value and will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

         Westfield's, BPVI's, Sand Hill's and a portion of RINET's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although, as noted above, a portion of Westfield's contracts also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

OUR INVESTMENT MANAGEMENT BUSINESS IS HIGHLY REGULATED

         Our investment management business is highly regulated, primarily at the federal level. Four of our subsidiaries, namely Westfield, Sand Hill, BPVI, and RINET are registered investment advisers under the Investment Advisers Act of 1040, as amended. Tow of our subsidiaries, Boston Private Bank and Borel, also provide investment management services, but are regulated as banks and are not required to register as investment advisors. Each of our subsidiaries providing investment management services is subject to fiduciary laws. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. In addition, Westfield and Sand Hill act as subadvisors or advisors to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations.

         Our subsidiaries are also subject to the provisions and regulations of ERISA to the extent they act as a "fiduciary" under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

         Applicable law provides that all investment contracts with mutual fund clients may be terminated by the mutual fund without penalty, upon no later than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, without penalty, upon 30 days' notice or less.

         The failure of any of our subsidiaries that provide investment management services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of such subsidiary's registration as an investment adviser.

OUR BANKING BUSINESS IS HIGHLY REGULATED

         Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. Boston Private Financial Holdings is subject to the Bank Holding Company Act of 1956, and to regulation and supervision by the Federal Reserve Board. Boston Private Bank, as a Massachusetts chartered trust company, the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel, as a California banking corporation, is subject to regulation and supervision by the California Department of Financial Institutions and the FDIC. Federal and state laws and regulations govern numerous matters including:

     - changes in the ownership or control of banks and bank holding companies,
     - maintenance of adequate capital and the financial condition of a financial institution,
     -   permissible types,
     -   amounts and terms of extensions of credit and investments,
     -   maintenance of permissible non-banking activities,
     -   the level of reserves against deposits and
     -   restrictions on dividend payments

         The FDIC, the DFI and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and Boston Private Bank and Borel may conduct business and obtain financing.

         Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates Boston Private Bank and Borel must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including Boston Private Bank and Borel.

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED BY CERTAIN RISKS INHERENT WITH THE ACQUISITION OF OTHER COMPANIES

         We have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

         These risks include the following:

     - the risk that we will incur substantial expenses in pursuing potential acquisitions without consummating our acquisitions;
     - the risk that the acquired business will not perform in accordance with management's expectations;
     - the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our banking or investment management businesses, particularly to the extent we are covering new geographic markets;
     - the risk that management will divert its attention from other aspects of our business;
     -   the risk that we may lose key employees of the acquired business;
     - the risk that unanticipated costs or charges relating to potential acquisitions could reduce our earnings per share;
     - the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and
     - the risks of the acquired company which we may assume as a result of the acquisition.

         As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing shareholders may well experience dilution in connection with any acquisition.

         In addition, we are likely to record goodwill and other intangible assets in connection with the acquisition of other companies. Under Financial Accounting Standards Board Statement No. 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. We evaluated our recorded goodwill as of January 1, 2002, and concluded that there was no impairment as of that date. Goodwill recorded prior to implementation of Statement 142 in January 2002, contains certain intangible assets that were not separately stated at that time. Should the goodwill of a business segment be impaired, recognition of the related intangible assets, if applicable, would not be permitted under Statement 142 and would likely be included in the aggregate amount of any impairment loss. In the event that we incur an impairment loss in the future, such loss could have a material adverse effect on our consolidated financial results for the period in which such charge is taken.

ADVERSE DEVELOPMENTS IN LITIGATION COULD NEGATIVELY IMPACT OUR BUSINESS

         Since 1984, Borel has served as the trustee of a private trust that has been the subject of protracted litigation. During the last eight years there have been three actions filed in the Superior Court for San Mateo County, California, by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor. Borel has prevailed in the trial court in the second action and a final decision was issued in favor of Borel; however, the plaintiff beneficiaries made a number of filings following the trial court's decision including a notice of appeal, from the judgment on the merits. The plaintiff beneficiaries' motions for a new trial and for a preliminary injunction were denied. While the plaintiffs filed a notice of appeal from the denial of the preliminary injunction, this appeal was rendered moot by the consummation of sale and settlement agreements with UNOCAL on July 2, 2002. The third action has been held in abeyance by the trial court for several years pending disposition of the first two matters. Adverse developments in these lawsuits could have a material adverse effect on Borel's business or the combined business of our banks. For a more detailed description of this litigation, see "Legal Proceedings."

BOSTON PRIVATE BANK MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES

         Boston Private Preferred Capital Corporation is a real estate investment trust, 99.9% of which is owned by Boston Private Bank. Boston Private Bank has received from the Commonwealth of Massachusetts Department of Revenue a Notice of Intent to Assess additional state excise taxes of $1,216,889 plus interest with respect to its tax years ended December 31, 1999 and December 31, 2000 in connection with dividends it received from Boston Private Preferred Capital Corporation, its real estate investment trust subsidiary. We are aware that the Department of Revenue has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their respective 1999 and 2000 Massachusetts financial institution excise tax returns.

         The Department of Revenue contends that dividend distributions by Boston Private Preferred Capital Corporation to Boston Private Bank are fully taxable in Massachusetts. We believe that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by Boston Private Preferred Capital Corporation to Boston Private Bank. Accordingly, we have made no provision in our financial statements for the amounts assessed or additional amounts that might be assessed in the future. If the Department of Revenue is able to assess such additional state excise taxes or the Commonwealth of Massachusetts amends the relevant state tax laws, Boston Private Bank's results of operations may be adversely affected. We intend to vigorously appeal the assessment and to pursue all available means to defend our position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 2001 Form 10-K, Item 7A - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 7, 2000, Westfield received correspondence on behalf of a former client, the Retirement Board of Allegheny County (the "plaintiff"), claiming that Westfield is responsible for investment underperformance of allegedly $5.1 million when compared to the plaintiff's performance targets. On January 11, 2001, a pleading was filed in Pennsylvania state court on behalf of the plaintiff stating that an action has been commenced against the subsidiary, but containing no allegations.

         On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the same plaintiff. The complaint alleges that Westfield's management of the plaintiff's assets resulted in underperformance resulting in a loss of "more than $4 million." The complaint purports to state claims of common law breach of contract, professional negligence, and breach of fiduciary duty, as well as a claim under the Pennsylvania unfair trade practices statute, and seeks an award of damages. The complaint also raises claims against a third party investment monitor arising out of the same facts. On July 1, 2002, Westfield filed a motion to dismiss the complaint contending, among other things, that the complaint does not contain allegations as to how Westfield breached the contact or its purported fiduciary duty. A hearing on the motion is scheduled for August 27, 2002, after which the Court will determine whether to dismiss the claims against Westfield. We intend to defend this matter vigorously.

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

         In the second action ("Approval Action"), Borel requested court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. Borel prevailed in both the Removal Action and Approval Action in the trial court, and plaintiffs appealed those decisions. In February 2001, the California Court of Appeals affirmed the findings and decisions of the trial court in the Removal Action and remanded the Approval Action for limited reconsideration by the trial court. Final judgment in the Removal Action was entered in favor of Borel in March 2001. Following the trial court's decision, plaintiff beneficiaries made a number of filings (1) a motion for a new trial, which was denied by the trial court; (2) a notice of appeal from the judgment on the merits in the Approval Action (3) a motion for preliminary injunction seeking to enjoin the closing of the settlement with UNOCAL and the sale of the Guadalupe Oil Field to UNOCAL, which was denied by the trial court as well; (4) a notice of appeal from the denial of the preliminary injunction; and (5) a Petition for a Writ of Supersedeas seeking the same injunction, in effect, from the Court of Appeals, which was denied. The transactions contemplated by the Purchase and Sale Agreement and Settlement Agreement with UNOCAL closed on July 2, 2002, which rendered the appeal from the denial of the injunction moot. Plaintiff's appeal from the adverse judgment on the merits in the trial court remains pending.

         On March 18, 2002, on remand in the Approval Action, the trial court issued a statement of decision confirming its decision in favor of Borel approving the proposed Settlement Agreement and Purchase and Sale Agreement. On April 23, 2002, the plaintiff beneficiaries filed a notice of intention to file for a new trial. No date for a hearing or decision has been yet scheduled.

         In the third action ("Damages Action"), the same plaintiff beneficiaries claimed damages against Borel and Deutsche Bank for alleged mismanagement of the Andre LeRoy Trust and the other family trust in connection with oil and gas leases and the proposed sale of the Guadalupe Oil Field. In the Damages Action, plaintiffs claimed damages of $234.2 million, but that amount was unsubstantiated and the component elements of damages plaintiffs identified did not total that amount. In the trial of the Approval Action, plaintiffs submitted expert testimony of damages in the amount of $102 million, but the court found such evidence unpersuasive.

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

         On or about June 2, 2002, Boston Private Bank received from the Commonwealth of Massachusetts Department of Revenue a Notice of Intent to Assess additional state excise taxes of $1,216,889 plus interest with respect to its tax years ended December 31, 1999 and December 31, 2000 for dividends from its real estate investment trust subsidiary. We are aware that the Department of Revenue has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their respective 1999 and 2000 Massachusetts financial institution excise tax returns. Assessed amounts (including interest) ultimately paid, if any, would be deductible expenses for federal income tax purposes. We intend to vigorously appeal the assessment and to pursue all available means to defend our position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

              At the Annual Meeting of Stockholders held on April 18, 2002, stockholders of the Company approved proposals to:

                    1. elect four Class II directors of the Company to serve until the 2005 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

                                                                    FOR                             ABSTAIN
                                                               ---------------                     ---------
                    Arthur J. Bauernfeind                      15,580,110.3696                     3,211,657
                    Peter C. Bennett                           18,504,411.3696                       287,356
                    C. Michael Hazard                          18,359,217.3696                       432,550
                    Walter M. Pressey                          18,356,667.3696                       433,100

                    The term of office of each of Eugene S. Colangelo, Harold A. Fick, Allen L. Sinai, Timothy L. Vaill, Herbert S. Alexander, Lynn Thompson Hoffman, Richard N. Thielen and Charles O. Wood, III as a director of the Company continued after the annual meeting.

                    2. ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. The votes for such proposal were as follows:

                                   FOR             ABSTAIN           AGAINST
                               ----------          -------           -------
                               18,501,780          210,682            79,305

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K
         Current report on Form 8-K filed on June 18, 2002
         Item reported: Receipt of Notice of Intent to Assess additional state excise tax from Commonwealth of Massachusetts Department of Revenue

         Current report on Form 8-K filed on July 19, 2002
         Item reported: Earnings announcement for second quarter ending June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)


     August 14, 2002                                        /s/ Timothy L. Vaill
     ---------------                     ---------------------------------------
                                                                Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer


     August 14, 2002                                       /s/ Walter M. Pressey
     ---------------                     ---------------------------------------
                                                               Walter M. Pressey
                                                                   President and
                                                         Chief Financial Officer