Form 10-Q
period 2002-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2002-11-14
CIK 821127

   As filed with the Securities and Exchange Commission on November 14, 2002
================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 2002

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
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

       TEN POST OFFICE SQUARE
        BOSTON, MASSACHUSETTS                          02109
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (888) 666-1363

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002:

      Common Stock - Par Value $1.00                 22,499,107 shares
     ---------------------------------              -------------------
                 (class)                               (outstanding)

================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
              Cover Page                                                           1

              Index                                                                2

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

            Consolidated Balance Sheets                                            3

            Consolidated Statements of Operations                                  4

            Consolidated Statements of Changes in Stockholders' Equity             5

            Consolidated Statements of Cash Flows                                  6

            Notes to Consolidated Financial Statements                           7 - 12

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             13 - 22

         Risk Factors and Factors Affecting Forward-Looking Statements          23 - 29

Item 3   Quantitative and Qualitative Disclosures about Market Risk               29

Item 4   Controls and Procedures                                                  29

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                      29 - 30

Item 2   Changes in Securities and Use of Proceeds                                30

Item 3   Defaults upon Senior Securities                                          30

Item 4   Submission of Matters to a Vote of Security Holders                      30

Item 5   Other Information                                                        31

Item 6   Exhibits and Reports on Form 8-K                                         31

         Signature Page                                                           32

         Certifications                                                         33 - 34

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      2002                 2001
                                                                ----------------     ---------------
                                                                  (UNAUDITED)
                                                                ----------------     ---------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS:
     Cash and due from banks                                    $       56,773       $       43,581
     Federal funds sold                                                 48,000               14,700
     Investment securities available for sale (cost of
       $290,558 and $280,108, respectively)                            298,012              282,017
     Mortgage-backed securities available for sale (cost of
       $1,520 and $2,263, respectively)                                  1,546                2,292
     Loans held for sale                                                28,570                   --
     Loans receivable:
       Commercial                                                      627,900              538,144
       Residential mortgage                                            550,461              487,267
       Home equity and other consumer loans                             84,925               79,678
                                                               ---------------      ---------------
          Total loans                                                1,263,286            1,105,089
     Less: allowance for loan losses                                   (16,366)             (14,521)
                                                               ---------------      ---------------
          Net loans                                                  1,246,920            1,090,568

     Stock in the Federal Home Loan Bank                                 7,551                6,882
     Premises and equipment, net                                        13,480               10,365
     Goodwill                                                           16,542               17,048
     Intangible Assets                                                   1,504                  159
     Fees receivable                                                     6,639                7,198
     Accrued interest receivable                                         8,739                7,894
     Other assets                                                       28,705               26,775
                                                               ---------------      ---------------

          Total assets                                          $    1,762,981       $    1,509,479
                                                               ===============      ===============

LIABILITIES:
     Deposits                                                   $    1,347,798       $    1,145,329
     Federal funds purchased                                                 -                5,500
     FHLB borrowings                                                   132,022              124,217
     Securities sold under agreements to repurchase                     89,270               61,261
     Accrued interest payable                                            2,071                2,574
     Other liabilities                                                  30,168               30,967
                                                               ---------------      ---------------
          Total liabilities                                          1,601,329            1,369,848
                                                               ---------------      ---------------

STOCKHOLDERS' EQUITY:
     Common stock, $1.00 par value per share;
       authorized:  70,000,000 shares
       issued: 22,479,279 shares at September 30, 2002 and
       22,240,575 shares at December 31, 2001                           22,479               22,241
     Additional paid-in capital                                         73,610               70,611
     Retained earnings                                                  60,797               45,562
     Accumulated other comprehensive income                              4,766                1,217
                                                               ---------------      ---------------
          Total stockholders' equity                                   161,652              139,631
                                                               ---------------      ---------------

       Total liabilities and stockholders' equity               $    1,762,981       $    1,509,479
                                                               ===============      ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ---------------------------------  ---------------------------------
                                                               2002              2001             2002             2001
                                                           ---------------   ---------------  ---------------   ---------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend income:
     Loans                                                   $      20,365     $      19,342   $       58,788     $      56,559
     Taxable investment securities                                   1,696             2,821            5,096             7,745
     Non-taxable investment securities                                 911             1,018            2,687             3,301
     Mortgage-backed securities                                         20                39               73               135
     FHLB stock dividends                                               72                76              196               262
     Federal funds sold and other                                      206               373              437             2,611
                                                           ---------------   ---------------  ---------------   ---------------
         Total interest and dividend income                         23,270            23,669           67,277            70,613
                                                           ---------------   ---------------  ---------------   ---------------
Interest expense:
     Deposits                                                        4,916             7,612           14,175            24,479
     FHLB borrowings                                                 1,747             1,724            4,998             4,805
     Securities sold under agreements to
       repurchase and other                                            246               446              641             1,244
                                                           ---------------   ---------------  ---------------   ---------------
         Total interest expense                                      6,909             9,782           19,814            30,528
                                                           ---------------   ---------------  ---------------   ---------------
         Net interest income                                        16,361            13,887           47,463            40,085
Provision for loan losses                                              630               840            1,865             2,170
                                                           ---------------   ---------------  ---------------   ---------------
         Net interest income after provision
           for loan losses                                          15,731            13,047           45,598            37,915
                                                           ---------------   ---------------  ---------------   ---------------
Fees and other income:
     Investment management and trust                                 9,132             9,390           28,891            28,689
     Financial planning fees                                         1,455             1,297            4,501             3,604
     Deposit account service charges                                   207               209              613               605
     Gain on sale of loans                                             655               362            1,536               697
     Gain on sale of investment securities                             617               530            1,180             1,691
     Cash administration fees                                          216               314              630               887
     Other                                                             451               470            1,545             1,062
                                                           ---------------   ---------------  ---------------   ---------------
         Total fees and other income                                12,733            12,572           38,896            37,235
                                                           ---------------   ---------------  ---------------   ---------------
Operating expense:
     Salaries and employee benefits                                 13,232            12,014           38,835            34,106
     Occupancy and equipment                                         3,110             1,873            8,319             5,596
     Professional services                                             938               751            2,656             2,768
     Marketing and business development                                711               707            2,535             2,522
     Contract services and processing                                  443               352            1,309             1,310
     Merger expenses                                                     -                 -                -               139
     Amortization of goodwill                                            -               340                -             1,018
     Other                                                           1,514             1,507            4,490             4,182
                                                           ---------------   ---------------  ---------------   ---------------
         Total operating expense                                    19,948            17,544           58,144            51,641
                                                           ---------------   ---------------  ---------------   ---------------
         Income before income taxes                                  8,516             8,075           26,350            23,509
     Income tax expense                                              2,665             2,556            8,432             7,701
                                                           ---------------   ---------------  ---------------   ---------------
         Net income                                                  5,851             5,519           17,918            15,808
                                                           ===============   ===============  ===============   ===============
Per share data:
     Basic earnings per share                                $        0.26     $        0.25   $         0.80     $        0.72
                                                           ===============   ===============  ===============   ===============
     Diluted earnings per share                              $        0.25     $        0.24   $         0.77     $        0.69
                                                           ===============   ===============  ===============   ===============

     Average common shares outstanding                          22,448,821        22,149,925       22,377,786        22,084,671
     Average diluted shares outstanding                         23,347,728        23,132,915       23,399,331        23,026,427

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                               ACCUMULATED
                                                 ADDITIONAL                                        OTHER
                                    COMMON        PAID-IN        RETAINED         STOCK        COMPREHENSIVE
                                     STOCK        CAPITAL        EARNINGS     SUBSCRIPTIONS    INCOME (LOSS)      TOTAL
                                 ------------  ------------   ------------    -------------   ---------------  ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 2000       $   21,941    $   66,536     $   39,185      $      (146)    $       1,109    $  128,625
  Net income                               --            --         15,808               --                --        15,808
  Comprehensive income, net:
  Change in unrealized gain
    (loss) on securities available
    for sale, net of tax                   --            --             --               --             2,680         2,680
                                                                                                               ------------
  Total comprehensive income                                                                                         18,488
Dividends paid to shareholders                                      (3,905)                                          (3,905)
  Proceeds from issuance of
    61,038 shares of common stock          61         1,159             --               --                --         1,220
  Stock options exercised                 170         1,742             --               --                --         1,912
  Stock subscription payments              --            --             --              146                --           146
  S corporation dividends paid                                        (682)                                            (682)
                                 ------------  ------------   ------------    -------------   ---------------  ------------
Balance at September 30, 2001      $   22,172    $   69,437     $   50,406      $        --     $       3,789    $  145,804
                                 ============  ============   ============    =============   ===============  ============

Balance at December 31, 2001       $   22,241    $   70,611     $   45,562      $        --     $       1,217    $  139,631
  Net income                               --            --         17,918               --                --        17,918
  Comprehensive income, net:
  Change in unrealized gain
    (loss) on securities available
    for sale, net of tax                   --            --             --               --             3,549         3,549
                                                                                                               ------------
  Total comprehensive income                                                                                         21,467
  Dividends paid to shareholders           --            --         (2,683)              --                --        (2,683)
  Proceeds from issuance of
    96,397 shares of common stock          96           605             --               --                --           701
  Stock options exercised                 142         2,394             --               --                --         2,536
                                 ------------  ------------   ------------    -------------   ---------------  -----------
Balance at September 30, 2002      $   22,479    $   73,610     $   60,797      $        --     $       4,766    $  161,652
                                 ============  ============   ============    =============   ===============  ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                    2002                 2001
                                                               -------------        -------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                  $    17,918          $    15,809
     Adjustments to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                 1,613                 (187)
         Gain on sale of loans                                        (1,536)                (697)
         Gain on sale of investment securities                        (1,180)              (1,691)
         Provision for loan losses                                     1,865                2,170
         Distributed (undistributed) earnings of
           partnership investments                                       103                  171
         Shares issued as compensation                                   701                1,220

         Loans originated for sale                                  (130,491)             (72,725)
         Proceeds from sale of loans                                 132,027               73,422
         (Increase) decrease in:
              Fees receivable                                            559                   66
              Accrued interest receivable                               (845)                (195)
              Other assets                                            (4,086)             (13,214)
         Increase (decrease) in:
              Accrued interest payable                                  (503)                 908
              Other liabilities                                         (934)              10,658
                                                               -------------        -------------
                  Net cash provided by operating activities           15,211               15,715
                                                               -------------        -------------
Cash flows from investing activities:
     Net decrease (increase) in federal funds sold                   (33,300)               5,000
     Net decrease (increase) in money market mutual fund              19,651              (35,000)
     Investment securities available for sale:
         Purchases                                                  (154,431)            (144,183)
         Sales                                                        44,950                   --
         Maturities                                                   80,475              131,078
     Mortgage-backed securities available for sale:
         Principal payments                                              738                  740
     Net decrease (increase) in loans                               (186,299)            (174,951)
     Purchase of FHLB stock                                             (669)              (1,204)
     Recoveries on loans previously charged off                           20                   88
     Cash and cash equivalents for acquisition                          (752)                  --
     Capital expenditures                                             (5,039)              (2,873)
                                                               -------------        -------------
                  Net cash used in investing activities             (234,656)            (221,305)
                                                               -------------        -------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                             202,469              132,876
     Net increase (decrease) in repurchase agreements                 28,009                5,525
     Net increase (decrease) in federal funds purchased               (5,500)                  --
     FHLB advance proceeds                                            28,362               41,000
     FHLB advance repayments                                         (20,556)             (10,486)
     Proceeds from stock subscriptions receivable                         --                  146
     Dividends paid to stockholders                                   (2,683)              (4,182)
     S-corporation dividends paid                                         --                 (405)
     Proceeds from exercise of stock options                           2,536                1,912
                                                               -------------        -------------
                  Net cash provided by financing activities          232,637              166,386
                                                               -------------        -------------
     Net increase (decrease) in cash and due from banks               13,192              (39,204)
     Cash and due from banks at beginning of year                     43,581               79,767
                                                               -------------        -------------
     Cash and due from banks at end of period                    $    56,773           $   40,563
                                                               =============        =============

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                    $    13,408          $    29,620
     Cash paid during the period for income taxes                     11,385                9,166

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company (the "Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), registered investment advisors; and RINET Company, LLC ("RINET"), a financial planning firm and a registered investment advisor. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Asset Management Corporation, and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                              THREE MONTHS ENDED             THREE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                         ------------------------------ ----------------------------
                                     2002                           2001
                         ------------------------------ ----------------------------
                                                Per                            Per
                                               Share                          Share
                          Income     Shares   Amount     Income     Shares   Amount
                         -----------------------------  ----------------------------
                                  (In thousands, except per share amounts)
    BASIC EPS
      Net Income          $  5,851   22,449    $  0.26   $ 5,519     22,150  $  0.25
                                              ========                       =======

    EFFECT OF DILUTIVE
     SECURITIES
      Stock Options             --      899    $ (0.01)       --        983  $  (.01)

    DILUTED EPS
                         -----------------------------  ----------------------------
       Net Income         $  5,851   23,348    $  0.25   $ 5,519     23,133  $  0.24
                         =============================  ============================

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                     NINE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                               ------------------------------ ----------------------------
                                           2002                           2001
                               ------------------------------ ----------------------------
                                                      Per                            Per
                                                     Share                          Share
                                Income     Shares   Amount     Income      Shares   Amount
                               -----------------------------  ----------------------------
                                        (In thousands, except per share amounts)
           BASIC EPS
             Net Income         $ 17,918   22,378    $  0.80   $ 15,808    22,085  $  0.72
                                                    ========                       =======

           EFFECT OF DILUTIVE
            SECURITIES
             Stock Options            --    1,021    $ (0.03)        --      941  $ (0.03)

          DILUTED EPS
                               -----------------------------  ----------------------------
             Net Income         $ 17,918   23,399    $  0.77   $ 15,808    23,026  $  0.69
                               =============================  ============================

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

DESCRIPTION OF BUSINESS SEGMENTS
     Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts with automated teller machine ("ATM") access, and cash management services. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment advisory and asset management services, securities custody and trust administration. Boston Private Bank's investment management emphasis is on large-cap equity and actively managed fixed income portfolios.

     Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate, mortgage and consumer loans. Borel offers various savings plans and provides safe deposit boxes as well as other customary banking services and facilities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

     Westfield provides investment services to high net worth individuals and institutions, including endowments, foundations and pension plans throughout the U.S. Westfield specializes in separately managed growth equity portfolios, and also acts as the manager of Westfield Partners LLC, which is the general partner of four limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the small cap growth and life sciences sectors. Westfield is the investment manger for the partnerships. Westfield serves as a subadvisor to three registered mutual funds. Westfield typically invests client portfolios in stock of companies which appear to have broad market opportunities, accelerating earnings growth, low financial leverage, and cash flow sufficient to fund future growth. Its investment services include a particular focus on identifying and managing small and mid-cap equity positions as well as balanced growth accounts.

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

Sand Hill provides wealth management services to high net worth individuals and select institutions in Northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. A registered investment advisor headquartered in Menlo Park, CA, Sand Hill has special expertise in transitional wealth counsel.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2002 and 2001. The reports are in thousands of dollars.

                                                                     FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30, 2002
                              ---------------------------------------------------------------------------------------------------
                                                                                                           INTER-
INCOME STATEMENT DATA             BPBTC      BOREL       WCM      RINET       SHA      BPVI      OTHER     SEGMENT      TOTAL
                              ---------------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
  NET INTEREST INCOME         $    11,654  $   4,709  $     15  $     (2)  $      4  $      1  $      -  $     (20)  $    16,361
  NON-INTEREST INCOME               3,889      1,062     4,224     1,452        997     1,107         2          -        12,733
                              ---------------------------------------------------------------------------------------------------
  TOTAL REVENUES                   15,543      5,771     4,239     1,450      1,001     1,108         2        (20)       29,094

PROVISION FOR LOAN LOSS               450        180         -         -          -         -         -          -           630
NON-INTEREST EXPENSE                9,103      2,850     2,899     1,254        897       799     2,146          -        19,948
INCOME TAXES                        1,746        971       560        80         43       123      (858)         -         2,665
                              ---------------------------------------------------------------------------------------------------
SEGMENT PROFIT                $     4,244  $   1,770  $    780  $    116   $     61  $    186  $ (1,286)       (20)  $     5,851
                              ===================================================================================================

BALANCE SHEET DATA:
SEGMENT ASSETS                $ 1,307,876  $ 424,111  $ 10,671  $  2,477   $ 14,716  $  3,416  $ 17,304  $ (17,590)  $ 1,762,981
                              ---------------------------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30, 2001
                              ---------------------------------------------------------------------------------------------------
                                                                                                           INTER-
INCOME STATEMENT DATA             BPBTC      BOREL       WCM      RINET       SHA      BPVI      OTHER     SEGMENT      TOTAL
                              ---------------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
  NET INTEREST INCOME         $     9,770  $   4,098  $     25  $      -   $     13  $      6  $      2  $     (27)  $    13,887
  NON-INTEREST INCOME               4,039        816     4,238     1,302      1,184       992         1          -        12,572
                              ---------------------------------------------------------------------------------------------------
  TOTAL REVENUES                   13,809      4,914     4,263     1,302      1,197       998         3        (27)       26,459

PROVISION FOR LOAN LOSS               750         90         -         -          -         -         -          -           840
NON-INTEREST EXPENSE                8,791      2,455     3,146     1,091      1,413       645         3          -        17,544
INCOME TAXES                        1,008        960       467        58        (89)      152         -          -         2,556
                              ---------------------------------------------------------------------------------------------------
SEGMENT PROFIT                $     3,260  $   1,409  $    650  $    153   $   (127) $    201  $      -  $     (27) $      5,519
                              ===================================================================================================

BALANCE SHEET DATA:
SEGMENT ASSETS                $ 1,087,803  $ 375,195  $  9,748  $  2,175   $ 16,269  $  1,983  $ 24,444  $ (25,393) $  1,492,224
                              ---------------------------------------------------------------------------------------------------

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the nine months ended September 30, 2002 and 2001.

                                                                     FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30, 2002
                              ---------------------------------------------------------------------------------------------------
                                                                                                           INTER-
INCOME STATEMENT DATA             BPBTC      BOREL       WCM      RINET       SHA      BPVI      OTHER     SEGMENT      TOTAL
                              ---------------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
  NET INTEREST INCOME          $   33,918  $  13,545  $     33  $    (11)  $     11  $      5  $      9  $     (47)  $    47,463
  NON-INTEREST INCOME              11,268      2,993    13,962     4,493      3,240     2,995       (55)                  38,896
                              ---------------------------------------------------------------------------------------------------
  TOTAL REVENUES                   45,186     16,538    13,995     4,482      3,251     3,000       (46)       (47)       86,359

PROVISION FOR LOAN LOSS             1,325        540         -         -          -         -         -          -         1,865
NON-INTEREST EXPENSE               25,533      7,970     9,231     3,711      2,990     2,223     6,486          -        58,144
INCOME TAXES                        5,199      3,089     1,993       316        107       305    (2,577)         -         8,432
                              ---------------------------------------------------------------------------------------------------
SEGMENT PROFIT                 $   13,129  $   4,939  $  2,771  $    455   $    154  $    472  $ (3,955) $     (47)  $    17,918
                              ===================================================================================================

BALANCE SHEET DATA:
SEGMENT ASSETS                 $1,307,876  $ 424,111  $ 10,671  $  2,477   $ 14,716  $  3,416  $ 17,304  $ (17,590)  $ 1,762,981
                              ---------------------------------------------------------------------------------------------------

                                                                     FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30, 2001
                              ---------------------------------------------------------------------------------------------------
                                                                                                           INTER-
INCOME STATEMENT DATA             BPBTC      BOREL       WCM      RINET       SHA      BPVI      OTHER     SEGMENT      TOTAL
                              ---------------------------------------------------------------------------------------------------
REVENUES FROM CUSTOMERS
  NET INTEREST INCOME          $   27,468  $  12,547  $     61  $    (10)  $     52  $     18  $     16  $     (67)  $    40,085
  NON-INTEREST INCOME              11,361      2,482    13,184     3,619      3,597     2,988         4          -        37,235
                              ---------------------------------------------------------------------------------------------------
  TOTAL REVENUES                   38,829     15,029    13,245     3,609      3,649     3,006        20        (67)       77,320

PROVISION FOR LOAN LOSS             1,900        270         -         -          -         -         -          -         2,170
NON-INTEREST EXPENSE               25,641      7,368     9,584     3,088      3,790     2,150        20          -        51,641
INCOME TAXES                        2,653      2,988     1,529       187        (58)      402         -          -         7,701
                              ---------------------------------------------------------------------------------------------------
SEGMENT PROFIT                 $    8,635  $   4,403  $  2,132  $    334   $    (83) $    454  $      -  $     (67)  $    15,808
                              ===================================================================================================

BALANCE SHEET DATA:
SEGMENT ASSETS                 $1,087,803  $ 375,195  $  9,748  $  2,175   $ 16,269  $  1,983  $ 24,444  $ (25,393)  $ 1,492,224
                              ---------------------------------------------------------------------------------------------------

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

     The Company evaluated its recorded goodwill under Statement 142 as of January 1, 2002, and concluded that there was no impairment as of that date. Under Statement 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. The estimated deferred purchase price for Sand Hill is contingent upon performance hurdles and other factors. An adjustment was made to reduce the estimated purchase price based on current performance and market conditions and the estimated impact that has on future payments. During 2002, BPVI recorded $598,000 of goodwill in connection with the acquisition of Edward Goldberg's business and services (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS).

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortization and changes in the carrying amount of goodwill by segment are as follows:

                                    GOODWILL
                                                                  Boston
                                                                 Private         Sand
                                                       Total       Bank          Hill     BPVI
                                                   -----------------------------------------------
Balance as of December 31, 2001                     $   17,048  $   2,286   $   14,449   $   313
Goodwill recorded during the period                        598                           $   598
Amortization                                                 -
Adjust estimated deferred purchase price                (1,104)                 (1,104)
                                                   -----------------------------------------------
Balance as of September 30, 2002                    $   16,542  $   2,286   $   13,345   $   911
                                                   ===============================================
Balance as of December 31, 2000                     $   18,193  $   2,550   $   15,278   $   365
Amortization                                            (1,019)      (198)        (782)      (39)
                                                   -----------------------------------------------
Balance as of September 30, 2001                    $   17,174  $   2,352   $   14,496   $   326
                                                   ===============================================

The net income and earnings per share would have been as follows if there had been no amortization in 2001.

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                         2002      2001             2002          2001
                                                   -----------------------    --------------------------
Reported net income                                 $    5,851  $   5,519      $    7,918    $   15,808
Add back : Goodwill amortization (net of tax)                -        207               -           621
                                                   -----------------------    --------------------------
Adjusted net income                                 $    5,851  $   5,726      $    7,918    $   16,429
                                                   =======================    ==========================
Basic earnings per share
        Reported net income                         $     0.26  $    0.25      $     0.80    $     0.72
        Goodwill amortization (net of tax)                   -       0.01               -          0.03
                                                   -----------------------    --------------------------
        Adjusted net income                         $     0.26  $    0.26      $     0.80    $     0.74
                                                   =======================    ==========================
Diluted earnings per share
        Reported net income                         $     0.25  $    0.24      $     0.77    $     0.69
        Goodwill amortization (net of tax)                   -       0.01               -          0.03
                                                   -----------------------    --------------------------
        Adjusted net income                         $     0.25  $    0.25      $     0.77    $     0.71
                                                   =======================    ==========================

5) OTHER MATTERS

     Boston Private Financial Holdings, Inc. (the "Company") is the holding company for Boston Private Bank & Trust Company (the "Bank") and its subsidiary company, Boston Private Preferred Capital Corporation ("BPPCC"), a real estate investment trust 99.9% owned by the Bank. The Bank has received notice of assessment from The Commonwealth of Massachusetts Department of Revenue ("DOR") for tax years ended December 31, 1999, 2000 and 2001. The Company is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

     The DOR contends that dividend distributions by BPPCC to the Bank are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPPCC to the Bank. Accordingly, no provision has been made in the Company's financial statements for the amounts assessed or additional amounts that might be assessed in the future. Management has estimated the potential impact to be approximately $2.6 million, net of federal tax benefit and excluding interest and penalties, for 1999 through September of 2002. The Company intends to vigorously appeal the assessment and to pursue all available means to defend its position.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

     On June 10, 2002, BPVI appointed Edward Goldberg("Goldberg") as a senior vice president. In connection with this appointment, BPVI agreed to purchase Goldberg's business. The estimated purchase price at close was $1.7 million and is to be paid in three installments as follows: 40% in September, 2002, 30% in September, 2003 and 2004. The estimated purchase price was increased by $258,000 in connection with the first payment which was made during the third quarter of 2002.

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

     On August 31, 2000, we acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 70% cash and 30% common stock for each payment. At closing, we issued 258,395 shares of our common stock in connection with the transaction. In the fourth quarter of 2001, we issued an additional 15,933 shares of our common stock in connection with the first annual contingent payment. The estimated purchase price was reduced by $1.1 million due to a reduction in the amount of the estimated remaining deferred purchase payments. This acquisition was accounted for as a

"purchase" and, accordingly, our results of operations and financial position include this enterprise on a consolidated basis since the date of the acquisition.

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

     In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment as well as changes that occur at the business segment. Impairment testing was performed upon adoption of Statement 142 in January 2002. Management engaged independent consultants to assist in this initial impairment testing. Management intends to test for impairment periodically, but at least annually, as required by Statement 142. As of September 30, 2002, we had recorded goodwill and identifiable intangible assets in an aggregate amount of approximately $18.0 million.

FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $253.5 million, or 16.8%, to $1.8 billion at September 30, 2002 from $1.5 billion at December 31, 2001. This increase was primarily driven by deposit growth, which was used to fund new loans.

     INVESTMENTS. Total investments (consisting of cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $62.4 million or 17.9% to $411.9 million, or 23.4% of total assets, at September 30, 2002, from $349.5 million, or 23.2% of total assets, at December 31, 2001. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and our liquidity.

     The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2002 and December 31, 2001:

                                        AMORTIZED     UNREALIZED               MARKET
                                        COST          GAINS        LOSSES      VALUE
                                       --------------------------------------------------
                                                                      (IN THOUSANDS)
AT SEPTEMBER 30, 2002
Money market mutual funds               $  24,500     $       -    $       -   $  24,500
U.S. Government and agencies              136,397         3,942            -     140,339
Corporate bonds                            25,781           270          (92)     25,959
Municipal bonds                           103,880         3,334            -     107,214
Mortgage-backed securities                  1,520            26            -       1,546
                                       --------------------------------------------------
   Total investments                    $ 292,078     $   7,572    $     (92)  $ 299,558
                                       ==================================================

AT DECEMBER 31, 2001
Money market mutual funds               $  44,151     $       -    $       -   $  44,151
U.S. Government and agencies              105,273         1,493         (749)    106,017
Corporate bonds                            33,854           556          (42)     34,368
Municipal bonds                            96,830         1,123         (472)     97,481
Mortgage-backed securities                  2,263            29            -       2,292
                                       --------------------------------------------------
   Total investments                    $ 282,371     $   3,201    $  (1,263)  $ 284,309
                                       ==================================================

     LOANS. Total loans not held for sale increased $158.2 million, or 14.3%, during the first nine months of 2002 to $1.263 billion, or 71.7% of total assets, at September 30, 2002, from $1.105 billion, or 73.2% of total assets, at December 31, 2001. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the demand for financing. Residential lending in the New England area continued to experience growth both in the refinancing and purchase markets due to the low interest rate environment. Commercial loans increased $89.8 million, or 16.7%, and residential mortgage loans increased $63.2 million, or 13.0%, during the first nine months of 2002. Loans held for sale increased $28.6 million as more mortgage loans are being originated for sale to manage our balance sheet, satisfy our customers demand for long term fixed rate loans and increase our fee income.

     RISK ELEMENTS. Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $261,000 during the first nine months of 2002 to $1,165,000, or 0.07% of total assets, at September 30, 2002, from $904,000, or 0.06% of total assets, at December 31, 2001. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

     At September 30, 2002, loans with an aggregate balance of $617,000, or 0.05% of total loans, were 30 to 89 days past due, a decrease of $3.0 million as compared to $3.6 million, or 0.33% of total loans, as of December 31, 2001. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

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

     The following table is an analysis of our allowance for loan losses for the periods indicated:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------------------------- ------------------------------
                                                               2002            2001            2002           2001
                                                         ---------------- --------------- -------------- ---------------
                                                              (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)
Ending gross loans                                       $ 1,263,286      $ 1,054,204     $ 1,263,286     $ 1,054,204

Allowance for loan losses, beginning of period           $    15,732      $    12,862     $    14,521     $    11,500
   Provision for loan losses                                     630              840           1,865           2,170
   Charge offs                                                   (13)             (34)            (40)            (45)
   Recoveries                                                     17               45              20              88
                                                         ---------------- --------------- -------------- ---------------
Allowance for loan losses, end of period                 $    16,366      $    13,713     $    16,366     $    13,713
                                                         ================ =============== ============== ===============

Allowance for loan losses to ending gross loans                 1.30%            1.30%           1.30%           1.30%
                                                         ================ =============== ============== ===============

     DEPOSITS. We experienced an increase in total deposits of $202.5 million, or 17.7%, during the first nine months of 2002, to $1.348 billion, or 76.4% of total assets, at September 30, 2002, from $1.145 billion, or 75.9% of total assets, at December 31, 2001. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first nine months of 2002. In addition, we believe clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace. The following table shows the composition of our deposits at September 30, 2002 and December 31, 2001:

                                                        SEPTEMBER 30, 2002               DECEMBER 31, 2001
                                                ------------------------------   ------------------------------
                                                                 AS A % OF                        AS A % OF
                                                   BALANCE         TOTAL            BALANCE         TOTAL
                                                ------------------------------   ------------------------------
Demand deposits                                 $   231,008           17.2%       $   201,001           17.5%
NOW                                                 167,539           12.4%           146,454           12.8%
Savings                                              22,524            1.7%            22,710            2.0%
Money Market                                        675,734           50.1%           541,905           47.3%
Certificates of deposit under $100,000               82,617            6.1%            82,631            7.2%
Certificates of deposit $100,000 or greater         168,376           12.5%           150,628           13.2%
                                                --------------- --------------   ---------------- -------------
  Total                                         $ 1,347,798          100.0%       $ 1,145,329          100.0%
                                                =============== ==============   ================ =============

     BORROWINGS. Total borrowings (consisting of federal funds purchased, FHLB borrowings, and securities sold under agreements to repurchase ("repurchase agreements")) increased $30.3 million, or 15.9%, during the first nine months of 2002 to $221.3 million from $191.0 million at December 31, 2001. To better manage interest rate risk and to help protect our net interest margin, we utilize borrowings to fund a portion of fixed rate assets.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2002, cash, federal funds sold and securities available for sale amounted to $404.3 million, or 22.9% of total assets of the Company. This compares to $342.6 million, or 22.7% of total assets, at December 31, 2001.

     In general, Boston Private Bank maintains a liquidity target of 15% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston and as such has access to both short and long-term borrowings of up to $432.8 million as of September 30, 2002. In addition, Boston Private Bank maintains short-term lines of credit at the Federal Reserve Bank and other correspondent banks totaling $79.0 million, and has established brokered certificate of deposit lines with several institutions aggregating $120.0 million. We believe that at September 30, 2002, Boston Private Bank had adequate liquidity to meet its commitments for the foreseeable future.

     In general, Borel maintains a minimum liquidity target of 20%. Borel is a member of the FHLB of San Francisco, and as such has access to both short and long-term borrowings of up to $17.0 million as of September 30, 2002. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. We believe that at September 30, 2002, Borel had adequate liquidity to meet its commitments for the foreseeable future.

     Westfield's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At September 30, 2002 Westfield had working capital of approximately $5.6 million. We believe that at September 30, 2002, Westfield had adequate liquidity to meet its commitments for the foreseeable future.

     RINET's primary source of liquidity consists of financial planning and asset management fees that are collected on a quarterly basis. At September 30, 2002, RINET had working capital of approximately $809,000. We believe that at September 30, 2002, RINET had adequate liquidity to meet its commitments for the foreseeable future.

     Sand Hill's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At September 30, 2002 Sand Hill had working capital of approximately $51,000. We believe that at September 30, 2002, Sand Hill had adequate liquidity to meet its commitments for the foreseeable future.

     BPVI's primary source of liquidity consists of investment management fees that are collected on a quarterly basis. At September 30, 2002 BPVI had working capital of approximately $125,000. We believe that at September 30, 2002, BPVI had adequate liquidity to meet its commitments for the foreseeable future.

     Boston Private Financial Holdings' primary sources of funds are dividends from our subsidiaries, issuance of our common stock and borrowings. We believe that we have adequate liquidity to meet our commitments for the foreseeable future.

     CAPITAL RESOURCES. Our stockholders' equity at September 30, 2002 was $161.7 million, or 9.2% of total assets, compared to $139.6 million, or 9.2% of total assets at December 31, 2001. The dollar increase was the result of our net income for the first nine months of 2002 of $17.9 million, combined with common stock issued in connection with stock grants to employees, proceeds from options exercised and the change in accumulated other comprehensive income reduced by dividends paid to shareholders.

     The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel, which are our wholly-owned subsidiaries, must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's and Borel's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off- balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2002 and December 31, 2001:

                                                                                                TO BE WELL CAPITALIZED
                                                              FOR CAPITAL ADEQUACY PURPOSES     UNDER PROMPT CORRECTIVE
                                          ACTUAL                                                   ACTION PROVISIONS
                              ------------------------------- ------------------------------- ----------------------------
                                   AMOUNT           RATIO          AMOUNT          RATIO          AMOUNT         RATIO
                              --------------- --------------- --------------- -------------- -------------- --------------
                                                                 (DOLLARS IN THOUSANDS)
AS OF SEPTEMBER 30, 2002:
   Total risk-based capital
       Company                    153,729           12.91%         95,237         >  8.0%        119,046        > 10.0%
       Boston Private Bank         92,917           11.36          65,416            8.0          81,770          10.0
       Borel                       39,682           11.12          28,547            8.0          35,683          10.0
   Tier I risk-based
       Company                    138,830           11.66          47,619            4.0          71,428           6.0
       Boston Private Bank         82,682           10.11          32,708            4.0          49,062           6.0
       Borel                       35,215            9.87          14,273            4.0          21,410           6.0
    Tier I leverage capital
       Company                    138,830            8.07          68,830            4.0          86,037           5.0
       Boston Private Bank         82,682            6.45          51,264            4.0          64,081           5.0
       Borel                       35,215            8.26          17,062            4.0          21,328           5.0

AS OF DECEMBER 31, 2001:

   Total risk-based capital
       Company                    133,673           13.43%         79,637         >  8.0%         99,547        > 10.0%
       Boston Private Bank         78,045           11.56          54,008            8.0          67,510          10.0
       Borel                       30,147            9.76          24,718            8.0          30,897          10.0
   Tier I risk-based
       Company                    121,199           12.18          39,819            4.0          59,728           6.0
       Boston Private Bank         69,587           10.31          27,004            4.0          40,506           6.0
       Borel                       26,277            8.50          12,359            4.0          18,538           6.0
    Tier I leverage capital
       Company                    121,199            8.05          60,186            4.0          75,233           5.0
       Boston Private Bank         69,587            6.30          44,167            4.0          55,209           5.0
       Borel                       26,277            6.83          15,396            4.0          19,245           5.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     NET INCOME. The Company recorded net income of $5.9 million, or $0.25 per diluted share, for the quarter ended September 30, 2002 compared to $5.5 million, or $0.24 per diluted share for the quarter ended September 30, 2001. This represented a 6.0% increase in net income and a 4.2% increase in earnings per share.

     NET INTEREST INCOME. For the quarter ended September 30, 2002, net interest income was $16.4 million, an increase of $2.5 million, or 17.8%, over the same period in 2001. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest earning assets and liabilities. The Company's net interest margin was 4.06% for the third quarter of 2002, an increase of 2 basis points compared to the same period last year.

     INTEREST INCOME. During the third quarter of 2002, interest income was $23.3 million, a decrease of $400,000 or 1.7%, compared to $23.7 million for the same period in 2001. Interest income on commercial loans decreased 0.4% to $10.2 million for the quarter ended September 30, 2002, compared to $10.3 million for the same period in 2001. Interest income from residential mortgage loans increased 15.1% to $8.9 million for the third quarter of 2002, compared to $7.7 million for the same period in 2001, and interest on home equity and other loans decreased 7.3% to $1.3 million for the third quarter of 2002, compared to $1.4 million, for the same period in 2001. The average balance of commercial loans increased 20.1% and the average rate decreased 17%, or 139 basis points to 6.76% for the quarter ended September 30, 2002. The average balance of residential mortgage loans increased 29.7%, and the average rate decreased 11.3%, or 78 basis points to 6.15% for the same period. The average balance of home equity and other loans increased 10.3% and the average rate decreased 16.0%, or 118 basis points, to 6.19%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $1.4 million, or 32.9%, to $2.9 million for the quarter ended September 30, 2002, compared to $4.3 million for the same period in 2001. This decrease was primarily attributable to a decrease in the average interest rate of 140 basis points on the investments. This represents a 31.1% decline to 3.10%. This decrease was compounded by a decrease in the average balance of $9.6 million, or 2.5% for the quarter ended September 30, 2002.

     INTEREST EXPENSE. During the third quarter of 2002, interest expense was $6.9 million, a decrease of $2.8 million, or 29.4%, compared to $9.8 million for the same period in 2001. This decrease in the Company's interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 135 basis points, or 39.5%, to 2.07% for the quarter ended September 30, 2002. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $192,000, or 16.8%, between the two periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $630,000 for the quarter ended September 30, 2002, compared to $840,000 for the same period in 2001. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Recoveries net of charge-offs were $4,000 during the third quarter of 2002, compared to $11,000, for the same period in 2001.

     FEES AND OTHER INCOME. Fees and other income increased $161,000, or 1.3%, to $12.7 million for the three-month period ending September 30, 2002, compared to $12.6 million for the same period in 2001. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees decreased $258,000, or 2.7% to $9.1 million for the third quarter of 2002, compared to $9.4 million for the same period in 2001. This decrease is attributable to a decrease in the average fees earned on assets under management offset by a 3.3% increase in AUM.

     Financial planning fees increased $158,000, or 12.2%, to $1.5 million for the third quarter of 2002, compared to $1.3 million for the same period in 2001. This increase was due to both new business and special projects.

     Gain on sale of investment securities was $617,000 for the third quarter of 2002 compared to $530,000 for the third quarter of 2001. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $293,000 to $655,000 for the third quarter of

2002 compared to $362,000 for the third quarter of 2001. Of the total gain, $625,000 was due to individual fixed rate loans sold in the secondary market and $30,000 was a result of portfolio loans sold in the ordinary course of business. Boston Private Bank sells virtually all of its fixed rate loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet gap.

     Cash administration fees, which consist primarily of cash management fees and liquid asset management fees, were $216,000 for the quarter ended September 30, 2002 compared to $314,000 for the third quarter of 2001. These fees have decreased due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees, decreased $67,000 to $451,000 for the third quarter of 2002.

     OPERATING EXPENSE. Total operating expense for the third quarter of 2002 increased $2.4 million, or 13.7%, to $19.9 million compared to $17.5 million for the same period in 2001. This increase was attributable to our continued growth and expansion. We experienced an 18.1% increase in total balance sheet assets and a 12.9% increase in the number of employees from September 30, 2001 to September 30, 2002.

     Salaries and benefits, the largest component of operating expense, increased $1.2 million, or 10.1%, to $13.2 million for the quarter ended September 30, 2002, from $12.0 million for the same period in 2001. This increase was due to a 12.9% increase in the number of employees, normal salary increases, and the related taxes and benefits thereon, partially offset by a reduced level of employee incentive-based compensation.

     Occupancy and equipment expense increased $1.2 million, or 66.0%, to $3.1 million for the third quarter of 2002, from $1.9 million for the same period last year. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking offices in Cambridge, Massachusetts, Newton, Massachusetts and Palo Alto, California as well as our continued investments in technology.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $187,000, or 24.9%. This is a result of increased expenditures for legal, audit and consulting.

     Contract services and processing, which are mostly costs associated with custody and data processing, increased $91,000 from the third quarter in 2001. This increase was due primarily to continued investments in our data processing systems and due to increased transaction volumes and expansion of the Boston Private Bank ATM network .

     Amortization of goodwill was eliminated in January 1, 2002 due to the adoption of FASB statement 142 on that date. Amortization was $340,000 for the third quarter of 2001. Statement 142 eliminated the amortization of goodwill and the amortization of other indefinite life intangibles.

     Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. These expenses have increased $7,000, or 0.5% to $1.5 million.

     INCOME TAX EXPENSE. We recorded income tax expense of $2.7 million for the third quarter of 2002 as compared to $2.6 million for the same period last year. The effective tax rate was 31.3% for the third quarter of 2002, compared to 31.7% for the same period in 2001. The decrease in our effective tax rate is a result of a lower percentage of fully taxable income. We have been notified by the Department of Revenue of The Commonwealth of Massachusetts that there is a proposed deficiency in the 1999, 2000 and 2001 tax returns associated with our real estate investment trust subsidiary. See "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS - BOSTON PRIVATE MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES" and "LEGAL PROCEEDINGS."

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     NET INCOME. The Company recorded net income of $17.9 million, or $0.77 per diluted share, for the nine months ended September 30, 2002 compared to $15.8 million, or $0.69 per diluted share for the nine months ended September 30, 2001. This represented a 13.3% increase in net income and an 11.6% increase in earnings per share.

     NET INTEREST INCOME. For the nine months ended September 30, 2002, net interest income was $47.5 million, an increase of $7.4 million, or 18.4%, over the same period in 2001. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest earning assets and liabilities. Our net interest margin was 4.21% for the nine months ended September 30, 2002, an increase of 6 basis points compared to the same period last year.

     INTEREST INCOME. During the first nine months of 2002, interest income was $67.3 million, a decrease of $3.3 million, or 4.7%, compared to $70.6 million for the same period in 2001. The average rate for interest earning assets decreased 17.6% or 125 basis point to 5.85%, while the average balance of earning assets increased by 15.6% or $207.5 million to $1.53 billion.
Interest income on commercial loans decreased 5.7% to $29.4 million for the nine months ended September 30, 2002, compared to $31.2 million for the same period in 2001. Interest income from residential mortgage loans increased
22.9% to $25.7 million for the first nine months of 2002, compared to $20.9 million for the same period in 2001, and interest on home equity and other loans decreased 17.6% to $3.7 million for the first nine months of 2002, compared to $4.5 million for the same period in 2001. The average balance of commercial loans increased 19.0% and the average rate decreased 20.8%, or 180 basis points to 6.9% for the nine months ended September 30, 2002. The average balance of residential mortgage loans increased 36.9%, and the average rate decreased 10.2%, or 72 basis points to 6.3% for the same period. The average balance of home equity and other loans increased 8.6% and the average rate decreased 24.2% or 197 basis points to 6.18% causing interest earned on these loans to decrease to $3.7 million from $4.5 million.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $5.6 million, or 39.6% to $8.5 million for the nine months ended September 30, 2002, compared to $14.1 million for the same period in 2001. This decrease was primarily attributable to the decrease in the average yield of investments of 165 basis points, or 33.2%, to 3.32%, compounded with a decrease in the average balance of $36.0 million, or 9.6%, for the nine months ended September 30, 2002.

     INTEREST EXPENSE. During the first nine months of 2002, interest expense was $19.8 million, a decrease of $10.7 million, or 35.1%, compared to $30.5 million for the same period in 2001. This decrease in our interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 167 basis points, or 44.1%, to 2.12% for the nine months ended September 30, 2002. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $172,000, or 16.1%, between the two periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $1.9 million for the nine months ended September 30, 2002, compared to $2.2 million for the same period in 2001. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Charge-offs net of recoveries were $21,000 during the first nine months of 2002, compared to $43,000 in recoveries, net of charge-offs, for the same period in 2001.

     FEES AND OTHER INCOME. Fees and other income increased $1.7 million, or 4.5%, to $38.9 million for the nine month period ending September 30, 2002, compared to $37.2 million for the same period in 2001. The majority of fee income was attributable to investment management and trust fees earned on assets under management.

     Investment management and trust fees earned on assets under management increased $202,000, or 0.7% to $28.9 million for the first nine months of 2002, compared to $28.7 million for the same period in 2001. Assets under management at September 30, 2002 increased 3.3% over the year earlier figure. However, when assets under management are adjusted for those affiliates that bill in advance, assets under management increased by 0.4%, consistent with the 0.7% increase in fees.

     Financial planning fees increased $897,000, or 24.9% to $4.5 million for the first nine months of 2002, compared to $3.6 million for the same period in 2001. RINET had strong new business in the first nine months of this year as well as a number of special projects.

     Gain on sale of investment securities was $1.2 million for the first nine months of 2002 compared to $1.7 million for 2001. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $839,000 to $1.5 million for the first nine months of 2002. Of the total gain, $1.2 million was due to individual fixed rate loans sold in the secondary market and $297,000 was a result of portfolio loans sold in the ordinary course of business. Boston Private Bank sells virtually all of its fixed rate loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet.

     Cash administrative fees, which consist of cash management fees and liquid asset management fees, were $630,000 for the nine months ended 2002 compared to $887,000 for the same period in 2001. These fees have decreased, in part, due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees, increased $340,000 to $2.2 million for the first nine months of 2002.

     OPERATING EXPENSE. Total operating expense for the first nine months of 2002 increased $6.5 million, or 12.9% to $58.1 million compared to $51.5 million for the same period in 2001. This increase is due to our continued growth and expansion. We experienced an 18.1% increase in total balance sheet assets, and a 12.9% increase in the number of employees from September 30, 2001 to September 30, 2002.

     Salaries and benefits, the largest component of operating expense, increased $4.7 million, or 13.9%, to $38.8 million for the nine months ended September 30, 2002, from $34.1 million for the same period in 2001. This increase was due to a 12.9% increase in the number of employees, normal salary increases, and the related taxes and benefits thereon.

     Occupancy and equipment expense increased $2.7 million, or 48.7%, to $8.3 million for the first nine months of 2002, from $5.6 million for the same period last year. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking offices in Cambridge, Massachusetts, Newton, Massachusetts and Palo Alto, California as well as our continued investments in technology.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses decreased $112,000, or 4%. This decrease is due to certain legal expenses incurred in the prior year.

     Marketing and business development increased $13,000, or 0.5%, to $2.5 million for the first nine months of 2002 as a result of increased business development activity due to growth in sales staff offset by decreases in marketing and advertising.

     Contract services and processing, which are the costs associated for custody and data processing, were flat as compared to the nine months ended September 30, 2002

     Amortization of goodwill was zero in 2002 and was $1,019,000 for the first nine months of 2001. On January 1, 2002 we adopted FASB Statement 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized.

     Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. These expenses have increased $310,000, or 7.4%, to $4.5 million primarily as a result of increased business volume, an increase in the number of employees., and increased insurance costs.

     INCOME TAX EXPENSE. We recorded income tax expense of $8.4 million for the first nine months of 2002 as compared to $7.7 million for the same period last year. The effective tax rate was 32.0% for the nine months of 2002, compared to 32.8% for the same period in 2001. The decrease in the Company's effective tax rate is a result of a lower percentage of fully taxable income. See description of pending tax matter in "RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS - BOSTON PRIVATE MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES" and "LEGAL PROCEEDINGS."

RISK FACTORS AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. BOSTON PRIVATE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS SET FORTH IN THIS QUARTERLY REPORT ON FORM 10-Q. FACTORS WHICH MAY CAUSE SUCH A MATERIAL DIFFERENCE INCLUDE THOSE SET FORTH BELOW. INVESTORS IN BOSTON PRIVATE'S COMMON STOCK SHOULD CAREFULLY CONSIDER THE DISCUSSION OF RISK FACTORS BELOW, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q. REFERENCE TO "WE," "OUR," AND "US" REFER TO BOSTON PRIVATE AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS.

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

     In addition, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature. For the six months ended September 30, 2002, approximately 35% of our revenues were derived from investment management contracts which are typically terminable upon 30 days' notice or less. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

     Moreover, Westfield receives performance-based fees resulting from its status as investment manager of four limited partnerships. The amount of these investment performance fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. Westfield, BPVI, RINET, and Sand Hill are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition.

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

FLUCTUATIONS IN INTEREST RATES MAY NEGATIVELY IMPACT OUR BANKING BUSINESS

     Fluctuations in interest rates may negatively impact the business of Boston Private Bank and Borel. 55.0% of consolidated revenues comes from net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates and changes in the relationship between short term and long term interest rates. Changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. We cannot assure that a change in interest rates will not negatively impact our results from operations or financial position. Both banks try to structure their balance sheets to minimize interest rate risk but changes in interest rates may adversely impact our net interest margin.

     An increase in interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowances for loan losses. Specifically, Boston Private Bank and Borel are both currently liability sensitive. This means that the interest-bearing liabilities reprice faster than the interest-earning assets. As a result, during periods of increasing interest rates, the results of operations may be negatively impacted. Increases in interest rates also may reduce the demand for loans and, as a result, the amount of loan and commitment fees. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of our investment securities and other interest-earning assets. The bank's employ interest floors on a portion of their loan portfolios and prepayment penalties on some of the commercial loans at Boston Private Bank and the commercial real estate loans at Borel to help manage the interest margin in a falling-rate environment.

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

     The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000. This decline has impacted our investment management business, in particular, performance fees we earn on limited partnerships for which Westfield acts as a manager. In addition, following the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the world financial and securities markets experienced significant and precipitous decline in value and will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

     Most of the investment management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although, as noted above, a portion of Westfield's contracts also provide for the payment of fees based on investment performance. Because most contracts provide for fees based on market values of securities fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

OUR INVESTMENT MANAGEMENT BUSINESS IS HIGHLY REGULATED

     Our investment management business is highly regulated, primarily at the federal level. Four of our subsidiaries, namely Westfield, Sand Hill, BPVI, and RINET are registered investment advisers under the Investment Advisers Act of 1940, as amended. Two of our subsidiaries, Boston Private Bank and Borel, also provide investment management services, but are regulated as banks and are not required to register as investment advisors. Each of our subsidiaries providing investment management services is subject to fiduciary laws. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. In addition, Westfield and Sand Hill act as subadvisors or advisors to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations.

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

BOSTON PRIVATE BANK MAY OWE ADDITIONAL MASSACHUSETTS STATE TAXES

     Boston Private Preferred Capital Corporation is a real estate investment trust, 99.9% of which is owned by Boston Private Bank. Boston Private Bank has received notice of assessment from the DOR for tax years ended December 31, 1999, 2000 and 2001. We are aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their Massachusetts financial institution excise tax returns.

     The DOR contends that dividend distributions by Boston Private Preferred Capital Corporation to Boston Private Bank are fully taxable in Massachusetts. We believe that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by Boston Private Preferred Capital Corporation to Boston Private Bank. Accordingly, we have made no provision in our financial statements for the amounts assessed or additional amounts that might be assessed in the future. If the DOR is able to assess such additional state excise taxes or The Commonwealth of Massachusetts amends the relevant state tax laws, Boston Private Bank's results of operations may be adversely affected. We intend to vigorously appeal the assessment and to pursue all available means to defend our position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 2001 Form 10-K, Item 7A - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) BPFH has established and maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing date of this report, under the supervision and with the participation of BPFH's Chief Executive Officer and the Chief Financial Officer, BPFH has evaluated the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that BPFH's disclosure controls and procedures were effective as of the date of evaluation.

     (b) There were no significant changes in BPFH's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

     On or around May 3, 2002, over a year following the filing of the praecipe (a writ), and three years after the relevant events alleged in the Complaint, the Retirement Board of Allegheny County filed a complaint against Westfield, among others, alleging breach of contract and other common law duties. The complaint alleges that a former employee of Westfield failed to uphold his contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million due to under-performance of a benchmark in 1998. Notwithstanding that the fund managed by Westfield under the terms of the governing contract made significant gains above the Board's initial investment, the Board brought the action for an alleged opportunity loss. The complaint does not identify what conduct constituted the alleged breach. Westfield moved to dismiss the Complaint on the ground, inter alia, that the Complaint contains no allegations as to how the former employee breached the contract between the parties or his fiduciary duty to the Board. The Complaint merely contains conclusory allegations of a breach without alleging what conduct constituted the breach. Hearing on the motion took place on August 27, 2002. Motion was granted, in part. The plantiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Westfield will continue to defend this claim vigorously.

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

     Boston Private Bank has received assessment notices from the DOR for tax years ended December 31, 1999, 2000 and 2001. The DOR contents that, under Massachusetts law, dividend distributions to Boston Private Bank from its REIT are fully taxable. We are aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a real estate investment trust on their respective 1999 and 2000 Massachusetts financial institution excise tax returns. Assessed amounts (including interest) ultimately paid, if any, would be deductible expenses for federal income tax purposes. We intend to vigorously appeal the assessment and to pursue all available means to defend our position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     On September 19, 2002 the Company announced that it had entered into a definitive agreement to purchase a 26.4% interest in Coldstream Capital Management, Inc. of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients. Coldstream's managing directors - Kevin Fitzwilson, Don Gher and Roger Reynolds - will continue to lead the company. Boston Private's vice chairman, C. Michael Hazard, will represent Boston Private on Coldstream's board of directors. The closing of this transaction is subject to customary closing conditions for transactions of this type, including regulatory approvals and is expected to occur in the fourth quarter of 2002.

     Founded in 1996, Coldstream Capital Management, Inc. directly managed over $400 million in client assets as of August 31, 2002. Coldstream's comprehensive wealth management platform integrates internal investment management, asset allocation and financial planning expertise with external service providers such as CPA firms and estate planners to deliver an integrated solution to their clients' financial objectives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None.

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                                    (Registrant)


     November 13, 2002                                     /s/  Timothy L. Vaill
                                         ---------------------------------------
                                                                Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer


     November 13, 2002                                    /s/  Walter M. Pressey
                                         ---------------------------------------
                                                               Walter M. Pressey
                                                                   President and
                                                         Chief Financial Officer

                                 CERTIFICATIONS


I, Timothy L Vaill, Chairman and Chief Executive Officer of Boston Private Financial Holdings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Private Financial Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                             By:     /s/ Timothy L. Vaill
                                                            --------------------
                                                                Timothy L. Vaill
                                                              Chairman and Chief
                                                               Executive Officer

I, Walter M. Pressey, President and Chief Financial Officer of Boston Private Financial Holdings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Private Financial Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                           By:      /s/ Walter M. Pressey
                                                           ---------------------
                                                               Walter M. Pressey
                                                                   President and
                                                         Chief Financial Officer