Form 10-K
period 2002-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2003-03-07
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1.00 Per Share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the Nasdaq national market on June 28, 2002 was $554,097,945.

        The number of shares of the registrant's common stock outstanding on March 3, 2003 was 22,653,756.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the Company's 2003 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

TABLE OF CONTENTS

PART I
ITEM 1	BUSINESS
ITEM 2	PROPERTIES
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6	SELECTED FINANCIAL DATA
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
The information required by Items 10, 11 and 13 and certain information required by Item 12 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 14	CONTROLS AND PROCEDURES
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBITS

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, such statements as may be identified by words such as "want," "continue," "strategy," "believes," "expects," "will," "anticipates," "estimates," "growth," "intends," "plans," "trend," "chance," "objectives," "future," "prospects," "signs," "achieve," "pursues," "seeks," and similar expressions. All statements, other than statements of historical facts, including statements regarding our strategy, capabilities, effectiveness of investment programs, expectations as to growth in assets, deposits and results of operations, success of various acquisitions, future operations, market position, outlook on future market performance, financial position, sources and levels of funds and liquidity, expectations and beliefs regarding economic recovery, prospects, plans and objectives of management are forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including ongoing economic uncertainty created by the September 11, 2001 terrorist attack on the World Trade Center and the Pentagon, the United States' war on terrorism, the possibility of war with Iraq, and other changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in Part II, Item 7 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors and Factors Affecting Forward-Looking Statements." Boston Private does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1. BUSINESS

  General

        Boston Private Financial Holdings, Inc. (the "Company" or "Boston Private"), organized on July 1, 1988, is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company ("Boston Private Bank"), a trust company chartered by The Commonwealth of Massachusetts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also owns all of the issued and outstanding shares of common stock of Borel Private Bank & Trust Company ("Borel"), a California state banking corporation insured by the FDIC; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), each a registered investment advisor; and RINET Company, LLC ("RINET"), a registered investment advisor and financial planning firm. In addition, the Company holds a 26% minority interest in Coldstream Holdings Inc. ("Coldstream Holdings"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., ("Coldstream Capital") a registered investment advisor in Bellevue, Washington. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank and Borel, (together the "Banks"), Westfield, Sand Hill, BPVI and RINET.

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

        On February 28, 2001, the Company acquired by merger BPVI, formerly E.R. Taylor Investments, Inc., a corporation engaged in providing value style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock.

        On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the Company's common stock.

        On November 30, 2001, the Company acquired by merger Borel, a private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, Borel's previously outstanding stock options were converted into options to acquire 300,000 shares of the Company's common stock. The number of the Company's shares was calculated using an exchange ratio of 1.8996 shares of the Company's stock for each share of Borel common stock. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses.

        These mergers were initiated prior to June 30, 2001 and were accounted for as "pooling of interests." Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, BPVI, Kanon Bloch Carré, and Borel on a consolidated basis for all periods presented.

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 70% cash and 30% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarters of 2001 and 2002, the Company issued a total of 24,986 additional shares of its common stock in connection with the first two annual contingent payments. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

        On June 10, 2002, BPVI appointed Edward Goldberg ("Goldberg") as a senior vice president. In connection with this appointment, BPVI agreed to purchase Goldberg's business. The purchase price is to be paid in three annual installments commencing in September, 2002. The payments are based upon retained assets under management with 10% of the purchase price being satisfied by the issuance of additional common stock. At closing, 3,485 shares of BPFH stock were issued. The acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Goldberg on a consolidated basis since the date of the acquisition.

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, the parent of Coldstream Capital of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products and services to high net worth individuals, their families and businesses. Boston Private Bank primarily operates in the greater Boston area and New England and seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine ("ATM") access, and cash management services through sweep accounts and repurchase agreements. In addition, Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans as well as investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration and IRA and Keogh accounts.

        Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate, home equity and consumer loans. Borel offers various savings plans and provides safe deposit boxes as well as other customary banking services and facilities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

        Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum. All members of Westfield's Investment Committee conduct rigorous fundamental research in analyzing company growth prospects for investment. Westfield's clients consist of pension funds, endowments and foundations, and mutual funds as well as high net worth individuals. Westfield also acts as the investment manager of five limited partnerships.

        Sand Hill has been providing wealth management services to high net worth investors and select institutions in Northern California for 20 years. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise in transitional wealth counsel.

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, New Hampshire, with an office at Ten Post Office Square in Boston, Massachusetts.

        RINET provides comprehensive fee-only financial planning and investment management services to high net worth individuals and their families. Its capabilities include tax planning and preparation, asset allocation, trust management, gift and estate planning, risk management, philanthropy and retirement planning. A division of RINET, Kanon Bloch Carré, offers a mutual fund advisory service to institutional clients.

        The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Banks and from providing investment management services for clients at Westfield, Sand Hill, RINET, and BPVI. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets and by investment performance of Boston Private Bank, Westfield, Borel, Sand Hill, BPVI, and RINET. Fees earned by Westfield as manager for limited partnerships are directly related to investment performance and, therefore, can be significantly affected by the investment performance of Westfield.

        The Banks earn fees and other income from lending and cash management services. The net income of the Banks depends primarily on their net interest income, which is the difference between interest income and interest expense or "cost of money," and the quality of their assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Banks' cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of their assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET earns income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

        The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, the Banks provide trust services to both individuals and institutions. Westfield, acting as a manager of limited partnerships, also earns fees based on the performance of these limited partnerships. For the years ended December 31, 2002 and 2001, respectively, the asset management business accounted for 73.4% and 74.3% of the Company's total fees and other income and 32.8% and 36.2% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 2002, the Company had approximately $6.4 billion in assets under management. Of this total, $6.0 billion was in investment advisory accounts, and $439 million was invested and administered under trust arrangements.

Lending Activities

        General.    The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and non-profit organizations. Loans made by the Banks to individuals include residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank commercial loans over $1 million, with the exception of cash collateralized loans, are reviewed by the Credit Committee. Residential Mortgage loans over $3 million are reviewed by the Residential Mortgage Committee. Both committees consist of members of Boston

Private Bank's management and lending staff. Commercial and residential mortgage loans that exceed $5 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of Boston Private Bank. At Borel all unsecured loans over $200,000 and loans secured by real estate over $1 million are reviewed by the Officers Loan Committee. The Directors Loan Committee reviews all unsecured loans over $300,000 and loans secured by real estate over $1.5 million.

        At December 31, 2002, the Banks had loans outstanding of $1.3 billion which represented approximately 71.5% of the Company's total assets. Boston Private Bank had loans outstanding of $970.6 million, and Borel had loans outstanding of $331.1 million which represented approximately 53.3% and 18.2%, respectively, of the consolidated Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2002, approximately 78.1% of the Banks' outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity and Market Risk." At December 31, 2002, approximately 98.7% of the Banks' outstanding loans were secured, and approximately 86.3% were secured, in whole or in part, by real estate.

        At December 31, 2002, the statutory lending limit to any single borrower was approximately $17.3 million and $10.6 million, for Boston Private Bank and for Borel, respectively, subject to certain exceptions provided under applicable law. At December 31, 2002, neither Boston Private Bank nor Borel had any outstanding lending relationships in excess of the legal lending limit.

        The Banks also have a policy regarding the extension of loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2002, the aggregate principal amount of all loans to Directors and related entities (including unused commitments under lines of credit) was $10.1 million, or 6.0% of capital.

        Geographic concentration.    Boston Private Bank serves primarily individuals and smaller businesses located in Eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in Northern California. A downturn in either of these local economies or real estate markets could negatively impact our banking business. As of December 31, 2002, $280.0 million or 41.4% of the commercial loans, $14.0 million or 2.6% of the residential mortgage loans and $37.1 million or 45.6% of the home equity and other consumer loans were held by Borel and as such are concentrated in Northern California. The remainder of the $1.3 billion in loans, or $970.6 million, were held by Boston Private Bank and are concentrated in Eastern Massachusetts.

        Loan Portfolio Composition and Maturity.    The following table sets forth the Banks' loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$676,189	51.9%	$538,144	49.0%	$461,580	52.5%	$386,073	56.5%	$298,976	57.5%
Residential mortgage	544,166	41.8%	479,595	43.7%	345,643	39.3%	234,185	34.2%	173,810	33.5%
Home equity & other	81,371	6.3%	79,678	7.3%	71,709	8.2%	63,677	9.3%	46,806	9.0%

	1,301,726	100.0%	1,097,417	100.0%	878,932	100.0%	683,935	100.0%	519,592	100.0%
Allowance for loan losses	(17,050)		(14,521)		(11,500)		(9,242)		(7,547)

Net loans	$1,284,676		$1,082,896		$867,432		$674,693		$512,045

        The following table discloses the scheduled contractual maturities of loans in the Banks' portfolios at December 31, 2002. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Residential Mortgage	Home Equity	Total
Amounts due:
One year or less	$205,190	$—	$13,303	$218,493
After one year through five years	186,096	395	8,156	194,647
Beyond five years	284,903	543,771	59,912	888,586

Total	$676,189	$544,166	$81,371	$1,301,726

Interest rate terms on amounts due after one year:
Fixed	$210,971	$27,004	$3,210	$241,185
Adjustable	260,028	517,162	64,858	842,048

Total	$470,999	$544,166	$68,068	$1,083,233

        Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Banks will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Banks are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers inability to satisfy the contractual obligations of the loan. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality."

        Commercial Loans.    Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

        At December 31, 2002, the Banks had outstanding commercial loans totaling $676.2 million, which represented 51.9% of total loans and 37.1% of total assets of the Company. Commercial loans increased $138.0 million, or 25.7%, during the year ended December 31, 2002, compared to an increase of $76.6 million, or 16.6%, during the year ended December 31, 2001. The growth in 2002 and 2001 reflects both an increase in market demand and the impact of initiatives to increase market share. Of the Banks' commercial loan portfolio, $205.2 million or 30.3% is due within one year and $471.0 million or 69.7% is due after one year. Loans are priced on a fixed rate or floating rate basis. Boston Private Bank's floating rate loans are priced at a margin over their base rate. Borel's floating rate loans are priced at a margin over the prime rate as published by the Wall Street Journal. Floating rate loans accounted for 65.9% of the Banks' commercial loan portfolio as of December 31, 2002. The average outstanding balance of the Banks' outstanding commercial loans was approximately $529,000 at December 31, 2002.

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

        Residential Mortgage Loans.    At December 31, 2002, the Banks had outstanding residential mortgage loans of $544.2 million representing 41.8% of the Company's total loan portfolio and 29.9% of total assets of the Company. Residential mortgage loans increased $64.6 million, or 13.5%, during the year ended December 31, 2002, compared to an increase of $134.0 million, or 38.7%, during 2001. Residential lending in the New England area continued to experience growth in both the refinancing and purchase markets due to the low interest rate environment. The decline in the growth rate from 2001 to 2002 is due to the increased levels of loans sold on the secondary market. In 2002, Borel began offering residential mortgage loans to its customers. While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $300,700 at December 31, 2002. The average loan size of the Company's outstanding residential mortgage loans was approximately $559,000 at December 31, 2002.

        In 2002, Boston Private Bank sold $252.0 million of residential mortgage loans compared to $99.9 million in 2001. Of the loans sold during 2002, $235.6 million were sold on a non-recourse basis without retaining servicing, and $16.4 million were sold with servicing retained by Boston Private Bank. Boston Private Bank generally holds adjustable rate mortgage loans ("ARM's") in its own portfolio and sells most fixed rate mortgage loans to outside investors. At December 31, 2002, $517.2 million, or 95.0%, of loans in Boston Private Bank's residential mortgage portfolio were floating rate loans.

        Home Equity & Other Consumer Loans.    Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2002, the Banks had $81.4 million of such loans compared to $79.7 million at December 31, 2001, a $1.7 million, or 2.1%, increase. The amount of home equity loans and other consumer loans is typically dependent on client demand.

        Allowance for Loan Losses.    The following table is an analysis of the Banks' allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average loans outstanding	$1,217,789	$978,843	$754,970	$606,837	$468,626

Allowance for loan losses, beginning of period	$14,521	$11,500	$9,242	$7,547	$6,649
Charged-off loans:
Commercial	(198)	(31)	(19)	(145)	(468)
Home Equity & Other Consumer loans	(30)	(18)	(22)	(26)	(43)

Total charged-off loans	(228)	(49)	(41)	(171)	(511)

Recoveries on loans previously charged-off:
Commercial	257	47	137	330	153
Other	5	13	2	12	12

Total recoveries	262	60	139	342	165

Net loans (charged-off) recovered	34	11	98	171	(346)
Provision for loan losses	2,495	3,010	2,160	1,524	1,244

Allowance for loan losses, end of period	$17,050	$14,521	$11,500	$9,242	$7,547

Net loans (charged-off) recovered to average loans	0.00%	0.00%	0.01%	0.03%	(0.07)%
Allowance for loan losses to ending gross loans	1.31%	1.32%	1.31%	1.35%	1.45%
Allowance for loan losses to non-performing loans	1613.06%	1606.31%	882.58%	701.75%	926.01%

        The allowance for loan losses is established based to a significant extent on the judgment and experience of management of each Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; "specific," "general" and "unallocated." The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgment. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

        The following table represents the allocation of the Banks' allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan category:
Commercial	$11,433	51.9%	$8,905	49.0%	$6,872	52.5%	$5,375	56.5%	$3,918	57.5%
Residential mortgage	2,062	41.8	1,705	43.7	864	39.3	585	34.2	447	33.5
Home equity and other	1,446	6.3	1,492	7.3	1,415	8.2	1,085	9.3	527	9.0
Unallocated	2,109		2,419		2,349		2,197		2,655

Total	17,050	100.0%	$14,521	100.0%	$11,500	100.0%	$9,242	100.0%	$7,547	100.0%

        This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Banks' loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. See Part II, Item 8, "Financial Statements and Supplementary Data—Notes 8 to the Consolidated Financial Statements" for further information.

Investment Activities

        The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks' investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks' overall balance sheet against interest rate risk, while at the same time achieve a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered "investment grade" securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank's portfolio manager and Asset/Liability Management Committee. See Part II, Item 8, "Financial Statements and Supplementary Data—Notes 6 to the Consolidated Financial Statements" for further information.

        The following table summarizes the carrying value of investments at the dates indicated:

	December 31,
	2002	2001	2000
	(In thousands)
Available for sale:
U.S. Government and agencies	$168,120	$106,017	$111,294
Municipal bonds	101,860	97,481	89,030
Corporate bonds	16,166	34,368	12,243
Mortgage-backed securities	1,388	2,292	3,267

Total available for sale	$287,534	$240,158	$215,834

Sources of Funds

        Deposits.    Deposits are the principal source of the Banks' funds for use in lending and for other general business purposes. At December 31, 2002, the Banks had a total of approximately 13,500 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $33,500, approximately 3,800 savings accounts with an average account balance of approximately $6,000, and approximately 5,900 money market accounts with an average account balance of approximately $115,000. Certificates of deposit represented approximately 17.9% and 20.4% of total deposits at December 31, 2002 and 2001, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements" for further information.

        The following table sets forth the average balances and interest rates paid on the Banks' deposits:

	Year Ended December 31, 2002
	Average Balance	Average Rate
	(Dollars in thousands)
Non interest-bearing deposits:
Checking accounts	$219,774	—%
Interest-bearing deposits:
Savings and NOW accounts	172,606	0.29
Money market accounts	654,546	1.71
Certificates of deposit under $100,000	83,444	2.68
Certificates of deposit of $100,000 or greater	170,727	2.78

Total	$1,301,097	1.43

        Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2002	2001
	(In thousands)
Less than 3 months remaining	$86,695	$85,447
3 to 6 months remaining	41,817	39,295
6 to 12 months remaining	25,617	20,051
More than 12 months remaining	15,053	5,835

Total	$169,182	$150,628

        Borrowings.    The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the FHLB of Boston and Borel is a member of the FHLB of San Francisco and as such each has access to both short and long-term borrowings. As of December 31, 2002, Boston Private Bank had $145.3 million of borrowings outstanding with a weighted average interest rate of 4.88%, compared to $124.2 million of borrowings outstanding with a weighted average interest rate of 5.12% at December 31, 2001. In addition, Boston Private Bank had borrowings available of $272.5 million. Borel did not have any outstanding borrowings during 2002 and had borrowings available of $21.9 million as of December 31, 2002. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements" for further information.

        Boston Private Bank also obtains funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, Boston Private Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for Boston Private Bank. However, Boston Private Bank is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, Boston Private Bank generally deals with large, established investment brokerage firms when entering into such transactions with institutional investors, and deals with established deposit customers of Boston Private Bank on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 2002, the total amount of outstanding repurchase agreements was $73.1 million with a weighted average interest rate of 1.2%, compared to $61.2 million with a weighted average interest rate of 1.9% at December 31, 2001. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements" for further information.

        From time to time Boston Private Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. Boston Private Bank has negotiated federal fund lines of credit totaling $94.0 million with correspondent institutions to provide Boston Private Bank with immediate access to overnight borrowings. At December 31, 2002, Boston Private Bank did not have any borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2002, Boston Private Bank had $9.2 million of brokered deposits outstanding under these agreements. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

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

        In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks' results of operations and financial condition, including the level of their non-performing assets. The Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In particular, the Banks' current commercial borrowing customers may develop needs for credit facilities larger than they can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See Bank Regulation and Supervision below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

        In addition, the ability to attract investment management and trust business may be inhibited by the relatively short history and record of performance. With respect to investment management and trust services, the competitors are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Competition is especially keen in Boston Private Bank's and Westfield's market area because Boston has a well-established investment management industry. Many of Boston Private Bank's, Borel's and Westfield's competitors have greater resources than either Boston Private Bank, Borel, Westfield, or the Company on a consolidated basis. In addition to competing directly for clients, competition can impact the fee structures for this business. The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, our ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature, allowing our clients to withdraw funds from accounts under management, generally in their sole discretion. There can be no assurance that Boston Private Bank, Borel, Westfield, BPVI, and or Sand Hill will be able to achieve favorable investment performance and retain their existing clients.

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

Employees

        At December 31, 2002, the Company had 391 employees. The Company's employees are not represented by a collective bargaining unit, and the Company believes its employee relations are good.

BANK REGULATORY CONSIDERATIONS

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

        BHCA: Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

        Unless a BHC becomes a "financial holding company" ("FHC") under the Gramm-Leach-Bliley Act of 1999 ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. In addition, as discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to mergers of BHCs.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Boston Private, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Boston Private, that have not elected FHC status.

        In order to elect to become an FHC and thus engage in a broader range of financial activities, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized (as discussed below under "Regulation of Boston Private's Banks—Capital Requirements") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

        A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, Boston Private has not elected to become an FHC.

        Capital Requirements.    The FRB has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt secturites; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the "Leverage Ratio") of 3.0%. Total consolidated average assets for this purpose does not include, for example, goodwill and any other intangible assets, unrealized gains or losses on investments and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHC's are required to maintain a Leverage Ratio of 4.0%. BHC's with supervisory financial, operational or managerial weaknesses, as well as BHC's that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. Finally, the FRB has also imposed certain capital requirements applicable to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject.

        Limitations on Acquisitions of Common Stock.    The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

        In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

        Cash Dividends.    FRB policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength.

        Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions.    Under FRB policy, Boston Private is expected to act as a source of financial and managerial strength for, and commit its resources to, support its bank subsidiaries during periods of financial stress or adversity. This support may be required at times when Boston Private may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        A depository institution insured by the FDIC, such as Boston Private Bank or Borel, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of either Boston Private Bank or Borel would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other bank, and a potential loss of Boston Private's investments in Boston Private Bank or Borel.

        Massachusetts Law.    As a BHC for purposes of Massachusetts law, we have registered with the Commissioner and are obligated to make reports to the Commissioner. Further, as a Massachusetts BHC, Boston Private may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with another BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 50% thereof without the prior consent of the BBI. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which BHCs or their non-bank subsidiaries engage.

        California Law.    Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Regulation of the Banks

        The Banks are subject to the extensive regulation and examination of various federal and state authorities, which include the FDIC, the DFI and the Commissioner. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies.

        As a Massachusetts-chartered bank, Boston Private Bank is subject to regulation and examination by the Commissioner and the FDIC. Borel is a California banking corporation that is subject to regulation by the DFI and the FDIC. Each of them is required to file reports with and obtain approvals from these various regulatory agencies prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions.

        FDIC Insurance Premiums.    The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

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

        Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

  •
  "well capitalized" if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;
  •
  "adequately capitalized" if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank;"
  •
  "undercapitalized" if it has a total risk based capital ratio that is less than 8.0%, a Tier I risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);
  •
  "significantly undercapitalized" if it has a total risk based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and
  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.

        Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

        At December 31, 2002, each of the Banks was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as an FHC.

        Brokered Deposits.    Section 29 of the FDIA and FDIC regulations generally limited the ability of an insured depository institution to accept, renew or roll over any brokered deposit depending on the institution's capital category. These restrictions have not had a material impact on the operations of the Banks because each of the Banks historically has not relied upon brokered deposits as a source of funding.

        Activities and Investments of Insured State-Chartered Banks.    Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

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

        "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. The GLBA requires the FRB to promulgate rules addressing as covered transactions credit exposure relating to derivatives transactions and intra-day extensions of credit between banks and their affiliates. In accordance with the GLBA, the FRB has recently adopted a final rule which will become effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act.

        Community Reinvestment Act.    The CRA requires the FDIC to evaluate the Banks performance in helping to meet the credit needs of their entire communities, including low-and-moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank's performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

        The FDIC's CRA regulations are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. As of the date of the most recent regulatory exam in May 2002, Boston Private Bank's CRA rating was "outstanding." As of the date of the most recent regulatory exam in July 2001, Borel's CRA rating was "satisfactory."

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

        USA Patriot Act.    The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers-dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance; suspicious activities and currency transaction reporting; and due diligence on customers.

        Massachusetts Law—Dividends.    Under Massachusetts law, the board of directors of a trust company, such as Boston Private Bank, may declare from "net profits" cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on the Boston Private Bank's ability to declare and to pay dividends may restrict Boston Private's ability to pay dividends to its stockholders. We cannot predict future dividend payments of Boston Private Bank at this time.

        Regulatory Enforcement Authority.    The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law require public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

        Securities Law Issues.    The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "broker," "dealer" and "investment adviser." In February 2003, the SEC extended the temporary exemption from the definition of "dealer" for banks until September 30, 2003 and, in May 2002, it extended the temporary exemption from the definition of "broker" until May 12, 2003. In February 2003, the SEC also issued final rules that, among other things, adopt amendments to its rule granting an exemption to banks from dealer registration for a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker, a dealer or both and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

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

Government Regulation of Other Activities

        Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield, Sand Hill, RINET, and BPVI, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET and BPVI are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield and Sand Hill act as an adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

Federal Taxation

        The Company, Boston Private Bank, Sand Hill, Borel, and BPVI are subject to those rules of federal income taxation generally applicable to corporations under the Code. Boston Private Bank and

Borel are also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, Boston Private Bank, Sand Hill, Borel and, BPVI, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes. Westfield and RINET are limited liability companies and their taxable income is included as part of the Company's taxable income.

        Boston Private Preferred Capital Corporation, a subsidiary of Boston Private Bank, qualifies as a Real Estate Investment Trust ("REIT"). It is not included in the affiliated group for tax filing purposes. However, substantially all of its income may be included in Boston Private Bank's taxable income as a result of the dividends it pays to its shareholders.

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

State and Local Taxation

        Commonwealth of Massachusetts.    Both the Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. The definition of Massachusetts's taxable income is defined as federal taxable income subject to certain modifications. We believe these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend (see Item 3 "Legal Proceedings") and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting is not permitted under Massachusetts's statutes. The Governor of Massachusetts has recently signed into law legislation that amends existing law to provide expressly that the deduction discussed above for dividends received is not permitted with respect to dividends received from a REIT. The legislation takes effect retroactively and applies to tax years ending on or after December 31, 1999. See Note 22 under the caption "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K for further information regarding this legislation and its impact on Boston Private.

        Certain of the Company's subsidiaries meeting certain definitional tests relating to investments are not subject to the corporate excise tax, but instead are taxed on their gross income at the rate of 1.32%.

        Boston Private Preferred Capital Corporation is subject to the minimum corporate excise tax.

        State of California.    The Company and its subsidiaries are taxable in California as a result of the operations of Borel and Sand Hill. The definition of California's taxable income is gross income as defined under the Internal Revenue Code subject to certain exclusions, less deductions allowed by the state. The income from REIT's is excluded from the definition of gross income. The tax rate applicable to corporations is 8.84% of taxable income apportioned to California on a unitary basis. However, most of the income for 2002 was taxed at the 10.84% tax rate applicable to financial institutions. For 2001, Borel is not part of the unitary group and as such, is subject to the California corporate income/franchise tax at a tax rate of 10.84% applicable to financial institutions.

        State of New Hampshire.    The Company and its subsidiaries are taxable in New Hampshire as a result of the operations of Boston Private Value Investors. The tax rate on the business enterprise tax is 0.75% and the tax rate on the business profits tax is 8.5% with a credit allowed for the business enterprise tax calculated.

Internet Address

        The Company's Internet address is www.bostonprivate.com, and the Company maintains a website at that address. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company's website. Press releases are also maintained on the Company's website.

ITEM 2. PROPERTIES

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Banks' headquarters are located at Ten Post Office Square, Boston, Massachusetts. The Boston Private Bank has six offices, three in Boston, Massachusetts, one in Wellesley, Massachusetts, one in Newton, Massachusetts and one in Cambridge, Massachusetts. Borel has two offices, one in San Mateo, California and another in Palo Alto, California. Westfield is located at One Financial Center, Boston, Massachusetts. Sand Hill is currently located in Menlo Park, California, and in December 2002, Sand Hill committed to lease space in Palo Alto adjacent to Borel's new Palo Alto office. Sand Hill intends to move to this space during 2003 and to sublease its existing facilities. The lease on the space to be vacated by Sand Hill expires in 2008 and the remaining payments total $4.4 million. RINET is located at Ten Post Office Square, which is adjacent to the Bank's headquarters. Boston Private Value Investors has two offices, one located at 10 Post Office Square, which is also adjacent to Boston Private Banks' headquarters, and one in Concord, New Hampshire.

        Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

A. Investment Management Litigation

        On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the Retirement Board of Allegheny County (the "plaintiff"). The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million. Notwithstanding that the fund managed by Westfield under the terms of the governing contract made significant gains above the Board's initial investment, the Board brought the action for an alleged opportunity loss. The complaint does not identify what conduct constituted the alleged breach. Westfield moved to dismiss the complaint on the ground, inter alia, that the complaint contains no allegations as to how Westfield breached the contract between the parties or its fiduciary duty to the Board. The motion was granted, in part. The plantiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is in progress, and Westfield will continue to defend this claim vigorously.

B. Trust Litigation

        Since 1984, Borel has served as the trustee of a private family trust known as the Andre LeRoy Trust. There have been several actions involving Borel and certain beneficiaries of the Andre LeRoy Trust concerning the management and proposed sale of a certain real property known as the Guadalupe Oil Field. The property was jointly owned by the Andre LeRoy Trust and another private family trust, for which Bankers Trust (now Deutsche Bank) is the trustee. In the first action ("Removal Action"), initiated in 1994, certain beneficiaries of the Andre LeRoy Trust petitioned for removal of Borel as trustee, claiming that Borel had breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, in negotiating a proposed Settlement Agreement and Purchase and Sale Agreement to sell the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the second action ("Approval Action"), initiated in 1995, Borel petitioned for court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. The same group of beneficiaries that filed the Removal Action opposed the Approval Action.

        Borel prevailed in the trial court in the Removal Action in 1994 and in the Approval Action in 1995; however, in 1997 the Court of Appeal reversed the order in the Removal Action and remanded both actions for further proceedings. A trial took place in 1998. Borel again prevailed in both actions, and again the beneficiary group appealed. In February 2001, the Court of Appeal affirmed the order denying the petition for removal of Borel as trustee, and that order is now deemed final for all purposes. The Court of Appeal also remanded the Approval Action for limited reconsideration by the trial court. In March 2002, the trial court completed that reconsideration and issued an order again granting Borel's petition for approval of the Settlement and Purchase and Sale agreements. The beneficiary group filed a motion for a new trial, which was denied. In May 2002, the beneficiary group also filed a new petition ("Disapproval Action") seeking an order disapproving the Settlement and Purchase and Sale agreements as they had been recently amended, and on the basis of that new petition, sought a preliminary injunction to block the consummation of the amended agreements. The motion for a preliminary injunction was denied, as was the group's petition to the Court of Appeal for a writ of supersedeas. On July 2, 2002, the Settlement Agreement and the Purchase and Sale Agreement were consummated.

        There are three appeals by the beneficiary group currently pending: (1) an appeal from the March 2002 order approving the agreements; (2) an appeal from the denial of the motion for a new trial; and (3) an appeal from the denial of the motion for a preliminary injunction (which would now appear to be moot). These appeals have been consolidated. Briefs have not yet been filed and no hearing date has been set.

        Another action was filed in December 1996 ("Damages Action") in which the same group of beneficiaries sought damages against Borel and Bankers Trust (now Deutsche Bank) for alleged mismanagement of the jointly owned Guadalupe Oil Field and for negotiating with UNOCAL for the sale of the property and settlement of UNOCAL's liability to the trust. In the Damages Action, the plaintiff beneficiaries claimed damages of $234.2 million, but that amount was unsubstantiated, and the component elements of damages they identified did not add up to that amount. In the trial of the Removal Action in 1998, the plaintiff beneficiaries submitted expert testimony of damages in the amount of $102 million. The trial court found this testimony unpersuasive. The Damages Action was stayed by the trial court in 1997 pending resolution of the Removal Action and the Approval Action. It remains stayed at the present time.

        The Disapproval Action filed in May 2002 was amended in December 2002. It seeks, among other things, the unwinding of the Settlement and Purchase and Sale agreements, the return of the Guadalupe Oil Field to the trusts, and unspecified damages for loss of the property. The amended petition repeats many of the same allegations made in this litigation since 1994. The Disapproval Action has not been set for hearing, and no discovery has been taken to date.

        The same group of dissenting beneficiaries filed yet another petition ("Distribution Petition") in October 2002 seeking full distribution of the proceeds of the Settlement and Purchase and Sale agreements and final wrapping up and dissolution of the Andre LeRoy Trust. It does not seek damages. The plaintiff beneficiaries have done nothing to date to pursue the Distribution Petition.

        Borel will continue to litigate the remaining matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

C. Massachusetts Tax Matters

        Boston Private Preferred Capital Corporation ("BPPCC") is a real estate investment trust 99.9% owned by the Boston Private Bank. Boston Private Bank has received notices of assessment from The Commonwealth of Massachusetts Department of Revenue ("DOR") for the years ended December 31, 1999, 2000 and 2001. The Company is aware that the DOR has also sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

        The DOR contends that dividend distributions by BPPCC to Boston Private Bank are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPPCC to Boston Private Bank. Accordingly, no provision was made in the financial statements at the time of the assessments for the amounts assessed or additional amounts that might be assessed in the future. Management has estimated the potential impact to be approximately $3.0 million, net of federal tax benefit and including interest, for 1999 through December of 2002.

        Following the assessment, the Governor of Massachusetts signed legislation in March 2003 that seeks to amend the statute referred to above to expressly disallow the deduction for dividends received from a REIT. This amendment will apply retroactively to the years ending on or after December 31, 1999. As a result of the legislation, the Company will cease recording the tax benefits associated with the dividends received deduction effective in the 2003 tax year. In addition, in the first quarter of 2003 the Company will establish a reserve of approximately $3.0 million for additional state taxes, including interest (net of any federal tax deduction associated with such taxes and interest), thus reducing earnings by that amount in the first quarter of 2003.

        The Company intends to vigorously appeal the assessments and to pursue all available means to defend its position. The Company also believes that the new legislation is likely to be challenged, especially its retroactivity provisions, on constitutional and other grounds. The Company would support such a challenge.

D. Other

        The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

        The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "BPFH." At March 3, 2003 there were 22,653,756 shares of Common Stock outstanding, which were held by approximately 838 holders of record.

        The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year ended December 31, 2002
Fourth Quarter	$22.00	$17.27
Third Quarter	25.00	17.76
Second Quarter	27.69	23.58
First Quarter	26.75	21.05
Fiscal Year ended December 31, 2001
Fourth Quarter	$23.45	$16.85
Third Quarter	23.80	17.83
Second Quarter	22.40	16.17
First Quarter	20.25	14.94

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

        These restrictions on the ability of the Banks to pay dividends to the Company restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield's, Sand Hill's, BPVI's or RINET's ability to pay dividends.

Recent Sales of Unregistered Securities

        There have been no sales of unregistered securities of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

        The following table represents selected financial data for the five fiscal years ended December 31, 2002. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein. This data has been restated to reflect the mergers described in Note 2 of the Notes to the consolidated financials statements.

	2002	2001		2000	1999	1998
	(Dollars in thousands, except share data)
At December 31:
Total balance sheet assets	$1,820,741	$1,509,479		$1,294,564	$884,389	$746,626
Total loans (excluding loans held for sale)	1,301,726	1,097,417		878,932	683,935	519,592
Allowance for loan losses	17,050	14,521		11,500	9,242	7,547
Investment securities and money market investments	322,734	284,309		215,874	110,077	119,525
Cash and cash equivalents	97,529	58,281		110,767	41,567	79,608
Excess of cost over net assets acquired	18,007	17,207		18,371	3,563	4,154
Deposits	1,400,333	1,145,329		1,002,462	706,108	594,397
Borrowed funds	218,389	190,978		139,878	97,223	83,491
Stockholders' equity	167,382	139,631		128,625	65,512	56,770
Non-performing assets	1,057	904		1,303	1,317	815
Client assets under management	$6,441,000	$6,529,000		$6,758,000	$4,545,000	$3,651,000
For The Year Ended December 31:
Interest and dividend income	$90,293	$92,479		$79,152	$57,875	$48,882
Interest expense	26,265	38,321		35,863	25,068	22,672

Net interest income	64,028	54,158		43,289	32,807	26,210
Provision for loan losses	2,495	3,010		2,160	1,524	1,244

Net interest income after provision for loan losses	61,533	51,148		41,129	31,283	24,966
Fees and other income	51,868	51,271		39,174	33,469	26,951
Operating expense	78,763	83,181		54,790	43,861 (4)	36,913

Income before income taxes	34,638	19,238		25,513	20,891	15,004
Income tax expense (benefit)	10,893	7,692		8,843	7,671	5,389

Net income	23,745	$11,546	(3)	$16,670	$13,220 (4)	$9,615

Per Share Data:
Basic earnings per share	$1.06	$0.52		$0.87	$0.74	$0.54
Diluted earnings per share	$1.02	$0.50	(3)	$0.85	$0.72 (4)	$0.53
Average common shares outstanding	22,412,665	22,119,726		19,094,010	17,950,648	17,843,705
Average diluted shares outstanding	23,357,066	23,053,052		19,714,510	18,281,847	18,261,635
Cash dividends per share	$0.16	$0.14		$0.12	$—	$—
Book value	$7.42	$6.28		$5.87	$3.64	$3.18
Selected Operating Ratios:
Return on average assets	1.42%	0.80	%(3)	1.55%	1.63%	1.44%
Return on average equity	15.36%	8.28	%(3)	19.48%	22.05%	18.72%
Interest rate spread(1)	3.80%	3.52%		3.59%	3.77%	3.59%
Net interest margin(1)	4.19%	4.18%		4.43%	4.39%	4.26%
Total fees and other income/total revenue(2)	44.75%	48.63%		47.50%	50.50%	50.70%
Asset Quality Ratios:
Non-performing loans to total loans	0.08%	0.08%		0.15%	0.19%	0.16%
Non-performing assets to total assets	0.06%	0.06%		0.10%	0.15%	0.11%
Allowance for loan losses to non-performing loans	1613.06%	1606.31%		882.58%	701.75%	926.01%
Net loans recovered (charged-off) to average loans	0.00%	0.00%		0.01%	0.03%	(0.07)%

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
(3)
After eliminating $9.7 million of non-recurring merger expenses, net of tax, net income for the year ended December 31, 2001 was $21.2 million, or $0.92 per share, return on average assets was 1.47%, and return on average equity was 15.22%.
(4)
Includes the cumulative effect of change in accounting principle, net of tax, of $125,000, or $0.01 per diluted shares.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, their notes, and other statistical information included in this annual report.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

        Allowance for Loan Losses:    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment:    For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment as well as changes that occur at the business segment.

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

Liquidity

        Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Below are the schedules of the Company's contractual obligations and commercial commitments as of December 31, 2002.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Federal Home Loan Bank Borrowings	$145,339	$13,367	$15,844	$58,943	$57,185
Capital Lease Obligations	31,250	6,675	11,318	7,726	5,531
Other Long-Term Obligations	2,606	1,327	1,279	—	—

Total Contractual Cash Obligations	$179,195	$21,369	$28,441	$66,669	$62,716

	Payments Due by Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Lines of Credit and Commitments to Originate Loans	$399,615	$209,012	$69,120	$22,968	$98,515
Standby Letters of Credit	17,463	13,143	3,742	106	472
Standby Repurchase Obligations	73,050	73,050	—	—	—

Total Commercial Commitments	$490,128	$295,205	$72,862	$23,074	$98,987

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2002, cash and cash equivalents, money market investments, and securities available for sale amounted to $420.3 million, or 23.1% of total assets of the Company. This compares to $342.6 million, or 22.7% of total assets, at December 31, 2001.

        The Company's primary sources of funds are dividends from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit and access to the money and capital markets. The Company has executed a $15.0 million line of credit with a correspondent bank to provide short-term working capital to the Company and its subsidiaries, if necessary. As of December 31, 2002, there were no borrowings under this line of credit. The line of credit expired January 17, 2003 and is currently being renegotiated.

Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Item 5, "Dividends." Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

        In general, Boston Private Bank maintains a liquidity target of 10% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston, and as such, had access to both short and long-term borrowings of up to $417.8 million at December 31, 2002. In addition, Boston Private Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other correspondent banks. Liquid assets (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $295.1 million, which equals 24.0% of Boston Private Bank's total liabilities. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

        Borel maintains a minimum liquidity target of 20% of total assets. Borel is a member of the FHLB of San Francisco, and as such, has access to short and long term borrowings of up to $21.8 million. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2002, liquid assets, i.e. cash and due from banks, federal funds sold, and investment securities, totaled $124.6 million, or 29.0% of Borel's total liabilities. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

Capital Resources

        Total stockholders' equity of the Company at December 31, 2002 was $167.4 million, compared to $139.6 million at December 31, 2001. This increase of $27.8 million was primarily the result of earnings for the year. These increases were offset by dividends to common stockholders of $3.6 million. In addition $1.9 million was raised in connection with the exercise of stock options and stockholders' equity was increased $2.2 million from the issuance of 109,088 shares of common stock, mostly related to incentive compensation.

        As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2002, the Company's Tier I leverage capital ratio stood at 8.16%, compared to 8.05% at December 31, 2001. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 11.69% and a Total risk-based capital ratio of 12.95% at December 31, 2002. This compares to a Tier I risk-based capital ratio of 12.18% and a Total risk-based capital ratio of 13.43% at December 31, 2001. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 2002 and 2001. See Part I, Item 1, "Business—Bank Regulatory Considerations—Certain Restrictions on Activitiies and Operations of Boston Private—Capital Requirements."

        At December 31, 2002, Boston Private Bank's Tier I leverage capital ratio stood at 6.61%, compared to 6.30% at December 31, 2001. According to these standards, Boston Private Bank had a Tier I risk-based capital ratio of 10.11% and a Total risk-based capital ratio of 11.36% at December 31, 2002. This compares to a Tier I risk-based capital ratio of 10.31% and a Total risk-based capital ratio of 11.56% at December 31, 2001. Boston Private Bank was considered to be "well capitalized" as of December 31, 2002 and 2001. Boston Private is expected to remain well capitalized after recording the additional Massachusetts income taxes as described in Part I, Item 3 Legal Proceedings and Part II Item 8 Financial Statements and supplementary data—Note 22 of the Consolidated Financial Statements.

        At December 31, 2002, Borel's Tier I leverage capital ratio stood at 8.20%, compared to 6.83% at December 31, 2001. According to these standards, Borel had a Tier I risk-based capital ratio of 10.10% and a Total risk-based capital ratio of 11.35% at December 31, 2002. This compares to a Tier I risk-based capital ratio of 8.50% and a Total risk-based capital ratio of 9.76% at December 31, 2001. Borel was considered to be "well capitalized" as of December 31, 2002 and "adequately capitalized" as of December 31, 2001. Borel did not meet the 10.00% Total risk-based capital ratio as of December 31,

2001 primarily due to a fourth quarter loss as a result of payment of nonrecurring merger expenses. The Company made capital contributions to Borel of $3.0 million in January 2002 and $1.0 million in April 2002 to increase its Total risk-based capital ratio.

Financial Condition

        Total Assets.    Total assets increased $311.3 million, or 20.6%, to $1.8 billion at December 31, 2002 from $1.5 billion at December 31, 2001. This increase was primarily driven by deposit growth, which was used to fund new loans.

        Investments.    Total investments (consisting of cash, federal funds sold, commercial paper, money market investments, investment securities available for sale, and stock in the FHLB) were $428.4 million, or 23.5% of total assets, at December 31, 2002, compared to $349.5 million, or 23.2% of total assets, at December 31, 2001. The increase of $78.9 million was primarily due to the purchase of $310.8 million of municipal bonds, treasuries and agencies, and corporate bonds, as well as reinvestment of interest income within the investment portfolio. The increase was partially offset by $201.5 million of maturities, and $68.6 million of sales. As of December 31, 2002, all investments are classified as available for sale. The investment portfolio carried a total of $7.5 million of net unrealized gains at December 31, 2002, compared to $1.9 million of net unrealized gains at December 31, 2001.

        Loans Held for Sale.    Loans held for sale increased 23.3 million, or 303.06%, to $30.9 million at December 31, 2002 from $7.7 million at December 31, 2001. This increase was a result of increased demand for fixed rate mortgages. Boston Private Bank sells virtually all of its fixed rate mortgage loans.

        Loans.    Total portfolio loans increased $204.3 million, or 18.6% for the fiscal year 2002 to $1.3 billion, or 71.5% of total assets, at December 31, 2002, compared with $1.1 billion, or 72.7% of total assets, at December 31, 2001. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the demand for financing. Residential lending in the New England area continued to experience growth both in the refinancing and purchase markets due to the low interest rate environment. Commercial loans increased $138.0 million, or 25.7%, to $676.2 million at December 31, 2002 from $538.1 million at December 31, 2001; residential mortgage loans increased $64.6 million, or 13.5%, to $544.2 million at December 31, 2002, from $479.6 million at December 31, 2001; home equity and other loans increased $1.7 million, or 2.1%, to $81.4 million at December 31, 2002 from $79.7 million at December 31, 2001.

        Deposits.    The Company experienced an increase of $255.0 million, or 22.3%, in deposits during 2002, to $1.4 billion, or 76.9% of total assets, at December 31, 2002 from $1.1 billion, or 75.9% of total assets, at December 31, 2001. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during 2002, which is partially attributable to the opening of new branches. In addition, we believe clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace.

        Borrowings.    Total borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $27.4 million, or 14.4%, during 2002 to $218.4 million from $191.0 million at December 31, 2001. To better manage interest rate risk and to help protect our net interest margin, we utilize borrowings to fund a portion of fixed rate assets.

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

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$1,057	$904	$1,303	$1,317	$815
Loans past due 90 days or more, but still accruing	—	—	—	—	—

Total non-performing loans	1,057	904	1,303	1,317	815
Other real estate owned	—	—	—	—	—

Total non-performing assets	$1,057	$904	$1,303	$1,317	$815

Delinquent loans 30-89 days past due	$3,981	$3,650	$3,980	$2,160	$3,625
Non-performing loans as a % of total loans	0.08%	0.08%	0.15%	0.19%	0.16%
Non-performing assets as a % of total assets	0.06%	0.06%	0.10%	0.15%	0.11%
Delinquent loans 30-89 days past due as a % of total loans	0.31%	0.33%	0.45%	0.32%	0.70%

Risk Elements of the Loan Portfolio

        The Banks discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

        Non-Performing Assets.    At December 31, 2002, the Banks had non-performing assets of $1.1 million which were 0.06% of total assets, representing an increase of $153,000 or 16.9%, from $904,000 at December 31, 2001. As of December 31, 2002 and 2001, the Company's non-performing assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, "Financial Statements and Supplementary Data—Notes 7 and 8 of the Notes to Consolidated Financial Statements" for further information on non-performing assets.

        Delinquencies.    At December 31, 2002, $4.0 million of loans were 30 to 89 days past due, an increase of $331,000 or 9.1%, from the $3.65 million at December 31, 2001. Most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

        Potential Problem Loans.    The Banks' s management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. Certain of these loans are non-performing or may become non-performing in future periods. At December 31, 2002, the Company had classified $5.1 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $1.6 million at December 31, 2001. The increase was primarily attributable to one commercial credit. The borrower's operating performance is below budget, however, all payments have been made as agreed and Boston Private Bank believes there is adequate collateral to cover its position.

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

Off-Balance Sheet Arrangements

        There are no off-balance sheet arrangements except as disclosed in Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations—Liquidity" and in Part II, Item 8 "Financial Statements and Supplementary Data-Note 17 to the Consolidated Financial Statements."

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

Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	2002 vs. 2001			2001 vs. 2000
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Cash and cash equivalents	$(1,296)	$(891)	$(2,187)	$(1,224)	$(576)	$(1,800)
Investments	(4,591)	690	(3,901)	(1,422)	6,467	5,045
Loans:
Commercial	(8,061)	7,449	(612)	(5,743)	7,094	1,351
Residential mortgage	(3,236)	8,519	5,283	(203)	9,394	9,191
Home equity and other	(1,227)	458	(769)	(1,171)	711	(460)

Total interest income	(18,411)	16,225	(2,186)	(9,763)	23,090	13,327

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	$(536)	$133	$(403)	$(734)	$390	$(344)
Money market	(9,825)	3,697	(6,128)	(4,568)	5,562	994
Certificates of deposit	(4,913)	(212)	(5,125)	(1,846)	1,728	(118)
Borrowed funds	(1,763)	1,363	(400)	(816)	2,742	1,926

Total interest expense	(17,037)	4,981	(12,056)	(7,964)	10,422	2,458

NET INTEREST INCOME	$(1,374)	$11,244	$9,870	$(1,799)	$12,668	$10,869

Net Interest Income and Margin

        Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-earning assets. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2002, 2001, and 2000.

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits	$37,060	$607	1.64%	$64,621	$2,794	4.32%	$75,009	$4,594	6.12%
Investments (1)	318,551	12,615	3.96%	303,614	16,804	5.53%	172,503	10,715	6.21%
Loans: (2)
Commercial	588,754	39,808	6.76%	489,031	40,420	8.27%	408,398	39,070	9.57%
Residential mortgage	548,290	34,171	6.23%	415,382	28,888	6.95%	280,341	19,697	7.03%
Home equity and other	80,745	4,966	6.15%	74,430	5,735	7.71%	66,231	6,195	9.35%

Total earning assets	1,573,400	92,167	5.86%	1,347,078	94,641	7.03%	1,002,482	80,271	8.01%

Allowance for loan losses	(15,751)			(12,857)			(10,186)
Cash and due from banks	39,742			43,664			38,938
Other assets	74,976			66,267			44,331

Total assets	$1,672,367			$1,444,152			$1,075,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Savings and NOW	$172,606	493	0.29%	$147,566	897	0.61%	$105,179	1,241	1.18%
Money market	654,546	11,225	1.71%	521,168	17,353	3.33%	372,133	16,359	4.40%
Certificates of deposit	254,171	6,878	2.71%	258,820	12,003	4.64%	224,304	12,121	5.40%
Borrowed funds	194,687	7,669	3.94%	164,024	8,068	4.92%	109,742	6,142	5.60%

Total interest-bearing liabilities	1,276,010	26,265	2.06%	1,091,578	38,321	3.51%	811,358	35,863	4.42%

Non-interest bearing demand deposits	219,774			187,440			162,003
Payables and other liabilities	21,979			25,764			16,627

Total liabilities	1,517,763			1,304,782			989,988
Stockholders' equity	154,604			139,370			85,581

Total liabilities and stockholders' equity	$1,627,367			$1,444,152			$1,075,569

Net interest income		$65,902			$56,320			$44,408

Interest rate spread			3.80%			3.52%			3.59%
Net interest margin			4.19%			4.18%			4.43%

(1)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $1.9 million, $2.2 million, and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

(2)
Loans held for sale, and nonaccrual loans are included in average loan balances.

Comparison of Years Ended December 31, 2002 and 2001

        Net Income.    The Company reported net income of $23.7 million, or $1.02 per diluted share, for the year ended December 31, 2002, compared to net income of $11.5 million, or $0.50 per diluted share for the year ended December 31, 2001. Net income for 2001 included merger expenses, net of taxes of $9.7 million, or $0.42 per diluted share. These merger expenses were due to mergers with Borel, BPVI, Kanon Blok Carré. Adjusting for these merger expenses, 2002 net income would have increased 11.9% over the prior year.

        Net Interest Income.    For the year ended December 31, 2002, net interest income was $64.0 million, an increase of $9.9 million, or 18.2%, over the same period in 2001. This increase was due to an increase in interest rate spread, which was driven by an increase in the average balance of interest earning assets although at lower yields, offset by higher average interest bearing liabilities offset by a decrease in the average cost of funds. The net interest margin was 4.19% for the year ended December 31, 2002, virtually unchanged from 4.18% a year ago.

        Interest and Dividend Income.    Total interest and dividend income was $90.3 million for 2002 compared to $92.5 million for 2001, a $2.2 million decrease, or 2.36%. Income on commercial loans was $39.8 million for 2002 compared to $40.4 million for 2001, a decrease of $612,000, or 1.5%. Income from residential mortgage loans was $34.2 million compared to $28.9 million, an increase of $5.3 million, or 18.3%, and income from home equity and other consumer loans was $5.0 million compared to $5.7 million, a decrease of $769,000, or 13.4%, for the same periods, respectively. These changes in interest income are due to higher average balances offset by lower interest rates. The average balances of commercial loans and residential mortgage loans during 2002 increased $99.7 million, or 20.4%, and $132.9 million, or 32.0%, respectively, compared to 2001. The average balance of home equity and other consumer loans increased $6.3 million, or 8.5%. The yield on commercial loans decreased 151 basis points, or 18.3%, the yield on residential mortgage loans decreased 72 basis points, or 10.4%, and the yield on home equity and other consumer loans decreased 156 basis points, or 20.2%, compared to the prior year.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold and other, money market investments, investment securities, mortgage-backed securities, and stock in the FHLB) decreased to $11.3 million during 2002 compared to $17.4 million during 2001. This decrease is primarily attributable to a decrease in the average interest rate of 160 basis points on the investments. This represents a 30.1% decline to 3.72%. This decrease was compounded by a decrease in the average balance of $12.6 million, or 3.4% for the year ended December 31, 2002.

        Interest Expense.    Interest paid on deposits and borrowings decreased $12.1 million, or 31.5%, to $26.3 million for 2002, from $38.3 million for 2001. This decrease in the Company's interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 145 basis points, or 41.3%, to 2.06%, offset by an increase in the average balance of interest-bearing liabilities of $184.4 million, or 16.9%.

        Provision for Loan Losses.    The provision for loan losses decreased $515,000 or 17.1%, to $2.5 million for 2002, from $3.0 million for 2001. These provisions reflect continued loan growth and a low level of non-performing assets. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Recoveries net of charge-offs were $34,000, compared to $11,000, for the same period in 2001.

        Fees and Other Income.    Total fees and other income increased $597,000, or 1.2%, to $51.9 million for 2002, from $51.3 million for 2001. The majority of fee income was attributable to advisory fees earned on assets under management. These fees remained consistent with the prior year at $38.1 million as assets under management remained relatively flat at $6.4 billion as of December 31, 2002 compared to $6.5 billion as of December 31, 2001.

        Financial planning fees increased $853,000, or 16.9%, to $5.9 million for 2002. This increase was due to special billings and new business.

        Gains of $1.6 million were recognized from the sale of investment securities in 2002 compared to $3.4 million in 2001. The amount of security gains recorded in the portfolio are dependent on current market conditions and the status of the banks' balance sheet.

        Gain on sale of loans increased $1.5 million, to $2.6 million from $1.1 million in 2001. Of the total gain, $2.3 million was due to individual fixed rate loans sold in the secondary market and $327,000 was a result of portfolio loans sold in the ordinary course of business. Boston Private Bank sells virtually all of its fixed rate loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet gap.

        Other fee income and cash administration fees combined of $2.8 million for 2002, remained flat compared to the prior year at $2.8 million.

        Operating Expenses.    Total operating expenses for 2002 were $78.8 million compared to $83.2 million for 2001, a decrease of $4.4 million, or 5.3%. Of this decrease, $12.3 million was due to merger expenses in 2001 relating to the acquisitions by merger of BPVI, Kanon Bloch Carré and Borel.

        Salaries and benefits, the largest component of operating expense, increased $6.5 million, or 14.2%, to $52.5 million for the year ended December 31, 2002, from $45.9 million for 2001. This increase was due to an 8.3% increase in the number of employees, normal salary increases, and the related taxes and benefits thereon, partially offset by a reduced level of employee incentive-based compensation.

        Occupancy and equipment expense increased $3.5 million, or 44.3%, to $11.5 million in 2002, from $7.9 million in 2001. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking offices in Cambridge, Massachusetts, Newton, Massachusetts and Palo Alto, California as well as our continued investments in technology. It is expected that in the first quarter of 2003, Sand Hill will move its offices to space adjacent to the Palo Alto offices of Borel. In connection with this move, we expect to record a charge in 2003 of approximately $2.0 million relating to the lease for the vacated space. The charge will be for the difference between the fair value of the remaining lease payments reduced by the fair value of the estimated sublease income when the space is vacated.

        Professional services, which include such expenses as legal, consulting, and directors fees, audit and compliance services and other fees paid to external service providers, decreased $476,000, or 12.8%, to $3.3 million for 2002. This decrease is due to certain legal and consulting expenses incurred in the prior year that were one time in nature.

        Marketing and business development expenses increased $336,000, or 10.2%, to $3.6 million for 2002. This increase is due to increased business development activity.

        Contract services and processing, which represent fees paid to outside service providers for data processing, custody, and systems, increased $67,000, or 3.8% to $1.8 million for 2002. This increase was due primarily to continued investments in our data processing systems and due to increased transaction volumes and expansion of the Boston Private Bank ATM network.

        Amortization of goodwill was eliminated in January 1, 2002 due to the adoption of FASB statement 142 on that date. Amortization was $1.4 million for the year ended December 31, 2001. Statement 142 eliminated the amortization of goodwill and the amortization of other indefinite life intangibles. See Note 10 of the footnotes to the financial statements. "Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets".

        Other expenses include supplies, insurance, telephone, postage, publications and subscriptions, employee training, and other miscellaneous business expenses. These expenses increased $409,000, or 7.3%, to $6.0 million for 2002 as a result of the Company's continued growth and expansion and increased insurance costs.

        Income Tax Expense.    The Company recorded income tax expense of $10.9 million in 2002 as compared to $7.7 million in 2001. The effective tax rate was 31.4% and 40.0% in 2002 and 2001, respectively. The effective tax rate went from 29.9% to 31.3% or up 1.4% when the non-deductible merger costs are excluded. This increase is due to a reduction in the amount of tax exempt interest income partially offset by a decrease in state income taxes. We have been notified by the Massachusetts Department of Revenue that they have challenged the deductibility of certain dividends associated with our real estate investment trust subsidiary in the 1999, 2000, and 2001 tax returns. Moreover, the legislature of The Commonwealth of Massachusetts has passed and the Governor has enacted statutes related to this matter which may have a significant effect on income tax expense of future periods. See Item 3 "Legal Proceedings" and Note 22(C) to the financial statements. Without giving effect to the dividend received deduction, the Company's income tax expense would have been approximately $11.8 million in 2002 and the effective tax rate would have been 34.1%.

Comparison of Years Ended December 31, 2001 and 2000

        Net Income.    The Company reported net income of $11.5 million, or $0.50 per diluted share, for the year ended December 31, 2001, a decrease of 30.7% compared to net income for the year ended December 31, 2000 of $16.7 million, or $0.85 per diluted share. Results include the expenses described above of $9.7 million. Adjusted to exclude these expenses, net income would have been $21.2 million, an increase of 27.2% over 2000 results.

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

        Provision for Loan Losses.    The provision for loan losses increased $850,000, or 39.4%, to $3.0 million for 2001, from $2.2 million for 2000. Management evaluates several factors, including the risk characteristics of the loan portfolio, actual and estimated charge-offs, and new loan originations, when determining the provision for loan losses

        Fees and Other Income.    Total fees and other income increased $12.1 million, or 30.9%, to $51.3 million for 2001, from $39.2 million for 2000. The majority of fee income was attributable to advisory fees earned on assets under management. These fees increased $4.9 million, or 14.8% to $38.1 million for 2001, compared to $33.2 million for 2000. Of this increase, $2.7 million was due to the inclusion of a full year of advisory fees for Sand Hill. Sand Hill was purchased on August 31, 2000 so there were only four months of fees included in 2000. Advisory fees at Westfield increased $2.4 million over 2000 due to an increase in average assets under management and average fees.

        Financial planning fees increased $941,000, or 23.0%, due to increased services provided as well as annual fee increases. Westfield earned performance fees of $84,000 in 2001 which partially offset losses of $129,000 from the equity in earnings of partnerships. There were no performance fees for 2000 and investment partnership losses were $378,000 for 2000. These losses are related to stock market performance in 2000 and 2001.

        Gains of $3.4 million were recognized from the sale of investment securities in 2001 compared to $27,000 in 2000. The 2001 gains were recognized as part of a strategic repositioning of the balance sheet for Boston Private Bank. The loss of $1.2 million, on the early retirement of $15.5 million of FHLB debt is included in other operating expenses.

        Gain on sale of loans increased $974,000, or 82.4%, as more mortgage loans were originated and sold during 2001 due to the large number of mortgage refinancings that occurred during 2001. Other fee income and cash administration fees combined increased to $2.8 million for 2001 from $1.4 million in 2000 due mostly to an increase in cash management fees.

        Operating Expenses.    Total operating expenses for 2001 were $83.2 million compared to $54.8 million for 2000, an increase of $28.4 million, or 51.8%. This increase of $12.3 million, or 45.2% was due to merger expenses related to the acquisitions by merger of BPVI, Kanon Bloch Carré and Borel in 2001. Operating expenses in 2001 at Sand Hill increased $3.6 million over 2000 to $5.1 million to reflect twelve months of operations for 2001 compared to four months for 2000.

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

        Income Tax Expense.    The Company recorded income tax expense of $7.7 million in 2001 as compared to $8.8 million in 2000. The effective tax rate was 40.0% and 34.7% in 2001 and 2000, respectively. This increase in the Company's effective tax rate was the result of non-deductible merger costs partially offset by an increase in tax exempt income.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides additional implementation guidance and supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as other pronouncements. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. Statement No. 144 was adopted on January 1, 2002 with no impact on our financial condition or results of operations.

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among it's provision this Statement rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt. The provisions of Statement No. 145 related to the rescission of Statement No. 4 apply in fiscal years beginning after May 15, 2002 with earlier application of this Statement encouraged. The Company adopted Statement No. 145 during 2002 at which time the extraordinary loss recognized in previous years from the early extinguishment of debt was reclassified as an operating expense.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002.

        In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," which amends Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9. Except for transactions between two or more mutual institutions, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated earnings, financial condition or equity.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss under these guarantees and indemnifications to be disclosed.

        The Banks have issued standby letters of credit where the Banks are required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At December 31, 2002 the maximum potential amount of future payments was $17.5 million. Of this amount, $17.4 million was covered by collateral.

Risk Factors and Factors Affecting Forward-Looking Statements

        This Annual Report on Form 10-K, including the information incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward-looking statements set forth in this Annual Report on Form 10-K including the information incorporated herein by reference. Factors which may cause such a material difference include those set forth below. Investors in the Company's Common Stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Annual Report on Form 10-K.

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

        For the year ended December 31, 2002, approximately 32.9%of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

        Moreover, Westfield receives performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. During the past three years, the performance fees earned by Westfield have not been material. Westfield, BPVI, Rinet, and Sand Hill are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition. Also see Part I, Item 1, "Business—Competition" for further information.

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

A Downturn in the Local Economies or Real Estate Markets Could Negatively Impact Our Banking Business

        A downturn in the local economies or real estate markets could negatively impact our banking business. Because the Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area and Northern California, the ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including the recession, increased unemployment in Northern California and New England, as well as ongoing economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States' war on terrorism in Afghanistan and elsewhere, and the possibility of war with Iraq will likely continue to negatively impact businesses in Northern California and New England. While we are currently uncertain as to the long-term effects of these events, they could adversely affect general economic conditions, consumer confidence and market liquidity, or result in changes in interest rates, any of which may have a negative impact on the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

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

Our Investment Management Business May Be Negatively Impacted by Changes in Economic and Market Conditions

        Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000. This decline has impacted our investment management business, reducing both management and performance fees. In addition, following the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the world financial and securities markets experienced significant and precipitous decline in value from which they have yet to recover. The world financial and securities markets will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets which we manage.

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

        Furthermore, our banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates the Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including the Banks. See "Business-Bank Regulatory Concerns."

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

Adverse Developments in Litigation Could Negatively Impact Our Business.

        Since 1984, Borel has served as the trustee of a private trust that has been the subject of protracted litigation. During the last seven years there have been three actions filed in the Superior Court for San Mateo County, California, by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor. Borel has prevailed in the trial court in the second action; however, the appeals court has remanded that case to the trial court for limited further proceedings. The third case has been held in abeyance by the trial court for several years pending disposition of the first two matters. Adverse developments in these lawsuits could have a material adverse effect on Borel's business or the combined business of the Banks. For a more detailed description of this litigation, see Item 3 "Legal Proceedings."

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

        The ALCO uses both interest rate "gap" sensitivity and interest income simulation analysis to measure inherent risk in the Banks' balance sheets at a specific point in time. The simulations look forward at one and two year increments with immediate and sustained interest rate shocks of up to 200 basis points, and take into account the repricing, maturity, and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure to net interest income and to the fair value of the available for sale investment portfolio is within the guidelines which are set and monitored at both the ALCO and Board levels. The ALCO committees review the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure. As of December 31, 2002, net interest income simulation and fair market value simulation indicated that both Banks' exposure to changing interest rates was within the established tolerance levels. As can be seen in the following table, with interest rates at historically low levels, it becomes more difficult to reduce the cost of funds should interest rates decline even further. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of instantaneous and sustained interest rate shocks on pro forma net interest income for the Banks over a twelve month period:

	Twelve months beginning 1/1/03
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 200 basis point shock	$(528)	(0.8%	)
Down 100 basis point shock	$(678)	(1.0%	)

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

        Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed Boston Private Bank to undue interest rate risk. Borel's balance sheet is asset sensitive and most of the $678,000 hypothetical decline from a 100 basis point interest rate shock is attributable to Borel. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent to do so. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks' gap position at each of these maturity points, and also tends to focus closely on the gap at the one year point in making funding decisions, such as with respect to Boston Private Bank's adjustable rate mortgage loan portfolio. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

        The repricing schedule for the Banks' interest-earning assets and interest-bearing liabilities is also measured on a cumulative basis. The simulation analysis is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The model also includes senior management projections for activity levels in product lines offered by the Banks. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2002:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest earning assets(1):
Cash and due from banks	$861	$—	$—	$—	$—	$861
Federal funds sold and other	44,997	—	—	—	—	44,997
Money Market Investments	35,000	—	—	200	—	35,200
Investment securities	24,068	28,662	27,986	183,237	16,101	280,054
FHLB stock	8,126	—	—	—	—	8,126
Loans-fixed rate	41,705	9,906	27,374	175,151	53,824	307,960
Loans-variable rate	570,760	45,909	77,748	329,075	1,197	1,024,689

Total interest earning assets	725,517	84,477	133,108	687,663	71,122	1,701,887

Interest bearing liabilities (2):
Savings and NOW accounts (3)	23,440	23,409	—	—	184,915	231,764
Money market accounts	454,041	190,391	—	—	30,673	675,105
Time certificates under $100,000	36,257	26,522	12,884	6,148	18	81,829
Time certificates $100,000 or more	86,695	41,817	25,617	12,176	2,877	169,182
Reverse repurchase agreements	73,050	—	—	—	—	73,050
Borrowings	388	996	13,652	86,185	44,118	145,339

Total interest bearing liabilities	673,871	283,135	52,153	104,509	262,601	1,376,269

Net interest sensitivity gap during the period	$51,646	$(198,658)	$80,955	$583,154	$(191,479)	$325,618

Cumulative gap	$51,646	$(147,012)	$(66,057)	$517,097	$325,618

Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	107.66%	84.64%	93.45%	146.43%	123.66%
Cumulative gap as a percent of total assets	2.84%	(8.07)%	(3.63)%	28.40%	17.88%

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)
Does not include $242 million of demand accounts because they are non-interest bearing.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2002	December 31, 2001
ASSETS:
Cash and due from banks	$52,532	$43,581
Federal funds sold and other short term investments	44,997	14,700

Cash and cash equivalents	97,529	58,281
Money market investments	35,200	44,151
Investment securities available for sale (amortized cost of $280,054 and $238,220, respectively, Notes 6 and 13)	287,534	240,158
Loans held for sale	30,923	7,672
Loans receivable(Notes 7, 8 and 12):
Commercial	676,189	538,144
Residential mortgage	544,166	479,595
Home equity and other consumer loans	81,371	79,678

Total loans	1,301,726	1,097,417
Less allowance for loan losses (Note 8)	(17,050)	(14,521)

Net loans	1,284,676	1,082,896
Stock in Federal Home Loan Banks (Note 12)	8,126	6,882
Premises and equipment, net (Note 9)	13,528	10,365
Goodwill (Note 10)	16,542	17,048
Intangible Assets (Note 10)	1,465	159
Fees receivable	6,890	7,198
Accrued interest receivable	7,658	7,894
Other assets	30,670	26,775

Total assets	$1,820,741	$1,509,479

LIABILITIES:
Deposits (Note 11)	$1,400,333	$1,145,329
Federal funds purchased (Note 13)	—	5,500
FHLB borrowings (Note 12)	145,339	124,217
Securities sold under agreements to repurchase (Note 13)	73,050	61,261
Accrued interest payable	2,171	2,574
Other liabilities	32,466	30,967

Total liabilities	1,653,359	1,369,848

Commitments and contingencies (Notes 9, 17, 21, 22 and 23)
STOCKHOLDERS' EQUITY (NOTES 4, 15 AND 21):
Common stock, $1.00 par value per share; authorized: 70,000,000 shares issued: 22,548,591 shares in 2002 and 22,240,575 shares in 2001	22,549	22,241
Additional paid-in capital	74,342	70,611
Retained earnings	65,725	45,562
Accumulated other comprehensive income	4,766	1,217

Total stockholders' equity	167,382	139,631

Total liabilities and stockholders' equity	$1,820,741	$1,509,479

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
INTEREST AND DIVIDEND INCOME:
Loans	$78,945	$75,043	$64,963
Taxable investment securities	6,855	9,928	6,824
Non-taxable investment securities	3,524	4,193	2,153
Mortgage-backed securities	91	170	251
FHLB stock dividends	271	351	367
Federal funds sold and other	607	2,794	4,594

Total interest and dividend income	90,293	92,479	79,152

INTEREST EXPENSE:
Deposits	18,596	30,252	29,721
FHLB borrowings	6,736	6,445	4,655
Securities sold under agreements to repurchase	915	1,601	1,410
Federal funds purchased and other	18	23	77

Total interest expense	26,265	38,321	35,863

Net interest income	64,028	54,158	43,289
Provision for loan losses (Note 8)	2,495	3,010	2,160

Net interest income after provision for loan losses	61,533	51,148	41,129

FEES AND OTHER INCOME:
Investment management and trust fees	38,086	38,115	33,192
Financial planning fees	5,893	5,040	4,099
Equity in earnings (losses) of partnerships	(40)	(45)	(378)
Deposit account service charges	834	843	716
Gain on sale of loans, net	2,609	1,092	118
Gain on sale of investment securities, net (Note 6)	1,619	3,431	27
Cash administration fees	833	1,118	—
Other	2,034	1,677	1,400

Total fees and other income	51,868	51,271	39,174

OPERATING EXPENSE:
Salaries and employee benefits (Note 15)	52,494	45,952	36,087
Occupancy and equipment (Note 9)	11,467	7,945	6,173
Professional services	3,269	3,745	2,938
Marketing and business development	3,618	3,282	2,688
Contract services and processing	1,803	1,736	1,393
Amortization of intangibles (Notes 3 and 10)	88	1,399	815
Merger expenses	—	12,291	—
Loss on early extinguishment of debt	—	1,216	—
Other (Note 16)	6,024	5,615	4,696

Total operating expense	78,763	83,181	54,790

Income before income taxes	34,638	19,238	25,513
Income tax expense (Note 14)	10,893	7,692	8,843

Net income	$23,745	$11,546	$16,670

Per share data (Note 3):
Net Income:
Basic earnings per share	$1.06	$0.52	$0.87
Diluted earnings per share	$1.02	$0.50	$0.85

Average basic common shares outstanding	22,412,665	22,119,726	19,094,010
Average diluted common shares outstanding	23,357,066	23,053,052	19,714,510

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	$17,976	$21,806	$27,510	$(320)	$(1,461)	$65,511
Net income	—	—	16,670	—	—	16,670
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	2,570	2,570

Total comprehensive income, net						19,240
Dividends paid:
Boston Private Financial Holdings, Inc. $.12 per share	—	—	(1,520)	—	—	(1,520)
Borel Private Bank $1.05 per share	—	—	(3,085)	—	—	(3,085)
Proceeds from issuance of 3,788,389 shares of common stock	3,788	44,163	—	—	—	47,951
Stock options exercised	177	567	—	—	—	744
Stock subscription payments	—	—	—	174	—	174
S-Corporation dividends paid	—	—	(390)	—	—	(390)

Balance at December 31, 2000	21,941	66,536	39,185	(146)	1,109	128,625
Net income	—	—	11,546	—	—	11,546
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	108	108

Total comprehensive income, net						11,654
Dividends paid:
Boston Private Financial Holdings, Inc. $.14 per share	—	—	(2,275)	—	—	(2,275)
Borel Private Bank $.75 per share	—	—	(2,212)	—	—	(2,212)
Proceeds from issuance of 113,148 shares of common stock	113	2,161	—	—	—	2,274
Stock options exercised	187	1,914	—	—	—	2,101
Stock subscription payments	—	—	—	146	—	146
S-Corporation dividends paid	—	—	(682)	—	—	(682)

Balance at December 31, 2001	22,241	70,611	45,562	—	1,217	139,631
Net income	—	—	23,745	—	—	23,745
Other comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	3,549	3,549

Total comprehensive income, net						27,294
Dividends paid: $.16 per share	—	—	(3,582)	—	—	(3,582)
Proceeds from issuance of 109,088 shares of common stock	109	2,064	—	—	—	2,173
Stock options exercised	199	1,667	—	—	—	1,866

Balance at December 31, 2002	$22,549	$74,342	$65,725	$—	$4,766	$167,382

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,745	$11,546	$16,670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,818	5,116	1,682
Gain on sale of securities	(1,619)	(3,431)	(27)
Gain on sale of loans	(2,609)	(1,092)	(118)
Distributed earnings of partnership investments	124	217	2,421
Common shares issued as compensation	1,476	1,943	791
Provision for loan losses	2,495	3,010	2,160
Loans originated for sale	(248,731)	(37,666)	(2,804)
Proceeds from sale of loans held for sale	228,368	31,350	2,949
(Increase) decrease in:
Fees receivable	308	(310)	(479)
Accrued interest receivable	236	438	(3,179)
Other assets	(5,237)	(13,186)	768
Increase (decrease) in:
Accrued interest payable	(403)	(336)	958
Other liabilities	1,056	11,341	1,937

Net cash provided by operating activities	2,027	8,940	23,729

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in money market investments	8,951	(4,151)	(25,000)
Investment securities available for sale:
Purchases	(310,784)	(216,707)	(162,614)
Sales	70,169	163,852	2,027
Maturities	199,889	30,873	59,296
Purchase of FHLB stock	(1,244)	(2,052)	—
Net increase in portfolio loans	(230,375)	(254,725)	(198,405)
Proceeds from sale of loans	26,233	35,714	3,724
Recoveries on loans previously charged-off	262	60	139
Capital expenditures, net of sale proceeds	(5,995)	(4,555)	(3,547)
Acquisition of investment management businesses	(1,281)	(780)	(9,268)

Net cash used in investing activities	(244,175)	(252,471)	(333,648)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	255,004	142,867	296,353
Net increase in repurchase agreements	11,789	11,555	33,155
Net increase (decrease) in federal funds purchased	(5,500)	5,500	—
Proceeds from FHLB borrowings	49,880	65,450	28,000
Repayments of FHLB borrowings	(28,758)	(31,405)	(18,500)
Dividends paid to stockholders	(3,582)	(4,487)	(4,605)
S-corporation dividends paid	—	(682)	(390)
Proceeds from stock subscriptions receivable	—	146	174
Proceeds from issuance of common stock, net	2,563	2,101	44,932

Net cash provided by financing activities	281,396	191,045	379,119

Net increase (decrease) in cash and due from banks	39,248	(52,486)	69,200
Cash and cash equivalents at beginning of year	58,281	110,767	41,567

Cash and due from banks at end of year	$97,529	$58,281	$110,767

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$26,668	$38,657	$34,904
Cash paid for income taxes	12,385	12,539	9,267
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	3,549	108	2,570
The Company purchased investment advisory businesses in 2002 and 2000. In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$1,992	$—	$16,124
Less: estimated contingent deferred liability	1,157	—	3,884

Cash and stock paid at close	$835	$—	$12,240

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

        Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company (the "Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), registered investment advisors; and RINET Company LLC ("RINET"), a registered investment advisor and a financial planning firm. In addition, the Company holds a 26% minority interest in Coldstream Holdings, Inc. Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, (together the "Banks"), Westfield, Sand Hill, BPVI and RINET.

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

        Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting demand, savings and time deposits and making commercial, real estate, home equity and consumer loans. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

        Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the US and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships.

        Sand Hill provides wealth management services to high net worth investors and select institutions in Northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise in transitional wealth counsel.

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, New Hampshire, with an office at Ten Post Office Square in Boston, Massachusetts.

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

2.    MERGERS AND ACQUISITIONS

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

        On February 28, 2001, the Company acquired by merger BPVI, formerly E. R. Taylor Investments, Inc., a corporation engaged in providing value style investment advisory services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock. On June 10, 2002, BPVI appointed Edward Goldberg as a senior vice president. In connection with this appointment, BPVI agreed to purchase Goldberg's business. The purchase price is to be paid in three annual installments commencing in September, 2002. The payments are based upon retained assets under management with 10% of the purchase price being satisfied by the issuance of additional stock. At closing, 3,485 shares of BPFH stock were issued. The acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Goldberg's business on a consolidated basis since the date of the acquisition.

        On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment advisor, in exchange for 100,288 newly issued shares of the Company's common stock.

        On November 30, 2001, the Company acquired by merger Borel, a private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, the Company issued 230,000 stock options in exchange for Borel's previously issued stock options. The number of the Company's shares was calculated using an exchange ratio of 1.8996 shares of the Company's stock for each share of Borel common stock. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses which are non-recurring operating expenses.

        These mergers were initiated prior to June 30, 2001 and were accounted for as "poolings of interests." Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, Borel and BPVI on a consolidated basis for all periods presented.

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at close, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 70% cash and 30% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarters of 2001 and 2002 the Company issued a total of 24,986 additional shares of its common stock in connection with the first two annual contingent payments. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing industry practices. The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, Boston Private Preferred Capital Corporation, and Boston Private Asset Management Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investment in Coldstream Holdings, Inc. is accounted for using the equity method and the net investment is included in Other assets.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses as well as the evaluation of goodwill and other intangibles. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

STATEMENT OF CASH FLOWS

        For purposes of reporting cash flows, the Company considers cash and due from banks, fed funds sold, and other short term investments to be cash equivalents.

CASH AND DUE FROM BANKS

        Boston Private Bank and Borel are required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2002, the daily amount required to be held for Boston Private Bank and Borel was $3.4 million and $7.5 million, respectively.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment and mortgage-backed securities are classified as held to maturity, available for sale or trading. Securities classified as held to maturity are carried at amortized cost only if the Company has a positive intent and the ability to hold these securities to maturity. Securities classified as trading are carried at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for the purpose of selling in the near term. Securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes. All of the Company's investment and mortgage-backed securities were classified as available for sale as of December 31, 2002.

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

LOANS

        Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2002 and 2001 the amounts of impaired loans were immaterial.

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

        Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid off, the unamortized portion of net fees is recognized into interest income.

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

        The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: "general," "specific" and "unallocated." The general component is determined by applying coverage percentages to groups of loans based on risk. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management's judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

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

INVESTMENT MANAGEMENT FEES

        Investment management fees are accrued as earned. Performance fee revenues are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.

PREMISES AND EQUIPMENT

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

EXCESS OF COST OVER NET ASSETS ACQUIRED

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations consummated after June 30, 2001 be accounted for under a single accounting method—the purchase method. Use of the pooling-of-interests method for transactions initiated after June 30, 2001 is no longer permitted. On January 1, 2002 the Company adopted FASB 142. Statement 142 requires that goodwill no longer be amortized to earnings and that other indefinite life intangibles also not be amortized. This includes existing goodwill, i.e. goodwill already recorded in the financial statements, as well as goodwill and indefinite life intangibles arising from business combinations consummated subsequent to the effective date of the statement.

        Prior to 2002, the excess of cost over net assets acquired was amortized using the straight-line method over 15 years. Management reviews the valuation and amortization of its intangible assets, taking into consideration any events and circumstances that might have diminished their value. At December 31, 2002 the company had $16.5 million of excess of cost over net assets acquired, or goodwill on the balance sheet.

INVESTMENT MANAGEMENT AND TRUST ASSETS UNDER MANAGEMENT

        Investment management and trust assets totalled $6.4 billion and $6.5 billion at December 31, 2002 and 2001, respectively. These assets are not included in the consolidated financial statements because they are held in a fiduciary or agency capacity and are not assets of the Company.

EMPLOYEE BENEFITS

        The Company established a corporate-wide 401(k) Profit Sharing plan for the benefit of the employees of the Company and its subsidiaries, which became effective on July 1, 2002. This Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank plan. As of July 1, 2002, the assets of the Westfield

Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan have been merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. The Company and its subsidiaries match employee contributions based on a predetermined formula and may make additional discretionary contributions. Contributions to those plans are charged against earnings in the year they are made.

INCENTIVE PLANS

        The Company maintains the Long-Term Incentive Plan to encourage and create ownership of the Company's common stock by employees, and maintains the Director Stock Option Plan to reward directors of the Company for their service. The Company accounts for those plans using the intrinsic value method. No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition method.

(Dollars in thousands, except per share amounts)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net income:
As reported	$23,745	$11,546	$16,670
Stock-based employee and director compensation expense, net of related tax effects	2,775	1,711	976

Proforma	$20,970	$9,835	$15,694

Basic earnings per share:
As reported	$1.06	$0.52	$0.87
Proforma	$0.94	$0.44	$0.82
Diluted earnings per share:
As reported	$1.02	$0.50	$0.85
Proforma	$0.90	$0.43	$0.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2002	2001	2000
Expected life	7 yrs.	7 yrs.	7 yrs.
Expected volatility	30%	25%	28%
Risk-free interest rate	5.0%	5.0%	6.7%
Expected dividend yield	0.7%	0.8%	1.3%

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

        The following table is a reconciliation of the numerators and denominators of basic and diluted EPS computations for the three years ended December 31.

	2002			2001			2000
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$23,745	22,413	$1.06	$11,546	22,120	$0.52	$16,670	19,094	$0.87
Effect of Dilutive Securities
Stock Options	—	944	0.04	—	933	0.02	—	621	0.02

Diluted EPS	$23,745	23,357	$1.02	$11,546	23,053	$0.50	$16,670	19,715	$0.85

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides additional implementation guidance and supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of as well as other pronouncements. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. Statement No. 144 was adopted on January 1, 2002 with no impact on our financial condition or results of operations.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among it's provision this Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt. The provisions of Statement No. 145 related to the rescission of Statement No. 4 apply in fiscal years beginning after May 15, 2002 with earlier application of this Statement encouraged. The Company adopted Statement No. 145 during 2002 at which time the extraordinary loss recognized in previous years from the early extinguishment of debt was reclassified as an operating expense.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002.

        In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual institutions, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated earnings, financial condition or equity.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss under these guarantees and indemnifications to be disclosed.

        The Banks have issued standby letters of credit where the Banks are required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At December 31, 2002 the maximum potential amount of future payments was $17.5 million. Of this amount, $17.4 million was covered by collateral.

4.    COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.

        The Company's other comprehensive income and related tax effects for the years ended December 31, 2002, 2001, and 2000 is as follows:

(In thousands)	Pre-Tax	Tax Expense (Benefit)	Net
2002
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,160	$2,547	$4,613
Less: adjustment for realized gains	(1,619)	(555)	(1,064)

Other comprehensive income	$5,541	$1,992	$3,549

2001
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,625	$1,170	$2,455
Less: adjustment for realized gains	(3,431)	(1,084)	(2,347)

Other comprehensive income	$194	$86	$108

2000
Unrealized gains on securities:
Unrealized holding gains arising during period	$4,084	$1,496	$2,588
Less: adjustment for realized gains	(27)	(9)	(18)

Other comprehensive income	$4,057	$1,487	$2,570

5.    BUSINESS SEGMENTS

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

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements. In addition to direct expenses, each business segment was allocated a share of holding company expenses prior to 2002 based on the segment's percentage of consolidated net income.

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 2002, 2001, and 2000:

	2002
(In thousands)	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$45,488	$18,465	$50	$(11)	$14	$6	$16	$—	$64,028
Non-interest income	15,641	3,891	18,460	5,915	4,091	3,963	(54)	(39)	51,868

Total revenues	61,129	22,356	18,510	5,904	4,105	3,969	(38)	(39)	115,896
Provision for loan losses	1,775	720	—	—	—	—	—	—	2,495
Operating expense	35,506	11,131	12,223	4,972	3,868	3,054	8,048	(39)	78,763
Income tax expense	6,792	3,806	2,630	381	100	361	(3,177)	—	10,893

Segment profit	$17,056	$6,699	$3,657	$551	$137	$554	$(4,909)	$—	$23,745

Balance Sheet Data:
Total segment assets	$1,323,736	$466,831	$10,859	$2,629	$14,427	$3,320	$18,493	$(19,554)	$1,820,741

	2001
(In thousands)	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$37,700	$16,401	$84	$(13)	$54	$21	$19	$(108)	$54,158
Non-interest income	16,445	3,313	17,951	5,014	4,691	3,852	5	—	51,271

Total revenues	54,145	19,714	18,035	5,001	4,745	3,873	24	(108)	105,429
Provision for loan losses	2,650	360	—	—	—	—	—	—	3,010
Operating expense	35,697	10,074	12,764	4,332	5,074	2,924	24	—	70,889
Merger expenses	—	8,762	—	141	—	82	3,306	—	12,291
Income tax expense	3,832	1,144	2,202	274	(135)	376	—	—	7,693

Segment profit	$11,966	$(626)	$3,069	$254	$(194)	$491	$(3,306)	$(108)	$11,546

Balance Sheet Data:
Total segment assets	$1,106,391	$375,416	$10,691	$2,388	$16,059	$1,464	$21,977	$(24,907)	$1,509,479

	2000
(In thousands)	Boston Private Bank	Borel	Westfield	RINET	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$25,819	$17,496	$111	$9	$6	$49	$(54)	$(147)	$43,289
Non-interest income	10,633	3,213	15,219	4,099	1,836	4,170	4	—	39,174

Total revenues	36,452	20,709	15,330	4,108	1,842	4,219	(50)	(147)	82,463
Provision for loan losses	1,900	260	—	—	—	—	—	—	2,160
Operating expense	25,520	9,641	11,061	3,436	1,425	3,757	(50)	—	54,790
Income tax expense	2,244	4,386	1,756	227	172	58	—	—	8,843

Segment profit	$6,788	$6,422	$2,513	$445	$245	$404	$—	$(147)	$16,670

Balance Sheet Data:
Total segment assets	$897,070	$371,278	$9,963	$1,821	$16,999	$1,676	$20,569	$(24,812)	$1,294,564

6.    INVESTMENT SECURITIES

        A summary of investment securities available for sale follows:

		Unrealized
(In thousands)	Amortized Cost			Market Value
		Gains	Losses
At December 31, 2002
U.S. Government and agencies	$163,730	$4,390	$—	$168,120
Corporate bonds	15,887	280	(1)	16,166
Municipal bonds	99,068	2,815	(23)	101,860
Mortgage backed securities	1,369	19	—	1,388

Total	$280,054	7,504	(24)	$287,534

At December 31, 2001
U.S. Government and agencies	$105,273	$1,493	$(749)	$106,017
Corporate bonds	33,854	556	(42)	34,368
Municipal bonds	96,830	1,123	(472)	97,481
Mortgage backed securities	2,263	29	—	2,292

Total	$238,220	3,201	(1,263)	$240,158

        The following table sets forth the maturities of investment securities available for sale at December 31, 2002 and the weighted average yields of such securities:

	U.S. Government And Agencies			Corporate Bonds
(Dollars in thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$7,016	$7,046	3.15%	$9,301	$9,310	3.53%
After one, but within five years	156,714	161,074	3.57%	6,586	6,856	4.50%
After five, but within ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	$163,730	$168,120	3.55%	$15,887	$16,166	3.94%

	Municipal Bonds			Mortgage Backed Securities			Total
(Dollars in thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$18,736	$18,766	2.25%	$—	$—	—	$35,053	$35,122	2.77%
After one, but within five years	59,889	61,753	3.03%	190	193	4.26%	223,379	229,876	3.45%
After five, but within ten years	11,019	11,802	4.49%	—	—	—	11,019	11,802	4.49%
After7 ten years	9,424	9,539	1.98%	1,179	1,195	3.92%	10,603	10,734	2.20%

Total	$99,068	$101,860	2.94%	$1,369	$1,388	3.97%	$280,054	$287,534	3.36%

        Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average remaining life of investment securities available for sale at December 31, 2002 was 3.26 years. As of December 31, 2002, approximately $75.9 million of investment securities available for sale were callable before maturity.

        The following table presents the sale of investment securities and mortgage-backed securities with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Amortized cost of securities sold	$68,550	$160,421	$2,000
Gains realized on sales	1,619	3,431	27
Losses realized on sales	—	—	—

Net proceeds from sales	$70,169	$163,852	$2,027

7.    LOANS RECEIVABLE

        The Banks' lending activities are conducted principally in New England and Northern California. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans made are secured by borrowers' personal or business assets. The ability of the Banks' single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio is susceptible to changing conditions in the New England and Northern California economies. As of December 31, 2002, the Banks had $285.6 million of fixed rate loans and $1,016.1 million of variable rate loans outstanding. Mortgage loans serviced for others totaled $36.1 million and $28.9 million at December 31, 2002 and 2001, respectively.

        Loans outstanding to executive officers and directors of the Company aggregated $7.2 million and $5.7 million at December 31, 2002 and 2001, respectively. An analysis of the activity of these loans is as follows:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001
Balance at beginning of year	$5,682	$7,591
Originations	5,936	3,688
Repayments	(4,373)	(5,597)

Balance at end of year	$7,245	$5,682

        All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

        The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2002	December 31, 2001	December 31, 2000
Nonaccrual loans	$1,057	$904	$1,303
Loans past due 90 days or more, but still accruing	—	—	—

Total non-performing loans	$1,057	$904	$1,303

Loans past due 30-89 days	$3,981	$3,650	$3,980

8.    ALLOWANCE FOR LOAN LOSSES

        An analysis of the activity in the allowance for loan losses is as follows:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Balance at beginning of year	$14,521	$11,500	$9,242
Provision for loan losses	2,495	3,010	2,160
Charge-offs	(228)	(49)	(41)
Recoveries	262	60	139

Balance at end of year	$17,050	$14,521	$11,500

9.    PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following:

(In thousands)	December 31, 2002	December 31, 2001
Leasehold improvements	$9,007	$7,154
Furniture, fixtures, and equipment	14,308	11,606
Vehicles	46	74
Buildings	319	319

Subtotal	23,680	19,153
Less accumulated depreciation and amortization	(10,152)	(8,788)

Premises and equipment, net	$13,528	$10,365

        Depreciation and amortization expense related to premises and equipment was $2.8 million, $2.1 million, and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated useful lives for leasehold improvements, buildings and vehicles are 5-20 years, 40 years and 5 years, respectively. The estimated useful life for furniture, fixtures and equipment is 5-6 years with the exception of computer equipment, which is 3-5 years.

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, Massachusetts. Boston Private Bank has six offices, three in Boston, Massachusetts and one in Wellesley, Massachusetts, one in Newton, Massachusetts and one in Cambridge, Massachusetts. Borel has two offices, one in San Mateo, California and another in Palo Alto, California. Westfield is located at One Financial Center, Boston, Massachusetts.

        Sand Hill is currently located in Menlo Park, California, and in December 2002, Sand Hill committed to lease space in Palo Alto adjacent to Borel's new Palo Alto office. Sand Hill intends to move to this space during 2003 and to sublease its existing facilities. The lease on the space to be vacated by Sand Hill expires in 2008 and the remaining payments total $4.4 million. RINET is located at 10 Post Office Square, which is adjacent to Boston Private Bank's headquarters. BPVI has two offices, one located at Ten Post Office Square, which is also adjacent to Boston Private Bank's headquarters, and one in Concord, New Hampshire. Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

        The Company is obligated for minimum rental payments under these noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

(In thousands)	Minimum Lease Payments
2003	$6,675
2004	6,803
2005	4,515
2006	3,970
2007	3,756
Thereafter	5,531

Total	$31,250

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $6.1 million, $4.3 million, and $3.4 million respectively.

10.  EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND INTANGIBLE ASSETS

        An analysis of the activity in goodwill and intangible assets:

	Intangibles
		Boston Private Bank Other Intangibles		Goodwill
(In thousands)	Total Intangibles		BPVI Advisory Contracts	Total Goodwill	Boston Private Bank	Sand Hill	BPVI
Balance as of December 31, 2000	$178	$178	—	$18,194	$2,550	$15,278	$366
Amortization	(19)	(19)	—	(1,380)	(264)	(1,063)	(53)
Adjust net assets acquired	—	—	—	234	—	234	—

Balance as of December 31, 2001	159	159	—	17,048	2,286	14,449	313

Purchase of Goldberg business	—	—	—	598	—	—	598
Adjust estimated deferred purchase price	—	—	—	(1,104)	—	(1,104)	—
Advisory contracts acquired	1,394	—	1,394	—	—	—	—
Amortization	(88)	(18)	(70)	—	—	—	—

Balance as of December 31, 2002	$1,465	$141	$1,324	$16,542	$2,286	$13,345	$911

        Investment advisory contracts are being amortized on a straight-line basis over their estimated useful life of 10 years and other intangibles are being amortized over a 15 year life. The estimated annual amortization expense for the next five years is $88,000 per year, an aggregate of $440,000 over five years. The goodwill is expected to be deductible for tax purposes.

        The net income and earnings per share would have been as follows if there had been no amortization of goodwill in 2001 and 2000.

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Reported net income	$23,745	$11,546	$16,670
Add back: goodwill amortization (net of tax)	—	841	490

Adjusted net income	$23,745	$12,387	$17,160

Basic earnings per share
Reported net income	$1.06	$0.52	$0.87
Goodwill amortization (net of tax)	—	$0.04	$0.03

Adjusted net income	$1.06	$0.56	$0.90

Diluted earnings per share
Reported net income	$1.02	$0.50	$0.85
Goodwill amortization (net of tax)	—	$0.04	$0.02

Adjusted net income	$1.02	$0.54	$0.87

11.  DEPOSITS

        Deposits are summarized as follows:

(In thousands)	December 31, 2002	December 31, 2001
Demand deposits	$242,453	$201,001
NOW	207,693	146,454
Savings	24,071	22,710
Money market	675,105	541,905
Certificates of deposit under $100,000	81,829	82,631
Certificates of deposit $100,000 or greater	169,182	150,628

Total	$1,400,333	$1,145,329

        Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2002	December 31, 2001
Less than 3 months remaining	$122,951	$126,066
3 to 6 months remaining	68,341	63,723
6 to 12 months remaining	38,501	34,152
More than 12 months remaining	21,218	9,318

Total	$251,011	$233,259

        Interest expense on certificates of deposit greater than $100,000 was $4.7 million, $8.2 million, and $8.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

12.  FEDERAL HOME LOAN BANK

BORROWINGS

        Boston Private Bank is a member of the Federal Home Loan Bank (FHLB) of Boston and Borel is a member of the FHLB of San Francisco and as such both have access to both short and long-term borrowings. As of December 31, 2002, Boston Private Bank had $145.3 million of borrowings outstanding and unused borrowings of $272.5 million. Boston Private Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $94.0 million at December 31, 2002. Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 75% of the carrying value of certain residential mortgage loans. Borel did not have any outstanding borrowings during 2002 or 2001 and had unused borrowings of $21.9 million as of December 31, 2002.

        As members of the FHLB, the Banks are required to invest in the common stock of the FHLB in the amount of one percent of their outstanding loans secured by residential housing or five percent of their outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Banks would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2002, the Bank's FHLB stock holdings totaled $8.1 million. The Banks' investment in FHLB stock is recorded at cost and is redeemable at par.

        Boston Private Bank strategically repositioned its balance sheet during the fourth quarter of 2001 by retiring $15.5 million of FHLB borrowings early and by selling securities at a gain. As a result, Boston Private Bank recognized a $1.2 million loss related to the early extinguishment of debt which is included in operating expense.

        A summary of borrowings from Federal Home Loan Bank of Boston is as follows:

	December 31, 2002		December 31, 2001
(Dollars in thousands) Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$13,367	5.49%	$27,310	5.10%
Over 1 year to 2 years	4,344	3.70%	15,770	4.83%
Over 2 years to 3 years	11,500	4.45%	3,000	3.58%
Over 3 years to 5 years	58,943	4.64%	30,740	4.92%
Over 5 years	57,185	5.15%	47,397	5.68%

Total	$145,339	4.88%	$124,217	5.12%

13.  SHORT TERM BORROWINGS

(In thousands)	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
2002
Outstanding at end of period	$—	$73,050
Maximum outstanding at any month end	—	89,696
Average balance for the year	922	64,907
Weighted average rate at end of period	—	1.22%
Weighted average rate paid for the period	2.00%	1.41%
2001
Outstanding at end of period	$5,500	$61,261
Maximum outstanding at any month end	5,500	73,982
Average balance for the year	970	53,005
Weighted average rate at end of period	1.63%	1.90%
Weighted average rate paid for the period	2.25%	3.02%
2000
Outstanding at end of period	$—	$49,706
Maximum outstanding at any month end	—	49,706
Average balance for the year	137	31,803
Weighted average rate at end of period	—	4.39%
Weighted average rate paid for the period	5.93%	4.42%

        The federal funds purchased and securities sold under the agreement to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated balance sheets. The securities underlying the agreements remain under the Company's control. Investment securities with a carrying value of $131,000, $78,000, and $50,000 were pledged as collateral for the securities sold under agreement to repurchase for the years ended December 31, 2002, 2001, 2000, respectively.

        As of December 31, 2002, the Company had an unused line of credit from a bank which totaled $15 million. Borrowings under the facility would carry an interest rate slightly below prime. The Company pays fees for its revolving credit facility. The Company and its bank subsidiaries are required to maintain specified minimum capital requirements, loan ratios, etc. as stipulated in the credit agreement.

14.  INCOME TAXES

        The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current expense:
Federal	$12,698	$7,641	$7,877
State	788	1,895	1,938

Total current expense	13,486	9,536	9,815
Deferred expense (benefit):
Federal	(2,350)	(1,151)	(837)
State	(236)	(685)	(127)
Change in valuation allowance	(7)	(8)	(8)

Total deferred expense (benefit)	(2,593)	(1,844)	(972)

Income tax expense	$10,893	$7,692	$8,843

        The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	1.0	4.1	4.6
Tax exempt interest, net	(3.6)	(7.5)	(2.9)
Merger costs	0.1	10.1	—
Other, net	(1.1)	(1.7)	(2.0)

Effective income tax rate	31.4%	40.0%	34.7%

        The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2002	December 31, 2001
Gross deferred tax assets:
Allowance for losses on loans	$7,486	$5,963
Acquired deferred tax asset	2,733	2,733
Organization costs	33	63
Pre-operating costs	105	105
Other	22	26

Gross deferred tax assets	10,379	8,890
Valuation allowance	—	(7)

Total deferred tax assets	10,379	8,883
Gross deferred tax liabilities:
Goodwill	722	1,884
Cash to accrual adjustment	103	32
Investment in partnerships	405	195
Depreciation	84	193
Unrealized gain on securities available for sale	2,713	721

Total gross deferred tax liabilities	4,027	3,025

Net deferred tax asset	$6,352	$5,858

        Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $18.1 million of future net taxable income to realize the net deferred tax asset at December 31, 2002. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

15.  EMPLOYEE BENEFITS

EMPLOYEE 401(k) PROFIT SHARING PLANS

        The Company established a corporate-wide 401(k) Profit Sharing plan for the benefit of the employees of the Company and its subsidiaries, which became effective on July 1, 2002. This Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan have been merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions are matched based on a predetermined formula and additional discretionary contributions may be made. Previously, the Company and its subsidiaries maintained 401(k) plans for the benefits of employees of the Company, with the exception of the employees of Westfield, which maintained its own profit sharing plan. Employees that had completed a certain length of service, which varied by plan but was generally between one hour and one year, and were at least twenty-one (21) years of age were eligible to participate in the plans. Under the plan, the Company typically made a matching contribution, which also varied by plan. Consolidated expenses relating to the above mentioned plans were $1.2 million, $916,000, and $899,000 in 2002, 2001 and 2000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company's common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 45,433 shares issued under the plan during fiscal year 2002. As of December 31, 2002 there were 254,567 shares reserved for future issuance.

SALARY CONTINUATION PLANS

        Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $241,000, $234,000, and $329,000 for 2002, 2001 and 2000, respectively. The net amount recognized in other liabilities was $2.9 million and $2.8 million as of December 31, 2002 and 2001, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.1 million and $4.9 million, which are included in other assets on the accompanying balance sheets, as of December 31, 2002 and 2001, respectively.

INCENTIVE PLANS

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

        A summary of the status of the Company's two fixed stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	1,969,493	$10.94	1,690,455	$7.69	1,467,751	$6.64
Granted	612,000	22.77	568,750	18.97	451,034	9.47
Exercised	(197,879)	9.24	(233,456)	5.99	(179,146)	4.18
Canceled	(22,450)	14.79	(56,256)	15.07	(49,184)	8.91

Options at end of year	2,361,164	$14.11	1,969,493	$10.94	1,690,455	$7.69

Options exercisable at year end	1,448,890	$10.79	1,316,220	$8.67	1,084,686	$6.88

Weighted average fair value of options granted during the year		$8.82		$7.24		$3.49

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$2.00 to $3.88	113,770	2.4	$3.06	113,770	$3.06
$4.00 to $6.58	162,600	3.9	4.99	162,600	4.99
$7.50 to $7.97	244,845	6.2	7.82	244,678	7.82
$8.13 to $9.22	544,118	6.4	8.65	400,780	8.68
$9.94 to $10.75	141,266	2.4	10.36	141,266	10.36
$11.41 to $14.63	29,225	7.7	13.53	21,919	13.53
$18.72 to $20.75	522,590	8.2	19.01	239,565	18.98
$21.35 to $27.30	602,750	9.1	22.80	124,312	22.31

Total	2,361,164	6.9	$14.11	1,448,890	$10.79

16.  OTHER OPERATING EXPENSE

        Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Forms and supplies	$897	$834	$769
Telephone	369	440	316
Training and education	261	125	208
Postage	387	335	281
Insurance	1,092	782	564
Publications and subscriptions	293	268	178
Dues and memberships	224	235	176
Courier and express mail	292	239	171
Other	2,209	2,357	2,033

Total	$6,024	$5,615	$4,696

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        Commitments to originate loans and unused lines of credit are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2002	December 31, 2001
Commitments to originate loans
Variable	$66,798	$90,919
Fixed	51,589	6,862

Total commitments to originate loans	$118,387	$97,781

Unused lines of credit	$281,229	$268,294
Standby letters of credit	$17,463	$9,839

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2002		December 31, 2001
(In thousands)
	Book Value	Fair Value	Book Value	Fair Value
ASSETS:
Cash and due from banks	$52,532	$52,532	$43,581	$43,581
Federal funds sold and other short term investments	44,997	44,997	14,700	14,700
Money market investments	35,200	35,200	44,151	44,151
Investment securities	287,534	287,534	240,158	240,158
Stock in Federal Home Loan Banks	8,126	8,126	6,882	6,882
Loans held for sale	30,923	30,923	7,672	7,672
Loans receivable (net of allowance for loan losses):
Commercial	662,759	672,506	526,821	534,993
Residential mortgage	542,104	551,489	477,889	471,923
Home equity and other consumer loans	79,813	79,804	78,186	78,241
Fees receivable	6,890	6,890	7,198	7,198
Accrued interest receivable	7,658	7,658	7,894	7,894
LIABILITIES:
Deposits:
Demand deposits	242,453	242,453	201,001	201,001
NOW	207,693	207,693	146,454	146,454
Savings and money market	699,176	699,176	564,615	564,615
Certificates of deposit under $100,000	81,829	82,178	82,631	82,819
Certificates of deposit $100,000 or more	169,182	170,014	150,628	151,285
Federal funds purchased	—	—	5,500	5,500
Securities sold under agreements to repurchase	73,050	73,050	61,261	61,261
FHLB borrowings	145,339	157,172	124,217	124,217
Accrued interest payable	2,171	2,171	2,574	2,574

CASH AND DUE FROM BANKS

        The carrying values reported in the balance sheet for cash and due from banks approximate the fair value because of the short maturity of these instruments.

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

        The carrying values reported in the balance sheet for federal funds sold and other short term investments approximate the fair value because of the short maturity of these instruments.

MONEY MARKET INVESTMENTS

        The carrying values reported in the balance sheet for money market investments approximate the fair value.

INVESTMENT SECURITIES

        The fair values presented for investment and mortgage-backed securities are based on quoted bid prices received from a third party pricing service.

STOCK IN THE FEDERAL HOME LOAN BANK OF BOSTON

        The fair value of stock in the FHLB equals the carrying value reported in the balance sheet. This stock is redeemable at full par value only by the FHLB.

LOANS HELD FOR SALE

        The carrying values reported in the balance sheet for loans held for sale approximate the fair value.

LOANS RECEIVABLE

        Fair value estimates are based on loans with similar financial characteristics. Loans have been segregated by homogenous groups into commercial, residential mortgage, home equity and other consumer loans. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of consumer loans. The fair value estimated for home equity and other loans equals their carrying value because of the floating rate nature of these loans.

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

19.  BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2002	December 31, 2001
ASSETS:
Cash	$14,334	$20,260
Investment in subsidiaries	153,121	121,413
Other assets	4,159	1,717

Total assets	$171,614	$143,390

LIABILITIES:
Due to Sand Hill Advisors	$1,645	$2,776
Accounts payable	2,587	983

Total liabilities	4,232	3,759

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 22,548,591 shares in 2002, and 22,240,575 shares in 2001	22,549	22,241
Additional paid-in capital	74,342	70,611
Retained earnings	65,725	45,562
Accumulated other comprehensive (loss) income	4,766	1,217

Total stockholders' equity	167,382	139,631

Total liabilities and stockholders' equity	$171,614	$143,390

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
INCOME:
Interest income	$16	$19	$11
Gain/(loss) on sale of securities	(60)	—	—
Rental income	6	5	4
Management fees from subsidiaries	—	4,798	3,158
Dividends from subsidiaries	3,820	4,150	1,750

Total income	3,782	8,972	4,923

EXPENSES:
Salaries and benefits	4,395	2,475	1,795
Professional fees	1,620	1,182	796
Other expenses	2,033	1,166	582
Merger expenses	—	3,306	—

Total expenses	8,048	8,129	3,173

Income/(loss) before income taxes	(4,266)	843	1,750
Income tax expense (benefit)	(3,176)	—	—

Income/(loss) before equity in undistributed earnings of subsidiaries	(1,090)	843	1,750
Equity in undistributed earnings of subsidiaries	24,835	10,703	14,920

Net income	$23,745	$11,546	$16,670

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,745	$11,546	$16,670
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Equity in earnings of subsidiaries	(28,655)	(14,852)	(16,670)
Dividends from subsidiaries	3,820	4,150	1,750
Common shares issued as compensation	1,476	1,943	791
(Increase) decrease in other assets	(643)	(613)	(720)
Increase (decrease) in other liabilities	2,105	(25)	561

Net cash provided by (used in) operating activities	1,848	2,149	2,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Coldstream	(1,801)	—	—
Acquisition of Sand Hill Advisors (1)	(529)	(780)	(9,268)
Capital investment in Borel	(4,000)	—	—
Capital investment in Boston Private Value Investors	(425)	—	—
Capital investment in Boston Private Bank	—	—	(18,000)

Net cash provided by (used in) investing activities	(6,755)	(780)	(27,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	697	—	44,189
Proceeds from exercise of stock options	1,866	1,701	726
Dividends paid to shareholders	(3,582)	(2,275)	(1,520)
Proceeds from short-term borrowings	—	—	9,500
Repayment of short-term borrowings	—	—	(9,500)

Net cash provided by (used in) financing activities	(1,019)	(574)	43,395

Net increase (decrease) in cash	(5,926)	795	18,509
Cash at beginning of year	20,260	19,465	956

Cash at end of year	$14,334	$20,260	$19,465

(1)
See supplemental disclosures to the Company's consolidated cash flow statement.

20.  SELECTED QUARTERLY DATA (UNAUDITED)

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$16,566	$16,361	$15,903	$15,198
Non-interest income	12,972	12,733	13,108	13,055

Total revenues	29,538	29,094	29,011	28,253
Provision for loan losses	630	630	555	680
Non-interest expense	20,619	19,948	19,100	19,096
Income taxes	2,461	2,665	3,072	2,695

Net Income	$5,828	$5,851	$6,284	$5,782

Earnings per share
Basic	$0.26	$0.26	$0.28	$0.26

Diluted	$0.25	$0.25	$0.27	$0.25

	2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$13,988	$13,917	$13,236	$13,017
Non-interest income	14,121	12,542	12,670	11,937

Total revenues	28,109	26,459	25,906	24,954
Provision for loan losses	840	840	690	640
Non-interest expense	18,172	17,544	17,410	16,547
Loss on early extinguishment of debt	1,216	—	—	—
Merger expenses	12,152	—	12	127
Income taxes	(9)	2,556	2,627	2,518

Net Income	$(4,262)	$5,519	$5,167	$5,122

Earnings per share
Basic	$(0.19)	$0.25	$0.23	$0.23

Diluted	$(0.18)	$0.24	$0.22	$0.22

21.  REGULATORY MATTERS

INVESTMENT MANAGEMENT

        The Company's investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and state regulatory agencies. Specifically, four of the Company's subsidiaries, including Westfield, Sand Hill, BPVI and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a sub-advisor and Sand Hill acts as an advisor to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, ("ERISA") to the extent any such entities act as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

BANKING

        The Company and its subsidiaries are also subject to extensive regulation and examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of Boston Private Bank and Borel to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks and the California Department of Financial Institutions. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

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

        Current FDIC regulations regarding capital requirements of FDIC-insured institutions require banks to maintain a leverage capital ratio of at least 3% and a qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheetexposure and to minimize disincentives for holding liquid assets. As of December 31, 2002, management believes that the Banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the Company meets the Federal Reserve Bank requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2002, Boston Private Bank and Borel meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2002 that management believes have adversely changed the Company's or the Banks' categories.

        Actual capital amounts and regulatory capital requirements as of December 31, 2002 and 2001 are presented in the tables below.

					To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital Adequacy Purposes
	Actual
(Dollars In thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2002:
Total risk-based capital Company	$160,178	12.95%	$98,989	>8.0%	$123,736	>10.0%
Boston Private Bank	97,395	11.36	68,607	8.0	85,759	10.0
Borel	41,558	11.35	29,283	8.0	36,604	10.0
Tier I risk-based Company	144,642	11.69	49,495	4.0	74,242	6.0
Boston Private Bank	86,661	10.11	34,303	4.0	51,455	6.0
Borel	36,975	10.10	14,642	4.0	21,962	6.0
Tier I leverage capital Company	144,692	8.16	70,946	4.0	88,683	5.0
Boston Private Bank	86,661	6.61	52,408	4.0	65,509	5.0
Borel	36,975	8.20	18,041	4.0	22,552	5.0
AS OF DECEMBER 31, 2001:
Total risk-based capital
Company	$133,673	13.43%	$79,637	>8.0%	$99,547	>10.0%
Boston Private Bank	78,045	11.56	54,008	8.0	67,510	10.0
Borel	30,147	9.76	24,718	8.0	30,897	10.0
Tier I risk-based Company	121,199	12.18	39,819	4.0	59,728	6.0
Boston Private Bank	69,587	10.31	27,004	4.0	40,506	6.0
Borel	26,277	8.50	12,359	4.0	18,538	6.0
Tier I leverage capital Company	121,199	8.05	60,186	4.0	75,233	5.0
Boston Private Bank	69,587	6.30	44,167	4.0	55,209	5.0
Borel	26,277	6.83	15,396	4.0	19,245	5.0

        Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

22.  LITIGATION AND CONTINGENCIES

A. Investment Management Litigation

        On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the Retirement Board of Allegheny County (the "plaintiff"). The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million. Notwithstanding that the fund managed by Westfield under the terms of the governing contract made significant gains above the Board's initial investment, the Board brought the action for an alleged opportunity loss. The complaint does not identify what conduct constituted the alleged breach. Westfield moved to dismiss the complaint on the ground, inter alia, that the complaint contains no allegations as to how Westfield breached the contract between the parties or its fiduciary duty to the Board. The motion was granted, in part. The plantiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is in progress, and Westfield will continue to defend this claim vigorously.

B. Trust Litigation

        Since 1984, Borel has served as the trustee of a private family trust known as the Andre LeRoy Trust. There have been several actions involving Borel and certain beneficiaries of the Andre LeRoy Trust concerning the management and proposed sale of a certain real property known as the Guadalupe Oil Field. The property was jointly owned by the Andre LeRoy Trust and another private family trust, for which Bankers Trust (now Deutsche Bank) is the trustee. In the first action ("Removal Action"), initiated in 1994, certain beneficiaries of the Andre LeRoy Trust petitioned for removal of Borel as trustee, claiming that Borel had breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, in negotiating a proposed Settlement Agreement and Purchase and Sale Agreement to sell the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the second action ("Approval Action"), initiated in 1995, Borel petitioned for court approval of the proposed Settlement Agreement and Purchase and Sale Agreement. The same group of beneficiaries that filed the Removal Action opposed the Approval Action.

        Borel prevailed in the trial court in the Removal Action in 1994 and in the Approval Action in 1995; however, in 1997 the Court of Appeal reversed the order in the Removal Action and remanded both actions for further proceedings. A trial took place in 1998. Borel again prevailed in both actions, and again the beneficiary group appealed. In February 2001, the Court of Appeal affirmed the order denying the petition for removal of Borel as trustee, and that order is now deemed final for all purposes. The Court of Appeal also remanded the Approval Action for limited reconsideration by the trial court. In March 2002, the trial court completed that reconsideration and issued an order again granting Borel's petition for approval of the Settlement and Purchase and Sale agreements. The beneficiary group filed a motion for a new trial, which was denied. In May 2002, the beneficiary group also filed a new petition ("Disapproval Action") seeking an order disapproving the Settlement and Purchase and Sale agreements as they had been recently amended, and on the basis of that new petition, sought a preliminary injunction to block the consummation of the amended agreements. The motion for a preliminary injunction was denied, as was the group's petition to the Court of Appeal for a writ of supersedeas. On July 2, 2002, the Settlement Agreement and the Purchase and Sale Agreement were consummated.

        There are three appeals by the beneficiary group currently pending: (1) an appeal from the March 2002 order approving the agreements; (2) an appeal from the denial of the motion for a new trial; and (3) an appeal from the denial of the motion for a preliminary injunction (which would now appear to be moot). These appeals have been consolidated. Briefs have not yet been filed and no hearing date has been set.

        Another action was filed in December 1996 ("Damages Action") in which the same group of beneficiaries sought damages against Borel and Bankers Trust (now Deutsche Bank) for alleged mismanagement of the jointly owned Guadalupe Oil Field and for negotiating with UNOCAL for the sale of the property and settlement of UNOCAL's liability to the trust. In the Damages Action, the plaintiff beneficiaries claimed damages of $234.2 million, but that amount was unsubstantiated, and the component elements of damages they identified did not add up to that amount. In the trial of the Removal Action in 1998, the plaintiff beneficiaries submitted expert testimony of damages in the amount of $102 million. The trial court found this testimony unpersuasive. The Damages Action was stayed by the trial court in 1997 pending resolution of the Removal Action and the Approval Action. It remains stayed at the present time.

        The Disapproval Action filed in May 2002 was amended in December 2002. It seeks, among other things, the unwinding of the Settlement and Purchase and Sale agreements, the return of the Guadalupe Oil Field to the trusts, and unspecified damages for loss of the property. The amended petition repeats many of the same allegations made in this litigation since 1994. The Disapproval Action has not been set for hearing, and no discovery has been taken to date.

        The same group of dissenting beneficiaries filed yet another petition ("Distribution Petition") in October 2002 seeking full distribution of the proceeds of the Settlement and Purchase and Sale agreements and final wrapping up and dissolution of the Andre LeRoy Trust. It does not seek damages. The plaintiff beneficiaries have done nothing to date to pursue the Distribution Petition.

        Borel will continue to litigate the remaining matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

C.  Massachusetts Tax Matters

        Boston Private Preferred Capital Corporation ("BPPCC") is a real estate investment trust 99.9% owned by the Boston Private Bank. Boston Private Bank has received notices of assessment from The Commonwealth of Massachusetts Department of Revenue ("DOR") for the years ended December 31, 1999, 2000 and 2001. The Company is aware that the DOR has also sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

        The DOR contends that dividend distributions by BPPCC to Boston Private Bank are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by BPPCC to Boston Private Bank. Accordingly, no provision was made in the financial statements at the time of the assessments for the amounts assessed or additional amounts that might be assessed in the future. Management has estimated the potential impact to be approximately $3.0 million, net of federal tax benefit and including interest, for 1999 through December of 2002.

        Following the assessment, the Governor of Massachusetts signed legislation in March 2003 that seeks to amend the statute referred to above to expressly disallow the deduction for dividends received from a REIT. This amendment will apply retroactively to the years ending on or after December 31, 1999. As a result of the legislation, the Company will cease recording the tax benefits associated with the dividends received deduction effective in the 2003 tax year. In addition, in the first quarter of 2003 the Company will establish a reserve of approximately $3.0 million for additional state taxes, including interest (net of any federal tax deduction associated with such taxes and interest), thus reducing earnings by that amount in the first quarter of 2003.

        The Company intends to vigorously appeal the assessments and to pursue all available means to defend its position. The Company also believes that the new legislation is likely to be challenged,

especially its retroactivity provisions, on constitutional and other grounds. The Company would support such a challenge.

D. Other

        The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

23.  RELATED PARTY TRANSACTIONS

        In connection with the relocation of its headquarters office, Borel entered into a ten-year lease during 1986 for office space located in the Borel Financial Center in San Mateo, California, which is owned by the Borel Estate Company, a limited partnership. Two of the general partners of Borel Estate Company are relatives of Borel's Vice Chairman and Director Harold A. Fick and of President and Chief Executive Officer and Director Ronald G. Fick. Harold A. Fick is also a director of Boston Private Financial Holdings, Inc. The Vice Chairman of the Board of Borel, Miller Ream, is a general partner in a limited partnership which is the other general partner. The limited partners of Borel Estate Company are Harold A. Fick, Ronald G. Fick and two of their relatives.

        In February 1997, Borel exercised the first of five five-year options to extend the term of the lease commencing on March 12, 1997. As calculated pursuant to the terms of the lease, the base rent for the additional period was $2.65 per square foot per month. Payment of the base rent was abated for the first six months of the additional period, through September 11, 1997. During 2002 and 2001, respectively, Borel Estate Company received $944,074 and $734,073 in rental payments from Borel. In December 2001, Borel exercised its second option to extend the lease for an additional five-year term. The lease payments for this additional period, starting March 13, 2002 were calculated in accordance with the terms of the original lease. The lease calls for a rent adjustment equal to the lesser of: a) an adjustment for the change in the consumer price index (CPI) for the five year period, or b) an adjustment to make the rental payments equal to 90% of the agreed upon market rent. The cost would be $3.43 per square foot if based on the agreed upon fair market rent. The cost based on then current CPI was $3.33 per square foot. The lease was therefore extended for additional five years at $3.33 per square foot. In July 2002 Borel acquired an additional 2,957 square feet of rentable space within the building and negotiated inclusion of that space into its existing lease at the same cost of $3.33 per square foot. The lease extension of this additional space calls for renewals at 100% of fair market value.

        In addition, certain of the executive officers and directors of the Company have loans outstanding with either Boston Private Bank or Borel, which are on substantially the same terms as those prevailing at the time for comparable transactions with other persons. For more information see Note 7.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
BOSTON PRIVATE FINANCIAL HOLDINGS, INC.:

We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 10 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Boston, Massachusetts
January 16, 2003, except as to Note 22(C),
which is as of March 6, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information called for by Items 11 and 13 of Part III and certain information called for by Item 12 of Part III of Form 10-K is incorporated herein by reference to the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 regarding shares of Common Stock of the Company that may be issued under our existing equity compensation plans, including the Company's 1997 Long-Term Incentive Plan (the "1997 Plan"), the Company's Directors' Stock Option Plan (the "Directors Plan"), and the Company's 2001 Employee Stock Purchase Plan (the "ESPP"). Footnote (3) to the table sets forth the total number of shares of Common Stock of the Company issuable upon the exercise of assumed options as of December 31, 2002, and the weighted average exercise price of these options.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,245,261	(2,3)	$14.35	250,490	(4,5,6)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,245,261		$14.35	250,490

Footnotes:

(1)
Consists of the 1997 Plan, the Directors' Plan and the ESPP.

(2)
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)
Does not include outstanding options to acquire 117,644 shares, at a weighted-average exercise price of $9.47 per share, that were assumed in connection with the 2001 merger of Borel Bank & Trust Company with and into a subsidiary of the Company, under the Borel Bank & Trust Company's 1989 Stock Option Plan. No future options may be granted under the Borel Bank & Trust Company's 1989 Stock Option Plan.

(4)
Under the evergreen formula in the 1997 Plan, for each fiscal year beginning after December 31, 1997, an aggregate number of shares of common stock as does not exceed four percent (4%) of the total shares of outstanding common stock of the Company as of the last business day of the preceding fiscal year is added to the 1997 Plan. Any shares described in the preceding sentence which are not granted as awards for a fiscal year will not carry over and be available for awards in any subsequent fiscal year. Pursuant to the evergreen formula, on January 1, 2003, 901,944 shares have been added to the 1997 Plan.

(5)
Under the evergreen formula in the Directors' Plan, for each fiscal year beginning after December 31, 1998, an aggregate number of shares of common stock as does not exceed one percent (1%) of the total shares of outstanding common stock of the Company as of the last business day of the preceding fiscal year is added to the Directors' Plan. Shares described in the preceding sentence which are not granted during a fiscal year will not carry over and be available for grants in any subsequent year. Pursuant to the evergreen formula, on January 1, 2003, 225,486 shares have been added to the Directors' Plan.

(6)
Includes shares available for future issuance under the ESPP.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls.

        None.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

        None

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and between Boston Private Financial Holdings, Inc. and Borel Bank & Trust Company, dated June 27, 2001 excluding schedules and exhibits which Boston Private Financial Holdings, Inc. agrees to furnish supplementary to the Commission upon request (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2000)
3.4	By-laws of Boston Private Financial Holdings, Inc., as amended (incorporated by reference to Exhibit 3.3 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)
*3.5	Amendment to By-laws of Boston Private Financial Holdings, Inc. as of April 18, 2002, filed herewith.
4.1	Registration Rights Agreement dated as of February 28, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2000)

4.2	Registration Rights Agreement dated as of October 1, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2000)
10.1	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.2	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.3	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated December 28, 1988 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.4	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.5	Second Amended and Restated Shareholders' Agreement by and among Boston Private Financial Holdings, Inc. and each of the shareholders who are signatories thereto, dated August 28, 2001(incorporated by reference to Annex F to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4/A filed on October 12, 2001)
10.6	Stock Option Agreement by and between Borel Bank & Trust Company and Boston Private Financial Holdings, Inc. dated June 27, 2001 (incorporated by reference to Exhibit 99.3 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
10.7	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.8	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.9	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.10	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
*10.11	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc.
10.12	Employment Agreement by and among Boston Private Financial Holdings, Inc. (f/k/a Boston Private Bancorp, Inc.), Westfield Capital Management Company, Inc. and Arthur J. Bauernfeind, dated August 13, 1997 (incorporated by reference to Exhibit 10.8 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-KSB filed on February 27, 1998)
10.13	Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)
10.14	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.15	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on July 24, 2001)
10.16	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2001)
10.17	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.18	Borel Bank & Trust Company 1989 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.19	Borel Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.20	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Appendix A to Boston Private Financial Holdings, Inc.'s Proxy Statement filed March 9, 1998)

10.21	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
*10.22	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan
10.23	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.24	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)
11.1	Statement regarding computation of per share earnings (set forth in the "Notes to Consolidated Financial Statements" herewith)
*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.
*23.1	Consent of KPMG LLP

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7 day of March, 2003.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 7, 2003
/s/ WALTER M. PRESSEY Walter M. Pressey	President and Chief Financial Officer (Principal Financial Officer)	March 7, 2003
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 7, 2003
/s/ ARTHUR J. BAUERNFEIND Arthur J. Bauernfeind	Director	March 7, 2003
/s/ PETER C. BENNETT Peter C. Bennett	Director	March 7, 2003
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 7, 2003
/s/ C. MICHAEL HAZARD C. Michael Hazard	Director	March 7, 2003
/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 7, 2003
/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 7, 2003
/s/ RICHARD N. THIELEN Richard N. Thielen	Director	March 7, 2003
/s/ HAROLD A. FICK Harold A. Fick	Director	March 7, 2003
/s/ CHARLES O. WOOD, III Charles O. Wood, III	Director	March 7, 2003
/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	March 7, 2003

I, Timothy L. Vaill, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Boston Private Financial Holdings, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 7, 2003

  /s/ Timothy L. Vaill
  Name: Timothy L. Vaill
  Title: Chief Executive Officer

I, Walter M. Pressey, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Boston Private Financial Holdings, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 7, 2003

  /s/ Walter M. Pressey
  Name: Walter M. Pressey
  Title: President and Chief Financial Officer