Form 10-Q
period 2003-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2003-05-15
CIK 821127

================================================================================


      As filed with the Securities and Exchange Commission on May 15, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2003

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of APRIL 30, 2003:

 COMMON STOCK - PAR VALUE $1.00                             22,653,485 SHARES
 ------------------------------                             -----------------
             (class)                                          (outstanding)


================================================================================

                     BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE
              Cover Page                                                                    1

              Index                                                                         2



                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements

                     Consolidated Balance Sheets                                            3

                     Consolidated Statements of Operations                                  4

                     Consolidated Statements of Changes in Stockholders' Equity             5

                     Consolidated Statements of Cash Flows                                  6

                     Notes to Consolidated Financial Statements                             7 - 12

Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   13 - 23

              Risk Factors and Factors Affecting Forward-Looking Statements                24 - 29

Item 3        Quantitative and Qualitative Disclosures about Market Risk                   29

Item 4        Controls and Procedures                                                      29

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                            30 - 31

Item 2        Changes in Securities and Use of Proceeds                                    32

Item 3        Defaults upon Senior Securities                                              32

Item 4        Submission of Matters to a Vote of Security Holders                          32

Item 5        Other Information                                                            32

Item 6        Exhibits and Reports on Form 8-K                                             32

              Signature Page                                                               33

              Certifications                                                               34 - 35

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2003                 2002
                                                                                     ----------------     ----------------
                                                                                        (UNAUDITED)
                                                                                     ----------------     ----------------
                                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
      ASSETS:
           Cash and due from banks                                                         $  80,742            $  53,032
           Federal funds sold and other short term investments                                19,800               44,497
                                                                                     ----------------     ----------------
           Cash and cash equivalents                                                         100,542               97,529
           Money market investments                                                           22,200               35,200
           Investment securities available for sale (cost of
             $345,712 and $280,054, respectively)                                            351,615              287,534
           Loans held for sale                                                                13,978               30,923
           Loans receivable:
             Commercial                                                                      746,459              676,189
             Residential mortgage                                                            551,325              544,166
             Home equity and other consumer loans                                             77,754               81,371
                                                                                     ----------------    ----------------
                Total loans                                                                1,375,538            1,301,726

          Less: allowance for loan losses                                                    (17,736)             (17,050)
                                                                                     ----------------    ----------------
                Net loans                                                                  1,357,802            1,284,676

           Stock in the Federal Home Loan Bank                                                 8,940                8,126
           Premises and equipment, net                                                        13,909               13,528
           Goodwill                                                                           16,542               16,542
           Intangible Assets                                                                   1,426                1,465
           Fees receivable                                                                     7,465                6,880
           Accrued interest receivable                                                         8,269                7,658
           Other assets                                                                       31,427               30,680
                                                                                     ----------------     ----------------

                Total assets                                                             $ 1,934,115           $1,820,741
                                                                                     ================     ================

      LIABILITIES:
           Deposits                                                                       $1,496,908           $1,400,333
           FHLB borrowings                                                                   164,620              145,339
           Securities sold under agreements to repurchase                                     72,223               73,050
           Accrued interest payable                                                            1,839                2,171
           Other liabilities                                                                  30,719               32,466
                                                                                     ----------------     ----------------
                Total liabilities                                                          1,766,309            1,653,359
                                                                                     ----------------     ----------------

      STOCKHOLDERS' EQUITY:
           Common stock, $1.00 par value per share;
             authorized:  70,000,000 shares
             issued: 22,647,643 shares at March 31, 2003 and
             22,548,591 shares at December 31, 2002
                                                                                              22,648               22,549
           Additional paid-in capital                                                         75,873               74,342
           Retained earnings                                                                  65,676               65,725
           Accumulated other comprehensive income                                              3,609                4,766
                                                                                     ----------------     ----------------
                Total stockholders' equity                                                   167,806              167,382
                                                                                     ----------------     ----------------
                Total liabilities and stockholders' equity                               $ 1,934,115           $1,820,741
                                                                                     ================     ================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                -------------------------------
                                                                                                    2003             2002
                                                                                                --------------  ---------------
Interest and dividend income:
     Loans                                                                                           $ 19,805        $  18,700
     Taxable investment securities                                                                      1,695            1,818
     Non-taxable investment securities                                                                    740              913
     Mortgage-backed securities                                                                            15               30
     FHLB stock dividends                                                                                  61               68
     Federal funds sold and other                                                                         127              112
                                                                                                --------------  ---------------
         Total interest and dividend income                                                            22,443           21,641
                                                                                                --------------  ---------------
Interest expense:
     Deposits                                                                                           4,110            4,647
     FHLB borrowings                                                                                    1,825            1,577
     Securities sold under agreements to repurchase and other                                             200              218
                                                                                                --------------  ---------------
         Total interest expense                                                                         6,135            6,442
                                                                                                --------------  ---------------
             Net interest income                                                                       16,308           15,199
Provision for loan losses                                                                                 778              680
                                                                                                --------------  ---------------
             Net interest income after provision for loan losses                                       15,530           14,519
                                                                                                --------------  ---------------
Fees and other income:
     Investment management and trust                                                                    9,849            9,895
     Financial planning fees                                                                            1,537            1,475
     Equity in earnings of partnerships                                                                    95             (18)
     Deposit account service charges                                                                      239              189
     Gain on sale of loans                                                                                791              271
     Gain on sale of investment securities                                                              1,075              415
     Cash administration fees                                                                             214              221
     Other                                                                                                688              607
                                                                                                --------------  ---------------
         Total fees and other income                                                                   14,488           13,055
                                                                                                --------------  ---------------
Operating expense:
     Salaries and employee benefits                                                                    14,265           12,833
     Occupancy and equipment                                                                            5,292            2,519
     Professional services                                                                              1,032              822
     Marketing and business development                                                                   932              830
     Contract services and processing                                                                     461              399
     Amortization of intangibles                                                                           39                5
     Other                                                                                              2,115            1,688
                                                                                                --------------  ---------------
         Total operating expense                                                                       24,136           19,096
                                                                                                --------------  ---------------
             Income before income taxes                                                                 5,882            8,478
     Income tax expense                                                                                 4,801            2,695
                                                                                                --------------  ---------------
             Net income                                                                              $  1,081        $   5,783
                                                                                                ==============  ===============

Per share data:
     Basic earnings per share                                                                         $ 0.05           $ 0.26
                                                                                                ==============  ===============
     Diluted earnings per share                                                                       $ 0.05           $ 0.25
                                                                                                ==============  ===============

     Average common shares outstanding                                                            22,618,498       22,307,596
     Average diluted shares outstanding                                                           23,298,957       23,332,355


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         ADDITIONAL                                   ACCUMULATED
                                             COMMON        PAID-IN       UNEARNED       RETAINED     COMPREHENSIVE
                                              STOCK        CAPITAL     COMPENSATION     EARNINGS      INCOME (LOSS)       TOTAL
                                           -----------  ------------  -------------     ----------  -----------------  ------------
Balance at December 31, 2001               $  22,241    $   70,611        $  --        $  45,562       $  1,217       $  139,631
  Net income                                      --            --           --            5,783             --            5,783
  Comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale                 --            --           --                --        (1,335)          (1,335)
                                                                                                                      ------------
  Total comprehensive income                                                                                               4,448
  Dividends paid to shareholders                  --            --           --             (890)            --             (890)
  Proceeds from issuance of
    46,000 shares of common stock                 46           489           --                --            --              535
  Stock options exercised                         54           978           --                --            --            1,032
                                           -----------  ------------  --------------   ------------  ---------------  ------------
Balance at March 31, 2002                  $  22,341     $  72,078        $  --        $  50,455      $    (118)      $  144,756
                                           ===========  ============  ==============   ============  ===============  ============

Balance at December 31, 2002               $  22,549     $  74,342        $  --        $  65,725      $   4,766       $  167,382
  Net income                                      --            --           --            1,081             --            1,081
  Comprehensive income, net:
  Change in unrealized gain (loss) on
    securities available for sale                 --            --           --               --         (1,157)          (1,157)
                                                                                                                      ------------
  Total comprehensive income                                                                                                 (76)
  Dividends paid to shareholders                  --            --           --           (1,130)            --           (1,130)
  Issuance of
    36,052 shares of common stock                 36           637           --               --             --              673
  Issuance of 40,400 shares of incentive
    common stock                                  40           643          (683)                                             --
  Amortization of unearned
    compensation                                                              38                                              38
  Stock options exercised                         23           896                            --            --               919
                                           -----------  ------------  --------------   ------------  ---------------  ------------
Balance at March 31, 2003                  $  22,648     $  76,518     $    (645)       $  65,676      $  3,609       $  167,806
                                           ===========  ============  ==============   ============  ===============  ============

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                       --------------------------------------
                                                                                             2003                 2002
                                                                                       -----------------    -----------------
                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                             $  1,081            $   5,783
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization of fixed assets, intangible assets and
          unearned compensation                                                                  907                  676
         Amortization of investment premiums (discounts) and loan origination costs
          (fees)                                                                              (3,623)                (111)
         Gain on sale of loans                                                                  (791)                (271)
         Gain on sale of investment securities                                                (1,075)                (415)
         Provision for loan losses                                                               778                  680
         Distributed (undistributed) earnings of partnership investments                          59                  113
         Shares issued as compensation

         Loans originated for sale                                                           (63,096)             (36,689)
         Proceeds from sale of loans held for sale                                            80,831               36,960
         (Increase) decrease in:
              Fees receivable                                                                   (586)                  72
              Accrued interest receivable                                                       (611)                (280)
              Other assets                                                                      (386)                (392)
         Increase (decrease) in:
              Accrued interest payable                                                          (332)                 353
              Other liabilities                                                               (1,748)              (6,023)
                                                                                       -----------------   -----------------
                  Net cash provided (used) by operating activities                            11,408                  456
                                                                                       -----------------    -----------------

Cash flows from investing activities:
     Net decrease (increase) in money market mutual fund                                      13,000               17,646
     Investment securities available for sale:
         Purchases                                                                          (110,064)             (44,584)
         Sales                                                                                40,492               22,440
         Maturities                                                                            8,351               23,675
     Net decrease (increase) in loans                                                        (73,551)             (50,534)
     Purchase of FHLB stock                                                                     (814)                 (68)
     Net charge-offs on loans previously charged off                                             (92)                  --
     Capital expenditures                                                                     (1,209)              (1,365)
                                                                                       -----------------    -----------------
                  Net cash provided (used) by investing activities                          (123,887)             (32,790)
                                                                                       -----------------    -----------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                      96,575               78,731
     Net increase (decrease) in repurchase agreements                                           (827)               4,146
     Net increase (decrease) in federal funds purchased                                           --               (5,500)
     FHLB advance proceeds                                                                    20,000                6,362
     FHLB advance repayments                                                                    (719)             (14,290)
     Dividends paid to stockholders                                                           (1,130)                (890)
     Proceeds from issuance of common stock                                                    1,591                1,032
                                                                                       -----------------    -----------------
                  Net cash provided (used) by financing activities                           115,490               69,591
                                                                                       -----------------    -----------------

     Net increase (decrease) in cash and due from banks                                        3,012               37,257
     Cash and cash equivalents at beginning of year                                           97,530               58,281
                                                                                       -----------------    -----------------
     Cash and cash equivalents at end of period                                             $100,542            $  95,538
                                                                                       =================    =================

Supplementary disclosures of cash flow information:
     Cash paid during the period for interest                                               $  6,467            $   6,089
     Cash paid during the period for income taxes                                              3,100                3,175


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company, Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), registered investment advisors, and RINET Company, LLC ("RINET"), a financial planning firm and a registered investment advisor. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Preferred Capital Corporation. Borel's consolidated financial statements include the accounts of its wholly-owned subsidiary Borel Private Capital Corporation. In addition, the Company holds a 26% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel (together the "Banks"), Westfield, Sand Hill, BPVI and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2002 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation.

     The Company's significant accounting policies are described in Note 3 of the notes to the consolidated financial statements in its form 10K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

INCENTIVE PLANS

     The Company applied APB No. 25 in accounting for stock options which measures compensation cost for stock based compensation plans as the difference between the exercise price of the options granted and the fair market value of the Company's stock at the grant date. This generally does not result in any compensation charged to earnings. Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period. This is required by SFAS No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants. As further noted in "Recent Accounting Pronouncements", the Company has adopted certain provisions of SFAS No. 148, which is an amendment to SFAS No. 123 and allows for alternative methods of adopting fair value based compensation on stock grant options.

                                                                                      THREE MONTHS ENDED
                                                                                  MARCH 31,          MARCH 31,
                                                                                     2003               2002
                                                                                     ----               ----
                                                                                         (in thousands)
Net income:
  As reported                                                                       $1,081             $5,783
  Stock-based employee and director compensation expense, net of related tax
       effects                                                                         519              1,069
                                                                                     -----             ------
  Proforma                                                                            $562             $4,714
                                                                                     =====             ======


Basic earnings per share:
  As reported                                                                        $0.05              $0.26
  Proforma                                                                           $0.02              $0.21
Diluted earnings per share:
  As reported                                                                        $0.05              $0.25
  Proforma                                                                           $0.02              $0.20

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

     The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

                                                 THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                            ------------------------------ -----------------------------
                                                        2003                           2002
                                            ------------------------------ -----------------------------
                                                                   Per                            Per
                                                                  Share                          Share
                                             Income     Shares   Amount     Income     Shares   Amount
                                            -----------------------------  -----------------------------
                                                     (In thousands, except per share amounts)
 BASIC EPS
   Net Income                                $1,081     22,618    $0.05     $5,783     22,308    $0.26

 EFFECT OF DILUTIVE SECURITIES
   Stock Options                                 --        681   ($0.00)        --      1,024   ($0.01)

 DILUTED EPS
                                           -----------------------------  -----------------------------
   Net Income                                $1,081     23,299    $0.05     $5,783     23,332    $0.25
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

     Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the U.S. and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships.

     Sand Hill provides wealth management services to high net worth investors and select institutions in Northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise in transitional wealth counsel.

     BPVI serves the investment management needs of high net worth individuals and select institutions primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, New Hampshire, with an office at Ten Post Office Square in Boston, Massachusetts.

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

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECONCILIATION OF REPORTABLE SEGMENT ITEMS

     The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2003 and 2002.


                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 2003
                                            -----------------------------------------------------------------------------------
                                                                                                             INTER-
INCOME STATEMENT DATA                          BPBTC     BOREL      WCM      RINET    SHA     BPVI   BPFH    SEGMENT    TOTAL
                                            -----------------------------------------------------------------------------------
                                                                             (in thousands)
REVENUES FROM CUSTOMERS
NET INTEREST INCOME                         $   11,235  $  5,022  $    10   $    - $    -  $    1  $   40  $      -  $   16,308
NON-INTEREST INCOME                              4,778     1,256    5,029    1,508    903     993      21         -      14,488
                                            -----------------------------------------------------------------------------------
TOTAL REVENUES                                  16,013     6,278    5,039    1,508    903     994      61         -      30,796

PROVISION FOR LOAN LOSS                            508       270        -        -      -       -       -         -         778
NON-INTEREST EXPENSE                             9,759     3,232    3,436    1,357  1,145     824   4,383         -      24,136
INCOME TAXES                                     4,753       972      670       63    (95)     69  (1,631)        -       4,801
                                            -----------------------------------------------------------------------------------
SEGMENT PROFIT                              $      993  $  1,804  $   933   $   88 $ (147) $  101 $(2,691) $      -  $    1,081
                                            ===================================================================================

SEGMENT ASSETS                              $1,421,499  $482,533  $10,093   $2,575 $14,623 $3,223 $15,457  $(15,573) $1,934,430
                                            -----------------------------------------------------------------------------------



                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 2002
                                            ---------------------------------------------------------------------------------------
                                                                                                               INTER-
INCOME STATEMENT DATA                          BPBTC     BOREL      WCM      RINET    SHA     BPVI   BPFH      SEGMENT      TOTAL
                                            ---------------------------------------------------------------------------------------
                                                                             (in thousands)

REVENUES FROM CUSTOMERS
NET INTEREST INCOME                         $   10,964  $  4,221  $     9   $   (5)  $     4  $    1 $     5  $      -   $   15,199
NON-INTEREST INCOME                              3,632     1,011    4,865    1,475     1,134     938       -         -       13,055
                                            ---------------------------------------------------------------------------------------
TOTAL REVENUES                                  14,596     5,232    4,874    1,470     1,138     939       5         -       28,254

PROVISION FOR LOAN LOSS                            500       180      -          -         -       -       -         -          680
NON-INTEREST EXPENSE                             8,048     2,429    3,187    1,246     1,062     711   2,413         -       19,096
INCOME TAXES                                     1,678     1,076      706       92        18      88    (963)        -        2,695
                                            ---------------------------------------------------------------------------------------
SEGMENT PROFIT                              $    4,370  $  1,547  $   981   $  132   $    58  $  140 $(1,445)  $     -   $    5,783
                                            =======================================================================================

BALANCE SHEET DATA:
SEGMENT ASSETS                              $1,150,598  $401,065  $ 8,161   $2,465   $14,530  $1,381 $17,342   $(18,219) $1,577,323
                                            ---------------------------------------------------------------------------------------

            BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND INTANGIBLE ASSETS

An analysis of the activity in goodwill and intangible assets:

                                                      Identified Intangibles                           Goodwill
                                            ---------------------------------------   ------------------------------------------
                                                                                  (in thousands)
                                                             Boston
                                                          Private Bank      BPVI                    Boston
                                              Total           Other       Advisory      Total       Private    Sand
                                            Intangibles    Intangibles   Contracts     Goodwill      Bank       Hill        BPVI
                                           ------------   ------------   ---------    --------    -----------  -------    ---------
Balance as of December 31, 2001             $    159          $ 159           -       $ 17,048     $  2,286   $ 14,449     $  313
Adjust estimated deferred purchase price                                                (1,060)           -     (1,060)         -
Amortization                                      (5)            (5)          -
                                            --------------------------------------    --------------------------------------------
Balance as of March 31, 2002                $    154          $ 154           -       $ 15,988     $  2,286   $ 13,389     $  313
                                            --------------------------------------    --------------------------------------------

Balance as of December 31, 2002             $  1,465          $ 141    $  1,324       $ 16,542     $  2,286   $ 13,345     $  911
Amortization                                     (39)            (4)        (35)
                                            --------------------------------------    --------------------------------------------

Balance as of March 31, 2003                $  1,426          $ 137    $  1,289       $ 16,542     $  2,286   $ 13,345     $  911
                                            --------------------------------------    --------------------------------------------



     Investment advisory contracts are being amortized on a straight-line basis over their estimated useful life of 10 years and other intangibles are being amortized over a 15 year life. The estimated annual amortization expense for the intangibles above for the next five years is $156,000 per year, an aggregate of $780,000 over five years. The goodwill is expected to be deductible for tax purposes.

(5) RECENT ACCOUNTING DEVELOPMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002. In the first quarter of 2003, the company established a reserve of $1.3 million, after tax, or $.06 per share, for a current lease on Sand Hill Road in Menlo Park, California. The Company has consolidated its operations into a newer facility in Palo Alto. The lease on the Menlo Park space expires in 2008; the remaining payments will total $4.2 million. This charge-off reflects the Company's estimate of the fair value of these remaining lease payments reduced by the estimated sublease rental income that could reasonably be obtained for the property. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - LEASE ACCRUAL.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation are effective for 2002 annual reports, and the accounting requirements are effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss under these guarantees and indemnifications to be disclosed.

     The Banks have issued standby letters of credit where the Banks are required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At March 31, 2003 the maximum potential amount of future payments was $18.6 million. Of this amount, $18.5 million was covered by collateral.

     In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. Additionally, this Statement amends APB No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendment to Opinion No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of FASB 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidating requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003. The Company does not believe the adoption of the statement will have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging actives under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of the statement will have a material impact on the Company's financial position or results of operations.

(6) OTHER MATTERS

     REIT Tax Adjustment - In the first quarter of 2003, the Company established a reserve of $3.1 million for additional state taxes, relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT") for the 1999 through 2002 calendar years. The reserve includes interest (net of any federal tax deduction associated with such taxes and interest). The REIT tax reserve has been established due to new legislation enacted on March 5, 2003 that amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the new legislation the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year. The effective tax rate was 34.6% for the first quarter of 2003 before the retroactive portion of the REIT adjustment. The effective tax rate for 2002 was 31.8%.

     Lease Abandonment - In the first quarter of 2003, Sand Hill moved its offices to space adjacent to the Palo Alto offices of Borel. In connection with this move, we recorded a charge of approximately $2.0 million relating to the lease for the vacated space. The charge is for the difference between the fair value of the remaining lease payments reduced by the fair value of the estimated sublease income to be received from the space being vacated.

(7) SUBSEQUENT EVENT

     On May 2, 2003, the Company signed a definitive agreement to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. ("DGHM") of New York, NY. DGHM, founded in 1990 and managing approximately $2.2 billion of client assets, is a value style manager specializing in small-cap equities. The remaining 20% interest in the firm will be retained by members of the DGHM management team. The transaction's initial purchase price is expected to be approximately $75 million, with approximately 91% payable in cash, but the total purchase price could change as it is contingent upon the contracts transferred and operating results through a five-year earn-out period. We currently expect to finance the transaction through the issuance of $45 million of trust preferred securities. In addition, we will issue $4 million in common stock to shareholders of DGHM. The closing of the transaction is subject to several conditions, including regulatory approvals.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2003


     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.


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

     During 1997, the Company acquired by merger Westfield, a Massachusetts company engaged in providing a range of investment management services to individual and institutional clients. During October 1999, the Company acquired by merger RINET, a Massachusetts company engaged in providing financial planning and asset allocation services to high net worth individuals and families.

     On February 28, 2001, the Company acquired by merger BPVI, formerly E.
R. Taylor Investments, Inc., a corporation engaged in providing value style investment advisory services to the wealth management market.

     On October 1, 2001, RINET acquired by merger Kanon Bloch Carre, a Boston-based independent mutual fund rating service and investment advisor.

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

     On August 31, 2000, the Company purchased Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

     On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

     The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements included on Form 10K.

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

     ALLOWANCE FOR LOAN LOSSES: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see "Financial Condition - Allowance for Loan Losses".

     VALUATION OF GOODWILL/INTANGIBLE ASSETS AND ANALYSIS FOR IMPAIRMENT: For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates are used to determine the amount of goodwill and other intangible assets recognized. Goodwill and intangible assets are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment as well as changes that occur at the business segment.

IMPACT OF ACCOUNTING ESTIMATES

     Management of the Company is required to make certain estimates and assumptions, including estimates for the critical accounting policies noted above, during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. In addition to the estimates for the critical accounting policies, estimates were made in conjunction with determining the charge recorded relating to the lease of the space vacated by Sand Hill Advisors. See "LEASE ABANDONMENT". These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.


FINANCIAL CONDITION

     TOTAL ASSETS. Total assets increased $113.7 million, or 6.2%, to $1.9 billion at March 31, 2003 from $1.8 billion at December 31, 2002. This increase was primarily driven by deposit growth, which was primarily used to fund new commercial loans.

     INVESTMENTS. Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, mortgage-backed securities, and stock in the FHLB) increased $54.9 million or 12.8% to $483.3 million, or 25.0% of total assets, at March 31, 2003, from $428.4 million, or 23.5% of total assets, at December 31, 2002. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and our liquidity.

     The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2003 and December 31, 2002:

                                                            AMORTIZED           UNREALIZED           MARKET
                                                               COST         GAINS       LOSSES        VALUE
                                                           ------------- ------------ ----------- -------------
                                                                              (IN THOUSANDS)
      AT MARCH 31, 2003
      U.S. Government and agencies                           $156,350        $3,472         $(55)   $159,767
      Corporate bonds                                          12,867           119          (33)     12,953
      Municipal bonds                                         175,287         2,926         (538)    177,675
      Mortgage-backed securities                                1,208            12           --       1,220
                                                           ------------- ------------ ----------- --------------
         Total investments                                   $345,712         6,529         (626)   $351,615
                                                           ============= ============ =========== ==============


      AT DECEMBER 31, 2002
      U.S. Government and agencies                           $163,730        $4,390          $--    $168,120
      Corporate bonds                                          15,887           280           (1)     16,166
      Municipal bonds                                          99,068         2,815          (23)    101,860
      Mortgage-backed securities                                1,369            19           --       1,388
                                                           ------------- ------------ ----------- --------------
         Total investments                                   $280,054         7,504          (24)   $287,534
                                                           ============= ============ =========== ==============

     LOANS HELD FOR SALE. Loans held for sale decreased $16.9, or 45.2% during the first three months of 2003 to $14.0 million from $30.9 million. This decrease is due to the timing of the loan sales. In the first quarter of 2003, there were $63.1 million of mortgage loans originated for sale offset by $80.0 million loans sold on the secondary market.

     LOANS. Total portfolio loans increased $73.8 million, or 5.7%, during the first three months of 2003 to $1.38 billion, or 71.1% of total assets, at March 31, 2003, from $1.30 billion, or 71.5% of total assets, at December 31, 2002. This increase was primary driven by growth in the commercial loans portfolio which increased $70.3 million, or 10.4%, due to the high demand for financing in this low interest rate environment. Residential mortgage loans increased $7.2 million, or 1.3%, during the first three months of 2003 as mortgage loan originations of variable rate loans of $45 million were almost offset by payoffs and refinancings.

     RISK ELEMENTS. Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $749,000 during the first three months of 2003 to $1.8 million, or 0.09% of total assets, at March 31, 2003, from $1.0 million, or 0.06% of total assets, at December 31, 2002. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

     At March 31, 2003, loans with an aggregate balance of $4.2 million, or 0.30% of total loans, were 30 to 89 days past due, an increase of 4.1% as compared to $4.0 million, or 0.31% of total loans, as of December 31, 2002. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

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

     The following table is an analysis of our allowance for loan losses for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                      MARCH 31,
                                                         --------------------------------
                                                                 2003           2002
                                                         ---------------- ---------------
                                                                (DOLLARS IN THOUSANDS)
Ending gross loans                                       $   1,375,538      $ 1,151,459

Allowance for loan losses, beginning of period           $      17,050      $    14,521
   Provision for loan losses                                       778              680
   Charge offs                                                     (92)              (2)
   Recoveries                                                       --                2
                                                         ---------------- ---------------
Allowance for loan losses, end of period                  $     17,736      $    15,201
                                                         ================ ===============

Allowance for loan losses to ending gross loans                  1.29%            1.32%
                                                         ================ ===============


     DEPOSITS. We experienced an increase in total deposits of $96.6 million, or 6.9%, during the first three months of 2003, to $1.497 billion, or 77.4% of total assets, at March 31, 2003, from $1.400 billion, or 76.9% of total assets, at December 31, 2002. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first three months of 2003. In addition, we believe clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace. The following table shows the composition of our deposits at March 31, 2003 and December 31, 2002:

                                                           MARCH 31, 2003                   DECEMBER 31, 2002
                                                   ------------------------------   ------------------------------
                                                                    AS A % OF                        AS A % OF
                                                      BALANCE         TOTAL            BALANCE         TOTAL
                                                   ------------------------------   ------------------------------

  Demand deposits                                 $  246,883          16.5%           $  242,453       17.3%
  NOW                                                206,623          13.8%              207,693       14.8%
  Savings                                             24,542           1.7%               24,071        1.7%
  Money Market                                       771,054          51.5%              675,105       48.2%
  Certificates of deposit under $100,000              80,048           5.3%               81,829        5.9%
  Certificates of deposit $100,000 or greater        167,758          11.2%              169,182       12.1%
                                                  ----------       --------           ----------     --------
    Total                                         $1,496,908         100.0%           $1,400,333      100.0%
                                                  ==========       ========           ==========     ========

     BORROWINGS. Total borrowings (consisting of federal funds purchased, FHLB borrowings, and securities sold under agreements to repurchase ("repurchase agreements")) increased $18.5 million, or 8.4%, during the first three months of 2003 to $236.8 million from $218.4 million at December 31, 2002. To better manage interest rate risk and to help protect our net interest margin, we utilize fixed rate FHLB borrowings to fund a portion of fixed rate assets.

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

     Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2003, cash, federal funds sold and other short term investments, money market investments and securities available for sale amounted to $474.4 million, or 24.5% of total assets of the Company. This compares to $420.3 million, or 23.1% of total assets, at December 31, 2002.

     Boston Private Financial Holdings' (the "Holding Company") primary sources of funds are dividends from our subsidiaries, issuance of our common stock and borrowings. The condensed balance sheet, statement of operations and statement of cash flows for the Holding Company are included in the footnotes of the Annual Report. We believe that the Holding Company has adequate liquidity to meet its' commitments for the foreseeable future although we anticipate financing the proposed acquisition of DGHM (see Footnote #7 - Subsequent Event) in part with the issuance of Trust Preferred securities. In addition, negotiations are in process to replace the $15 million line of credit that expired in January 2003 with a new facility for $24 million. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company's non bank subsidiaries have adequate capital to meet their recurring commitments for the foreseeable future. The Holding Company may provide funds for acquisitions and leasehold improvements acquired by the subsidiaries. The bank subsidiaries are both well capitalized and maintain liquidity and have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Annual Report on Form 10K.

     CAPITAL RESOURCES. Our stockholders' equity at March 31, 2003 was $167.8 million, or 8.7% of total assets, compared to $167.4 million, or 9.2% of total assets at December 31, 2002. The dollar increase was the result of our net income for the first three months of 2003 of $1.1 million, combined with proceeds from options exercised reduced by dividends paid to shareholders and the change in accumulated other comprehensive income.

     The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's and Borel's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2003 and December 31, 2002:

                                                                                                  TO BE WELL CAPITALIZED
                                                                   FOR CAPITAL ADEQUACY          UNDER PROMPT CORRECTIVE
                                            ACTUAL                       PURPOSES                    ACTION PROVISIONS
                                ------------------------------- ------------------------------- ----------------------------
                                    AMOUNT          RATIO           AMOUNT          RATIO         AMOUNT          RATIO
                                --------------- --------------- --------------- -------------- -------------- --------------
                                                                   (DOLLARS IN THOUSANDS)
  AS OF MARCH 31, 2003:

     Total risk-based capital
         Company                   $162,188           12.71%       $102,053         >  8.0%       $127,567        > 10.0%
         Boston Private Bank         98,513           11.36          69,356            8.0          86,696          10.0
         Borel                       43,710           11.09          31,526            8.0          39,408          10.0
     Tier I risk-based
         Company                    146,221           11.46          51,027            4.0          76,540           6.0
         Boston Private Bank         87,658           10.11          34,678            4.0          52,017           6.0
         Borel                       38,778            9.84          15,763            4.0          23,645           6.0
      Tier I leverage capital
         Company                    146,221            7.89          74,098            4.0          92,623           5.0
         Boston Private Bank         87,658            6.40          54,746            4.0          68,433           5.0
         Borel                       38,778            8.30          18,691            4.0          23,364           5.0

  AS OF DECEMBER 31, 2002:

     Total risk-based capital
         Company                   $160,178           12.95%        $98,989         >  8.0%       $123,736        > 10.0%
         Boston Private Bank         97,395           11.36          68,607            8.0          85,759          10.0
         Borel                       41,558           11.35          29,283            8.0          36,604          10.0
     Tier I risk-based
         Company                    144,642           11.69          49,495            4.0          74,242           6.0
         Boston Private Bank         86,661           10.11          34,303            4.0          51,455           6.0
         Borel                       36,975           10.10          14,642            4.0          21,962           6.0
      Tier I leverage capital
         Company                    144,692            8.16          70,946            4.0          88,683           5.0
         Boston Private Bank         86,661            6.61          52,408            4.0          65,509           5.0
         Borel                       36,975            8.20          18,041            4.0          22,552           5.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

     NET INCOME. The Company recorded net income of $1.1 million, or $0.05 per diluted share, for the quarter ended March 31, 2003 compared to $5.8 million, or $0.24 per diluted share for the quarter ended March 31, 2002. Net income for the quarter ended March 31, 2003 includes reserves of $3.1 million ($0.13 per diluted share) and $1.3 million ($0.06 per diluted share) related to the enactment of a retroactive Massachusetts tax increase and lease abandonment costs, respectively. Excluding these reserves, net income and diluted earnings per share would have been $5.5 million and $0.24, respectively.

     REIT TAX ADJUSTMENT. In the first quarter of 2003, the Company established a reserve of $3.1 million for additional state taxes, relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT") for the 1999 through 2002 calendar years. The reserve includes interest (net of any federal tax deduction associated with such taxes and interest). The REIT tax reserve has been established due to new legislation enacted March 5, 2003 that amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the new legislation the Company will cease recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year. The effective tax rate was 34.6% for the first quarter of 2003 before the retroactive portion of the REIT adjustment. The effective tax rate for 2002 was 31.8%. See "LEGAL PROCEEDINGS."

     LEASE ABANDONMENT. In the first quarter of 2003, Sand Hill moved its offices to space adjacent to the Palo Alto offices of Borel. In connection with this move, we recorded a charge of approximately $2.0 million relating to the lease for the vacated space. The charge is for the difference between the fair value of the remaining lease payments reduced by the fair value of the estimated sublease income to be received from the space being vacated.

         The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjusted net income and earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs which management believes are outside the Company's core operational results. The Company believes presentation of these adjusted earnings enhances an overall understanding of its historical financial performance and future prospects because management believes they are an indication of the performance of our base business. Management uses these non-GAAP measures as a basis for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes they can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

                                          --------------------------------------------------------------------
                                                                    MARCH 31, 2003
                                                           RETROACTIVE
                                           GAAP              REIT TAX             LEASE           ADJUSTED
                                          EARNINGS          ADJUSTMENT         ABANDONMENT        EARNINGS
                                          ------------- ------------------ ------------------- ---------------
REVENUES                                       $30,796                 $0                  $0         $30,796
PROVISION FOR LOAN LOSSES                          778                  0                   0             778
EXPENSES                                        24,136               (466)             (2,028)         21,642
                                          ------------- ------------------ ------------------- ---------------
PRE-TAX INCOME                                   5,882                466               2,028           8,376
INCOME TAX EXPENSE                               4,801             (2,613)                710           2,898
                                          ------------- ------------------ ------------------- ---------------
NET INCOME                                      $1,081             $3,079              $1,318          $5,478
                                          ============= ================== =================== ===============

DILUTED EARNINGS PER SHARE                      $ 0.05             $ 0.13              $ 0.06          $ 0.24
                                          ------------- ------------------ ------------------- ---------------

     NET INTEREST INCOME. For the quarter ended March 31, 2003, net interest income was $16.3 million, an increase of $1.1 million, or 7.3%, over the same period in 2002. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest earning assets and liabilities. The Company's net interest margin was 3.77% for the first quarter of 2003, a decrease of 54 basis points compared to the same period last year.

     The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the three months ended March 31, 2003 and March 31, 2002.

                                               MARCH 31, 2003                MARCH 31, 2002
                                         -------------------------    --------------------------
                                                  INTEREST                     INTEREST
                                         AVERAGE   EARNED/ AVERAGE    AVERAGE   EARNED/  AVERAGE
                                         BALANCE    PAID    RATE      BALANCE    PAID     RATE
                                         -------  -------- -------    -------  --------  -------
Earning assets:
  Cash and Investments (1)               426,532     3,036   2.86%    331,022     3,414    4.13%
  Loans (2)
    Commercial                           697,522    10,862   6.13%    532,263     9,320    7.00%
    Residential mortgage                 563,085     7,813   5.58%    502,095     8,154    6.50%
    Home equity and other                 79,144     1,130   5.85%     78,723     1,226    6.23%
                                     ------------------------------------------------------------

      Total loans                      1,339,751    19,805   5.92%  1,113,081    18,700    6.72%
      Total earning assets             1,766,283    22,841   5.18%  1,444,104    22,114    6.12%
                                     ============================================================

Interest bearing liabilities:
  Deposits                            $1,213,053     4,110   1.37% $1,006,964     4,647    1.87%
  Borrowed funds                         222,514     2,025   3.72%    177,269     1,795    4.11%
                                     ------------------------------------------------------------

      Total interest-bearing
        liabilities                    1,435,567     6,135   1.73%  1,184,233     6,442    2.21%
                                     ------------------------------------------------------------

Interest rate spread                                         3.45%                         3.91%
Net interest margin                                          3.77%                         4.31%


--------------------------------

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate. These adjustments were $398,000 and $473,000 for 2003 and 2002, respectively.

(2)  Includes loans held for sale.


     INTEREST INCOME. During the first quarter of 2003, interest income was $22.4 million, an increase of $802,000 or 3.7%, compared to $21.6 million for the same period in 2002. Interest income on commercial loans increased 16.5% to $10.9 million for the quarter ended March 31, 2003, compared to $9.3 million for the same period in 2002. Interest income from residential mortgage loans decreased 4.2% to $7.8 million for the first quarter of 2003, compared to $8.2 million for the same period in 2002, and interest on home equity and other loans decreased 7.8% to $1.1 million for the first quarter of 2003, compared to $1.2 million, for the same period in 2002. The average balance of commercial loans increased 31.0% and the average rate decreased 12.4%, or 87 basis points, to 6.13% for the quarter ended March 31, 2003. The average balance of residential mortgage loans increased 12.1%, and the average rate decreased 14.2%, or 92 basis points, to 5.58% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates. The average balance of home equity and other loans increased 0.5% and the average rate decreased 6.1%, or 38 basis points, to 5.85%.

     Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) decreased $303,000, or 10.3%, to $2.6 million for the quarter ended March 31, 2003, compared to $2.9 million for the same period in 2002. This decrease was primarily attributable to a decrease in the average interest rate of 127 basis points on the investments. This represents a 30.8% decline to 2.86%. This decrease was offset by an increase in the average balance of $95.5 million, or 28.9% for the quarter ended March 31, 2003.

     INTEREST EXPENSE. During the first quarter of 2003, interest expense was $6.1 million, a decrease of $307,000, or 4.8%, compared to $6.4 million for the same period in 2002. This decrease in the Company's interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 48 basis points, or 21.7%, to 1.73% for the quarter ended March 31, 2003. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $251,000, or 21.2%, between the two periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $778,000 for the quarter ended March 31, 2003, compared to $680,000 for the same period in 2002. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "FINANCIAL CONDITION - ALLOWANCE FOR LOAN LOSSES." Charge-offs net of recoveries were $93,000 during the first quarter of 2003. Charge-offs of $2,000 were offset by recoveries of $2,000 for the same period in 2002.

     FEES AND OTHER INCOME. Fees and other income increased $1.4 million, or 11.0%, to $14.5 million for the three-month period ending March 31, 2003, compared to $13.1 million for the same period in 2002. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees decreased $46,000, or 0.5%, to $9.8 million for the first quarter of 2003, compared to $9.9 million for the same period in 2002. This decrease is attributable to a decrease in the average fees earned on assets under management almost offset by a 1.0% increase in AUM.

     Financial planning fees increased $62,000, or 4.2%, to $1.5 million for the first quarter of 2003. This increase was due to both new business and special projects.

     Gain on sale of investment securities was $1.1 million for the first quarter of 2003 compared to $415,000 for the first quarter of 2002. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks' balance sheets. Gain on sale of loans increased $520,000 to $791,000 for the first quarter of 2003 compared to $271,000 for the first quarter of 2002. The Company sells virtually all of its fixed rate mortgage loans and periodically sells loans out of portfolio to free up capital and adjust the balance sheet gap.

     Cash administration fees, which consist primarily of cash management fees and liquid asset management fees, were $214,000 for the quarter ended March 31, 2003 compared to $221,000 for the first quarter of 2002. Other fee income, which consists primarily of loan fees and banking fees, increased $81,000 to $688,000 for the first quarter of 2003.

     OPERATING EXPENSE. Total operating expense for the first quarter of 2003 were $24.1 million compared to $19.1 million for the same period in 2002. Total operating expenses for the first quarter of 2003 include reserves of $466,000 and $2.0 million related to the interest associated with retroactive Massachusetts tax increase and lease abandonment costs, respectively. Excluding these costs, adjusted operating expenses would have been $21.6 million, a $2.5 million or 13.3% increase over the first quarter of 2002. This increase was attributable to our continued growth and expansion. We experienced a 22.6% increase in total balance sheet assets and an 11.9% increase in the number of employees from March 31, 2002 to March 31, 2003.

     Salaries and benefits, the largest component of operating expense, increased $1.4 million, or 11.2%, to $14.3 million for the quarter ended March 31, 2003, from $12.8 million for the same period in 2002. This increase was due to an 11.9% increase in the number of employees, normal salary increases, and the related taxes and benefits thereon, partially offset by a reduced level of employee incentive-based compensation.

     Occupancy and equipment expense was $5.3 million for the first quarter of 2003 compared to $2.5 million for the same period last year. Excluding the lease abandonment costs of $2.0 million, occupancy and equipment expenses would have been $3.3 million, a $745,000 or 29.8% increase over the first quarter of 2002. The increase was primarily attributable to the increased occupancy expenses related to expansion at Ten Post Office Square, Boston, Massachusetts, and the new banking offices in Newton, Massachusetts and Palo Alto, California as well as our continued investments in technology.

     Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $210,000, or 24.9%. This is a result of increased expenditures among a number of different professional services.

     Contract services and processing, which are mostly costs associated with custody and data processing, increased $62,000 from the first quarter in 2002. This increase was due primarily to continued investments in our data processing systems.

     Amortization of intangibles was $39,000 for the first quarter of 2003, an increase of $34,000 from the first quarter of 2002. This increase is attributable to the amortization of the advisory contacts associated with the Goldberg acquisition.

     Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $2.1 million in the first quarter of 2003 compared to $1.7 million for the same period in 2002. For the first quarter of 2003, other expenses include a reserve of $466,000 for interest associated with the retroactive Massachusetts Tax increase. Excluding these expenses, other expenses would have been $1.6 million, a decrease of $39,000 from the same period in 2002.

     INCOME TAX EXPENSE. We recorded income tax expense of $4.8 million for the first quarter of 2003 as compared to $2.7 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $2.2 million. The effective tax rate was 34.5% for the first quarter of 2003 before the REIT adjustment. The effective tax rate for 2002 was 31.8%. See "LEGAL PROCEEDINGS."

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS

     Competition in local banking industries coupled with our relatively small size may limit the ability of the Banks to attract and retain banking customers. The Banks face competition from the following:

         o other banking institutions (including larger Boston and Northern California and suburban commercial banking organizations);

         o        savings banks;

         o        credit unions;

         o        other financial institutions; and

         o non-bank financial service companies serving eastern Massachusetts, Northern California and their respective adjoining areas.

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

     For the quarter ended March 31, 2003, approximately 32.0% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

     Moreover, Westfield receives some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. During the past three years, the performance fees earned by Westfield have not been material. Westfield, BPVI, RINET, and Sand Hill are our major investment management subsidiaries, and their financial performance is a significant factor in our overall results of operations and financial condition.

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

A DOWNTURN IN THE LOCAL ECONOMIES OR REAL ESTATE MARKETS COULD NEGATIVELY IMPACT OUR BANKING BUSINESS

     A downturn in the local economies or real estate markets could negatively impact our banking business. Because the Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area and Northern California, the ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including the recession, increased unemployment in Northern California and New England, as well as ongoing economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States' war on terrorism in Afghanistan and elsewhere, and the war with Iraq will likely continue to negatively impact businesses in Northern California and New England. While we are currently uncertain as to the long-term effects of these events, they could adversely affect general economic conditions, consumer confidence and market liquidity, or result in changes in interest rates, any of which may have a negative impact on the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

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

     Westfield, Sand Hill, BPVI, RINET, and Coldstream Capital are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and

Sand Hill act as sub-advisers to mutual funds which are registered under the 1940 Act and are subject to that act's provisions and regulations.

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

     Boston Private Financial Holdings does not directly manage investments for clients, does not directly provide any investment management services and, therefore, is not a registered investment adviser. Boston Private Bank and Borel are exempt from the regulatory requirements of the Investment Advisors Act, but are subject to extensive regulation by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts and the California Department of Financial Institutions (the "DFI").

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

TO THE EXTENT THAT WE ACQUIRE OTHER COMPANIES IN THE FUTURE, OUR BUSINESS MAY BE NEGATIVELY IMPACTED BY CERTAIN RISKS INHERENT WITH SUCH ACQUISITIONS

     We have in the past acquired, and expect in the future to continue to acquire other banking and investment management companies consistent with our institutions strategy. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

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

         o the risks of the acquired company which we may assume as a result of the acquisition.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     For information related to this item, see the Company's December 31, 2002 Form 10-K, Item 7A - Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

     There are three appeals by the beneficiary group currently pending: (1) an appeal from the March 2002 order approving the agreements; (2) an appeal from the denial of the motion for a new trial; and (3) an appeal from the denial of the motion for a preliminary injunction (which would now appear to be moot). These appeals have been consolidated. The beneficiary group has filed its opening brief. No hearing date has been set.

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

     The Disapproval Action filed in May 2002 was amended in December 2002. It seeks, among other things, the unwinding of the Settlement and Purchase and Sale agreements, the return of the Guadalupe Oil Field to the trusts, and unspecified damages for loss of the property. The amended petition repeats many of the same allegations made in this litigation since 1994. All proceedings in the disapproval action have been stayed pending resolutions of the consolidated appeals.

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

     Following the assessment, the Governor of Massachusetts signed legislation in March 2003 that seeks to amend the statute referred to above to expressly disallow the deduction for dividends received from a REIT. This amendment will apply retroactively to the years ending on or after December 31, 1999. As a result of the legislation, the Company will cease recording the tax benefits associated with the dividends received deduction effective in the 2003 tax year. In addition, in the first quarter of 2003 the Company established a reserve of approximately $3.0 million for additional state taxes, including interest (net of any federal tax deduction associated with such taxes and interest), thus reducing earnings by that amount in the first quarter of 2003.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

         On May 2, 2003, the Company signed a definitive agreement to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. ("DGHM") of New York, NY. DGHM, founded in 1990 and managing approximately $2.2 billion of client assets, is a value style manager specializing in small-cap equities. The remaining 20% interest in the firm will be retained by members of the DGHM management team. The transaction's initial purchase price is expected to be approximately $75 million, with approximately 91% payable in cash, but the total purchase price could change as it is contingent upon the contracts transferred and operating results through a five-year earn-out period. We currently expect to finance the transaction through the issuance of $45 million of trust preferred securities. In addition, we will issue $4 million in common stock to shareholders of DGHM. The closing of the transaction is subject to several conditions, including regulatory approvals

     On March 3, 2003, BPVI appointed Richard B. Morgan as a senior vice president. In connection with this appointment, BPVI agreed to purchase Mr. Morgan's business. The estimated purchase price of $1.2 million is contingent upon contracts transferred and is to be paid in three installments as follows: 40% on July 30, 2003, 30% on July 30, 2004 and 30% on July 30, 2005.

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




                                   BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
                                                              (Registrant)





     May 15, 2003                                /s/ Timothy L. Vaill
                                             -----------------------------
                                                          Timothy L. Vaill
                                                        Chairman and Chief
                                                         Executive Officer



     May 15, 2003                                /s/ Walter M. Pressey
                                             -----------------------------
                                                         Walter M. Pressey
                                                             President and
                                                   Chief Financial Officer

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


Date: May 15, 2003                    By:   /s/ Timothy L. Vaill
                                         -------------------------
                                                   Timothy L. Vaill
                                                 Chairman and Chief
                                                  Executive Officer

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


Date: May 15, 2003                           By:     /s/ WALTER M. PRESSEY
                                                   -----------------------
                                                         Walter M. Pressey
                                                             President and
                                                   Chief Financial Officer