Form 10-Q
period 2003-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2003-08-13
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on August 14, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003:

Common Stock—Par Value $1.00 (class)	22,726,227 shares (outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share data)
Assets:
Cash and due from banks	$70,950	$53,032
Federal funds sold and other short term investments	49,200	44,497

Cash and cash equivalents	120,150	97,529
Money market investments	30,200	35,200
Investment securities available for sale (cost of $352,922 and $280,054, respectively)	360,260	287,534
Loans held for sale	21,440	30,923
Loans receivable:
Commercial	764,225	676,189
Residential mortgage	574,728	544,166
Home equity and other consumer loans	77,708	81,371

Total loans	1,416,661	1,301,726
Less: allowance for loan losses	(18,488)	(17,050)

Net loans	1,398,173	1,284,676
Stock in the Federal Home Loan Bank	9,203	8,126
Premises and equipment, net	14,182	13,528
Goodwill	16,981	16,542
Intangible Assets	2,400	1,465
Fees receivable	9,077	6,880
Accrued interest receivable	8,226	7,658
Other assets	33,681	30,680

Total assets	$2,023,973	$1,820,741

Liabilities:
Deposits	$1,569,846	$1,400,333
FHLB borrowings	167,610	145,339
Securities sold under agreements to repurchase	77,700	73,050
Accrued interest payable	1,998	2,171
Other liabilities	31,041	32,466

Total liabilities	1,848,195	1,653,359

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 70,000,000 shares issued: 22,690,718 shares at June 30, 2003 and 22,548,591 shares at December 31, 2002	22,691	22,549
Additional paid-in capital	76,515	74,342
Retained earnings	72,026	65,725
Accumulated other comprehensive income	4,546	4,766

Total stockholders' equity	175,778	167,382

Total liabilities and stockholders' equity	$2,023,973	$1,820,741

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$20,383	$19,724	$40,188	$38,424
Taxable investment securities	1,524	1,583	3,219	3,400
Non-taxable investment securities	1,168	863	1,908	1,777
Mortgage-backed securities	12	23	27	53
FHLB stock dividends	78	55	139	123
Federal funds sold and other	257	119	385	231

Total interest and dividend income	23,422	22,367	45,866	44,008

Interest expense:
Deposits	4,181	4,612	8,291	9,259
FHLB borrowings	2,013	1,674	3,839	3,251
Securities sold under agreements to repurchase and other	218	177	418	395

Total interest expense	6,412	6,463	12,548	12,905

Net interest income	17,010	15,904	33,318	31,103
Provision for loan losses	770	555	1,549	1,235

Net interest income after provision for loan losses	16,240	15,349	31,769	29,868

Fees and other income:
Investment management and trust	11,387	9,864	21,236	19,759
Financial planning fees	1,765	1,571	3,302	3,046
Equity in earnings of partnerships	55	—	150	(18)
Deposit account service charges	220	217	459	406
Gain on sale of loans	793	610	1,584	881
Gain on sale of investment securities	444	147	1,519	563
Cash administration fees	162	193	376	414
Other	637	505	1,325	1,111

Total fees and other income	15,463	13,107	29,951	26,162

Operating expense:
Salaries and employee benefits	14,985	12,813	29,266	25,645
Occupancy and equipment	3,678	2,906	8,970	5,425
Professional services	1,120	914	2,152	1,736
Marketing and business development	938	904	1,854	1,734
Contract services and processing	392	315	853	714
Amortization of intangibles	48	5	88	10
Other	1,470	1,243	3,584	2,932

Total operating expense	22,631	19,100	46,767	38,196

Income before income taxes	9,072	9,356	14,953	17,834
Income tax expense	1,589	3,072	6,390	5,767

Net income	$7,483	$6,284	$8,563	$12,067

Per share data:
Basic earnings per share	$0.33	$0.28	$0.38	$0.54

Diluted earnings per share	$0.32	$0.27	$0.37	$0.52

Average common shares outstanding	22,659,682	22,376,940	22,639,090	22,342,268
Average diluted shares outstanding	23,405,023	23,516,722	23,348,957	23,426,970

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$22,241	$70,611	$—	$45,562	$1,217	$139,631
Net income	—	—	—	12,067	—	12,067
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,381	1,381

Total comprehensive income						13,448
Dividends paid to shareholders	—	—	—	(1,785)	—	(1,785)
Proceeds from issuance of 48,916 shares of common stock	49	563	—	—	—	612
Stock options exercised	107	1,466	—	—	—	1,573

Balance at June 30, 2002	$22,397	$72,640	$—	$55,844	$2,598	$153,479

Balance at December 31, 2002	$22,549	$74,342	$—	$65,725	$4,766	$167,382
Net income	—	—	—	8,563	—	8,563
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(220)	(220)

Total comprehensive income						8,343
Dividends paid to shareholders	—	—	—	(2,262)	—	(2,262)
Issuance of 61,012 shares of common stock	61	1,064	—	—	—	1,125
Issuance of 43,900 shares of incentive common stock	43	706	(749)			—
Amortization of unearned compensation			97			97
Stock options exercised	38	1,055		—	—	1,093

Balance at June 30, 2003	$22,691	$77,167	$(652)	$72,026	$4,546	$175,778

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash from operating activities:	$8,563	$12,067
Depreciation and amortization of fixed assets, intangible assets and unearned compensation	1,866	1,291
Amortization of investment premiums (discounts) and loan origination costs (fees)	(3,203)	206
Gain on sale of loans	(1,584)	(881)
Gain on sale of investment securities	(1,519)	(563)
Provision for loan losses	1,549	1,235
Distributed (undistributed) earnings of partnership investments	(7)	113
Loans originated for sale	(160,872)	(69,301)
Proceeds from sale of loans held for sale	171,938	70,182
(Increase) decrease in:
Fees receivable	(2,197)	—
Accrued interest receivable	(568)	(509)
Other assets	(3,074)	(3,782)
Increase (decrease) in:
Accrued interest payable	(173)	(582)
Other liabilities	(2,889)	(2,918)

Net cash provided (used) by operating activities	7,830	6,558

Cash flows from investing activities:
Net decrease (increase) in money market mutual fund	5,000	34,151
Investment securities available for sale:
Purchases	(162,884)	(77,640)
Sales	53,587	41,215
Maturities	40,427	26,197
Net decrease (increase) in loans	(114,288)	(136,864)
Purchase of FHLB stock	(1,077)	(455)
Charge-offs net of recoveries	(35)	(25)
Capital expenditures	(2,335)	(3,028)

Net cash provided (used) by investing activities	(181,605)	(116,449)

Cash flows from financing activities:
Net increase (decrease) in deposits	169,513	181,360
Net increase (decrease) in repurchase agreements	4,650	(5,500)
Net increase (decrease) in federal funds purchased	—	(5,606)
FHLB advance proceeds	24,000	23,362
FHLB advance repayments	(1,729)	(14,873)
Dividends paid to stockholders	(2,262)	(1,785)
Proceeds from issuance of common stock	2,218	1,573

Net cash provided (used) by financing activities	196,390	178,531

Net increase (decrease) in cash and due from banks	22,615	68,640
Cash and cash equivalents at beginning of year	97,530	58,281

Cash and cash equivalents at end of period	$120,145	$126,921

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$12,721	$11,578
Cash paid during the period for income taxes	9,507	5,585

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company, Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), registered investment advisors, and RINET Company, LLC ("RINET"), a financial planning firm and a registered investment advisor. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Preferred Capital Corporation. Borel's consolidated financial statements include the accounts of its wholly-owned subsidiary Borel Private Capital Corporation. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel (together, the "Banks"), Westfield, Sand Hill, BPVI and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The Company's significant accounting policies are described in Note 3 of the notes to the consolidated financial statements in its form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income:
As reported	$7,483	$6,284	$8,563	$12,067
Stock-based employee and director compensation expense, net of related tax effects	721	577	1,240	1,623

Pro-forma	$6,762	$5,707	$7,323	$10,444

Basic earnings per share:
As reported	$0.33	$0.28	$0.38	$0.54
Pro-forma	$0.30	$0.26	$0.32	$0.47
Diluted earnings per share:
As reported	$0.32	$0.27	$0.37	$0.52
Pro-forma	$0.29	$0.24	$0.31	$0.45

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

        The following tables are a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended June 30,			Three Months Ended June 30,
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$7,483	22,660	$0.33	$6,284	22,377	$0.28
Effect of Dilutive Securities
Stock Options	—	745	($0.01)	—	1,140	($0.01)

Diluted EPS
Net Income	$7,483	23,405	$0.32	$6,284	23,517	$0.27

	Six Months Ended June 30,			Six Months Ended June 30,
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Net Income	$8,563	22,639	$0.38	$12,067	22,342	$0.54
Effect of Dilutive Securities
Stock Options	—	710	($0.01)	—	1,085	($0.02)

Diluted EPS
Net Income	$8,563	23,349	$0.37	$12,067	23,427	$0.52

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2003 and 2002.

	For the Three Months Ended June 30, 2003
Income statement data
	BPBTC	Borel	WCM	RINET	SHA	BPVI	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$11,553	$5,397	$10	$(1)	$(3)	$1	$53	$—	$17,010
Non-interest income	4,246	1,097	6,482	1,713	949	997	(11)	(10)	15,463

Total revenues	15,799	6,494	6,492	1,712	946	998	42	(10)	32,473
Provision for loan loss	500	270	—	—	—	—	—	—	770
Non-interest expense	9,418	3,491	4,027	1,377	974	870	2,484	(10)	22,631
Income Taxes	394	964	1,031	140	(18)	54	(976)	—	1,589

Segment Profit	$5,487	$1,769	$1,434	$195	$(10)	$74	$(1,466)	—	$7,483

Segment Assets	$1,480,092	$507,074	$11,837	$2,752	$14,649	$4,797	$20,356	$(17,584)	$2,023,973

	For the Three Months Ended June 30, 2002
Income statement data
	BPBTC	Borel	WCM	RINET	SHA	BPVI	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$11,273	$4,616	$9	$(4)	$4	$2	$4	$—	$15,904
Non-interest income	3,747	920	4,874	1,567	1,108	950	(59)	—	13,107

Total revenues	15,020	5,536	4,883	1,563	1,112	952	(55)	—	29,011
Provision for loan loss	375	180	—	—	—	—	—	—	555
Non-interest expense	8,383	2,691	3,146	1,210	1,030	713	1,927	—	19,100
Income Taxes	1,774	1,042	726	145	47	94	(756)	—	3,072

Segment Profit	$4,488	$1,623	$1,011	$208	$35	$145	$(1,226)	—	$6,284

Balance Sheet Data:
Segment Assets	$1,254,359	$414,229	$9,061	$2,485	$14,459	$3,108	$17,722	$(15,819)	$1,699,604

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the six months ended June 30, 2003 and 2002.

	For the Six Months Ended June 30, 2003
Income statement data
	BPBTC	Borel	WCM	RINET	SHA	BPVI	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$22,788	$10,419	$20	$(1)	$(2)	$2	$92	$—	$33,318
Non-interest income	9,024	2,353	11,511	3,221	1,850	1,990	19	(17)	29,951

Total revenues	31,812	12,772	11,531	3,220	1,848	1,992	111	(17)	63,269
Provision for loan loss	1,009	540	—	—	—	—	—	—	1,549
Non-Interest expense	19,177	6,723	7,462	2,734	2,119	1,694	6,875	(17)	46,767
Income Taxes	5,146	1,937	1,702	203	(114)	123	(2,607)	—	6,390

Segment Profit	$6,480	$3,572	$2,367	$283	$(157)	$175	$(4,157)	—	$8,563

Segment Assets	$1,480,092	$507,074	$11,837	$2,752	$14,649	$4,797	$20,356	$(17,584)	$2,023,973

	For the Six Months Ended June 30, 2002
Income statement data
	BPBTC	Borel	WCM	RINET	SHA	BPVI	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$22,237	$8,836	$18	$(8)	$7	$4	$9	$—	$31,103
Non-interest income	7,378	1,931	9,738	3,041	2,242	1,889	(57)	—	26,162

Total revenues	29,615	10,767	9,756	3,033	2,249	1,893	(48)	—	57,265
Provision for loan loss	875	360	—	—	—	—	—	—	1,235
Non-interest expense	16,431	5,120	6,332	2,456	2,093	1,425	4,339	—	38,196
Income Taxes	3,453	2,118	1,432	236	64	183	(1,719)	—	5,767

Segment Profit	$8,856	$3,169	$1,992	$341	$92	$285	$(2,668)	—	$12,067

Segment Assets	$1,254,359	$414,229	$9,061	$2,485	$14,459	$3,108	$17,722	$(15,819)	$1,699,604

4) Excess of Cost over Net Assets Acquired (Goodwill) and Intangible Assets

      An analysis of the activity in goodwill and intangible assets:

	Identified Intangibles
				Goodwill
		Boston Private Bank Other Intangibles
	Total Intangibles		BPVI Advisory Contracts	Total Goodwill	Boston Private Bank	Sand Hill	BPVI
	(In thousands)
Balance as of December 31, 2001	$159	$159	—	$17,048	$2,286	$14,449	$313
Adjust estimated deferred purchase price	—	—	—	(1,104)	—	(1,104)	—
Advisory contracts and business acquired	1,214	—	1,214	520	—	—	520
Amortization	(10)	(10)	—	—	—	—	—

Balance as of June 30, 2002	$1,363	$149	$1,214	$16,464	$2,286	$13,345	$833

Balance as of December 31, 2002	1,465	141	$1,324	$16,542	$2,286	$13,345	$911
Advisory contracts and business acquired	1,023	—	1,023	439	—	—	439
Amortization	(88)	(10)	(78)	—	—	—	—

Balance as of June 20, 2003	$2,400	$131	2,269	$16,981	$2,286	$13,345	$1,350

        Investment advisory contracts are being amortized on a straight-line basis over their estimated useful life of 10 years and other intangibles are being amortized over a 15 year life. The estimated annual amortization expense for the intangibles above for the next five years is $297,000 per year, an aggregate of $1.5 million over five years. The goodwill is expected to be deductible for tax purposes.

5) Recent Accounting Developments

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company established a reserve of $1.3 million, after tax, or $.06 per share, for a current lease on Sand Hill Road in Menlo Park, California. The Company has consolidated its operations into a newer facility in Palo Alto. The lease on the Menlo Park space expires in 2008; the remaining payments will total $4.2 million. This charge-off reflects the Company's estimate of the fair value of these remaining lease payments reduced by the estimated sublease rental income that could reasonably be obtained for the property. In the second quarter of 2003, an agreement was reached with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. Additional lease abandonment costs of $226,000, net of tax, were incurred in connection with this agreement. This agreement will extinguish the reserve established in the first quarter of 2003. See Management's Discussion and Analysis of Financial Condition and Results of Operation—Lease Accrual.

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

        The Banks have issued standby letters of credit where the Banks are required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. At June 30, 2003 the maximum potential amount of future payments was $26.8 million. Of the total, 99.8% is covered by collateral.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

6) Other Matters

        In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation was enacted in the first quarter of 2003 and it amended existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with the new legislation, the Company originally recognized an expense of approximately $3.0 million, net of federal tax benefit and including interest, in the first quarter of 2003. Part of this accrual was reversed in connection with the settlement agreement during the second quarter. The Company ultimately recorded an expense of approximately $1.4 million or $0.06 per share for the first half of 2003 to reflect the final cost of the prior year tax adjustment.

        In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement for office space in Menlo Park, California. In connection with this agreement the Company recorded an adjustment, net of taxes of approximately $1.5 million or $0.07 per share for the first half of 2003.

7) Subsequent Event

        On July 10, 2003, the Company announced that it had signed a definitive agreement to acquire First State Bancorp, the holding company of First State Bank of California, a $174 million commercial bank situated in Los Angeles County. First State Bank of California has 20 years of banking experience and provides a wide range of commercial, depository, and consumer banking services to its upscale customers. In the merger, the Company will acquire 100% of First State's common stock with an aggregate transaction value of approximately $26.6 million. We anticipate financing the proposed acquisition of First State Bank of California in part with the issuance of debt and equity securities or a combination thereof. The transaction is subject to several conditions, including the approval by state and federal regulators as well as the approval of the shareholders of First State Bancorp.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended June 30, 2003

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to achieve improvements in our Bank Secrecy Act controls and procedures, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement. Reference to "we," "our," and "us" refer to the Company and its subsidiaries on a consolidated basis.

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

        During 1997, the Company acquired by merger Westfield, a Boston based company engaged in providing a range of investment management services to individual and institutional clients. During 1999, the Company acquired by merger RINET, a Boston based company engaged in providing financial planning and asset allocation services to high net worth individuals and families. On February 28, 2001, the Company acquired by merger BPVI, formerly E. R. Taylor Investments, Inc., a corporation engaged in providing value style investment advisory services to the wealth management market. On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment advisor. On November 30, 2001, the Company acquired by merger Borel, a private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, the Company issued 230,000 stock options in exchange for Borel's previously issued stock options.

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

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. ("Coldstream Capital") of Bellevue, Washington. On April 30, 2003, the Company acquired an additional 1% of the outstanding stock of Coldstream Holdings, Inc. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

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

        Allowance for Loan Losses:    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see "Financial Condition—Allowance for Loan Losses".

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

Financial Condition

        Total Assets.    Total assets increased $203.2 million, or 11.2%, to $2.0 billion at June 30, 2003 from $1.8 billion at December 31, 2002. This increase was primarily driven by deposit growth, which was used to fund new commercial loans, and to a lesser extent, to purchase additional investment securities.

        Investments.    Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, mortgage-backed securities, and stock in the FHLB) increased $91.4 million or 21.3% to $519.8 million, or 25.7% of total assets, at June 30, 2003, from $428.4 million, or 23.5% of total assets, at December 31, 2002. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and our liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2003 and December 31, 2002:

	Amortized Cost	Gains	Unrealized Losses	Market Value
	(in thousands)
At June 30, 2003
U.S. Government and agencies	$155,838	$3,638	$—	$159,476
Corporate bonds	18,396	133	(29)	18,500
Municipal bonds	177,632	3,595	(18)	181,209
Mortgage-backed securities	1,056	19	—	1,075

Total investments	$352,922	$7,385	$(47)	$360,260

At December 31, 2002
U.S. Government and agencies	$163,730	$4,390	$—	$168,120
Corporate bonds	15,887	280	(1)	16,166
Municipal bonds	99,068	2,815	(23)	101,860
Mortgage-backed securities	1,369	19	—	1,388

Total investments	$280,054	$7,504	$(24)	$287,534

        Loans held for sale.    Loans held for sale decreased $9.5 million, or 30.7%, during the first six months of 2003 to $21.4 million from $30.9 million. This decrease is due to the timing of loan sales. In the first half of 2003, there were $161.6 million of mortgage loans originated for sale offset by $171.1 million loans sold on the secondary market.

        Loans.    Total portfolio loans increased $114.9 million, or 8.8%, during the first six months of 2003 to $1.4 billion, or 70.0% of total assets, at June 30, 2003, from $1.3 billion, or 71.5% of total assets, at December 31, 2002. This increase was primarily driven by growth in the commercial loans portfolio which increased $88.0 million, or 13.0%. Residential mortgage loans increased $30.6 million, or 5.6%, during the first six months of 2003 as mortgage loan originations of variable rate loans of $120 million were partially offset by payoffs and refinancings.

        Risk Elements.    Total non-performing assets, which consist of non-accrual loans and other real estate owned, decreased by $32,000 during the first six months of 2003 to $1.0 million or 0.05% of total assets, at June 30, 2003, from $1.0 million, or 0.06% of total assets, at December 31, 2002. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

        At June 30, 2003, loans with an aggregate balance of $2.0 million, or 0.13% of total loans, were 30 to 89 days past due, a decrease of $2.0 million as compared to $4.0 million, or 0.31% of total loans, as of December 31, 2002. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month. It is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed with respect to these loans.

        We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if we believe that full principal and interest due on the loan is collectible. At June 30, 2003, loans with an aggregate balance of $1.0 million, or 0.07% of total loans, were 90 days past due.

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

        The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Ending gross loans	$1,416,661	$1,238,239	$1,416,661	$1,238,239
Allowance for loan losses, beginning of period	$17,736	$15,200	$17,050	$14,521
Provision for loan losses	770	555	1,549	1,235
Charge offs	(18)	(23)	(112)	(26)
Recoveries	—	—	1	2

Allowance for loan losses, end of period	$18,488	$15,732	$18,488	$15,732

Allowance for loan losses to ending gross loans	1.31%	1.27%	1.31%	1.27%

        Deposits.    We experienced an increase in total deposits of $169.5 million, or 12.1%, during the first six months of 2003, to $1.6 billion, or 77.5% of total assets, at June 30, 2003, from $1.4 billion, or 76.9% of total assets, at December 31, 2002. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first six months of 2003. In addition, we believe clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace. The following table shows the composition of our deposits at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits	$277,975	17.7%	$242,453	17.3%
NOW	243,058	15.5	207,693	14.8
Savings	24,250	1.5	24,071	1.7
Money Market	774,108	49.3	675,105	48.2
Certificates of deposit under $100,000	84,427	5.4	81,829	5.9
Certificates of deposit $100,000 or greater	166,028	10.6	169,182	12.1

Total	$1,569,846	100.0%	$1,400,333	100.0%

        Borrowings.    Total borrowings (consisting of federal funds purchased, FHLB borrowings, and securities sold under agreements to repurchase ("repurchase agreements")) increased $26.9 million, or 12.3%, during the first six months of 2003 to $245.3 million from $218.4 million at December 31, 2002. To better manage interest rate risk and to help protect our net interest margin, we utilize fixed rate FHLB borrowings to fund a portion of fixed rate assets.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2003, cash, federal funds sold and other short term investments, money market investments and securities available for sale amounted to $510.6 million, or 25.2% of total assets of the Company. This compares to $420.3 million, or 23.1% of total assets, at December 31, 2002.

        Boston Private Financial Holdings' (the "Holding Company") primary sources of funds are dividends from our subsidiaries, issuance of our common stock and borrowings. The condensed balance sheet, statement of operations and statement of cash flows for the Holding Company are included in the footnotes of the Annual Report. We believe that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future other than the financing necessary to complete the proposed acquisitions of Dalton, Greiner, Hartman, Maher & Co and First State Bancorp (see Item 5—other information). The Holding Company anticipates financing these acquisitions in part through the issuance of debt or equity securities or a combination thereof. In addition, negotiations are in process to replace the $15 million line of credit that expired in January 2003 with a new facility. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company's non bank subsidiaries have adequate capital to meet their recurring operating commitments for the foreseeable future. The Holding Company may provide funds for acquisitions and leasehold improvements acquired by the subsidiaries. The bank subsidiaries are both well capitalized and maintain liquidity and have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Annual Report on Form 10-K.

        Capital Resources.    Our stockholders' equity at June 30, 2003 was $175.8 million, or 8.6% of total assets, compared to $167.4 million, or 9.2% of total assets at December 31, 2002. The dollar increase was the result of our net income for the first six months of 2003 of $8.6 million, combined with proceeds from options exercised reduced by dividends paid to shareholders and the change in accumulated other comprehensive income.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's and Borel's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2003 and December 31, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2003:
Total risk-based capital
Company	$169,043	12.29%	$110,035	> 8.0%	$137,544	> 10.0%
Boston Private Bank	104,947	11.15	75,284	8.0	94,105	10.0
Borel	44,634	10.78	33,131	8.0	41,414	10.0
Tier I risk-based
Company	151,843	11.04	55,017	4.0	82,526	6.0
Boston Private Bank	93,171	9.90	37,642	4.0	56,463	6.0
Borel	39,451	9.53	16,565	4.0	24,848	6.0
Tier I leverage capital
Company	151,843	7.62	79,726	4.0	99,657	5.0
Boston Private Bank	93,171	6.29	59,230	4.0	74,037	5.0
Borel	39,451	7.85	20,110	4.0	25,138	5.0
As of December 31, 2002:
Total risk-based capital
Company	$160,178	12.95%	$98,989	> 8.0%	$123,736	> 10.0%
Boston Private Bank	97,395	11.36	68,607	8.0	85,759	10.0
Borel	41,558	11.35	29,283	8.0	36,604	10.0
Tier I risk-based
Company	144,642	11.69	49,495	4.0	74,242	6.0
Boston Private Bank	86,661	10.11	34,303	4.0	51,455	6.0
Borel	36,975	10.10	14,642	4.0	21,962	6.0
Tier I leverage capital
Company	144,692	8.16	70,946	4.0	88,683	5.0
Boston Private Bank	86,661	6.61	52,408	4.0	65,509	5.0
Borel	36,975	8.20	18,041	4.0	22,552	5.0

Results of Operations for the Three Months Ended June 30, 2003

        Net Income.    The Company recorded net income of $7.5 million, or $0.32 per diluted share, for the quarter ended June 30, 2003, which includes income of approximately $0.07 per share related to the settlement of reserves taken in the first quarter of 2003 for the enactment of a retroactive Massachusetts tax increase and an income reduction of $0.01 per share for additional lease abandonment costs. Net income, excluding both of these special items, would have been $6.1 million, or $0.26 per share, as compared to $6.3 million, or $0.27 per diluted share for the quarter ended June 30, 2002. This represented a 3.4% decrease in net income and a 3.7% decrease in earnings per share.

        Adjustment of REIT Tax Reserve    Net income for the second quarter of 2003 was positively impacted by approximately $1.6 million or $0.07 per share as a result of reaching a settlement agreement with the Commonwealth of Massachusetts, and the Company's adjustment to a reserve of $3.0 million or $0.13 per share, recorded in the first quarter of 2003. This reserve was established in response to newly enacted legislation that retroactively disallowed the deduction for dividends received from a real estate investment trust subsidiary.

        Lease Abandonment costs.    The Company recorded lease abandonment costs which adversely affected net income by an amount equal to $.01 per diluted share, or $226,000, net of tax. Additional costs were recognized after reaching an agreement with the landlord in early July 2003 to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. This agreement will extinguish the reserve established in the first quarter of 2003.

        The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with Generally Accepted Accounting Principles, ("GAAP") to adjust net income and earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs which management believes are outside the Company's core operational results. The Company believes presentation of these adjusted earnings enhances an overall understanding of its historical financial performance and future prospects because management believes they are an indication of the performance of our base business. Management uses these non-GAAP measures as a basis for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes they can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	Three Months Ended June 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
Revenues	$32,473	$0	$0	$32,473
Provision for Loan Losses	770	0	0	770
Expenses	22,631	222	(347)	22,506

Pre-Tax Income	9,072	(222)	347	9,197
Income Tax Expense	1,589	1,419	121	3,129

Net Income	$7,483	($1,641)	$226	$6,068

Diluted Earnings per share	$0.32	($0.07)	$0.01	$0.26

        Net Interest Income.    For the quarter ended June 30, 2003, net interest income was $17.6 million, an increase of $1.3 million, or 8.1%, over the same period in 2002 on a fully taxable equivalent basis. This increase was attributable to growth of loans and deposits, offset by the effects of margin compression. The Company's net interest margin was 3.70% for the second quarter of 2003, a decrease of 60 basis points compared to the same period last year.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
Earning assets:
Cash and Investments(1)	$489,450	$3,662	2.99%	$317,317	$3,079	3.88%
Loans (2)
Commercial (1)	755,076	11,551	6.07%	570,175	9,843	6.84%
Residential mortgage	576,546	7,755	5.38%	544,806	8,711	6.40%
Home equity and other	77,833	1,110	5.72%	76,401	1,170	6.10%

Total loans	1,409,455	20,416	5.77%	1,191,382	19,724	6.59%
Total earning assets	1,898,905	24,078	5.05%	1,508,699	22,803	6.02%
Interest-bearing liabilities:
Deposits	$1,302,014	4,181	1.29%	$1,041,796	4,612	1.78%
Borrowed funds	245,296	2,231	3.66%	176,946	1,851	4.20%

Total interest-bearing liabilities	1,547,310	6,412	1.66%	1,218,742	6,463	2.13%

Net interest income (fully taxable equivalent basis)		17,666			16,340
Less: tax equivalent adjustment		(656)			(436)

Net interest income		$17,010			$15,905

Interest rate spread			3.39%			3.89%
Net interest margin			3.70%			4.30%

(1)
Interest income on non-taxable investments and commercial loans is presented on a fully taxable-equivalent basis using the federal statutory rate.
(2)
Includes loans held for sale.

        Interest Income.    During the second quarter of 2003, interest income was $24.1 million, an increase of $1.3 million, or 5.6%, compared to $22.8 million for the same period in 2002 on a fully taxable equivalent basis. Interest income on commercial loans increased 17.4% to $11.6 million for the quarter ended June 30, 2003, compared to $9.8 million for the same period in 2002. Interest income from residential mortgage loans decreased 11.0% to $7.8 million for the second quarter of 2003, compared to $8.7 million for the same period in 2002, and interest on home equity and other loans decreased 5.1% to $1.1 million for the second quarter of 2003, compared to $1.2 million, for the same period in 2002. The average balance of commercial loans increased 32.4% and the average rate decreased 11.3%, or 77 basis points to 6.07% for the quarter ended June 30, 2003. The average balance of residential mortgage loans increased 5.8%, and the average rate decreased 15.9%, or 102 basis points to 5.38% for the same period. The average balance of home equity and other consumer loans increased 1.9% and the average rate decreased 6.2%, or 38 basis points, to 5.72%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $583,000, or 18.9%, to $3.7 million for the quarter ended June 30, 2003, compared to $3.1 million for the same period in 2002. This increase was primarily attributable to an increase in the average balance of $172.1 million, or 54.2%, offset by a decrease in the average yield on investments of 89 basis points, or 22.9%, to 2.99% for the quarter ended June 30, 2003.

        Interest Expense.    During the second quarter of 2003, interest expense was $6.4 million, a decrease of $51,000, or 0.8%, compared to $6.5 million for the same period in 2002. This decrease in our interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 47 basis points, or 22.1%, to 1.66% for the quarter ended June 30, 2003. This decrease was offset by an increase in the average balance of interest-bearing liabilities of $328.6 million, or 27.0%, between the two periods.

        Provision for Loan Losses.    The provision for loan losses was $770,000 for the quarter ended June 30, 2003, compared to $555,000 for the same period in 2002. These provisions reflect continued loan growth and excellent credit quality. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Charge-offs net of recoveries were $19,000 during the first six months of 2003, compared to $23,000 for the same period in 2002.

        Fees and Other Income.    Fees and other income increased $2.4 million, or 18.0%, to $15.5 million for the three-month period ending June 30, 2003, compared to $13.1 million for the same period in 2002. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $1.5 million, or 15.4%, to $11.4 million for the second quarter of 2003, compared to $9.9 million for the same period in 2002. This increase is primarily attributable to increases in assets under management. Total assets under management increased $1.7 billion, or 26.9% to $8.251 billion as of June 30, 2003 compared to $6.504 billion as of June 30, 2002. In the past twelve months, we have seen an increase in assets under management of $164 million due to market appreciation, an increase of $1.4 billion contributed by new and existing clients and an increase of $190 million from assets acquired.

        Financial planning fees increased $194,000, or 12.3%, to $1.8 million for the second quarter of 2003, compared to $1.6 million for the same period in 2002. This increase was mostly due to new business and special projects.

        Gain on sale of investment securities was $444,000 for the second quarter of 2003 compared to $147,000 for the second quarter of 2002. The amount of securities gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $183,000, or 30.0% to $793,000 for the second quarter of 2003 compared to $610,000 for the second quarter of 2002. In the second quarter of 2003, there were $91 million loans sold on the secondary market.

        Cash administration fees, which consist primarily of cash management fees and liquid asset management fees, were $162,000 for the second quarter ended June 30, 2003 compared to $193,000 for the second quarter of 2002. These fees have decreased due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees, increased $132,000, or 26.1% to $637,000 for the second quarter of 2003. The majority of this increase was attributable to fees earned on commercial loans.

        Operating Expense.    Total operating expense for the second quarter of 2003 was $22.6 million. These operating expenses include an adjustment to net income of $222,000 for a partial reversal of the reserve for interest associated with the retroactive Massachusetts tax increase recorded in the first quarter and lease abandonment costs of $347,000. Excluding both of these special items operating expenses would have been $22.5 million an increase of $3.4 million, or 17.8% compared to $19.1 million for the same period in 2002. This increase was attributable to our continued growth and expansion. We experienced a 19.1% increase in total balance sheet assets and a 6.0% increase in the number of employees from June 30, 2002 to June 30, 2003.

        Salaries and benefits, the largest component of operating expense, increased $2.2 million, or 17.0%, to $15.0 million for the quarter ended June 30, 2003, from $12.8 million for the same period in 2002. This increase was due to the increased number of employees, normal salary increases, and increases in variable compensation, which are related to business performance and profits.

        Occupancy and equipment expense was $3.7 million for the second quarter of 2003 compared to $2.9 million for the same period last year. Excluding the lease abandonment costs of $347,000, occupancy and equipment expenses would have been $3.3 million, a $425,000 or 14.6% increase over the second quarter of 2002. The increase was primarily attributable to new offices for the Company's private banking business as well as continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $206,000, or 22.5%, to $1.1 million for the second quarter 2003. The largest component of the increase is due to improvements related to our Bank Secrecy Act Program. We anticipate additional professional services costs in the third and fourth quarters of 2003 as we continue to work with consultants to test historical data and improve our Bank Secrecy Act Program.

        Marketing and business development increased $34,000, or 3.8%, to $938,000 for the second quarter of 2003 as a result of increased business development activity due to growth in sales staff.

        Contract services and processing, which are the costs associated for custody and data processing, increased $77,000, or 24.4%, to $392,000 from the second quarter in 2002. This increase is primarily an increase in custody expenses associated with increases in assets under management as well as an adjustment to the prior year expense.

        Amortization of intangibles was $48,000 for the second quarter of 2003, an increase of $43,000 from the second quarter of 2002. This increase was attributable to the amortization of the advisory contracts associated with acquisitions by BPVI.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $1.5 million in the second quarter of 2003 compared to $1.2 million for the same period in 2002. For the second quarter of 2003, other expenses include an adjustment which increased net income by $222,000 for a partial reversal of the reserve for interest associated with the retroactive Massachusetts tax increase recorded in the first quarter. Excluding this adjustment, other expenses would have been $1.7 million, an increase of $449,000 from the same period in 2002. This increase was primarily due to increased business volumes, and insurance expenses.

        Income Tax Expense.    We recorded income tax expense of $1.6 million for the second quarter of 2003 as compared to $3.1 million for the same period last year. Excluding the reversal of a portion of the tax reserves taken in the first quarter related to the retroactive Massachusetts tax increase, income tax expense would have been $3.0 million. The effective tax rate was 34.0% for the second quarter of 2003 excluding before the REIT adjustment and was 34.5% for the first quarter of 2003, excluding the $3.0 million reserve, net of taxes, taken for the retroactive tax increase. The effective tax rate for 2002 was 32.8%. See "Legal Proceedings."

Results of Operations for the Six Months Ended June 30, 2003

        Net Income.    The Company recorded net income of $8.6 million, or $0.37 per diluted share, for the six months ended June 30, 2003, which includes costs of approximately $0.06 per share related to the enactment of a retroactive Massachusetts tax increase and a reduction of $0.07 per share for lease abandonment costs. Net income, excluding both of these special items, would have been $11.5 million, or $0.50 per share, as compared to $12.1 million, or $0.52 per diluted share for the six months ended June 30, 2002. This represented a 4.3% decrease in net income and a 3.8% decrease in earnings per share.

        REIT Tax Charge.    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with this agreement the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes.

        Lease Abandonment.    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense of approximately $1.5 million or $0.07 per share.

        The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjust net income and earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs which management believes are outside the Company's core operational results. The Company believes presentation of these adjusted earnings enhances an overall understanding of its historical financial performance and future prospects because management believes they are an indication of the performance of our base business. Management uses these non-GAAP measures as a basis for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes they can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	For the six months ended June 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
Revenues	$63,269	$0	$0	$63,269
Provision for Loan Losses	1,549	0	0	1,549
Expenses	46,767	(244)	(2,375)	44,148

Pre-Tax Income	14,953	244	2,375	17,572
Income Tax Expense	6,390	(1,194)	831	6,027

Net Income	$8,563	$1,438	$1,544	$11,545

Diluted Earnings per share	$0.37	$0.06	$0.07	$0.50

        Net Interest Income.    For the six months ended June 30, 2003, net interest income was $34.4 million, an increase of $2.4 million, or 7.4%, over the same period in 2002 on a fully taxable equivalent basis. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest-earning assets and liabilities. The

Company's net interest margin was 3.74% for the first half of 2003, a decrease of 57 basis points compared to the same period last year.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
Earning assets:
Cash and Investments(1)	$454,060	$6,697	2.95%	$323,469	$6,490	4.01%
Loans(2)
Commercial(1)	726,582	22,412	6.15%	551,324	19,163	6.93%
Residential mortgage	569,852	15,567	5.46%	523,597	16,865	6.44%
Home equity and other	78,483	2,261	5.73%	77,555	2,396	6.19%

Total loans	1,374,917	40,240	5.84%	1,152,476	38,424	6.66%
Total earning assets	1,828,977	46,937	5.12%	1,475,945	44,914	6.08%

Interest bearing liabilities:
Deposits	$1,253,179	8,291	1.33%	$1,022,961	9,259	1.82%
Borrowed funds	233,807	4,257	3.68%	177,107	3,646	4.15%

Total interest-bearing liabilities	1,486,986	12,548	1.70%	1,200,068	12,905	2.17%

Net interest income (fully taxable equivalent basis)		34,389			32,009
Less: tax equivalent adjustment		1,071			906

Net interest income		$33,318			$31,103

Interest rate spread			3.42%			3.91%
Net interest margin			3.74%			4.31%

(1)
Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate.
(2)
Includes loans held for sale.

        Interest Income.    During the first six months of 2003, interest income was $46.9 million, an increase of $2.0 million, or 4.5%, compared to $44.9 million for the same period in 2002 on a fully taxable equivalent basis. Interest income on commercial loans increased 17.0% to $22.4 million for the six months ended June 30, 2003, compared to $19.2 million for the same period in 2002. Interest income from residential mortgage loans decreased 7.7% to $15.6 million for the first six months of 2003, compared to $16.9 million for the same period in 2002, and interest on home equity and other loans decreased 5.6% to $2.3 million for the first six months of 2003, compared to $2.4 million for the same period in 2002. The average balance of commercial loans increased 31.8% and the average rate decreased 11.3%, or 78 basis points to 6.15% for the six months ended June 30, 2003. The average balance of residential mortgage loans increased 8.8%, and the average rate decreased 15.2%, or 98 basis points to 5.46% for the same period. The average balance of home equity and other loans increased 1.2% and the average rate decreased 7.4% or 46 basis points to 5.73%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and FHLB stock dividends) increased $207,000, or 3.2% to $6.7 million for the six months ended June 30, 2003, compared to $6.5 million for the same period in 2002. This increase was primarily attributable to the increase in the average balance of

$130.6 million, or 40.4%, offset by a decrease in the average yield on investments of 106 basis points, or 26.4%, to 2.95% for the six months ended June 30, 2003.

        Interest Expense.    During the first six months of 2003, interest expense was $12.5 million, a decrease of $357,000, or 2.8%, compared to $12.9 million for the same period in 2002. This decrease in our interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 47 basis points, or 40.2%, to 1.70% for the six months ended June 30, 2003, offset by an increase in the average balance of $286.9 million, or 23.9%, between the two periods.

        Provision for Loan Losses.    The provision for loan losses was $1.5 million for the six months ended June 30, 2003, compared to $1.2 million for the same period in 2002. These provisions reflect continued loan growth and excellent credit quality. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Charge-offs net of recoveries were $111,000 during the first six months of 2003, compared to $24,000 for the same period in 2002.

        Fees and Other Income.    Fees and other income increased $3.8 million, or 14.4%, to $30.0 million for the six month period ending June 30, 2003, compared to $26.2 million for the same period in 2002. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $1.5 million, or 7.4% to $21.2 million for the first six months of 2003, compared to $19.8 million for the same period in 2002. This increase is attributable to increases in assets under management.

        Financial planning fees increased $256,000, or 8.4% to $3.3 million for the first six months of 2003, compared to $3.0 million for the same period in 2002. RINET had strong new business in the first half of this year as well as a number of special projects that accounted for the majority of the increase.

        Gain on sale of investment securities increased $956,000 to $1.5 million for the first half of 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $703,000, or 79.8% to $1.6 million for the first six months of 2003 compared to $881,000 for the same period in 2002. In the first six months of 2003, there were $171 million loans sold on the secondary market

        Cash administrative fees, which consists of cash management fees and liquid asset management fees, were $376,000 for the six months ended 2003 compared to $414,000 for the same period in 2002. These fees have decreased, in part, due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees increased $214,000 to $1.3 million for the first half of 2003. The majority of this increase was attributable to fees earned on commercial loans.

        Operating Expense.    Total operating expense for the first six months of 2003 was $46.8 million. For the first half of 2003, operating expenses include a reserve for $244,000 for interest associated with the retroactive Massachusetts Tax increase and lease abandonment costs of $2.4 million. Excluding both of these special items operating expenses would have been $44.1 million an increase of $6.0 million, or 15.6% compared to $38.2 million for the same period in 2002. This increase is due to our continued growth and expansion. We experienced a 19.1% increase in total balance sheet assets, and a 6.0% increase in the number of employees from June 30, 2002 to June 30, 2003.

        Salaries and benefits, the largest component of operating expense, increased $3.6 million, or 14.1%, to $29.3 million for the six months ended June 30, 2003, from $25.6 million for the same period in 2002. This increase was due to a 6.0% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expenses were $9.0 million for the first six months of 2003. Excluding the lease abandonment costs of $2.4 million, occupancy and equipment expenses would have been $6.6 million, a $1.2 million, or 21.6% increase over the first quarter of 2002. The increase was primarily attributable to new offices for the Company's private banking business as well as continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $416,000, or 23.9% to 2.2 million. This is a result of increased expenditures among a number of different professional services.

        Marketing and business development increased $120,000, or 6.9%, to $1.9 million for the first half of 2003 as a result of increased business development activity due to growth in sales staff.

        Contract services and processing, which are the costs associated for custody and data processing, increased $139,000, for the six months ended June 30, 2003, or 19.5%. This increase is due to higher assets under management.

        Amortization of intangibles increased $78,000 to $87,000 for the second half of 2003. This increase is attributable to the amortization of the advisory contracts associated with the acquisitions by BPVI.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, imputed interest on deferred acquisition payments and other miscellaneous business expenses. These expenses were $3.6 million for the first six months of 2003. For the first half of 2003, other expenses include a reserve for $244,000 for interest associated with the retroactive Massachusetts Tax increase. Excluding these expenses, other expenses would have been $3.3 million, an increase of $591,000 from the same period in 2002. This increase is primarily due to increased business volumes, and insurance expenses.

        Income Tax Expense.    We recorded income tax expense of $6.4 million for the first half of 2003 as compared to $5.8 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $5.2 million. The effective tax rate was 34.2% for the first half of 2003 excluding the charge for the retroactive tax increase. The effective tax rate for 2002 was 32.3%.

Risk Factors and Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward-looking statements set forth in this Quarterly Report on Form 10-Q. Factors which may cause such a material difference include those set forth below. Investors in The Company's common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Quarterly Report on Form 10-Q. Reference to "we," "our," and "us" refer to The Company and its subsidiaries on a consolidated basis.

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

        For the quarter ended June 30, 2003, approximately 34.5% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

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

A Downturn in the Local Economies or Real Estate Markets Could Negatively Impact Our Banking Business

        A downturn in the local economies or real estate markets could negatively impact our banking business. Because the Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan

Area and Northern California, the ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends, including the recession, increased unemployment in Northern California and New England, as well as ongoing economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the United States' war on terrorism will likely continue to negatively impact businesses in Northern California and New England. While we are currently uncertain as to the long-term effects of these events, they could adversely affect general economic conditions, consumer confidence and market liquidity, or result in changes in interest rates, any of which may have a negative impact on the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

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

        In addition, Westfield's, BPVI's, Sand Hill's and a portion of RINET's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

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

Our ability to obtain regulatory approvals for our pending acquisitions may be adversely impacted by the timely completion of required improvements to our Bank Secrecy Act Program

        In June 2003, Boston Private Bank entered into an informal agreement with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act controls and procedures. Boston Private Bank is currently in the process of making such improvements and is working closely with the regulatory agencies to address the issues raised in the informal agreement. The Company's regulators have indicated that substantial achievement of these improvements will be necessary prior to obtaining approvals for the pending acquisitions of DGHM and First State Bancorp. As a result, the completion of these acquisitions may be adversely impacted by the timely completion of such improvements to the satisfaction of the Company's regulators. In this regard, the acquisition of DGHM may be terminated by either party if the closing has not occurred on or prior to September 30, 2003. As a result, a delay in the achievement of the required improvements to Bank Secrecy Act Program may subject the DGHM acquisition to renegotiation or termination.

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

Adverse Developments in Litigation Could Negatively Impact Our Business

        Since 1984, Borel has served as the trustee of a private trust that has been the subject of protracted litigation. During the last several years there have been three actions filed in the Superior Court for San Mateo County, California, by certain beneficiaries of the trust relating to the management and proposed sale of certain real property. These beneficiaries have claimed, among other things, that Borel breached its fiduciary duties as the trustee. Borel has prevailed in the first action and final judgment has been entered in its favor. Borel has prevailed in the trial court in the second action; however, the appeals court has remanded that case to the trial court for limited further proceedings. The third case has been held in abeyance by the trial court for several years pending disposition of the first two matters. Adverse developments in these lawsuits could have a material adverse effect on Borel's business or the combined business of the Banks. Further, in May of 2002, a complaint was filed against Westfield which alleges that Westfield failed to uphold its contractual and common law obligations to invest the plaintiff's funds with proper care and diligence. Although the unfair trade practices claim was dismissed, discovery on the remaining claims is now in progress and there can be no assurances that Westfield will be successful in defending these claims. Adverse developments in the Westfield litigation could have a material adverse effect on Westfield's business. For a more detailed description of this litigation, see Item 1 "Legal Proceedings."

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        For information related to this item, see the Company's December 31, 2002 Form 10-K, Item 7A—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

Item 4. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, and our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

PART II. Other Information

Item 1. Legal Proceedings

A.    Investment Management Litigation

        On or about May 3, 2002, the Retirement Board of Allegheny County (the "plaintiff") filed a civil complaint against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania. The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million. Westfield moved to dismiss the complaint on the ground that the complaint contains no allegations as to what investment decisions or practices constituted a breach of the contract between the parties or Westfield's fiduciary duty to the Board. The motion was granted, in part, and the plaintiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is now in progress, and Westfield will continue to defend this claim vigorously.

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

        There are three appeals by the beneficiary group currently pending: (1) an appeal from the March 2002 order approving the agreements; (2) an appeal from the denial of the motion for a new trial; and (3) an appeal from the denial of the motion for a preliminary injunction (which would now appear to be moot). These appeals have been consolidated. Briefing is now complete. No hearing date has been set.

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

C.    Massachusetts Tax Legislation

        In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation was enacted in the first quarter of 2003 and it amended existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. The Company originally recognized an expense of approximately $3.0 million, net of federal tax benefit and including interest, in the first quarter of 2003. Part of this accrual was reversed in connection with the settlement agreement during the second quarter. The Company ultimately recorded an expense of approximately $1.4 million or $0.06 per share for the first half of 2003 to reflect the final cost of the prior year tax adjustment.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of the Security Holders

        At the Annual Meeting of Stockholders held on April 30, 2003, stockholders of the Company approved proposals to:

  (1)
  elect four Class III directors of the Company to serve until the 2006 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	ABSTAIN
Herbert S. Alexander	19,021,279	343,794
Lynn Thompson Hoffman	19,106,097	258,976
Richard N. Thielen	18,816,347	548,726
Richard I. Morris Jr.	19,105,892	259,181

The term of office of each of Eugene S. Colangelo, Harold A. Fick, Allen Sinai, Timothy L. Vaill, Arthur J. Bauernfeind, Peter C. Bennett, Walter M. Pressey as directors of the Company continued after the annual meeting. C. Michael Hazard retired as of April 30, 2003. Kathy M. Graveline was elected by the board to serve out the remainder of Mr. Hazard's term.

Item 5. Other Information

        On May 2, 2003, The Company announced it has signed a definitive agreement to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. ("DGHM") of New York, NY. DGHM, founded in 1990 and managing approximately $2.2 billion of client assets, is a value style manager specializing in small-cap equities. The remaining 20% interest in the firm will be retained by members of the DGHM management team. This transaction is expected to be immediately accretive on a cash basis to BPFH and accretive on a GAAP basis within the first 12-month period.

        On July 10, 2003, The Company announced that it has signed a definitive agreement to acquire First State Bancorp, the holding company of First State Bank of California, a $174 million commercial bank situated in Los Angeles County. First State Bank of California has 20 years of banking experience and provides a wide range of commercial, depository, and consumer banking services to its upscale customers. In the merger, The Company will acquire 100% of First State's common stock with an aggregate transaction value of approximately $26.6 million.

        Both of these transactions are subject to several conditions, including the approval by state and federal regulators, and in the case of First State Bancorp, the approval of its shareholders.

        The Company announced earlier in the second quarter that its wholly-owned subsidiary, Boston Private Bank, entered into an informal agreement with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act Program. The Company is currently in the process of making such improvements and is working closely with the regulatory agencies to address the issues raised in the informal agreement. The Company's regulators have indicated that substantial achievement of these improvements will be necessary prior to obtaining approvals for the pending acquisitions of DGHM and First State Bancorp. As a result, the completion of these acquisitions may be adversely impacted by the timely completion of the such improvements to satisfaction of the Company's regulators.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

  31.1—Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) /15(d)—14(a) under the Securities Exchange Act of 1934.

  31.2—Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) /15(d)—14(a) under the Securities Exchange Act of 1934.

  32.1—Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2—Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

  On April 24, 2003, the Company furnished a Current Report, dated April 16, 2003, on Form 8-K regarding its earnings press release for the fiscal quarter ended March 31, 2003.

  On May 2, 2003, the Company filed a Current Report, dated the same date, on Form 8-K regarding the Company's signing of a definitive agreement to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. of New York, NY.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc. (Registrant)
August 14, 2003	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
August 14, 2003	/s/ WALTER M. PRESSEY Walter M. Pressey President and Chief Financial Officer