Form 10-Q
period 2003-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2003-11-12
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on November 12, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003:

Common Stock—Par Value $1.00 (class)	22,866,090 shares (outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share data)
Assets:
Cash and due from banks	$60,019	$53,032
Federal funds sold and other short term investments	31,996	44,497

Cash and cash equivalents	92,015	97,529
Money market investments	200	35,200
Investment securities available for sale (cost of $416,105 and $280,054, respectively)	422,155	287,534
Loans held for sale	8,475	30,923
Loans receivable:
Commercial	782,288	676,189
Residential mortgage	636,964	544,166
Home equity and other consumer loans	79,412	81,371

Total loans	1,498,664	1,301,726
Less: allowance for loan losses	(19,275)	(17,050)

Net loans	1,479,389	1,284,676
Stock in the Federal Home Loan Bank	10,735	8,126
Premises and equipment, net	13,742	13,528
Goodwill	17,110	16,542
Intangible Assets	3,058	1,465
Fees receivable	10,340	6,880
Accrued interest receivable	8,665	7,658
Other assets	31,635	30,680

Total assets	$2,097,519	$1,820,741

Liabilities:
Deposits	$1,618,625	$1,400,333
FHLB borrowings	198,384	145,339
Securities sold under agreements to repurchase	55,857	73,050
Accrued interest payable	2,118	2,171
Other liabilities	40,358	32,466

Total liabilities	1,915,342	1,653,359

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 70,000,000 shares issued: 22,834,326 shares at September 30, 2003 and 22,548,591 shares at December 31, 2002	22,834	22,549
Additional paid-in capital	78,897	74,342
Amortization of unearned compensation	(591)	—
Retained earnings	77,271	65,725
Accumulated comprehensive income	3,766	4,766

Total stockholders' equity	182,177	167,382

Total liabilities and stockholders' equity	$2,097,519	$1,820,741

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$19,980	$20,368	$60,168	$58,792
Taxable investment securities	1,415	1,716	4,661	5,169
Non-taxable investment securities	1,268	911	3,175	2,687
FHLB stock dividends	88	72	227	196
Federal funds sold and other	188	206	573	437

Total interest and dividend income	22,939	23,273	68,804	67,281

Interest expense:
Deposits	3,628	4,916	11,919	14,174
FHLB borrowings	2,248	1,746	6,086	4,998
Securities sold under agreements to repurchase and other	172	246	590	642

Total interest expense	6,048	6,908	18,595	19,814

Net interest income	16,891	16,365	50,209	47,467
Provision for loan losses	786	630	2,335	1,865

Net interest income after provision for loan losses	16,105	15,735	47,874	45,602

Fees and other income:
Investment management and trust	13,013	9,132	34,249	28,891
Financial planning fees	1,825	1,455	5,128	4,501
Equity in earnings of partnerships	16	—	165	(18)
Deposit account service charges	234	207	693	613
Gain on sale of loans	1,119	655	2,703	1,536
Gain on sale of investment securities	395	617	1,915	1,180
Cash administration fees	157	216	533	630
Other	713	447	2,037	1,559

Total fees and other income	17,472	12,729	47,423	38,892

Operating expense:
Salaries and employee benefits	16,046	13,291	45,312	38,936
Occupancy and equipment	3,430	3,217	12,401	8,642
Professional services	1,807	932	3,960	2,668
Marketing and business development	894	644	2,748	2,378
Contract services and processing	416	358	1,269	1,071
Amortization of intangibles	64	39	151	49
Other	1,527	1,467	5,110	4,400

Total operating expense	24,184	19,948	70,951	58,144

Income before income taxes	9,393	8,516	24,346	26,350
Income tax expense	3,011	2,665	9,401	8,432

Net income	$6,382	$5,851	$14,945	$17,918

Per share data:
Basic earnings per share	$0.28	$0.26	$0.66	$0.80

Diluted earnings per share	$0.27	$0.25	$0.64	$0.77

Average common shares outstanding	22,767,187	22,448,821	22,681,789	22,377,786
Average diluted shares outstanding	23,843,064	23,347,728	23,503,281	23,399,331

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$22,241	$70,611	$—	$45,562	$1,217	$139,631
Net income	—	—	—	17,918	—	17,918
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	3,549	3,549

Total comprehensive income						21,467
Dividends paid to shareholders	—	—	—	(2,683)	—	(2,683)
Proceeds from issuance of 96,397 shares of common stock	96	605	—	—	—	701
Stock options exercised	142	2,394	—	—	—	2,536

Balance at September 30, 2002	$22,479	$73,610	$—	$60,797	$4,766	$161,652

Balance at December 31, 2002	$22,549	$74,342	$—	$65,725	$4,766	$167,382
Net income	—	—	—	14,945	—	14,945
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(1,000)	(1,000)

Total comprehensive income						13,945
Dividends paid to shareholders	—	—	—	(3,399)	—	(3,399)
Issuance of 63,878 shares of common stock	64	1,130	—	—	—	1,194
Issuance of 43,900 shares of incentive common stock	44	706	(750)	—	—	—
Amortization of unearned compensation	—	—	159	—	—	159
Stock options exercised	177	2,719	—	—	—	2,896

Balance at September 30, 2003	$22,834	$78,897	$(591)	$77,271	$3,766	$182,177

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$14,945	$17,918
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of fixed assets, intangible assets and unearned compensation	2,808	1,613
Amortization of investment premiums (discounts) and loan origination costs (fees)	(5,047)	—
Gain on sale of loans	(2,703)	(1,536)
Gain on sale of investment securities	(1,914)	(1,180)
Provision for loan losses	2,335	1,865
Distributed (undistributed) earnings of partnership investments	(9)	103
Loans originated for sale	(118,293)	(130,491)
Proceeds from sale of loans held for sale	143,443	132,027
(Increase) decrease in:
Fees receivable	(3,460)	559
Accrued interest receivable	(1,007)	(845)
Other assets	(536)	(4,086)
Increase (decrease) in:
Accrued interest payable	(53)	(503)
Other liabilities	5,578	(934)

Net cash provided (used) by operating activities	36,087	14,510

Cash flows from investing activities:
Net decrease (increase) in money market mutual fund	35,000	19,651
Investment securities available for sale:
Purchases	(306,067)	(154,431)
Sales	74,636	44,950
Maturities and principle payments	101,341	81,213
Net decrease (increase) in loans	(195,916)	(186,299)
Purchase of FHLB stock	(2,609)	(669)
Charge-offs net of recoveries	(110)	20
Cash and cash equivalents for acquisition	—	(752)
Capital expenditures	(2,711)	(5,039)

Net cash provided (used) by investing activities	(296,436)	(201,356)

Cash flows from financing activities:
Net increase (decrease) in deposits	218,292	202,469
Net increase (decrease) in repurchase agreements	(17,193)	28,009
Net increase (decrease) in federal funds purchased	—	(5,500)
FHLB advance proceeds	55,406	28,362
FHLB advance repayments	(2,361)	(20,556)
Dividends paid to stockholders	(3,399)	(2,683)
Proceeds from issuance of common stock	4,090	3,237

Net cash provided (used) by financing activities	254,835	233,338

Net increase (decrease) in cash and due from banks	(5,514)	46,492
Cash and cash equivalents at beginning of year	97,529	58,281

Cash and cash equivalents at end of period	$92,015	$104,773

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$12,601	$13,408
Cash paid during the period for income taxes	$9,507	$11,385

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

Incentive Plans

        The Company applied Auditing Practice Board ("APB") No. 25 in accounting for stock options which measures compensation cost for stock based compensation plans as the difference between the exercise price of the options granted and the fair market value of the Company's stock at the grant date. This generally does not result in any compensation charged to earnings. Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period. This is required by Statement of Financial Accounting Standards ("SFAS") No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants. The Company has adopted certain provisions of SFAS No. 148, which is an amendment to SFAS No. 123 and allows for alternative methods of adopting fair value based compensation on stock grant options.

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(In thousands, except per share data)
Net Income:
As reported	$6,382	$5,851	$14,945	$17,918
Stock based employee and director compensation expense, net of tax	584	483	1,824	2,102

Pro-forma	$5,798	$5,368	$13,121	$15,816

Basic earnings per share:
As reported	$0.28	$0.26	$0.66	$0.80
Pro-forma	$0.25	$0.24	$0.58	$0.71
Diluted earnings per share:
As reported	$0.27	$0.25	$0.64	$0.77
Pro-forma	$0.24	$0.23	$0.56	$0.68

(2) Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The EPS share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

        The following tables are a reconciliation of the numerators and denominators of basic and diluted eps computations:

	Three Months Ended September 30,			Three Months Ended September 30,
	2003			2002
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic Amounts
Net Income	$6,382	22,767	$0.28	$5,851	22,449	$0.26
Effect of Dilutive Securities
Stock Options	—	1,076	($0.01)	—	899	($0.01)

Diluted Amounts
Net Income	$6,382	23,843	$0.27	$5,851	23,348	$0.25

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic Amounts
Net Income	$14,945	22,682	$0.66	$17,918	22,378	$0.80
Effect of Dilutive Securities
Stock Options	—	821	($0.02)	—	1,021	($0.03)

Diluted Amounts
Net Income	$14,945	23,503	$0.64	$17,918	23,399	$0.77

(3) Business Segments

Management Reporting

        The Company has six reportable segments, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is an individual company with different clients, employees, systems, risks, and marketing strategies.

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2003 and 2002.

	For the Three Months Ended September 30, 2003
Income statement data	Boston Private Bank	Borel	Westfield	Sand Hill Advisors	BPVI	RINET	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$11,450	$5,386	$13	$(2)	$1	$—	$43	$—	$16,891
Fees and other income	4,735	1,079	7,682	1,016	1,279	1,791	13	(123)	17,472

Total revenues	16,185	6,465	7,695	1,014	1,280	1,791	56	(123)	34,363
Provision for loan losses	566	220	—	—	—	—	—	—	786
Operating expenses	10,891	3,372	4,731	609	1,048	1,434	2,222	(123)	24,184
Income taxes	1,341	1,036	1,240	170	95	149	(1,020)	—	3,011

Segment profits	$3,387	$1,837	$1,724	$235	$137	$208	$(1,146)	$—	$6,382

Segment Assets	$1,524,087	$537,213	$16,060	$15,696	$4,678	$3,290	$15,204	$(18,709)	$2,097,519

	For the Three Months Ended September 30, 2002
Income statement data	Boston Private Bank	Borel	Westfield	Sand Hill Advisors	BPVI	RINET	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$11,634	$4,709	$15	$4	$1	$(2)	$4	$—	$16,365
Fees and other income	3,889	1,062	4,224	997	1,107	1,452	(2)	—	12,729

Total revenues	15,523	5,771	4,239	1,001	1,108	1,450	2	—	29,094
Provision for loan losses	450	180	—	—	—	—	—	—	630
Operating expenses	9,103	2,850	2,899	897	799	1,254	2,146	—	19,948
Income taxes	1,746	971	560	43	123	80	(858)	—	2,665

Segment profits	$4,224	$1,770	$780	$61	$186	$116	$(1,286)	$—	$5,851

Segment Assets	$1,307,876	$424,111	$10,671	$14,716	$3,416	$2,477	$17,304	$(17,590)	$1,762,981

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the nine months ended September 30, 2003 and 2002.

	For the Nine Months Ended September 30, 2003
Income statement data	Boston Private Bank	Borel	Westfield	Sand Hill Advisors	BPVI	RINET	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$34,238	$15,805	$33	$(4)	$3	$—	$134	$—	$50,209
Fees and other income	13,759	3,432	19,193	2,867	3,270	5,012	32	(142)	47,423

Total revenues	47,997	19,237	19,226	2,863	3,273	5,012	166	(142)	97,632
Provision for loan losses	1,575	760	—	—	—	—	—	—	2,335
Operating expenses	30,068	10,095	12,193	2,728	2,742	4,169	9,098	(142)	70,951
Income taxes	6,487	2,972	2,942	56	219	352	(3,627)	—	9,401

Segment profits	$9,867	$5,410	$4,091	$79	$312	$491	$(5,305)	$—	$14,945

Segment Assets	$1,524,087	$537,213	$16,060	$15,696	$4,678	$3,290	$15,204	$(18,709)	$2,097,519

	For the Nine Months Ended September 30, 2002
Income statement data	Boston Private Bank	Borel	Westfield	Sand Hill Advisors	BPVI	RINET	BPFH	Inter-segment	Total
	(In thousands)
Revenues from customers
Net interest income	$33,871	$13,545	$33	$11	$5	$(11)	$13	$—	$47,467
Fees and other income	11,268	2,993	13,962	3,240	2,995	4,493	(59)	—	38,892

Total revenues	45,139	16,538	13,995	3,251	3,000	4,482	(46)	—	86,359
Provision for loan losses	1,325	540	—	—	—	—	—	—	1,865
Operating expenses	25,534	7,970	9,231	2,990	2,223	3,711	6,485	—	58,144
Income taxes	5,199	3,089	1,993	107	305	316	(2,577)	—	8,432

Segment profits	$13,081	$4,939	$2,771	$154	$472	$455	$(3,954)	$—	$17,918

Segment Assets	$1,307,876	$424,111	$10,671	$14,716	$3,416	$2,477	$17,304	$(17,590)	$1,762,981

(4) Excess of Cost over Net Assets Acquired (Goodwill) and Intangible Assets

      An analysis of the activity in goodwill and intangible assets:

	Identified Intangibles				Goodwill
	Total Identified Intangibles	Boston Private Bank Other Intangibles	Sand Hill Advisory Contracts	BPVI Advisory Contracts	Total Goodwill	Boston Private Bank	Sand Hill	BPVI
	(In thousands)
Balance at December 31, 2001	$159	$159	$—	$—	$17,048	$2,286	$14,449	$313
Adjust estimated deferred purchase price	—	—	—	—	(1,104)	—	(1,104)	—
Advisory business acquired	1,394	—	—	1,394	598	—	—	598
Amortization	(49)	(14)	—	(35)	—	—	—	—

Balance at September 30, 2002	$1,504	$145	$—	$1,359	$16,542	$2,286	$13,345	$911

Balance at December 31, 2002	$1,465	$141	$—	$1,324	$16,542	$2,286	$13,345	$911
Adjust estimated deferred purchase price	—	—	—	—	(180)	—	(180)	—
Advisory business acquired	1,744	—	756	988	748	—	324	424
Amortization	(151)	(14)	—	(137)	—	—	—	—

Balance at September 30, 2003	$3,058	$127	$756	$2,175	$17,110	$2,286	$13,489	$1,335

        Investment advisory contracts are being amortized on a straight-line basis over their estimated useful life of 10 years and other intangibles are being amortized over a 15 year life. The estimated annual amortization expense for the intangibles above for the next five years is $313,000 per year, an aggregate of $1.6 million over five years. The goodwill is expected to be deductible for tax purposes.

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

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of APB No. 51 ("FIN 46"). FIN 46 provides a new framework for identifying Variable Interest Entities ("VIEs") and determining where a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003. On October 9, 2003, the FASB deferred to the fourth quarter of 2003, the implementation date for FIN 46 as it applies to Variable Interest Entities that existed prior to February 1, 2003. The Company is currently evaluating the applicability of FIN 46.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended September 30, 2003

        The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay the Company's loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the Company's ability to achieve improvements in the Company's Bank Secrecy Act controls and procedures, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of the Company's banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading "Risk Factors and Factors Affecting Forward-Looking Statements." These forward-looking statements are made as of the date of this report and the Company does not intend or undertake to update any such forward-looking statement.

        References in this report on form 10Q to "we," "our," and "us" refer to the Company and its subsidiaries on a consolidated basis.

General

        Boston Private Financial Holdings, Inc. is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company, a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). In recent years, some substantial acquisitions have contributed to the Company's growth.

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

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the Company's most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

        Allowance for Loan Losses.    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see "Financial Condition—Allowance for Loan Losses."

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment.    For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates are used to determine the amount of goodwill and other intangible assets recognized. Goodwill and intangible assets are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. The estimated valuation requires estimates of future performance and is susceptible to changes in the capital market environment as well as changes that occur at the business segment.

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

Financial Condition

        Total Assets.    Total assets increased $276.8 million, or 15.2%, to $2.1 billion at September 30, 2003 from $1.8 billion at December 31, 2002. This increase was primarily funded by deposit growth, which was used to fund new commercial and residential loans, and to a lesser extent, to purchase additional investment securities.

        Investments.    Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, and stock in the Federal Home Loan Bank) increased $96.7 million or 22.6% to $525.1 million, or 25.0% of total assets, at September 30, 2003, from $428.4 million, or 23.5% of total assets, at December 31, 2002. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and the Company's liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2003 and December 31, 2002:

	Amortized Cost	Gains	Unrealized Losses	Market Value
	(in thousands)
At September 30, 2003
U.S. Government and agencies	$200,132	$2,788	$(83)	$202,837
Corporate bonds	16,434	97	(134)	16,397
Municipal bonds	198,624	3,493	(119)	201,998
Mortgage-backed securities	915	8	—	923

Total investments	$416,105	$6,386	$(336)	$422,155

At December 31, 2002
U.S. Government and agencies	$163,730	$4,390	$—	$168,120
Corporate bonds	15,887	280	(1)	16,166
Municipal bonds	99,068	2,815	(23)	101,860
Mortgage-backed securities	1,369	19	—	1,388

Total investments	$280,054	$7,504	$(24)	$287,534

        Loans held for sale.    Loans held for sale decreased $22.4 million, or 72.6%, during the first nine months of 2003 to $8.5 million from $30.9 million. This decrease is due to a shift in the demand to variable rate loans, which the Company keeps for its portfolio, from fixed rate loans, which the Company sells.

        Loans.    Total portfolio loans increased $196.9 million, or 15.1%, during the first nine months of 2003 to $1.5 billion, or 71.4% of total assets, at September 30, 2003, from $1.3 billion, or 71.5% of total assets, at December 31, 2002. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the demand for financing in this low interest rate environment. During the first six months of the year, the demand for fixed rate loans, which the Company sells, outpaced variable rate loans which the Company keeps on its balance sheet. As the yield curve steepened this part quarter, there was a shift to variable rate loans which the company typically keeps on its balance sheet. The commercial loan portfolio increased $106.1 million, or 15.7%, and Residential mortgage loans increased $92.8 million, or 17.0%.

        Risk Elements.    Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $17,000 during the first nine months of 2003 to $1.1 million, or 0.05% of total assets, at September 30, 2003, from $1.0 million, or 0.06% of total assets, at December 31, 2002.

The Company continues to evaluate the underlying collateral and value of each of the Company's non-performing assets and pursue the collection of all amounts due.

        At September 30, 2003, loans with an aggregate balance of $4.7 million, or 0.31% of total loans, were 30 to 89 days past due, an increase of $700,000, as compared to $4.0 million, or 0.31% of total loans, as of December 31, 2002. Although these loans are generally secured, the Company's success in keeping these borrowers current varies from month to month. It is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed for these loans.

        The Company discontinues the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. At September 30, 2003, loans with an aggregate balance of $1.1 million, or 0.07% of total loans, were 90 days past due.

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

        The following table is an analysis of the Company's allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Ending gross loans	$1,498,664	$1,263,286	$1,498,664	$1,263,286
Allowance for loan losses, beginning of period	$18,488	$15,732	$17,050	$14,521
Provision for loan losses	786	630	2,335	1,865
Charge offs	—	(13)	(112)	(40)
Recoveries	1	17	2	20

Allowance for loan losses, end of period	$19,275	$16,366	$19,275	$16,366

Allowance for loan losses to ending gross loans	1.29%	1.30%	1.29%	1.30%

        Deposits.    The Company experienced an increase in total deposits of $218.3 million, or 15.6%, during the first nine months of 2003, to $1.6 billion, or 77.2% of total assets, at September 30, 2003, from $1.4 billion, or 76.9% of total assets, at December 31, 2002. This increase was due to higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first nine months of 2003. The following table shows the composition of the Company's deposits at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits	$274,062	16.9%	$242,453	17.3%
NOW	186,468	11.6	207,693	14.8
Savings	24,110	1.5	24,071	1.7
Money Market	872,807	53.9	675,105	48.2
Certificates of deposit under $100,000	84,390	5.2	81,829	5.9
Certificates of deposit $100,000 or greater	176,788	10.9	169,182	12.1

Total	$1,618,625	100.0%	$1,400,333	100.0%

        Borrowings.    Total borrowings (consisting of federal funds purchased, Federal Home Loan Bank ("FHLB") borrowings, and securities sold under agreements to repurchase ("repurchase agreements")) increased $35.9 million, or 16.4%, during the first nine months of 2003 to $254.2 million from $218.4 million at December 31, 2002. To better manage interest rate risk and to help protect the Company's net interest margin, the Company utilizes fixed rate FHLB borrowings to fund a portion of fixed rate assets.

        Liquidity.    Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of investment management fees, financial planning fees, deposit inflows, loan repayments, borrowed funds, and cash flows from investment securities. These sources fund the Company's lending and investment activities. In addition, the Holding Company established a line of credit facility for $24 million in October 2003. Borrowing under the facility would carry an interest rate slightly below prime. The Company and its bank subsidiaries are required to maintain specified minimum capital requirements, loan ratios, etc. as stipulated in the credit agreement.

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2003, cash, federal funds sold and other short term investments, money market investments and securities available for sale amounted to $514.4 million, or 24.5% of total assets of the Company, as compared to $420.3 million, or 23.1% of total assets, at December 31, 2002.

        Boston Private Financial Holdings' (the "Holding Company") primary sources of funds are dividends from the Company's subsidiaries, issuance of its common stock and borrowings. The condensed balance sheet, statement of operations and statement of cash flows for the Holding Company are included in the footnotes of the Annual Report. The Company believes that it has adequate liquidity to meet its commitments for the foreseeable future other than the financing necessary to complete the proposed acquisitions of Dalton, Greiner, Hartman, Maher & Co and First State Bancorp (see Item 5—other information). The Holding Company anticipates financing these acquisitions in part through the issuance of debt or equity securities or a combination thereof. In addition, a $24 million line of credit facility was put in place in October 2003. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company's non bank subsidiaries generally have adequate capital to meet their recurring operating commitments for the foreseeable future. However, the Holding Company may provide funds for acquisitions and leasehold improvements acquired by the subsidiaries. The bank subsidiaries are both well capitalized and have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Annual Report on Form 10-K.

        Capital Resources.    The Company's stockholders' equity at September 30, 2003 was $182.2 million, or 8.7% of total assets, compared to $167.4 million, or 9.2% of total assets, at December 31, 2002. The dollar increase was the result of the Company's net income for the first nine months of 2003 of $14.9 million combined with the $4.3 million of proceeds from options exercised and common stock issued reduced by dividends paid to shareholders of $3.4 million and the reduction of $1.0 million in accumulated other comprehensive income.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on its financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank and Borel must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's and Borel's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items. The Company and its bank affiliates intend to manage their capital accounts with the objective of at least meeting the requirements to be considered "well capitalized" under all regulatory capital requirements.

        The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2003 and December 31, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2003:
Total risk-based capital
Company	$176,030	12.35%	$114,040	> 8.0%	$142,550	> 10.0%
Boston Private Bank	109,218	11.28	77,456	8.0	96,820	10.0
Borel	46,850	10.67	35,123	8.0	43,904	10.0
Tier I risk-based
Company	158,193	11.10	57,020	4.0	85,530	6.0
Boston Private Bank	97,100	10.03	38,728	4.0	58,092	6.0
Borel	41,357	9.42	17,562	4.0	26,342	6.0
Tier I leverage capital
Company	158,193	7.64	82,833	4.0	103,541	5.0
Boston Private Bank	97,100	6.39	60,821	4.0	76,026	5.0
Borel	41,357	7.72	21,438	4.0	26,797	5.0
As of December 31, 2002:
Total risk-based capital
Company	$160,178	12.95%	$98,989	> 8.0%	$123,736	> 10.0%
Boston Private Bank	97,395	11.36	68,607	8.0	85,759	10.0
Borel	41,558	11.35	29,283	8.0	36,604	10.0
Tier I risk-based
Company	144,642	11.69	49,495	4.0	74,242	6.0
Boston Private Bank	86,661	10.11	34,303	4.0	51,455	6.0
Borel	36,975	10.10	14,642	4.0	21,962	6.0
Tier I leverage capital
Company	144,692	8.16	70,946	4.0	88,683	5.0
Boston Private Bank	86,661	6.61	52,408	4.0	65,509	5.0
Borel	36,975	8.20	18,041	4.0	22,552	5.0

Results of Operations for the Three Months Ended September 30, 2003

        Net Income.    The Company recorded net income of $6.4 million, or $0.27 per diluted share, for the quarter ended September 30, 2003 compared to $5.9 million, or $0.25 per diluted share, for the quarter ended September 30, 2002. This represented a 9.1% increase in net income and an 8.0% increase in earnings per share.

        Net Interest Income.    For the quarter ended September 30, 2003, net interest income was $17.6 million, an increase of $0.8 million, or 4.7%, over the same period in 2002 on a fully taxable equivalent basis. This increase was attributable to organic growth of deposits and loans, partially offset by the effects of margin compression. The Company's net interest margin was 3.53% for the third quarter of 2003, a decrease of 53 basis points compared to the same period last year.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
Earning assets:
Cash and Investments(1)	$508,703	$3,636	2.84%	$374,359	$3,372	3.58%
Loans(2)
Commercial (1)	769,573	11,271	5.77%	604,369	10,215	6.61%
Residential mortgage	623,344	7,743	4.97%	576,678	8,871	6.15%
Home equity and other	77,394	1,018	5.23%	82,902	1,282	6.05%

Total loans	1,470,311	20,032	5.40%	1,263,949	20,368	6.37%
Total earning assets	1,979,014	23,668	4.74%	1,638,308	23,740	5.73%
Interest bearing liabilities:
Deposits	$1,342,867	$3,628	1.07%	$1,134,409	$4,916	1.72%
Borrowed funds	260,639	2,420	3.71%	200,430	1,992	3.94%

Total interest-bearing liabilities	1,603,506	6,048	1.50%	1,334,839	6,908	2.05%

Net Interest Income (taxable equivalent basis)		17,620			16,832
Less: Tax equivalent adjustment		(729)			(467)

Net Interest Income		$16,891			$16,365

Interest rate spread			3.24%			3.68%
Net interest margin			3.53%			4.06%

(1)
Interest income on non-taxable investments and commercial loans is presented on a fully taxable-equivalent basis using the federal statutory rate.

(2)
Includes loans held for sale.

        Interest Income.    During the third quarter of 2003, interest income was $23.7 million, a decrease of $72,000, or 0.3%, compared to $23.7 million for the same period in 2002 on a fully taxable equivalent basis. Interest income on commercial loans increased 10.3% to $11.3 million for the quarter ended September 30, 2003, compared to $10.2 million for the same period in 2002. Interest income from residential mortgage loans decreased 12.7% to $7.7 million for the third quarter of 2003, compared to $8.9 million for the same period in 2002, and interest on home equity and other loans decreased 20.6% to $1.0 million for the third quarter of 2003, compared to $1.3 million for the same period in 2002. The average balance of commercial loans increased 27.3% and the average rate decreased 12.7%, or 84 basis points, to 5.77% for the quarter ended September 30, 2003. The average balance of residential mortgage loans increased 8.1%, and the average rate decreased 19.2%, or 118 basis points, to 4.97% for the same period. The average balance of home equity and other consumer loans decreased 6.6% and the average rate decreased 13.6%, or 82 basis points, to 5.23%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLB of Boston) increased $264,000, or 7.8%, to $3.6 million for the quarter ended September 30, 2003, compared to $3.4 million for the same period in 2002. This increase was primarily attributable to an increase in the average balance of $134.3 million, or 35.9%, offset by a decrease in the average yield on investments of 74 basis points, or 20.7%, to 2.84% for the quarter ended September 30, 2003.

        Interest Expense.    During the third quarter of 2003, interest expense was $6.0 million, a decrease of $860,000, or 12.5%, compared to $6.9 million for the same period in 2002. This decrease in interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 55 basis points, or 26.8%, to 1.50% for the quarter ended September 30, 2003. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $268.7 million, or 20.1%, between the two periods.

        Provision for Loan Losses.    The provision for loan losses was $786,000 for the quarter ended September 30, 2003, compared to $630,000 for the same period in 2002. These provisions reflect continued loan growth and excellent credit quality. The Company evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Recoveries were $1,000 during the third quarter of 2003, compared to $4,000 for the same period in 2002. Also see discussion under "Financial Condition—Allowance for Loan Losses." Recoveries were $1,000 during the third quarter of 2003, compared to $4,000 for the same period in 2002.

        Fees and Other Income.    Fees and other income increased $4.7 million, or 37.3%, to $17.5 million for the three-month period ending September 30, 2003, compared to $12.7 million for the same period in 2002. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $3.9 million, or 42.5%, to $13.0 million for the third quarter of 2003, compared to $9.2 million for the same period in 2002. This increase is primarily attributable to increases in assets under management. Total assets under management increased $3.4 billion, or 56.7%, to $9.4 billion as of September 30, 2003 compared to $6.0 billion as of September 30, 2002. In the past twelve months, the Company has seen an increase in assets under management of $1.4 billion due to market appreciation, an increase of $1.8 billion contributed by new and existing clients and an increase of $212 million from assets acquired.

        Financial planning fees increased $370,000, or 25.4%, to $1.8 million for the third quarter of 2003, compared to $1.5 million for the same period in 2002. This increase was mostly due to new business and special projects.

        Gain on sale of investment securities decreased $222,000 to $395,000 for the third quarter of 2003 compared to $617,000 for the third quarter of 2002. The amount of securities gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $464,000, or 70.8% to $1.1 million for the third quarter of 2003 compared to $655,000 for the third quarter of 2002. In the third quarter of 2003, there were $124 million of loans sold on the secondary market compared to $33 million for the same period in 2002

        Cash administration fees, which consist primarily of cash management fees and liquid asset management fees, were $157,000 for the third quarter ended September 30, 2003 compared to $216,000 for the third quarter of 2002. These fees have decreased due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees, increased $266,000, or 59.5%, to $713,000 for the third quarter of 2003. The majority of this increase was attributable to fees earned on commercial loans.

        Operating Expense.    Total operating expense for the third quarter of 2003 increased $4.2 million, or 21.2%, to $24.2 million compared to $19.9 million for the same period in 2002. This increase was attributable to the Company's continued growth and expansion. The Company experienced a 19.0% increase in total balance sheet assets and a 9.0% increase in the number of employees from September 30, 2002 to September 30, 2003.

        Salaries and benefits, the largest component of operating expense, increased $2.8 million, or 20.7%, to $16.0 million for the quarter ended September 30, 2003, from $13.3 million for the same period in 2002. This increase was due to the increased number of employees, normal salary increases, and increases in variable compensation, which are related to business performance and profits. In addition, accrued bonuses of $300,000 related to prior periods were reversed in the quarter as management determined they would not be paid.

        Occupancy and equipment expense increased $213,000, or 6.6%, to $3.4 million for the third quarter of 2003 compared to $3.2 million for the same period last year. The increase was primarily attributable to new offices for the Company's private banking business.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $875,000, or 93.9%, to $1.8 million for the third quarter 2003. The largest component of this increase is investments to enhance the Company's Bank Secrecy Act Program.

        Marketing and business development increased $250,000, or 38.8%, to $894,000 for the third quarter of 2003 as a result of increases in both business development and image advertising.

        Contract services and processing, which are the costs associated for custody and data processing, increased $58,000, or 16.2%, to $416,000 from the third quarter in 2002. This increase is primarily a result of increased data processing costs associated with higher volumes of both loans and deposits.

        Amortization of intangibles was $64,000 for the third quarter of 2003, an increase of $25,000 from the third quarter of 2002. This increase was attributable to the amortization of the advisory contracts associated with acquisitions by BPVI.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $60,000, or 4.0%, to $1.5 million. This increase was primarily due to increased business volumes and insurance expenses.

        Income Tax Expense.    The Company recorded income tax expense of $3.0 million for the third quarter of 2003 as compared to $2.7 million for the same period last year. The effective tax rate was 32.1% for the third quarter of 2003, compared to 31.3% for the same period in 2002. The increase in the Company's effective tax rate is a result of the new legislation disallowing the deduction for dividends received from a real estate investment trust subsidiary offset by increased tax exempt interest income.

Results of Operations for the Nine Months Ended September 30, 2003

        Net Income.    The Company recorded net income of $14.9 million, or $0.64 per diluted share, for the nine months ended September 30, 2003, which includes costs of approximately $0.06 per share related to the enactment of a retroactive Massachusetts tax increase and a reduction of $0.07 per share for lease abandonment costs. Net income, excluding both of these special items, would have been $17.9 million, or $0.77 per share, consistent with the nine months ended September 30, 2002.

        REIT Tax Charge.    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with the cost attributable to 1999-2002 of this agreement the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the additional state taxes and interest, net of deferred and federal tax savings

        Lease Abandonment.    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense of approximately $1.5 million or $0.07 per share.

        The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjust net income and earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs which management believes are outside the Company's core operational results. The Company believes presentation of these adjusted earnings enhances an overall understanding of its historical financial performance and future prospects because management believes they are an indication of the performance of its base business. Management uses these non-GAAP measures as a basis for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes they can be useful to investors. The presentation of this additional information should not be considered in isolation nor as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	Nine Months Ended September 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
	(in thousands except per share data)
Revenues	$97,632	$—	$—	$97,632
Provision for Loan Losses	2,335	—	—	2,335
Expenses	70,951	(244)	(2,375)	68,332

Pre-Tax Income	24,346	244	2,375	26,965
Income Taxes	9,401	(1,194)	831	9,038

Net Income	$14,945	$1,438	$1,544	$17,927

Diluted Earnings per share	$0.64	$0.06	$0.07	$0.77

        Net Interest Income.    For the nine months ended September 30, 2003, net interest income was $52.0 million, an increase of $3.2 million, or 6.5%, over the same period in 2002 on a fully taxable equivalent basis. This increase was due to increases in average balances of both interest earning assets and liabilities offset by the effects of margin compression. The Company's net interest margin was 3.67% for the nine months ended 2003, a decrease of 54 basis points compared to the same period last year.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
Earning assets:
Cash and Investments(1)	$472,445	$10,332	2.91%	$340,981	$9,863	3.86%
Loans(2)
Commercial(1)	740,905	33,683	6.02%	571,560	29,378	6.78%
Residential mortgage	587,879	23,310	5.28%	541,839	25,736	6.34%
Home equity and other	78,115	3,278	5.42%	79,357	3,678	6.11%

Total loans	1,406,899	60,271	5.69%	1,192,756	58,792	6.53%
Total earning assets	1,879,344	70,603	4.99%	1,533,737	68,655	5.94%
Interest bearing liabilities:
Deposits	$1,287,624	$11,919	1.23%	$1,061,003	$14,174	1.79%
Borrowed funds	242,848	6,676	3.70%	184,966	5,640	4.08%

Total interest-bearing liabilities	1,530,472	18,595	1.62%	1,245,969	19,814	2.13%

Net Interest Income (taxable equivalent basis)		52,008			48,841
Less: Tax equivalent adjustment		(1,799)			(1,374)

Net Interest Income		$50,209			$47,467

Interest rate spread			3.37%			3.81%
Net interest margin			3.67%			4.21%

(1)
Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate.

(2)
Includes loans held for sale.

        Interest Income.    During the first nine months of 2003, interest income was $70.6 million, an increase of $1.9 million, or 2.8%, compared to $68.7 million for the same period in 2002 on a fully taxable equivalent basis. Interest income on commercial loans increased 14.7% to $33.7 million for the nine months ended September 30, 2003, compared to $29.4 million for the same period in 2002. Interest income from residential mortgage loans decreased 9.4% to $23.3 million for the first nine months of 2003, compared to $25.7 million for the same period in 2002, and interest on home equity and other loans decreased 10.9% to $3.3 million for the first nine months of 2003, compared to $3.7 million for the same period in 2002. The average balance of commercial loans increased 29.6% and the average rate decreased 11.2%, or 76 basis points, to 6.02% for the nine months ended September 30, 2003. The average balance of residential mortgage loans increased 8.5%, and the average rate decreased 16.7%, or 106 basis points to 5.28% for the same period. The average balance of home equity and other loans decreased 1.6% and the average rate decreased 11.3% or 69 basis points, to 5.42%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and FHLB stock dividends) increased $469,000, or 4.8% to $10.3 million for the nine months ended September 30, 2003, compared to $9.9 million for the same period in 2002. This increase was primarily attributable to the increase in the average balance of

$131.5 million, or 38.6%, partially offset by a decrease in the average yield on investments of 95 basis points, or 24.6%, to 2.91% for the nine months ended September 30, 2003.

        Interest Expense.    During the first nine months of 2003, interest expense was $18.6 million, a decrease of $1.2 million, or 6.2%, compared to $19.8 million for the same period in 2002. This decrease in its interest expense was the result of a decrease in the average cost of interest-bearing liabilities of 51 basis points, or 23.9%, to 1.62% for the nine months ended September 30, 2003, partially offset by an increase in the average balance of $284.5 million, or 22.8%.

        Provision for Loan Losses.    The provision for loan losses was $2.3 million for the nine months ended September 30, 2003, compared to $1.9 million for the same period in 2002. These provisions reflect continued loan growth and excellent credit quality. The Company evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs net of recoveries were $110,000 during the first nine months of 2003, compared to $20,000 for the same period in 2002. Also see discussion under "Financial Condition—Allowance for Loan Losses."

        Fees and Other Income.    Fees and other income increased $8.5 million, or 21.9%, to $47.4 million for the nine month period ending September 30, 2003, compared to $38.9 million for the same period in 2002. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $5.4 million, or 18.5%, to $34.2 million for the first nine months of 2003, compared to $28.9 million for the same period in 2002. This increase is attributable to increases in assets under management.

        Financial planning fees increased $627,000, or 13.9%, to $5.1 million for the first nine months of 2003, compared to $4.5 million for the same period in 2002. RINET had strong new business in the first nine months of this year as well as a number of special projects that accounted for the majority of the increase.

        Gain on sale of investment securities increased $735,000 to $1.9 million for the first nine months of 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the banks' balance sheets. Gain on sale of loans increased $1.2 million, or 75.9%, to $2.7 million for the first nine months of 2003 compared to $1.5 million for the same period in 2002. In the first nine months of 2003, there were $295 million loans sold on the secondary market compared to $120 million for the same period in 2002.

        Cash administrative fees, which consists of cash management fees and liquid asset management fees, were $533,000 for the nine months ended 2003 compared to $630,000 for the same period in 2002. These fees have decreased, in part, due to clients choosing to keep their assets in deposits rather than other cash management products. Other fee income, which consists primarily of loan fees and banking fees increased $478,000 to $2.0 million for the first nine months of 2003. The majority of this increase was attributable to fees earned on commercial loans.

        Operating Expense.    Total operating expense for the first nine months of 2003 was $71.0 million. For the first nine months of 2003, operating expenses include a reserve for $244,000 for interest associated with the retroactive Massachusetts Tax increase and lease abandonment costs of $2.4 million. Excluding both of these special items operating expenses would have been $68.3 million an increase of $10.2 million, or 17.5%, compared to $58.1 million for the same period in 2002. This increase is due to the Company's continued growth and expansion. The Company experienced a 19.0% increase in total balance sheet assets and a 9.0% increase in the number of employees from September 30, 2002 to September 30, 2003.

        Salaries and benefits, the largest component of operating expense, increased $6.4 million, or 16.4%, to $45.3 million for the nine months ended September 30, 2003, from $38.9 million for the same period in 2002. This increase was due to a 9.0% increase in the number of employees, a higher level of employee incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expenses were $12.4 million for the first nine months of 2003. Excluding the lease abandonment costs of $2.4 million, occupancy and equipment expenses would have been $10.0 million, a $1.4 million, or 16.0% increase compared to the same period in 2002. The increase was primarily attributable to new offices for the Company's private banking business as well as continued investments in technology.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.3 million, or 48.4%, to 4.0 million. The largest component of this increase is investments to enhance the Company's Bank Secrecy Act Program.

        Marketing and business development increased $370,000, or 15.5%, to $2.7 million for the first nine of 2003 as a result of increases in both image advertising and business development.

        Contract services and processing, which are the costs associated for custody and data processing, increased $197,000, for the nine months ended September 30, 2003, or 18.4%, to $1.3 million. This increase is due to higher assets under management as well as increased data processing costs associated with higher volumes of both loans and deposits.

        Amortization of intangibles increased $102,000 to $151,000 for the first nine months of 2003. This increase is attributable to the amortization of the advisory contracts associated with the acquisitions by BPVI.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, imputed interest on deferred acquisition payments and other miscellaneous business expenses. These expenses were $5.1 million for the first nine months of 2003. For the first nine months of 2003, other expenses include a reserve for $244,000 for interest associated with the retroactive Massachusetts Tax increase. Excluding these expenses, other expenses would have been $4.9 million, an increase of $466,000 from the same period in 2002. This increase is primarily due to increased business volumes, and insurance expenses.

        Income Tax Expense.    The Company recorded income tax expense of $9.4 million for the first nine months of 2003 as compared to $8.4 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $8.2 million. The effective tax rate was 33.4% for the first nine months of 2003 excluding the charge for the retroactive tax increase. The effective tax rate for 2002 was 32.0%.

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

The Company's need to enhance its Bank Secrecy Act controls and procedures may adversely impact its pending acquisitions and negatively impact its earnings due to increased compliance costs.

        In June 2003, Boston Private Bank entered into an informal agreement with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act controls and procedures. Boston Private Bank is currently in the process of making such improvements and is working closely with the regulatory agencies to address the issues raised in the informal agreement. Any material or willful failure to comply in a timely manner with the requirements of this agreement could result in fines, penalties or other forms of regulatory enforcement action. The Company's regulators have indicated that substantial achievement of these improvements will be necessary prior to obtaining approvals for the pending acquisitions of Dalton, Greiner, Hartman, Maher & Co. ("DGHM"), First State Bancorp ("First State") and Bingham Osborn & Scarborough, LLC ("BOS"). As a result, the completion of these acquisitions may be adversely impacted by the untimely completion of such improvements to the satisfaction of the Company's regulators. Additionally, the implementation of such improvements has required the Company to hire more employees, make investments in the Company's business and hire third parties to assist, implement and test such controls. As a result, the implementation of such improvements will likely lead to higher expenses, both one-time and ongoing, which may negatively impact the Company's earnings in future periods.

The Company may not consummate its pending acquisitions on acceptable terms.

        The DGHM, First State and BOS acquisitions are subject to various conditions, including receipt of required regulatory approvals and financing, and the Company cannot assure you that any of these pending acquisitions will be completed on the terms described in this report or at all. Also, the Company cannot assure you that additional suitable acquisition opportunities can be identified, financed and consummated on acceptable terms or that the DGHM, First State and BOS acquisitions or other future acquisitions, if completed, will be successful.

In connection with its pending acquisitions and to the extent that the Company acquires other companies in the future, its business may be negatively impacted by certain risks inherent with such acquisitions.

        The Company has in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies, such as its pending acquisitions of DGHM, First State and BOS. To the extent that the Company acquires DGHM, First State, BOS or other companies in the future, its business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

  •
  the risk that the Company will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

  •
  the risk that the Company may lose key clients as a result of the change of ownership;

  •
  the risk that the acquired business will not perform in accordance with its expectations;

  •
  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of its banking or investment management businesses, particularly to the extent the Company is entering new geographic markets;

  •
  the risk that the Company will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by its growth;

  •
  the risk that management will divert its attention from other aspects of its business;

  •
  the risk that the Company may lose key employees of the acquired business;

  •
  the risk that unanticipated costs relating to potential acquisitions could reduce its earnings per share;

  •
  the risk associated with entering into geographic and product markets in which the Company has limited or no direct prior experience; and

  •
  the risk that the Company may assume potential liabilities of the acquired company as a result of the acquisition.

        As a result of these risks, any given acquisition, if and when consummated, may adversely affect its results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of its stock and may involve the payment of a premium over book and market values, existing shareholders may well experience dilution in connection with any acquisition, including its acquisitions of DGHM, First State and BOS.

Attractive acquisition opportunities may not be available to the Company in the future.

        The Company will continue to consider the acquisition of other businesses. However, the Company may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. The Company expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire compatible businesses. This competition could increase prices for acquisitions that the Company would likely pursue, and its competitors may have greater resources than it does. Also, acquisitions of regulated business such as banks are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests.

If the Company is required to write down goodwill and other intangible assets, its financial condition and results would be negatively affected.

        When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At September 30, 2003, its goodwill and other identifiable intangible assets were approximately $20.2 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge is necessary for this fiscal year. The Company cannot assure you that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its stockholders' equity and financial results.

The Company may not be able to attract and retain banking customers at current levels.

        Competition in the local banking industry coupled with its relatively small size may limit the ability of its banking subsidiaries, the Banks, to attract and retain banking customers. The Banks face competition from the following:

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

The Company may not be able to attract and retain investment management clients at current levels.

        Due to the intense local competition, and the relatively short history and limited record of performance in the investment management business, Boston Private Bank and its investment management subsidiaries, Westfield, Sand Hill, BPVI and RINET, may not be able to attract and retain investment management clients at current levels.

        In the investment management industry, the Company competes primarily with the following:

  •
  commercial banks and trust companies;

  •
  mutual fund companies;

  •
  investment advisory firms;

  •
  stock brokerage firms;

  •
  law firms; and

  •
  other financial services companies.

        Competition is especially keen in its geographic market area, because there are numerous well-established and successful investment management firms in Boston and in Northern California. Many of its competitors have greater resources than the Company has.

        Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If the Company is not successful, its results from operations and financial position may be negatively impacted.

        For the quarter ended September 30, 2003, approximately 37.9% of the Company's revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of the Company's clients may withdraw funds from accounts under management generally in their sole discretion.

        Moreover, Westfield receives some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues and earnings from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions. During the past three years, the performance fees earned by Westfield have not been material. Westfield, Sand Hill, BVPI and RINET are the Company's major investment management subsidiaries, and their financial performance is a significant factor in its overall results of operations and financial condition.

The Company's investment management business is highly dependent on people to produce investment returns and to solicit and retain clients.

        The Company relies on its investment managers to produce investment returns. The Company believes that investment performance is one of the most important factors for the growth of its assets under management. Poor investment performance could impair its revenues and growth because:

  •
  existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

  •
  the Company's ability to attract funds from existing and new clients might diminish.

        The market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, the Company's individual investment managers often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client's trust in that individual manager. The loss of a key investment manager could jeopardize the Company's relationships with its clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on the Company's results of operations and financial condition.

        In addition to the loss of key investment managers, the Company's investment management business is dependent on the integrity of its asset managers and its employees. If an asset manager or employee were to misappropriate any client funds, the reputation of the Company's asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on its results of operations and financial condition.

Defaults in the repayment of loans may negatively impact the Company's business.

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

        The Banks' respective management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, the value of the underlying collateral and the level of its non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks will incur additional expenses.

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

A downturn in local economies or real estate markets could negatively impact the Company's banking business.

        A downturn in the local economies or real estate markets could negatively impact the Company's banking business. The Banks serve primarily individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, as well as clients located in Northern California. The ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas. Furthermore, current negative economic trends (including the recession), increased unemployment in Northern California and New England, as well as ongoing economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon and the United States' war on terrorism will likely continue to negatively impact businesses in Northern California and New England. While the Company is currently uncertain as to the long-term effects of these events, they could adversely affect general economic conditions, consumer confidence and the market liquidity, or result in changes in interest rates, any of which may have a negative impact on the banking business of the Banks. The Banks' commercial loans are generally concentrated in the following customer groups:

  •
  real estate developers and investors;

  •
  financial service providers;

  •
  technology companies;

  •
  manufacturing and communications companies;

  •
  professional service providers;

  •
  general commercial and industrial companies; and

  •
  individuals.

        The Banks' commercial loans, with limited exceptions, are secured by either real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of the Banks' residential mortgage and home equity loans are secured by residential property in eastern Massachusetts and Northern California. Consequently, the Banks' ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of the Banks' borrowers to repay their loans and affect the value of the collateral securing these loans.

Environmental liability associated with commercial lending could result in losses.

        In the course of business, the Banks may acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the respective Bank, might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse affect on its business, financial condition and operating results.

Fluctuations in interest rates may negatively impact the Company's banking business.

        Fluctuations in interest rates may negatively impact the business of the Banks. The Banks' main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond the Company's control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Banks' net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Banks' net interest income as the difference between interest income and interest expense decreases. As a result, the Banks have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, the Company cannot assure you that a decrease in interest rates will not negatively impact its results from operations or financial position.

        An increase in interest rates could also have a negative impact on the Banks' results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Banks' allowances for loan losses.

The Company's cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

        The Company's cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Banks have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Banks have had a higher percentage of their time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Banks decrease relative to their overall banking operations, the Banks may have to rely more heavily on borrowings as a source of funds in the future.

The Company's investment management business may be negatively impacted by changes in economic and market conditions.

        The Company's investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the Company's control. The Company cannot assure you that broad market performance will be favorable in the future. In particular, the financial and securities markets have experienced a significant downturn since March 2000. This decline has impacted the Company's investment management business, reducing both management and performance fees. The terrorist attacks that took place in the United States on September 11, 2001, and subsequent military and terrorist activities, have caused additional economic and political uncertainties. These activities, the national and global efforts to combat terrorism, military activities in Afghanistan and Iraq, other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on the Company in ways that it is necessarily unable to predict. The world financial and securities markets will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in the Company's performance and may adversely affect the assets that the Company manages.

        In addition, Westfield's, Sand Hill's, BPVI's and a portion of RINET's management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market value of securities, fluctuations in securities prices may have a material adverse effect on the Company's results of operations and financial condition.

The Company's investment management business is highly regulated which could limit or restrict its activities and impose fines or suspensions on the conduct of its business.

        The Company's investment management business is highly regulated, primarily at the federal level. The failure of any of the Company's subsidiaries that provide investment management services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiary's registration as an investment adviser.

        Westfield, Sand Hill, RINET, BPVI and Coldstream Capital are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and Sand Hill act as sub-advisers to mutual funds which are registered under the 1940 Act and are subject to that act's provisions and regulations.

        The Company is also subject to the provisions and regulations of ERISA, to the extent the Company acts as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days' notice.

        The Company does not directly manage investments for clients, do not directly provide any investment management services and, therefore, are not a registered investment adviser. Boston Private Bank and Borel are exempt from the regulatory requirements of the Investment Advisors Act, but are subject to extensive regulation by the FDIC, the Massachusetts Commissioner of Banks, and the California Department of Financial Institutions (the "DFI").

The Company's banking business is highly regulated which could limit or restrict its activities and impose financial requirements or limitations on the conduct of its business.

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. The Company is subject to the BHCA and to regulation and supervision by the Federal Reserve Board. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel, as a California banking corporation, is subject to regulation by the DFI and the FDIC.

        Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the DFI and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which the Company and the Banks may conduct business and obtain financing.

        Furthermore, the Company's banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates the Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which they offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including the Banks.

Changes in the tax treatment of the Company's real estate investments trusts will increase its effective tax rate and adversely affect earnings.

        In 2003, Massachusetts changed its tax laws regarding the treatment of real estate investment trusts, or REITs. These changes eliminated the 95% dividends received deduction for dividends paid to the Company by its REIT for state tax purposes prospectively and retroactively for the tax years 2002, 2001, and 2000. The Company has reflected the cost of these changes in its 2003 financial statements and its Massachusetts effective tax rate has increased due to the loss of these deductions. The Company also owns a California REIT. The Company cannot assure you that California will not change its tax laws to eliminate the dividends received deduction, which could adversely impact the continued effectiveness of its Massachusetts and California REITs. If California makes such a change, the Company's future California effective tax rate would be higher. The Company will continue to monitor legislative developments in California regarding the dividends received deduction for REITs and will evaluate the continued effectiveness of its REITs based on these developments and other business considerations.

Adverse developments in the Company's litigation could negatively impact its business.

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

The Company is subject to regulatory capital adequacy guidelines, and if it fails to meet these guidelines its financial condition would be adversely affected.

        Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and its subsidiary banks must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If the Company fails to meet these minimum capital guidelines and other regulatory requirements, its financial condition would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require the Company to meet additional capital adequacy measures. The Company cannot predict the final form of, or the effects of, the regulatory accords. The Company's failure to maintain the status of "well capitalized" under its regulatory framework could affect the confidence of its clients in us, thus compromising its competitive position. In addition, failure to maintain the status of "well capitalized" under the Company's regulatory framework or "well managed" under regulatory exam procedures could compromise its status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        For information related to this item, see the Company's December 31, 2002 Form 10-K, Item 7A—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

Item 4. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company intends to continue to review and document its disclosure controls and procedures, and its internal controls and procedures for financial reporting, and the Company may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that its systems evolve with its business.

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        There are three appeals by the beneficiary group currently pending: (1) an appeal from the March 2002 order approving the agreements; (2) an appeal from the denial of the motion for a new trial; and (3) an appeal from the denial of the motion for a preliminary injunction (which would now appear to be moot). These appeals have been consolidated. Briefing is now complete. Oral argument has been set for November 19, 2003.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of the Security Holders

        None

Item 5. Other Information

        In September, the Company announced that it has signed a definitive agreement to acquire a 20% interest in Bingham, Osborn & Scarborough, LLC (BOS) of San Francisco and Menlo Park, California. Founded in 1985, BOS manages approximately $800 million of client assets, and is a fee-only financial planning firm specializing in strategies for retirement planning, estate planning, charitable giving, portfolio diversification, insurance programs and tax management. The initial purchase price is expected to be approximately $3 million, with 75% payable in cash and the remainder payable in Boston Private common stock. Over the next 5 years, Boston Private could acquire up to a 70% percent interest in the firm. The transaction, expected to close by the first quarter of 2004, is subject to certain customary conditions, including regulatory approval.

        Other pending acquisitions include First State Bancorp, the holding company of First State Bank of California, a $174 million commercial bank situated in Los Angeles County, and an 80% interest in Dalton, Greiner, Hartman, Maher & Co. (DGHM) of New York, a value style manager specializing in small-cap equities with approximately $2.4 billion in client assets. Both of these transactions are subject to several conditions, including the approval by state and federal regulators, and in the case of First State Bancorp, the approval of its shareholders.

        Westfield closed their Small/Mid Cap Growth Equity strategy to new investors effective September 30, 2003. As of that day, the strategy had $1.8 billion in assets under management. Westfield's decision was based on taking a conservative approach to managing the product's asset growth while taking into account the best interest of their clients. The close also allows Westfield to continue to add value in this segment of the market. Existing clients within the product will be permitted to add assets to their Westfield portfolios.

        Westfield serves as sub-advisor to the Harbor Small Cap Growth Fund (the "Fund"), which is an open-end mutual fund and is a series of the Harbor Funds. As of June 30, 2003, the Fund managed by Westfield had $377 million in assets. On July 16, 2003, the product was closed to new investors.

        Additionally, Westfield, the manager of the general partner of the Westfield Capital Growth Fund and Westfield Capital Growth Fund II (the "Funds") voted to close and liquidate to the extent possible these Funds effective September 30, 2003. The Funds were founded on June 30, 1996 and June 30, 1999, respectively, and as of the close date, combined assets in the Funds totaled $24 million.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

  2.1—Agreement and Plan of Merger by and between a wholly-owned subsidiary of Boston Private Financial Holdings, Inc. and First State Bancorp, dated July 10, 2003 excluding schedules and exhibits which Boston Private Financial Holdings, Inc. agrees to furnish supplementary to the Commission upon request (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 11, 2003)

  31.1—Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) /15(d)—14(a) under the Securities Exchange Act of 1934.

  31.2—Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) /15(d)—14(a) under the Securities Exchange Act of 1934.

  32.1—Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2—Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

  On July 11, 2003, the Company filed a Current Report, dated the same date, on Form 8-K regarding the acquisition of common stock of First State Bancorp through a merger between a wholly owned subsidiary of the Company and First State Bancorp.

  On July 18, 2003, the Company furnished a Current Report, dated the same date, on Form 8-K regarding its earning press release for the fiscal quarter ended June 30, 2003.

        On September 30, 2003, the Company filed a Current Report, dated the same date, on Form 8-K regarding the status of the acquisition of Dalton, Greiner Hartman, Maher and Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc. (Registrant)
November 12, 2003	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
November 12, 2003	/s/ WALTER M. PRESSEY Walter M. Pressey President and Chief Financial Officer