Form 10-K
period 2003-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2004-03-12
CIK 821127

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ national market on June 30, 2003 was $453,026,830.

        The number of shares of the registrant's common stock outstanding on March 3, 2004 was 26,522,732.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the Company's 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I
ITEM 1	BUSINESS				1
	I.	General			1
	II.	Regional Clusters			2
	III.	Revenue Generation			4
	IV.	Bank Regulatory Considerations			12
	V.	Risk Factors and Factors Affecting Forward Looking Statements			21
	VI.	Taxation			28
	VII.	Internet Address			30
ITEM 2	PROPERTIES				30
ITEM 3	LEGAL PROCEEDINGS				30
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS				31
PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES				32
ITEM 6	SELECTED FINANCIAL DATA				34
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS				36
	I.	Executive Summary			36
	II.	Key Business Lines			38
	III.	Growth			41
	IV.	Financial Condition			43
		A.	Liquidity		43
		B.	Capital Resources		45
		C.	Condensed Consolidated Balance Sheet		46
		D.	Asset Quality		48
		E.	Risk Elements of the Loan Portfolio		48
		F.	Off-Balance Sheet Arrangements		49
		G.	Income/Expense		50
			1.	Rate-Volume Analysis	50
			2.	Net Interest Income and Margin	51
			3.	Condensed Consolidated Statement of Operations	53
			4.	Comparison of Years Ended December 31, 2003 and 2002	53
			5.	Comparison of Years Ended December 31, 2002 and 2001	55
		H.	Critical Accounting Policies		58
		I.	Impact of Accounting Estimates		59
		J.	Impact of Inflation and Changing Prices		59
		K.	Recent Accounting Pronouncements		59
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK				60
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA				65
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE				104
ITEM 9A	CONTROLS AND PROCEDURES				104

PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	105
ITEM 11	EXECUTIVE COMPENSATION	105
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	105
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	105
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	106
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	106
	SIGNATURES	110
	EXHIBITS
	CERTIFICATIONS

        The discussions set forth below and elsewhere herein, may contain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements.

        Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors and Factors Affecting Forward-Looking Statements," and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission ("SEC"). Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to achieve improvements in our Bank Secrecy Act controls and procedures, our ability to consummate proposed acquisitions in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our Banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

        Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

PART I

ITEM 1. BUSINESS

I.  General

        Boston Private Financial Holdings, Inc. (the "Company" or "Boston Private"), organized on July 1, 1988, is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company ("Boston Private Bank"), a trust company chartered by The Commonwealth of Massachusetts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also owns all of the issued and outstanding shares of common stock of Borel Private Bank & Trust Company ("Borel"), a California state banking corporation insured by the FDIC; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill") and Boston Private Value Investors, Inc. ("BPVI"), each a registered investment adviser; and RINET Company, LLC ("RINET"), a registered investment adviser and financial planning firm. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings"). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. ("Coldstream Capital"), a registered investment adviser in Bellevue, Washington. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank and Borel, (together the "Banks"), Westfield, Sand Hill, BPVI and RINET.

        During 1997, the Company acquired by merger Westfield, a Massachusetts-based company engaged in providing a range of investment management services to individual and institutional clients, in exchange for 3,918,367 newly issued shares of the Company's common stock.

        During October 1999, the Company acquired by merger RINET, a Massachusetts-based company engaged in providing financial planning and asset allocation services to high net worth individuals and families, in exchange for 765,697 newly issued shares of the Company's common stock.

        On February 28, 2001, the Company acquired by merger BPVI, formerly E.R. Taylor Investments, Inc., a corporation engaged in providing value style investment management services to the wealth management market, in exchange for 629,731 newly issued shares of the Company's common stock.

        On October 1, 2001, RINET acquired by merger Kanon Bloch Carré, a Boston-based independent mutual fund rating service and investment adviser, in exchange for 100,288 newly issued shares of the Company's common stock.

        On November 30, 2001, the Company acquired by merger Borel, a private bank located in San Mateo, California, in exchange for 5,629,872 newly issued shares of the Company's common stock. In addition, Borel's previously outstanding stock options were converted into options to acquire 230,000 shares of the Company's common stock. The number of the Company's shares was calculated using an exchange ratio of 1.8996 shares of the Company's stock for each share of Borel common stock. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses.

        These mergers were initiated prior to June 30, 2001 and were accounted for as a "pooling of interests." Accordingly, the results of operations of the Company reflect the financial position and results of operations including Westfield, RINET, BPVI, Kanon Bloch Carré, and Borel on a consolidated basis for all periods presented.

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in Northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at closing, and the remainder to be paid in four annual payments contingent upon performance using a combination of approximately 70% cash and 30% common stock for each payment. At closing, the Company issued 258,395 shares of its common stock in connection with the transaction. In the fourth quarters of 2001, 2002 and 2003, the Company issued a total of 32,086 additional shares of its common stock in connection with the first three annual contingent payments. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, the parent of Coldstream Capital of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients. An additional 1% interest was acquired in 2003.

II.  Regional Clusters

        The Company has pursued a "cluster" approach to the wealth management market by delivering private banking, investment management and financial planning services through a platform of complementary affiliate companies on a regional basis.

  The New England Region

Boston Private Bank & Trust Company

        Boston Private Bank is a Massachusetts chartered trust company with $1.5 billion in balance sheet assets and $2.0 billion of assets under management as of December 31, 2003. Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank seeks to anticipate and respond to the financial needs of its client base by offering high quality products, dedicated personal service and long-term banking relationships. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with access through Internet banking and automated teller machines and cash management services. Lending services offered by Boston Private Bank include commercial, residential mortgage, home equity and consumer loans. In addition, Boston Private Bank provides investment advisory and asset management services, securities custody and safekeeping services, and trust and estate administration. Boston Private Bank is headquartered in Boston and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton and Wellesley.

Westfield Capital Management Company, LLC

        Westfield is an investment management company based in Boston, Massachusetts serving clients domestically and abroad, with $6.2 billion of assets under management at December 31, 2003. Westfield specializes in separately managed growth equity portfolios with products across the capitalization spectrum that can service the diverse investment needs of their clients. Additionally, Westfield acts as the general partner and/or investment manager to several limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the life sciences sectors and micro capitalization area. The firm's experienced investment team employs in-depth, fundamental research and analysis to uncover solid, rapidly growing companies that can be purchased at a reasonable price.

RINET Company, LLC

        RINET is an investment adviser with $800 million of assets under management as of December 31, 2003. RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. Capabilities the firm offers include tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. The firm is staffed with Certified Public Accountants and Certified Financial Planners who are trained in all of the foregoing planning and advisory disciplines. Through its division, Kanon Bloch Carré, RINET provides an independent, nationally recognized mutual fund rating service.

Boston Private Value Investors, Inc.

        BPVI is an investment management company with $779 million of assets under management as of December 31, 2003, primarily from high net worth individuals and select institutions in New England. BPVI is a large-cap style investor that provides five distinct value-oriented equity investment products designed to meet the needs of institutional and individual investors. Each value equity product they offer can be combined with high-quality fixed income products to create specialized balanced accounts to meet each client's goal in the context of risk tolerance, tax sensitivity and time frame. The firm has offices in Boston, Massachusetts and Concord, New Hampshire.

  The Northern California Region

Borel Private Bank & Trust Company

        Borel is a California state banking corporation with $575 million in balance sheet assets and $538 million of trust assets under management as of December 31, 2003. Borel serves the financial needs of high net worth individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business that includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. Borel offers various savings plans and provides safe deposit boxes as well as other customary banking services. Additionally, Borel offers trust, management, advisory and administrative services to individuals. Headquartered in San Mateo, California, Borel has a second wealth management office in Palo Alto, California and plans to open a third location in San Francisco in 2004.

Sand Hill Advisors, Inc.

        Sand Hill is an investment management company serving clients in Northern California with $860 million of assets under management as of December 31, 2003, primarily from high net worth individuals (including $150 million of assets managed through a subadvisory relationship with Borel). The firm manages investments covering a wide range of asset classes for both taxable and tax exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill seeks to both build and preserve the wealth of its clients through objective advice and a comprehensive approach to investing and delivers customized wealth management strategies to meet the diverse needs of its client base. Sand Hill is headquartered in Palo Alto, California.

  The Pacific Northwest Region

Coldstream Capital Management, Inc.

        Coldstream Holdings is the parent of Coldstream Capital, a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest. Coldstream Capital had $510 million of assets under management as of December 31, 2003. Boston Private Financial Holdings, Inc. has a 27% investment in Coldstream Capital. Coldstream Capital has offices in Bellevue, Washington and Portland, Oregon.

  Affiliates Acquired After December 31, 2003

        During 2003, Boston Private announced agreements to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM") of New York, NY, a 100% interest in First State Bancorp, the holding company of First State Bank ("FSB") of California of Granada Hills, CA and a 20% interest in Bingham, Osborn & Scarborough, LLC ("BOS") of San Francisco, CA. Each of these transactions closed in February 2004. Following are descriptions of these firms.

Dalton, Greiner, Hartman & Maher & Co., LLC

        DGHM is a value-style investment firm specializing in small-cap equities with approximately $3.0 billion of assets under management as of December 31, 2003. Management expects that DGHM will provide a foundation for growing Boston Private's wealth management business in the metropolitan New York area.

First State Bank of California

        FSB is a commercial bank situated in Los Angeles County with $185 million in balance sheet assets as of December 31, 2003. Founded in 1983, FSB is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, California. FSB has 20 years of banking experience and provides a wide range of commercial, depository and consumer banking services to its upscale customers. Management expects that FSB will provide a foundation for growing the Company's wealth management business in Southern California.

Bingham, Osborn & Scarborough, LLC

        BOS is an investment advisory firm with $900 million in assets under management as of December 31, 2003. Founded in 1985, the firm specializes in strategies for retirement planning, estate planning, charitable giving, portfolio diversification, insurance programs and tax management. Over the next five years, Boston Private could increase its initial 20% interest an additional 10% per year, up to 70%. BOS has offices in San Francisco and Menlo Park, California. BOS provides the financial planning component to our Northern California cluster and complements our existing private banking and investment management affiliates.

III.  Revenue Generation

        The Company generates a significant amount of fee income from providing investment management and trust services to its clients at the Banks and from providing investment management services for clients at Westfield, Sand Hill, RINET, and BPVI. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets. Fees earned by Westfield as manager for limited partnerships are directly related to investment performance and, therefore, can be significantly affected by the investment performance of Westfield.

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

  Investment Management and Trust Administration

        The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, the Banks provide trust services to both individuals and institutions. Westfield, acting as a manager of limited partnerships, also earns fees based on the performance of these limited partnerships. For the years ended December 31, 2003 and 2002, respectively, the asset management business accounted for 74.5% and 73.4% of the Company's total fees and other income, and 36.8% and 32.8% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 2003, the Company had approximately $11.0 billion in assets under management. Of this total, $10.4 billion was in investment advisory accounts, and $515 million was invested and administered under trust arrangements.

  Lending Activities

        General.    The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Banks to individuals include residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank commercial loans over $1 million, with the exception of cash collateralized loans, are reviewed by the Credit Committee. Residential mortgage loans over $3 million are reviewed by the Residential Mortgage Committee. Both committees consist of members of Boston Private Bank's management and lending staff. Commercial and residential mortgage loans that exceed $5 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of Boston Private Bank. At Borel all unsecured loans over $200,000 and loans secured by real estate over $1 million are reviewed by Borel's Officers Loan Committee. Borel's Directors Loan Committee reviews all unsecured loans over $300,000 and loans secured by real estate over $1.5 million.

        At December 31, 2003, the Banks had loans outstanding of $1.6 billion which represented approximately 73.4% of the Company's total assets. Boston Private Bank had loans outstanding of $1.1 billion, and Borel had loans outstanding of $472.2 million which represented approximately 51.9% and 21.5%, respectively, of the consolidated Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2003, approximately 76.0% of the Banks' outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity and Market Risk." At December 31, 2003, approximately 98.2% of the Banks' outstanding loans were secured, and approximately 85.5% were secured, in whole or in part, by real estate.

        At December 31, 2003, the statutory lending limit to any single borrower was approximately $20.1 million and $12.9 million, for Boston Private Bank and for Borel, respectively, subject to certain exceptions provided under applicable law. At December 31, 2003, neither Boston Private Bank nor Borel had any outstanding lending relationships in excess of the legal lending limit.

        The Banks also have a policy regarding the extension of loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2003, the aggregate principal amount of all loans to Directors of the Company and its subsidiaries (including unused commitments under lines of credit) was $7.3 million, or 3.1% of capital.

        Geographic concentration.    Boston Private Bank primarily serves individuals and smaller businesses located in Eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in Northern California. A downturn in either of these local economies or real estate markets could negatively impact the Company's banking business. As of December 31, 2003, $414.2 million or 47.0% of the commercial loans, $27.9 million or 4.3% of the residential mortgage loans and $30.2 million or 37.4% of the home equity and other consumer loans were held by Borel and as such are concentrated in Northern California. The remainder of the $1.6 billion in loans, or $1.1 billion, is held by Boston Private Bank and is concentrated in Eastern Massachusetts.

        Loan Portfolio Composition and Maturity.    The following table sets forth the Banks' loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans.

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$880,626	54.6%	$676,189	51.9%	$538,144	49.0%	$461,580	52.5%	$386,073	56.5%
Residential mortgage	651,290	40.4%	544,166	41.8%	479,595	43.7%	345,643	39.3%	234,185	34.2%
Home equity & other	80,648	5.0%	81,371	6.3%	79,678	7.3%	71,709	8.2%	63,677	9.3%

	1,612,564	100.0%	1,301,726	100.0%	1,097,417	100.0%	878,932	100.0%	683,935	100.0%
Allowance for loan losses	(20,172)		(17,050)		(14,521)		(11,500)		(9,242)

Net loans	$1,592,392		$1,284,676		$1,082,896		$867,432		$674,693

        The following table discloses the scheduled contractual maturities of loans in the Banks' portfolios at December 31, 2003. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Residential Mortgage	Home Equity/Other	Total
Amounts due:
One year or less	$295,154	$0	$18,065	$313,219
After one year through five years	280,897	28,138	13,637	322,672
Beyond five years	304,575	623,152	48,946	976,673

Total	$880,626	$651,290	$80,648	$1,612,564

Interest rate terms on amounts due after one year:
Fixed	$334,620	$48,897	$2,058	$385,575
Adjustable	250,852	602,393	60,525	913,770

Total	$585,472	$651,290	$62,583	$1,299,345

        Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due on sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Banks will, consistent with industry practice, "rollover" a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Banks are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers' inability to satisfy the contractual obligations of the loan. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality."

        Commercial Loans.    Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit and commercial real estate and construction loans. Commercial loans to individuals include construction loans, secured and unsecured personal lines of credit and term loans.

        At December 31, 2003, the Banks had outstanding commercial loans totaling $880.6 million, which represented 54.6% of total loans and 40.1% of total assets of the Company. Of the Banks' commercial loan portfolio, $295.1 million or 33.5% is due within one year and $585.5 million or 66.5% is due after one year. Loans are priced on a fixed rate or floating rate basis. Boston Private Bank's floating rate loans are priced at a margin over their base rate. Borel's floating rate loans are priced at a margin over the prime rate as published by the Wall Street Journal. Floating rate loans accounted for 58.4% of the Banks' commercial loan portfolio as of December 31, 2003. The average balance of the Banks' outstanding commercial loans was approximately $764.6 million, with an average loan size of $702,000 at December 31, 2003.

        As noted above, both of the Banks have an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines, and risk ratings are confirmed or adjusted on all loans reviewed. A majority of loans are reviewed annually. The results of this independent loan review are presented to management and the Directors Loan Committee at each Bank. In addition, both Directors Loan Committees review loans on each Bank's classified loan report on a quarterly basis. Each of these loans is required to have an action plan developed by the lending officer in charge of the credit.

        Residential Mortgage Loans.    At December 31, 2003, the Banks had outstanding residential mortgage loans of $651.3 million representing 40.4% of the Company's total loan portfolio and 29.7% of total assets of the Company. Residential lending in the New England area continued to experience growth in both the refinancing and purchase markets due to the low interest rate environment during the first half of 2003. While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $322,700 at December 31, 2003. The average loan size of the Company's outstanding residential mortgage loans was approximately $543,000 at December 31, 2003.

        In 2003, Boston Private Bank sold $330.4 million of residential mortgage loans compared to $252.0 million in 2002. All of the loans sold during 2003 were sold on a nonrecourse basis without retaining servicing. The Banks generally hold adjustable rate mortgage loans ("ARM's") in their own portfolios and sell most fixed rate mortgage loans to outside investors. At December 31, 2003, the Company had $602.3 million, or 92.5%, of residential loans which were floating rate loans.

        Home Equity & Other Consumer Loans.    Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2003, the Banks had $80.6 million of such loans. The amount of home equity loans and other consumer loans is typically dependent on client demand.

        Allowance for Loan Losses.    The following table is an analysis of the Banks' allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding	$1,447,601	$1,217,789	$978,843	$754,970	$606,837

Allowance for loan losses, beginning of period	$17,050	$14,521	$11,500	$9,242	$7,547
Charged-off loans:
Commercial	(29)	(198)	(31)	(19)	(145)
Home Equity & Other Consumer loans	(85)	(30)	(18)	(22)	(26)

Total charged-off loans	(114)	(228)	(49)	(41)	(171)

Recoveries on loans previously charged-off:
Commercial	75	257	47	137	330
Other	6	5	13	2	12

Total recoveries	81	262	60	139	342

Net loans (charged-off) recovered	(33)	34	11	98	171
Provision for loan losses	3,155	2,495	3,010	2,160	1,524

Allowance for loan losses, end of period	$20,172	$17,050	$14,521	$11,500	$9,242

Net loans (charged-off) recovered to average loans	0.00%	0.00%	0.00%	0.01%	0.03%
Allowance for loan losses to ending gross loans	1.25%	1.31%	1.32%	1.31%	1.35%
Allowance for loan losses to nonperforming loans	1,538.67%	1,613.06%	1,606.31%	882.58%	701.75%

        The allowance for loan losses is formulated based on the judgment and experience of the management at each Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; "specific," "general" and "unallocated." The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management's judgment. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

        The following table represents the allocation of the Banks' allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Loan category:
Commercial	$14,971	54.6%	$11,433	51.9%	$8,905	49.0%	$6,872	52.5%	$5,375	56.5%
Residential mortgage	3,313	40.4	2,062	41.8	1,705	43.7	864	39.3	585	34.2
Home equity and other	596	5.0	1,446	6.3	1,492	7.3	1,415	8.2	1,085	9.3
Unallocated	1,292	—	2,109	—	2,419	—	2,349	—	2,197	—

Total loan loss allowance	$20,172	100.0%	$17,050	100.0%	$14,521	100.0%	$11,500	100.0%	$9,242	100.0%

        This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Banks' loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. See Part II, Item 8, "Financial Statements and Supplementary Data, Notes 7 and 8 to the Consolidated Financial Statements" for further information.

  Investment Activities

        The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks' investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks' overall balance sheet against interest rate risk, while at the same time achieve a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered "investment grade" securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank's portfolio manager and Asset/Liability Management Committee. See Part II, Item 8, "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements" for further information.

        The following table summarizes the carrying value of investments at the dates indicated:

	December 31,
	2003	2002
	(In thousands)
Available for sale:
U.S. Government and agencies	$181,291	$168,120
Municipal bonds	195,309	101,860
Corporate bonds	19,148	16,166
Mortgage-backed securities	798	1,388

Total available for sale	$396,546	$287,534

  Sources of Funds

        Deposits.    Deposits are the principal source of the Banks' funds for use in lending and for other general business purposes. At December 31, 2003, the Banks had a total of approximately 12,700 checking accounts consisting of demand deposit and NOW accounts with an average account size of approximately $35,386, approximately 4,100 savings accounts with an average account size of approximately $5,942, and approximately 7,013 money market accounts with an average account size of approximately $122,947. Certificates of deposit represented approximately 15.1% and 17.9% of total deposits at December 31, 2003 and 2002, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements" for further information.

        The following table sets forth the average balances and interest rates paid on the Banks' deposits:

	Year Ended December 31, 2003
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits:
Checking accounts	$260,082	—
Interest-bearing deposits:
Savings and NOW accounts	213,666	0.18%
Money market accounts	862,224	1.22
Certificates of deposit under $100,000	81,104	1.82
Certificates of deposit of $100,000 or greater	172,556	1.94

Total	$1,589,632	0.99%

        Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2003	2002
	(In thousands)
Less than 3 months remaining	$66,029	$86,695
3 to 6 months remaining	51,758	41,817
6 to 12 months remaining	20,895	25,617
More than 12 months remaining	35,657	15,053

Total	$174,339	$169,182

        Borrowings.    The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the FHLB of Boston and Borel is a member of the FHLB of San Francisco and as such each has access to both short and long-term borrowings. As of December 31, 2003, the Banks had $197.9 million of borrowings outstanding with a weighted average interest rate of 4.5%, compared to $145.3 million of borrowings outstanding with a weighted average interest rate of 4.8% at December 31, 2002. In addition, the Banks had borrowings available of $280.6 million. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements" for further information.

        The Banks also obtains funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 2003, the total amount of outstanding repurchase agreements was $65.8 million with a weighted average interest rate of 1.1%, compared to $73.1 million with a weighted average interest rate of 1.2% at December 31, 2002. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements" for further information.

        From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have negotiated federal fund lines of credit totaling $94.0 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2003, the Banks did not have any borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2003, Boston Private Bank had $9.2 million of brokered deposits outstanding under these agreements. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

        Other Sources of Funds.    Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available for sale portfolio.

  Competition

        The Company competes in the highly competitive wealth management market place. The Company believes by creating regional platforms of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economy risks. In addition, the Company believes its regional presence enables the Company to provide better access to decision makers and more customized personal service for its wealth management clients.

        In the Company's private banking business, the ability of the Banks to attract loans and deposits may be limited by their small size relative to their competitors. The Banks maintain a smaller staff and have fewer financial and other resources than larger institutions with which they compete in their market areas. In particular, in attempting to attract deposits and originate loans, the Banks encounter competition from other institutions, including larger downtown and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and nonbank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. To compete effectively, the Banks rely substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and their reputation within in the communities they serve.

        In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks' results of operations and financial condition, including the level of their nonperforming assets. The Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks' current commercial borrowing customers may develop needs for credit facilities larger than they can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See Bank Regulation and Supervision below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

        The ability of Boston Private's affiliates to attract investment management and trust business may be inhibited by the relatively short history and record of performance at each affiliate. The Company's principal competitors with respect to investment management and trust services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Many of Boston Private's competitors have greater resources than its individual affiliates or the Company on a consolidated basis. In addition to competing directly for clients, competition can impact revenue and current and future fee structures.

        The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, Boston Private's ability to retain investment management clients may be impaired by the fact that our investment management contracts are typically short-term in nature, allowing our clients to withdraw funds from accounts under management, generally in their sole discretion. There can be no assurance that Boston Private's affiliates including Boston Private Bank, Borel, Westfield, BPVI, and or Sand Hill will be able to achieve favorable investment performance and retain their existing clients.

        In the financial planning industry, Boston Private competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with Boston Private's clients in related product areas. The Company believes that the ability of its affiliates, most specifically RINET, to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, price, and investment performance. There can be no assurance that RINET will be able to retain its existing clients, expand existing relationships, or add new clients.

  Employees

        At December 31, 2003, the Company had 437 employees. The Company's employees are not represented by a collective bargaining unit, and the Company believes its employee relations are good.

IV.  Bank Regulatory Considerations

  Supervision and Regulation

        In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further regulated by federal and state laws and regulations applicable to depository institutions and their parent companies. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the specific protection of stockholders of a bank or its parent company. Many of the Company's affiliates are also subject to regulation under federal and state securities laws as described below under "Government Regulation of Other Activities."

        Set forth below is a brief description of certain laws and regulations that relate to the supervision and regulation of Boston Private and the Banks. To the extent the following material describes statutory or regulatory provisions; it is qualified in its entirety by reference to the particular statute or regulation.

  Certain Restrictions on Activities and Operations of Boston Private

        Boston Private is a bank holding company (a "BHC") registered with the Federal Reserve Board under the BHCA. As such, Boston Private and its nonbank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the Federal Reserve Board. Boston Private is also a bank holding company for purposes of the laws of The Commonwealth of Massachusetts, and is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the "BBI") and the Massachusetts Commissioner of Banks (the "Commissioner"). Boston Private is also a bank holding company for purposes of the laws of the State of California, and is subject to the jurisdiction of the California Department of Financial Institutions (the "DFI"). As discussed below, Boston Private has not elected Financial Holding Company ("FHC") status under the BHCA.

        The Federal Reserve Board has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered, among other things, to assess civil money penalties against companies or individuals who violate the BHCA orders or, among other things, regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of BHCs, and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

        BHCA: Activities and Other Limitations.    The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in general authorizes BHCs to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also authorizes interstate mergers and to a lesser extent, interstate branching.

        Unless a BHC becomes a FHC under the GLBA (as discussed below), the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, it prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board determines to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public. This determination incorporates greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to the merger of BHCs.

        The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by expanding the BHCA framework to permit BHCs that elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Boston Private, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Boston Private, that have not elected FHC status.

        In order to elect to become a FHC and thus engage in a broader range of financial activities, a BHC must meet certain tests and file an election form with the Federal Reserve Board. To qualify, all of a BHC's subsidiary banks must be well capitalized (as discussed below under "Regulation of Boston Private's Banks—Capital Requirements") and well managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

        A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, Boston Private has not elected to become an FHC.

        Capital Requirements.    The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The Federal Reserve Board's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other nonqualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

        In addition to the risk-based capital requirements, the Federal Reserve Board requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the "Leverage Ratio") of 3.0%. Total consolidated average assets for this purpose does not include, for example, goodwill and any other intangible assets, unrealized gains or losses on investments and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHC's are required to maintain a Leverage Ratio of 4%. BHC's with supervisory financial, operational or managerial weaknesses, as well as BHC's that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. Finally, the Federal Reserve Board has also imposed certain capital requirements applicable to certain nonbanking activities, including adjustments in connection with off-balance sheet items.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, continues to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject.

        Limitations on Acquisitions of Common Stock.    The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the Federal Reserve Board has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

        In addition, any company would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

        Cash Dividends.    Federal Reserve Board policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a BHC should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength to bank subsidiaries.

        Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions.    Under Federal Reserve Board policy, Boston Private is expected to act as a source of financial and managerial strength for, and commit its resources to, support the Banks during periods of financial stress or adversity. This support may be required at times when Boston Private may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        A depository institution insured by the FDIC, such as Boston Private Bank or Borel, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of either Boston Private Bank or Borel would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Bank, and a potential loss of Boston Private's investments in Boston Private Bank or Borel.

        Massachusetts Law.    As a BHC for purposes of Massachusetts law, the Company has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a

Massachusetts BHC, Boston Private may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with another BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 50% thereof without the prior consent of the BBI. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which BHCs or their nonbank subsidiaries engage.

        California Law.    Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

  Regulation of the Banks

        The Banks are subject to the extensive supervision and regulation of various federal and state authorities, which include the FDIC, the DFI and the Commissioner. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies.

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

        Capital Requirements.    The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Banks, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding BHCs, as described above.

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

        At December 31, 2003, each of the Banks was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as an FHC.

        Brokered Deposits.    Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is "well capitalized" or "adequately capitalized." These restrictions have not had a material impact on the operations of the Banks because each of the Banks historically has not relied upon brokered deposits as a source of funding.

        Activities and Investments of Insured State-Chartered Banks.    Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could engage in only through a financial subsidiary, such as securities underwriting, may be conducted only in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the Federal Reserve Board's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

        Transactions with Affiliates.    There are various legal restrictions on the extent to which a BHC, such as Boston Private, and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:

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

        "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service. The GLBA requires the Federal Reserve Board to promulgate rules addressing as covered transactions credit exposure relating to derivatives transactions and intra-day extensions of credit between banks and their affiliates. In accordance with the GLBA, the Federal Reserve Board has recently adopted a final rule which became effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act.

        Community Reinvestment Act.    The CRA requires the FDIC to evaluate the Banks performance in helping to meet the credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank's performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

        The FDIC's CRA regulations are based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Boston Private Bank's current CRA rating is "outstanding" and Borel's current CRA rating is "satisfactory."

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

        USA PATRIOT Act.    The USA PATRIOT Act of 2001 (the "PATRIOT Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as Boston Private Bank and Borel, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance; suspicious activities, currency transaction reporting, customer identity verification and customer risk analysis. See also "Risk Factors and Factors Affecting Forward—Looking Statements—Risks Relating To Our Business."

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

        Regulatory Enforcement Authority.    The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

        Securities Law Issues.    The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "broker," "dealer" and "investment adviser" under the Exchange Act. The SEC has granted a temporary exemption for banks from the definition of "broker" until November 12, 2004. In February 2003, the SEC also issued final rules that, among other things, adopt amendments to its rule granting an exemption to banks from dealer registration (as well as from registration as a dealer) with respect to effecting a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker, a dealer or both and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

  Government Policies and Legislative and Regulatory Proposals

        The operations of Boston Private Bank and Borel are generally affected by the economic, fiscal, and monetary policies of the United States and its agencies and regulatory authorities, particularly the Federal Reserve Board which regulates the money supply of the United States, reserve requirements against deposits, the discount rate on Federal Reserve Board borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the Federal Reserve Board have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits.

        In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the Federal Reserve Board, the FDIC, and other federal and state bank regulatory authorities. The likelihood of any major changes in the future, and the impact any such changes might have on Boston Private Bank and Borel, are not possible to determine.

  Government Regulation of Other Activities

        Virtually all aspects of the Company's investment management business are subject to extensive regulation. Westfield, Sand Hill, RINET, and BPVI, are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated there under. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET and BPVI are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield and Sand Hill act as an adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated there under, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"); impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

        As an adviser or subadviser to a registered investment company, Westfield and Sand Hill are subject to requirements under the 1940 Act and the Commission's regulations promulgated there under. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

        The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Westfield, Sand Hill, RINET or BPVI from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

V.  Risk Factors and Factors Affecting Forward-Looking Statements

        You should carefully review the information contained elsewhere or incorporated by reference and should carefully consider the following risk factors, as well as the factors listed under "Special Note Regarding Forward-Looking Statements".

  Risks Relating to Our Business

        To the extent that we fail to comply with the requirements of the informal agreement, there could be significant consequences.

        In June 2003, Boston Private Bank entered into an informal agreement, commonly known as a Memorandum of Understanding, with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act and related anti-money laundering compliance controls and procedures. As of December 31, 2003, Boston Private Bank had implemented many of the improvements and had met all of the regulatory deadlines as of that date contemplated under the informal agreement. Boston Private Bank continues to address the remaining requirements of the informal agreement. Any material failure to comply in a timely manner with the requirements of the informal agreement could result in regulatory sanctions and the delay of any acquisitions that may be pending.

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

        We have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

  •
  the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

  •
  the risk that we may lose key clients as a result of the change of ownership to us;

  •
  the risk that the acquired business will not perform in accordance with our expectations;

  •
  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our Banking or investment management businesses, particularly to the extent we are entering new geographic markets;

  •
  the risk that we will need to make significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

  •
  the risk that management will divert its attention from other aspects of our business;

  •
  the risk that we may lose key employees of the acquired business;

  •
  the risk that unanticipated costs relating to potential acquisitions could reduce our earnings per share;

  •
  the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience; and

  •
  the risk that we may assume potential liabilities of the acquired company as a result of the acquisition.

        As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing stockholders may well experience dilution in connection with any acquisition, including our acquisitions.

        Attractive acquisition opportunities may not be available to us in the future.

        We will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue, and our competitors may have greater resources than we do. Also, acquisitions of regulated business such as banks are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.

        If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

        When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2003, our goodwill and other identifiable intangible assets were approximately $20.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We recently completed such an impairment analysis and concluded that no impairment charge is necessary for this fiscal year. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders' equity and financial results.

        We may not be able to attract and retain banking customers at current levels.

        Competition in the local banking industry coupled with our relatively small size may limit the ability of our Banking subsidiaries to attract and retain banking customers.

        In particular, the Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Our Banks also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.

        Because our Banks maintain smaller staffs and have fewer financial and other resources than larger institutions with which they compete, they may be limited in their ability to attract customers. In addition, some of the banks' current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than our Banks can accommodate.

        If our Banks are unable to attract and retain banking customers, they may be unable to continue their loan growth and their results of operations and financial condition may otherwise be negatively impacted.

        We may not be able to attract and retain investment management clients at current levels.

        Due to the intense local competition, and the relatively short history and limited record of performance in the investment management business, our investment management subsidiaries may not be able to attract and retain investment management clients at current levels. Competition is especially strong in our geographic market area, because there are numerous well-established and successful investment management firms in Boston and in Northern California. Many of our competitors have greater resources than we have.

        Our ability to successfully attract and retain investment management clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results from operations and financial position may be negatively impacted.

        For the year ended December 31, 2003, approximately 36.9% of our revenues were derived from investment management contracts which are typically terminable upon less then 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

        Moreover, Westfield receives some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield. As a result, the future revenues and earnings from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions.

        Our investment management business is highly dependent on people to produce investment returns and to solicit and retain clients.

        We rely on our investment managers to produce investment returns. We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because:

  •
  existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

  •
  our ability to attract funds from existing and new clients might diminish.

        The market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, our individual investment managers often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client's trust in that individual manager. The loss of a key investment manager could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on our results of operations and financial condition.

        In addition to the loss of key investment managers, our investment management business is dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.

        Defaults in the repayment of loans may negatively impact our business.

        Defaults in the repayment of loans by our Banks' customers may negatively impact their businesses. A borrower's default on its obligations under one or more of the banks' loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

        In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, our Banks may have to write-off the loan in whole or in part. In such situations, the banks may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

        Our Banks' management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its nonaccruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks will incur additional expenses.

        In addition, bank regulatory agencies periodically review our Banks' allowance for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the banks to adjust their determination of the value for these items. These adjustments could negatively impact the banks' results of operations or financial position.

        A downturn in local economies or real estate markets could negatively impact our banking business.

        A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, as well as clients located in Northern California. The ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas.

        The Banks' commercial loans are generally concentrated in the following customer groups:

  •
  real estate developers and investors;

  •
  financial service providers;

  •
  technology companies;

  •
  manufacturing and communications companies;

  •
  professional service providers;

  •
  general commercial and industrial companies; and

  •
  individuals.

        Our Banks' commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks' residential mortgage and home equity loans are secured by residential property in eastern Massachusetts and Northern California. Consequently, our Banks' ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of our Banks' borrowers to repay their loans and affect the value of the collateral securing these loans.

        Environmental liability associated with commercial lending could result in losses.

        In the course of business, our Banks may acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or our respective bank subsidiaries, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, financial condition and operating results.

        Fluctuations in interest rates may negatively impact our banking business.

        Fluctuations in interest rates may negatively impact the business of our Banks. Our Banks' main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Our Banks' net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our Banks' net interest income as the difference between interest income and interest expense decreases. As a result, our Banks have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, a decrease in interest rates can impact our results from operations or financial position.

        An increase in interest rates could also have a negative impact on our Banks' results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the banks' allowances for loan losses.

        Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

        Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. Our Banks have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, our Banks have had a higher percentage of their time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our Banks decrease relative to their overall banking operations, our Banks may have to rely more heavily on borrowings as a source of funds in the future.

        Our investment management business may be negatively impacted by changes in economic and market conditions.

        Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. The world financial and securities markets will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets that we manage.

        In addition, our management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's contracts also provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market value of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

        Our investment management business is highly regulated which could limit or restrict our activities and impose fines or suspensions on the conduct of our business.

        Our investment management business is highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiary's registration as an investment adviser.

        All of our investment adviser affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and Sand Hill act as sub-advisers to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations.

        We are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, or ERISA, to the extent we act as a "fiduciary" under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days' notice.

        We do not directly manage investments for clients, do not directly provide any investment management services and, therefore, are not a registered investment adviser. Boston Private Bank and Borel are exempt from the regulatory requirements of the Investment Advisers Act, but are subject to extensive regulation by the FDIC, the Massachusetts Commissioner of Banks, and the California Department of Financial Institutions.

        Our banking business is highly regulated which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel Private Bank, as a California banking corporation, is subject to regulation by the California Department of Financial Institutions and the FDIC.

        Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the California Department of Financial Institutions and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which our Banks and we may conduct business and obtain financing.

        Furthermore, our Banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates our Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which they offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our Banks.

        Changes in the tax treatment of our real estate investments trusts will increase our effective tax rate and adversely affect earnings.

        In 2003, Massachusetts changed its tax laws regarding the treatment of real estate investment trusts, or REITs. These changes eliminated the 95% dividends received deduction for dividends paid to us by our REIT for state tax purposes prospectively and retroactively for the tax years 2002, 2001 and 2000. We have reflected the cost of these changes in our 2003 financial statements and our Massachusetts effective tax rate has increased due to the loss of these deductions. We also own a California REIT. We cannot assure you that California will not change its tax laws to eliminate the dividends received deduction, which could adversely impact the continued effectiveness of our Massachusetts and California REITs. If California makes such a change, our future California effective tax rate would be higher. Based on these developments and other business considerations, the Company terminated both REITs effective January 22, 2004.

        Adverse developments in our litigation could negatively impact our business.

        Since 1984, Borel has served as the trustee of a private family trust that has been the subject of protracted litigation. In the first action, initiated in 1994, certain beneficiaries of the trust sought removal of Borel as trustee, claiming that Borel had breached its fiduciary duties as trustee by its management and proposed sale of certain real property owned by the trust. Borel prevailed and obtained final judgment in that action. In the second action, initiated in 1995, Borel petitioned for court approval of its proposed sale of the property. Borel prevailed in that action in the trial court, but the Court of Appeal has recently remanded the case with orders that it be dismissed as moot, because the case referred to the terms for sale proposed in 1995, and the property was ultimately sold in 2002 under revised terms.

        In a third action, filed in 1996, the same group of beneficiaries sought damages against Borel for alleged mismanagement of the property and for negotiating the proposed sale of the property and settlement of potential claims against the lessee of the property. This action has been held in abeyance by the trial court since 1997 pending resolution of the appeals of the first two actions. In 2002, the same beneficiary group filed a new action seeking to enjoin the proposed sale of the property. Their motion for a preliminary injunction to block the transaction was denied, and the property was sold in July 2002. This action remains pending as the beneficiaries seek unspecified damages for disposition of the property.

        Adverse developments in these lawsuits could have a material adverse affect on Borel's business or the combined business of our Banks.

        In May of 2002, a complaint was filed against Westfield which alleges that Westfield failed to uphold it's contractual and common law obligations to invest the plaintiff's funds with proper care and diligence. Although the unfair trade practices claim was dismissed, discovery on the remaining claims is now in progress and there can be no assurances that Westfield will be successful in defending these claims. Adverse developments in the Westfield litigation could have a material adverse effect on Westfield's business.

        We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition would be adversely affected.

        Under regulatory capital adequacy guidelines and other regulatory requirements, we and our subsidiary banks must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require us to meet additional capital adequacy measures. We cannot predict the final form of, or the effects of, the regulatory accords. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our clients in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals.

VI.  Taxation

  Federal Taxation

        The Company, Boston Private Bank, Sand Hill, Borel, and BPVI are subject to those rules of federal income taxation generally applicable to corporations under the Code. Boston Private Bank and Borel are also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, Boston Private Bank, Sand Hill, Borel and, BPVI, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes. Westfield and RINET are limited liability companies and their taxable income is included as part of the Company's taxable income.

        Boston Private Preferred Capital Corporation, a subsidiary of Boston Private Bank, qualifies as a REIT. Borel maintains a REIT in California. The REITs are not included in the affiliated group for tax filing purposes. However, substantially all of its income must be included in taxable income as a result of the dividends it pays to its stockholders. In 2003, Massachusetts changed its tax laws regarding the treatment of REITs. These changes eliminated the 95% dividends received deduction for dividends paid to Boston Private Bank by its' subsidiary REIT for state tax purposes prospectively and did so retroactively for the tax years 2002, 2001 and 2000. The Company entered into a settlement agreement with the Commonwealth of Massachusetts regarding tax liabilities relating to the Company's having taken the deductions in those prior years and resolved these Massachusetts tax issues completely. The Company recorded a charge of approximately $1.3 million for state taxes and $150,000 for interest, net of current and deferred federal tax savings for the retroactive portion of this tax. California has, to date, taken no action to change its tax laws to eliminate a parallel tax savings mechanism available under California law. The California Franchise Tax Board has, however, recently issued general guidance in which it concluded that, in its view, the foregoing tax-savings mechanism is unavailable to California REITs. Based on these developments and other business considerations, the Company dissolved both the REIT owned by Boston Private Bank and the REIT owned by Borel on January 22, 2004.

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

  State and Local Taxation

        Commonwealth of Massachusetts.    Both the Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. The definition of Massachusetts's taxable income is defined as federal taxable income subject to certain modifications. We believe these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. REIT dividends are no longer eligible for the 95% dividends received deduction. Combined reporting is not permitted under Massachusetts's statutes. Certain of the Company's subsidiaries meeting certain definitional tests relating to investments are not subject to the corporate excise tax, but instead are taxed on their gross income at the rate of 1.32%.

        State of California.    The Company and its subsidiaries are taxable in California as a result of the operations of the Company, Borel and Sand Hill. The definition of California's taxable income is gross income as defined under the Internal Revenue Code subject to certain exclusions, less deductions allowed by the state. The tax rate applicable to corporations is 8.84% of taxable income apportioned to California on a unitary basis. However, most of the income for 2003 was taxed at the 10.84% tax rate applicable to financial institutions. See above for discussion on the California REIT.

        State of New Hampshire.    The Company and its subsidiaries are taxable in New Hampshire as a result of the operations of Boston Private Value Investors. The tax rate on the business enterprise tax is

0.75% and the tax rate on the business profits tax is 8.5% with a credit allowed for the business enterprise tax calculated.

VII.  Internet Address

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

ITEM 2. PROPERTIES

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, MA. Boston Private Bank has seven offices, four in Boston, MA, one in Wellesley, MA, one in Newton, MA, and one in Cambridge, MA. BPVI has two offices, one located at Ten Post Office Square, Boston, MA adjacent to the Company's headquarters, and one in Concord, NH. RINET is also located at Ten Post Office Square, Boston, MA adjacent to the Company's headquarters. Westfield is located at One Financial Center, Boston, MA. Borel has two offices, one in San Mateo, California and another in Palo Alto, CA. Sand Hill is located in Palo Alto, CA adjacent to Borel's Palo Alto office. The Company and Borel have also leased a space in San Francisco, CA which is scheduled to be occupied in 2004.

        Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes. The lease at Ten Post Office Square, MA is scheduled to be renegotiated in the first quarter of 2004 and it is expected to provide more favorable terms.

ITEM 3. LEGAL PROCEEDINGS

Investment Management Litigation

        On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the Retirement Board of Allegheny County. The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million. Westfield moved to dismiss the complaint on the grounds that the complaint contains no allegations as to how Westfield breached the contract between the parties or its fiduciary duty to the Board. The plaintiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is in progress, and Westfield will continue to defend this claim vigorously.

Trust Litigation

        Since 1984, Borel has served as a trustee of a private family trust ("Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed that Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field, and, following the discovery of environmental contamination of the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial, the plaintiff's beneficiaries submitted expert testimony of damages in the amount of $102 million, however, the trial court found this testimony unpersuasive. These matters have been largely inactive at the trial court level for the last several years while various procedural issues were pending in the California Court of Appeal. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

        The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "BPFH." At March 3, 2004 there were 26,522,732 shares of Common Stock outstanding, which were held by approximately 1,473 holders of record.

        The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2003
Fourth Quarter	$27.09	$23.24
Third Quarter	24.80	21.26
Second Quarter	21.59	14.02
First Quarter	21.38	14.11
Fiscal Year ended December 31, 2002
Fourth Quarter	$22.00	$17.27
Third Quarter	25.00	17.76
Second Quarter	27.69	23.58
First Quarter	26.75	21.05

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

        Under Massachusetts law, trust companies, such as Boston Private Bank, may pay dividends only out of "net profits" provided there is no impairment to the trust company's capital stock and surplus account. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. Furthermore, trust companies may not pay dividends more often than on a quarterly basis. In addition, prior Commissioner approval is required if the total of all dividends paid by a trust company in any calendar year would exceed net profits for that year combined with retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Likewise under California law, the DFI has the authority to prohibit Borel from paying dividends depending on Borel's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

        These restrictions on the Banks ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield's, Sand Hill's, BPVI's or RINET's ability to pay dividends.

Recent Sales of Unregistered Securities

        There have been no sales of unregistered securities of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

        The following table represents selected financial data for the five fiscal years ended December 31, 2003. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein. This data has been restated to reflect the mergers described in Part II, Item 8 "Financial Statements and Supplementary Data in Note 2, Mergers and Acquisitions of the Notes to the Consolidated Financials Statements."

	2003		2002	2001		2000	1999
	(Dollars in thousands, except share data)
At December 31:
Total balance sheet assets	$2,196,297		$1,820,741	$1,509,479		$1,294,564	$884,389
Total loans (excluding loans held for sale)	1,612,564		1,301,726	1,097,417		878,932	683,935
Allowance for loan losses	20,172		17,050	14,521		11,500	9,242
Investment securities and money market investments	396,746		322,734	284,309		215,874	110,077
Cash and cash equivalents	93,488		97,529	58,281		110,767	41,567
Excess of cost over net assets acquired	20,318		18,007	17,207		18,371	3,563
Deposits	1,658,461		1,400,333	1,145,329		1,002,462	706,108
Borrowed funds	263,620		218,389	190,978		139,878	97,223
Stockholders' equity	235,452		167,382	139,631		128,625	65,512
Nonperforming assets	1,311		1,057	904		1,303	1,317
Client assets under management	$10,966,000		$6,441,000	$6,529,000		$6,758,000	$4,545,000
For The Year Ended December 31:
Interest and dividend income	$92,680		$90,293	$92,479		$79,152	$57,875
Interest expense	24,915		26,265	38,321		35,863	25,068

Net interest income	67,765		64,028	54,158		43,289	32,807
Provision for loan losses	3,155		2,495	3,010		2,160	1,524

Net interest income after provision for loan losses	64,610		61,533	51,148		41,129	31,283
Fees and other income	66,084		51,868	51,271		39,174	33,469
Operating expense	96,067	(3)	78,763	83,181	(4)	54,790	43,861 (5)

Income before income taxes	34,627		34,638	19,238		25,513	20,891
Income tax expense	12,804	(3)	10,893	7,692		8,843	7,671

Net income	$21,823	(3)	$23,745	$11,546	(4)	$16,670	$13,220 (5)

Per Share Data:
Basic earnings per share	$0.96		$1.06	$0.52		$0.87	$0.74
Diluted earnings per share	$0.92	(3)	$1.02	$0.50	(4)	$0.85	$0.72 (5)
Average common shares outstanding	22,822,608		22,412,665	22,119,726		19,094,010	17,950,648
Average diluted shares outstanding	23,714,644		23,357,066	23,053,052		19,714,510	18,281,847
Cash dividends per share	$0.20		$0.16	$0.14		$0.12	$—
Book value	$9.36		$7.42	$6.28		$5.87	$3.64
Selected Operating Ratios:
Return on average assets	1.06	% (3)	1.42%	0.80	% (4)	1.55%	1.63%
Return on average equity	12.16	% (3)	15.36%	8.28	% (4)	19.48%	22.05%
Interest rate spread(1)	3.35%		3.80%	3.52%		3.59%	3.77%
Net interest margin(1)	3.64%		4.19%	4.18%		4.43%	4.39%
Total fees and other income/total revenue(2)	49.37%		44.75%	48.63%		47.50%	50.50%
Asset Quality Ratios:
Nonperforming loans to total loans	0.08%		0.08%	0.08%		0.15%	0.19%
Nonperforming assets to total assets	0.06%		0.06%	0.06%		0.10%	0.15%
Allowance for loan losses to nonperforming loans	1,538.67%		1,613.06%	1,606.31%		882.58%	701.75%
Net loans recovered (charged-off) to average loans	0.00%		0.00%	0.00%		0.01%	0.03%

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

(3)
After eliminating the nonrecurring REIT tax adjustment and the lease accrual, net of tax, net income for the year ended December 31, 2003 was $24.8 million or $1.05 per share, return on average assets was 1.21% and return on average equity was 13.83%.

(4)
After eliminating $9.7 million of nonrecurring merger expenses, net of tax, net income for the year ended December 31, 2001 was $21.2 million, or $0.92 per share, return on average assets was 1.47%, and return on average equity was 15.22%.

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

I. Executive Summary

        Boston Private is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operations in 2003. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

        The Company is a bank holding company and, through its operating subsidiaries, offers a full range of financial services through its three key business divisions, Private Banking, Investment Management and Financial Planning. In 2003, there were six wholly-owned operating subsidiaries: Boston Private Bank, Borel, Westfield, RINET, Sand Hill, and BPVI. The Company also holds a minority interest in Coldstream Holdings. Boston Private managed approximately $11.0 billion in client investment assets and had balance sheet assets of approximately $2.2 billion as of December 31, 2003.

        Boston Private's strategy remains to strive for exceptional shareholder value by providing a full complement of wealth management services through diversified affiliated companies. In 2003, through growth in our organic business efforts and strong equity markets, Boston Private achieved operating revenue of $133.8 million, up 15.5% over revenues of $115.9 million in 2002. Although the last two years have presented uncertain economic times for the wealth management industry, Boston Private increased its revenue in each of the last eight quarters. The Company reported net income for 2003 of $21.8 million, or $0.92 per diluted share. For 2003, earnings were reduced for costs of approximately $3.0 million (net of tax), or $0.13 per diluted share, for costs related to a retroactive state tax increase and an abandoned lease. Earnings for 2002 were $23.7 million, or $1.02 per diluted share.

        The Company also made a commitment to investing in our infrastructure in 2003. We significantly increased the resources committed to risk management and regulatory compliance, both in terms of staffing and in systems. Management believes that these increased resources are aligned to support our future growth and the increasing complexity of the financial services industry.

        There were several significant economic factors that were relevant to the Company's overall performance in 2003. In 2003, the Company realized 50.6% of its revenues from private banking net interest income despite continued low interest rates and significant compression in net interest margin. It has taken awhile to feel the full impact of the decline in interest rates as the yield on certain fixed rate assets and liabilities did not change until they matured or were called or refinanced. For Boston Private, net interest margin declined 53 basis points to 3.5% for the fourth quarter, down from 4.0% for fourth quarter last year and 3.5% in the third quarter of 2003. While the margin compression is a short-term negative to earnings, our continued success in organic business growth should position us well for the future. Management has taken certain actions to position the Company's balance sheet for rate improvements by increasing the percentage of variable rate loans and by shortening maturities on certain other assets and extending liabilities. Even with these changes, interest rates on liabilities are expected to reprice more quickly than interest rates on assets. Accordingly, increases in interest rates may reduce net interest income in the short term, even though increasing interest rates should eventually increase net interest income. See Item 7A.—Quantitative and Qualitative Disclosures About Market Risk. For 2003, Boston Private's net interest income increased 7.0% to $70.5 million, compared to $65.9 million in 2002, on a fully taxable equivalent basis as our balance sheet growth was more than sufficient to offset reduced net interest margins. Management tracks net interest income, net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

        Another significant economic factor impacting the Company in 2003 was the rebound of the equity markets. As a result, Boston Private experienced a significant shift in market values which began in the second quarter and improved through the end of the year. Market appreciation increased Boston Private's assets under management ("AUM") values by $2.0 billion or 32% for the year. During this same timeframe, the S&P 500 Index increased 28%. The Company's AUM reached $11.0 billion, up 70.3% over 2002 as a result of assets contributed by both new and existing clients, and market appreciation. New asset management sales for 2003 were $2.2 billion, a 35% increase over AUM at December 31, 2002. In addition, net new sales for the year were more than 78% higher than the net new sales of 2001 and 2002 combined. This increase in AUM caused investment management fee income to increase 29.8% to $49.4 million for 2003.

        Boston Private also derives revenues from fees from financial planning services and other income. In 2003, recurring fees were up 16% to $11.1 million in 2003 as compared to $9.6 million in the prior year. Financial planning fees increased 18.0%, to $6.9 million for the full year and nonrecurring fees increased 32.8% to $5.6 million due to increased gains from the sale of investments and increased loan sales.

        The effective tax rate for 2003 was 37.0% and the related expense was $12.8 million. The rate would have been 33.1% excluding the retroactive portion of the REIT tax increase. This is 1.7% higher than the 31.4% effective tax rate for 2002. The increase was due to higher state taxes which were partially offset by increased tax exempt interest income. Due to the business acquisitions that closed in February 2004, and the changes in state tax laws regarding REITs, the Company anticipates the 2004 effective income tax rate, before the retroactive REIT state tax charge, will increase.

        The return on average assets decreased 36 basis points to 1.1% for the year ended December 31, 2003, compared to 1.4% for the year ended December 31, 2002. The return on average assets would have been 1.2% if the retroactive portion of the REIT tax adjustment and the lease accrual were excluded. The reason for the remaining 21 basis point decrease was due to net interest margin compression. Average assets increased $379 million, or 23.0% from $1.7 billion to $2.1 billion during 2003 but net interest income only increased $3.7 million, or 6.0% due to reduced margins.

        Return on average equity was 12.2% at December 31, 2003, a decrease of 320 basis points from 15.4% at December 31, 2002. The return for 2003 improves to 13.8% if the costs of the retroactive portion of the REIT tax adjustment and the lease accrual are excluded. Average equity increased 16.0% during 2003 to $179 million. Earnings growth was less than 16.0% as increased investment management fees were not sufficient to offset the reduced margins and cost increases consistent with our business growth.

        Finally, the Company initiated a stock offering in December and sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. Net proceeds of the sale were approximately $47.4 million after deducting underwriting expenses. These funds were invested in liquid short-term government agency securities. Management used the sale proceeds to fund the purchase of several businesses during the first quarter of 2004. In connection with the stock sale, the Company entered into a forward stock sale agreement that enables the Company to sell an additional 2.3 million shares of the Company's common stock at an initial forward sale price of $22.89 per share.

        For the future we are focused on continuing our growth plan and expanding into new regions with attractive markets. The Company believes that by creating regional platforms of companies, it is favorably positioned to access diversified marketplaces to expand its potential client base and mitigate regional economy risks. The Company believes its regional presence will enable it to provide better access to decision makers and more customized personal service for its wealth management clients. We are focused on managing our business to benefit from diversified revenue opportunities, and will seek to maintain effective controls over operating expenses while mitigating risk from unpredictable market conditions. We also expect to continue to focus on enhancing and refining our enterprise-wide risk management and compliance programs.

II. Key Business Lines

        The underlying drivers of revenue growth in the Company's business are growth in our private banking, investment management and financial planning business lines.

        The following analysis discusses the business by core competency to present the business metrics that management considers to be the most important indicators of the financial performance of the Company. Boston Private uses accounting principles generally accepted in the United States of America (GAAP) and certain non-GAAP financial measures, such as adjusted earnings, fully taxable equivalent net interest income and efficiency ratio among other metrics, to present its financial results. The Company uses non-GAAP measures to evaluate its business conditions and believes in providing the same information for investors to analyze financial trends of ongoing business activities.

Private Banking

        In 2003, the company conducted its private banking business through two wholly-owned subsidiaries. The following table shows a summary of certain financial components of these two banks at December 31, 2003.

	December 31, 2003
	Total	Boston Private Bank	Borel
	(In millions)
Assets	$2,108	$1,533	$575
Loans	1,612	1,140	472
Deposits	1,666	1,146	520
Net Income	$20.4	$13.0	$7.4

        The Company believes private banking is an attractive growth market and in 2003 realized 50.6% of its revenues from private banking net interest income. The Company believes net interest income, net interest margin, deposit growth, loan growth and loan quality are the important business metrics in evaluating the condition of its private banking business.

        Net Interest Income.    For 2003, Boston Private's net interest income increased $3.7 million to $67.8 million, a 5.8% increase. On a fully taxable equivalent basis net interest income increased by 7.0%, or $4.6 million to $70.5 million, compared to $65.9 million in 2002. Investments in municipal bonds were increased significantly during 2003 as they offered the best after-tax yield. This growth in net interest income was accomplished through growing the Company's loan portfolio and counter balanced by growth in deposits. This strong growth was offset in part by a decrease in the Company's net interest margin. The $3.7 million increase in net interest income in 2003 is the net result of $12.1 million in increased business volumes, offset by a decline in interest rates which cost the Company $8.4 million.

        Net Interest Margin.    During 2003, along with the entire banking industry, Boston Private managed through declining rates. For Boston Private, net interest margin declined 53 basis points to 3.47% for the fourth quarter, down from 4.00% for the fourth quarter of 2002. While margin compression negatively impacted earnings in the short-term, our continued success in organic business growth should result in an increased net interest margin if interest rates remain flat or rise.

        Deposits.    In 2003, Boston Private's deposits grew 18.4% to $1.7 billion from $1.4 billion in 2002. During that same time, the cost of deposits declined 54 basis points to 1.18% during 2003 because the mix of deposits improved and interest rates declined. The Company's five-year compound annual growth rate in deposits is 22.8%. This strong growth is attributed to the strength of the banking markets in which Boston Private Bank and Borel compete and continue to grow their businesses.

        Loans.    During 2003, Boston Private's loan portfolio grew $310.8 million or 23.9% to $1.6 billion, as compared to $1.3 billion in 2002. The commercial portfolio grew 30.2%, to $880.6 million, up from $676.2 million in 2002.

        The Banks' commercial loan portfolio at the end of 2003 consisted of the following types of loans:

	December 31, 2003
	(In millions)
Commercial Loans:
Amortizing commercial real estate loans	$498.0	56.6%
Loans secured by cash and securities	104.3	11.8
Commercial and industrial loans	88.4	10.0
Construction loans	79.8	9.1
Residential investment property	55.3	6.3
Professional service firms	33.5	3.8
Unsecured loans	21.3	2.4

Total Commercial Loans	$880.6	100%

        The residential loan portfolio was $651.2 million or 40.4% of the combined loan portfolio and the average loan size was approximately $543,000. At the end of 2003, home equity loans accounted for $65.5 million or 4.1% of the combined portfolio and consumer or unsecured loans were $15.2 million or 1.0% of the total portfolio.

        Loan Quality.    Boston Private considers credit quality to be an extremely important priority in managing the Company's loan portfolio. At the end of 2003, the ratio of nonperforming loans to total loans was 0.08% and the allowance for loan losses to total loans was 1.25%. The total allowance for loan losses is $20.1 million, representing coverage of 15 times our nonperforming loans of $1.3 million. This reserve is in line with the Company's loan growth for the period and consistent with Boston Private's methodology. In 2003, Boston Private had net loan charge offs of $33,000.

Investment Management

        The Company owns three investment management firms: Westfield, BPVI, and Sand Hill. In addition, Boston Private Bank and Borel have similar investment management divisions. RINET provides financial planning but also provides investment management services though many of their managed investments are in mutual funds. For 2003, the Company's revenues from investment management fees were 36.9% of total revenues.

        Investment Performance.    Investment performance is an important driver of new business growth and client retention. Each client has individual objectives for their portfolio. Assets under management ("AUM") at Boston Private are directly managed by our investment management firms.

        Boston Private's growth in AUM in 2003 was significant. The Company's AUM reached record heights of $11.0 billion, up 70.3% over 2002. The components of this growth and the impact of new business on AUM can be seen in the table below:

	2003		2002
	AUM	% of Beg. AUM	AUM	% of Beg. AUM
	(In millions)
AUM at beginning of year	$6,441		$6,529
Net new business	2,244	34.8%	923	14.1%
Market appreciation (depreciation)	2,045	31.7%	(1,123)	(17.2)%
Acquisitions	236	3.7%	112	1.7%

Total increase (decrease) for the year	4,525	70.3%	(88)	(1.3)%

Consolidated AUM at December 31, 2003	$10,966		$6,441

Unconsolidated Affiliate AUM:
Coldstream Capital Management	510		387

Total AUM including unconsolidated affiliates	$11,476		$6,828

        Net new business.    New asset management sales, which include new investment management accounts and net new contributions to existing investment management accounts, less lost accounts, for 2003 were $2.2 billion, a 34.8% increase over AUM at December 31, 2002. In addition, net new sales for the year were more than 78.1% higher than the net new sales of 2001 and 2002 combined.

        Market impact.    The Company considers market impact to be the measure of the effect of market conditions on its base of investment management assets. In 2003, market values experienced a significant shift which began in the second quarter and improved through the end of the year. The effect of this increase in market valuation resulted in the increase of Boston Private's asset values by $2.0 billion or 31.7% for the year. During this same timeframe, the S&P 500 Index increased 26.3%. The composition of the AUM as of December 31, 2003 is shown below. Almost 74.6% of the AUM are equities, therefore any change in the stock market will have a significant impact on the value of the AUM and the related management fees since fees are typically a percentage of AUM.

Boston Private Financial Holdings, Inc.
AUM—Asset Mix by Affiliate
December 31, 2003

	Total	Equities		Fixed Income		Cash		Other
	(In millions)
Boston Private	$1,986	$854	43.0%	$973	49.0%	$159	8.0%	—	—
Borel	538	176	32.7%	127	23.6%	87	16.2%	$148	27.5%
Westfield	6,153	5,815	94.5%	61	1.0%	277	4.5%	—	—
SandHill	710	290	40.8%	281	39.6%	108	15.2%	31	4.4%
BPVI	779	578	74.2%	136	17.5%	64	8.2%	1	0.1%
Rinet	800	463	57.9%	179	22.4%	158	19.8%	—	—

Total	$10,966	$8,176	74.6%	$1,757	16.0%	$853	7.8%	$180	1.6%

        Acquisition of assets.    From time to time, the Company acquires assets through acquisition of an investment management business and through the hiring of senior professionals who bring assets to the Boston Private organization. The Company acquired $236 million in investment management assets in 2003 which increased AUM by 3.7%.

        Over the past five years, the compound annual growth rate on Boston Private's AUM was 24.6%. At the end of 2003, AUM reached $11.0 billion and consisted of 74.6% equities, 16.0% fixed income, 8% cash and 1.6% trust properties.

        Investment Management Fees.    Our AUM are directly managed by our investment management firms. These firms manage separate accounts for high net worth individuals and institutions, foundations and endowments. In 2003, revenues from investment management fees were $49.4 million, up 29.8% from $38.1 million in 2002. Incentive performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A significant portion of most performance fees are paid to the portfolio managers.

Financial Planning

        Boston Private owns one financial planning firm, RINET. The Company also has a 27% minority interest in Coldstream Holdings, the parent company of Coldstream Capital. Both firms offer financial planning capabilities which Boston Private considers to be an important component of the Company's regionally based wealth management strategy. Financial planning adds profitable fee income to Boston Private's revenue base that is more resistant to fluctuations in market conditions in comparison to investment management businesses since financial planning fees are usually not tied to the market value of assets under management. The firms offer an open architecture approach and capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. Financial planning fees were 5.2% of the Company's 2003 revenues.

        Boston Private segregates noninvestment management fee revenues between recurring fees, which include financial planning fees, cash administration fees and private banking fees, and nonrecurring fees, which are comprised of mortgage loan sales, earnings from equity investments, and securities gains.

        In 2003, recurring fees were up 15.6% to $11.1 million as compared to $9.6 million in the prior year. Financial planning fees, which comprise 62.7% of these recurring fees, increased 18.0%, to $6.9 million for the full year 2003 over $5.9 million in 2002. Most of the remaining increase in recurring fees in 2003 was due to commercial lending fees. In the aggregate, recurring fees have increased at a compound annual growth rate of 16.9% over the past five years.

        Boston Private recorded $5.6 million in nonrecurring fees in 2003, which consists primarily of $2.5 million of realized investment gains and $2.9 million of gains on sales of mortgages. The ability to underwrite loans for sale was a business driver during 2003 and allowed the Company to book profitable fee income while helping to mitigate interest rate risk. If the slow down in refinancing activity that started in the last half of 2003 continues, this source of fee income will decrease.

III. Growth

        Boston Private is pursuing what management believes is a tremendous market opportunity. Following is a description of the Company's target markets.

        High Net Worth Households.    Boston Private considers high net worth households to be those with at least $2 million of investable assets. Boston Private considers these high net worth individuals and their families to be newly affluent, with wealth created after World War II, and/or wealth in transition where control of family wealth has recently been passed to the next generation, and/or established wealth where families have been preserving wealth over generations.

        Institutions & Intermediaries.    Boston Private considers corporate defined benefit plans, defined contribution plans and profit sharing plans and subadvisory relationships to be attractive target clients in the institutional marketplace. Additionally, our affiliates also target small businesses with approximately $5 million to $100 million in annual sales. Key intermediaries include lawyers, venture capital firms and accountants as they provide access to clients who by nature of their businesses often require complex and comprehensive financial services.

        Foundations & Endowments.    Boston Private considers private/public foundations and endowments of at least $5 million and above to be attractive clients to target for wealth management services. In addition to servicing the foundations and endowments directly, the Company seeks to access additional high net worth individuals that manage and advise these organizations.

        Boston Private's mission is to build a national wealth management enterprise that delivers a comprehensive set of financial services on a local platform. To achieve these results, the company has identified three key growth objectives.

        Growth by Acquisitions.    The Company has identified top geographies in the United States where it plans to form clusters of financial services companies that meet the private banking, investment management and financial planning requirements of the wealth management marketplace. By forming clusters of companies, Boston Private seeks to replicate the success it has achieved in New England and Northern California.

        The Company's bank supervisory and regulatory authorities regulate any acquisitions the Company seeks to make, and in many cases, approval by these authorities is required prior to the consummation of such acquisitions. See Part II, Item 8 "Financial Statements and Supplementary Data in Note 21-Regulatory Matters of the Notes to Consolidated Financial Statements."

        Boston Private and its nonbank subsidiaries are subject to the supervision, examination, reporting and regulatory requirements of the BHCA and the regulations of the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a bank holding company and in analyzing applications upon which it acts. The Federal Reserve Board's capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject to certain limitations), less goodwill and other non-qualifying intangible assets.

        When the Company makes acquisitions, especially investment management firms, a significant portion of the purchase price will typically be allocated to goodwill and intangible assets, particularly investment advisory contracts. Tier I capital is reduced for these intangible assets. Accordingly, the Company must consider both capital adequacy as well as cash availability in order to consummate any acquisitions. This is a constraint that is not applicable to many of the Company's competitors in the marketplace and could negatively impact the Company's ability to execute on its acquisition strategy in a timely and efficient manner.

        Organic Growth.    Net new sales are critical to each affiliate achieving its growth goals. By investing in additional capabilities that add to core strengths, Boston Private and its affiliates are focused on building critical mass within each regional cluster and investing in activities that promote organic growth, such as adding complementary products/services. Where possible, the Company will seek to capitalize on synergies and cross selling opportunities within these regional clusters, however these efforts are not expected to be critical drivers of the Company's growth.

        Affiliate Management by Boston Private.    The management of Boston Private has structured the governance of its affiliate enterprise to promote autonomy and independence in its affiliates. The

Company expects each affiliate to meet the highest level of corporate governance mandates and expects each affiliate to adhere to the operational standards of the highly regulated financial services industry.

        In summary, Boston Private operates in a rapidly growing and competitive wealth management market. By acquiring quality firms and growing these businesses organically, the Company seeks to provide financial services capabilities that meet all stages of the wealth management financial lifecycle.

IV. FINANCIAL CONDITION

A. Liquidity

        Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Below are the schedules of the Company's contractual obligations and commercial commitments as of December 31, 2003.

	December 31, 2003 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Federal Home Loan Bank Borrowings	$197,850	$6,344	$33,086	$67,403	$91,017
Capital lease obligations	22,678	6,396	7,602	4,106	4,574
Deferred contractual obligations	2,744	1,755	989	—	—
Bonus and commissions	13,828	13,828	—	—	—
Data processing	3,255	3,255	—	—	—
Other long-term obligations	1,130	588	292	91	159

Total contractual obligations at December 31, 2003	$241,485	$32,166	$41,969	$71,600	$95,750

Post December 31, 2003 year end:
Deferred contractual purchase obligations (1)	$88,549	$71,733	$7,578	$6,144	$3,094

(1)
The post-December 31, 2003 obligations of $88.5 million are liabilities which occurred in February 2004 and are contractual obligations in connection with the cash payments due from the Company for the three acquisitions, BOS, DGHM and FSB.

	December 31, 2003 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other commercial commitments
Lines of credit and commitments to originate loans	$442,590	$299,988	$46,190	$26,887	$69,525
Standby letters of credit	16,714	13,064	2,259	359	1,032
Standby repurchase obligations	65,770	65,770	—	—	—
Forward commitments to sell loans	16,569	16,569	—	—	—

Total commercial commitments	$541,643	$395,391	$48,449	$27,246	$70,557

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At

December 31, 2003, consolidated cash and cash equivalents, money market investments, and securities available for sale amounted to $490.2 million, or 22.3% of total assets of the Company.

        Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The "Holding Company" is defined as Boston Private on an unconsolidated basis. The Holding Company's primary sources of funds are dividends from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit and access to the money and capital markets. During 2003, the Company renegotiated its existing line of credit with a correspondent bank. The amount available to borrow under the resulting line of credit was increased from $15 million to $24 million. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Company. The Company is required to maintain various minimum capital and loan loss ratios in conjunction with the revolving credit agreement. As of December 31, 2003, there were no borrowings under this line of credit. The Company utilized this line of credit in early 2004, to fund working capital requirements which were impacted by the business acquisitions. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

        In December 2003, the Company sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. Net proceeds of the sale after deducting estimated underwriting expenses were approximately $47.4 million and were invested by the Company in liquid short term government agency securities. Management used the stock sale proceeds to fund the purchase of several businesses during the first quarter of 2004. In connection with the stock sale, the Company entered into a forward stock sale agreement pursuant to which a counterparty agreed to borrow and sell an additional 2.3 million shares of the Company's common stock. The Company can obtain the additional funds from these shares under the forward sale agreement which provides for settlement on a settlement date or dates to be specified at the Company's discretion until December 11, 2004, at an initial forward sale price of $22.89 per share. See Part II, Item 8 "Financial Statements and Supplementary Data in Note 24 Common Stock of the Notes to the Consolidated Financial Statements."

        Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Item 5, "Dividends." Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

        Bank liquidity.    In general, Boston Private Bank maintains a liquidity target of 10% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston, and as such, had access to both short and long-term FHLB borrowings of up to $255.5 million at December 31, 2003. In addition, Boston Private Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other correspondent banks. These additional available unused credit facilities totaled approximately $262.5 million at December 31, 2003. Liquid assets (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $350.9 million, which equals 24.6% of Boston Private Bank's total liabilities and 22.9% of Boston Private Bank's total assets. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

        Borel maintains a minimum liquidity target of 15% of total assets. Borel is a member of the FHLB of San Francisco, and as such, had access to short and long term borrowings from the FHLB of up to $10.1 million at December 31, 2003. Borel also had available credit from other correspondent banks of $15.0 million as of December 31, 2003. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2003, liquid assets, i.e. cash and due from banks, federal funds sold, and investment securities, totaled $91.0 million, or 17.2% of Borel's total liabilities and 15.8% of its total assets. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

        Holding Company Liquidity.    At December 31, 2003, the estimated cash outlay related to the Company's deferred purchase obligations was approximately $2.7 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over 3-5 years.

        During February 2004, the Company acquired ownership interests in several businesses, as more fully described in Part II, Item 8 "Financial Statements and Supplementary Data in Note 25 Subsequent Events to the Notes to the Consolidated Financial Statements." In connection with these business acquisitions, the Company paid cash in the amount of approximately $55.0 million in February 2004. To provide additional working capital, the Company borrowed $5 million under its existing $24 million line of credit during February 2004.

B. Capital Resources

        Total stockholders' equity of the Company at December 31, 2003 was $235.5 million, compared to $167.4 million at December 31, 2002 an increase of $68.1 million. The dollar increase was primarily the result of our capital stock offering of 2.1 million shares, with net proceeds of $47.4 million, combined with our current year earnings, proceeds from options exercised and common stock issued in connection with stock grants to employees. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

        As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2003, the Company's Tier I leverage capital ratio stood at 9.66%, compared to 8.16% at December 31, 2002. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. According to these standards, the Company had a Tier I risk-based capital ratio of 13.82% and a Total risk-based capital ratio of 15.07% at December 31, 2003. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 2003 and 2002. See Part I, Item 1, "Business—Bank Regulatory Considerations—Certain Restrictions on Activities and Operations of Boston Private—Capital Requirements."

        The primary driver for the overall increase in the Company's capital ratios, as compared to the prior year end, was the December 2003 common stock offering. The Company anticipates some variability in its capital ratios during the year due to changing working capital needs and the effects of additional capital that will be added pursuant to the Forward Stock Sale agreement as described in Part II, Item 8 "Financial Statements and Supplementary Data in Note 24 Common Stock of the Notes to the Consolidated Financial Statements."

        At December 31, 2003, Boston Private Bank's Tier I leverage capital ratio stood at 6.60%, compared to 6.61% at December 31, 2002. According to the Federal Reserve Board standards, Boston Private Bank had a Tier I risk-based capital ratio of 10.03% and a Total risk-based capital ratio of 11.28% at December 31, 2003. This compares to a Tier I risk-based capital ratio of 10.11% and a Total risk-based capital ratio of 11.36% at December 31, 2002. Boston Private Bank was considered to be

"well capitalized" as of December 31, 2003 and 2002. The Company made a capital contribution to Boston Private Bank of $500,000 in September 2003.

        At December 31, 2003, Borel's Tier I leverage capital ratio stood at 8.08%, compared to 8.20% at December 31, 2002. According to the Federal Reserve Board standards, Borel had a Tier I risk-based capital ratio of 9.03% and a Total risk-based capital ratio of 10.26% at December 31, 2003. This compares to a Tier I risk-based capital ratio of 10.10% and a Total risk-based capital ratio of 11.35% at December 31, 2002. Borel was considered to be "well capitalized" as of December 31, 2003 and 2002. Borel made two dividend payments to the Company totaling $2.0 million during 2003 and the Company made capital contributions to Borel of $3.0 million in December 2003.

C. Condensed Consolidated Balance Sheet and Discussion

	December 31,
			Increase/ Decrease	% Change
	2003	2002
	(Dollars in thousands)
Assets:
Total cash and investments	$501,356	$428,389	$72,967	17.0%
Loans held for sale	4,900	30,923	(26,023)	-84.2%
Total loans	1,612,564	1,301,726	310,838	23.9%
Less allowance for loan losses	(20,172)	(17,050)	(3,122)	18.3%

Net loans	1,592,392	1,284,676	307,716	24.0%
Other assets	97,649	76,753	20,896	27.2%

Total assets	$2,196,297	$1,820,741	$375,556	20.6%

Liabilities:
Deposits	$1,658,461	$1,400,333	$258,128	18.4%
Total Borrowings	263,620	218,389	45,231	20.7%
Other Liabilities	38,764	34,637	4,127	11.9%

Total liablilities	1,960,845	1,653,359	307,486	18.6%
Total Stockholder's Equtiy	235,452	167,382	68,070	40.7%

Total liablilities and stockholder's equity	$2,196,297	$1,820,741	$375,556	20.6%

        Total Assets.    Total assets increased $375.6 million, or 20.6%, to $2.2 billion at December 31, 2003 from $1.8 billion at December 31, 2002. This increase was primarily driven by deposit growth, which was used to fund new commercial and residential loans. Deposit growth alone however, was not enough to fund new asset growth for the year so the Company increased its borrowings. FHLB borrowings increased $52.5 million. These FHLB borrowings are longer term fixed rate commitments which enable us to better manage interest rate risk.

        Investments.    The cash and investment securities portfolio increased $72.9 million from the prior year. Municipal bond holdings were increased $93.4 million and money market investments were reduced $35.0 million as the municipal bond holdings offered a better after tax yield. Overall Boston Private acquires securities for various purposes, in addition to providing a source of income through investment or resale, securities are used to manage interest rate and liquidity risk. Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, and stock in the Federal Home Loan Bank) were $501.3 million, or 22.8% of total assets, at December 31, 2003.

        Investment maturities and sales provided $241.6 million of cash $347.9 million was spent on new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and the Company's liquidity. As of December 31, 2003, all investments except the $2.0 million housed within the Rabbi Trust are classified as available for sale, see Part II, Item 8 "Financial Statements and Supplementary Data in Note 15 Employee Benefits—Deferred Compensation Plan of the Notes to Consolidated Financial Statements." The investment portfolio carried a total of $4.1 million of net unrealized gains at December 31, 2003, compared to $7.5 million of net unrealized gains at December 31, 2002. The decrease of $3.4 million (pretax) is due mostly to the sale of securities and changes in interest rates. Due to the rise in interest rates at the end of 2003, the change in unrealized gains for 2003 was actually a reduction in the unrealized gain of $866,000. Management periodically evaluates the investment alternatives to properly manage the overall balance sheet and its related risks. Currently Boston Private is moving towards short-term investments based on the market and because we see evidence that interest rates are beginning to rise.

        Loans Held for Sale.    Loans held for sale decreased $26.0 million, or 84.2%, to $4.9 million at December 31, 2003 from $30.9 million at December 31, 2002. This decrease was a result of a late year decline in the demand for fixed rate mortgages. Boston Private Bank sells virtually all of its fixed rate loans and holds all variable rate loans to mitigate interest rate risk.

        Loans.    Total portfolio loans increased $310.8 million, or 23.9% for the fiscal year 2003 to $1.6 billion, or 73.4% of total assets, at December 31, 2003, compared with $1.3 billion, or 71.5% of total assets, at December 31, 2002. Both the commercial and residential mortgage loan portfolios continued to experience growth due to the demand for financing. Residential lending in the New England area continued to experience growth both in the refinancing and purchase markets due to the low interest rate environment.

        Commercial loans increased $204.4 million, or 30.2%, to $880.6 million at December 31, 2003 from $676.2 million at December 31, 2002. The increase in the commercial loan portfolio was due to a combination of very low interest rates, a relatively healthy economy, and the continued uncertainty in the marketplace caused by bank merger activity. As a result of this marketplace uncertainty, Boston Private Bank was able to hire experienced lenders and increase market share. In addition, Boston Private Bank has reached the size where they are now capable of making larger loans, therefore creating a wider spectrum of potential commercial borrowers. Net new commercial loan growth has remained approximately equal between commercial real estate and commercial and industrial loan types, which diversifies the credit risk of the loan portfolio.

        Residential mortgage loan rates were at historic low levels during 2003, which resulted in extremely high prepayment speeds due to the large volume of refinancing activity in the marketplace. Gross new loan originations of mortgage loans were the highest they have ever been in the Company's history, however due to the prepayment speeds and loan sales; net mortgage loan growth only increased $107.1 million, or 19.7%, to $651.3 million at December 31, 2003, from $544.2 million at December 31, 2002. Residential mortgages accounted for 40.4% of total loans and the average loan size was approximately $543,000, compared to 2002 where residential loans were 41.8% of our portfolio and an average loan size of $559,000.

        Deposits.    The Company experienced an increase of $258.1 million, or 18.4%, in deposits during 2003, to $1.7 billion, or 75.5% of total assets, at December 31, 2003 from $1.4 billion, or 76.9% of total assets, at December 31, 2002. The growth in deposits can be attributed to strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products. Boston Private believes clients are seeking more stable investment opportunities in bank deposits due to the current uncertainty in the marketplace. In addition, the Company's five-year compound annual growth rate in deposits has been 23.0%. This is attributed to the strength of the banking markets in which the Company competes as Boston Private Bank and Borel Private Bank continue to increase their market share.

        Borrowings.    To better manage interest rate risk and to help protect the Company's net interest margin, the Company utilizes FHLB fixed rate borrowings to fund a portion of our assets. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), and FHLB borrowings) increased $45.2 million, or 20.7%, during 2003 to $263.6 million from $218.4 million at December 31, 2002. This increase was primarily driven by FHLB borrowings, which was offset by a $7.3 million decrease in repurchase agreements. FHLB borrowings increased $52.5 million in 2003 compared to $21.1 million in 2002. Boston Private believes that interest rates will begin to rise; therefore the Company intends to reduce interest rate risk associated with longer term loans and other longer term assets by borrowing long term at the current low fixed rates.

D. Asset Quality

        The Company's nonperforming assets include nonperforming loans and other real estate owned ("OREO"). Nonperforming loans include both nonaccrual loans and loans past due 90 days or more but still accruing. The following table sets forth information regarding nonperforming loans, other real estate owned, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans accounted for on a nonaccrual basis	$1,311	$1,057	$904	$1,303	$1,317
Loans past due 90 days or more, but still accruing	—	—	—	—	—
Total nonperforming loans	1,311	1,057	904	1,303	1,317
Other real estate owned	—	—	—	—	—
Total non-performing assets	$1,311	$1,057	$904	$1,303	$1,317
Delinquent loans 30-89 days past due	$3,686	$3,981	$3,650	$3,980	$2,160
Nonperforming loans as a % of total loans	0.08%	0.08%	0.08%	0.15%	0.19%
Nonperforming assets as a % of total assets	0.06%	0.06%	0.06%	0.10%	0.15%
Delinquent loans 30-89 days past due as a % of total loans	0.23%	0.31%	0.33%	0.45%	0.32%

E. Risk Elements of the Loan Portfolio

        The Banks discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

        NonPerforming Assets.    At December 31, 2003, the Banks had nonperforming assets of $1.3 million which were 0.06% of total assets, representing an increase of $254,000 or 24.0%, at December 31, 2002. As of December 31, 2003 and 2002, the Company's nonperforming assets consisted entirely of nonaccruing loans. The Company continues to evaluate the underlying collateral of each nonperforming loan and pursues the collection of interest and principal. Also see Part II, Item 8,—"Financial Statements and Supplementary Data—Notes 7 and 8 to Consolidated Financial Statements" for further information on nonperforming assets.

        Delinquencies.    At December 31, 2003, $3.7 million of loans were 30 to 89 days past due, a decrease of approximately $295,000 or 7.4%, from the $4.0 million at December 31, 2002. Most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

        Potential Problem Loans.    The Banks' management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At December 31, 2003, the Company had classified $8.8 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $5.1 million at December 31, 2002. The 2003 balance is primarily attributable to three large commercial credits. The borrower's operating performance is below budget for all three credits, however, all payments have been made as agreed and Boston Private Bank believes there is adequate collateral and guarantees to cover its position.

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

F. Off-Balance Sheet Arrangements

        The Company and its subsidiaries own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by one of the Company's investment adviser subsidiaries. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

        In December 2003, the Company entered into a forward stock sale agreement that gives the Company the ability to sell 2.3 million shares of the Company's common stock at the Company's discretion until December 11, 2004, at an initial forward sale price of $22.89 per share. In effect this agreement locks in the Company's cost of capital. If the Company's stock price were to fall prior to settlement the Company could still receive $22.89 per share, adjusted for imputed interest and dividends. If the company's stock price were to rise the Company would be obligated to either sell at the same $22.89 per share, adjusted for imputed interest and dividends, or make a payment to the counterparty. For additional information see Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations—Liquidity" and Part II, Item 8 "Financial Statements and Supplementary Data Note 24 to the Consolidated Financial Statements."

        There are no additional off-balance sheet arrangements except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data—Note 17 to the Consolidated Financial Statements."

G. Income/Expense

        In 2003, Boston Private demonstrated strong growth in the fundamental drivers of its business within the Company's control. The Company is also strategically aligned to benefit from stock market appreciation while continuing to manage the impact of a low interest rate environment.

        For the full year 2003, net income was $21.8 million or $0.92 per diluted share. Earnings were reduced due to $3.0 million in costs stemming from a retroactive tax assessment as well as abandoned lease costs. Adjusted earnings for 2003 excluding these items were $24.8 million or $1.05 per diluted share, up 2.9% from $1.02 per diluted share in 2002.

        2003 Adjusted Earnings:    Management uses certain non-GAAP financial measures, such as adjusted earnings to provide information for investors to effectively analyze financial trends of ongoing business activities. Adjusted earnings at the Company have increased for eleven years at a compounded annual growth rate of 19%. Adjusted earnings exclude significant unusual items such as acquisition costs, and the retroactive tax assessment mentioned earlier. The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjust net income and earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs which management believes are outside the Company's core operational results. The Company believes presentation of these adjusted earnings enhances an overall understanding of its historical financial performance and future prospects. Management uses these non-GAAP measures as a basis for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes they can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	December 31, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
	(In thousands)
Revenues	$133,849	$—	$—	$133,849
Allowance for Loan Losses	3,155	—	—	3,155
Expenses	96,067	(244)	(2,375)	93,448

Pretax Income	34,627	244	2,375	37,246
Income Tax Expense (benefit)	12,804	(1,194)	831	12,441

Net Income	$21,823	$1,438	$1,544	$24,805

Diluted Earnings per share	$0.92	$0.06	$0.07	$1.05

        In addition to expenses related to adjustments, Boston Private's earnings in 2003 were impacted by the declining interest rate environment.

  1.    Rate/Volume Analysis

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

Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	2003 vs. 2002 Change Due To			2002 vs. 2001 Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and cash equivalents	$(267)	$477	$210	$(1,296)	$(891)	$(2,187)
Investments	(2,671)	2,758	87	(4,591)	690	(3,901)
Loans:
Commercial	(5,217)	10,867	5,650	(8,061)	7,449	(612)
Residential mortgage	(6,177)	3,282	(2,895)	(3,236)	8,519	5,283
Home equity and other	(528)	(137)	(665)	(1,227)	458	(769)

Total interest income	(14,860)	17,247	2,387	(18,411)	16,225	(2,186)

Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(144)	$76	$(68)	$(536)	$133	$(403)
Money market	(3,738)	2,988	(750)	(9,825)	3,697	(6,128)
Certificates of deposit	(2,035)	(14)	(2,049)	(4,913)	(212)	(5,125)
Borrowed funds	(554)	2,071	1,517	(1,763)	1,363	(400)

Total interest expense	(6,471)	5,121	(1,350)	(17,037)	4,981	(12,056)

NET INTEREST INCOME	$(8,389)	$12,126	$3,737	$(1,374)	$11,244	$9,870

  2.    Net Interest Income and Margin

        Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-

earning assets. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2003, 2002, and 2001.

	Years Ended December 31
	2003			2002			2001
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits	$76,419	$875	1.15%	$37,060	$607	1.64%	$64,621	$2,794	4.32%
Investments (1)	412,150	13,201	3.20%	318,551	12,615	3.96%	303,614	16,804	5.53%
Loans: (2)
Commercial	764,585	45,715	5.98%	588,754	39,808	6.76%	489,031	40,420	8.27%
Residential mortgage	604,559	31,277	5.17%	548,290	34,171	6.23%	415,382	28,888	6.95%
Home equity and other	78,456	4,301	5.48%	80,745	4,966	6.15%	74,430	5,735	7.72%

Total earning assets	1,936,169	95,369	4.93%	1,573,400	92,167	5.86%	1,347,078	94,641	7.03%

Allowance for loan losses	(18,481)			(15,751)			(12,857)
Cash and due from banks	41,617			39,742			43,664
Other assets	92,025			74,976			66,267

Total assets	$2,051,330			$1,672,367			$1,444,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Savings and NOW	$213,666	$382	0.18%	$172,606	$493	0.29%	$147,566	$897	0.61%
Money market	862,224	10,517	1.22%	654,546	11,225	1.71%	521,168	17,353	3.33%
Certificates of deposit	253,659	4,830	1.90%	254,171	6,878	2.71%	258,820	12,003	4.64%
Borrowed funds	250,318	9,186	3.67%	194,687	7,669	3.94%	164,024	8,068	4.92%

Total interest-bearing liabilities	1,579,867	24,915	1.58%	1,276,010	26,265	2.06%	1,091,578	38,321	3.51%

Noninterest bearing demand deposits	260,082			219,774			187,440
Payables and other liabilities	31,969			21,979			25,764
Total liabilities	1,871,918			1,517,763			1,304,782
Stockholders' equity	179,412			154,604			139,370

Total liabilities and stockholders' equity	$2,051,330			$1,672,367			$1,444,152

Net interest income		$70,454			$65,902			$56,320
Interest rate spread			3.35%			3.80%			3.52%
Net interest margin			3.64%			4.19%			4.18%

(1)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $2.7 million, $1.9 million, and $2.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

(2)
Loans held for sale and nonaccrual loans are included in average loan balances.

  3.    Condensed Consolidated Statement of Operations

	Year Ended December 31,			2003		2002
	2003	2002	2001	Inc. (dec.)%		Inc. (dec.)%
	(Dollars in thousands, except share data)
Net interest income	$67,765	$64,028	$54,158	$3,737	5.8%	$9,870	18.2%
Provision for loan losses	3,155	2,495	3,010	660	26.5%	(515)	-17.1%

Net interest income after provision for loan losses	64,610	61,533	51,148	3,077	5.0%	10,385	20.3%

Fees and other income:
Investment management and trust fees	49,426	38,086	38,115	11,340	29.8%	(29)	-0.1%
Financial planning fees	6,951	5,893	5,040	1,058	18.0%	853	16.9%
Other fees	1,599	1,667	1,961	(68)	-4.1%	(294)	-15.0%

Total fees	57,976	45,646	45,116	12,330	27.0%	530	1.2%

Gain on sale of loans, net	2,854	2,609	1,092	245	9.4%	1,517	138.9%
Gain on sale of investment securities	2,508	1,619	3,431	889	54.9%	(1,812)	-52.8%
Other income	2,746	1,994	1,632	752	37.7%	362	22.2%

Total fees and other income	66,084	51,868	51,271	14,216	27.4%	597	1.2%

Total revenues	130,694	113,401	102,419	17,293	15.3%	10,982	10.7%

Operating expenses
Salaries and employee benefits	62,668	52,494	45,952	10,174	19.4%	6,542	14.2%
Occupancy and Equipment	15,634	11,467	7,945	4,167	36.3%	3,522	44.3%
Professional services	5,265	3,269	3,745	1,996	61.1%	(476)	-12.7%
Other expenses	12,500	11,533	25,539	967	8.4%	(14,006)	-54.8%

Total operating expenses	96,067	78,763	83,181	17,304	22.0%	(4,418)	-5.3%

Income before income taxes	34,627	34,638	19,238	(11)	0.0%	15,400	80.0%
Income tax expense	12,804	10,893	7,692	1,911	17.5%	3,201	41.6%

Net Income	$21,823	$23,745	$11,546	$(1,922)	-8.1%	$12,199	105.7%

Earnings per diluted share	$0.92	$1.02	$0.50	$(0.10)	-9.8%	$0.52	104.0%

  4.    Comparison of Years Ended December 31, 2003 and 2002

        Net Income.    The Company reported net income for 2003 of $21.8 million, or $0.92 per diluted share. These earnings were reduced for costs of approximately $3.0 million (net of tax), or $0.13 per diluted share for costs related to a retroactive state tax increase and an abandoned lease. Approximately $0.06 per share related to the enactment of the retroactive Massachusetts tax increase, and $0.07 for the lease abandonment. Net income, excluding both of these special items, would have been $24.8 million, or $1.05 per diluted share, an increase of 4.5% in net income and 2.9% in earnings per share when compared to net income of $23.7 million, or $1.02 per share for the year ended December 31, 2002. The increase of $1.1 million in adjusted net income was the result of the Company's operational growth. The Company recognized 70.3% growth in our AUM and 20.6% growth in our balance sheet, which was fueled by deposit growth of 18.4% and loans of 24.0%.

        REIT Tax Charge.    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with the cost attributable to 1999-2002 of this agreement the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the additional state taxes and interest, net of deferred and federal tax savings.

        Lease Abandonment.    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense of approximately $1.5 million or $0.07 per share.

        Net Interest Income.    Net interest income increased $3.7 million, or 5.8%. The increase was attributable to the increased business volumes which added approximately $12.1 million of interest income and was partially offset by reduced interest rates, which decreased net interest income by approximately $8.4 million.

        Interest and Dividend Income.    Interest and dividend income increased $2.4 million, or 2.6% in 2003 as a result of increases in interest income on commercial loans and interest income from nontaxable investment securities, offset by the decreases in residential mortgages, home equity and other loan income.

        Interest income on commercial loans increased $5.9 million, or 14.9% in 2003 as a result of a 29.9% increase in average balances and an 11.5% decrease in average yield. The increase in the average balance of commercial loans was due to a combination of very low interest rates, a relatively healthy economy, and the continued uncertainty in the marketplace caused by bank merger activity. The Banks are now at a size that they are able to make larger loans and accommodate a greater universe of commercial borrowers.

        Interest income from residential mortgage, home equity and other consumer loans decreased $3.6 million, or 9.1% as a result of an 8.6% increase in average balances and a 16.4% decrease in average yield, when compared to 2002. Residential mortgage loan rates saw a 106 basis point reduction in the average yield of the mortgage portfolio. Gross new loan originations of approximately $349 million were due to increased prepayment speeds. The net loan growth in residential mortgage loans and home equity and other loans was $106 million.

        Investment income on nontaxable investment securities increased 27.8% in 2003 as a result of a 70.0% increase in average balances and a 24.3% decrease in average yield. During 2003, Boston Private Bank purchased municipal bonds to leverage its excess capital and improve earnings. These assets provide the best after-tax return to the Bank compared to other investments with similar terms.

        Interest Expense.    Interest paid on deposits and borrowings decreased $1.4 million, or 5.1%, in 2003 as a result of a decrease of 23.3%, or 48 basis points in the average cost of interest bearing liabilities, and a 23.0% increase in average balances.

        Provision for Loan Losses.    The provision for loan losses increased $660,000 or 26.5%, to $3.2 million for 2003, from $2.5 million for 2002. These provisions reflect continued loan growth and a low level of nonperforming assets. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs net of recoveries were $33,000 compared to recoveries net of charge-offs of $34,000, for the same period in 2002. Charge-offs for 2003 were $114,000, which is one half of the 2002 charge-offs of $228,000 as there was a large recovery included in the 2002 activity.

        Fees and Other Income.    Total fees and other income increased $14.2 million, or 27.4%. This increase is primarily attributable to the increases in our investment management and trust fees. Financial planning fees, the gain on the sale of investment securities and other income also contributed to the increase, although to a much lesser degree.

        Investment management and trust fees increased $11.3 million, or 29.8%. This increase was due to an increase in AUM which was caused by, net new business, rising markets and AUM from acquisitions.

        Financial planning fees increased $1.1 million, or 18.0%, this increase is attributable to both new business and special billings.

        Gains from the sale of loans were $2.9 million for 2003, a 9.4% increase over 2002. Demand for mortgage loan refinancings has slowed as mortgage rates stopped declining and increased slightly at year end 2003.

        Gain on sale of investments increased $889,000, or 54.9%. The increase was attributable to taking profits on our fixed rate investments as rates declined in 2003. The weighted average remaining life of investment securities available for sale at December 31, 2003 was 3.83 years, which is 17.5% longer than the average remaining life at year end 2002. Most of the increase in investments went into municipal bonds which tend to have longer lives.

        Operating Expenses.    Total operating expenses of $96.1 million includes a reserve of $244,000 for the interest associated with the retroactive Massachusetts Tax increase and the lease abandonment costs of $2.4 million. Excluding both of these special items operating expenses would have been $93.4 million, an increase of $14.7 million, or 18.6%. This increase is primarily driven by increases in salary and employee benefit costs of $10.2 million, professional service expenses of $2.0 million, and occupancy and equipment expenses of $1.8 million.

        Salaries and employee benefits increased $10.2 million, or 19.4% from $52.5 million to $62.7 million in 2003. This increase was due to a 10% increase in the number of employees due to the growth of the business, increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon. There is additional variable compensation related to the new investment advisory, banking and financial planning business and on the increased profits that come from that business.

        Occupancy and equipment expense was $15.6 million in 2003. Excluding the lease abandonment costs of $2.4 million, occupancy and equipment expense would have been $13.2 million, an increase of $1.7 million, or 14.8%. The increase was primarily attributable to new offices for the Company's private banking business as well as continued investments in technology.

        Professional services, which include such expenses as legal, consulting, and directors' fees, audit and compliance services and other fees paid to external service providers, increased $2.0 million, or 61.1%. 60.2% of the total increase is due to the increase in consulting expenses, which include ongoing investments in future growth, such as our improvements in compliance and risk management.

        Income before income taxes was $34.6 million for both years 2003 and 2002.

        Income Tax Expense.    The Company recorded income tax expense of $12.8 million in 2003 as compared to $10.9 million in 2002. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $11.6 million. The effective tax rate for 2003 before the retroactive portion of the state tax increase was 32.7% compared to 31.4% in 2002. Increased tax exempt interest income in 2003 was not sufficient to offset the cost of increased state income taxes.

  5.    Comparison of Years Ended December 31, 2002 and 2001

        Net Income.    The Company reported net income of $23.7 million, or $1.02 per diluted share, for the year ended December 31, 2002, compared to net income of $11.5 million, or $0.50 per diluted share for the year ended December 31, 2001. Net income for 2001 was reduced for merger expenses of $9.7 million, net of taxes, or $0.42 per diluted share. These merger expenses were due to mergers with Borel, BPVI, and Kanon Bloch Carré. Adjusting for these merger expenses, net income for 2001 would have been $21.2 million and 2002 net income would have increased 11.9% over the prior year's adjusted net income. Earnings growth was mostly due to a $10.4 million increase in net interest income after provision for loan losses over 2001. AUM and investment management fees did not increase during 2002 as net new business gains were offset by market declines in AUM.

	December 31, 2001
	GAAP Earnings	Merger expenses	Adjusted Earnings
	(In thousands)
Revenues	$105,429	$0	$105,429
Provision for Loan Losses	3,010	0	3,010
Expenses	83,181	(12,291)	70,890

Pretax Income	19,238	12,291	31,529
Income Tax Expense (benefit)	7,692	2,626	10,318

Net Income	$11,546	$9,665	$21,211

Diluted Earnings per share	$0.50	$0.42	$0.92

        Net Interest Income.    For the year ended December 31, 2002, net interest income was $64.0 million, an increase of $9.9 million, or 18.2%, over the same period in 2001. This increase was due to an increase in the average balance of interest earning assets, although at lower yields, offset by higher average interest bearing liabilities offset by a decrease in the average cost of funds. The net interest margin was 4.19% for the year ended December 31, 2002, virtually unchanged from 4.18% a year ago. The net interest margin did not decrease significantly because management was generally able to decrease interest rates on liabilities to match declines in rates on interest earning assets during 2002.

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

        Provision for Loan Losses.    The provision for loan losses decreased $515,000 or 17.1%, to $2.5 million for 2002, from $3.0 million for 2001. These provisions reflect continued loan growth and a low level of nonperforming assets. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Recoveries net of charge-offs were $34,000 for 2002, compared to $11,000, for the same period in 2001.

        Fees and Other Income.    Total fees and other income increased $597,000, or 1.2%, to $51.9 million for 2002, from $51.3 million for 2001. Financial planning fees increased $853,000, or 16.9%, to $5.9 million for 2002. This increase was due to both special billings and new business.

        Gain on sale of loans increased $1.5 million, to $2.6 million from $1.1 million in 2001. Of the total gain, $2.3 million was due to individual fixed rate loans sold in the secondary market and $327,000 was a result of portfolio loans sold in the ordinary course of business. The demand for fixed rate mortgage loans increased significantly in 2002 due to refinancings as interest rates declined. This continued through the first half of 2003.

        Gains of $1.6 million were recognized from the sale of investment securities in 2002 compared to $3.4 million in 2001. The amount of security gains recorded in the portfolio is dependent on current market conditions and the status of the banks' balance sheet. Additional investment gains were recognized in 2001 in conjunction with the early retirement of FHLB debt.

        Operating Expenses.    Total operating expenses for 2002 were $78.8 million compared to $83.2 million for 2001, a decrease of $4.4 million, or 5.3%. Of this decrease, $12.3 million was due to merger expenses in 2001 relating to the acquisitions by merger of BPVI, Kanon Bloch Carré and Borel. Excluding merger expenses, operating expenses increased $7.9 million, or 11.1% compared to total revenues which grew 9.9%.

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

        Professional services, which include such expenses as legal, consulting, and directors' fees, audit and compliance services and other fees paid to external service providers, decreased $476,000, or 12.8%, to $3.3 million for 2002. This decrease is due to certain legal and consulting expenses incurred in the prior year that were one time in nature.

        Other expenses decreased $14.0 million but 2001 expenses included several nonrecurring items. There was $12.3 million due to merger expenses, $1.2 million due to the loss on early extinguishment of debt, and $1.4 million for amortization of goodwill. If these items are excluded, 2001 expenses would have been $10.6 million, which is $0.9 million less than other expenses for 2002 of $11.5 million. The increase is mostly due to increased business development and insurance costs and to growth of the business.

        Amortization of goodwill was eliminated in January 1, 2002 due to the adoption of FASB statement 142 on that date. Amortization was $1.4 million for the year ended December 31, 2001.

Statement 142 eliminated the amortization of goodwill and the amortization of other indefinite life intangibles. See Item 8 "Financial Statements and Supplementary Data, Note 10—Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets of the Notes to the Consolidated Financial Statements."

        Income before income taxes for 2001 would be $31.5 million if the merger expenses are eliminated and would be $32.9 million if amortization of goodwill were eliminated. Income before income taxes of $34.6 million for 2002 was $1.7 million higher or 5.2% more than adjusted 2001 pretax earnings of $32.9 million.

        Income Tax Expense.    The Company recorded income tax expense of $10.9 million in 2002 as compared to $7.7 million in 2001. The effective tax rate was 31.4% and 40.0% in 2002 and 2001, respectively. The effective tax rate went from 29.9% to 31.3% or up 1.4% when the nondeductible merger costs are excluded. This increase is due to a reduction in the amount of tax-exempt interest income partially offset by a decrease in state income taxes. The Company's income tax expense would have been approximately $11.8 million in 2002 and the effective tax rate would have been 34.1% if the change in the Massachusetts tax law had been effective for 2002.

H. Critical Accounting Policies

        Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

        Allowance for Loan Losses    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment    For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. Management performs a preliminary evaluation at least annually to determine if the possibility of a significant impairment charge for a business segment is more than remote. A discounted cash flow analysis is prepared for any business segment where management believes a more detailed review is appropriate. This detailed analysis is based on the projected receipt of future net cash flows discounted at a rate that reflects both the current return requirements of the market in general, and the risks inherent in the specific entity that is being valued. This analysis is reviewed with valuation consultants and compared to other valuations to confirm the results.

        The valuation techniques used to determine the carrying value of goodwill acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives may adversely affect our results of operations.

I. Impact of Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

J. Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8, "Financial Statements and Supplementary Data," have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

K. Recent Accounting Pronouncements

        During June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company established a reserve for a lease commitment on Sand Hill Road in Menlo Park, CA. This reserve was settled during 2003 as more fully explained in Item 8 "Financial Statements and Supplementary Data in Note 9—Premises & Equipment of the Notes to Consolidated Financial Statements."

        During October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual institutions, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With some exceptions, the requirements of Statement No. 147 became effective October 1, 2002. The adoption of this Statement did not have a material impact on consolidated earnings, financial condition or equity.

        During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation were effective for 2002 annual reports, and the accounting requirements were effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss under these guarantees and indemnifications to be disclosed. The adoption of this Statement did not have a material impact on consolidated earnings, financial condition or equity.

        On December 31, 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement allows for three methods of transition for those companies that adopt fair value recognition for stock-based compensation arrangements. This Statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of this Statement and continues to account for stock-based compensation arrangements using the intrinsic-value method.

        On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Generally, this statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative instrument contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated earnings, financial condition or equity.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN 46R was issued which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities ("VIE"), created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests, and does not anticipate that it will have a material impact on the Company's operations. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Market Risk

        Management considers interest rate risk to be the most significant market risk for the Company. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the equity markets.

        Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by Westfield as manager of limited partnerships are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.

        In addition to directly impacting net interest income, changes in the level of interest rates can also effect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable rate loans, (iii) the average maturity of loans and certain mortgage backed securities, (iv) the rate of amortization of premiums paid on securities and, (v) the amount of unrealized gains and losses on securities available for sale.

        The principal objective of the Banks' asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. Both Banks actions in this regard are taken under the guidance of their respective Asset/Liability Committees ("ALCO"), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establishes policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank evaluates hedging techniques to reduce interest rate risk where possible.

        The ALCO uses both interest rate "gap" sensitivity and interest income simulation analysis to measure inherent risk in the Banks' balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 10%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 20%. Boston Private Bank's ALCO also monitors the fair value of the available for sale investment portfolio by subjecting it monthly to a stress test of 300 basis points. If the results of the stress test produces an unrealized after tax loss that, if realized, would impair the ability of the bank to maintain its status as an adequately capitalized institution, this condition will be reported to the Board of Directors. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year. The ALCO committees review the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.

        Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and protects the Banks from rising interest rates. As a hedge against rising interest rates, Boston Private Bank increased its borrowings of low cost funds from the Federal Home Loan Bank of Boston by approximately $50 million during 2003. This action has extended the weighted average maturity and decreased the weighted average cost of Boston Private Bank's borrowings. These additional borrowings were used to fund purchases of higher yielding assets, such as, mortgage-backed securities and to fund the origination of mortgage loans. During the year, Borel maintained its investment portfolio to be short in duration and to preserve liquidity. Management resisted the opportunity to lengthen the duration of securities to increase yields in the short term, instead choosing to focus on growing the loan portfolio. Management reduced yields paid on deposits achieving a historically low cost of funds.

        As of December 31, 2003, the net interest income simulation indicated that both Banks' exposure to changing interest rates was within the established tolerance levels which are described above. With interest rates at historically low levels, it becomes more difficult to reduce the cost of funds should interest rates decline even further. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a 12 month period:

	Twelve months beginning 1/1/04
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 200 basis point ramp	($1,743)	(2.35%)
Down 100 basis point ramp	$266	0.36%

Model Methodologies

  •
  The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time.

  •
  The model's yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 4.00% and 1.00%, respectively at December 31, 2003. All interest rate changes are assumed to occur over 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

  •
  Short-term interest rates (e.g. Prime & LIBOR) are assumed to drive nonmaturity deposit (Savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the treasury curve. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

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

        Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2003, Boston Private Bank's balance sheet is liability sensitive and most of the hypothetical decline in net interest income from a 200 basis point increase in interest rates is attributable to Boston Private Bank. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will indeed selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent to do so. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks' gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions, such as with respect to Boston Private Bank's adjustable rate mortgage loan portfolio. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

        The repricing schedule for the Banks' interest-earning assets and interest-bearing liabilities is also measured on a cumulative basis. The simulation analysis is based on actual cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. The model also includes senior management projections for activity levels in product lines offered by the Banks. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2003:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest earning assets (1):
Cash and due from banks	$813	$—	$—	$—	$—	$813
Federal funds sold and other	47,511	—	—	—	—	47,511
Money Market Investments	200	—	—	—	—	200
Investment securities	29,607	36,597	71,060	194,252	60,924	392,440
FHLB stock	10,308	—	—	—	813	11,121
Loans-held for sale	10	11	23	213	4,643	4,900
Loans-fixed rate	8,479	4,116	9,514	127,430	264,560	414,099
Loans-variable rate	366,005	50,440	85,047	491,329	205,644	1,198,465

Total interest earning assets	462,933	91,164	165,644	813,224	536,584	2,069,549

Interest bearing liabilities (2):
Savings and NOW accounts (3)	96,040	22,749	—	—	114,682	233,471
Money market accounts	701,801	114,555	—	—	71,434	887,790
Time certificates under $100,000	20,765	5,952	23,395	25,575	19	75,706
Time certificates $100,000 or more	45,321	16,071	47,242	15,683	50,022	174,339
Reverse repurchase agreements	65,770	—	—	—	—	65,770
Borrowings	2,500	505	5,376	109,867	79,602	197,850

Total interest bearing liabilities	932,197	159,832	76,013	151,125	315,759	1,634,926

Net interest sensitivity gap during the period	$(469,264)	$(68,668)	$89,631	$662,099	$220,825	$434,623
Cumulative gap	$(469,264)	$(537,932)	$(448,301)	$213,798	$434,623
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	49.66%	50.74%	61.62%	116.21%	126.58%
Cumulative gap as a percent of total assets	(21.37)%	(24.49)%	(20.41)%	9.73%	19.78%

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2)
Does not include $287 million of demand accounts because they are noninterest bearing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$45,977	$52,532
Federal funds sold and other short term investments	47,511	44,997

Cash and cash equivalents	93,488	97,529
Money market investments	200	35,200
Investment securities available for sale (amortized cost of $392,440 and $280,054, respectively, Note 6)	396,546	287,534
Loans held for sale	4,900	30,923
Loans receivable (Notes 7 and 12):
Commercial	880,626	676,189
Residential mortgage	651,290	544,166
Home equity and other consumer loans	80,648	81,371

Total loans	1,612,564	1,301,726
Less allowance for loan losses (Note 8)	(20,172)	(17,050)

Net loans	1,592,392	1,284,676
Stock in Federal Home Loan Banks (Note 12)	11,122	8,126
Premises and equipment, net (Note 9)	13,740	13,528
Goodwill (Note 10)	17,181	16,542
Intangible assets (Note 10)	3,137	1,465
Fees receivable	12,427	6,890
Accrued interest receivable	8,833	7,658
Other assets	42,331	30,670

Total assets	$2,196,297	$1,820,741

LIABILITIES:
Deposits (Note 11)	$1,658,461	$1,400,333
FHLB borrowings (Note 12)	197,850	145,339
Securities sold under agreements to repurchase (Note 13)	65,770	73,050
Accrued interest payable	2,100	2,171
Other liabilities	36,664	32,466

Total liabilities	1,960,845	1,653,359

Commitments and contingencies (Notes 9, 17, 21, 22, 23, 24 and 25)
STOCKHOLDERS' EQUITY (NOTES 4, 15, 21 AND 24):
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 25,166,836 shares in 2003 and 22,548,591 shares in 2002	25,167	22,549
Additional paid-in capital	129,827	74,342
Retained earnings	83,006	65,725
Unearned compensation	(5,119)	—
Accumulated other comprehensive income	2,571	4,766

Total stockholders' equity	235,452	167,382

Total liabilities and stockholders' equity	$2,196,297	$1,820,741

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
INTEREST AND DIVIDEND INCOME:
Loans	$81,034	$78,945	$75,043
Taxable investment securities	5,921	6,855	9,928
Non-taxable investment securities	4,502	3,524	4,193
Mortgage-backed securities	44	91	170
FHLB stock dividends	304	271	351
Federal funds sold and other	875	607	2,794

Total interest and dividend income	92,680	90,293	92,479

INTEREST EXPENSE:
Deposits	15,729	18,596	30,252
FHLB borrowings	8,424	6,736	6,445
Securities sold under agreements to repurchase	750	915	1,601
Federal funds purchased and other	12	18	23

Total interest expense	24,915	26,265	38,321

Net interest income	67,765	64,028	54,158
Provision for loan losses (Note 8)	3,155	2,495	3,010

Net interest income after provision for loan losses	64,610	61,533	51,148

FEES AND OTHER INCOME:
Investment management and trust fees	49,426	38,086	38,115
Financial planning fees	6,951	5,893	5,040
Earnings (losses) in equity investments	202	(40)	(45)
Deposit account service charges	919	834	843
Gain on sale of loans, net	2,854	2,609	1,092
Gain on sale of investment securities, net (Note 6)	2,508	1,619	3,431
Cash administration fees	680	833	1,118
Other	2,544	2,034	1,677

Total fees and other income	66,084	51,868	51,271

OPERATING EXPENSE:
Salaries and employee benefits (Note 15)	62,668	52,494	45,952
Occupancy and equipment (Note 9)	15,634	11,467	7,945
Professional services	5,265	3,269	3,745
Marketing and business development	3,647	3,618	3,282
Contract services and processing	1,856	1,803	1,736
Amortization of intangibles (Notes 3 and 10)	239	88	1,399
Merger expenses	—	—	12,291
Loss on early extinguishment of debt	—	—	1,216
Other (Note 16)	6,758	6,024	5,615

Total operating expense	96,067	78,763	83,181

Income before income taxes	34,627	34,638	19,238
Income tax expense (Note 14)	12,804	10,893	7,692

Net income	$21,823	$23,745	$11,546

Per share data (Note 3):
Net income:
Basic earnings per share	$0.96	$1.06	$0.52
Diluted earnings per share	$0.92	$1.02	$0.50

Average basic common shares outstanding	22,822,608	22,412,665	22,119,726
Average diluted common shares outstanding	23,714,644	23,357,066	23,053,052

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	$21,941	$66,536	$39,185	$—	$(146)	$1,109	$128,625
Net income	—	—	11,546	—	—	—	11,546
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	108	108

Total comprehensive income, net							11,654
Dividends paid:
Boston Private Financial Holdings, Inc. $.14 per share	—	—	(2,275)	—	—	—	(2,275)
Borel Private Bank $.75 per share	—	—	(2,212)	—	—	—	(2,212)
Proceeds from issuance of 113,148 shares of common stock	113	2,161	—	—	—	—	2,274
Stock options exercised	187	1,914	—	—	—	—	2,101
Stock subscription payments	—	—	—	—	146	—	146
S-Corporation dividends paid	—	—	(682)	—	—	—	(682)

Balance at December 31, 2001	22,241	70,611	45,562	—	—	1,217	139,631
Net income	—	—	23,745	—	—	—	23,745
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	3,549	3,549

Total comprehensive income, net							27,294
Dividends paid: $.16 per share	—	—	(3,582)	—	—	—	(3,582)
Proceeds from issuance of 109,088 shares of common stock	109	2,064	—	—	—	—	2,173
Stock options exercised	199	1,667	—	—	—	—	1,866

Balance at December 31, 2002	22,549	74,342	65,725	—	—	4,766	167,382
Net income	—	—	21,823	—			21,823
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	(2,195)	(2,195)

Total comprehensive income, net							19,628
Dividends paid: $.20 per share	—	—	(4,542)	—	—	—	(4,542)
Proceeds from issuance of 2,146,411 shares of common stock	2,146	46,287	—	—	—	—	48,433
Issuance of 238,575 shares of incentive stock grants	239	5,527	—	(5,766)	—	—	—
Amortization of incentive stock grants				647	—	—	647
Stock options exercised	233	3,671	—				3,904

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	—	$2,571	$235,452

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,823	$23,745	$11,546
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,924	3,129	3,468
Amortization of investments and loan fees	(4,945)	(102)	1,648
Gain on sale of investment securities	(2,508)	(1,619)	(3,431)
Gain on sale of loans	(2,854)	(2,609)	(1,092)
Distributed (undistributed) earnings of partnership investments	(543)	124	217
Common shares issued as compensation	509	1,476	1,943
Provision for loan losses	3,155	2,495	3,010
Loans originated for sale	(268,671)	(248,731)	(37,666)
Proceeds from sale of loans held for sale	297,547	228,368	31,350
(Increase) decrease in:
Fees receivable	(5,537)	308	(310)
Accrued interest receivable	(1,175)	236	438
Other assets	(9,364)	(4,701)	(13,186)
Increase (decrease) in:
Accrued interest payable	(71)	(403)	(336)
Other liabilities	2,133	847	11,341

Net cash provided by operating activities	34,423	2,563	8,940

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in money market investments	35,000	8,951	(4,151)
Investment securities available for sale:
Purchases	(347,911)	(310,784)	(216,707)
Sales	92,510	70,169	163,852
Maturities	149,070	199,889	30,873
Purchase of FHLB stock	(2,996)	(1,244)	(2,052)
Net increase in portfolio loans	(318,026)	(230,375)	(254,725)
Proceeds from sale of loans	8,471	26,233	35,714
Recoveries on loans previously charged-off	81	262	60
Capital expenditures, net of sale proceeds	(3,548)	(5,995)	(4,555)
Capitalized acquisition costs	(1,082)	(536)	—
Cash payments for acquisition	(1,187)	(1,281)	(780)

Net cash used in investing activities	(389,618)	(244,711)	(252,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	258,128	255,004	142,867
Net increase (decrease) in repurchase agreements	(7,280)	11,789	11,555
Net increase (decrease) in federal funds purchased	2,000	(5,500)	5,500
Proceeds from FHLB borrowings	66,406	49,880	65,450
Repayments of FHLB borrowings	(15,895)	(28,758)	(31,405)
Dividends paid to stockholders	(4,542)	(3,582)	(4,487)
S-Corporation dividends paid	—	—	(682)
Proceeds from stock subscriptions receivable	—	—	146
Proceeds from issuance of common stock, net	52,337	2,563	2,101

Net cash provided by financing activities	351,154	281,396	191,045

Net increase (decrease) in cash and cash equivalents	(4,041)	39,248	(52,486)
Cash and cash equivalents at beginning of year	97,529	58,281	110,767

Cash and cash equivalents at end of year	$93,488	$97,529	$58,281

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$24,986	$26,668	$38,657
Cash paid for income taxes	11,722	12,385	12,539
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(2,195)	3,549	108
The Company purchased investment advisory businesses in 2003 and 2002. In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$2,728	$1,992	$—
Less: estimated contingent deferred liability	2,389	1,157	—

Cash and stock paid at close	$339	$835	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

        Boston Private Financial Holdings, Inc. (the "Company") is a holding company which owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill"), Boston Private Value Investors, Inc. ("BPVI"), registered investment advisers; and RINET Company LLC ("RINET"), a registered investment adviser and financial planning firm. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc., the parent of Coldstream Capital Management Inc., a registered investment adviser in Bellevue, WA. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, (together the "Banks"), Westfield, Sand Hill, BPVI and RINET.

        Both Boston Private Bank and Borel pursue a "private banking" business strategy and are principally engaged in providing banking, investment management, trust services and a variety of other fiduciary products to high net worth individuals, their families and businesses. Boston Private Bank operates in the greater Boston area and New England while Borel operates in northern California.

        Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships.

        Sand Hill provides wealth management services to high net worth investors and select institutions in northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise in transitional wealth counsel.

        BPVI serves the investment management needs of high net worth individuals primarily in New England and the Northeast. The firm is a large-cap value style investor headquartered in Concord, NH, with an office at Ten Post Office Square in Boston, MA.

        RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. It also offers an independent mutual fund rating service.

2.     MERGERS AND ACQUISITIONS

        Westfield, RINET, Sand Hill, BPVI and Borel were acquired by merger prior to January 1, 2002. Except for Sand Hill, all of these mergers were accounted for as a "pooling of interests". In 2001, the Company issued 230,000 stock options in exchange for Borel's previously issued stock options. In connection with the Borel merger, the Company recorded approximately $12 million of merger expenses which are non-recurring operating expenses.

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. and increased its ownership to 27% during 2003. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. of Bellevue, WA. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

        During 2003, the Company entered into agreements to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co., LLC (DGHM) of NY, which specializes in small cap equities; a 20% interest in Bingham, Osborn & Scarborough, LLC (BOS), a financial planning firm based in San Francisco and Menlo Park, CA; and First State Bancorp, the holding company of First State Bank of California, based in LA county, CA. All three of these acquisitions were completed during February 2004. See Note 25-Subsequent Events.

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

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank, Borel, Westfield, Sand Hill, BPVI and RINET. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investment in Coldstream Holdings, Inc. is accounted for using the equity method and the net investment is included in Other Assets.

USE OF ESTIMATES

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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

        Most of the Company's activities are with customers within the New England and northern California regions of the country. Note 6 highlights the types of securities the Company invests in. Note 7 describes the types of lending activities the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

STATEMENT OF CASH FLOWS

        For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold, and other short term investments, all of which mature within 90 days, to be cash equivalents.

CASH AND DUE FROM BANKS

        Boston Private Bank and Borel are required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2003, the daily amount required to be held for Boston Private Bank and Borel was $2.9 million and $0.8 million, respectively.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

        As of December 31, 2003 and 2002 all of the Company's investments and mortgage-backed securities were classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes, except for certain mutual fund investments of the Rabbi Trust which are included in Other Assets.

        Premiums and discounts on investment and mortgagebacked securities are amortized or accreted into income by a method that approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery. The Company also considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The amount of the write down is included as a charge against gain on sale of investment and mortgage-backed securities, and a new cost basis for the security is established. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis. Dividend and interest income is recognized when earned.

LOANS HELD FOR SALE

        Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS

        Loans are carried at the principal amount outstanding generally including deferred loan origination fees and costs. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid off, the unamortized portion of net fees is recognized into interest income.

        Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2003 and 2002 the amounts of impaired loans were immaterial.

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

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as amounts are received.

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

OTHER ASSETS

        Included within Other Assets is approximately $21.1 million of partnerships and unconsolidated affiliates which are accounted for using the equity method of accounting. Other assets also includes $2.0 million in trading account securities. These mutual fund securities are held within a Rabbi Trust and the assets are generally restricted to pay the Company's Deferred Compensation Plan liability. Gains and losses are recognized in Other Income.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimateable useful lives be amortized over their respective estimated useful lives to their estimated residual value, and are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

INVESTMENT MANAGEMENT AND TRUST ASSETS UNDER MANAGEMENT

        Investment management and trust assets under management totaled $11.0 billion and $6.4 billion at December 31, 2003 and 2002, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

EMPLOYEE BENEFITS

        The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its subsidiaries, which became effective July 1, 2002. Contributions to those plans are generally charged against earnings in the year they are made. See Note 15-Employee Benefits.

INCENTIVE PLANS

        The Company maintains a Long-Term Incentive Plan to encourage and create ownership of the Company's common stock by employees, and maintains a Director Stock Option Plan to reward directors of the Company for their service. The Company applies the intrinsic-valuebased method of accounting to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements for the fair value based method of accounting for stock based compensation.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock based compensation.

(In thousands, except per share amounts)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income:
As reported	$21,823	$23,745	$11,546
Stock-based employee and director compensation expense, net of related tax effects	2,378	2,671	1,711

Proforma	$19,445	$21,074	$9,835

Basic earnings per share:
As reported	$0.96	$1.06	$0.52
Proforma	$0.85	$0.94	$0.44
Diluted earnings per share:
As reported	$0.92	$1.02	$0.50
Proforma	$0.82	$0.90	$0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002	2001
Expected life	7 yrs.	7 yrs.	7 yrs.
Expected volatility	31%	30%	25%
Risk-free interest rate	3.8%	5.0%	5.0%
Expected dividend yield	1.2%	0.7%	0.8%

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

        The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	2003			2002			2001
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$21,823	22,823	$0.96	$23,745	22,413	$1.06	$11,546	22,120	$0.52
Stock options	—	892	0.04	—	944	0.04	—	933	0.02

Diluted EPS	$21,823	23,715	$0.92	$23,745	23,357	$1.02	$11,546	23,053	$0.50

RECENT ACCOUNTING PRONOUNCEMENTS

        During June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company established a reserve for a lease commitment on Sand Hill Road in Menlo Park, CA. This reserve was settled during 2003 as more fully explained in Note 9-Premises & Equipment.

        During October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual institutions, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. With some exceptions, the requirements of Statement No. 147 became effective October 1, 2002. The adoption of this Statement did not have a material impact on consolidated earnings, financial condition or equity.

        During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation were effective for 2002 annual reports, and the accounting requirements were effective January 1, 2003, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss under these guarantees and indemnifications to be disclosed. The adoption of this Statement did not have a material impact on consolidated earnings, financial condition or equity.

        On December 31, 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement allows for three methods of transition for those companies that adopt fair value recognition for stock-based compensation arrangements. This Statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of this Statement and continues to account for stock-based compensation arrangements using the intrinsic-value method.

        On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Generally, this statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative instrument contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated earnings, financial condition or equity.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.(1) The Company currently does not have any financial instruments that are within the scope of this Statement.

(1)
For SEC registrants, Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position No. FAS 150-3 deferred certain provisions of Statement 150 for certain mandatorily redeemable noncontrolling interests.

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN 46R was issued which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities ("VIE"), created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.(2) For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

(2)
The effective dates of FIN 46R for public enterprises vary based upon the type of VIE, whether the public enterprise is a small business issuer, and whether FIN 46 was applied to a VIE prior to the effective date of FIN 46R. In addition, the effective date for certain investment companies has been deferred.

        The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests, and does not anticipate that it will have a material impact on the Company's operations. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

4.     COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The Company's other comprehensive income and related tax effects for the years ended December 31, 2003, 2002, and 2001 is as follows:

(In thousands)	Pre-Tax	Tax Expense (Benefit)	Net
2003
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(866)	$(234)	$(632)
Less: adjustment for realized gains	(2,508)	(945)	(1,563)

Other comprehensive income (loss)	$(3,374)	$(1,179)	$(2,195)

2002
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,160	$2,547	$4,613
Less: adjustment for realized gains	(1,619)	(555)	(1,064)

Other comprehensive income	$5,541	$1,992	$3,549

2001
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,625	$1,170	$2,455
Less: adjustment for realized gains	(3,431)	(1,084)	(2,347)

Other comprehensive income	$194	$86	$108

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

RECONCILIATION OF REPORTABLE SEGMENT ITEMS

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 2003, 2002, and 2001:

	2003
(In thousands)	Boston Private Bank	Borel	Westfield	Rinet	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$45,717	$21,816	$56	$1	$(5)	$4	$168	$8	$67,765
Non-interest income	16,950	4,693	29,149	6,805	4,121	4,591	43	(268)	66,084

Total revenues	62,667	26,509	29,205	6,806	4,116	4,595	211	(260)	133,849
Provision for loan losses	2,075	1,080	—	—	—	—	—	—	3,155
Operating expense	40,100	13,833	17,856	5,665	3,817	3,736	11,320	(260)	96,067
Income tax expense	7,506	4,147	4,747	477	120	353	(4,546)	—	12,804

Segment profit	$12,986	$7,449	$6,602	$664	$179	$506	$(6,563)	$—	$21,823

Balance Sheet Data:
Total segment assets	$1,533,472	$574,732	$18,671	$3,518	$15,847	$4,771	$60,238	$(14,952)	$2,196,297

(In millions)
Assets Under Management	$1,986	$538	$6,153	$800	$860	$779	$—	$(150)	$10,966

	2002
(In thousands)	Boston Private Bank	Borel	Westfield	Rinet	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$45,488	$18,465	$50	$(11)	$14	$6	$16	—	$$64,028
Non-interest income	15,641	3,891	18,460	5,915	4,091	3,963	(54)	(39)	51,868

Total revenues	61,129	22,356	18,510	5,904	4,105	3,969	(38)	(39)	115,896
Provision for loan losses	1,775	720	—	—	—	—	—	—	2,495
Operating expense	35,506	11,131	12,223	4,972	3,868	3,054	8,048	(39)	78,763
Income tax expense	6,792	3,806	2,630	381	100	361	(3,177)	—	10,893

Segment profit	$17,056	$6,699	$3,657	$551	$137	$554	$(4,909)	$—	$23,745

Balance Sheet Data:
Total segment assets	$1,323,736	$466,831	$10,859	$2,629	$14,427	$3,320	$18,493	$(19,554)	$1,820,741

(In millions)
Assets Under Management	$1,605	$501	$2,766	$591	$477	$501	$—	$—	$6,441

	2001
(In thousands)	Boston Private Bank	Borel	Westfield	Rinet	Sand Hill	BPVI	Other	Inter- segment	Total
Income Statement Data:
Revenues from external customers:
Net interest income	$37,700	$16,401	$84	$(13)	$54	$21	$19	$(108)	$54,158
Non-interest income	16,445	3,313	17,951	5,014	4,691	3,852	5	—	51,271

Total revenues	54,145	19,714	18,035	5,001	4,745	3,873	24	(108)	105,429
Provision for loan losses	2,650	360	—	—	—	—	—	—	3,010
Operating expense	35,697	10,074	12,764	4,332	5,074	2,924	24	—	70,889
Merger expenses	—	8,763	—	141	—	82	3,306	—	12,292
Income tax expense	3,832	1,143	2,202	274	(135)	376	—	—	7,692

Segment profit	$11,966	$(626)	$3,069	$254	$(194)	$491	$(3,306)	$(108)	$11,546

Balance Sheet Data:
Total segment assets	$1,106,391	$375,416	$10,691	$2,388	$16,059	$1,464	$21,977	$(24,907)	$1,509,479

(In millions)
Assets Under Management	$1,518	$520	$2,751	$568	$679	$493	$—	$—	$6,529

6.     INVESTMENT SECURITIES

        A summary of investment securities available for sale follows:

		Unrealized
(In thousands)	Amortized Cost			Market Value
		Gains	Losses
At December 31, 2003
U.S. Government and agencies	$179,869	$1,514	$(92)	$181,291
Corporate bonds	19,222	63	(137)	19,148
Municipal bonds	192,554	2,885	(130)	195,309
Mortgage backed securities	795	3	—	798

Total	$392,440	$4,465	$(359)	$396,546

At December 31, 2002
U.S. Government and agencies	$163,730	$4,390	$—	$168,120
Corporate bonds	15,887	280	(1)	16,166
Municipal bonds	99,068	2,815	(23)	101,860
Mortgage backed securities	1,369	19	—	1,388

Total	$280,054	$7,504	$(24)	$287,534

        As of December 31, 2003, substantially all of the investment security unrealized losses of $359,000 occurred within the prior 12 months and were due to short-term interest rate fluctuations.

        The following table sets forth the maturities of investment securities available for sale at December 31, 2003 and the weighted average yields of such securities:

	U.S. Government And Agencies			Corporate Bonds
(Dollars in thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$62,420	$62,734	2.02%	$14,222	$14,233	1.76%
After one, but within five years	111,914	113,015	2.80%	5,000	4,915	3.11%
After five, but within ten years	5,535	5,542	5.10%	—	—	—

Total	$179,869	$181,291	2.60%	$19,222	$19,148	2.11%

	Municipal Bonds			Mortage Backed Securities			Total
(Dollars in thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$29,431	$29,612	2.38%	$—	$—	$—	$106,073	$106,579	2.09%
After one, but within five years	94,436	95,860	2.45%	15	15	4.40%	211,365	213,805	2.65%
After five, but within ten years	29,266	30,187	3.62%	—	—	—	34,801	35,729	3.85%
After ten years	39,421	39,650	2.99%	780	783	3.93%	40,201	40,433	3.01%

Total	$192,554	$195,309	2.72%	$795	$798	3.94%	$392,440	$396,546	2.64%

        Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average remaining life of investment securities available for sale at December 31, 2003 was 3.83 years. As of December 31, 2003, approximately $76.9 million of investment securities available for sale were callable before maturity.

        The following table presents the sale of investment securities and mortgage backed securities with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Amortized cost of securities sold	$90,002	$68,550	$160,421
Gains realized on sales	2,560	1,619	3,431
Losses realized on sales	(52)	—	—

Net proceeds from sales	$92,510	$70,169	$163,852

7.     LOANS RECEIVABLE

        The Banks' lending activities are conducted principally in New England and northern California. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans are secured by borrowers' personal or business assets. The ability of the Banks' single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio is susceptible to changing conditions in the New England and northern California economies. As of December 31, 2003, the Banks had $0.4 billion of fixed rate loans and $1.2 billion of variable rate loans outstanding. Mortgage loans serviced for others totaled $9.0 million and $22.4 million at December 31, 2003 and 2002, respectively.

        Loans outstanding to senior management, executive officers and directors of Borel aggregated $3.9 million and $7.2 million at December 31, 2003 and 2002, respectively. An analysis of the activity of these loans is as follows:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002
Balance at beginning of year	$7,245	$5,682
Originations	461	5,936
Repayments	(3,199)	(4,373)
Balance due from retired directors or officers	(606)	—

Balance at end of year	$3,901	$7,245

        All loans included above were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

        The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2003	December 31, 2002
Non-accrual loans	$1,311	$1,057
Loans past due 90 days or more, but still accruing	—	—

Total non-performing loans	$1,311	$1,057

Loans past due 30-89 days	$3,686	$3,981

8.     ALLOWANCE FOR LOAN LOSSES

        An analysis of the activity in the allowance for loan losses is as follows:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Balance at beginning of year	$17,050	$14,521	$11,500
Provision for loan losses	3,155	2,495	3,010
Charge-offs	(114)	(228)	(49)
Recoveries	81	262	60

Balance at end of year	$20,172	$17,050	$14,521

9.     PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following:

(In thousands)	December 31, 2003	December 31, 2002
Leasehold improvements	$10,907	$9,007
Furniture, fixtures, and equipment	14,775	14,308
Vehicles	25	46
Buildings	319	319

Subtotal	26,026	23,680
Less accumulated depreciation and amortization	(12,286)	(10,152)

Premises and equipment, net	$13,740	$13,528

        Depreciation and amortization expense related to premises and equipment was $3.3 million, $2.8 million, and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated useful lives for leasehold improvements, buildings and vehicles are 5-20 years, 40 years and 5 years, respectively. The estimated useful life for furniture, fixtures and equipment is 5-6 years with the exception of computer equipment, which is 3-5 years.

        The Company and its subsidiaries conduct operations in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, MA. Boston Private Bank has seven offices, four in Boston, MA, one in Wellesley, MA, one in Newton, MA and one in Cambridge, MA. BPVI has two offices, one located at Ten Post Office Square, Boston, MA adjacent to the Company's headquarters, and one in Concord, NH. RINET is also located at Ten Post Office Square, Boston, MA, adjacent to the Company's headquarters. Westfield is located at One Financial

Center, Boston, MA. Borel has two offices, one in San Mateo, CA and another in Palo Alto, CA. Sand Hill is located in Palo Alto, CA adjacent to Borel's Palo Alto office. The Company and Borel have also leased space in San Francisco, CA which is scheduled to be occupied in 2004.

        Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and provisions for additional payments to cover taxes.

        The Company is obligated for minimum rental payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual rent as follows:

(In thousands)	Minimum Lease Payments
2004	$6,396
2005	4,099
2006	3,503
2007	2,412
2008	1,694
Thereafter	4,574

Total	$22,678

        During 2003, the Company reached an agreement with the landlord in Menlo Park, CA to purchase the lease and terminate the Company's lease agreement. In connection with this agreement the Company recorded an expense of approximately $1.5 million, net of tax, or $0.07 per share.

        Rent expense for the years ended December 31, 2003, 2002 and 2001 was $6.7 million, $6.1 million, and $4.3 million respectively. The lease at Ten Post Office Square, Boston, MA is scheduled to be re-negotiated in February 2004 and is expected to provide for more favorable terms.

10.   EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND INTANGIBLE ASSETS

        An analysis of the activity in goodwill and intangible assets:

	Intangibles				Goodwill
(In thousands)	Total Intangibles	Boston Private Bank Other Intangibles	Sand Hill Advisory Contracts	BPVI Advisory Contracts	Total Goodwill	Boston Private Bank	Sand Hill Advisors	BPVI
Balance as of December 31, 2001	$159	$159	—	—	$17,048	$2,286	$14,449	$313
Purchase of Goldberg business	—	—	—	—	598	—	—	598
Adjust estimated deferred purchase price	—	—	—	—	(1,104)	—	(1,104)	—
Advisory contracts acquired	1,394	—	—	1,394	—	—	—	—
Amortization	(88)	(18)	—	(70)	—	—	—	—

Balance as of December 31, 2002	$1,465	$141	—	$1,324	$16,542	$2,286	$13,345	$911

Purchase of Morgan and Intrater businesses	—	—	—	—	819	—	396	423
Adjust estimated deferred purchase price	—	—	—	—	(180)	—	(180)	—
Advisory contracts acquired	1,911	—	922	989	—	—	—	—
Amortization	(239)	(19)	(23)	(197)	—	—	—	—

Balance as of December 31, 2003	$3,137	$122	$899	$2,116	$17,181	$2,286	$13,561	$1,334

        The Company amortizes investment advisory contracts on a straight-line basis over their estimated useful life of 10 years and amortizes other intangibles over a 15 year life. The estimated annual amortization expense for these intangibles over the next five years is $350,000 per year, an aggregate of $1.7 million over five years. The goodwill is expected to be deductible for tax purposes.

        The net income and earnings per share would have been as follows if there had been no amortization of goodwill in 2001. As described in Note 3, as of January 1, 2002, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.

	Year Ended December 31, 2001
(In thousands, except per share data)	Reported Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
Reported net income	$11,546	$0.52	$0.50
Add back: goodwill amortization (net of tax)	841	0.04	0.04

Adjusted net income	$12,387	$0.56	$0.54

11.   DEPOSITS

        Deposits are summarized as follows:

(In thousands)	December 31, 2003	December 31, 2002
Demand deposits (non-interest bearing)	$287,154	$242,453
NOW	207,324	207,693
Savings	26,146	24,071
Money market	887,791	675,105
Certificates of deposit under $100,000	75,707	81,829
Certificates of deposit $100,000 or greater	174,339	169,182

Total	$1,658,461	$1,400,333

        Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2003	December 31, 2002
Less than 3 months remaining	$100,124	$122,951
3 to 6 months remaining	77,959	68,341
6 to 12 months remaining	32,027	38,501
More than 12 months remaining	39,936	21,218

Total	$250,046	$251,011

        Interest expense on certificates of deposit $100,000 or greater was $3.4 million, $4.7 million, and $8.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

12.   FEDERAL HOME LOAN BANK BORROWINGS

        Boston Private Bank is a member of the Federal Home Loan Bank (FHLB) of Boston and Borel is a member of the FHLB of San Francisco and as such both have access to short and long-term borrowings. As of December 31, 2003, Boston Private Bank had $195.9 million of borrowings outstanding and available credit of $255.5 million. Boston Private Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $117.5 million at December 31, 2003. Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 75% of the carrying value of certain residential mortgage loans. Borel had $2.0 million in outstanding borrowings at December 31, 2003 and no outstanding borrowings at December 31, 2002. Borel also had available credit with the FHLB and other correspondent banks of $25.1 million as of December 31, 2003.

        As members of the FHLB, the Banks are required to invest in the common stock of the FHLB in the amount of one percent of their outstanding loans secured by residential housing or five percent of their outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Banks would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2003, the Banks' FHLB stock holdings totaled $11.1 million. The Banks' investment in FHLB stock is recorded at cost and is redeemable at par.

        A summary of borrowings from the Federal Home Loan Banks is as follows:

	December 31, 2003		December 31, 2002
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$6,344	2.82%	$13,367	5.49%
Over 1 year to 2 years	11,500	4.45	4,344	3.70
Over 2 years to 3 years	21,586	4.87	11,500	4.45
Over 3 years to 5 years	67,403	4.21	58,943	4.64
Over 5 years	91,017	4.73	57,185	5.15

Total	$197,850	4.49%	$145,339	4.88%

13.   SHORT TERM-BORROWINGS

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase
2003
Outstanding at end of period	$—	$65,770
Maximum outstanding at any month end	—	77,700
Average balance for the year	945	72,267
Weighted average rate at end of period	—	1.06%
Weighted average rate paid for the period	1.35%	1.12%
2002
Outstanding at end of period	$—	$73,050
Maximum outstanding at any month end	—	89,696
Average balance for the year	922	64,907
Weighted average rate at end of period	—	1.22%
Weighted average rate paid for the period	2.00%	1.41%
2001
Outstanding at end of period	$5,500	$61,261
Maximum outstanding at any month end	5,500	73,982
Average balance for the year	970	53,005
Weighted average rate at end of period	1.63%	1.90%
Weighted average rate paid for the period	2.25%	3.02%

        The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated balance sheet. The securities underlying the agreements remain under the Company's control. Investment securities with a market value of $71 million, and $73 million were pledged as collateral for the securities sold under agreements to repurchase for the years ended December 31, 2003, and 2002 respectively.

        As of December 31, 2003, the Company had an unused line of credit from a bank which totaled $24 million. Borrowings under the facility would carry an interest rate slightly below prime. The Company pays fees for its revolving credit facility. The Company and its bank subsidiaries are required to maintain specified minimum capital requirements, loan ratios, and other debt covenant requirements, as stipulated in the credit agreement.

14.   INCOME TAXES

        The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current expense:
Federal	$11,939	$12,698	$7,641
State	5,956	788	1,895

Total current expense	17,895	13,486	9,536
Deferred expense (benefit):
Federal	(3,684)	(2,350)	(1,151)
State	(1,407)	(236)	(685)
Change in valuation allowance	—	(7)	(8)

Total deferred expense (benefit)	(5,091)	(2,593)	(1,844)

Income tax expense	$12,804	$10,893	$7,692

        The difference between the statutory Federal income tax rate and the effective Federal income tax rate is as follows:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	4.6	1.0	4.1
Tax exempt interest, net	(4.5)	(3.6)	(7.5)
Merger costs	—	0.1	10.1
Tax credits	(1.7)	(1.6)	(0.7)
Other, net	(0.3)	0.5	(1.0)

Effective income tax rate before prior years REIT state tax charge	33.1%	31.4%	40.0%
Retroactive REIT state tax charge	3.9%	—	—

Effective income tax rate	37.0%	31.4%	40.0%

        The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2003	December 31, 2002
Gross deferred tax assets:
Allowance for losses on loans	$7,613	$6,133
Deferred compensation	5,144	1,351
Acquired deferred tax asset	2,733	2,733
Pre-operating costs	105	105
Other	97	73

Gross deferred tax assets	15,692	10,395
Valuation allowance	—	—

Total deferred tax assets	15,692	10,395
Gross deferred tax liabilities:
Unrealized gain on securities available for sale	1,535	2,713
Goodwill and acquired intangible assets	937	722
Depreciation	237	100
Stock grants	201	—
Investment in partnerships	159	405
Cash to accrual adjustment	—	103

Total gross deferred tax liabilities	3,069	4,043

Net deferred tax asset	$12,623	$6,352

        Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $36.0 million of future net taxable income to realize the net deferred tax asset at December 31, 2003. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

        REIT State Tax Charge.    In 2003, Massachusetts changed its tax laws regarding the treatment of real estate investment trusts ("REITs"). These changes eliminated the 95% dividends received deduction for dividends paid to Boston Private Bank by its' subsidiary REIT for state tax purposes prospectively and purported to do so retroactively for the tax years 2002, 2001 and 2000. The Company entered into a settlement agreement with the Commonwealth of Massachusetts regarding tax liabilities relating to the Company's having taken the deductions in those prior years and resolved these Massachusetts tax issues completely. The Company recorded a charge of approximately $1.3 million for state taxes and $150,000 for interest, net of current and deferred federal tax savings for the retroactive portion of this tax.

        California has, to date, taken no action to change its tax laws to eliminate a parallel tax savings mechanism available under California law. The California Franchise Tax Board has, however, recently issued general guidance in which it concluded that, in its view, the foregoing tax-savings mechanism is unavailable to California REITs. Based on these developments and other business considerations, the Company dissolved the REIT owned by Boston Private Bank and the REIT owned by Borel on January 22, 2004.

        Known Trends.    Due to the business acquisitions that closed in February 2004, and the changes in state tax laws regarding REITs, the Company anticipates the 2004 effective income tax rate, before the retroactive REIT state tax charge, will increase.

15.   EMPLOYEE BENEFITS

EMPLOYEE 401(k) PROFIT SHARING PLAN

        The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its subsidiaries, which became effective on July 1, 2002. The plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank and Trust Company 401(k) plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan have been merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Previously, the Company and its subsidiaries maintained 401(k) plans for the benefit of employees of the Company, with the exception of the employees of Westfield, which maintained its own profit sharing plan. Employees that had completed a certain length of service, which varied by plan but was generally between one hour and one year, and were at least twenty-one (21) years of age were eligible to participate in the plans. Under the plans, the Company typically made a matching contribution, which also varied by plan. Consolidated expenses relating to the above mentioned plans were $1.6 million, $1.2 million, and $916,000, in 2003, 2002 and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company's common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 49,067 shares issued under the plan during fiscal year 2003. As of December 31, 2003 there were 205,500 shares reserved for future issuance.

SALARY CONTINUATION PLANS

        Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $251,453, $241,000, and $234,000, for 2003, 2002 and 2001, respectively. The net amount recognized in other liabilities was $3.0 million and $2.9 million as of December 31, 2003 and 2002, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.3 million and $5.1 million, which are included in other assets on the accompanying balance sheets, as of December 31, 2003 and 2002, respectively.

DEFERRED COMPENSATION PLAN

        The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee's taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The increase in value is recognized as compensation expense. Historically, the deferred compensation liability was not funded. However, during 2003, the Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and mirrors the activity in the hypothetical mutual funds. Increases in the value of the mutual funds in the Rabbi Trust are recognized in Other Income.

INCENTIVE PLANS

        Under the Long-Term Incentive Plan, the Company may grant options or stock to its employees for an amount not to exceed 4% of the number of shares of common stock outstanding as of the previous year-end. Under the Directors Stock Option Plan, the Company may grant options to its non-employee directors for an amount not to exceed 1% of the number of shares of common stock outstanding as of the previous year-end. Under both plans, the exercise price of each option equals the fair market value of the stock on the date the options are granted, and all options expire ten years from the date granted. Generally, options vest over a three year period under the Long-Term Incentive Plan. Under the Directors Stock Option Plan, options generally vest one year after the grant date.

        The restricted stock grants generally vest after either three or four years. There were 238,575 shares granted and $647,000 of expense was recognized in 2003 for stock-based compensation awards.

        A summary of the status of the Company's two fixed stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	2,361,164	$14.11	1,969,493	$10.94	1,690,455	$7.69
Granted	695,200	17.46	612,000	22.77	568,750	18.97
Exercised	(232,862)	10.81	(197,879)	9.24	(233,456)	5.99
Canceled	(68,508)	18.80	(22,450)	14.79	(56,256)	15.07

Options at end of year	2,754,994	$15.02	2,361,164	$14.11	1,969,493	$10.94

Options exercisable at year end	2,017,224	$13.64	1,448,890	$10.79	1,316,220	$8.67

Weighted average fair value of options granted during the year		$5.99		$8.82		$7.24

        The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$2.00 to $3.88	84,000	1.56	$3.17	84,000	$3.17
$4.00 to $6.58	154,200	2.91	4.99	154,200	4.99
$7.50 to $7.97	234,042	5.19	7.81	234,042	7.81
$8.13 to $9.22	479,698	5.41	8.68	479,698	8.68
$9.94 to $10.75	79,797	4.27	10.42	79,797	10.42
$11.41 to $14.63	21,973	6.70	13.42	21,973	13.42
$16.09 to $18.50	561,475	9.07	16.75	173,888	16.80
$18.72 to $20.75	522,257	7.60	19.09	417,871	19.05
$21.35 to $27.30	617,552	8.19	22.40	371,755	22.81

Total	2,754,994	6.90	$15.02	2,017,224	$13.64

16.   OTHER OPERATING EXPENSE

        Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Forms and supplies	$907	$897	$834
Telephone	412	369	440
Training and education	250	261	125
Postage	435	387	335
Insurance	1,528	1,092	782
Publications and subscriptions	303	293	268
Dues and memberships	251	224	235
Courier and express mail	431	292	239
Other	2,241	2,209	2,357

Total	$6,758	$6,024	$5,615

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

        Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2003	December 31, 2002
Commitments to originate loans
Variable rate	$63,606	$66,798
Fixed rate	16,497	51,589

Total commitments to originate loans	$80,103	$118,387

Unused lines of credit	$361,650	$281,229
Standby letters of credit (of which $16.5 million is secured by collateral at December 31, 2003)	$16,713	$17,463

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

        The book values and fair values of the Company's financial instruments are as follows:

	December 31, 2003		December 31, 2002
(In thousands)
	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$93,488	$93,488	$97,529	$97,529
Securities (includes Money Market Investments)	396,746	396,746	322,734	322,734
Loans, net	1,597,292	1,589,354	1,315,599	1,334,722
Other assets	32,382	32,382	22,674	22,674
FINANCIAL LIABILITIES:
Deposits	1,658,461	1,659,620	1,400,333	1,401,514
FHLB borrowings	197,850	205,389	145,339	157,172
Other liabilities	67,870	67,870	75,221	75,221

CASH AND CASH EQUIVALENTS

        The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of their maturities.

SECURITIES

        The fair value presented for securities are based on quoted bid prices received from a third party pricing service.

LOANS

        Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of consumer loans. The fair value estimated for home equity and other loans equals their carrying value because of the floating rate nature of these loans.

OTHER ASSETS

        Other financial assets consist primarily of accrued interest and fees receivable, and Federal Home Loan Bank stock, for which the carrying amount approximates fair value.

DEPOSITS

        The fair values reported for deposits, equal their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities.

FHLB BORROWINGS

        The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

OTHER LIABILITIES

        Other financial liabilities consist of securities sold under agreements to repurchase and accrued interest payable for which the carrying amount approximates fair value.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company's commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore there is no fair value adjustment.

19.   BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2003	December 31, 2002
ASSETS:
Cash	$7,225	$14,334
Short term investments	47,311	—

Cash and cash equivalents	54,536	14,334
Investment in wholly owned subsidiaries:
Banks	150,970	130,838
Nonbanks	27,032	22,283
Other assets	5,703	4,159

Total assets	$238,241	$171,614

LIABILITIES:
Deferred acquisition payments	$899	$1,645
Accounts payable and accrued expenses	1,890	2,587

Total liabilities	2,789	4,232

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 25,166,836 shares in 2003, and 22,548,591 shares in 2002	25,167	22,549
Additional paid-in capital	124,708	74,342
Retained earnings	83,006	65,725
Accumulated other comprehensive income	2,571	4,766

Total stockholders' equity	235,452	167,382

Total liabilities and stockholders' equity	$238,241	$171,614

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
INCOME:
Interest income	$187	$16	$19
Gain/(loss) on sale of securities	—	(60)	—
Management fees from subsidiaries	—	—	4,798
Dividends from subsidiaries
Banks	2,000	—	—
Nonbanks	3,500	3,820	4,150
Other income	23	6	5

Total income	5,710	3,782	8,972

EXPENSES:
Salaries and benefits	5,731	4,395	2,475
Professional fees	1,405	1,620	1,182
Lease abandonment expense	2,375	—	—
Other expenses	1,808	2,033	1,166
Merger expenses	—	—	3,306

Total expenses	11,319	8,048	8,129

Income/(loss) before income taxes	(5,609)	(4,266)	843

Income tax expense (benefit)	(4,546)	(3,176)	—

Income/(loss) before equity in undistributed earnings of subsidiaries	(1,063)	(1,090)	843
Equity in undistributed earnings of subsidiaries	22,886	24,835	10,703

Net Income	$21,823	$23,745	$11,546

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,823	$23,745	$11,546
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Equity in earnings of subsidiaries
Banks	(20,434)	(23,755)	(11,231)
Nonbanks	(7,952)	(4,900)	(3,621)
Dividends from subsidiaries
Banks	2,000	—	—
Nonbanks	3,500	3,820	4,150
Depreciation, amortization and accretion	730	(133)	760
Common shares issued as compensation	509	1,476	1,943
(Increase) decrease in other assets	(233)	(294)	(1,693)
(Decrease) increase in other liabilities	(1,252)	2,105	(25)

Net cash provided by (used in) operating activities	(1,309)	2,064	1,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in cash realized from purchases of Investment in Coldstream	(104)	(1,801)	—
Acquisition of Sand Hill Advisors(1)	(318)	(529)	(780)
Capital investment in subsidiaries
Banks	(4,168)	(4,000)	—
Nonbanks	(455)	(425)	—
Capitalized acquisition costs	(1,082)	(536)	—
Loans to nonbank affiliates	(157)	320	320

Net cash provided by (used in) investing activities	(6,284)	(6,971)	(460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	48,433	697	—
Proceeds from exercise of stock options	3,904	1,866	1,701
Dividends paid to stockholders	(4,542)	(3,582)	(2,275)

Net cash provided by (used in) financing activities	47,795	(1,019)	(574)

Net increase (decrease) in cash and cash equivalents	40,202	(5,926)	795
Cash and cash equivalents at beginning of year	14,334	20,260	19,465

Cash and cash equivalents at end of year	$54,536	$14,334	$20,260

(1)
See supplemental disclosures to the Company's consolidated cash flow statement.

20.   SELECTED QUARTERLY DATA (UNAUDITED)

	2003
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$17,556	$16,891	$17,010	$16,308
Non-interest income	18,661	17,472	15,463	14,488

Total revenues	36,217	34,363	32,473	30,796
Provision for loan losses	820	786	771	778
Non-interest expense	25,116	24,184	22,631	24,136

Income before taxes	10,281	9,393	9,071	5,882
Income taxes	3,403	3,011	1,589	4,801

Net income	$6,878	$6,382	$7,482	$1,081

Earnings per share
Basic	$0.30	$0.28	$0.33	$0.05

Diluted	$0.28	$0.27	$0.32	$0.05

	2002
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$16,566	$16,361	$15,903	$15,198
Non-interest income	12,972	12,733	13,108	13,055

Total revenues	29,538	29,094	29,011	28,253
Provision for loan losses	630	630	555	680
Non-interest expense	20,619	19,948	19,100	19,096

Income before taxes	8,289	8,516	9,356	8,477
Income taxes	2,461	2,665	3,072	2,695

Net income	$5,828	$5,851	$6,284	$5,782

Earnings per share
Basic	$0.26	$0.26	$0.28	$0.26

Diluted	$0.25	$0.25	$0.27	$0.25

        The first quarter of 2003 includes $3.1 million, or $0.13 per share, for the estimated cost of the retroactive change in the Massachusetts law that disallows REIT dividend deductions back to 1999. The first quarter also includes $1.2 million, or $0.06 per share, for the estimated after tax loss on an abandoned lease in California.

        The estimated cost of the REIT loss was reduced $1.6 million, or $0.07 per share, in the second quarter of 2003 when an agreement was reached with the Commonwealth of Massachusetts to settle the tax dispute. The estimated cost of the California lease was increased $0.3 million, or $0.01 per share, in the second quarter.

21.   REGULATORY MATTERS

INVESTMENT MANAGEMENT

        The Company's investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and by state regulatory agencies. Specifically, four of the Company's subsidiaries, including Westfield, Sand Hill, BPVI and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield acts as a sub-advisor and Sand Hill acts as an adviser to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that Act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, ("ERISA") to the extent any such entities act as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

BANKING

        The Company and its subsidiaries are also subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System, (the "Federal Reserve"), the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of Boston Private Bank and Borel to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks and the California Department of Financial Institutions. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly-owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting standards. The Banks' respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill and purchased intangibles, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk-weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2003, management believes that the Banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 2003, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2003, Boston Private Bank and Borel meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2003 that management believes have adversely changed the Company's or the Banks' categories.

        Actual capital amounts and regulatory capital requirements as of December 31, 2003 and 2002 are presented in the tables below.

					To Be Well Capitalized Under Prompt Corrective Action Purposes
			For Capital Adequacy Purposes
	Actual
(Dollars In thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2003
Total risk-based capital:
Company	$231,799	15.07%	$123,047	>8.0%	$153,809	>10.0%
Boston Private Bank	112,914	11.28	80,072	8.0	100,090	10.0
Borel	51,834	10.26	40,398	8.0	50,497	10.0
Tier I risk-based
Company	212,562	13.82	61,523	4.0	92,285	6.0
Boston Private Bank	100,385	10.03	40,036	4.0	60,054	6.0
Borel	45,599	9.03	20,199	4.0	30,298	6.0
Tier I leverage capital
Company	212,562	9.66	88,059	4.0	110,073	5.0
Boston Private Bank	100,385	6.60	60,822	4.0	76,027	5.0
Borel	45,599	8.08	22,564	4.0	28,205	5.0
AS OF DECEMBER 31, 2002
Total risk-based capital:
Company	$160,178	12.95%	$98,989	>8.0%	$123,736	>10.0%
Boston Private Bank	97,395	11.36	68,607	8.0	85,759	10.0
Borel	41,558	11.35	29,283	8.0	36,604	10.0
Tier I risk-based
Company	144,642	11.69	49,495	4.0	74,242	6.0
Boston Private Bank	86,661	10.11	34,303	4.0	51,455	6.0
Borel	36,975	10.10	14,642	4.0	21,962	6.0
Tier I leverage capital
Company	144,692	8.16	70,946	4.0	88,683	5.0
Boston Private Bank	86,661	6.61	52,408	4.0	65,509	5.0
Borel	36,975	8.20	18,041	4.0	22,552	5.0

        Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

        In June 2003, Boston Private Bank entered into an informal agreement, commonly known as a Memorandum of Understanding, with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act and related anti-money laundering compliance controls and procedures. As of December 31, 2003, Boston Private Bank had implemented many of the improvements and had met all of the regulatory deadlines as of that date contemplated under the formal agreement. Boston Private Bank continues to address the remaining requirements of the informal agreement. Any material failure to comply in a timely manner with such remaining requirements could result in regulatory sanctions and the delay of any, then pending acquisitions.

22.   LITIGATION AND CONTINGENCIES

Investment Management Litigation

        On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the Retirement Board of Allegheny County. The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in an alleged opportunity loss of approximately $4 million. Westfield moved to dismiss the complaint on the grounds that the complaint contains no allegations as to how Westfield breached the contract between the parties or its fiduciary duty to the Board. The plaintiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is in progress, and Westfield will continue to defend this claim vigorously.

Trust Litigation

        Since 1984, Borel has served as a trustee of a private family trust ("Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed that Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field, and, following the discovery of environmental contamination of the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues.

        In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial, the plaintiff beneficiaries submitted expert testimony of damages in the amount of $102 million, however, the trial court found this testimony unpersuasive. These matters have been largely inactive at the trial court level for the last several years while various procedural issues were pending in the California Court of Appeal.

        Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

Other

        The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

23.   RELATED PARTY TRANSACTIONS

        In connection with the relocation of its headquarters office, Borel entered into a ten-year lease during 1986 for office space located in the Borel Financial Center in San Mateo, CA, which is owned by the Borel Estate Company, a limited partnership. Two of the general partners of Borel Estate Company are relatives of Borel's Vice-Chairman and Director Harold A. Fick and of Chief Executive Officer and Director Ronald G. Fick. Harold A. Fick is also a director of the Company. The Vice Chairman of the Board of Borel, Miller Ream, is a general partner in a limited partnership which is the other general partner. The limited partners of Borel Estate Company are Harold A. Fick, Ronald G. Fick and two of their relatives.

        In February 1997, Borel exercised the first of five five-year options to extend the term of the lease commencing on March 12, 1997. As calculated pursuant to the terms of the lease, the base rent for the additional period was $2.65 per square foot per month. Payment of the base rent was abated for the first six months of the additional period, through September 11, 1997. During 2003, 2002 and 2001, respectively, Borel Estate Company received $1.0 million, $0.9 million, and $0.7 million in rental payments from Borel. In December 2001, Borel exercised its second option to extend the lease for an additional five-year term. The lease payments for this additional period, starting March 13, 2002 were calculated in accordance with the terms of the original lease. The lease calls for a rent adjustment equal to the lesser of an adjustment for the change in the consumer price index (CPI) for the five year period, or an adjustment to make the rental payments equal to 90% of the agreed upon market rent. The cost would be $3.43 per square foot if based on the agreed upon fair market rent. The cost based on then current CPI was $3.33 per square foot. The lease was therefore extended for additional five years at $3.33 per square foot. In July 2002 Borel acquired an additional 2,957 square feet of rentable space within the building and negotiated inclusion of that space into its existing lease at the same cost of $3.33 per square foot. The lease extension of this additional space calls for renewals at 100% of fair market value. Effective January 1, 2004, Borel has contracted for an additional 3,039 square feet of space at the Borel Financial Center at $2.50 per square foot for the next 38 months, the term remaining in the second extension to the original lease. Thereafter, the price per square foot will be at market value.

        Dr. Allen Sinai, a Director of the Company, is President, Chief Executive Officer, and Chief Economist of Decision Economics, Inc. ("DEI"). In October, 2001 DEI asserted a claim against Boston Private Bank in the amount of approximately $500,000 for damages allegedly sustained in connection with allegedly unauthorized and forged checks executed by DEI's former office manager over a period of many years in an account at Boston Private Bank. Negotiations ensued between DEI and Boston Private Bank and in January, 2003 Boston Private Bank settled this claim by a payment to DEI in the amount of $150,000. Dr. Sinai recused himself from participation in the negotiations that resolved this claim.

        In addition, there are no loans to executive officers and directors of the Company. Loans outstanding to certain senior management, directors and executive officers at Borel are on substantially the same terms as those prevailing at the time for comparable transactions with other persons. For more information see Note 7—Loans Receivable.

24.   COMMON STOCK

        During December 2003, the Company sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. The net proceeds after deducting estimated underwriting expenses were approximately $47.4 million dollars. In connection with the sale, the Company also entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated agreed to borrow and sell an additional 2.3 million shares of the Company's common stock.

        The forward sale agreement provides for settlement on a settlement date or dates to be specified at the Company's discretion until December 11, 2004 at an initial forward sale price of $22.89 per share, which is the public offering price of the Company's shares of common stock of $24.25 less an underwriting discount. The forward sale price will be increased based on an interest factor that is based on the federal funds rate, less a spread, and decreased for subsequent dividends.

        The Company can be required to settle the forward sale agreement on a date specified by the purchaser if (1) in its judgment, it is unable to continue to borrow a number of shares of the Company's common stock equal to the number of shares to be delivered by it under the forward sale agreement or it is commercially impracticable to do so, or (2) the closing price of the Company's common stock is equal to or less than $8.00 per share on any trading day. The purchaser's decision to exercise its right to require the Company to settle the forward sale agreement will be made irrespective of the Company's need for capital. In the event that early settlement of the forward sale agreement is based on the closing price of the Company's common stock as described above, the Company will have the right to elect stock, cash or net stock settlement. In the event that early settlement of the forward sale agreement is based on the availability of stock borrowed as described above, the Company would be required to settle by delivering shares of its common stock.

        In the unlikely event of a cash settlement the payment would be calculated based upon the difference between the Company's share price and the forward sale price multiplied by the number of shares in the forward sale agreement. At December 31, 2003, this would have resulted in a payment by the Company to Merrill Lynch of $4.5 million, which approximates fair value. If the Company's current share price is lower than the forward sale price than the Company would receive a payment from Merrill Lynch. For every dollar increase (decrease) in the value of the Company's stock, the payment to Merrill Lynch would increase (decrease) by $2.3 million. Except under limited circumstances, the Company has the right to elect cash or net stock settlement under the forward sale agreement so the Company can settle the contract by delivering shares of its common stock.

        The impact of the forward contract is reflected in the financial statements through an increase to diluted common shares outstanding.

25.   SUBSEQUENT EVENTS (UNAUDITED)

        On February 5, 2004 the Company completed its acquisition of a 20% interest in Bingham, Osborn and Scarborough—a financial planning and investment management firm located in San Francisco, CA.

        On February 6, 2004 the Company completed its acquisition of an 80% interest in Dalton, Greiner, Hartman, Maher & Co. (DGHM) of New York. DGHM is a value style manager specializing in small-cap equities with approximately $3.0 billion in client assets. The remaining 20% interest in the firm has been retained by members of the DGHM management team. The purchase price was approximately $96.0 million, with approximately 86% payable in cash. Approximately 20% of the total estimated value is contingent upon operating results through a five-year earn-out period. The results of operations of DGHM will be included in the earnings of the Company starting February 6, 2004. Goodwill of $54.6 million and intangible assets of $39.4 million were recognized upon acquisition.

        Intangible assets consist mostly of advisory contracts which are being amortized using the constant attrition method. Approximately 11% of the net intangibles will be amortized each year for 7 years. The Company expects to amortize the remaining unamortized cost over an 8 year life using the straight line method. The amortization of both the intangibles and the goodwill is expected to be deductible for tax purposes.

(In thousands)	Dalton, Greiner, Hartman, Maher & Company LLC Condensed Balance Sheet February 6, 2004
Assets:
Cash	$1,200
Accounts receivable	4,926
Advisory contracts and other intangibles	39,440
Goodwill	54,865
Other assets	729

Total assets	$101,160

Liabilities:
Payables and accrued expenses	$3,660

Total liabilities	$3,660

Stockholders' Equity:
Minority interest	$600
Stockholders' equity	96,900

Total Stockholders' equity	$97,500

Total liabilities and stockholders' equity	$101,160

        On February 17, 2004 the Company completed its acquisition of First State Bancorp, the holding company of First State Bank of California, a commercial bank situated in Los Angeles County with assets of approximately $185 million. Founded in 1983, First State Bank of California is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, CA. In the transaction, the Company acquired 100% of First State's common stock for a combination of 15% cash and 85% stock, valued at $18.93 per share, with an aggregate transaction value of $27.5 million.

INDEPENDENT AUDITORS REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

        We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 3 and 10 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Boston, Massachusetts
February 27, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned "Election of Directors," appearing in the definitive Proxy Statement (the "Proxy Statement") for the 2004 Annual Meeting of Stockholders to be held on April 29, 2004 and is incorporated herein by reference. In addition, certain information regarding Executive Officers of the Company may be found in the section captioned "Information Regarding Executive Officers" in the Proxy Statement.

        The Company has adopted a Code of Business Conduct and Ethics covering all employees, which is available, free of charge, on the Company's website, www.bostonprivate.com. The Company intends to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company's Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company's website.

ITEM 11: EXECUTIVE COMPENSATION

        Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to security ownership and the other matters required by Item 12 shall be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the 1997 Plan, the Company's Directors' Stock Option Plan (the "Directors' Plan") and the Company's

2001 Employee Stock Purchase Plan (the "ESPP"). Footnote (3) to the table sets forth the total number of shares of Common Stock of the Company issuable upon the exercise of assumed options as of December 31, 2003, and the weighted average exercise price of these options.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	2,699,105	(2)(3)	15.11	509,104	(4)(5)(6)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,699,105		15.11	509,104

(1)
Consists of the 1997 Plan, the Directors' Plan and the ESPP.

(2)
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)
Does not include outstanding options to acquire 55,889 shares, at a weighted-average exercise price of $11.81 per share, that were assumed in connection with the 2001 merger of Borel Bank & Trust Company with and into a subsidiary of the Company, under the Borel Bank & Trust Company's 1989 Stock Option Plan. No future options may be granted under the Borel Bank & Trust Company's 1989 Stock Option Plan.

(4)
Under the evergreen formula in the 1997 Plan, for each fiscal year beginning after December 31, 1997, an aggregate number of shares of common stock as does not exceed four percent (4%) of the total shares of outstanding common stock of the Company as of the last business day of the preceding fiscal year is added to the 1997 Plan. Any shares described in the preceding sentence which are not granted as awards for a fiscal year will not carry over and be available for awards in any subsequent fiscal year. Pursuant to the evergreen formula, 1,006,673 shares have been added to the 1997 Plan on January 1, 2004.

(5)
Under the evergreen formula in the Directors' Plan, for each fiscal year beginning after December 31, 1998, an aggregate number of shares of common stock as does not exceed one percent (1%) of the total shares of outstanding common stock of the Company as of the last business day of the preceding fiscal year is added to the Directors' Plan. Shares described in the preceding sentence which are not granted during a fiscal year will not carry over and be available for grants in any subsequent year. Pursuant to the evergreen formula, 251,668 shares were added to the Directors' Plan on January 1, 2004.

(6)
Includes shares available for future issuances under the ESPP.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8—

"Financial Statements and Summary Data in Note 23—Related Party Transactions in Notes to Consolidated Financial Statements."

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

        None

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and between Boston Private Financial Holdings, Inc. and Borel Bank & Trust Company, dated June 27, 2001 excluding schedules and exhibits which Boston Private Financial Holdings, Inc. agrees to furnish supplementary to the Commission upon request (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
2.2	Agreement and Plan of Merger, dated as of July 10, 2003, by and between Boston Private Financial Holdings, Inc. and First State Bancorp, excluding schedules and exhibits which Boston Private Financial Holdings, Inc. agrees to furnish supplementary to the Commission upon request (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 11, 2003)
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2001)
3.4	By-laws of Boston Private Financial Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)

3.5	Amendment to By-laws of Boston Private Financial Holdings, Inc., dated April 18, 2002 (incorporated by reference to Exhibit 3.5 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
4.1	Registration Rights Agreement dated as of February 28, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2001)
4.2	Registration Rights Agreement dated as of October 1, 2001 by and between Boston Private Financial Holdings, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-3 filed on November 6, 2001)
4.3	Voting Agreement, dated as of July 10, 2003, by and between Boston Private Financial Holdings, Inc. and certain directors and officers of First State Bancorp (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 11, 2003)
10.1	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.2	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.3	Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated December 28, 1988 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.4	Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated January 17, 1987 (incorporated by reference to exhibit 10.4 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.5	Second Amended and Restated Stockholders' Agreement by and among Boston Private Financial Holdings, Inc. and each of the stockholders who are signatories thereto, dated August 28, 2001 (incorporated by reference to Annex F to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4/A filed on October 12, 2001)
10.6	Stock Option Agreement by and between Borel Bank & Trust Company and Boston Private Financial Holdings, Inc. dated June 27, 2001 (incorporated by reference to Exhibit 99.3 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on July 3, 2001)
10.7	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.8	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.9	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.10	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
10.11	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
10.12	Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)
*10.13	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Richard N. Thielen, dated November 17, 2003
*10.14	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003
10.15	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.16	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on July 24, 2001)
10.17	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2001)
10.18	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.19	Borel Bank & Trust Company 1989 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.20	Borel Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
*10.21	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003
10.22	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan (incorporated by reference to exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.23	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
10.24	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.25	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)

10.26	Purchase Agreement, dated December 11, 2003, by and among Boston Private Financial Holdings, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O'Neill & Partners, L.P., as representatives of the several Underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on December 18, 2003)
10.27	Forward Sale Agreement, dated December 11, 2003, by and among Boston Private Financial Holdings, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on December 18, 2003)
11.1	Statement regarding computation of per share earnings (set forth in the "Notes to Consolidated Financial Statements" herewith)
*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) under the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) under the Securities Exchange Act of 1934
*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

(b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

        On December 18, 2003, the Company filed a Current Report, dated December 17, 2003, on Form 8-K regarding the completion on December 17, 2003 of an offering of 1,500,000 Common Shares at an offering price of $24.25 pursuant to Prospectus Supplement dated December 11, 2003.

        On December 4, 2003, the Company filed a Current Report, dated December 3, 2003, on Form 8-K regarding its press release announcing that the Company had signed an amendment to extend its agreement to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. of New York, New York.

        On October 20, 2003, the Company filed a Current Report, dated October 15, 2003, on Form 8-K regarding its earnings press release and conference for fiscal quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2004.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 12, 2004
/s/ WALTER M. PRESSEY Walter M. Pressey	President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 12, 2004
/s/ ARTHUR J. BAUERNFEIND Arthur J. Bauernfeind	Director	March 12, 2004
/s/ PETER C. BENNETT Peter C. Bennett	Director	March 12, 2004
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 12, 2004
/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	March 12, 2004
/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 12, 2004
/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 12, 2004
/s/ RICHARD N. THIELEN Richard N. Thielen	Director	March 12, 2003
/s/ HAROLD A. FICK Harold A. Fick	Director	March 12, 2004
/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	March 12, 2004
/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	March 12, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Boston Private Financial Holdings, Inc. AUM—Asset Mix by Affiliate December 31, 2003
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES