Form 10-Q
period 2004-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2004-05-10
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on May 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004:

Common Stock—Par Value $1.00 (class)	27,309,975 (outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	March 31, 2004	December 31, 2003
	(In thousands, except share data)
Assets:
Cash and due from banks	$70,367	$45,977
Federal funds sold and other short term investments	56,735	47,511

Cash and cash equivalents	127,102	93,488
Money market investments	200	200
Investment securities available for sale (amortized cost of $490,721 and $392,440, respectively)	495,777	396,546
Loans held for sale	8,904	4,900
Loans receivable:
Commercial	1,054,246	880,626
Residential mortgage	656,712	651,290
Home equity and other consumer loans	81,902	80,648

Total loans	1,792,860	1,612,564
Less allowance for loan losses	(23,146)	(20,172)

Net loans	1,769,714	1,592,392
Stock in Federal Home Loan Banks	12,501	11,122
Premises and equipment, net	16,703	13,740
Goodwill	85,788	17,181
Intangible assets	45,980	3,137
Fees receivable	19,452	12,427
Accrued interest receivable	10,195	8,833
Other assets	56,116	42,331

Total assets	$2,648,432	$2,196,297

Liabilities:
Deposits	$1,934,379	$1,658,461
FHLB borrowings	248,054	197,850
Securities sold under agreements to repurchase	79,021	65,770
Accrued interest payable	2,764	2,100
Trust preferred securities and other borrowings	6,186	—
Deferred purchase obligations	45,173	3,957
Other liabilities	42,381	32,707

Total liabilities	2,357,958	1,960,845

Stockholders' equity:
Common stock, $1.00 par value per share; authorized: 70,000,000 shares issued: 27,269,762 shares at March 31, 2004 and 25,166,836 shares at December 31, 2003	27,270	25,167
Additional paid-in capital	177,209	129,827
Retained earnings	88,727	83,006
Unearned compensation	(5,899)	(5,119)
Accumulated other comprehensive income	3,167	2,571

Total stockholders' equity	290,474	235,452

Total liabilities and stockholders' equity	$2,648,432	$2,196,297

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share data)
Interest and dividend income:
Loans	$22,500	$19,805
Taxable investment securities	1,265	1,695
Non-taxable investment securities	1,417	740
Mortgage-backed securities	400	15
Federal funds sold and other	284	188

Total interest and dividend income	25,866	22,443

Interest expense:
Deposits	4,022	4,110
FHLB borrowings	2,434	1,825
Securities sold under agreements to repurchase	180	194
Federal funds purchased and other	38	6

Total interest expense	6,674	6,135

Net interest income	19,192	16,308
Provision for loan losses	956	778

Net interest income after provision for loan losses	18,236	15,530

Fees and other income:
Investment management and trust fees	20,155	9,849
Financial planning fees	1,991	1,537
Earnings in equity investments	224	95
Deposit account service charges	298	239
Gain on sale of loans, net	227	791
Gain on sale of investment securities, net	211	1,075
Other	1,018	853

Total fees and other income	24,124	14,439

Operating expense:
Salaries and employee benefits	21,397	14,281
Occupancy and equipment	3,609	5,292
Professional services	1,288	1,032
Marketing and business development	1,192	916
Contract services and processing	670	461
Amortization of intangibles	782	39
Other	2,457	2,066

Total operating expense	31,395	24,087

Income before income taxes	10,965	5,882
Income tax expense	3,732	4,801

Net income	$7,233	$1,081

Per share data:
Basic earnings per share	$0.26	$0.05

Diluted earnings per share	$0.25	$0.05

Average basic common shares outstanding	28,186,499	22,618,498
Average diluted common shares outstanding	29,391,480	23,298,957

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDARIES

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2002	$22,549	$74,342	$—	$65,725	$4,766	$167,382
Net income	—	—	—	1,081	—	1,081
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(1,157)	(1,157)

Total comprehensive income						(76)
Dividends paid to shareholders	—	—	—	(1,130)	—	(1,130)
Issuance of 36,052 shares of common stock	36	637	—	—	—	673
Issuance of 40,400 shares of incentive common stock	40	643	(683)	—	—	—
Amortization of unearned compensation	—	—	38	—	—	38
Stock options exercised	23	896	—	—	—	919

Balance at March 31, 2003	$22,648	$76,518	$(645)	$65,676	$3,609	$167,806

Balance at December 31, 2003	$25,167	$129,827	$(5,119)	$83,006	$2,571	$235,452
Net income	—	—	—	7,233		7,233
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	596	596

Total comprehensive income						7,829
Dividends paid to shareholders	—	—	—	(1,512)	—	(1,512)
Issuance of 1,969,872 shares of common stock	1,970	45,313	—	—	—	47,283
Issuance of 42,850 shares of incentive common stock	43	1,122	(1,165)	—	—	—
Amortization of unearned compensation	—	—	385	—	—	385
Stock options exercised	90	947	—	—	—	1,037

Balance at March 31, 2004	$27,270	$177,209	$(5,899)	$88,727	$3,167	$290,474

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$7,233	$1,081
Adjustments to reconcile net income to net cash(used in) provided by operating activities:
Depreciation and amortization	2,198	907
Amortization of investment and loan fees	(1,352)	(3,623)
Gain on sale of loans, net	(227)	(791)
Gain on sale of investment securities, net	(211)	(1,075)
Provision for loan losses	956	778
Distributed earnings of partnership investments	397	59
Common shares issued as compensation	73	23
Loans originated for sale	(38,884)	(63,096)
Proceeds from sale of loans held for sale	35,107	80,831
(Increase) decrease in:
Fees receivable	(2,099)	(586)
Accrued interest receivable	(619)	(611)
Other assets	(3,326)	(385)
Increase (decrease) in:
Accrued interest payable	288	(332)
Other liabilities	2,971	(1,748)

Net cash provided by operating activities	2,505	11,432

Cash flows from investing activities:
Net decrease in money market mutual fund	—	13,000
Investment securities available for sale:
Purchases	(153,095)	(110,064)
Sales	36,093	40,492
Maturities and principal payments	43,781	8,351
Purchase of investments—Rabbi Trust	(6,095)	—
Net increase in portfolio loans	(37,800)	(73,551)
Purchase of FHLB stock	(1,304)	(814)
Charge-offs, net of recoveries	(7)	(92)
Capital expenditures, net of sale proceeds	(1,946)	(1,209)
Cash paid for acquisitions, net of cash acquired	(33,616)	—

Net cash used by investing activities	(153,989)	(123,887)

Cash flows from financing activities:
Net increase (decrease) in deposits	105,984	96,575
Net increase (decrease) in repurchase agreements	13,251	(827)
Proceeds from FHLB borrowings	52,950	20,000
Repayments of FHLB borrowings	(2,746)	(719)
Dividends paid to stockholders	(1,512)	(1,130)
Proceeds from issuance of common stock	17,171	1,568

Net cash provided by financing activities	185,098	115,467

Net increase in cash and due from banks	33,614	3,012
Cash and cash equivalents at beginning of year	93,488	97,530

Cash and cash equivalents at end of period	$127,102	$100,542

Supplementary disclosures of cash flow information:
Cash paid for interest	6,386	6,467
Cash paid for income taxes	7,400	3,100
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	596	(1,157)
Fair value of assets acquired	125,463	—
Less: estimated contingent deferred liability	41,310	—

Cash and stock paid at close (includes options)	84,153	—

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, and First State Bank of California ("FSB"), a California state banking corporation; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill"), Boston Private Value Investors, Inc. ("BPVI"), Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM"), registered investment advisors; and RINET Company, LLC ("RINET"), a financial planning firm and a registered investment advisor. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Preferred Capital Corporation. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings") and a 20% minority interest in Bingham, Osborn, & Scarborough, LLC ("BOS"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. BOS is a financial planning and investment management firm located in San Francisco, CA. The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, FSB, (together the "Banks"), Westfield, Sand Hill, BPVI, RINET, and DGHM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2003 Annual Report to Shareholders. Certain prior year information has been reclassified to conform to current year presentation.

        The Company's significant accounting policies are described in Note 3 of the Notes to the Consolidated Financial Statements in its Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

Incentive Plans

        The Company applies Auditing Practice Board ("APB") No. 25 in accounting for stock options, which measures compensation cost for stock based compensation plans as the excess of the fair market value of the Company's stock at the grant date above the exercise price of the options granted, if any. This generally does not result in any compensation charged to earnings. Below, the Company discloses, according to the assumptions specified by Statement of Financial Accounting Standards ("SFAS")

No. 123, pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three Months Ending March 31,
	2004	2003
	(In thousands, except share data)
Net income:
As reported	$7,233	$1,081
Stock-based employee and director compensation expense, net of related tax effects	(539)	(519)

Pro forma	$6,694	$562

Basic earnings per share:
As reported	$0.26	$0.05
Pro forma	$0.24	$0.02
Diluted earnings per share:
As reported	$0.25	$0.05
Pro forma	$0.23	$0.02

        If stock-based compensation had been recorded in the Company's financial statements under the Fair Value Method (SFAS 123), net income would have been reduced by $539 thousand and $519 thousand in the first quarters of 2004 and 2003, respectively. First quarter basic earnings per share would have been reduced $0.02 per share in 2004 and $0.03 in 2003, and first quarter diluted earnings per share would have been reduced by $0.02 per share in 2004 and $0.03 per share in 2003, respectively.

(2) Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution attributable to stock options but for the first quarter of 2004 includes 2.3 million unissued shares under the Company's forward contract. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The earnings per share calculation is based upon the weighted average number of common shares and common share equivalents outstanding during the period. The shares outstanding for calculating diluted EPS also includes the 2.3 million unissued shares under the forward agreement. The forward agreement was modified effective April 1, 2004, such that unissued shares under the forward contract will no longer be included in basic shares outstanding and will be included in diluted shares outstanding under the treasury stock method. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

        In the following tables, the numerators and denominators of basic and diluted earnings per share computations are reconciled:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
		(In thousands, except per share amounts)
Basic EPS
Net Income	$7,233	28,186	$0.26	$1,081	22,618	$0.05
Effect of Dilutive Securities
Stock Options	—	1,205	(0.01)	—	681	(0.00)

Diluted EPS
Net Income	$7,233	29,391	$0.25	$1,081	23,299	$0.05

(3) Business Segments

Management Reporting

        The Company has eight reportable segments: Boston Private Bank, Borel, FSB, Westfield, RINET, Sand Hill, BPVI and DGHM. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately because each business is an individual company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of basic deposit services, including checking and savings accounts, with automated teller machine access, and cash management services through sweep accounts and repurchase agreements. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank specializes in separately managed mid to large cap equity and fixed income portfolios.

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

        FSB provides a range of commercial and consumer banking services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the San Fernando Valley. It engages in a full complement of lending activities including lines of credit, term loans, commercial real estate loans, construction loans, SBA, accounts receivable, auto, personal, overdraft protection, home improvement, and equity lines of credit. FSB also offers a variety of deposit services including checking accounts, savings accounts, money market accounts, certificates of deposit, telebanking, internet banking, tax payments, deposit pick-up, and ATMs.

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

        BPVI serves the investment management needs of high net worth individuals and select institutions primarily in New England and the Northeast. The firm is a large and mid-cap value style investor.

        DGHM is a value driven investment manager specializing in smaller capitalization equities. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro cap portfolios. Founded in 1982, the firm is headquartered in New York City.

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2004 and 2003.

	For the three months ended March 31, 2004
Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	DGHM	Total Registered Investment Advisors
	(In thousands)
Revenue from Customers
Net Interest Income	$10	$1	$(2)	$1	$—	$10
Non-Interest Income	10,535	1,961	1,396	1,448	3,547	18,887

Total Revenues	$10,545	$1,962	$1,394	$1,449	$3,547	$18,897
Non-Interest Expense	6,349	1,738	1,235	1,257	2,810	13,389
Income Taxes	1,755	94	64	79	318	2,310

Segment Profit	$2,441	$130	$95	$113	$419	$3,198

Segment Assets	$21,343	$3,446	$16,315	$4,766	$103,413	$149,283

	For the three months ended March 31, 2004
Income Statement Data:	Boston Private Bank	Borel	FSB	Total Banks	BPFH	Inter-Segment	Total
	(In thousands)
Revenue from Customers
Net Interest Income	$11,670	$6,353	$1,137	$19,160	$18	$4	$19,192
Non-Interest Income	3,891	1,043	167	5,101	235	(99)	24,124

Total Revenues	$15,561	$7,396	$1,304	$24,261	$253	$(95)	$43,316
Provision for Loan Loss	500	375	81	956	—	—	956
Non-Interest Expense	10,106	3,789	678	14,573	3,528	(95)	31,395
Income Taxes	1,245	1,299	229	2,773	(1,351)	—	3,732
Segment Profit	$3,710	$1,933	$316	$5,959	$(1,924)	$—	$7,233

Segment Assets	$1,673,722	$604,493	$216,344	$2,494,559	$21,454	$(16,864)	$2,648,432

Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisors. The segment profit for both DGHM and FSB only includes results from the date of acquisition.

	For the three months ended March 31, 2003
Income Statement Data:	Westfield	RINET	Sandhill	BPVI	Registered Investment Advisors
	(In thousands)
Revenue from Customers
Net Interest Income	$10	$—	$—	$1	$11
Non-Interest Income	5,029	1,508	903	993	8,433

Total Revenues	$5,039	$1,508	$903	$994	$8,444
Non-Interest Expense	3,436	1,357	1,145	824	6,762
Income Taxes	670	63	(95)	69	707

Segment Profit	$933	$88	$(147)	$101	$975

Segment Assets	$10,093	$2,575	$14,623	$3,223	$30,514

	For the three months ended March 31, 2003
Income Statement Data:	Boston Private Bank	Borel	Total Banks	BPFH	Inter-Segment	Total
	(In thousands)
Revenue from Customers
Net Interest Income	$11,235	$5,022	$16,257	$40	$—	$16,308
Non-Interest Income	4,729	1,256	5,985	21	—	14,439

Total Revenues	$15,964	$6,278	$22,242	$61	$—	$30,747
Provision for Loan Loss	508	270	778	—	—	778
Non-Interest Expense	9,710	3,232	12,942	4,383	—	24,087
Income Taxes	4,753	972	5,725	(1,631)	—	4,801

Segment Profit	$993	$1,804	$2,797	$(2,691)	$—	$1,081

Segment Assets	$1,421,499	$482,533	$1,904,032	$15,457	$(15,888)	$1,934,115

Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisors.

(4) Acquisitions

        On February 5, 2004, the Company completed its acquisition of a 20% interest in Bingham, Osborn and Scarborough—a financial planning and investment management firm located in San Francisco, CA. This investment is accounted for using the equity method.

        On February 6, 2004, the Company completed its acquisition of an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities with approximately $3.0 billion in client assets. The acquisition represents a continuation of the Company's strategy and will provide a foundation for growing our asset management business in the New York Metro region. The purchase price was approximately $97.0 million, with approximately 86% payable in cash. Approximately 20% of the total estimated value is contingent upon operating results through a five-year earn-out period. The results of operations of DGHM are included in the earnings of the Company as of the acquisition date. Goodwill of $55.0 million and intangible assets of $39.4 million were recognized upon acquisition. However, the amount recorded for goodwill is an estimate as it is based on the estimated deferred payments to be made which are contingent upon the future operating results of DGHM.

        Intangible assets of $38.3 million were recorded for advisory contracts and intangible assets of $1.1 million were recorded for non-competition agreements. The DGHM advisory contracts are being amortized using the constant attrition method. Approximately 11% of the net advisory contracts will be amortized each year for 7 years. The Company expects to amortize the remaining unamortized cost over an 8 year life using the straight line method. The non-competition agreements are being amortized on a straight line basis over a seven year life. Both the intangibles and the goodwill are expected to be deductible for tax purposes.

        The following table sets forth the estimated assets acquired and liabilities assumed at fair value from DGHM as of February 6, 2004:

(In Thousands)
Assets:
Cash	$1,200
Accounts Receivable	4,926
Advisory Contracts and Other Intangibles	39,430
Goodwill	54,978
Other Assets	729

Total Assets	$101,263
Liabilities:
Payables and Accrued Expenses	$3,660

Total Liabilities	$3,660

Net Assets Acquired	$97,603

        The following table sets forth the Company's results of operations on a pro forma basis as if the acquisition of DGHM had occurred at the beginning of the quarters ending March 31, 2004 and March 31, 2003:

	Three Months Ending March 31,
	2004	2003
Total revenues	$45,781	$34,946
Provision for loan loss	956	778
Total expenses	33,176	27,685

Income before taxes	11,649	6,483
Income tax expense	4,032	5,061

Net Income	$7,617	$1,422
Per share data:
Basic earnings per share	$0.27	$0.06
Diluted earnings per share	$0.26	$0.06

        Although the Company acquired other businesses during the first quarter of 2004, such businesses were not significant to the Company's results of operations on a pro forma basis and, as such, have not been reflected in the above table.

        On February 17, 2004, the Company completed its acquisition of First State Bancorp, the holding company of FSB, a commercial bank situated in Los Angeles County with assets of approximately $188 million. Founded in 1983, First State Bank of California is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, CA. In the transaction, the Company acquired 100% of First State's common stock for a combination of 15% cash and 85% stock with an aggregate transaction value of $27.5 million. The 886,176 shares of BPFH stock issued in the transaction were valued at $23.81 per share.

(5) Excess of Cost over Net Assets Acquired (Goodwill) and Intangible Assets

        An analysis of the activity in goodwill and intangible assets is presented below:

Intangibles

	Balance at December 31, 2003	Acquisitions and additions	Amortization	Balance at March 31, 2004
Boston Private Bank—Other Intangibles	$122	$—	$(5)	$117
Sand Hill Advisory Contracts	899	95	(28)	966
BPVI Advisory Contracts	2,116	—	(59)	2,057
DGHM Advisory Contracts	—	38,300	(628)	37,672
DGHM Non-compete Agreements	—	1,130	(27)	1,103
FSB Core Deposit Intangibles	—	4,100	(35)	4,065

Total	$3,137	$43,625	$(782)	$45,980
	Balance at December 31, 2002	Acquisitions and additions	Amortization	Balance at March 31, 2003
Boston Private Bank—Other Intangibles	$141	$—	$(4)	$137
BPVI Advisory Contracts	1,324	—	(35)	1,289

Total	$1,465	$—	$(39)	$1,426

Goodwill

	Balance at December 31, 2003	Acquisitions and additions	Balance at March 31, 2004
Boston Private Bank	$2,286	$—	$2,286
Sand Hill	13,561	40	13,601
BPVI	1,334	—	1,334
DGHM	—	54,978	54,978
FSB	—	13,589	13,589

Total	$17,181	$68,607	$85,788
	Balance at December 31, 2002	Acquisitions and additions	Balance at March 31, 2003
Boston Private Bank	$2,286	$—	$2,286
Sand Hill	13,345	—	13,345
BPVI	911	—	911

Total	$16,542	$—	$16,542

        The intangible values of investment advisory contracts are being amortized over their estimated useful life of 10 years on the straight line method except for the DGHM advisory contracts, which are being amortized on the constant attrition method. Approximately 11% of the DGHM unamortized balance of intangible investment advisory contracts will be amortized annually. The non-competition agreements are being amortized on a straight line basis over seven years. The core deposit intangibles are being amortized on a straight line basis over their estimated life of fifteen years. The annual amortization expenses for the intangibles above are estimated to be $4,519,000 for 2005, $4,569,000, $4,151,000, $3,780,000 and $3,449,000 per year for each of the next four years for an aggregate of $20,468,000 over the next five years. All goodwill, other than that related to FSB, is expected to be deductible for tax purposes.

(6) Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which defines the circumstances under which a Company will include in its financial statements the assets, liabilities and activities of related entities. In December 2003, the FASB revised FIN 46, ("FIN 46R"), which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance requires the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until and unless notice to the contrary is given. The Federal Reserve intends to review the regulatory implications of this accounting treatment change and will provide appropriate guidance as necessary or warranted. There can be no assurance that the Federal Reserve will continue to consider trust preferred securities as Tier 1 capital for regulatory purposes. As of March 31, 2004, if the Company's $6 million in trust preferred securities were no longer considered to be Tier 1 capital, the Company would still exceed the regulatory required capital adequacy minimums. If trust preferred securities were no longer considered to be Tier 1 capital, the Company would be permitted to redeem the securities without penalty. The adoption of this standard will not have a material effect on the Company's financial condition, results of operations, earnings per share or cash flows.

        The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partner interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the Securities and Exchange Commission (SEC) staff recently provided interpretative guidance on what may constitute an important right under AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, that may affect the Company's consolidation policies with regard to its investment partnerships. The Company expects to amend eight investment partnership agreements by June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff's interpretative guidance. These amendments will allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At March 31, 2004, the investment partnerships, for which the Company holds a general partner interest and acts as the asset manager, have $414.4 million of assets, $84.8 million of liabilities, and $326 million of limited partnership interests. The Company's equity interest in the investment partnerships was $139,000 at March 31, 2004, and $220,000 at December 31, 2003.

        On March 31, 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue 03-6 "Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share",

affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company's Forward Stock Sale Agreement (the "Agreement") dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Company amended the Forward Agreement effective April 1, 2004, and after that date, the interpretation will no longer affect the calculation of earnings per share.

        The new accounting interpretation has no impact upon the Company's revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement. The new interpretation requires the Company to account for the original Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The calculation includes these unissued shares, for which the Company has received no capital proceeds. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company's reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this new rule on the calculation of earnings per share for the first quarter of 2004 was approximately $0.01 per share.

        In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at fair value. The yield that may be accreted is limited to the excess of the investor's estimate of the undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor "carried over" in the initial accounting for loans acquired in a transfer of loans. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position of results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended March 31, 2004

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

Executive Summary

        The Company is a wealth management company providing private banking, financial planning and investment management services to the high net worth marketplace, selected businesses and non-profits, while leveraging its reputation for and commitment to delivering exceptional client service.

        Our strategy is to build a national enterprise in demographically attractive regions in the United States. In each region we form "clusters" of independent affiliates representing our core competencies. While each affiliate remains a separate profit center, we seek product and client synergies within the cluster and across the enterprise. Some of our products are sold nationwide—particularly to the institutional markets; but the major strategic differentiation in the high net worth marketplace is our "small platform" service delivery concept within these clusters.

        We use acquisitions for market-entry and then devote corporate resources to develop organic growth toward achieving our long-term earnings goals. In the next 5-7 years we expect to have a significant presence in the top 12 wealth regions of the United States. We maintain a strong commitment to high ethical standards and corporate citizenship to create value for clients and our shareholders.

        The Company is a bank holding company and, through its operating subsidiaries, offers a full range of financial services centered around its three core competencies: Private Banking, Investment Management and Financial Planning. During the first quarter of 2004, the Company entered two new regions with the acquisitions of 100% of First State Bancorp, a bank holding company based in Los Angeles County with $188 million in assets, and an 80% interest in DGHM, a registered investment advisor based in New York City with approximately $3.0 billion in assets under management. The Company also added to its wealth management presence in Northern California by acquiring a 20% interest in BOS, a financial planner and registered investment advisor headquartered in San Francisco with approximately $1.0 billion in assets under management. As of March 31, 2004, the Company had eight wholly-owned operating subsidiaries: Boston Private Bank, Borel, FSB, WCM, DGHM, RINET, Sand Hill, and Boston Private Value Investors. The Company's minority interests in Coldstream Holdings and BOS, are accounted for using the equity method. The Company managed approximately $14.9 billion in client investment assets and had balance sheet assets of approximately $2.6 billion as of March 31, 2004.

        The Company seeks to create exceptional shareholder value by providing a full complement of wealth management services through affiliated companies that are diversified geographically, by investment management style and by loan and deposit products. During the first quarter of 2004, through organic business growth, acquisitions and by capitalizing on the benefit of strong equity markets, the Company achieved operating revenue of $43.3 million, a 40.9% increase over revenues of $30.8 million for the same period in 2003. Although the last two years have presented an uncertain economic environment for the wealth management industry, the Company increased its revenue in each of the last nine quarters. The Company reported net income for first quarter 2004 of $7.2 million, or $0.25 per diluted share. Net income for the first quarter 2003 was $1.1 million, or $0.05 per diluted share; however these earnings were reduced for costs of approximately $4.4 million (net of tax), or $0.19 per diluted share, related to a retroactive state tax law change and an abandoned lease. Net income for first quarter 2003, excluding these costs, would have been $5.5 million, or $0.24 per diluted share.

        Management continues to invest in the Company's infrastructure. Over the last 12 months we significantly increased staff and system resources committed to risk management and regulatory compliance. Management believes that these resources are aligned to support our future growth, the increasing complexity of our company, and the increased threat of terrorism to the financial services industry.

        During the three month period ended March 31, 2004, the Company realized 51.7% of its revenues from net interest income generated from its private banks. The cumulative impact of near record low interest rates has caused severe compression of net interest margins in the industry, and the Company was no exception. It has taken awhile to feel the full impact of the decline in interest rates as the yield on certain fixed rate assets and liabilities did not change until they matured or were called or refinanced. Net interest margin declined 16 basis points to 3.61% for the first quarter of 2004, down from 3.77% for the first quarter last year and increased up 14 basis points from 3.47% in the fourth quarter of 2003. The increase in net interest margin from the fourth quarter of 2003 was primarily due to the acquisition of FSB in February 2004 which has a somewhat higher net interest margin than the other banking subsidiaries. Management estimates that the decline in net interest margins compared to the first quarter of 2003 reduced net interest income by $0.8 million while our acquisition of FSB and organic growth increased volume to increase net interest income by $4.2 million. If the acquisition of FSB is excluded net interest income would have decreased $0.9 million while organic growth would have increased net interest income by $3.2 million. Management expects to continue to focus its attention and resources on organic growth in loans and deposits which should contribute to net interest margins which should position us well for the future. Management continues to take certain actions to position the Company's balance sheet for an expected increase in interest rates by increasing the percentage of variable rate loans, by shortening maturities on certain of its assets and extending liabilities where possible. Even with these changes, interest rates on liabilities are expected to reprice more quickly than interest rates on assets in the short term. Accordingly, in the absence of other changes, increases in interest rates may reduce net interest income in the short term, even though rising interest rates are expected to eventually increase net interest income. For the first quarter of 2004, the Company's net interest income on a fully taxable equivalent basis increased 20.7% to $20.2 million, compared to $16.7 million during the same period in 2003. This was accomplished through organic growth of our balance sheet, which was more than sufficient to offset reduced net interest margins, and by our acquisition of FSB. That acquisition contributed $1.1 million of net interest income since acquisition. Management tracks net interest income, net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

        Strong equity markets also impacted the Company during the first three months of 2004. As a result, the Company experienced an increase of market values during the first quarter of 2004. Market appreciation increased the Company's assets under management ("AUM") values by $530 million for the quarter. During this same timeframe, the S&P 500 Index increased 1.3%. The Company's AUM reached $14.9 billion, up 118% over the same period in 2003 as a result of net new sales contributed by both new and existing clients, market appreciation, and acquisitions. New asset management sales for the first quarter of 2004 were $326 million, a 3% increase from December 2003 levels. The acquisition of DGHM contributed $3.0 billion of new AUM in the quarter. The total increase in AUM caused investment management fee income to increase 105% to $20.2 million for the first quarter 2004 from the same period in the prior year. The acquisition of DGHM contributed $3.5 million of net investment management fees since acquisition and $6.0 million for the quarter on a pro forma basis.

        The Company also derives revenues from financial planning fees and other income. Financial planning fees of $2.0 million increased 29.5%, for the first quarter 2004 over the same period in the prior year. Gains on the sale of investment securities declined $0.9 million to $0.2 million and gain on the sale of loans decreased $0.6 million to $0.2 million. In 2003 the Company took advantage of the current rate environment to lock in and recognize gains on fixed rate investments and to reposition the portfolio. Demand for mortgage loan refinancings has slowed as mortgage rates have stopped declining.

        The effective tax rate for the first quarter of 2004 was 34.0% and the related income tax expense was $3.7 million. The effective tax rate for the same period in 2003 was 34.5% adjusted for the retroactive portion of the REIT tax increase and the lease abandonment costs. Due to the increased state taxes from the business acquisitions that closed in February of 2004, and the changes in state tax laws regarding REITs, the Company anticipates the 2004 effective income tax rate will exceed 36% for the full year.

        The return on average assets increased 94 basis points to 1.17% for the three month period ended March 31, 2004, compared to 0.23% for the three month period ended March 31, 2003. The return on average assets for the first quarter of 2003 would have been 1.17% if the retroactive portion of the REIT tax adjustment and the lease accrual were excluded. Average assets increased $597 million, or 32% from $1.9 billion to $2.5 billion from March 31, 2003 to March 31, 2004 but net interest income only increased $2.9 million, or 18% due to reduced net interest margins.

        Return on average equity was 10.82% for the quarter ended March 31, 2004, an increase of 826 basis points from 2.56% at March 31, 2003. The return for the three month period ended March 31, 2003 improves to 12.98% if the costs of the retroactive portion of the REIT tax adjustment and the lease accrual are excluded. Average equity increased 58% to $267 million at March 31, 2004. Most of the capital required for the acquisitions was raised in December 2003 and was included in the average shares outstanding for the entire quarter even though we only recognized earnings from the acquisitions from the date they were acquired. The Company issued 886,176 shares and 326,095 shares of common stock at the date of acquisition for FSB and DGHM, respectively. The new affiliates' contribution to net income from the date of acquisition was $0.8 million. Their earnings from the date of acquisition are net of amoritzation of purchased intangibles of $0.7 million.

        The Company's December 2003 Forward Stock sale agreement continues to provide the Company access to 1.6 million shares of BPFH stock on an as needed basis through December 11, 2004. During the first quarter of 2004, the Company drew down approximately 700,000 shares of common stock available in the Forward Agreement adding approximately $15 million of new capital. These shares were used to provide additional working capital and to fund the business acquisitions that closed in February of 2004. At March 31, 2004, there were still 1.6 million shares available to the Company under its forward sale contract and there were 27,269,762 shares outstanding. Management expects to use the shares under its forward sale contract to finance additional acquisitions, but will issue the shares by December 11, 2004, whether new acquisitions are closed or not.

        On March 31, 2004, the Financial Accounting Standards Board ("FASB") changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of earnings per share for variable priced contracts, which included the Forward Agreement. The new interpretation requires the Company to change its accounting for the original agreement by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter 2003 and the first quarter 2004 despite the fact the Company received no capital proceeds from these unissued shares. The recalculation for the fourth quarter 2003 and for the full year 2003 decreases the Company's reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 do not change. Dilutive and Basic earnings per share for the first quarter of 2004 were reduced by $0.01 per share as a result of this new interpretation of accounting guidance. The Company amended the Forward Agreement effective April 1, 2004, determining the sale price, subject to interest rate adjustments, for the common shares to be sold under the Forward Agreement. This amendment reestablishes the original intent of the Forward Agreement by eliminating the need for the Company to include unissued shares under the Forward Agreement in its basic earnings per share calculation until such time as the shares are issued and the Company receives the resulting capital proceeds. The unissued shares are included in the diluted earnings per share under the treasury stock method which means they are only dilutive if the average stock price increases over the strike price of approximately $22.89. The amended Forward Agreement preserves the flexibility of accessing additional capital without having a significant impact on earnings per share until the shares are actually issued and the capital proceeds are received.

        We remain focused on continuing our growth plan and expanding into new regions with attractive markets. The Company believes that by creating regional platforms of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economy risks. The Company believes its regional presence will enable it to provide better access to decision makers and more customized personal service for its wealth management clients. We are focused on managing our business to benefit from diversified revenue opportunities, and will seek to maintain effective controls over operating expenses while mitigating risk from unpredictable market conditions. We also expect to continue to focus on enhancing and refining our enterprise-wide risk management and compliance programs.

General

        The Company is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank, a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC").

        On February 6, 2004, the Company purchased an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. On February 17, 2004, the Company acquired FSB, a public bank headquartered in Granada Hills, CA by merger. These acquisitions were accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include DGHM and FSB on a consolidated basis since the respective date of acquisition. On February 5, 2004, the Company acquired a 20% interest in BOS. The Company's minority interest in BOS is recorded in the Company's financial statements from the date of acquisition under the equity method.

        The Company conducts substantially all of its business through its wholly-owned subsidiaries, Boston Private Bank, Borel, FSB, Westfield, Sand Hill, BPVI, DGHM, and RINET. A description of each subsidiary is provided in either Note 2 or Note 25 to the Consolidated Financial Statements included on Form 10K.

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

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment:    For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment, management must estimate the fair value of the business segments that have goodwill. Management performs a preliminary evaluation at least annually to determine if the possibility of a significant impairment charge for a business segment is more than remote. A discounted cash flow analysis is prepared for any business segment where management believes a more detailed review is appropriate. This detailed analysis is based on the projected receipt of future net cash flows discounted at a rate that reflects both the current return requirements of the market in general, and the risks inherent in the specific entity that is being valued. This analysis is reviewed with valuation consultants and compared to other valuations to confirm the results.

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

Financial Condition

        Total Assets    Total assets increased $452.1 million, or 20.6%, to $2.6 billion at March 31, 2004 from $2.2 billion at December 31, 2003. This increase was primarily driven by the acquisitions of FSB, DGHM, deposit growth and additional FHLB borrowings.

        Investments    Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, mortgage-backed securities, and stock in the FHLB) increased $134.2 million or 26.8% to $635.6 million, or 24.0% of total assets, at March 31, 2004, from $501.4 million, or 22.8% of total assets, at December 31, 2003. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and our liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2004 and December 31, 2003:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
At March 31, 2004
U.S. Government and agencies	$174,739	$1,813	$(49)	$176,503
Corporate bonds	30,561	71	(103)	30,529
Municipal bonds	227,011	3,340	(135)	230,216
Mortgage-backed securities	58,410	229	(110)	58,529

Total investments	$490,721	$5,453	$(397)	$495,777

At December 31, 2003
U.S. Government and agencies	$179,869	$1,514	$(92)	$181,291
Corporate bonds	19,222	63	(137)	19,148
Municipal bonds	192,554	2,885	(130)	195,309
Mortgage-backed securities	795	3	—	798

Total investments	$392,440	$4,465	$(359)	$396,546

        Loans held for sale    Loans held for sale increased $4.0 million, or 81.7% during the first three months of 2004 to $8.9 million from $4.9 million at December 31, 2003. This increase is primarily due to the acquisition of FSB and the timing of the loan sales. In the first quarter of 2004, there were $38.9 million of mortgage loans originated for sale offset by $35.1 million loans sold on the secondary market.

        Loans    Total portfolio loans increased $180.3 million, or 11.2%, during the first three months of 2004 to $1.79 billion, or 67.7% of total assets, at March 31, 2004, from $1.61 billion, or 73.4% of total assets, at December 31, 2003. This increase was primarily driven by growth in the commercial loans portfolio which increased $173.6 million, or 19.7%, due to the acquisition of FSB and the high demand for financing in this low interest rate environment. Residential mortgage loans increased $5.4 million, or 0.8%, during the first three months of 2004 as mortgage loan originations of variable rate loans of $36.3 million were almost offset by payoffs and refinancings.

        Risk Elements    Total non-performing assets, which consist of non-accrual loans and other real estate owned, increased by $4.2 million during the first three months of 2004 to $6.0 million or 0.23% of total assets, at March 31, 2004, from $1.8 million, or 0.08% of total assets, at December 31, 2003. This increase in non-performing loans can be attributed to one credit. Management took action to collect on the loans to this credit during the first quarter and anticipates collection of the full amount of the principal outstanding. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

        At March 31, 2004, loans with an aggregate balance of $10.1 million, or 0.56% of total loans, were 30 to 89 days past due, an increase of 57.5% as compared to $3.7 million, or 0.23% of total loans, as of December 31, 2003. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

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

        The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Ending gross loans	$1,792,860	$1,375,538
Allowance for loan losses, beginning of period	$20,172	$17,050
Provision for loan losses	956	778
Charge-offs	(7)	(92)
Recoveries	—	—
Acquisition	2,025	—

Allowance for loan losses, end of period	$23,146	$17,736

Allowance for loan losses to ending gross loans	1.29%	1.29%

        Goodwill    Goodwill increased $68.6 million during the first quarter of 2004 to $85.8 million at March 31, 2004, from $17.2 million at December 31, 2003. This increase was due to the acquisitions of DGHM and FSB in the first quarter of 2004.

        Intangible Assets    Intangible assets increased $42.8 million during the first quarter of 2004 to $46.0 million at March 31, 2004 from $3.1 million at December 31, 2003. This increase was primarily due to the acquisitions of DGHM and FSB.

        Other Assets—Investments in Limited Partnership    Boston Private Bank has investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects in Boston Private Bank's market area while the small business investment limited partnerships are primarily providing capital to small businesses also in Boston Private Bank's market area. These investments are included in other assets and are not required to be consolidated under FIN 46. Investments in the tax advantaged limited partnerships are amortized over the same period the tax benefits are expected to be received. Boston Private Bank's investments are accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment. Except for fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to Boston Private Bank.

        Deposits    We experienced an increase in total deposits of $275.9 million, or 16.6%, during the first three months of 2004, to $1.934 billion, or 73.0% of total assets, at March 31, 2004, from $1.658 billion, or 75.5% of total assets, at December 31, 2003. This increase was due to the acquisition of FSB, higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first three months of 2004. The following table shows the composition of our deposits at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits (non-interest bearing)	$321,093	16.6%	$287,154	17.3%
NOW	226,868	11.7	207,324	12.5
Savings	34,615	1.8	26,146	1.6
Money market	977,807	50.6	887,791	53.5
Certificates of deposit under $100,000	99,318	5.1	75,707	4.6
Certificates of deposit $100,000 or greater	274,678	14.2	174,339	10.5

Total	$1,934,379	100.0%	$1,658,461	100.0%

        Borrowings    Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase ("repurchase agreements") and trust preferred debt) increased $69.6 million, or 26.4%, during the first three months of 2004 to $333.3 million from $263.6 million at December 31, 2003. To better manage interest rate risk and to help protect our net interest margin, we utilize fixed rate FHLB borrowings to fund a portion of fixed rate assets.

        Deferred Purchase Obligations    A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations are recorded at their estimated present value and the interest accrued is included in Other operating expenses.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At March 31, 2004, cash, federal funds sold and other short term investments, money market investments and securities available for sale amounted to $623.1 million, or 23.5% of total assets of the Company. This compares to $490.2 million, or 22.3% of total assets, at December 31, 2003.

        During February 2004, the Company acquired ownership interests in several businesses, as more fully described in Note 4. In connection with these business acquisitions, the Company paid cash in the amount of approximately $55.0 million in February 2004. To provide additional working capital, the Company borrowed $5 million under its existing $24 million line of credit during February 2004. This borrowing was repaid before the end of the quarter when the Company drew down 700,000 shares of stock under the forward agreement.

        Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The "Holding Company" is defined as the Company on an unconsolidated basis. The Holding Company's primary sources of funds are dividends from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit and access to the capital markets. The total amount available to borrow under the line of credit was $24 million. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Company. The Company is required to maintain various minimum capital and loan loss ratios in conjunction with the revolving credit agreement. As of March 31, 2004, there were no borrowings under this line of credit. The Company utilized this line of credit in early 2004, to fund working capital requirements which were impacted by business acquisitions. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

        At March 31, 2004, the payable related to the consolidated deferred purchase obligations was approximately $45.2 million and $42.3 million of this was payable by the Holding Company. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over 3-5 years and a prearranged portion of the payments are paid with BPFH stock instead of cash. A payment of approximately $20.0 million is due September 30, 2004.

        The Company's forward stock sale agreement continues to provide the Company access to capital in an as needed basis. During the first quarter of 2004, the Company drew down approximately 700,000 shares of the 2.3 million shares available in the forward contract, providing cash proceeds of approximately $15 million. These shares were used to fund the business acquisitions that closed in February 2004.

        We believe that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company's non-bank subsidiaries are well capitalized, and Boston Private Bank and Borel have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Annual Report on Form 10-K. FSB has lines of credit with correspondent banks totaling $10.3 million at March 31, 2004.

        Capital Resources    Our stockholders' equity at March 31, 2004, was $290.5 million, or 11.0% of total assets, compared to $235.5 million, or 10.7% of total assets at December 31, 2003. The dollar increase was primarily the result of our net income for the first three months of 2004 of $7.2 million, combined with proceeds from issuance of additional equity of $47.3 million, options exercised, the change in accumulated other comprehensive income, and reduced by dividends paid to shareholders.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, and FSB must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's, Borel's, and FSB's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        The primary driver for the overall decrease in the Company's capital ratios, as compared to the year ended December 31, 2003, was the increase in intangible assets as a result of the acquisitions that occurred in February 2004. In addition, the capital ratios at December 31, 2003, were unusually high as 2.1 million shares of stock were issued in December 2003 in anticipation of the acquisitions that occurred in February 2004. The Company anticipates some variability in its capital ratios during the year due to changing working capital needs and the effects of additional capital that will be added pursuant to the Forward Agreement as described in the Company's 2003 Annual Report on Form 10-K.

        The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2004 and December 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2004:
Total risk-based capital
Company	$183,496	10.45%	$140,433	> 8.0%	$175,542	> 10.0%
Boston Private Bank	117,056	11.16	83,926	8.0	104,908	10.0
Borel	54,212	10.37	41,816	8.0	52,270	10.0
FSB	18,948	11.86	12,784	8.0	15,981	10.0
Tier I risk-based
Company	161,538	9.20	70,217	4.0	105,325	6.0
Boston Private Bank	103,926	9.91	41,963	4.0	62,945	6.0
Borel	47,680	9.12	20,908	4.0	31,362	6.0
FSB	16,950	10.61	6,392	4.0	9,588	6.0
Tier I leverage capital
Company	161,538	6.92	93,442	4.0	116,802	5.0
Boston Private Bank	103,926	6.28	66,174	4.0	82,717	5.0
Borel	47,680	8.13	23,468	4.0	29,335	5.0
FSB	16,950	9.71	6,983	4.0	8,729	5.0

As of December 31, 2003:
Total risk-based capital
Company	$231,799	15.07%	$123,047	> 8.0%	$153,809	> 10.0%
Boston Private Bank	112,914	11.28	80,072	8.0	100,090	10.0
Borel	51,834	10.26	40,398	8.0	50,497	10.0
Tier I risk-based
Company	212,562	13.82	61,523	4.0	92,285	6.0
Boston Private Bank	100,385	10.03	40,036	4.0	60,054	6.0
Borel	45,599	9.03	20,199	4.0	30,298	6.0
Tier I leverage capital
Company	212,562	9.66	88,059	4.0	110,073	5.0
Boston Private Bank	100,385	6.60	60,822	4.0	76,027	5.0
Borel	45,599	8.08	22,564	4.0	28,208	5.0

Results of Operations for the Three Months Ended March 31, 2004

        Net Income    The Company recorded net income of $7.2 million, or $0.25 per diluted share, for the quarter ended March 31, 2004, compared to $1.1 million, or $0.05 per diluted share for the quarter ended March 31, 2003. Net income for the quarter ended March 31, 2003, includes reserves (net of federal income taxes) of $3.1 million ($0.13 per diluted share) and $1.3 million ($0.06 per diluted share) related to the enactment of a retroactive Massachusetts tax increase and lease abandonment costs, respectively. Excluding these reserves, net income and diluted earnings per share would have been $5.5 million and $0.24, respectively, for the quarter ended March 31, 2003.

        Prior Year REIT Tax Adjustment    In the first quarter of 2003, the Company established a reserve of $3.1 million for additional state taxes, relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT") for the 1999 through 2002 calendar years. The reserve includes interest (net of any federal tax deduction associated with such taxes and interest). The REIT tax reserve was established due to legislation enacted March 5, 2003, that amended Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the new legislation the Company ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year. The effective tax rate was 34.5% for the first quarter of 2003 before the retroactive portion of the REIT adjustment. See "Legal Proceedings."

        Prior Year Lease Abandonment    In the first quarter of 2003, Sand Hill moved its offices to space adjacent to the Palo Alto offices of Borel. In connection with this move, a charge of approximately $2.0 million was recorded relating to the lease for the vacated space. The charge is for the difference between the fair value of the remaining lease payments reduced by the fair value of the estimated sublease income to be received from the space being vacated.

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

	March 31, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
Revenues	$30,747	$—	$—	$30,747
Provision for Loan Losses	778	—	—	778
Expenses	24,087	(466)	(2,028)	21,593

Pre-Tax Income	5,882	466	2,028	8,376
Income Tax Expense	4,801	(2,613)	710	2,898

Net Income	$1,081	$3,079	$1,318	$5,478

Diluted Earnings per share	$0.05	$0.13	$0.06	$0.24

        Similar adjustments to GAAP earnings had not occurred within 2 years of the date they were recognized in the table above and the Company believes it is not reasonably likely that similar adjustments will occur within the two year period after they occurred.

        Net Interest Income    For the quarter ended March 31, 2004, net interest income was $19.2 million, an increase of $2.9 million, or 17.7%, over the same period in 2003. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest earning assets and liabilities. The Company's net interest margin was 3.61% for the first quarter of 2004, a decrease of 14 basis points compared to the same period last year.

        The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the three month period ended March 31, 2004 and March 31, 2003.

	March 31, 2004			March 31, 2003
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
Earning assets:
Cash and investments(1)	$569,984	$4,142	2.88%	$426,532	$3,036	2.86%

Loans(2)
Commercial	946,580	13,836	5.79%	697,522	10,862	6.13%
Residential mortgage	655,802	7,877	4.77%	563,085	7,813	5.58%
Home equity and other	79,096	988	5.07%	79,144	1,130	5.85%

Total loans	1,681,478	22,701	5.45%	1,339,751	19,805	5.92%
Total earning assets	$2,251,462	$26,843	4.81%	$1,766,283	$22,841	5.18%

Interest bearing liabilities:
Deposits	$1,529,064	$4,022	1.08%	$1,213,053	$4,110	1.37%
Borrowed funds	303,891	2,652	3.50%	222,514	2,025	3.72%

Total interest-bearing liabilities	$1,832,955	$6,674	1.47%	$1,435,567	$6,135	1.73%

Interest rate spread	3.34%			3.45%
Net interest margin	3.61%			3.77%

(1)
Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate. These adjustments were $977,000 and $398,000 for 2004 and 2003, respectively.

(2)
Includes loans held for sale.

        Interest Income    During the first quarter of 2004, interest income was $25.9 million, an increase of $3.4 million or 15.3%, compared to $22.4 million for the same period in 2003. Interest income on commercial loans increased 25.5% to $13.6 million for the quarter ended March 31, 2004, compared to $10.9 million for the same period in 2003. Interest income from residential mortgage loans increased 0.8% to $7.9 million for the first quarter of 2004, compared to $7.8 million for the same period in 2003, and interest on home equity and other loans decreased 12.6% to $988,000 for the first quarter of 2004, compared to $1.1 million, for the same period in 2003. The average balance of commercial loans increased 35.7% and the average rate decreased 5.5%, or 34 basis points, to 5.79% for the quarter ended March 31, 2004. The average balance of residential mortgage loans increased 16.5%, and the average rate decreased 14.5%, or 81 basis points, to 4.77% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates. The average balance of home equity and other loans decreased 0.1% and the average rate decreased 13.3%, or 78 basis points, to 5.07%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $728,000, or 27.6%, to $3.4 million for the quarter ended March 31, 2004, compared to $2.6 million for the same period in 2003. This increase was primarily attributable to an increase in the average balance of $143.5 million, or 27.6% for the quarter ended March 31, 2004.

        Interest Expense    During the first quarter of 2004, interest expense was $6.7 million, an increase of $539,000, or 8.8%, compared to $6.1 million for the same period in 2003. This increase in the Company's interest expense was the result of an increase in the average balance of interest bearing liabilities due to the acquisition of FSB and deposit growth partially offset by a decrease in the average cost of interest-bearing liabilities of 26 basis points, or 15.0%, to 1.47% for the quarter ended March 31, 2004.

        Provision for Loan Losses    The provision for loan losses was $956,000 for the quarter ended March 31, 2004, compared to $778,000 for the same period in 2003. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Charge-offs net of recoveries were $7,000 during the first quarter of 2004. Charge-offs net of recoveries were $93,000 for the same period in 2003.

        Fees and Other Income    Fees and other income increased $9.6 million, or 66.5%, to $24.1 million for the three-month period ending March 31, 2004, compared to $14.5 million for the same period in 2003. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $10.3 million, or 104.6%, to $20.2 million for the first quarter of 2004, compared to $9.8 million for the same period in 2003. This increase is attributable to acquisitions, growth, and an increase in the average fees earned on assets under management.

        Financial planning fees increased $454,000, or 29.5%, to $2.0 million for the first quarter of 2004. This increase was due to both new business and special projects.

        Gain on sale of investment securities was $211,000 for the first quarter of 2004 compared to $1.1 million for the first quarter of 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks' balance sheets. Gain on sale of loans decreased $564,000 to $227,000 for the first quarter of 2004 compared to $791,000 for the first quarter of 2003. The Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk.

        Other fee income, which consists primarily of loan fees and banking fees, increased 19% to $1.0 million for the first quarter of 2004.

        Operating Expense    Total operating expenses for the first quarter of 2004 were $31.4 million compared to $24.1 million for the same period in 2003. Total operating expenses for the first quarter of 2003 include reserves of $466,000 and $2.0 million related to the interest associated with retroactive Massachusetts tax increase and lease abandonment costs, respectively. Excluding these costs, adjusted operating expenses increased $9.8 million, a 45.1% increase over the first quarter of 2003. This increase was attributable to our continued growth and acquisitions. We experienced a 20.6% increase in total balance sheet assets from March 31, 2003 to March 31, 2004.

        Salaries and benefits, the largest component of operating expense, increased $7.1 million, or 50.0%, to $21.4 million for the quarter ended March 31, 2004, from $14.3 million for the same period in 2003. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense was $3.6 million for the first quarter of 2004 compared to $5.3 million for the same period last year. Excluding the lease abandonment costs of $2.0 million, occupancy and equipment expenses increased $345,000, or a 10.6% increase over the first quarter of 2003. The increase was primarily attributable to the increased growth as a result of acquisitions and expansion. The leases at both Ten Post Office Square and 10 Post Office Square in Boston were renegotiated during the first quarter. As a result, rent expense for the first quarter was reduced approximately $150,000 and the new terms were executed for a period of five years with options for two five year extensions.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $256,000, or 24.8%. This is a result of increased expenditures among a number of different professional services.

        Contract services and processing, which are mostly costs associated with custody and data processing, increased $209,000 from the first quarter in 2003. This increase was due primarily to continued investments in our data processing systems.

        Amortization of intangibles was $782,000 for the first quarter of 2004, an increase of $743,000 from the first quarter of 2003. This increase is mostly attributable to the acquisition of DGHM.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $2.5 million in the first quarter of 2004 compared to $2.1 million for the same period in 2003. For the first quarter of 2003, other expenses include a reserve of $466,000 for interest associated with the retroactive Massachusetts Tax increase. Excluding these expenses, other expenses increased $808,000 from the same period in 2003.

        Income Tax Expense    The Company recorded income tax expense of $3.7 million for the first quarter of 2004 as compared to $4.8 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $2.2 million for the first quarter of 2003. The effective tax rate for the first quarter of 2004 was 34.0%. The effective tax rate was 34.5% for the first quarter of 2003 before the REIT adjustment. See "Legal Proceedings." Due to the increased state taxes from the business acquisitions that closed in February 2004 and the change in tax laws regarding REIT's, the Company anticipates the 2004 effective income tax rate will exceed 36% for the full year.

Risk Factors and Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company's actual results could differ materially from those projected in the forward-looking statements set forth in this Quarterly Report on Form 10-Q. Factors which may cause such a material difference include those set forth below. Investors in the Company's common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Quarterly Report on Form 10-Q. References to "we," "our," and "us" refer to the Company and its subsidiaries on a consolidated basis.

Risks Relating to Our Business

To the extent that we fail to comply with the requirements of the informal agreement, there could be significant consequences.

        In June 2003, Boston Private Bank entered into an informal agreement, commonly known as a Memorandum of Understanding, with the Massachusetts Division of Banks and the FDIC to enhance its Bank Secrecy Act and related anti-money laundering compliance controls and procedures. As of March 31, 2004, Boston Private Bank had implemented many of the improvements and had met all of the regulatory deadlines as of that date contemplated under the informal agreement. Boston Private Bank continues to address the remaining requirements of the informal agreement. Any material failure to comply in a timely manner with the requirements of the informal agreement could result in regulatory sanctions and the delay of any acquisitions that may be pending.

To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

        We have in the past considered, and will in the future continue to consider, the acquisition of other banking and investment management companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include, but are not limited to the following:

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

        When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At March 31, 2004, our goodwill and other identifiable intangible assets were approximately $132 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We concluded that no impairment charge was necessary for the prior fiscal year. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders' equity and financial results.

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

        Due to the intense local competition, and the relatively short history and limited record of performance in the investment management business, our investment management subsidiaries may not be able to attract and retain investment management clients at current levels. Competition is especially strong in our geographic market area, because there are numerous well-established and successful investment management firms in Boston, New York and in Northern California. Many of our competitors have greater resources than we have.

        Our ability to successfully attract and retain investment management clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results from operations and financial position may be negatively impacted.

        For the quarter ended March 31, 2004, approximately 46.5% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

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

        Our Banks' management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks will incur additional expenses.

        In addition, bank regulatory agencies periodically review our Banks' allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the Banks to adjust their determination of the value for these items. These adjustments could negatively impact the Banks' results of operations or financial position.

A downturn in local economies or real estate markets could negatively impact our banking business.

        A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, as well as clients located in Northern California and Southern California. The ability of the Banks' customers to repay their loans is impacted by the economic conditions in these areas.

        The Banks' commercial loans are generally concentrated in the following customer groups:

  •
  real estate developers and investors;

  •
  financial service providers;

  •
  technology companies;

  •
  manufacturing and communications companies;

  •
  professional service providers;

  •
  general commercial and industrial companies; and

  •
  individuals.

        Our Banks' commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks' residential mortgage and home equity loans are secured by residential property in eastern Massachusetts, northern California and southern California. Consequently, our Banks' ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of our Banks' borrowers to repay their loans and affect the value of the collateral securing these loans.

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

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days' notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice.

        We do not directly manage investments for clients, do not directly provide any investment management services and, therefore, are not a registered investment adviser. Boston Private Bank, Borel, and FSB are exempt from the regulatory requirements of the Investment Advisers Act, but are subject to extensive regulation by the FDIC, the Massachusetts Commissioner of Banks, and the California Department of Financial Institutions.

Our banking business is highly regulated which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel Private Bank and FSB as California banking corporations, are subject to regulation and supervision by the California Department of Financial Institutions and the FDIC.

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

        Since 1984, Borel has served as the trustee of a private family trust that has been the subject of protracted litigation. In the first action, initiated in 1994, certain beneficiaries of the trust sought removal of Borel as trustee, claiming that Borel had breached its fiduciary duties as trustee by its management and proposed sale of certain real property owned by the trust. Borel prevailed and obtained final judgment in that action. In the second action, initiated in 1995, Borel petitioned for court approval of its proposed sale of the property. Borel prevailed in that action in the trial court, but the Court of Appeal has recently remanded the case with orders that it be dismissed as moot, because the case referred to terms for sale proposed in 1995, and the property was ultimately sold in 2002 under revised terms.

        In a third action, filed in 1996, the same group of beneficiaries sought damages against Borel for alleged mismanagement of the property and for negotiating the proposed sale of the property and settlement of potential claims against the lessee of the property. This action was held in abeyance by the trial court since 1997 until 2004 pending final resolution of the first two actions but has recently been reactivated. In 2002, the same beneficiary group filed a new action seeking to enjoin the proposed sale of the property. Their motion for a preliminary injunction to block the transaction was denied, and the property was sold in July 2002. This action remains pending as the beneficiaries seek unspecified damages for disposition of the property.

        Adverse developments in these lawsuits could have a material affect on Borel's business or the combined business of our Banks.

        In May of 2002, a complaint was filed against Westfield which alleges that Westfield failed to uphold its contractual and common law obligations to invest the plaintiff's funds with proper care and diligence. Although the unfair trade practices claim was dismissed, and although Westfield intends to continue to defend the remaining claims vigorously, expert discovery is now in progress and there can be no assurances that Westfield will be successful in defending these claims. Adverse developments in the Westfield litigation could have a material effect on Westfield's business.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition would be adversely affected.

        Under regulatory capital adequacy guidelines and other regulatory requirements, we and our subsidiary Banks must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require us to meet additional capital adequacy measures. We cannot predict the final form of, or the effects of, the regulatory accords. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our clients in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        For information related to this item, see the Company's December 31, 2003 Form 10-K, Item 7A—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

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

  (b)
  Change in internal controls.

        None.

PART II. Other Information

Item 1. Legal Proceedings

A.    Investment Management Litigation

        On or about May 3, 2002, a complaint was filed against Westfield in the Allegheny County Court of Common Pleas in Pittsburgh, Pennsylvania, on behalf of the Retirement Board of Allegheny County (the "plaintiff"). The complaint alleges that Westfield failed to uphold its contractual and common law obligations to invest Allegheny County retirement funds with proper care and diligence, resulting in alleged opportunity losses. The complaint does not identify what conduct constituted the alleged breach. Westfield moved to dismiss the complaint on the ground, inter alia, that the complaint contains no allegations as to how Westfield breached the contract between the parties or its fiduciary duty to the Board. The motion was granted, in part. The plaintiff's unfair trade practices claim, by which treble damages are potentially available, was dismissed. Discovery is in progress, and Westfield will continue to defend this claim vigorously.

B.    Trust Litigation

        Since 1984, Borel has served as the trustee of a private family trust (the "Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field, and following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel's actions had damaged the trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context; but neither the issue of damages nor the issue of Borel's liability has been finally determined. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of the Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

*31.1—	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
*31.2—	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
**32.1—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2—	Certification of Chief Financial Officer Pursuant to18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

**
Furnished herewith

(b)
Reports on Form 8-K

  On January 26, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ending December 31, 2003.

  On February 3, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding receipt of the regulatory approvals necessary to complete acquisitions to acquire an 80% interest in Dalton, Greiner, Hartman, Maher & Co. (DGHM) of New York, NY, a 20% interest in Bingham, Osborn & Scarborough, LLC (Bingham Osborn) of San Francisco, California and 100% interest in First State Bancorp (OTC BB: FCAL.OB), the holding company of First State Bank of California.

  On February 18, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding the completion of the acquisition of First State Bancorp.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc. (Registrant)
May 10, 2004	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
May 10, 2004	/s/ WALTER M. PRESSEY Walter M. Pressey President and Chief Financial Officer