Form 10-Q
period 2004-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2004-08-09
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

As filed with the Securities and Exchange Commission on August 9, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2004:

Common Stock—Par Value $1.00 (class)	27,352,190 (outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
Assets:
Cash and due from banks	$62,923	$45,977
Federal funds sold and other short-term investments	11,980	47,511

Cash and cash equivalents	74,903	93,488
Money market investments	200	200
Investment securities available for sale (amortized cost of $556,524 and $392,440, respectively)	552,934	396,546
Loans held for sale	15,384	4,900
Loans:
Commercial	1,136,982	880,626
Residential mortgage	724,873	651,290
Home equity and other consumer loans	81,643	80,648

Total loans	1,943,498	1,612,564
Less: Allowance for loan losses	24,211	20,172

Net loans	1,919,287	1,592,392
Stock in Federal Home Loan Banks	17,904	11,122
Premises and equipment, net	17,548	13,740
Goodwill	86,073	17,181
Intangible assets	44,593	3,137
Fees receivable	20,521	12,427
Accrued interest receivable	11,077	8,833
Other assets	61,615	42,331

Total assets	$2,822,039	$2,196,297

Liabilities:
Deposits	$2,130,078	$1,658,461
FHLB borrowings	247,787	197,850
Securities sold under agreements to repurchase	53,937	65,770
Accrued interest payable	2,672	2,100
Deferred acquisition obligations	45,085	3,957
Junior subordinated debentures	6,186	—
Other liabilities	42,104	32,707

Total liabilities	2,527,849	1,960,845

Stockholders' Equity:
Common stock, $1.00 par value per share; Authorized: 70,000,000 shares issued: 27,348,591 shares at June 30, 2004 and 25,166,836 shares at December 31, 2003	27,349	25,167
Additional paid-in capital	179,218	129,827
Retained earnings	95,238	83,006
Unearned compensation	(5,412)	(5,119)
Accumulated other comprehensive (loss)/income	(2,203)	2,571

Total stockholders' equity	294,190	235,452

Total liabilities and stockholders' equity	$2,822,039	$2,196,297

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest and dividend income:
Loans	$24,685	$20,383	$47,185	$40,188
Taxable investment securities	1,403	1,524	2,668	3,219
Non-taxable investment securities	1,410	1,168	2,819	1,908
Mortgage-backed securities	451	12	851	27
Federal funds sold and other	421	335	705	524

Total interest and dividend income	28,370	23,422	54,228	45,866

Interest expense:
Deposits	4,631	4,181	8,654	8,291
FHLB borrowings	2,556	2,013	4,990	3,839
Securities sold under agreements to repurchase	179	214	359	408
Federal funds purchased and other	84	4	122	10

Total interest expense	7,450	6,412	14,125	12,548

Net interest income	20,920	17,010	40,103	33,318
Provision for loan losses	1,070	770	2,026	1,549

Net interest income after provision for loan losses	19,850	16,240	38,077	31,769

Fees and other income:
Investment management and trust fees	23,523	11,387	43,677	21,236
Financial planning fees	1,993	1,765	3,984	3,302
(Loss)/earnings in equity investments	(192)	55	32	150
Deposit account service charges	292	220	590	459
Gain on sale of loans, net	457	793	693	1,584
Gain on sale of investment securities, net	—	444	211	1,519
Other	690	748	1,696	1,601

Total fees and other income	26,763	15,412	50,883	29,851

Operating expense:
Salaries and employee benefits	22,468	14,985	43,865	29,266
Occupancy and equipment	3,596	3,678	7,205	8,970
Professional services	1,693	1,120	2,980	2,152
Marketing and business development	1,497	938	2,689	1,854
Contract services and processing	684	392	1,354	853
Amortization of intangibles	1,250	48	2,032	88
Other	2,436	1,419	4,684	3,484

Total operating expense	33,624	22,580	64,809	46,667

Minority interest	397	—	602	—

Income before income taxes	12,592	9,072	23,549	14,953
Income tax expense	4,437	1,589	8,161	6,390

Net income	$8,155	$7,483	$15,388	$8,563

Per share data:
Basic earnings per share	$0.30	$0.33	$0.55	$0.38

Diluted earnings per share	$0.29	$0.32	$0.53	$0.37

Average basic common shares outstanding	27,313,972	22,659,682	27,750,236	22,639,090
Average diluted common shares outstanding	28,471,729	23,405,023	29,007,522	23,348,957

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2002	$22,549	$74,342	$65,725	$—	$4,766	$167,382
Net income	—	—	8,563	—	—	8,563
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(220)	(220)

Total comprehensive income						8,343
Dividends paid to shareholders	—	—	(2,262)	—	—	(2,262)
Issuance of 61,012 shares of common stock	61	1,064	—	—	—	1,125
Issuance of 43,900 shares of incentive common stock	43	706	—	(749)	—	—
Amortization of unearned compensation	—	—	—	97	—	97
Stock options exercised	38	247	—	—	—	285
Tax savings on options exercised	—	808	—	—	—	808

Balance at June 30, 2003	$22,691	$77,167	$72,026	$(652)	$4,546	$175,778

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	$2,571	$235,452
Net income	—	—	15,388	—	—	15,388
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(4,774)	(4,774)

Total comprehensive income						10,614
Dividends paid to shareholders	—	—	(3,156)	—	—	(3,156)
Issuance of 2,010,569 shares of common stock	2,011	46,126	—	—	—	48,137
Issuance of 41,350 shares of incentive common stock	41	1,085	—	(1,126)	—	—
Amortization of unearned compensation	—	—	—	833	—	833
Stock options exercised	130	1,336	—	—	—	1,466
Tax savings on options exercised	—	844	—	—	—	844

Balance at June 30, 2004	$27,349	$179,218	$95,238	$(5,412)	$(2,203)	$294,190

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$15,388	$8,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,012	1,866
Amortization of investment and loan fees	(1,204)	(3,203)
Gain on sale of loans, net	(693)	(1,584)
Gain on sale of investment securities, net	(211)	(1,519)
Provision for loan losses	2,026	1,549
Distributed loss/(earnings) of partnership investments	297	(7)
Common shares issued as compensation	147	51
Loans originated for sale	(114,149)	(160,796)
Proceeds from sale of loans held for sale	104,177	171,938
Net increase in fees receivable	(3,168)	(2,197)
Net increase in accrued interest receivable	(1,501)	(568)
Net increase in other assets	(5,142)	(3,074)
Net increase (decrease) in accrued interest payable	196	(173)
Net increase (decrease) in other liabilities	2,606	(2,889)

Net cash provided by operating activities	3,781	7,957

Cash flows from investing activities:
Net decrease in money market mutual fund	—	5,000
Investment securities available for sale:
Purchases	(299,284)	(162,884)
Sales	35,893	53,587
Maturities and principal payments	124,212	40,427
Purchase of investments—Rabbi Trust	(6,656)	—
Net increase in portfolio loans	(188,269)	(114,288)
Purchase of FHLB stock	(6,707)	(1,077)
Charge-offs, net of recoveries	(12)	(111)
Capital expenditures, net of sale proceeds	(3,783)	(2,335)
Cash paid for acquisitions, net of cash acquired	(33,616)	—

Net cash used by investing activities	(378,222)	(181,681)

Cash flows from financing activities:
Net increase in deposits	301,683	169,513
Net (decrease) increase in repurchase agreements	(11,833)	4,650
Proceeds from FHLB borrowings	53,450	24,000
Repayments of FHLB borrowings	(3,513)	(1,729)
Dividends paid to stockholders	(3,156)	(2,262)
Proceeds from issuance of common stock	19,225	2,167

Net cash provided by financing activities	355,856	196,339

Net (decrease) increase in cash and cash equivalents	(18,585)	22,615
Cash and cash equivalents at beginning of year	93,488	97,530

Cash and cash equivalents at end of period	$74,903	$120,145

Supplementary disclosures of cash flow information:
Cash paid for interest	13,929	12,721
Cash paid for income taxes	13,011	9,507
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(4,774)	(220)
Fair value of net assets acquired	$125,463	—
Less: Estimated contingent deferred liability	41,310	—

Cash and stock paid at close (includes options)	$84,153	—

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements of Boston Private Financial Holdings, Inc. (the "Company") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), a California state banking corporation, and First State Bank of California ("FSB"), a California state banking corporation; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill"), Boston Private Value Investors, Inc. ("BPVI"), Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM"), registered investment advisers; and RINET Company, LLC ("RINET"), a financial planning firm and a registered investment adviser. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Preferred Capital Corporation. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings") and a 20% minority interest in Bingham, Osborn, & Scarborough, LLC ("BOS"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. BOS is a financial planning and investment management firm located in San Francisco, CA. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FSB, (together the "Banks"), Westfield, Sand Hill, BPVI, RINET, and DGHM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Incentive Plans

        The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options, which measures compensation cost for stock based compensation plans as the excess of the fair market value of the Company's stock at the grant date above the exercise price of the options granted, if any. This generally does not result in any compensation charged to earnings. Below, the

Company discloses, according to the assumptions specified by Statement of Financial Accounting Standards ("SFAS") No. 123, pro forma net income and earnings per share as if compensation were measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three Months Ending June 30,		Six Months Ending June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income:
As reported	$8,155	$7,483	$15,388	$8,563
Stock-based employee and director compensation expense, net of related tax effects	(804)	(721)	(1,343)	(1,240)

Pro forma	$7,351	$6,762	$14,045	$7,323

Basic earnings per share:
As reported	$0.30	$0.33	$0.55	$0.38
Pro forma	$0.27	$0.30	$0.51	$0.32
Diluted earnings per share:
As reported	$0.29	$0.32	$0.53	$0.37
Pro forma	$0.26	$0.29	$0.48	$0.31

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

        In the following tables, the numerators and denominators of basic and diluted earnings per share computations are reconciled:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
		(In thousands, except per share amounts)
Basic EPS
Net Income	$8,155	27,314	$0.30	$7,483	22,660	$0.33
Effect of Dilutive Securities
Stock Options	—	1,074	(0.01)	—	745	(0.01)
Forward Agreement	—	84	—	—	—	—

Diluted EPS
Net Income	$8,155	28,472	$0.29	$7,483	23,405	$0.32

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
		(In thousands, except per share amounts)
Basic EPS
Net Income	$15,388	27,750	$0.55	$8,563	22,639	$0.38
Effect of Dilutive Securities
Stock Options	—	1,174	(0.02)	—	710	(0.01)
Forward Agreement	—	84	—	—	—	—

Diluted EPS
Net Income	$15,388	29,008	$0.53	$8,563	23,349	$0.37

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

Description of Business Segments

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of basic deposit services, including checking, savings accounts, and money market with automated teller machine access, and cash management services through sweep accounts and repurchase agreements as well as Internet banking. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank specializes in separately managed mid to large cap equity and fixed income portfolios.

        Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting checking, savings, money market, and certificate of deposits and making commercial, real estate, mortgage, and consumer loans. Borel offers various savings plans, provides safe deposit boxes, and Internet banking as well as other customary banking services and facilities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

        FSB provides a range of commercial and consumer banking services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the San Fernando Valley. It engages in a full complement of lending activities including lines of credit, term loans, commercial real estate loans, construction loans, SBA, accounts receivable, auto, personal, overdraft protection, home improvement, and equity lines of credit. FSB also offers a variety of deposit services including checking accounts, savings accounts, money market accounts, certificates of deposit, telebanking, Internet banking, and ATMs.

        Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States and abroad. Westfield specializes in separately managed domestic growth equity portfolios across the capitalization spectrum and acts as the investment manager for several limited partnerships.

        Sand Hill provides wealth management services to high net worth individuals and select institutions in Northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios.

        BPVI serves the investment management needs of high net worth individuals and select institutions primarily in New England and the Northeast. The firm is a value style investor.

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

Measurement of Segment Profit and Assets

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003.

	At and for the three months ended June 30, 2004
Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	DGHM		Total Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$9	$2	$(1)	$4	$	— -	$14
Non-Interest Income	10,941	1,965	1,486	1,507		6,020	21,919

Total Revenues	$10,950	$1,967	$1,485	$1,511		$6,020	$21,933
Non-Interest Expense and Minority Interest	6,326	1,650	1,314	1,257		4,541	15,088
Income Taxes	1,935	132	69	104		633	2,873

Segment Profit	$2,689	$185	$102	$150		$846	$3,972
Segment Assets	$25,118	$3,671	$16,679	$4,969		$103,586	$154,023
Income Statement Data:	Boston Private Bank	Borel	FSB	Total Banks	BPFH	Inter-Segment	Total
Revenue
Net Interest Income	$11,964	$6,672	$2,321	$20,957	$(54)	$3	$20,920
Non-Interest Income	3,396	1,005	445	4,846	102	(104)	26,763

Total Revenues	$15,360	$7,677	$2,766	$25,803	$48	$(101)	$47,683
Provision for Loan Loss	600	425	45	1,070	—	—	1,070
Non-Interest Expense and Minority Interest	10,275	4,119	1,354	15,748	3,286	(101)	34,021
Income Taxes	965	1,258	575	2,798	(1,234)	—	4,437

Segment Profit	$3,520	$1,875	$792	$6,187	$(2,004)	$—	$8,155
Segment Assets	$1,798,917	$648,285	$219,877	$2,667,079	$19,936	$(18,999)	$2,822,039
	At and for the three months ended June 30, 2003
Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	Total Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$10	$(1)	$(3)	$1	$7
Non-Interest Income	6,482	1,713	949	997	10,141

Total Revenues	$6,492	$1,712	$946	$998	$10,148
Non-Interest Expense	4,027	1,377	974	870	7,248
Income Taxes	1,031	140	(18)	54	1,207

Segment Profit	$1,434	$195	$(10)	$74	$1,693
Segment Assets	$11,837	$2,752	$14,649	$4,797	$34,035

Income Statement Data:	Boston Private Bank	Borel	Total Banks	BPFH	Inter-Segment	Total
Revenue
Net Interest Income	$11,553	$5,397	$16,950	$44	$9	$17,010
Non-Interest Income	4,195	1,097	5,292	8	(29)	15,412

Total Revenues	$15,748	$6,494	$22,242	$52	$(20)	$32,422
Provision for Loan Loss	500	270	770	—	—	770
Non-Interest Expense	9,367	3,491	12,858	2,494	(20)	22,580
Income Taxes	394	964	1,358	(976)	—	1,589

Segment Profit	$5,487	$1,769	$7,256	$(1,466)	$—	$7,483
Segment Assets	$1,480,092	$507,074	$1,987,166	$20,356	$(17,584)	$2,023,973

        Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers.

	At and for the six months ended June 30, 2004
Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	DGHM	Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$18	$3	$(3)	$5	$—	$23
Non-Interest Income	21,476	3,926	2,882	2,955	9,566	40,805

Total Revenues	$21,494	$3,929	$2,879	$2,960	$9,566	$40,828
Non-Interest Expense and Minority Interest	12,675	3,388	2,549	2,513	7,350	28,475
Income Taxes	3,688	226	132	183	952	5,181
Segment Profit	$5,131	$315	$198	$264	$1,264	$7,172
Segment Assets	$25,118	$3,671	$16,679	$4,969	$103,586	$154,023
Income Statement Data:	Boston Private Bank	Borel	FSB	Total Banks	BPFH	Inter-Segment	Total
Revenue
Net Interest Income	$23,627	$13,025	$3,458	$40,110	$(37)	$7	$40,103
Non-Interest Income	7,284	2,048	612	9,944	337	(203)	50,883

Total Revenues	$30,911	$15,073	$4,070	$50,054	$300	$(196)	$90,986
Provision for Loan Loss	1,100	800	126	2,026	—	—	2,026
Non-Interest Expense and Minority Interest	20,379	7,908	2,031	30,318	6,814	(196)	65,411
Income Taxes	2,202	2,558	805	5,565	(2,585)	—	8,161

Segment Profit	$7,230	$3,807	$1,108	$12,145	$(3,929)	$—	$15,388
Segment Assets	$1,798,917	$648,285	$219,877	$2,667,079	$19,936	$(18,999)	$2,822,039

	At and for the six months ended June 30, 2003
Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$20	$(1)	$(2)	$2	$19
Non-Interest Income	11,511	3,221	1,850	1,990	18,572

Total Revenues	$11,531	$3,220	$1,848	$1,992	$18,591
Non-Interest Expense	7,462	2,734	2,119	1,694	14,009
Income Taxes	1,702	203	(114)	123	1,914

Segment Profit	$2,367	$283	$(157)	$175	$2,668
Segment Assets	$11,837	$2,752	$14,649	$4,797	$34,035
Income Statement Data:	Boston Private Bank	Borel	Total Banks	BPFH	Inter-Segment	Total
Revenue
Net Interest Income	$22,788	$10,419	$33,207	$83	$9	$33,318
Non-Interest Income	8,924	2,353	11,277	31	(29)	29,851

Total Revenues	$31,712	$12,772	$44,484	$114	$(20)	$63,169
Provision for Loan Loss	1,009	540	1,549	—	—	1,549
Non-Interest Expense	19,077	6,723	25,800	6,878	(20)	46,667
Income Taxes	5,146	1,937	7,083	(2,607)	—	6,390

Segment Profit	$6,480	$3,572	$10,052	$(4,157)	$—	8,563
Segment Assets	$1,480,092	$507,074	$1,987,166	$20,356	$(17,584)	$2,023,973

        Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers. The segment profit for both DGHM and FSB only includes results from the date of acquisition.

(4) Acquisitions

        On February 5, 2004, the Company completed its acquisition of a 20% interest in BOS, a financial planning and investment management firm located in San Francisco, CA. This investment is accounted for using the equity method.

        On February 6, 2004, the Company completed its acquisition of an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. The acquisition represents a continuation of the Company's strategy and will provide a foundation for growing its asset management business in the New York Metro region. The purchase price was approximately $97.0 million, with approximately 86% payable in cash. Approximately 20% of the total estimated cost is based upon operating results through a five-year earn-out period. The results of operations of DGHM are included in the earnings of the Company as of the acquisition date. Goodwill of $55.0 million and intangible assets of $39.4 million were recognized upon acquisition. However, the amount recorded for goodwill is an estimate as it is based on the estimated deferred payments to be made which are contingent upon the future operating results of DGHM.

        Intangible assets of $38.3 million were recorded for advisory contracts and intangible assets of $1.1 million were recorded for non-competition agreements. The DGHM advisory contracts are being amortized using the constant attrition method. Approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight year life using the straight line method. The non-competition agreements are being amortized on a straight line basis over a seven year life. Amortization of both the intangibles and the goodwill is expected to be deductible for tax purposes.

        The following table sets forth the Company's results of operations on a pro forma basis as if the acquisition of DGHM had occurred at the beginning of the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Total revenues	$47,683	$36,951	$93,451	$71,897
Provision for loan loss	1,070	770	2,026	1,549
Total expenses	34,021	26,714	67,267	54,399
Income before taxes	12,592	9,467	24,158	15,949
Income tax expense	4,437	1,759	8,424	6,820
Net Income	$8,155	$7,708	$15,734	$9,129
Basic earnings per share	$0.30	$0.31	$0.57	$0.36
Diluted earnings per share	$0.29	$0.30	$0.54	$0.35

        On February 17, 2004, the Company completed its acquisition of First State Bancorp, the holding company of FSB, a commercial bank situated in Los Angeles County. Founded in 1983, First State Bank of California is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, CA. In the transaction, the Company acquired 100% of First State Bancorp's common stock for a combination of 15% cash and 85% stock with an aggregate transaction value of $27.5 million. Intangible assets of $4.1 million were recorded for core deposit intangibles. The core deposit intangibles are being amortized on a straight line basis over their estimated life of fifteen years.

        On June 15, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Encino State Bank ("Encino"), pursuant to which a wholly-owned subsidiary of the Company will merge with and into Encino (the "Merger"). In the Merger, the Company will acquire 100% of Encino's common stock for an aggregate transaction value of approximately $33.1 million. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Encino will be converted into the right to receive $25.25 in cash. Consummation of the Merger is subject to a number of customary conditions, including but not limited to, the approval of the Merger Agreement and Merger by the shareholders of Encino and the receipt of requisite state and federal regulatory approvals.

        In June 2004, the Company agreed to increase its investment in BOS by an additional 10% during the third quarter of 2004. This will bring the total minority interst ownership to 30%.

(5) Goodwill and Intangible Assets

        An analysis of the activity in intangible assets and goodwill is presented below:

Intangibles	Balance at December 31, 2003	Acquisitions, additions, and reclasses	Amortization	Balance at June 30, 2004
	(in thousands)
Boston Private Bank—Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(52)	922
BPVI Advisory Contracts	2,116	—	(119)	1,997
DGHM Advisory Contracts	—	38,300	(1,686)	36,614
DGHM Non-Compete Agreements	—	1,130	(66)	1,064
FSB Core Deposit Intangibles	—	4,100	(104)	3,996

Total	$3,137	$43,488	$(2,032)	$44,593
Intangibles	Balance at December 31, 2002	Acquisitions and additions	Amortization	Balance at June 30, 2003
Boston Private Bank—Other Intangibles	$141	$—	$(10)	$131
BPVI Advisory Contracts	1,324	1,023	(78)	2,269

Total	$1,465	$1,023	$(88)	$2,400

Goodwill	Balance at December 31, 2003	Acquisitions, additions, and reclasses	Balance at June 30, 2004
Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	32	13,593
BPVI	1,334	—	1,334
DGHM	—	54,998	54,998
FSB	—	13,745	13,745

Total	$17,181	$68,892	$86,073
Goodwill	Balance at December 31, 2002	Acquisitions and additions	Balance at June 30, 2003
Boston Private Bank	$2,286	$—	$2,286
Sand Hill	13,345	—	13,345
BPVI	911	439	1,350

Total	$16,542	$439	$16,981

        The intangible values of investment advisory contracts are being amortized over their estimated useful life of ten years on the straight line method except for the DGHM advisory contracts, which are being amortized on the constant attrition method.

        The annual amortization expense for the intangibles above are estimated to be $4,519,000 for 2005, $4,569,000, $4,151,000, $3,780,000 and $3,449,000 per year for an aggregate of $20,468,000 over the next five years. Amortization of all goodwill, other than that related to FSB, is expected to be deductible for tax purposes.

(6) Recent Accounting Developments

        In January 2003, the Financial Accounting Standards Board, ("FASB"), issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which defines the circumstances under which a Company will include in its financial statements the assets, liabilities and activities of related entities. In December 2003, the FASB revised FIN 46, ("FIN 46R"), which in part specifically addresses limited purpose trusts formed to issue junior subordinated debentures. The guidance requires the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004. The Federal Reserve has reviewed the regulatory implications of this accounting change and, in May 2004, issued a proposed rule that would permit continued inclusion of junior subordinated debentures in Tier 1 and Tier 2 capital of bank holding companies, subject to certain quantitative limits and qualitative standards. Comments on the proposed rule were due July 11, 2004. There can be no assurance that the Federal Reserve will continue to consider junior subordinated debentures as Tier 1 capital for regulatory purposes. As of June 30, 2004, if the Company's $6 million in junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would still exceed the regulatory required capital adequacy minimums. If junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would be permitted to redeem the securities without penalty.

        The adoption of this standard will not have a material effect on the Company's financial condition, results of operations, earnings per share or cash flows. The Company adopted FIN 46R effective

March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partner interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the Securities and Exchange Commission (SEC) staff recently provided interpretative guidance on what may constitute an important right under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, that may affect the Company's consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ending June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff's interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At June 30, 2004, the investment partnerships, for which the Company holds a general partner interest and acts as the asset manager, have $498.4 million of assets, $77.1 million of liabilities, and $416.7 million of limited partnership interests. The Company's equity interest in the investment partnerships was $530,000 at June 30, 2004, and $220,000 at December 31, 2003.

        On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue 03-6 "Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share", affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company's Forward Stock Sale Agreement (the "Forward Agreement") dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Forward Agreement is described in Note 24 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2003. The Company amended the Forward Agreement effective April 1, 2004, and after that date, the interpretation will no longer affect the calculation of earnings per share as it relates to the Forward Agreement.

        The new accounting interpretation has no impact upon the Company's revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement. The new interpretation requires the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The calculation includes these unissued shares, for which the Company has received no capital proceeds. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company's reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this new rule on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share.

        In December 2003, the AICPA issued Statement of Position, ("SOP"), 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at fair value. The yield that may be accreted is limited to the excess of the investor's estimate of the undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor "carried over" in the initial accounting for loans acquired in a transfer of loans. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The

Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position of results of operations.

(7) Subsequent Events

        In July 2004, the Board of Directors approved an amendment to the supplemental retirement agreement with the Chairman and Chief Executive Officer of the Company. Under the terms of the supplemental retirement agreement, as amended, upon his retirement from the Company, the Chief Executive Officer would receive a lifetime annuity payment from the Company in an annual amount equal to 3% of his average salary and bonus for his final three years of employment multiplied by his years of service, reduced by the actuarial value of (1) his account balance attributable to matching contributions under the 401(k) plan, (2) a portion of his Social Security benefit, and (3) certain stock grants. The pension cost is dependent upon several assumptions. Assuming the Chief Executive Officer retires at age 68, we currently estimate an additional $0.3 million of pension expense, net of taxes, should be recognized by December 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Quarter Ended June 30, 2004

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

        The Company is a registered bank holding company and as of June 30, 2004, it had eight majority-owned or wholly-owned operating subsidiaries: Boston Private Bank, Borel, FSB, WCM, DGHM, RINET, Sand Hill, and BPVI. In addition, the Company holds a minority interest in BOS and Coldstream Holdings. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The Company managed approximately $15.3 billion in client investment assets and had balance sheet assets of approximately $2.8 billion as of June 30, 2004.

        Our strategy is to build a national enterprise in demographically attractive regions in the United States. In each region we form "clusters" of independent affiliates representing our core competencies. While each affiliate remains a separate profit center, we seek product and client synergies within each regional cluster and across the enterprise. Some of our products are sold nationwide-particularly to the institutional markets; but our major strategic differentiation in the high net worth marketplace is our "small platform" service delivery concept within each regional cluster.

        We use acquisitions for market-entry and then devote corporate resources to develop organic growth. On February 6, 2004, the Company purchased an 80% interest in DGHM, a value style manager specializing in small-cap equities. On February 17, 2004 the Company acquired FSB, a public bank headquartered in Granada Hills, CA by merger. These acquisitions were accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include DGHM and FSB on a consolidated basis since the respective dates of acquisition. On February 5, 2004, the Company acquired a 20% interest in BOS. The Company's minority interest in

BOS, as well as its minority interest in Coldstream Holdings, are recorded in the Company's financial statements from the date of acquisition under the equity method. In the next five to seven years we expect to have a significant presence in the top twelve wealth regions of the United States. We maintain a strong commitment to high ethical standards and corporate citizenship to create value for clients and our shareholders.

        The Company seeks to create shareholder value by providing a full complement of wealth management services through affiliated companies that are diversified geographically, by investment management style and by loan and deposit products. During the second quarter of 2004, through organic business growth, acquisitions and by capitalizing on the benefit of strong equity markets, the Company achieved net revenue of $47.7 million, a 47.1% increase over net revenue of $32.4 million for the same period in 2003. The Company reported net income for the second quarter 2004 of $8.2 million, or $0.29 per diluted share. Net income for the second quarter 2003 was $7.5 million, or $0.32 per diluted share.

        The Company continues to invest in its infrastructure. Over the last 12 months we significantly increased staff and system resources committed to risk management and regulatory compliance. Management believes that these resources are aligned to support our future growth and the increasing complexity of our Company.

        Management tracks net interest income, net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business. During the three months ended June 30, 2004, the Company realized 44.0% of its revenues from net interest income generated from its subsidiary banks. The cumulative impact of near record low interest rates has caused compression of net interest margins for the Company, as well as the banking industry generally. Net interest margin declined 30 basis points to 3.40% for the second quarter of 2004, down from 3.70% for the second quarter of 2003 and decreased 21 basis points from 3.61% for the first quarter of 2004. The decrease in net interest margin from the first quarter of 2004 was primarily due to strong deposit growth that outpaced loan growth. Management estimates that the decline in net interest margins compared to the second quarter of 2003 reduced net interest income by $1.3 million while our acquisition of FSB and organic growth increased volume by $5.5 million. If the acquisition of FSB is excluded net interest income would have increased $1.9 million as a result of a $3.5 million increase from organic growth, partially offset by a reduction of $1.6 million due to reduced margins.

        For the second quarter of 2004, the Company's net interest income on a fully taxable equivalent basis increased 24.0% to $21.9 million, compared to $17.7 million during the same period in 2003. This was accomplished through organic growth of our balance sheet, which was more than sufficient to offset reduced net interest margins, and by our acquisition of FSB which has contributed $3.5 million of net interest income since the date of acquisition.

        Management expects to continue to focus its attention and resources on organic growth in loans and deposits which should contribute to net interest margins which should position us well for the future. Management continues to take certain actions to position the Company's balance sheet for an expected increase in interest rates by increasing the percentage of variable rate loans, by shortening maturities on certain of its assets and extending liabilities where possible. Even with these changes, interest rates on liabilities are expected to reprice more quickly than interest rates on assets in the short term. Accordingly, in the absence of other changes, increases in interest rates may reduce net interest income in the short term, even though rising interest rates are expected to increase net interest income over time.

        Net income for the six months ended June 30, 2003 was reduced by $1.4 million or $0.06 per share for a retroactive REIT tax adjustment and by $1.5 million or $0.07 per share for the costs of abandoning a lease in California. These adjustments are explained in more detail later in "Results of Operatons for the Six Months Ended June 30, 2004".

        Net income for the three months ended June 30, 2003 were also impacted by these adjustments. 2003 earnings were increased $1.6 million or $0.07 per share due to the reversal of a portion of the REIT tax adjustment that had been accrued in the first quarter of 2003. In addition, an additional $226,000 was recognized during the second quarter of 2003 in conjunction with the settlement of the lease in California. These adjustments are explained in more detail later in "Results of Operatons for the Three Months Ended June 30, 2004".

        Net income and adjusted earnings (see Results of Operations for a discussion of adjusted earnings) for the quarters ended June 30, 2004 and 2003 includes amortization of intangibles of $600,000 and $29,000, respectively. In addition, the Company realized a cash benefit of tax deductions from purchased intangibles for the quarters ended June 30, 2004 and 2003 of $808,000 and $159,000, respectively. The effect of these two items on diluted earnings per share was $0.05 and $0.01 for the quarters ended June 30, 2004 and 2003, respectively. Net income and adjusted earnings for the six months ended June 30, 2004 and 2003 includes amortization of intangibles of $974,000 and $52,000, respectively. In addition, the Company realized a cash benefit of tax deductions from purchased intangibles for the six months ended June 30, 2004 and 2003 of $1.4 million and $291,000, respectively. The effect of these two items on diluted earnings per share was $0.08 and $0.01 for the six months ended June 30, 2004 and 2003, respectively. The Company provides this information to permit investors to better understand the performance of the business and to more effectively compare the Company with similar companies that have not made acquisitions.

        The Company's assets under management ("AUM") reached $15.4 billion, up 86.0% over the same period in 2003 as a result of net new sales, market appreciation, and acquisitions. New asset management sales for the second quarter of 2004 were $349 million and market appreciation increased the values by $148 million for the quarter. The total increase in AUM caused investment management fee income to increase 107% to $23.5 million for the second quarter 2004 over the same period in 2003.

        The Company also derives revenues from financial planning fees and other income. Financial planning fees of $2.0 million increased 12.9%, for the second quarter 2004 over the same period in 2003. There were no gains on the sale of investment securities during the quarter ended June 30, 2004 compared to a $444,000 gain recognized the prior year and gains on the sale of loans decreased $336,000 to $457,000.

        The effective tax rate for the second quarter of 2004 was 35.2% and the related income tax expense was $4.4 million. The effective tax rate for the same period in 2003, which includes a reversal of a portion of the tax reserves taken in the first quarter of 2003 related to a retroactive Massachusetts tax increase, was 17.5%. Excluding this adjustment, the effective tax rate for the second quarter of 2003 would have been 32.4%.

        The return on average assets decreased 34 basis points to 1.15% for the three months ended June 30, 2004, compared to 1.49% for the three months ended June 30, 2003, which included the benefit from the reversal of the retroactive REIT tax adjustment. Average assets increased $815 million, or 40% from $2.0 billion to $2.8 billion from June 30, 2003 to June 30, 2004, but net interest income only increased $3.9 million, or 23% due to reduced net interest margins. The return on average assets increased 27 basis points to 1.16% for the six months ended June 30, 2004, compared to 0.88% for the six months ended June 30, 2003, which included the cost of the retroactive REIT tax adjustment and the lease abandonment costs.

        Return on average equity was 11.18% for the quarter ended June 30, 2004, a decrease of 627 basis points from 17.45% at June 30, 2003, which included the benefit from the reversal of the retroactive REIT tax adjustment. Return on average equity was 11.01% for the six months ended June 30, 2004, an increase of 96 basis points from 10.05% for the same period in 2003, which included the cost of the retroactive REIT tax adjustment and the lease abandonment costs.

        Under the Forward Agreement, the Company may issue an additional 1.6 million shares of BPFH common stock on an as needed basis through December 11, 2004. During the first quarter of 2004, the Company sold approximately 700,000 shares of common stock under the Forward Agreement adding approximately $15 million of new capital. The proceeds of this sale provided additional working capital and helped fund the Company's acquisitions of BOS, DGHM, and FSB in February 2004. Management intends to use the proceeds of future sales to finance additional acquisitions and for working capital.

        We remain focused on continuing our growth plan and expanding into new regions with attractive markets. The Company believes that by creating regional platforms of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economic risks. The Company believes its regional presence will enable it to provide more customized personal service for its wealth management clients. We are focused on managing our business to benefit from diversified revenue opportunities, and will seek to maintain effective controls over operating expenses while mitigating risk from unpredictable market conditions. We also expect to continue to focus on enhancing and refining our enterprise-wide risk management and compliance programs.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies which involve the most complex or subjective decisions or assessments are as follows:

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

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment:    For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment testing, management must estimate the fair value of the business segments that have goodwill. Management performs a preliminary evaluation at least annually to determine if the possibility of a significant impairment charge for a business segment is more than remote. A discounted cash flow analysis is prepared for any business segment where management believes a more detailed review is appropriate. This detailed analysis is based on the projected receipt of future net cash flows discounted at a rate that reflects both the current return requirements of the market in general, and the risks inherent in the specific entity that is being valued. This analysis is reviewed with valuation consultants and compared to other valuations to confirm the results.

Financial Condition

        Total Assets    Total assets increased $625.7 million, or 28.5%, to $2.8 billion at June 30, 2004 from $2.2 billion at December 31, 2003. This increase was primarily driven by the acquisitions of FSB and DGHM, loan and investment growth. The asset growth was funded by deposit growth, increased capital and additional FHLB borrowings.

        Investments    Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, mortgage-backed securities, and stock in the FHLB) increased $144.6 million or 28.8% to $645.9 million, or 22.9% of total assets, at June 30, 2004, from $501.4 million, or 22.8% of total assets, at December 31, 2003. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and our liquidity.

        The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2004 and December 31, 2003:

		Unrealized
	Amortized Cost			Market Value
		Gains	Losses
		(in thousands)
At June 30, 2004
U.S. Government and agencies	$191,808	$567	$(1,323)	$191,052
Corporate bonds	72,262	21	(393)	71,890
Municipal bonds	239,948	1,177	(2,613)	238,512
Mortgage-backed securities	52,506	2	(1,028)	51,480

Total investments	$556,524	$1,767	$(5,357)	$552,934

At December 31, 2003
U.S. Government and agencies	$179,869	$1,514	$(92)	$181,291
Corporate bonds	19,222	63	(137)	19,148
Municipal bonds	192,554	2,885	(130)	195,309
Mortgage-backed securities	795	3	—	798

Total investments	$392,440	$4,465	$(359)	$396,546

        Loans held for sale    Loans held for sale increased $10.5 million, or 214.0% during the first six months of 2004 to $15.4 million from $4.9 million at December 31, 2003. This increase is primarily due to the acquisition of FSB and the timing of the loan sales. In the second quarter of 2004, there were $114.1 million of mortgage loans originated for sale offset by $104.2 million loans sold on the secondary market.

        Loans    Total portfolio loans increased $330.9 million, or 20.5%, during the first six months of 2004 to $1.94 billion, or 68.9% of total assets, at June 30, 2004, from $1.61 billion, or 73.4% of total assets, at December 31, 2003. This increase was primarily driven by growth in the commercial loans portfolio which increased $256.4 million, or 29.1%, due to the addition of $142.5 million of loans through the acquisition of FSB, as well as the high demand for financing in this low interest rate environment. Residential mortgage loans increased $73.6 million, or 11.3%, during the first six months of 2004 as mortgage loan originations of approximately $156 million were partially offset by payoffs and principal paydowns.

        Risk Elements    At June 30, 2004 total non-performing assets, which consist of non-accrual loans and other real estate owned were $1.9 million or 0.07% of total assets. At December 31, 2003 they were $1.3 million, or 0.06% of total assets. This increase is primarily due to balance sheet growth and two additional non-performing loans from the FSB acquisition which closed in February, 2004. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

        At June 30, 2004, loans with an aggregate balance of $2.2 million, or 0.11% of total loans, were 30 to 89 days past due, a decrease of $1.5 million or 41.6% as compared to $3.7 million, or 0.23% of total loans, as of December 31, 2003. Loans 90 days past due, and still accruing, were $65,000 at June 30,

2004. There were no loans 90 days past due and still accruing as of December 31, 2003. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

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

        The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: "general," "specific" and "unallocated." The general component is determined by applying coverage percentages to groups of loans based on risk. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually or to classes of similar loans. Coverage percentages applied are determined based on industry practice and management's judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

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

        The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Ending gross loans	$1,943,498	$1,416,661	$1,943,498	$1,416,661
Allowance for loan losses, beginning of period	23,146	17,736	20,172	17,050
Provision for loan losses	1,070	770	2,026	1,549
Charge-offs	(5)	(18)	(12)	(112)
Recoveries	—	—	—	1
Addition due to acquisition	—	—	2,025	—
Allowance for loan losses, end of period	$24,211	$18,488	$24,211	$18,488
Allowance for loan losses to ending gross loans	1.25%	1.31%	1.25%	1.31%

        Goodwill    Goodwill increased $68.9 million during the first six months of 2004 to $86.1 million at June 30, 2004 from $17.2 million at December 31, 2003. This increase was primarily due to the acquisitions of DGHM and FSB.

        Intangible Assets    Intangible assets increased $41.5 million during the first six months of 2004 to $44.6 million at June 30, 2004 from $3.1 million at December 31, 2003. This increase was primarily due to the acquisitions of DGHM and FSB.

        Other Assets    Other assets increased $19.2 million during the first six months of 2004. The increase is primarily due to increases in mutual fund securities which are held within a Rabbi Trust to fund the Company's deferred compensation plan liability, increases in deferred taxes, and investments in unconsolidated affiliates which are accounted for using the equity method of accounting.

        Deposits    We experienced an increase in total deposits of $471.6 million, or 28.4%, during the first six months of 2004, to $2.1 billion, or 75.5% of total assets, at June 30, 2004, from $1.7 billion, or 75.5% of total assets, at December 31, 2003. This dollar increase was due to the acquisition of FSB, higher average balances in existing client accounts, as well as a significant number of new accounts opened during the first six months of 2004. The following table shows the composition of our deposits at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Balance	As a % of Total	Balance	As a % of Total
Demand deposits (non-interest bearing)	$361,351	16.9%	$287,154	17.3%
NOW	242,370	11.4%	207,324	12.5%
Savings	31,308	1.5%	26,146	1.6%
Money market	1,053,081	49.4%	887,791	53.5%
Certificates of deposit under $100,000	102,084	4.8%	75,707	4.6%
Certificates of deposit $100,000 or greater	339,884	16.0%	174,339	10.5%

Total	$2,130,078	100.0%	$1,658,461	100.0%

        Borrowings    Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase ("repurchase agreements") and junior subordinated debentures) increased $44.3 million, or 16.8%, during the first six months of 2004 to $307.9 million from $263.6 million at December 31, 2003. To better manage interest rate risk and to help protect our net interest margin, we utilize fixed rate FHLB borrowings to fund a portion of fixed rate assets.

        Deferred Acquisition Obligations    A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations are recorded at their estimated present value and the interest accrued is included in Other operating expenses.

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

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At June 30, 2004, cash, federal funds sold and other short term investments, money market investments and securities available for sale amounted to $628.0 million, or 22.3% of total assets of the Company. This compares to $490.2 million, or 22.3% of total assets, at December 31, 2003.

        During February 2004, the Company paid approximately $55.0 million in cash in connection with the BOS, DGHM, and FSB acquisitions. To provide additional working capital, the Company borrowed $5 million under its existing $24 million line of credit during February 2004. This borrowing was repaid before the end of the first quarter when the Company sold an additional 700,000 shares of common stock under the Forward Agreement.

        Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The "Holding Company" is defined as the Company on an unconsolidated basis. The Holding Company's primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, and a committed line of credit and access to the capital markets. The total amount available to borrow under the line of credit was $24 million. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Holding Company. The Holding Company is required to maintain various minimum capital and loan loss ratios in conjunction with the revolving credit agreement. As of June 30, 2004, there were no borrowings under this line of credit. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

        At June 30, 2004, the payable related to the consolidated deferred purchase obligations was approximately $45.1 million and $42.2 million of this was payable by the Holding Company. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred acquisition payments are typically spread out over three to five years and a prearranged portion of the payments are paid with BPFH common stock instead of cash. A payment of approximately $20.0 million is due September 30, 2004.

        The Company's Forward Agreement continues to provide the Company access to capital on an as needed basis with 1.6 million shares available at approximately $22.71 per share. During the first quarter of 2004, the Company sold approximately 700,000 shares of the 2.3 million shares available in the Forward Agreement, providing cash proceeds of approximately $15 million which were used to help fund the acquisitions of BOS, DGHM, and FSB.

        We believe that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company's non-bank subsidiaries are well capitalized, and the Company' bank subsidiaries, in addition to being well capitalized, have access to borrowings from the Federal Reserve Banks and other sources as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In addition, FSB has lines of credit with correspondent banks totaling $9.8 million at June 30, 2004.

        Capital Resources    Our stockholders' equity at June 30, 2004, was $294.2 million, or 10.4% of total assets, compared to $235.5 million, or 10.7% of total assets at December 31, 2003. The dollar increase was primarily the result of our net income for the first six months of 2004 of $15.4 million, combined with proceeds from issuance of additional equity of $47.3 million, options exercised, and reduced by the change in accumulated other comprehensive income and by dividends paid to shareholders.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, and FSB each must meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank's, Borel's, and FSB's respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        The primary driver for the overall decrease in the Company's capital ratios, as compared to the year ended December 31, 2003, was the increase in intangible assets as a result of the acquisitions of BOS, DGHM, and FSB that occurred in February 2004. In addition, the capital ratios at December 31, 2003, were increased as 2.1 million shares of stock were issued in December 2003 in anticipation of these acquisitions. The Company anticipates some variability in its capital ratios during the year due to changing working capital needs and the effects of additional capital that will be added pursuant to the Forward Agreement as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2004 and December 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2004:
Total risk-based capital
Company	$195,937	10.11%	$155,020	> 8.0%	$193,776	> 10.0%
Boston Private Bank	122,236	10.59	92,367	8.0	115,458	10.0
Borel	58,673	10.27	45,716	8.0	57,145	10.0
FSB	19,799	11.63	13,618	8.0	17,022	10.0
Tier I risk-based
Company	171,722	8.86	77,510	4.0	116,265	6.0
Boston Private Bank	107,796	9.34	46,183	4.0	69,275	6.0
Borel	51,651	9.04	22,858	4.0	34,287	6.0
FSB	17,671	10.38	6,809	4.0	10,213	6.0
Tier I leverage capital
Company	171,722	6.37	107,799	4.0	134,748	5.0
Boston Private Bank	107,796	5.95	72,474	4.0	90,592	5.0
Borel	51,651	8.09	25,539	4.0	31,924	5.0
FSB	17,671	8.81	8,020	4.0	10,024	5.0

As of December 31, 2003:
Total risk-based capital
Company	$231,799	15.07%	$123,047	> 8.0%	$153,809	> 10.0%
Boston Private Bank	112,914	11.28	80,072	8.0	100,090	10.0
Borel	51,834	10.26	40,398	8.0	50,497	10.0
Tier I risk-based
Company	212,562	13.82	61,523	4.0	92,285	6.0
Boston Private Bank	100,385	10.03	40,036	4.0	60,054	6.0
Borel	45,599	9.03	20,199	4.0	30,298	6.0
Tier I leverage capital
Company	212,562	9.66	88,059	4.0	110,073	5.0
Boston Private Bank	100,385	6.60	60,822	4.0	76,027	5.0
Borel	45,599	8.08	22,564	4.0	28,208	5.0

Results of Operations for the Three Months Ended June 30, 2004

        Net Income    The Company recorded net income of $8.2 million, or $0.29 per diluted share, for the quarter ended June 30, 2004. The Company recorded net income of $7.5 million, or $0.32 per diluted share, for the quarter ended June 30, 2003, which includes income of approximately $0.07 per share related to the settlement of reserves taken in the first quarter of 2003 for the enactment of a retroactive Massachusetts tax increase and an income reduction of $0.01 per share for additional lease abandonment costs. Excluding both of these items, net income would have been $6.1 million, or $0.26 per diluted share, for the quarter ended June 30, 2003.

        Prior Year REIT Tax Adjustment    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction of dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with this agreement the Company was positively impacted by approximately $1.6 million or $0.07 per share, net of taxes for the three months ended June 30, 2003 as the Company was able to reverse a portion of the original estimated liability.

        Prior Year Lease Abandonment    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense of approximately $226,000 or $0.01 per share for the three months ending June 30, 2003.

        The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjust net income and earnings per share to adjusted earnings and adjusted diluted earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs. The Company believes presentation of these adjusted earnings provides a more appropriate measure of the performance of our base business and thus enhances an overall understanding of our historical financial performance and future prospects because management believes they are an indication of the performance of our base business. Management uses these non-GAAP measures as an indicator for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes these measures can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	For the Three Months Ended June 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
Revenues	$32,422	$—	$—	$32,422
Provision for Loan Losses	770	—	—	770
Expenses	22,580	222	(347)	22,455

Pre-Tax Income	9,072	(222)	347	9,197
Income Tax Expense	1,589	1,419	121	3,129

Net Income	$7,483	$(1,641)	$226	$6,068

Diluted Earnings per share	$0.32	$(0.07)	$0.01	$0.26

        Net Interest Income    For the quarter ended June 30, 2004, net interest income was $20.9 million, an increase of $3.9 million, or 23.0%, over the same period in 2003. This increase was due to increases in average balances of both interest earning assets and liabilities offset by decreases in the average rates of both interest earning assets and liabilities. The Company's net interest margin was 3.40% for the second quarter of 2004, a decrease of 30 basis points compared to the same period last year.

        The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the three month period ended June 30, 2004 and June 30, 2003.

	June 30, 2004			June 30, 2003
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
Earning assets:
Cash and investments	$697,451	$4,467	2.56%	$489,450	$3,662	2.99%
Loans(2)
Commercial	1,078,265	15,621	5.74%	755,076	11,551	6.07%
Residential mortgage	704,230	8,301	4.79%	576,546	7,755	5.38%
Home equity and other	77,927	968	4.96%	77,833	1,110	5.72%

Total loans	1,860,422	24,890	5.32%	1,409,455	20,416	5.77%
Total earning assets	2,557,873	29,357	4.57%	1,898,905	24,078	5.05%

Interest bearing liabilities:
Deposits	$1,754,453	$4,631	1.06%	$1,302,014	$4,181	1.29%
Borrowed funds	327,525	2,819	3.46%	245,296	2,231	3.66%

Total interest-bearing liabilities	2,081,978	7,450	1.44%	1,547,310	6,412	1.66%

Interest rate spread			3.13%			3.39%
Net interest margin			3.40%			3.70%

(1)
Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate. These adjustments were $987,000 and $656,000 for 2004 and 2003, respectively.

(2)
Includes loans held for sale.

        Interest Income    During the second quarter of 2004, interest income, on a fully taxable-equivalent basis, was $29.4 million, an increase of $5.3 million or 21.9%, compared to $24.1 million for the same period in 2003. Interest income on commercial loans increased 35.2% to $15.6 million for the quarter ended June 30, 2004, compared to $11.6 million for the same period in 2003. Interest income from residential mortgage loans increased 7.0% to $8.3 million for the second quarter of 2004, compared to $7.8 million for the same period in 2003, and interest on home equity and other loans decreased 12.8% to $968,000 for the second quarter of 2004, compared to $1.1 million, for the same period in 2003. The average balance of commercial loans increased 42.8% and the average rate decreased 5.4%, or 33 basis points, to 5.74% for the quarter ended June 30, 2004. The average balance of residential mortgage loans increased 22.1%, and the average rate decreased 11.0%, or 59 basis points, to 4.79% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates, as well as payoffs and paydowns. The average balance of home equity and other loans increased 0.1% and the average rate decreased 13.3%, or 76 basis points, to 4.96%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $805,000, or 22.0%, to $4.5 million for the quarter ended June 30, 2004, compared to $3.7 million for the same period in 2003. This increase was primarily attributable to an increase in the average balance of $208.0 million, or 42.5% for the quarter ended June 30, 2004 partially offset by a decrease in the average rate earned of 43 basis points or 14.3%.

        Interest Expense    During the second quarter of 2004, interest expense was $7.4 million, an increase of $1.0 million or 16.2%, compared to $6.4 million for the same period in 2003. This increase in the Company's interest expense was the result of an increase in the average balance of interest bearing liabilities due to the acquisition of FSB and deposit growth partially offset by a decrease in the average cost of interest-bearing liabilities of 22 basis points, or 13.3%, to 1.44% for the quarter ended June 30, 2004.

        Provision for Loan Losses    The provision for loan losses was $1.1 million for the quarter ended June 30, 2004, compared to $770,000 for the same period in 2003. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Charge-offs, net of recoveries, were $5,000 during the second quarter of 2004. Charge-offs, net of recoveries, were $18,000 for the same period in 2003.

        Fees and Other Income    Fees and other income increased $11.4 million, or 73.7%, to $26.8 million for the three-month period ending June 30, 2004, compared to $15.4 million for the same period in 2003. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $12.1 million, or 106.6%, to $23.5 million for the second quarter of 2004, compared to $11.4 million for the same period in 2003. This increase is attributable to acquisitions, growth, and market appreciation.

        Financial planning fees increased $228,000, or 12.9%, to $2.0 million for the second quarter of 2004, as compared to $1.8 million for the same period in 2003.

        There was no Gain on sale of investment securities for the second quarter of 2004 compared to $444,000 thousand for the second quarter of 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks' balance sheets. Gain on sale of loans decreased $336,000 to $457,000 for the second quarter of 2004 compared to $793,000 for the second quarter of 2003. The Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk.

        Operating Expense    Total operating expenses for the second quarter of 2004 were $33.6 million compared to $22.6 million for the same period in 2003, an increase of $11.0 million, or a 48.9% increase. This increase was attributable to our continued growth, acquisitions, and compliance costs. Total balance sheet assets increased 39.4% from June 30, 2003 to June 30, 2004.

        Salaries and benefits, the largest component of operating expense, increased $7.5 million, or 49.9%, to $22.5 million for the quarter ended June 30, 2004, from $15.0 million for the same period in 2003. This increase was due to variable compensation costs, an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense was $3.6 million for the second quarter of 2004 compared to $3.7 million for the same period last year. Occupancy and equipment expenses decreased $82,000, or a 2.2% decrease over the second quarter of 2003. The decrease was primarily attributable to the leases at Ten Post Office Square in Boston being renegotiated during the first quarter of 2004, partially offset by increased growth as a result of acquisitions and expansion.

        Professional services include legal fees, consulting fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $573,000, or 51.2%. This is a result of increased expenditures among a number of different professional services.

        Marketing and business development increased $559,000 or 59.6% from the same period in 2003. This increase was due primarily to the acquisitions of DGHM and FSB and increased marketing efforts to grow the business.

        Contract services and processing, which are primarily costs associated with custody and data processing, increased $292,000 from the second quarter in 2003. This increase was due primarily to continued investments in our data processing systems and the acquisition of FSB.

        Amortization of intangibles was $1.3 million for the second quarter of 2004, an increase of $1.2 million from the second quarter of 2003. This increase is mostly attributable to the acquisition of DGHM and FSB.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $2.4 million in the second quarter of 2004 compared to $1.4 million for the same period in 2003.

        Income Tax Expense    The Company recorded income tax expense of $4.4 million for the second quarter of 2004 as compared to $1.6 million for the same period last year. Income tax expense for the second quarter of 2003 would have been $3.0 million excluding the reversal of a portion of the tax reserves taken in the first quarter of 2003 related to the retroactive Massachusetts tax increase. The effective tax rate for the second quarter of 2004 was 35.2% and 32.4% for the second quarter of 2003, excluding the REIT adjustment. The effective rate for the second quarter of 2004 as compared to the second quarter of 2003 has increased due to acquisitions and higher state taxes.

Results of Operations for the Six Months Ended June 30, 2004

        Net Income    The Company recorded net income of $15.4 million, or $0.53 per diluted share, for the six months ended June 30, 2004, compared to $8.6 million, or $0.37 per diluted share for the six months ended June 30, 2003.

        Prior Year REIT Tax Adjustment    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction of dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with this agreement the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the six months ended June 30, 2003.

        Prior Year Lease Abandonment    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense of approximately $1.5 million or $0.07 per share for the six months ending June 30, 2003.

        The chart below provides a reconciliation of net income and diluted earnings per share as determined in accordance with GAAP to adjust net income and earnings per share to adjusted earnings and adjusted diluted earnings per share. To supplement its financial results prepared in accordance with GAAP, the Company has presented non-GAAP measures of earnings adjusted to exclude the REIT tax reserve and the lease abandonment costs. The Company believes presentation of these adjusted earnings provides a more appropriate measure of the performance of our base business and thus enhances an overall understanding of our historical financial performance and future prospects because management believes they are an indication of the performance of our base business. Management uses these non-GAAP measures as an indicator for evaluating financial performance as well as for budgeting and forecasting of future periods. For these reasons the Company believes these measures can be useful to investors. The presentation of this additional information should not be considered in isolation or as a substitute for net income or net income per diluted share prepared in accordance with GAAP.

	For the Six Months ended June 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings
Revenues	$63,169	$—	$—	$63,169
Provision for Loan Losses	1,549	—	—	1,549
Expenses	46,667	(244)	(2,375)	44,048

Pre-Tax Income	14,953	244	2,375	17,572
Income Tax Expense	6,390	(1,194)	831	6,027

Net Income	$8,563	$1,438	$1,544	$11,545

Diluted Earnings per share	$0.37	$0.06	$0.07	$0.50

        Net Interest Income    For the six months ended June 30, 2004, net interest income was $40.1 million, an increase of $6.8 million, or 20.4%, over the same period in 2003. This increase was due to increases in average balances of both interest earning assets and interest bearing liabilities offset by decreases in the average rates of both interest earning assets and interest bearing liabilities. The Company's net interest margin was 3.50% for the six months ended June 30, 2004, a decrease of 24 basis points compared to the same period last year.

        The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the six month periods ended June 30, 2004 and June 30, 2003.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest Earned/ Paid (1)	Average Rate	Average Balance	Interest Earned/ Paid (1)	Average Rate
Earning assets:
Cash and investments	$633,717	$8,609	2.72%	$454,060	$6,697	2.95%
Loans (2)
Commercial	1,012,484	29,434	5.81%	726,582	22,412	6.15%
Residential mortgage	680,016	16,178	4.76%	569,852	15,567	5.46%
Home equity and other	78,512	1,979	4.98%	78,483	2,261	5.73%

Total loans	1,771,012	47,591	5.38%	1,374,917	40,240	5.84%
Total earning assets	2,404,729	56,200	4.69%	1,828,977	46,937	5.12%

Interest bearing liabilities:
Deposits	$1,641,759	$8,654	1.07%	$1,253,179	$8,291	1.33%
Borrowed funds	315,708	5,471	3.54%	233,807	4,257	3.68%

Total interest-bearing liabilities	1,957,467	14,125	1.46%	1,486,986	12,548	1.70%

Interest rate spread			3.23%			3.42%
Net interest margin			3.50%			3.74%

(1)
Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate. These adjustments were $2.0 million and $1.1 million for 2004 and 2003, respectively.

(2)
Includes loans held for sale.

        Interest Income    During the first six months of 2004, interest income, on a fully taxable-equivalent basis, was $56.2 million, an increase of $9.3 million or 19.7%, compared to $46.9 million for the same period in 2003. Interest income on commercial loans increased 31.3% to $29.4 million for the six months ended June 30, 2004, compared to $22.4 million for the same period in 2003. Interest income from residential mortgage loans increased 3.9% to $16.2 million for the six months ended June 30, 2004, compared to $15.6 million for the same period in 2003, and interest on home equity and other loans decreased 12.5% to $2.0 million for the second quarter of 2004, compared to $2.3 million, for the same period in 2003. The average balance of commercial loans increased 39.3% and the average rate decreased 5.5%, or 34 basis points, to 5.81% for the six months ended June 30, 2004. The average balance of residential mortgage loans increased 19.3%, and the average rate decreased 12.8%, or 70 basis points, to 4.76% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates, as well as payoffs and paydowns. The average balance of home equity and other loans was increased 0.1% and the average rate decreased 13.0%, or 75 basis points, to 4.98%.

        Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $1.9 million, or 28.3%, to $8.6 million for the six months ended June 30, 2004, compared to $6.7 million for the same period in 2003. This increase was primarily attributable to an increase in the average balance of $179.7 million, or 39.6% for the six months ended June 30, 2004 partially offset by a decrease in the average rate earned of 23 basis points or 7.8%.

        Interest Expense    During the first six months of 2004, interest expense was $14.1 million, an increase of $1.6 million, or 12.6%, compared to $12.5 million for the same period in 2003. This increase in the Company's interest expense was the result of an increase in the average balance of interest bearing liabilities due to the acquisition of FSB and deposit growth partially offset by a decrease in the average cost of interest-bearing liabilities of 24 basis points, or 14.2%, to 1.46% for the six months ended June 30, 2004.

        Provision for Loan Losses    The provision for loan losses was $2.0 million for the six months ended June 30, 2004, compared to $1.5 million for the same period in 2003. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under "Financial Condition—Allowance for Loan Losses." Charge-offs net of recoveries were $12,000 during the first six months of 2004 compared to $111,000 for the same period in 2003.

        Fees and Other Income    Fees and other income increased $21.0 million, or 70.5%, to $50.9 million for the six month period ending June 30, 2004, compared to $29.9 million for the same period in 2003. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $22.4 million, or 105.7%, to $43.7 million for the first six months of 2004, compared to $21.2 million for the same period in 2003. This increase is attributable to acquisitions, growth, and market appreciation.

        Financial planning fees increased $682,000, or 20.7%, to $4.0 million for the first six months of 2004, as compared to $3.3 million for the same period in 2003.

        Gain on sale of investment securities was $211,000 for the first six months of 2004 compared to $1.5 million for the same period in 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks' balance sheets. Gain on sale of loans decreased $891,000 to $693,000 for the first six months of 2004 compared to $1.6 million for the same period in 2003. The Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk.

        Operating Expense    Total operating expenses for the first six months of 2004 were $64.8 million compared to $46.7 million for the same period in 2003. Operating expenses increased $18.1 million, a 38.9% increase over the first six months of 2003. This increase was attributable to our continued growth, acquisitions, and compliance costs. Total balance sheet assets increased 39.4% from June 30, 2003 to June 30, 2004.

        Salaries and benefits, the largest component of operating expense, increased $14.6 million, or 49.9%, to $43.9 million for the first six months of 2004, from $29.3 million for the same period in 2003. This increase was due to variable compensation costs, an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.

        Occupancy and equipment expense was $7.2 million for the first six months of 2004 compared to $9.0 million for the same period last year. Occupancy and equipment expenses decreased $1.8 million, or a 19.7% decrease over the first six months of 2003. The decrease was primarily attributable to the leases at Ten Post Office Square in Boston being renegotiated during the first quarter of 2004, partially offset by increased growth as a result of acquisitions and expansion.

        Professional services include legal fees, consulting fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $828,000, or 38.5%. This is a result of increased expenditures in a number of different categories of professional services.

        Marketing and business development increased $835,000 or 45.0% from the same period in 2003. This increase was primarily due to the acquisitions of DGHM and FSB and increased marketing efforts to continue to grow the business.

        Contract services and processing, which are primarily costs associated with custody and data processing, increased $501,000 or 58.7% for the first six months of 2004 as compared with the same period in 2003. This increase was due primarily to continued investments in our data processing systems and the acquisition of FSB.

        Amortization of intangibles was $2.0 million for the first six months of 2004, an increase of $1.9 million from the same period of 2003. This increase is mostly attributable to the acquisitions of DGHM and FSB.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $4.7 million for the first six months of 2004 compared to $3.5 million for the same period in 2003.

        Income Tax Expense    The Company recorded income tax expense of $8.2 million for the first six months of 2004 as compared to $6.4 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense for the first six months of 2003 would have been $5.2 million. The effective tax rate for the first six months of 2004 was 34.7% and 34.2% for the same period in 2003, excluding the charge for the retroactive tax increase. The effective rate for the first six months of 2004 as compared to the first six months of 2003 has increased due to acquisitions and higher state taxes.

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

Risks Relating to Our Business

Our business strategy contemplates significant growth and there are challenges and risks inherent in such a growth strategy.

        In recent years, the Company has experienced rapid growth, both due to the expansion of our existing businesses as well as acquisitions. Among the challenges facing the Company is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in the Company's pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels historically achieved by the Company.

To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

        We have in the past considered, and will in the future continue to consider, the acquisition of other banking, investment management, and financial planning companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include, but are not limited to the following:

  •
  the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

  •
  the risk that we may lose key clients as a result of the change of ownership to us;

  •
  the risk that the acquired business will not perform in accordance with our expectations;

  •
  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our banking, investment management, or financial planning businesses, particularly to the extent we are entering new geographic markets;

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

        We will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue, and our competitors may have greater resources than we do. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.

If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

        When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At June 30, 2004, our goodwill and other identifiable intangible assets were approximately $131 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We concluded that no impairment charge was necessary for the prior fiscal year. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders' equity and financial results.

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

        For the quarter ended June 30, 2004, approximately 49.3% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion.

        Moreover, Westfield and DGHM receive some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield and DGHM. As a result, the future revenues and earnings from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions.

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

We may not be able to attract and retain financial planning clients at current levels.

        Like our investment management business, our financial planning business is subject to intense competition, and our ability to attract and retain financial planning clients is dependent upon the delivery of planning and related services which are favorably perceived in the marketplace. Client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice.

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

        An increase in interest rates could also have a negative impact on our Banks' results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Banks' allowances for loan losses. Increases in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.

Prepayments of loans may negatively impact our business.

        Generally, our Banks' customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers' discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced.

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

        In addition, our management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield's and DGHM's contracts also provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

Our investment management and financial planning businesses are highly regulated, which could limit or restrict our activities and impose fines or suspensions on the conduct of our business.

        Our investment management and financial planning businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management and financial planning services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiary's registration as an investment adviser.

        All of our investment adviser and financial planning affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and Sand Hill act as sub-advisers to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations.

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

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice.

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

        Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel and FSB as California banking corporations, are subject to regulation and supervision by the California Department of Financial Institutions and the FDIC.

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

        Under regulatory capital adequacy guidelines and other regulatory requirements, we and our subsidiary Banks must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require us to meet additional capital adequacy measures. We cannot predict the final form of, or the effects of, the regulatory accords. Our failure to maintain the status of "well capitalized" under our regulatory framework could affect the confidence of our clients in us, thus compromising our competitive position. In addition, failure to maintain the status of "well capitalized" under our regulatory framework or "well managed" under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

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

  (b)
  Change in internal controls.

        There were no significant changes made in the Company's internal controls during the period covered by this report.

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

B.    Trust Litigation

        Since 1984, Borel has served as the trustee of a private family trust (the "Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel's actions had damaged the trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context; but neither the issue of damages nor the issue of Borel's liability has been finally determined. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of the Security Holders

        At the Annual Meeting of Stockholders held on April 29, 2004, stockholders of the Company approved proposals to:

  (1)
  elect four Class I Directors of the Company to serve until the 2007 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD
Eugene S. Colangelo	21,741,969	1,828,760
Harold A. Fick	21,703,827	1,866,902
Allen L. Sinai	22,725,979	844,750
Timothy L. Vaill	22,216,483	1,354,246
  (2)
  approve a new 2004 Stock Option and Incentive Plan (the "2004 Plan") for officers, employees, Non-Employee Directors and other key persons of the Company and its subsidiaries. The vote for such proposal was as follows:

FOR	AGAINST	ABSTAIN	NO VOTE
14,395,010	6,350,393	323,868	2,501,458
  (3)
  approve the Boston Private Financial Holdings Annual Executive Incentive Plan (the "Executive Incentive Plan"). The vote for such proposal was as follows:

FOR	AGAINST	ABSTAIN	NO VOTE
19,847,383	930,501	291,388	2,501,457

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Executive Employment Agreement with Timothy L. Vaill.
10.2	First Amendment to the Boston Private Financial Holdings, Inc. Supplemental Executive Retirement Agreement.
*31.1—	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
*31.2—	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
*32.1—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K

  On April 12, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding its amended Forward Agreement executed on December 11, 2003.

  On April 26, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding its earnings press release for the fiscal quarter ending March 31, 2004.

  On April 26, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding additional information relating to the Form 8-K filed on April 26, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc. (Registrant)
August 9, 2004	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chairman and Chief Executive Officer
August 9, 2004	/s/ WALTER M. PRESSEY Walter M. Pressey President and Chief Financial Officer