Form 10-Q
period 2004-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2004-11-09
CIK 821127

As filed with the Securities and Exchange Commission on November 9, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2004:

Common Stock-Par Value $1.00	27,577,103
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE
Cover Page
Index
PART I—FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Stockholders’ Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Unaudited Consolidated Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Executive Summary	18-20
	Critical Accounting Policies	20
	Financial Condition	20-24
	Capital Resources	24-25
	Results of Operations	25-30
	Risk Factors and Factors Affecting Forward-Looking Statements	31-37
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37-38
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	38
Item 2	Changes in Securities and Use of Proceeds	39
Item 3	Defaults upon Senior Securities	39
Item 4	Submission of Matters to a Vote of Security Holders	39
Item 5	Other Information	39
Item 6	Exhibits and Reports on Form 8-K	39

	Signature Page	40
	Certifications

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	September 30, 2004	December 31, 2003
	(In thousands, except share data)
Assets:
Cash and due from banks	$57,472	$45,977
Federal funds sold and money market investments	62,060	47,511
Cash and cash equivalents	119,532	93,488
Investment in bank certificates of deposit	200	200
Investment securities available for sale (amortized cost of $492,030 and $392,440, respectively)	492,730	396,546
Loans held for sale	6,208	4,900
Loans:
Commercial	1,203,679	880,626
Residential mortgage	761,744	651,290
Home equity and other consumer loans	83,484	80,648
Total loans	2,048,907	1,612,564
Less: Allowance for loan losses	25,297	20,172
Net loans	2,023,610	1,592,392
Stock in Federal Home Loan Banks	18,264	11,122
Premises and equipment, net	18,753	13,740
Goodwill	87,878	17,181
Intangible assets	43,348	3,137
Fees receivable	20,127	12,427
Accrued interest receivable	10,905	8,833
Other assets	62,377	42,331
Total assets	$2,903,932	$2,196,297

Liabilities:
Deposits	$2,180,521	$1,658,461
Borrowings under line of credit	21,000	—
FHLB borrowings	254,768	197,850
Securities sold under agreements to repurchase	60,270	65,770
Junior subordinated debentures	6,186	—
Accrued interest payable	3,008	2,100
Deferred acquisition obligations	24,469	3,957
Other liabilities	44,183	32,707
Total liabilities	2,594,405	1,960,845

Stockholders’ Equity:
Common stock, $1.00 par value per share; Authorized: 70,000,000 shares issued: 27,567,182 shares at September 30, 2004 and 25,166,836 shares at December 31, 2003	27,567	25,167
Additional paid-in capital	184,230	129,827
Retained earnings	102,377	83,006
Unearned compensation	(5,150)	(5,119)
Accumulated other comprehensive income	503	2,571
Total stockholders’ equity	309,527	235,452
Total liabilities and stockholders’ equity	$2,903,932	$2,196,297

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest and dividend income:
Loans	$27,146	$19,980	$74,331	$60,168
Taxable investment securities	1,414	1,406	4,084	4,625
Non-taxable investment securities	1,459	1,268	4,279	3,175
Mortgage-backed securities	453	9	1,304	36
Federal funds sold and other	294	276	996	800
Total interest and dividend income	30,766	22,939	84,994	68,804
Interest expense:
Deposits	4,868	3,628	13,521	11,919
FHLB borrowings	2,615	2,248	7,605	6,086
Securities sold under agreements to repurchase	179	170	537	578
Federal funds purchased and other	95	2	218	12
Total interest expense	7,757	6,048	21,881	18,595
Net interest income	23,009	16,891	63,113	50,209
Provision for loan losses	1,130	786	3,156	2,335
Net interest income after provision for loan losses	21,879	16,105	59,957	47,874
Fees and other income:
Investment management and trust fees	23,224	13,013	66,902	34,249
Financial planning fees	1,993	1,825	5,977	5,128
Earnings in equity investments	184	16	216	165
Deposit account service charges	264	234	854	693
Gain on sale of loans, net	252	1,119	946	2,703
Gain on sale of investment securities, net	162	395	373	1,915
Other	796	870	2,492	2,570
Total fees and other income	26,875	17,472	77,760	47,423
Operating expense:
Salaries and employee benefits	23,012	16,046	66,878	45,312
Occupancy and equipment	4,006	3,430	11,211	12,401
Professional services	2,325	1,807	5,305	3,960
Marketing and business development	1,155	894	3,844	2,748
Contract services and processing	751	416	2,106	1,269
Amortization of intangibles	1,244	64	3,277	151
Other	2,315	1,527	6,999	5,110
Total operating expense	34,808	24,184	99,620	70,951
Minority interest	366	—	968	—
Income before income taxes	13,580	9,393	37,129	24,346
Income tax expense	4,800	3,011	12,961	9,401
Net income	$8,780	$6,382	$24,168	$14,945
Per share data:
Basic earnings per share	$0.32	$0.28	$0.87	$0.66
Diluted earnings per share	$0.31	$0.27	$0.84	$0.64
Average basic common shares outstanding	27,390,463	22,767,187	27,627,523	22,681,789
Average diluted common shares outstanding	28,522,147	23,843,064	28,851,817	23,503,281

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2002	$22,549	$74,342	$65,725	$—	$4,766	$167,382
Net income	—	—	14,945	—	—	14,945
Comprehensive income, net:
Change in unrealized gain (loss)on securities available for sale, net of tax	—	—	—	—	(1,000)	(1,000)
Total comprehensive income						13,945
Dividends paid to shareholders	—	—	(3,399)	—	—	(3,399)
Issuance of 63,878 shares of common stock	64	1,130	—	—	—	1,194
Issuance of 43,900 shares of incentive common stock	44	706	—	(750)	—	—
Amortization of unearned compensation	—	—	—	159	—	159
Stock options exercised	177	1,911	—	—	—	2,088
Tax savings on options exercised	—	808	—	—	—	808
Balance at September 30, 2003	$22,834	$78,897	$77,271	$(591)	$3,766	$182,177

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	$2,571	$235,452
Net income	—	—	24,168	—	—	24,168
Comprehensive income, net:
Change in unrealized gain (loss)on securities available for sale, net of tax	—	—	—	—	(2,068)	(2,068)

Total comprehensive income						22,100
Dividends paid to shareholders	—	—	(4,797)	—	—	(4,797)
Issuance of 2,196,003 shares of common stock	2,196	50,500	—	—	—	52,696
Issuance of 49,850 shares of incentive common stock	50	1,268	—	(1,318)	—	—
Amortization of unearned compensation	—	—	—	1,287	—	1,287
Stock options exercised	154	1,558	—	—	—	1,712
Tax savings on options exercised	—	1,077	—	—	—	1,077
Balance at September 30, 2004	$27,567	$184,230	$102,377	$(5,150)	$503	$309,527

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$24,168	$14,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,833	2,808
Amortization of investment and loan fees	(694)	(5,047)
Gain on sale of loans, net	(946)	(2,703)
Gain on sale of investment securities, net	(373)	(1,915)
Provision for loan losses	3,156	2,335
Distributed loss/(earnings) of partnership investments	66	(9)
Common shares issued as compensation	249	113
Loans originated for sale	(165,917)	(118,293)
Proceeds from sale of loans held for sale	165,368	143,443
Net increase in fees receivable	(2,774)	(3,460)
Net increase in accrued interest receivable	(1,329)	(1,007)
Net increase in other assets	(6,769)	(536)
Net increase (decrease) in accrued interest payable	532	(53)
Net increase in other liabilities	4,726	5,578
Net cash provided by operating activities	27,296	36,199
Cash flows from investing activities:
Net decrease in money market mutual fund	—	35,000
Investment securities available for sale:
Purchases	(356,139)	(306,067)
Sales	46,555	74,637
Maturities and principal payments	234,398	101,341
Purchase of investments-Rabbi Trust	(6,795)	—
Net increase in portfolio loans	(293,519)	(195,916)
Purchase of FHLB stock	(7,067)	(2,609)
Charge-offs, net of recoveries	(56)	(110)
Capital expenditures, net of sale proceeds	(6,020)	(2,711)
Cash paid for acquisitions, net of cash acquired	(50,599)	—
Net cash used by investing activities	(439,242)	(296,435)
Cash flows from financing activities:
Net increase in deposits	352,126	218,292
Net decrease in repurchase agreements	(5,500)	(17,193)
Proceeds from borrowings under line of credit	26,000	—
Repayments of borrowings under line of credit	(5,000)	—
Proceeds from FHLB borrowings	62,551	55,406
Repayments of FHLB borrowings	(5,633)	(2,361)
Dividends paid to stockholders	(4,797)	(3,399)
Proceeds from issuance of common stock	18,243	3,977
Net cash provided by financing activities	437,990	254,722
Net increase (decrease) in cash and cash equivalents	26,044	(5,514)
Cash and cash equivalents at beginning of year	$93,488	97,529
Cash and cash equivalents at end of period	$119,532	$92,015
Supplementary disclosures of cash flow information
Cash paid for interest	$21,349	$12,601
Cash paid for income taxes	22,828	9,507
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(2,068)	(1,000)
Non - Cash Transactions
Equity issued for purchase of BOS	1,529	—
Equity issued for purchase of FSB	24,384	—
Equity issued for purchase of DGHM	9,698	—

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”), a California state banking corporation, and First State Bank of California (“FSB”), a California state banking corporation; Westfield Capital Management Company, LLC (“Westfield”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), registered investment advisers; and RINET Company, LLC (“RINET”), a financial planning firm and a registered investment adviser. Boston Private Bank’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation, and Boston Private Preferred Capital Corporation. In addition, the Company holds a 27% minority interest in Coldstream Holdings, Inc. (“Coldstream Holdings”) and a 30% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, Washington. BOS is a financial planning and investment management firm located in San Francisco, CA. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FSB, (together the “Banks”), Westfield, Sand Hill, BPVI, RINET, and DGHM. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results of operation. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

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

The Company’s significant accounting policies are described in Note 3 of the Notes to the Consolidated Financial Statements in its Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

Incentive Plans

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 in accounting for stock options, which measures compensation cost for stock based compensation plans as the excess of the fair market value of the Company’s stock at the grant date above the exercise price of the options granted, if any. This generally does not result in any compensation charged to earnings. Below, the Company discloses, according to the assumptions specified by Statement of Financial Accounting Standards (“SFAS”) No. 123, pro forma net income and earnings per share as if compensation were measured at the date of grant based on the fair value of the award and recognized over the service period.

	Three Months Ending September 30,		Nine Months Ending September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income:
As reported	$8,780	$6,382	$24,168	$14,945
Stock-based employee and director compensation expense, net of related tax effects	(655)	(584)	(1,952)	(1,824)
Pro forma	$8,125	$5,798	$22,216	$13,121

Basic earnings per share:
As reported	$0.32	$0.28	$0.87	$0.66
Pro forma	$0.30	$0.25	$0.80	$0.58
Diluted earnings per share:
As reported	$0.31	$0.27	$0.84	$0.64
Pro forma	$0.28	$0.24	$0.77	$0.56

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

In the following tables, the numerators and denominators of basic and diluted earnings per share computations are reconciled:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS
Net Income	$8,780	27,390	$0.32	$6,382	22,767	$0.28
Effect of Dilutive Securities
Stock Options	—	1,054	(0.01)	—	1,076	(0.01)
Forward Agreement	—	78	—	—	—	—
Diluted EPS
Net Income	$8,780	28,522	$0.31	$6,382	23,843	$0.27

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share amounts)

Basic EPS
Net Income	$24,168	27,628	$0.87	$14,945	22,682	$0.66
Effect of Dilutive Securities
Stock Options	—	1,143	(0.03)	—	821	(0.02)
Forward Agreement	—	81	—	—	—	—
Diluted EPS
Net Income	$24,168	28,852	$0.84	$14,945	23,503	$0.64

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

Description of Business Segments

Boston Private Bank pursues a “private banking” business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of basic deposit services, including checking, savings accounts, and money market with automated teller machine (ATM) access, and cash management services through sweep accounts and repurchase agreements as well as Internet banking. Boston Private Bank also offers commercial, residential mortgage, home equity and consumer loans. In addition, it provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank specializes in separately managed mid to large cap equity and fixed income portfolios.

Borel serves the financial needs of individuals, their families and their businesses in Northern California. Borel conducts a commercial banking business which includes accepting checking, savings, money market, and certificate of deposits and making commercial, real estate, mortgage, and consumer loans. Borel offers various savings plans, provides safe deposit boxes, Internet banking, and ATM’s, as well as other customary banking services and facilities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including management, advisory and administrative services to individuals.

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

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003.

At and for the three months ended

September 30, 2004

Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	DGHM	Total Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$17	$3	$2	$1	$——	$23
Non-Interest Income	10,617	1,966	1,553	1,507	5,977	21,620
Total Revenues	$10,634	$1,969	$1,555	$1,508	$5,977	$21,643
Non-Interest Expense and Minority Interest	6,165	1,622	1,431	1,195	4,653	15,066
Income Taxes	1,869	145	50	152	535	2,751
Segment Profit	$2,600	$202	$74	$161	$789	$3,826
Segment Assets	$26,524	$3,968	$16,385	$4,721	$104,485	$156,083

Income Statement Data:	Boston Private Bank	Borel	FSB	Total Banks	BPFH	Inter-Segment	Consolidated Total

Revenue
Net Interest Income	$13,066	$7,403	$2,573	$23,042	$(59)	$3	$23,009
Non-Interest Income	3,815	950	378	5,143	229	(117)	26,875
Total Revenues	$16,881	$8,353	$2,951	$28,185	$170	$(114)	$49,884
Provision for Loan Loss	650	400	80	1,130	—	—	1,130
Non-Interest Expense and Minority Interest	10,830	4,272	1,559	16,661	3,561	(114)	35,174
Income Taxes	1,343	1,503	552	3,398	(1,349)	—	4,800
Segment Profit	$4,058	$2,178	$760	$6,996	$(2,042)	$—	$8,780
Segment Assets	$1,804,218	$718,733	$222,603	$2,745,554	$17,340	$(15,045)	$2,903,932

At and for the three months ended

September 30, 2003

Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	Total Registered Investment Advisers
	(In thousands)
Revenue
Net Interest Income	$13	$—	$(2)	$1	$12
Non-Interest Income	7,682	1,791	1,016	1,279	11,768
Total Revenues	$7,695	$1,791	$1,014	$1,280	$11,780
Non-Interest Expense	4,731	1,434	609	1,048	7,822
Income Taxes	1,240	149	170	95	1,654
Segment Profit	$1,724	$208	$235	$137	$2,304
Segment Assets	$16,060	$3,290	$15,696	$4,678	$39,724

Income Statement Data:	Boston Private Bank	Borel	Total Banks	BPFH	Inter-Segment	Consolidated Total

Revenue
Net Interest Income	$11,450	$5,386	$16,836	$39	$4	$16,891
Non-Interest Income	4,735	1,079	5,814	17	(127)	17,472
Total Revenues	$16,185	$6,465	$22,650	$56	$(123)	$34,363
Provision for Loan Loss	566	220	786	——	——	786
Non-Interest Expense	10,891	3,372	14,263	2,222	(123)	24,184
Income Taxes	1,341	1,036	2,377	(1,020)	——	3,011
Segment Profit	$3,387	$1,837	$5,224	$(1,146)	——	$6,382
Segment Assets	$1,524,087	$537,213	$2,061,300	$15,204	$(18,709)	$2,097,519

At and for the nine months ended

September 30, 2004

Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	DGHM	Total Registered Investment Advisers
	(In thousands)

Revenue
Net Interest Income	$35	$6	$(1)	$7	$—	$47
Non-Interest Income	32,094	5,892	4,436	4,461	15,544	62,427
Total Revenues	$32,129	$5,898	$4,435	$4,468	$15,544	$62,474
Non-Interest Expense and Minority Interest	18,840	5,010	3,981	3,709	12,005	43,545
Income Taxes	5,558	372	183	335	1,486	7,934
Segment Profit	$7,731	$516	$271	$424	$2,053	$10,995
Segment Assets	$26,524	$3,968	$16,385	$4,721	$104,485	$156,083

Income Statement Data:	Boston Private Bank	Borel	FSB	Total Banks	BPFH	Inter-Segment	Total

Revenue
Net Interest Income	$36,693	$20,427	$6,031	$63,151	$(95)	$10	$63,113
Non-Interest Income	11,100	2,998	990	15,088	566	(321)	77,760
Total Revenues	$47,793	$23,425	$7,021	$78,239	$471	$(311)	$140,873
Provision for Loan Loss	1,750	1,200	206	3,156	—	—	3,156
Non-Interest Expense and Minority Interest	31,210	12,179	3,590	46,979	10,375	(311)	100,588
Income Taxes	3,545	4,060	1,356	8,961	(3,934)	—	12,961
Segment Profit	$11,288	$5,986	$1,869	$19,143	$(5,970)	$—	$24,168
Segment Assets	$1,804,218	$718,733	$222,603	$2,745,554	$17,340	$(15,045)	$2,903,932

At and for the nine months ended

September 30, 2003

Income Statement Data:	Westfield	RINET	Sand Hill	BPVI	Total Registered Investment Advisers
	(In thousands)

Revenue
Net Interest Income	$33	$—	$(4)	$3	$32
Non-Interest Income	19,193	5,012	2,867	3,270	30,342
Total Revenues	$19,226	$5,012	$2,863	$3,273	$30,374
Non-Interest Expense	12,193	4,169	2,728	2,742	21,832
Income Taxes	2,942	352	56	219	3,569
Segment Profit	$4,091	$491	$79	$312	$4,973
Segment Assets	$16,060	$3,290	$15,696	$4,678	$39,724

Income Statement Data:	Boston Private Bank	Borel	Total Banks	BPFH	Inter-Segment	Total

Revenue
Net Interest Income	$34,238	$15,805	$50,043	$121	$13	$50,209
Non-Interest Income	13,759	3,432	17,191	45	(155)	47,423
Total Revenues	47,997	19,237	67,234	166	(142)	97,632
Provision for Loan Loss	1,575	760	2,335	—	—	2,335
Non-Interest Expense	30,068	10,095	40,163	9,098	(142)	70,951
Income Taxes	6,487	2,972	9,459	(3,627)	—	9,401
Segment Profit	$9,867	$5,410	$15,277	$(5,305)	$—	$14,945
Segment Assets	$1,524,087	$537,213	$2,061,300	$15,204	$(18,709)	$2,097,519

Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in Bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers. The segment profit for both DGHM and FSB only includes results from the date of acquisition.

(4) Acquisitions

On February 5, 2004, the Company completed its acquisition of a 20% interest in BOS, a financial planning and investment management firm located in San Francisco, CA. On August 11, 2004 the Company made an additional investment of 10% in BOS, for a total interest of 30% as of September 30, 2004. This investment is accounted for using the equity method.

On February 6, 2004, the Company completed its acquisition of an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. The acquisition represents a continuation of the Company’s strategy and will provide a foundation for growing its asset management business in the New York Metro region. The purchase price was approximately $97.0 million, with approximately 86% payable in cash. The results of operations of DGHM are included in the earnings of the Company as of the acquisition date. Goodwill of $56.9 million and intangible assets of $39.4 million have been recognized with this acquisition. However, the amount recorded for goodwill is an estimate as it is based on the estimated deferred payments to be made which are contingent upon the future operating results of DGHM.

Intangible assets of $38.3 million were recorded for advisory contracts and intangible assets of $1.1 million were recorded for non-competition agreements. The DGHM advisory contracts are being amortized using the constant attrition method. Approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight line method. The non-competition agreements are being amortized on a straight-line basis over a seven-year life. Amortization of both the intangibles and the goodwill is expected to be deductible for tax purposes.

The following table sets forth the Company’s results of operations on a pro forma basis as if the acquisition of DGHM had occurred at the beginning of the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Dollars in thousands)
Total revenues	$49,884	$39,454	$143,338	$111,351
Provision for loan loss	1,130	786	3,156	2,335
Total expenses and minority interest	35,174	28,399	102,444	82,797
Income before taxes	13,580	10,269	37,738	26,219
Income tax expense	4,800	3,390	13,224	10,210
Net Income	$8,780	$6,879	$24,514	$16,009
Basic earnings per share	$0.32	$0.27	$0.89	$0.64
Diluted earnings per share	$0.31	$0.26	$0.85	$0.62

On February 17, 2004, the Company completed its acquisition of First State Bancorp, the holding company of FSB, a commercial bank situated in Los Angeles County. Founded in 1983, First State Bank of California is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, CA. In the transaction, the Company acquired 100% of First State Bancorp’s common stock for a combination of 15% cash and 85% stock with an aggregate transaction value of $27.5 million. Intangible assets of $4.1 million were recorded for core deposit intangibles. The core deposit intangibles are being amortized on a straight-line basis over their estimated life of fifteen years.

(5) Goodwill and Intangible Assets

An analysis of the activity in intangible assets and goodwill is presented below:

Intangibles	Balance at December 31, 2003	Acquisitions, additions, and reclasses	Amortization	Balance at September 30, 2004
	(in thousands)
Boston Private Bank—Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(78)	896
BPVI Advisory Contracts	2,116	—	(179)	1,937
DGHM Advisory Contracts	—	38,300	(2,737)	35,563
DGHM Non-Compete Agreements	—	1,130	(106)	1,024
FSB Core Deposit Intangibles	—	4,100	(172)	3,928
Total	$3,137	$43,488	$(3,277)	$43,348

Intangibles	Balance at December 31, 2002	Acquisitions and additions	Amortization	Balance at September 30, 2003

Boston Private Bank-Other Intangibles	$141	$—	$(14)	$127
BPVI Advisory Contracts	1,324	988	(137)	2,175
Sand Hill Advisory Contracts	—	756	—	756
Total	$1,465	$1,744	$(151)	$3,058

Goodwill	Balance at December 31, 2003	Acquisitions, additions, reclasses, and adjustments	Balance at September 30, 2004

Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	32	13,593
BPVI	1,334	(134)	1,200
DGHM	—	56,937	56,937
FSB	—	13,745	13,745
Total	$17,181	$70,697	$87,878

The intangible values of investment advisory contracts are being amortized over their estimated useful life of ten years on the straight-line method except for the DGHM advisory contracts, which are being amortized on the constant attrition method. Under the constant attrition method, approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight year life using the straight-line method.

The annual amortization expense for the intangibles above are estimated to be $4,519,000 for 2004, $4,569,000, $4,151,000, $3,780,000 and $3,449,000 per year for an aggregate of $20,468,000 over the next five years. Amortization of all goodwill, other than that related to FSB, is expected to be deductible for tax purposes.

(6) Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board, (“FASB”), issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003 and FIN46 R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve, in May 2004, requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. Under the proposed rule, after a three-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. Comments on the proposed rule were due July 11, 2004. There can be no assurance that the Federal Reserve will continue to consider junior subordinated debentures as Tier 1 capital for regulatory purposes. As of September 30, 2004, if the Company’s $6 million in junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would still exceed the regulatory required capital adequacy minimums. If junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would be permitted to redeem the securities without penalty. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, earnings per share or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partner interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the Securities and Exchange Commission (SEC) staff recently provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ending June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At September 30, 2004, the investment partnerships, for which the Company holds a general partner interest and acts as the asset manager, have $533.6 million of assets, $110.9 million of liabilities, and $419.4 million of limited partnership interests. The

Company’s equity interest in the investment partnerships was $500,000 at September 30, 2004, and $220,000 at December 31, 2003.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share”, affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Forward Agreement is described in Note 24 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10K for the year ended December 31, 2003. While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it does require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company’s reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this interpretation on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of earnings per share as it relates to the Forward Agreement.

In December 2003, the AICPA issued Statement of Position, No. 03-3 “Accounting for Certain Loans or Debt Securities in a Transfer” (“SOP 03-3”). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of the undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans, except for non-impaired loans acquired in a business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position of results of operations.

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF, Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in fair value caused by increases in interest rates. We do not expect the final issuance of Staff Position No. EITF Issue 03-1-a to have a material impact on our financial condition or results of operations.

(7) Subsequent Events

On October 1, 2004, the Company through its subsidiary, FSB, completed its acquisition of Encino State Bank (Encino) a $189 million asset commercial bank located in Southern California. Founded in 1997, Encino has offices in Santa Monica, Westlake Village, and Encino, California. Upon consummation of the acquisition, Encino was merged into FSB with FSB as the surviving entity. In the acquisition, the Company acquired 100% of Encino’s common stock for an aggregate transaction value of approximately $33.1 million.

On October 4, 2004, the Company signed a definitive agreement to acquire an 81% interest in the business of KLS Professional Advisors Group, Inc. (KLS). Located in New York City, KLS is a wealth management firm with approximately $2.7 billion of client assets under supervision. The firm specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. The transaction’s initial purchase price is expected to be approximately $30 million, with approximately 90% payable in cash, and the remaining paid in the Company’s common stock. The transaction is expected to close in the fourth quarter of 2004, and is subject to several conditions, including federal and state regulatory approvals. KLS has an option to put and the Company has an option to call, at fair market value, the remaining 19% in 2009 and 2010, respectively.

On October 12, 2004, Boston Private Capital Trust I, a Delaware statutory trust (the “Trust”), issued $75 million of convertible trust preferred securities with a distribution rate of 4.875% and a liquidition amount of $50.00 per security under the terms of an Amended and Restated Declaration of Trust dated October 12, 2004. The trust preferred securities are guaranteed by the Company on a subordinated basis pursuant to a Guarantee Agreement dated October 12, 2004. Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of the Trust. The Company owns all of the Trust’s common securities.  The Trust’s only assets are junior subordinated convertible debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities. The Company’s junior subordinated convertible debentures were issued pursuant to an Indenture dated as of October 12, 2004. The initial conversion ratio is 1.5151 shares of the Company’s common stock for each trust preferred security, subject to adjustment. On November 1, 2004 an additional $30 million of convertible trust preferred securities were issued to the initial purchasers upon their option to purchase additional securities. In addition, on October 12, 2004 the Company repaid $21 million borrowed in September 2004 under its line of credit.

On November 1, 2004 the Company amended the terms of its Forward Agreement with an affiliate of Merrill Lynch & Co. to extend the termination date from December 2004 to December 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2004

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading “Risk Factors and Factors Affecting Forward-Looking Statements.” These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statements.

Executive Summary

The Company is a wealth management company providing private banking, financial planning and investment management services to the high net worth marketplace, selected businesses and non-profits, while leveraging its reputation for and commitment to delivering exceptional client service.

The Company is a registered bank holding company and as of September 30, 2004, it had eight majority-owned or wholly-owned operating subsidiaries: Boston Private Bank, Borel, FSB, WCM, DGHM, RINET, Sand Hill, and BPVI. In addition, the Company holds a minority interest in BOS and Coldstream Holdings. A description of each subsidiary is provided in Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company managed approximately $15.1 billion in client investment assets and had balance sheet assets of approximately $2.9 billion as of September 30, 2004.

Our strategy is to build a national enterprise in demographically attractive regions in the United States. In each region we form “clusters” of independent affiliates representing our core competencies. While each affiliate remains a separate profit center, we seek product and client synergies within each regional cluster and across the enterprise. Some of our products are sold nationwide-particularly to the institutional markets; but our major strategic differentiation in the high net worth marketplace is our “small platform” service delivery concept within each regional cluster.  In the next five to seven years we expect to have a significant presence in the top twelve wealth regions of the United States. We maintain a strong commitment to high ethical standards and corporate citizenship to create value for clients and our shareholders.

The Company seeks to create shareholder value by providing a full complement of wealth management services through affiliated companies that are diversified geographically, by investment management style and by loan and deposit products. During the third quarter of 2004, through organic business growth, and acquisitions, the Company achieved net revenue of $49.9 million, a 45.2% increase over net revenue of $34.4 million for the same period in 2003. Total operating expenses were $34.8 million for the third quarter of 2004, a 43.9% increase over total operating expenses of $24.2 million for the same period in 2003. The Company achieved net income for the third quarter of 2004 of $8.8 million, or $0.31 per diluted share. Net income for the third quarter of 2003 was $6.4 million, or $0.27 per diluted share.

The Company continues to invest in its infrastructure. Over the last 15 months we significantly increased staff and system resources committed to risk management, and Sarbanes Oxley compliance. Management believes that these resources are aligned to support our future growth and the increasing complexity of our Company.

Management tracks net interest income, net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business. During the third quarter the Company realized 46.1% of its revenues from net interest income generated from its subsidiary banks.

Net interest margin increased 15 basis points to 3.68% for the third quarter of 2004, up from 3.53% for the third quarter of 2003 and increased 28 basis points from 3.40% for the second quarter of 2004. The increase in net interest margin from the second quarter of 2004 was primarily due to increases in the prime rate and a shift from lower yielding liquid investments to higher yielding loans. Management estimates that the increase in net interest margins compared to the third quarter of 2003 increased net interest income by $0.2 million while our acquisition of FSB and organic growth increased net interest income by $5.9 million. Excluding the acquisition of FSB, net interest income would have increased $3.5 million as a result of a $3.7 million increase from organic growth, offset by $0.2 million due to decreased net interest margins.

For the third quarter of 2004, the Company’s net interest income on a fully taxable equivalent basis increased 36.6% to $24.1 million, compared to $17.6 million during the same period in 2003. This was accomplished through organic growth of our balance sheet, increased net interest margins, and by our acquisition of FSB which has contributed $6.0 million of net interest income since the date of acquisition.

Management is preparing for expected additional increases in interest rates by increasing the percentage of variable rate loans, by shortening maturities on certain of its assets and extending liabilities where possible. Although short-term interest rates have risen recently, management has been able to increase net interest margins from the increase in yields of variable interest bearing assets and by delaying increases in interest bearing deposit liabilities. Interest rates on interest bearing liabilities may reprice more quickly than interest rates on interest earning assets in the short-term. Accordingly, absent other changes, increases in interest rates may reduce net interest income in the short term, even though rising interest rates are expected to increase net interest income over time. Management expects to continue to focus its attention and resources on organic growth in loans and deposits which should position us well for the future.

Net income for the nine months ended September 30, 2003 was reduced by $1.4 million or $0.06 per share for a retroactive REIT tax adjustment and by $1.5 million or $0.07 per share for the costs of abandoning a lease in California. These adjustments are explained in more detail under “Results of Operations for the Nine Months Ended September 30, 2004” below.

Net income and adjusted earnings for the quarters ended September 30, 2004 and 2003 includes amortization of intangibles, net of tax of $597,000 and $37,000, respectively. In addition, the Company realized a cash benefit of tax deductions from purchased intangibles for the quarters ended September 30, 2004 and 2003 of $821,000 and $140,000, respectively. The effect of these two items on diluted earnings per share was $0.05 and $0.01 for the quarters ended September 30, 2004 and 2003, respectively. Net income and adjusted earnings for the nine months ended September 30, 2004 and 2003 includes amortization of intangibles, net of tax of $1.6 million and $88,000, respectively. In addition, the Company realized a cash benefit of tax deductions from purchased intangibles for the nine months ended September 30, 2004 and 2003 of $2.4 million and $402,000, respectively. The effect of these two items on diluted earnings per share was $0.14 and $0.02 for the nine months ended September 30, 2004 and 2003, respectively. The Company provides this information to permit investors to better understand the performance of the business and to more effectively compare the Company with similar companies that have not made acquisitions.

The Company’s assets under management (“AUM”) reached $15.1 billion, up 60.7% over the same period in 2003 as a result of net new sales, market appreciation, and acquisitions. New asset management sales for the third quarter of 2004 were $149 million and market depreciation decreased the values by $378 million for the quarter. The total increase in AUM caused investment management fee income to increase 78.5% to $23.2 million for the third quarter 2004 over the same period in 2003.

The Company also derives revenues from financial planning fees and other income. Financial planning fees of $2.0 million represented an increase of 9.2%, for the third quarter of 2004 over the same period in 2003. Gains on the sale of investment securities were $162,000 for the third quarter of 2004 compared to $395,000 for the same period in 2003 and gains on the sale of loans decreased $867,000 to $252,000 in the third quarter of 2004.

The effective tax rate for the third quarter of 2004 was 35.3% and the related income tax expense was $4.8 million. The effective tax rate for the same period in 2003 was 32.1% and the related income tax expense was $3.0 million.

The return on average assets for the three months ended September 30, 2004 was 1.22%, the same as for the three months ended September 30, 2003. Average assets increased $778 million, or 37% from $2.1 billion to $2.9 billion from September 30, 2003 to September 30, 2004. The return on average assets increased 18 basis points to 1.18% for the nine months ended September 30, 2004, compared to 1.00% for the nine months ended September 30, 2003, which included the cost of the retroactive REIT tax adjustment and the lease abandonment costs.

Return on average equity was 11.59% for the quarter ended September 30, 2004, a decrease of 271 basis points from 14.30% at September 30, 2003. Return on average equity was 11.22% for the nine months ended September 30, 2004, a decrease of 31 basis points from 11.53% for the same period in 2003, which included the cost of the retroactive REIT tax adjustment and the lease abandonment costs. The decrease in return on equity was primarily due to equity issued for the FSB and DGHM acquisitions.

Under the Forward Agreement, as amended and restated, the Company may issue an additional 1.6 million shares of BPFH common stock on an as needed basis through December 2005. During the first quarter of 2004, the Company sold approximately 700,000 shares of common stock under the Forward Agreement adding approximately $15 million of new capital. The proceeds of this sale provided additional working capital and helped fund the Company’s acquisitions of BOS, DGHM, and FSB in February 2004. Management intends to use the proceeds of future sales to finance additional acquisitions and for working capital.

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

Critical Accounting Policies

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and the application of which could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses:  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment:  For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates are used to determine the amounts of goodwill and intangible assets to be recognized. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment testing, management must estimate the fair value of the business segments that have goodwill. Management performs a preliminary evaluation at least annually to determine if the possibility of a significant impairment charge for a business segment is more than remote. A discounted cash flow analysis is prepared for any business segment where management believes a more detailed review is appropriate. This detailed analysis is based on the projected receipt of future net cash flows discounted at a rate that reflects both the current return requirements of the market in general, and the risks inherent in the specific entity that is being valued. This analysis is reviewed with valuation consultants and compared to other valuations to confirm the results if deemed necessary.

Financial Condition

Total Assets Total assets increased $707.6 million, or 32.2%, to $2.9 billion at September 30, 2004 from $2.2 billion at December 31, 2003. This increase was primarily driven by the acquisitions of FSB and DGHM, loan and investment growth. The asset growth was funded by deposit growth, increased capital and additional FHLB borrowings.

Investments  Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, bank certificates of deposit, investment securities, mortgage-backed securities, and stock in the FHLB) increased $129.4 million or 25.8% to $630.7 million, or 21.7% of total assets, at September 30, 2004, from $501.4 million, or 22.8% of total assets, at December 31, 2003. Management periodically evaluates investment alternatives to properly manage the overall balance sheet. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and our liquidity.

The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2004 and December 31, 2003:

	Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(in thousands)

At September 30, 2004
U.S. Government and agencies	$173,511	$361	$(558)	$173,314
Corporate bonds	33,517	12	(203)	33,326
Municipal bonds	234,008	2,059	(584)	235,483
Mortgage-backed securities	49,744	21	(425)	49,340
Other investments.	1,250	17	—	1,267
Total investments	$492,030	$2,470	$(1,770)	$492,730

At December 31, 2003
U.S. Government and agencies	$179,869	$1,514	$(92)	$181,291
Corporate bonds	19,222	63	(137)	19,148
Municipal bonds	192,554	2,885	(130)	195,309
Mortgage-backed securities	795	3	—	798
Total investments	$392,440	$4,465	$(359)	$396,546

Loans Held for Sale Loans held for sale increased $1.3 million, or 26.7% during the first nine months of 2004 to $6.2 million from $4.9 million at December 31, 2003. This increase is primarily due to the acquisition of FSB and the timing of the loan sales.

Loans Total portfolio loans increased $436.3 million, or 27.1%, during the first nine months of 2004 to $2.0 billion, or 70.6% of total assets, at September 30, 2004, from $1.6 billion, or 73.4% of total assets, at December 31, 2003. This increase was primarily driven by growth in the commercial loans portfolio which increased $323.1 million, or 36.7%, due to the addition of $142.5 million of loans through the acquisition of FSB, as well as the high demand for financing in this low interest rate environment. Residential mortgage loans increased $110.4 million, or 17.0%, during the first nine months of 2004 as mortgage loan originations of approximately $225 million were partially offset by payoffs and principal paydowns.

Risk Elements At September 30, 2004 total non-performing assets, which consist of non-accrual loans and other real estate owned were $2.7 million or 0.09% of total assets. At December 31, 2003 they were $1.3 million, or 0.06% of total assets. This increase is primarily due to balance sheet growth and a temporary administrative issue with two Boston Private Bank loans which resulted in such loans being placed on non-accrual. These administrative issues were resolved in October. We continue to evaluate the underlying collateral and value of each of our non-performing assets and pursue the collection of all amounts due.

At September 30, 2004, loans with an aggregate balance of $2.3 million, or 0.11% of total loans, were 30 to 89 days past due, a decrease of $1.4 million or 37.5% as compared to $3.7 million, or 0.23% of total loans, as of December 31, 2003. Loans 90 days past due, and still accruing, were $571,000 at September 30, 2004. There were no loans 90 days past due and still accruing as of December 31, 2003. Although these loans are generally secured, our success in keeping these borrowers current varies from month to month, and it is uncertain whether available collateral would, in all cases, be adequate to cover the amounts owed.

We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if we believe that full principal and interest due on the loan is collectible.

Allowance for Loan Losses The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan’s principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying coverage percentages to groups of loans based on risk. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually or to classes of similar loans. Coverage percentages applied are determined based on industry practice and management’s judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except per share data)

Ending gross loans	$2,048,907	$1,498,664	$2,048,907	$1,498,664
Allowance for loan losses, beginning of period	24,211	18,488	20,172	17,050
Provision for loan losses	1,130	786	3,156	2,335
Charge-offs	(49)	—	(61)	(112)
Recoveries	5	1	5	2
Addition due to acquisition	—	—	2,025	—
Allowance for loan losses, end of period	$25,297	$19,275	$25,297	$19,275
Allowance for loan losses to ending gross loans	1.23%	1.29%	1.23%	1.29%

Goodwill Goodwill increased $70.7 million during the first nine months of 2004 to $87.9 million at September 30, 2004 from $17.2 million at December 31, 2003. This increase was primarily due to the acquisitions of DGHM and FSB.

Intangible Assets Intangible assets increased $40.2 million during the first nine months of 2004 to $43.3 million at September 30, 2004 from $3.1 million at December 31, 2003. This increase was primarily due to the acquisitions of DGHM and FSB.

Other Assets Other assets increased $20.0 million during the first nine months of 2004. The increase is primarily due to increases in mutual fund securities which are held within a Rabbi Trust to fund the Company’s deferred compensation plan liability, increases in deferred taxes, and investments in unconsolidated affiliates which are accounted for using the equity method of accounting.

Deposits We experienced an increase in total deposits of $522.1 million, or 31.5%, during the first nine months of 2004, to $2.2 billion, or 75.1% of total assets, at September 30, 2004, from $1.7 billion, or 75.5% of total assets, at December 31, 2003. This dollar increase was due to the acquisition of FSB and organic growth during the first nine months of 2004. The following table shows the composition of our deposits at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Balance	As a % of Total	Balance	As a % of Total

Demand deposits (non-interest bearing)	$373,096	17.1%	$287,154	17.3%
NOW	202,577	9.3%	207,324	12.5%
Savings	32,844	1.5%	26,146	1.6%
Money market	1,067,900	49.0%	887,791	53.5%
Certificates of deposit under $100,000	103,230	4.7%	75,707	4.6%
Certificates of deposit $100,000 or greater	400,874	18.4%	174,339	10.5%
Total	$2,180,521	100.0%	$1,658,461	100.0%

Borrowings Total borrowings (consisting of borrowings under line of credit, FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $78.6 million, or 29.8%, during the first nine months of 2004 to $342.2 million from $263.6 million at December 31, 2003. To better manage interest rate risk and to help protect our net interest margin, we utilize fixed rate FHLB borrowings to fund a portion of fixed rate assets.

Deferred Acquisition Obligations A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At September 30, 2004, cash, federal funds sold and other short term investments, money market investments, bank certificates of deposit, and securities available for sale amounted to $612.5 million, or 21.1% of total assets of the Company. This compares to $490.2 million, or 22.3% of total assets, at December 31, 2003.

Liquidity of the Company on an unconsolidated basis (the so-called “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $50 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Holding Company. The Holding Company is required to maintain various minimum capital and loan loss ratios in conjunction with the revolving credit agreement. On September 29, 2004, the minimum Tier 1 Capital requirement, for the line of credit loan covenant, was increased to $125 million. As of September 30, 2004, there was $29 million available for borrowing under this line of credit. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At September 30, 2004, the payable related to the consolidated deferred purchase obligations was approximately $24.5 million and $22.0 million of this was payable by the Holding Company. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred acquisition payments are typically spread out over three to five years and a prearranged portion of the payments are paid with BPFH common stock instead of cash.

On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Under the amended agreement, the Company will receive approximately $36 million in proceeds for the issuance of approximately 1.6 million shares of the Company’s common stock (unless the Company elects cash settlement), and settlement will take place on a settlement date or dates to be specified at the Company’s discretion up to and including December 31, 2005 at an initial forward price determined in accordance with the following schedule:

During Period (Dates are inclusive)	Initial Forward Price

From September 30, 2004 until January 16, 2005	$22.736
From January 17, 2005 until April 16, 2005	$22.666
From April 17, 2005 until July 16, 2005	$22.596
From July 17, 2005 until October 16, 2005	$22.526
From October 17, 2005 until December 31, 2005	$22.456

The initial forward price will be subject to increases based on a floating interest factor equal to the federal funds rate, less a spread. Except under limited circumstances, the Company has the right to elect cash or net stock settlement.

We believe that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company’s non-bank subsidiaries are well capitalized, and the Company’ bank subsidiaries, in addition to being well capitalized, have access to borrowings from the Federal Reserve Banks and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In addition, FSB has lines of credit with correspondent banks totaling $9.8 million at September 30, 2004.

Capital Resources Our stockholders’ equity at September 30, 2004, was $309.5 million, or 10.7% of total assets, compared to $235.5 million, or 10.7% of total assets at December 31, 2003. This increase resulted primarily from our net income for the first nine months of 2004 of $24.2 million, combined with proceeds from the issuance of additional equity of $52.7 million, and the proceeds from the exercise of stock options, which was offset by the change in accumulated other comprehensive income and by dividends paid to shareholders.

The Company is subject to various regulatory capital requirements established by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial condition and results of operation. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, and FSB each must meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank’s, Borel’s, and FSB’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

The decrease in the Company’s capital ratios at September 30, 2004, as compared to the year ended December 31, 2003, was primarily the result of an increase in intangible assets following the February 2004 acquisitions of BOS, DGHM, and FSB. In addition, the capital ratios at December 31, 2003 were increased as 2.1 million shares of common stock were issued in December 2003 in anticipation of these acquisitions. The Company anticipates some variability in its capital ratios during the year due to changing working capital needs and the effects of additional capital that may be issued pursuant to the Forward Agreement. Also, the Company expects capital ratios to increase at December 31, 2004 due to the trust preferred securities which were issued in October 2004.

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2004 and December 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2004:
Total risk-based capital
Company	$208,788	10.44%	$159,922	> 8.0%	$199,902	> 10.0%
Boston Private Bank	126,536	10.99	92,080	8.0	115,100	10.0
Borel	64,350	10.29	50,053	8.0	62,566	10.0
FSB	24,113	13.96	13,821	8.0	17,276	10.0
Tier I risk-based
Company	183,796	9.19	79,961	4.0	119,941	6.0
Boston Private Bank	112,132	9.74	46,040	4.0	69,060	6.0
Borel	56,931	9.10	25,026	4.0	37,539	6.0
FSB	21,953	12.71	6,910	4.0	10,366	6.0
Tier I leverage capital
Company	183,796	6.72	109,469	4.0	136,836	5.0
Boston Private Bank	112,132	6.25	71,708	4.0	89,636	5.0
Borel	56,931	8.29	27,458	4.0	34,323	5.0
FSB	21,953	10.76	8,160	4.0	10,200	5.0

As of December 31, 2003:
Total risk-based capital
Company	$231,799	15.07%	$123,047	> 8.0%	$153,809	> 10.0%
Boston Private Bank	112,914	11.28	80,072	8.0	100,090	10.0
Borel	51,834	10.26	40,398	8.0	50,497	10.0
Tier I risk-based
Company	212,562	13.82	61,523	4.0	92,285	6.0
Boston Private Bank	100,385	10.03	40,036	4.0	60,054	6.0
Borel	45,599	9.03	20,199	4.0	30,298	6.0
Tier I leverage capital
Company	212,562	9.66	88,059	4.0	110,073	5.0
Boston Private Bank	100,385	6.60	60,822	4.0	76,027	5.0
Borel	45,599	8.08	22,564	4.0	28,208	5.0

Results of Operations for the Three Months Ended September 30, 2004

Net Income The Company recorded net income of $8.8 million, or $0.31 per diluted share for the quarter ended September 30, 2004 compared to net income of $6.4 million, or $0.27 per diluted share, for the quarter ended September 30, 2003.

Net Interest Income For the quarter ended September 30, 2004, net interest income was $23.0 million, an increase of $6.1 million, or 36.2%, over the same period in 2003. This increase was due to increases in average balances of both interest earning assets and liabilities and by an increase in the average rate of interest earning assets and a decrease in interest bearing liabilities. The Company’s net interest margin was 3.68% for the third quarter of 2004, an increase of 15 basis points compared to the same period last year.

The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the three-month period ended September 30, 2004 and September 30, 2003.

	September 30, 2004			September 30, 2003
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate

Earning assets:
Cash and investments	$578,465	$4,425	3.05%	$508,703	$3,636	2.84%
Loans(2)
Commercial	1,166,834	17,437	5.89%	769,573	11,271	5.77%
Residential mortgage	761,051	8,904	4.72%	623,344	7,743	4.97%
Home equity and other consumer	81,369	1,056	5.13%	77,394	1,018	5.23%
Total loans	2,009,254	27,397	5.40%	1,470,311	20,032	5.40%
Total earning assets	2,587,719	31,822	4.87%	1,979,014	23,668	4.74%

Interest bearing liabilities:
Deposits	$1,762,832	$4,868	1.10%	$1,342,867	$3,628	1.07%
Borrowed funds	334,557	2,889	3.43%	260,639	2,420	3.71%
Total interest-bearing liabilities	2,097,389	7,757	1.47%	1,603,506	6,048	1.50%

Interest rate spread			3.40%			3.24%
Net interest margin			3.68%			3.53%

(1)     Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal          statutory rate. These adjustments were $1.1 million and $729,000 for 2004 and 2003, respectively.

(2)     Includes loans held for sale.

Interest Income During the third quarter of 2004, interest income, on a fully taxable-equivalent basis, was $31.8 million, an increase of $8.2 million or 34.5%, compared to $23.7 million for the same period in 2003. Interest income on commercial loans increased 54.7% to $17.4 million for the quarter ended September 30, 2004, compared to $11.3 million for the same period in 2003. Interest income from residential mortgage loans increased 15.0% to $8.9 million for the third quarter of 2004, compared to $7.7 million for the same period in 2003, and interest on home equity and other loans increased 3.7% to $1.1 million for the third quarter of 2004, compared to $1.0 million, for the same period in 2003. The average balance of commercial loans increased 51.6% and the average rate increased 2.1%, or 12 basis points, to 5.89% for the quarter ended September 30, 2004. The average balance of residential mortgage loans increased 22.1%, and the average rate decreased 5.0%, or 25 basis points, to 4.72% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates, as well as payoffs and paydowns of loans. The average balance of home equity and other loans increased 5.1% and the average rate decreased 1.9% or 10 basis points to 5.13% for the quarter ended September 30, 2004.

Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $789,000, or 21.7%, to $4.4 million for the quarter ended September 30, 2004, compared to $3.6 million for the same period in 2003. This increase was primarily attributable to an increase in the average balance of $69.8 million, or 13.7% for the quarter ended September 30, 2004 and by an increase in the average rate earned of 21 basis points or 7.4%.

Interest Expense During the third quarter of 2004, interest expense was $7.8 million, an increase of $1.7 million or 28.3%, compared to $6.0 million for the same period in 2003. This increase in the Company’s interest expense was the result of an increase in the average balance of interest bearing liabilities due to the acquisition of FSB and deposit growth and was partially offset by a decrease in the average cost of interest-bearing liabilities of three basis points, or 2.0%, to 1.47% for the quarter ended September 30, 2004.

Provision for Loan Losses The provision for loan losses was $1.1 million for the quarter ended September 30, 2004, compared to $786,000 for the same period in 2003. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see the discussion under “Financial Condition—Allowance for Loan Losses.” Charge-offs, net of recoveries, were $44,000 during the third quarter of 2004. Recoveries were $1,000 for the same period in 2003.

Fees and Other Income Fees and other income increased $9.4 million, or 53.8%, to $26.9 million for the three-month period ending September 30, 2004, compared to $17.5 million for the same period in 2003. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $10.2 million, or 78.5%, to $23.2 million for the third quarter of 2004, compared to $13.0 million for the same period in 2003. This increase is attributable to acquisitions, growth, and market appreciation.

Financial planning fees increased $168,000, or 9.2%, to $2.0 million for the third quarter of 2004, as compared to $1.8 million for the same period in 2003.

Gain on sale of investments were $162,000 for the third quarter of 2004 compared to $395,000 for the third quarter of 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks’ balance sheets. Gain on sale of loans decreased $867,000 to $252,000 for the third quarter of 2004 compared to $1.1 million for the third quarter of 2003. The Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk.

Operating Expense Total operating expenses for the third quarter of 2004 were $34.8 million compared to $24.2 million for the same period in 2003, an increase of $10.6 million, or a 43.9% increase. This increase was attributable to our continued growth, acquisitions, and compliance costs. Total balance sheet assets increased 38.4% from September 30, 2003 to September 30, 2004.

Salaries and benefits, the largest component of operating expense, increased $7.0 million, or 43.4%, to $23.0 million for the quarter ended September 30, 2004, from $16.0 million for the same period in 2003. This increase was due to variable compensation costs, an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense was $4.0 million for the third quarter of 2004 compared to $3.4 million for the same period last year. Occupancy and equipment expenses increased $576,000, or a 16.8% increase over the third quarter of 2003. The increase was primarily attributable to increased growth as a result of acquisitions and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $518,000, or 28.7%. This is a result of increased expenditures among a number of different professional services.

Marketing and business development increased $261,000 or 29.2% from the same period in 2003. This increase was due primarily to the acquisitions of DGHM and FSB and increased marketing efforts to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $335,000 from the third quarter in 2003. This increase was due primarily to continued investments in our data processing systems and the acquisition of FSB.

Amortization of intangibles was $1.2 million for the third quarter of 2004, an increase of $1.2 million from the third quarter of 2003. This increase is primarily attributable to the acquisition of DGHM and FSB.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $2.3 million in the third quarter of 2004 compared to $1.5 million for the same period in 2003.

Income Tax Expense The Company recorded income tax expense of $4.8 million for the third quarter of 2004 as compared to $3.0 million for the same period last year. The effective tax rate for the third quarter of 2004 increased to 35.3% from 32.1% for the third quarter of 2003 due to acquisitions and higher state taxes.

Results of Operations for the Nine Months Ended September 30, 2004

Net Income The Company recorded net income of $24.2 million, or $0.84 per diluted share, for the nine months ended September 30, 2004, compared to $14.9 million, or $0.64 per diluted share for the nine months ended September 30, 2003.

Prior Year REIT Tax Adjustment In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusett’s relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a “REIT”). The new legislation amends existing Massachusetts law to expressly disallow the deduction of dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with this agreement the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the nine months ended September 30, 2003.

Prior Year Lease Abandonment In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company’s lease agreement in Menlo Park, California. In connection with this agreement the Company recorded an expense, net of taxes of approximately $1.5 million or $0.07 per share for the nine months ending September 30, 2003.

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

	For the Nine Months ended September 30, 2003
	GAAP Earnings	Retroactive REIT Tax Adjustment	Lease Abandonment	Adjusted Earnings

Revenues	$97,632	$—	$—	$97,632
Provision for Loan Losses	2,335	—	—	2,335
Expenses	70,951	(244)	(2,375)	68,332
Pre-Tax Income	24,346	244	2,375	26,965
Income Tax Expense	9,401	(1,194)	831	9,038
Net Income	$14,945	$1,438	$1,544	$17,927

Diluted Earnings per share	$0.64	$0.06	$0.07	$0.77

Net Interest Income For the nine months ended September 30, 2004, net interest income was $63.1 million, an increase of $12.9 million, or 25.7%, over the same period in 2003. This increase was due to increases in average balances of both interest earning assets and interest bearing liabilities offset by decreases in the average rates of both interest earning assets and interest bearing liabilities. The Company’s net interest margin was 3.58% for the nine months ended September 30, 2004, a decrease of 9 basis points compared to the same period last year.

The following table sets forth the average balance and average rate for interest earning assets and interest bearing liabilities for the nine-month periods ended September 30, 2004 and September 30, 2003.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest Earned/ Paid (1)	Average Rate	Average Balance	Interest Earned/ Paid (1)	Average Rate

Earning assets:
Cash and investments	$614,953	$13,034	2.84%	$472,445	$10,332	2.91%
Loans (2)
Commercial	1,062,468	46,869	5.87%	740,905	33,683	6.02%
Residential mortgage	707,030	25,082	4.70%	587,879	23,310	5.28%
Home equity and other	79,381	3,037	5.02%	78,115	3,278	5.42%
Total loans	1,848,879	74,988	5.39%	1,406,899	60,271	5.69%
Total earning assets	2,463,832	88,022	4.76%	1,879,344	70,603	4.99%

Interest bearing liabilities:
Deposits	$1,680,717	$13,521	1.07%	$1,287,624	$11,919	1.23%
Borrowed funds	321,663	8,360	3.43%	242,848	6,676	3.70%
Total interest-bearing liabilities	2,002,380	21,881	1.45%	1,530,472	18,595	1.62%

Interest rate spread			3.31%			3.37%
Net interest margin			3.58%			3.67%

(1)          Interest income on non-taxable investments and loans is presented on a fully taxable-equivalent basis using the federal statutory rate. These adjustments were $3.0 million and $1.8 million for 2004 and 2003, respectively.

(2)          Includes loans held for sale.

Interest Income During the first nine months of 2004, interest income, on a fully taxable-equivalent basis, was $88.0 million, an increase of $17.4 million or 24.7%, compared to $70.6 million for the same period in 2003. Interest income on commercial loans increased 39.1% to $46.9 million for the nine months ended September 30, 2004, compared to $33.7 million for the same period in 2003. Interest income from residential mortgage loans increased 7.6% to $25.1 million for the nine months ended September 30, 2004, compared to $23.3 million for the same period in 2003, and interest on home equity and other loans decreased 7.4% to $3.0 million for the nine months ended September 30, 2004, compared to $3.3 million for the same period in 2003. The average balance of commercial loans increased 43.4% and the average rate decreased 2.5%, or 15 basis points, to 5.87% for the nine months ended September 30, 2004. The average balance of residential mortgage loans increased 20.3%, and the average rate decreased 11.0%, or 58 basis points, to 4.70% for the same period. The decline in the average rate is due to a high level of refinancing at lower interest rates, as well as payoffs and paydowns. The average balance of home equity and other loans increased 1.6% and the average rate decreased 7.4%, or 40 basis points, to 5.02%.

Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $2.7 million, or 26.2%, to $13.0 million for the nine months ended September 30, 2004, compared to $10.3 million for the same period in 2003. This increase was primarily attributable to an increase in the average balance of $142.5 million, or 30.2% for the nine months ended September 30, 2004 partially offset by a decrease in the average rate earned of 7 basis points, or 2.4%.

Interest Expense During the first nine months of 2004, interest expense was $21.9 million, an increase of $3.3 million, or 17.7%, compared to $18.6 million for the same period in 2003. This increase in the Company’s interest expense was the result of an increase in the average balance of interest bearing liabilities due to the acquisition of FSB and deposit growth partially offset by a decrease in the average cost of interest-bearing liabilities of 17 basis points, or 10.5%, to 1.45% for the nine months ended September 30, 2004.

Provision for Loan Losses The provision for loan losses was $3.2 million for the nine months ended September 30, 2004, compared to $2.3 million for the same period in 2003. These provisions reflect continued loan growth and a low level of non-performing assets. We evaluate several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under “Financial Condition—Allowance for Loan Losses.” Charge-offs, net of recoveries, were $56,000 during the first nine months of 2004 compared to $110,000 for the same period in 2003.

Fees and Other Income Fees and other income increased $30.3 million, or 64.0%, to $77.8 million for the nine-month period ending September 30, 2004, compared to $47.4 million for the same period in 2003. The majority of fee income was attributable to investment management and trust fees earned on assets under management. These fees increased $32.7 million, or 95.3%, to $66.9 million for the first nine months of 2004, compared to $34.2 million for the same period in 2003. This increase is attributable to acquisitions, growth, and market appreciation.

Financial planning fees increased $849,000, or 16.6%, to $6.0 million for the first nine months of 2004, as compared to $5.1 million for the same period in 2003.

Gain on sale of investment securities was $373,000 for the first nine months of 2004 compared to $1.9 million for the same period in 2003. The amount of security gains recorded in the portfolios are dependent on current market conditions and the status of the Banks’ balance sheets. Gain on sale of loans decreased $1.8 million to $946,000 for the first nine months of 2004 compared to $2.7 million for the same period in 2003. The Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk.

Operating Expense Total operating expenses for the first nine months of 2004 were $99.6 million compared to $71.0 million for the same period in 2003. Operating expenses increased $28.7 million, a 40.4% increase over the first nine months of 2003. This increase was attributable to our continued growth, acquisitions, and compliance costs. Total balance sheet assets increased 38.4% from September 30, 2003 to September 30, 2004.

Salaries and benefits, the largest component of operating expense, increased $21.6 million, or 47.6%, to $66.9 million for the first nine months of 2004, from $45.3 million for the same period in 2003. This increase was due to variable compensation costs, an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense was $11.2 million for the first nine months of 2004 compared to $12.4 million for the same period last year. Occupancy and equipment expenses decreased $1.2 million, or a 9.6% decrease over the first nine months of 2003. The decrease was primarily attributable to the leases at Ten Post Office Square in Boston being renegotiated during the first quarter of 2004, partially offset by increased growth as a result of acquisitions and expansion.

Professional services include legal fees, consulting fees, directors fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $1.3 million, or 34.0%. This is a result of increased compliance expenditures in a number of different categories of professional services.

Marketing and business development expense increased $1.1 million or 39.9% from the same period in 2003. This increase was primarily due to the acquisitions of DGHM and FSB and increased marketing efforts to continue to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $837,000 or 66.0% for the first nine months of 2004 as compared with the same period in 2003. This increase was due primarily to continued investments in our data processing systems and the acquisition of FSB.

Amortization of intangibles was $3.3 million for the first nine months of 2004, an increase of $3.1 million from the same period of 2003. This increase is primarily attributable to the acquisitions of DGHM and FSB.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses were $7.0 million for the first nine months of 2004 compared to $5.1 million for the same period in 2003.

Income Tax Expense The Company recorded income tax expense of $13.0 million for the first nine months of 2004 as compared to $9.4 million for the same period last year. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense for the first nine months of 2003 would have been $8.2 million. The effective tax rate for the first nine months of 2004 was 34.9% and 33.7% for the same period in 2003, excluding the charge for the retroactive tax increase. The effective rate for the first nine months of 2004 as compared to the first six months of 2003 has increased due to acquisitions and higher state taxes.

Risk Factors and Factors Affecting Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company’s actual results could differ materially from those projected in the forward-looking statements set forth in this Quarterly Report on Form 10-Q. Factors which may cause such a material difference include those set forth below. Investors in the Company’s common stock should carefully consider the discussion of risk factors below, in addition to the other information contained in this Quarterly Report on Form 10-Q. References to “we,” “our,” and “us” refer to the Company and its subsidiaries on a consolidated basis.

Risks Relating to Our Business

Our business strategy contemplates significant growth and there are challenges and risks inherent in such a growth strategy.

In recent years, we have experienced rapid growth, both due to the expansion of our existing businesses as well as acquisitions. Among the challenges facing us is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in our pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels we have historically achieved. A significant decrease in revenues or increase in costs may adversely affect our results of operations or financial condition

In connection with our recent and pending acquisitions and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.

We have in the past considered, and will in the future continue to consider, the acquisition of other banking, investment management, and financial planning companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to the following:

•    the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

•    the risk that we may lose key clients of the acquired business as a result of the change of ownership to us;

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

•    the risk that we may assume potential liabilities of the acquired company as a result of the acquisition; and

•    the risk that an acquisition will dilute our earnings per share, in both the short and long term, or that it will reduce our tangible capital ratios.

As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing stockholders may experience dilution in connection with any acquisition, including our acquisitions.

Attractive acquisition opportunities may not be available to us in the future.

We will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies, many of which have significantly greater resources than we do, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.

If we are required to write down goodwill and other intangible assets, our financial condition and results of operations would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At September 30, 2004, our goodwill and other identifiable intangible assets were approximately $131 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

We may not be able to attract and retain banking customers at current levels.

Competition in the local banking industry coupled with our relatively small size may limit the ability of our banking subsidiaries to attract and retain banking customers.

In particular, the Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Our Banks also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.

Because our Banks maintain smaller staffs and have fewer financial and other resources than larger institutions with which they compete, they may be limited in their ability to attract customers. In addition, some of the Banks’ current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than our Banks can accommodate.

If our Banks are unable to attract and retain banking customers, they may be unable to continue their loan growth and their results of operations and financial condition may otherwise be negatively impacted.

We may not be able to attract and retain investment management clients at current levels.

Due to the intense local competition, and our relatively short history and limited record of performance in the investment management business, our investment management subsidiaries may not be able to attract and retain investment management clients at current levels. Competition is especially strong in our geographic market area, because there are numerous well-established and successful investment management firms in Boston, New York and Northern California. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain investment management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

For the quarter ended September 30, 2004, approximately 46.6% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days’ notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion. Westfield, Sand Hill, BPVI, RINET, and DGHM are our major investment management subsidiaries and their combined financial performance is a significant factor in our overall results of operations and financial condition.

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

The market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, our individual investment managers often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager. The loss of a key investment manager could jeopardize our relationships with our clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on our results of operations and financial condition.

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

Like our investment management business, our financial planning business is subject to intense competition, and our ability to attract and retain financial planning clients is dependent upon the delivery of planning and related services which are favorably perceived in the marketplace. Client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice.  If we are not successful in attracting or retaining our financial planning clients, our results of operations and financial condition may be negatively impacted.

Defaults in the repayment of loans may negatively impact our business.

A borrower’s default on its obligations under one or more of the Banks’ loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.

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

Our Banks’ management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks will incur additional expenses.

In addition, bank regulatory agencies periodically review our Banks’ allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the Banks to adjust their determination of the value for these items. These adjustments could negatively impact our results of operations or financial condition.

A downturn in local economies or real estate markets could negatively impact our banking business.

A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area, as well as clients located in Northern and Southern California. The ability of the Banks’ customers to repay their loans is impacted by the economic conditions in these areas.

The Banks’ commercial loans are generally concentrated in the following customer groups:

•   real estate developers and investors;

•             financial service providers;

•             technology companies;

•             manufacturing and communications companies;

•             professional service providers;

•             general commercial and industrial companies; and

•             individuals.

Our Banks’ commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks’ residential mortgage and home equity loans are secured by residential property in eastern Massachusetts, and Northern and Southern California. Consequently, our Banks’ ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of our Banks’ borrowers to repay their loans and affect the value of the collateral securing these loans.

Environmental liability associated with commercial lending could result in losses.

In the course of business, our Banks may acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or our respective Bank subsidiaries, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in interest rates may negatively impact our banking business.

Fluctuations in interest rates may negatively impact the business of our Banks. Our Banks’ main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Our Banks’ net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our Banks’ net interest income as the difference between interest income and interest expense decreases. As a result, our Banks have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, a decrease in interest rates can impact our results of operations or financial condition.

An increase in interest rates could also have a negative impact on our Banks’ results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Banks’ allowances for loan losses. Increases in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.

Prepayments of loans may negatively impact our business.

Generally, our Banks’ customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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

In addition, our management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion of Westfield’s and DGHM’s contracts also provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

Our investment management and financial planning businesses are highly regulated, which could limit or restrict our activities and impose fines or suspensions on the conduct of our business.

Our investment management and financial planning businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management and financial planning services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiary’s registration as an investment adviser.

All of our investment adviser and financial planning affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and Sand Hill act as sub-advisers to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act’s provisions and regulations.

We are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, or ERISA, to the extent we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

Since 1984, Borel has served as the trustee of a private family trust (the “Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context; but neither the issue of damages nor the issue of Borel’s liability has been finally determined. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

Adverse developments in these lawsuits could have a material effect on Borel’s business or the combined business of our Banks.

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Summary judgment papers are scheduled to be served in March 2005. Adverse developments in the Westfield litigation could have a material effect on Westfield’s business.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, we and our subsidiary Banks must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require us to meet additional capital adequacy measures. We cannot predict the final form of, or the effects of, the regulatory accords. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our clients in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

For information related to this item, see the Company’s December 31, 2003 Form 10-K, Item 7A—Interest Rate Sensitivity and Market Risk. No material changes have occurred since that date.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls.

There were no significant changes made in the Company’s internal controls during the period covered by this report.

PART II. Other Information

Item 1. Legal Proceedings

A.  Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Summary judgment papers are scheduled to be served in March 2005.

B.  Trust Litigation

Since 1984, Borel has served as the trustee of a private family trust (the “Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context; but neither the issue of damages nor the issue of Borel’s liability has been finally determined. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

C.  Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

* Filed herewith

(b) Reports on Form 8-K

On July 12, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding the press release issued by BPFH and Encino on June 15, 2004 which stated that BPFH has entered into an Agreement and Plan of Merger with Encino, pursuant to which a wholly-owned subsidiary of BPFH will merge with and into Encino.         .

On July 26, 2004, the Company filed a Current Report, dated July 22, 2004, on Form 8-K regarding its earnings press release and slide presentation from quarterly conference call for the fiscal quarter ending June 30, 2004.

On August 12, 2004, the Company filed a Current Report, dated the same date, on Form 8-K regarding a brochure containing information relating to Boston Private Bank’s financial results for the six months ended June 30, 2004.

On October 1, 2004, the Company filed a Current Report, dated September 29, 2004, on Form 8-K regarding an amendment to its line of credit, to increase the line to $50 million, and issuance of common shares pursuant to a post-closing obligation for the purchase of DGHM.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
November 9, 2004	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Walter M. Pressey
November 9, 2004	Walter M. Pressey
President and Chief Financial Officer