Form 10-K
period 2004-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2005-03-15
CIK 821127

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts (State or other jurisdiction of incorporation or organization)	04-2976299 (I.R.S. Employer Identification Number)
Ten Post Office Square Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)

(Registrant's telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ national market on June 30, 2004 was $633,393,368.

        The number of shares of the registrant's common stock outstanding on March 3, 2005 was 27,974,058.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the Company's 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I
ITEM 1	BUSINESS
	I.	General
	II.	Regional Clusters
	III.	Revenue Generation
	IV.	Bank Regulatory Considerations
	V.	Risk Factors and Factors Affecting Forward Looking Statements
	VI.	Taxation
	VII.	Internet Address
ITEM 2	PROPERTIES
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6	SELECTED FINANCIAL DATA
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	I.	Executive Summary
	II.	Key Business Lines
	III.	Growth
	IV.	Financial Condition
		A.	Liquidity
		B.	Capital Resources
		C.	Condensed Consolidated Balance Sheet
		D.	Asset Quality
		E.	Risk Elements of the Loan Portfolio
		F.	Off-Balance Sheet Arrangements
		G.	Income/Expense
			1.	Rate-Volume Analysis
			2.	Net Interest Income and Margin
			3.	Condensed Consolidated Statement of Operations
			4.	Comparison of Years Ended December 31, 2004 and 2003
			5.	Comparison of Years Ended December 31, 2003 and 2002
		H.	Critical Accounting Policies
		I.	Impact of Accounting Estimates
		J.	Impact of Inflation and Changing Prices
		K.	Recent Accounting Pronouncements
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS AND PROCEDURES
ITEM 9B	OTHER INFORMATION
PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11	EXECUTIVE COMPENSATION
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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

        Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors and Factors Affecting Forward-Looking Statements." Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to consummate proposed acquisitions in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

        Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

PART I

ITEM 1. BUSINESS

I. General

        Boston Private Financial Holdings, Inc. (the "Company" or "Boston Private"), organized on July 1, 1988, is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company ("Boston Private Bank"), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Company wholly-owns or majority-owns all of the issued and outstanding shares of common stock of Borel Private Bank & Trust Company ("Borel"), and First State Bank of California ("FSB"), California state banking corporations insured by the FDIC; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill"), Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM"), and Boston Private Value Investors, Inc. ("BPVI"), each a registered investment adviser; and KLS Professional Advisors Group, LLC ("KLS"), and RINET Company, LLC ("RINET"), both registered investment advisory and financial planning firms. In addition, the Company holds a 30% minority interest in Bingham, Osborn, & Scarborough, LLC ("BOS") a financial planning and investment firm located in San Francisco, California and an approximately 26.5% minority interest in Coldstream Holdings, Inc. ("Coldstream Holdings"). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. ("Coldstream Capital"), a registered investment adviser in Bellevue, Washington and Coldstream Securities, Inc. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, and FSB (together the "Banks"), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET.

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

        These mergers were initiated prior to June 30, 2001 and were accounted for as a "pooling of interests." Accordingly, the results of operations of the Company reflect the financial position and results of operations including RINET, BPVI, Kanon Bloch Carré, and Borel on a consolidated basis for all periods presented.

        On August 31, 2000, the Company acquired Sand Hill, an investment advisory firm servicing the wealth management market, primarily in northern California. The estimated purchase price at closing was $16.5 million, with 70% paid at closing, and the remainder paid in four annual payments that were contingent upon performance using a combination of approximately 70% cash and 30% common stock for each payment. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Sand Hill on a consolidated basis since the date of the acquisition.

        On December 18, 2002 the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, the parent of Coldstream Capital of Bellevue, Washington. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients. Since the initial acquisition, the Company has increased its ownership to approximately 26.5%.

        On February 5, 2004, the Company acquired a 20% interest in BOS, a financial planning and investment advisory firm located in San Francisco, California. On August 11, 2004 the Company made an additional investment of 10% in BOS, for a total interest of 30% as of December 31, 2004. Over the next four years, the Company could acquire up to a 70% interest in the firm. This investment is accounted for using the equity method.

        On February 6, 2004 the Company acquired an 80% interest in DGHM, a value style investment manager specializing in small-cap equities. The purchase price was approximately $96.0 million, with approximately 86% payable in cash and the remainder paid in common stock. Approximately 20% of the purchase price was deferred and the payments are contingent upon operating results through a five-year earn-out period. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include DGHM on a consolidated basis since the date of the acquisition.

        On February 17, 2004, the Company acquired First State Bancorp, the holding company of FSB located in Los Angeles County. In the transaction, the Company acquired 100% of First State's common stock for a combination of 15% cash and 85% stock, with an aggregate transaction value of $27.5 million. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include FSB on a consolidated basis since the date of the acquisition.

        On October 1, 2004, the Company, through its subsidiary, FSB, acquired Encino State Bank ("Encino") located in Los Angeles County. Upon consummation of the acquisition, Encino was merged into FSB with FSB as the surviving entity. In the acquisition, the Company acquired 100% of Encino's common stock for cash for an aggregate transaction value of approximately $33.1 million. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include Encino on a consolidated basis since the date of the acquisition.

        On December 31, 2004, the Company acquired an 81% interest in KLS located in New York. The purchase price was approximately $30 million, with approximately 90% paid in cash and the remaining paid in common stock. This acquisition was accounted for as a "purchase of a business" and, accordingly, the Company's results of operations and financial position include KLS on a consolidated basis since the date of the acquisition.

II. Regional Clusters

        The Company has pursued a "cluster" approach to the wealth management market by delivering private banking, investment management and wealth advisory services through a platform of complementary affiliate companies on a regional basis.

The New England Region

Boston Private Bank & Trust Company

        Boston Private Bank is a Massachusetts-chartered trust company with $1.9 billion in balance sheet assets and $2.0 billion of assets under management as of December 31, 2004. Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. In addition, Boston Private Bank provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank is headquartered in Boston and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton, and Wellesley.

Westfield Capital Management Company, LLC

        Westfield is an investment management company based in Boston, Massachusetts serving clients domestically and abroad, with $7.7 billion of assets under management at December 31, 2004. Westfield specializes in separately managed growth equity portfolios with products across the capitalization spectrum. Additionally, Westfield acts as the general partner and/or investment manager to several limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the life sciences sectors and micro capitalization area. The firm's experienced investment team conducts in-depth, fundamental research and analysis to attempt to uncover solid, rapidly growing companies that can be purchased at a reasonable price.

RINET Company, LLC

        RINET is an investment adviser with $1.1 billion of assets under advisory as of December 31, 2004. RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. The firm offers tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. The firm is staffed with Certified Public Accountants and Certified Financial Planners who are trained in all of the foregoing planning and advisory disciplines. Through its Kanon Bloch Carré division, RINET provides an independent, nationally recognized mutual fund rating service.

Boston Private Value Investors, Inc.

        BPVI is an investment management firm with $860 million of assets under management as of December 31, 2004, primarily from high net worth individuals and select institutions in New England. BPVI is a large-cap style investor. Each value equity product it offers can be combined with high-quality fixed income products to create specialized balanced accounts to meet each client's goal in the context of risk tolerance, tax sensitivity and time frame. The firm has offices in Boston, Massachusetts and Concord, New Hampshire.

The New York Metro Region

Dalton, Greiner, Hartman, Maher & Co., LLC

        DGHM is a value driven investment manager specializing in smaller capitalization equities with $3.4 billion of assets under management as of December 31, 2004. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro cap portfolios. Founded in 1982, the firm is headquartered in New York City.

KLS Professional Advisors Group, LLC

        KLS is an investment adviser with $2.9 billion of assets under advisory as of December 31, 2004. KLS specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. As a firm founded by experienced wealth management experts, KLS offers a comprehensive and objective approach to financial, tax, and estate planning. The firm offers advice and counsel on every aspect of their clients' financial affairs in pursuit of strategies designed to preserve and build their family's wealth. KLS was founded in 1989 and is located in midtown Manhattan.

The Northern California Region

Borel Private Bank & Trust Company

        Borel is a California state banking corporation with $734 million in balance sheet assets and $568 million of trust assets under management as of December 31, 2004. Borel conducts a commercial banking business, which includes deposit and lending activities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services to individuals. Headquartered in San Mateo, California, Borel has offices in Palo Alto and San Francisco California.

Sand Hill Advisors, Inc.

        Sand Hill is an investment management company serving clients in northern California with $1.1 billion of assets under management as of December 31, 2004, primarily from high net worth individuals (including $185 million of assets managed through a subadvisory relationship with Borel). The firm manages investments covering a wide range of asset classes for both taxable and tax exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill seeks to both build and preserve the wealth of its clients through objective advice and a comprehensive approach to investing and delivers customized wealth management strategies to meet the diverse needs of its client base. Sand Hill is headquartered in Palo Alto, California.

Bingham, Osborn & Scarborough, LLC

        BOS is an independent, fee-only comprehensive wealth management firm with $1.2 billion in assets under advisory as of December 31, 2004. Founded in 1985, the firm specializes in strategies for retirement planning, estate planning, charitable giving, portfolio diversification, insurance programs and tax management. Initially, Boston Private acquired a 20% interest in BOS and increased its ownership to 30% in 2004. Over the next four years, Boston Private has the option to increase its investment interest an additional 10% per year, up to 70%. BOS has offices in San Francisco and Menlo Park, California. BOS provides the financial planning component to the northern California cluster and complements the existing private banking and investment management affiliates.

The Southern California Region

First State Bank of California

        FSB is a California state banking corporation with $427 million in balance sheet assets as of December 31, 2004. FSB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium-sized businesses and professionals located in the Los Angeles and San Bernardino counties. FSB has its headquarters in Granada Hills and offices in Burbank, Rancho Cucamonga, Encino, Santa Monica and Westlake Village, California.

The Pacific Northwest Region

Coldstream Capital Management, Inc.

        Coldstream Holdings is the parent of Coldstream Capital, a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest. Coldstream Capital had $600 million of assets under management as of December 31, 2004. Boston Private Financial Holdings, Inc. has a 26.5% investment in Coldstream Capital. Coldstream Capital has offices in Bellevue, Washington and Portland, Oregon.

        For revenue, net income, assets, and other financial information for each of the Company's business segments, see Part II, Item 8—"Financial Statements and Supplementary Data—Note 5: Business Segments."

III. Revenue Generation

        The Company generates fee income from providing investment management and trust services to its clients at the Banks and from providing investment management and wealth advisory services for clients at Westfield, Sand Hill, RINET, DGHM, BPVI, and KLS. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets. Westfield and DGHM receive some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield and DGHM.

        The Banks earn fees and other income from lending and cash management services. The net income of the Banks depends primarily on their net interest income, which is the difference between interest income and interest expense or "cost of money," and the quality of their assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Banks' cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of their assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET and KLS earn income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

        The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, Boston Private Bank and Borel provide trust services to both individuals and institutions. Westfield and DGHM, acting as managers of limited partnerships, also earn fees based on the performance of these limited partnerships. For the years ended December 31, 2004 and 2003, respectively, the asset management and advisory businesses accounted for 85.2% and 75.0% of the Company's total fees and other income, and 46.8% and 37.0% of the Company's total revenues, which is defined as net interest income plus fees and other income. At December 31, 2004, the Company had approximately $21.1 billion in assets under management and advisory which includes the Company's unconsolidated affiliates.

Lending Activities

        General.    The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Banks to individuals include residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank, commercial loans over $1 million, with the exception of cash collateralized loans, are reviewed by the Credit Committee. Residential mortgage loans over $3 million are reviewed by the Residential Mortgage Committee. Both committees consist of members of Boston Private Bank's management and lending staff. Commercial and residential mortgage loans that exceed

$5 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of Boston Private Bank. At Borel, all unsecured loans over $200,000 and loans secured by real estate over $1 million are reviewed by Borel's Officers Loan Committee. Borel's Directors Loan Committee reviews all unsecured loans over $300,000 and loans secured by real estate over $1.5 million. At FSB all loans over $1 million are reviewed by the Directors Loan Committee. This committee is comprised of eight directors, including the President and CEO of FSB.

        At December 31, 2004, the Banks had loans outstanding of $2.2 billion which represented approximately 68.8% of the Company's total assets. Boston Private Bank had loans outstanding of $1.4 billion, Borel had loans outstanding of $616.3 million, and FSB had loans outstanding of $266.5 million which represented approximately 41.8%, 18.8%, and 8.2%, respectively, of the consolidated Company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2004, approximately 73.1% of the Banks' outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—"Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk."

        At December 31, 2004, the statutory lending limit to any single borrower was approximately $23.3 million, $14.9 million, and $8.4 million for Boston Private Bank, Borel, and FSB, respectively, subject to certain exceptions provided under applicable law. At December 31, 2004, none of the Banks had any outstanding lending relationships in excess of the legal lending limit. All loans to directors were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

        The Banks also have policies regarding the extension of loans to Directors of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2004, the aggregate principal amount of all loans to Directors of the Company and its subsidiaries (including unused commitments under lines of credit) was $19.1 million, or 5.9% of capital.

        Geographic concentration.    Boston Private Bank primarily serves individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in northern California. FSB primarily serves small and medium sized businesses and professionals in southern California. A downturn in any of these local economies or real estate markets could negatively impact the Company's banking business. As of December 31, 2004, $577.3 million or 42.5% of the commercial loans, $729.9 million or 91.6% of residential loans, and $58.4 million or 61.9% of consumer loans were held by Boston Private Bank and are concentrated in eastern Massachusetts. As of December 31, 2004, $530.3 million or 39.1% of the commercial loans, $57.2 million or 7.2% of the residential mortgage loans and $28.7 million or 30.4% of the home equity and other consumer loans were held by Borel and as such are concentrated in northern California. As of December 31, 2004, $249.4 million or 18.4% of the commercial loans, $9.8 million or 1.2% of the residential mortgage loans and $7.3 million or 7.7% of the home equity and other consumer loans were held by FSB and as such are concentrated in southern California.

        Loan Portfolio Composition and Maturity.    The following table sets forth the Banks' loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans. The table does not include a loan from the Holding Company to certain principals of DGHM in the amount of $161,000 at December 31, 2004. The "Holding Company" is defined as Boston Private on an unconsolidated basis.

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$1,357,067	60.4%	$880,626	54.6%	$676,189	51.9%	$538,144	49.0%	$461,580	52.5%
Residential mortgage	796,991	35.4%	651,290	40.4%	544,166	41.8%	479,595	43.7%	345,643	39.3%
Home equity & other	94,381	4.2%	80,648	5.0%	81,371	6.3%	79,678	7.3%	71,709	8.2%

	2,248,439	100.0%	1,612,564	100.0%	1,301,726	100.0%	1,097,417	100.0%	878,932	100.0%
Less: Allowance for loan losses	27,937		20,172		17,050		14,521		11,500

Net loans	$2,220,502		$1,592,392		$1,284,676		$1,082,896		$867,432

        The following table discloses the scheduled contractual maturities of loans in the Banks' portfolios at December 31, 2004. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Residential Mortgage	Home Equity/Other	Total
Amounts due:
One year or less	$338,946	$2,536	$14,743	$356,225
After one year through five years	330,616	3,986	8,218	342,820
Beyond five years	687,505	790,469	71,420	1,549,394

Total	$1,357,067	$796,991	$94,381	$2,248,439

Interest rate terms on amounts due after one year:
Fixed	$409,318	$79,897	$2,412	$491,627
Adjustable	608,803	714,558	77,226	1,400,587

Total	$1,018,121	$794,455	$79,638	$1,892,214

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

        Commercial Loans.    Commercial loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit, commercial real estate, and construction and land loans.

        At December 31, 2004, the Banks had outstanding commercial loans totaling $1.4 billion, which represented 60.4% of total loans and 41.5% of total assets of the Company. Of the Banks' commercial loan portfolio, $338.9 million or 25.0% is due within one year and $1.0 billion or 75.0% is due after one year. Loans are priced on a fixed rate or floating rate basis. Boston Private Bank's floating rate loans are priced at a margin over their base rate. Borel's floating rate loans are priced at a margin based on the prime rate as published by the Wall Street Journal (WSJ). FSB's floating rate loans are priced based on various indices such as the WSJ prime rate, London inter bank offering rate (LIBOR), and their own prime rate. Floating rate loans accounted for 61.9% of the Banks' commercial loan portfolio as of December 31, 2004. The average balance of the Banks' outstanding commercial loans was approximately $1.1 billion for 2004, with an average loan size of approximately $608,000 at December 31, 2004.

        As noted above, all of the Banks have an independent loan review process under which loans are reviewed for adherence to internal policies and underwriting guidelines, and risk ratings are confirmed or adjusted on all loans reviewed. A majority of loans are reviewed annually. The results of this independent loan review are presented to management and the Directors Loan Committee at each Bank. In addition, each Banks' Directors Loan Committees review loans on each Bank's classified loan report on a quarterly basis. Each of these loans is required to have an action plan developed by the lending officer in charge of the credit.

        Residential Mortgage Loans.    At December 31, 2004, the Banks had outstanding residential mortgage loans of $797.0 million representing 35.4% of the Company's total loan portfolio and 24.4% of total assets of the Company. The majority of the Bank's residential lending is in the New England area. While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the "Jumbo" segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association ("FNMA"), which was $333,700 at December 31, 2004. The average loan size of the Company's outstanding residential mortgage loans was approximately $508,000 at December 31, 2004.

        Home Equity & Other Consumer Loans.    Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2004, the Banks had $94.4 million of such loans. The amount of home equity loans and other consumer loans typically depends on customer demand.

        Allowance for Loan Losses.    The following table is an analysis of the Banks' allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans outstanding	$1,930,908	$1,447,600	$1,217,789	$978,843	$754,970

Allowance for loan losses, beginning of period	$20,172	$17,050	$14,521	$11,500	$9,242
Charged-off loans:
Commercial	(51)	(29)	(198)	(31)	(19)
Home Equity & Other Consumer loans	(14)	(85)	(30)	(18)	(22)

Total charged-off loans	(65)	(114)	(228)	(49)	(41)

Recoveries on loans previously charged-off:
Commercial	58	75	257	47	137
Other	3	6	5	13	2

Total recoveries	61	81	262	60	139

Net loans (charged-off) recovered	(4)	(33)	34	11	98
Provision for loan losses	4,567	3,155	2,495	3,010	2,160

Addition due to acquisitions	3,202	—	—	—	—

Allowance for loan losses, end of period	$27,937	$20,172	$17,050	$14,521	$11,500

Net loans (charged-off) recovered to average loans	0.00%	0.00%	0.00%	0.00%	0.01%
Allowance for loan losses to ending gross loans	1.24%	1.25%	1.31%	1.32%	1.31%
Allowance for loan losses to nonperforming loans	2,457.1%	1,538.7%	1,613.1%	1,606.3%	882.6%

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

        The following table represents the allocation of the Banks' allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Loan category:
Commercial	$20,299	60.4%	$14,971	54.6%	$11,433	51.9%	$8,905	49.0%	$6,872	52.5%
Residential mortgage	3,167	35.4	3,313	40.4	2,062	41.8	1,705	43.7	864	39.3
Home equity and other	1,853	4.2	596	5.0	1,446	6.3	1,492	7.3	1,415	8.2
Unallocated	2,618	—	1,292	—	2,109	—	2,419	—	2,349	—

Total allowance for loan losses	$27,937	100%	$20,172	100.0%	$17,050	100.0%	$14,521	100.0%	$11,500	100.0%

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

Investment Activities

        The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks' investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks' overall balance sheet against interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered "investment grade" securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank's portfolio manager and Asset/Liability Management Committee. The Company has determined that none of its investments are other than temporarily impaired at December 31, 2004 and 2003. See Part II, Item 8, "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements" for further information.

        The following table summarizes the carrying value of investments at the dates indicated:

	December 31,
	2004	2003
	(In thousands)
Available for sale:
U.S. Government and agencies	$198,986	$181,291
Municipal bonds	229,368	195,309
Corporate bonds	34,963	19,148
Mortgage-backed securities	45,502	798
Other	11,265	—

Total available for sale	$520,084	$396,546

Sources of Funds

        Deposits.    Deposits are the principal source of the Banks' funds for use in lending, investments, and liquidity. At December 31, 2004, the Banks had a total of approximately 19,826 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $35,006, approximately 4,593 savings accounts with an average account balance of approximately $8,205, and approximately 7,954 money market accounts with an average account balance of approximately $144,140. Certificates of deposit represented approximately 21.9% and 15.1% of total deposits at December 31, 2004 and 2003, respectively. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements" for further information.

        The following table sets forth the average balances and interest rates paid on the Banks' deposits:

	Year Ended December 31, 2004
	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing deposits:
Checking accounts	$374,393	—
Interest-bearing deposits:
Savings and NOW accounts	243,826	0.19%
Money market accounts	1,071,663	1.05
Certificates of deposit under $100,000	108,748	1.52
Certificates of deposit of $100,000 or greater	314,377	1.94

Total	$2,113,007	1.12%

        Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2004	2003
	(In thousands)
Less than 3 months remaining	$240,232	$66,029
3 to 6 months remaining	95,658	51,758
6 to 12 months remaining	38,277	20,895
More than 12 months remaining	41,342	35,657

Total	$415,509	$174,339

        Borrowings.    The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the FHLB of Boston, and Borel and FSB are members of the FHLB of San Francisco and as such each has access to both short and long-term borrowings. As of December 31, 2004, the Banks had $275.2 million of FHLB borrowings outstanding with a weighted average interest rate of 4.1%, compared to $197.9 million of FHLB borrowings outstanding with a weighted average interest rate of 4.5% at December 31, 2003. In addition, the Banks had FHLB borrowings available of $344.8 million. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements" for further information.

        The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's Consolidated Financial Statements. At December 31, 2004, the total amount of outstanding repurchase agreements was $84.5 million with a weighted average interest rate of 1.0%, compared to $65.8 million with a weighted average interest rate of 1.1% at December 31, 2003. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements" for further information.

        From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have federal fund lines of credit totaling $155.0 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2004, the Banks did not have any borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2004, Boston Private Bank had $17.4 million of brokered deposits outstanding under these agreements. See Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity."

        Other Sources of Funds.    Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available for sale portfolio.

Competition

        The Company operates in the highly competitive wealth management market place. The Company believes that by creating regional clusters of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economic risks. In addition, the Company believes its regional presence enables it to provide better access to decision makers and more customized personal service for its wealth management clients.

        In the Company's private banking business, the ability of the Banks to attract loans and deposits may be limited by their small size relative to their competitors. The Banks maintain a smaller staff and have fewer financial and other resources than larger institutions with which they compete in their market areas. In particular, in attempting to attract deposits and originate loans, the Banks encounter competition from other institutions, including larger national, and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and nonbank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. To compete effectively, the Banks rely substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and their reputation within in the communities they serve.

        In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks' results of operations and financial condition, including the level of their nonperforming assets. The Banks' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks' current commercial borrowing customers may develop needs for credit facilities larger than the Banks can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See "Bank Regulation and Supervision" below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

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

        The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, Boston Private's ability to retain investment management clients may be impaired by the fact that investment management contracts are typically short-term in nature, allowing clients to withdraw funds from accounts under management, generally in their sole discretion. There can be no assurance that Boston Private will be able to achieve favorable investment performance and retain its existing clients.

        In the wealth advisory industry, Boston Private competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with Boston Private's clients in related product areas. The Company believes that the ability of its affiliates, most specifically RINET and KLS, to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that RINET or KLS will be able to retain their existing clients, expand existing relationships, or add new clients.

Employees

        At December 31, 2004, the Company had 592 employees. The Company's employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

IV. Bank Regulatory Considerations

Supervision and Regulation

        In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further subject to federal and state laws and regulations applicable to depository institutions and their parent companies. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the specific protection of stockholders of a bank or its parent company. Many of the Company's affiliates are also subject to regulation under federal and state securities laws as described below under "Government Regulation of Other Activities."

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

        The Federal Reserve Board has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered, among other things, to assess civil money penalties against companies or individuals who violate the BHCA orders or, among other things, regulations thereunder, to order termination of nonbanking activities of BHCs, and to order termination of ownership and control of a nonbanking subsidiary by a BHC.

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

        Unless a BHC becomes a FHC under the GLBA (as discussed below), the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, it prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public. This determination incorporates greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to the merger of BHCs.

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

        Capital Requirements.    The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The Federal Reserve Board's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity, perpetual preferred stock and trust preferred securities (both subject in the case of the latter to limitations on the kind and amount of such securities which may be included as Tier I capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other nonqualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject.

        Limitations on Acquisitions of Common Stock.    The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the Federal Reserve Board has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

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

        Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions.    Under Federal Reserve Board policy, Boston Private is expected to act as a source of financial and managerial strength for, and commit its resources to, supporting the Banks during periods of financial stress or adversity. This support may be required at times when Boston Private may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        A depository institution insured by the FDIC, such as Boston Private Bank, Borel, or FSB, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Banks, and a potential loss of Boston Private's investments in the Banks.

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

        As a Massachusetts-chartered bank, Boston Private Bank is subject to regulation and examination by the Commissioner and the FDIC. Borel and FSB are California banking corporations that are subject to regulation by the DFI and the FDIC. Each of them is required to file reports with and obtain approvals from these various regulatory agencies prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions.

        FDIC Insurance Premiums.    The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

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

        At December 31, 2004, each of the Banks was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as an FHC.

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

        Activities and Investments of Insured State-Chartered Banks.    Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

        Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through "financial institutions" in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could engage in only through a financial subsidiary, such as securities underwriting, may be conducted only in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the Federal Reserve Board's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

        Transactions with Affiliates.    Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a BHC, such as Boston Private, and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:

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

        Community Reinvestment Act.    The CRA requires the FDIC to evaluate the Banks' performance in helping to meet the credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank's performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

        The FDIC's CRA regulations are currently based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Boston Private Bank's current CRA rating is "outstanding", Borel's current CRA rating is "satisfactory", and FSB's current CRA rating is "satisfactory."

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

        USA PATRIOT Act.    The USA PATRIOT Act of 2001 (the "PATRIOT Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as Boston Private Bank, Borel, and FSB, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activities, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

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

        Securities Law Issues.    The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of "broker," "dealer" and "investment adviser" under the Exchange Act. The SEC's proposed Regulation B, among other things, would adopt amendments to its rule granting an exemption to banks from dealer registration (as well as from registration as a dealer) with respect to effecting a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and would include a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker, a dealer or both and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

Government Policies and Legislative and Regulatory Proposals

        The operations of the Banks are generally affected by the economic, fiscal, and monetary policies of the United States and its agencies and regulatory authorities, particularly the Federal Reserve Bank which regulates the money supply of the United States, reserve requirements against deposits, the discount rate on Federal Reserve Bank borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the Federal Reserve Board have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits.

        In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the Federal Reserve Board, the FDIC, and other federal and state bank regulatory authorities. The likelihood of any major changes in the future, and the impact any such changes might have on Boston Private Bank, Borel, and FSB are not possible to determine.

Government Regulation of Other Activities

        Virtually all aspects of the Company's investment management and wealth advisory businesses are subject to extensive regulation. Westfield, Sand Hill, RINET, DGHM, BPVI, and KLS are registered with the Securities and Exchange Commission (the "Commission") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET, DGHM, BPVI, and KLS are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield, Sand Hill, and DGHM act as an adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the "1940 Act"). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"); impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

        As an adviser or subadviser to a registered investment company, Westfield, Sand Hill, and DGHM are subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

        The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Westfield, Sand Hill, RINET, DGHM, BPVI, or KLS from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

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

        In recent years, we have experienced rapid growth, both due to the expansion of our existing businesses as well as acquisitions. Among the challenges facing us is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in our pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels we have historically achieved. A significant decrease in revenues or increases in costs may adversely affect our results of operations or financial condition.

In connection with our recent acquisitions and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.

        We have in the past considered, and will in the future continue to consider, the acquisition of other banking, investment management, and wealth advisory companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to the following:

  •
  the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

  •
  the risk that we may lose key clients of the acquired business as a result of the change of ownership to us;

  •
  the risk that the acquired business will not perform in accordance with our expectations;

  •
  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our private banking, investment management, or wealth advisory businesses, particularly to the extent we are entering new geographic markets;

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

        When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2004, our goodwill and other identifiable intangible assets were approximately $187.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders' equity and financial results.

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

        Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

        For the year ended December 31, 2004, approximately 46.8% of our revenues was derived from investment management contracts which are typically terminable upon less than 30 days' notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion. Westfield, Sand Hill, BPVI, RINET, DGHM and KLS are our major investment management subsidiaries and their combined financial performance is a significant factor in our overall results of operations and financial condition.

        Moreover, Westfield and DGHM receive some performance-based fees. The amount of these fees depends on the investment performance of Westfield and DGHM. As a result, the future revenues and earnings from such fees may fluctuate and may be affected by conditions in the capital markets and other general economic conditions.

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

We may not be able to attract and retain wealth advisory clients at current levels.

        Like our investment management business, our wealth advisory business is subject to intense competition, and our ability to attract and retain wealth advisory clients is dependent upon the delivery of planning and related services which are favorably perceived in the marketplace. Client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. If we are not successful in attracting or retaining our wealth advisory clients, our results of operations and financial condition may be negatively impacted.

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

        In the course of business, our Banks may acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or our Banks, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

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

        Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. Our Banks have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, our Banks have had a higher percentage of their time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our Banks decreases relative to their overall banking operations, our Banks may have to rely more heavily on borrowings as a source of funds in the future.

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

Our investment management and wealth advisory businesses are highly regulated, which could limit or restrict our activities and impose fines or suspensions on the conduct of our business.

        Our investment management and wealth advisory businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management and wealth advisory services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such subsidiary's registration as an investment adviser.

        All of our investment adviser and wealth advisory affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield, Sand Hill, and DGHM act as sub-advisers to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act's provisions and regulations.

        We are also subject to the provisions and regulations of ERISA, to the extent we act as a "fiduciary" under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

        In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice.

        We do not directly manage investments for clients, do not directly provide any investment management services and, therefore, are not a registered investment adviser. The Banks are exempt from the regulatory requirements of the Investment Advisers Act, but are subject to extensive regulation by the FDIC, the Massachusetts Commissioner of Banks, and the California Department of Financial Institutions.

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

VI. Taxation

Federal Taxation

        The Company, Boston Private Bank, Sand Hill, Borel, FSB, DGHM, and BPVI are subject to those rules of federal income taxation generally applicable to corporations under the Code. Boston Private Bank, Borel, and FSB are also, under Subchapter H of the Code, subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, Boston Private Bank, Sand Hill, Borel, FSB, and BPVI, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes.Westfield, RINET, DGHM, and KLS are limited liability companies and their taxable income is included as part of the Company's taxable income.

        Prior to January 2004, both Boston Private Bank and Borel maintained REIT subsidiaries. While REITs were not included in the affiliated group for tax filing purposes, substantially all of their income was included in taxable income as a result of the dividends they paid to their stockholders. In 2003, Massachusetts changed its tax laws regarding the treatment of REITs. These changes eliminated the 95% dividends received deduction for dividends paid to Boston Private Bank by its REIT subsidiary for state tax purposes prospectively and did so retroactively for the tax years 2003, 2002, and 2001. The Company entered into a settlement agreement with the Commonwealth of Massachusetts regarding tax liabilities relating to the Company's having taken the deductions in those prior years and resolved these Massachusetts tax issues completely. In 2003, the Company recorded a charge of approximately $1.2 million for state taxes and $150,000 for interest, net of current and deferred federal tax savings for the retroactive portion of this tax. California has, to date, taken no action to change its tax laws to eliminate a parallel tax savings mechanism available under California law. The California Franchise Tax Board has, however, issued general guidance in which it concluded that, in its view, the foregoing tax-savings mechanism is unavailable to California REITs. Based on these developments and other business considerations, both of the REITs were dissolved.

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

State and Local Taxation

        Commonwealth of Massachusetts.    Both the Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. REIT dividends are no longer eligible for the 95% dividends received deduction. Combined reporting is not permitted under Massachusetts statutes. Certain of the Company's subsidiaries meeting certain definitional tests relating to investments are not subject to the corporate excise tax, but instead are taxed on their gross income at the rate of 1.32%.

        State of California.    The Company and its subsidiaries are taxable in California as a result of the operations of the Company, Borel, FSB, and Sand Hill. California's taxable income is gross income as defined under the Internal Revenue Code subject to certain exclusions, less deductions allowed by the state. The tax rate applicable to corporations is 8.84% of taxable income apportioned to California on a unitary basis. However, most of the income for 2004 was taxed at the 10.84% tax rate applicable to financial institutions.

        State of New Hampshire.    BPVI is taxable in New Hampshire and Massachusetts since it has offices in both states. The tax rate on the New Hampshire business enterprise tax is 0.75% and the tax rate on the New Hampshire business profits tax is 8.5% with a credit allowed for the business enterprise tax calculated.

        State of New York.    The Company and its LLC subsidiaries are taxable in New York as a result of the operations of DGHM and KLS. The tax rate in the state of New York is 7.5%.

        City of New York.    The Company and its LLC subsidiaries are taxable in New York City as a result of the operations of DGHM and KLS. The tax rate in New York City is 8.85%. In addition, DGHM and KLS must pay an unincorporated business tax on their taxable income at 4.0%. Amortization of purchased intangibles and certain payments to principals cannot be deducted. However, this tax is available to reduce the New York City tax assessed against the Company and its LLC subsidiaries.

VII. Internet Address

        The Company's Internet address is www.bostonprivate.com. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company's website. Press releases are also maintained on the Company's website. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

ITEM 2. PROPERTIES

        The Company and its subsidiaries conduct operations primarily in leased premises. The Company's and Boston Private Bank's headquarters are located at Ten Post Office Square, Boston, MA. Boston Private Bank has seven offices, four in Boston, MA, one in Wellesley, MA, one in Newton, MA, and one in Cambridge, MA. BPVI has two offices, one located in Boston, MA adjacent to the Company's headquarters, and one in Concord, NH. RINET is located in Boston, MA. Westfield is located in Boston, MA. Borel has three offices in California, one in San Mateo, one in Palo Alto and a third in San Francisco, CA. Sand Hill is located in Palo Alto, CA adjacent to Borel's Palo Alto office. FSB has five offices in California, their main office is in Granada Hills and the other offices are in Burbank, Santa Monica, Westlake Village, Encino, and Rancho Cucamonga. DGHM has offices in New York City, NY and Naples FL. KLS is located in New York City.

        Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

Investment Management Litigation

        On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged "opportunity loss," notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield's and Kalson's management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Summary judgment papers are scheduled to be served in spring 2005.

Trust Litigation

        Since 1984, Borel has served as the trustee of a private family trust (the "Family Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Family Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues. In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Family Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel's actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context; but neither the issue of damages nor the issue of Borel's liability has been finally determined. Borel will continue to litigate these matters vigorously. While the ultimate outcome of these proceedings cannot be predicted with certainty, at the present time, Borel's management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

        The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the NASDAQ National Market System ("NASDAQ") under the symbol "BPFH." At March 3, 2005 there were 27,974,058 shares of Common Stock outstanding, which were held by approximately 1,120 holders of record.

        The following table sets forth the high and low closing sale prices for the Company's Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2004
Fourth Quarter	$28.00	$24.50
Third Quarter	29.00	21.63
Second Quarter	26.56	21.60
First Quarter	28.49	23.40
Fiscal Year ended December 31, 2003
Fourth Quarter	$27.09	$23.24
Third Quarter	24.80	21.26
Second Quarter	21.59	14.02
First Quarter	21.38	14.11

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

        The Company paid dividends on its common stock of $0.24 and $0.20 in 2004 and 2003, respectively.

        Under Massachusetts law, trust companies, such as Boston Private Bank, may pay dividends only out of "net profits" provided there is no impairment to the trust company's capital stock and surplus account. Although Massachusetts law does not define what constitutes "net profits" it is generally assumed that the term includes a bank's retained earnings and does not include its additional paid-in capital account. Furthermore, trust companies may not pay dividends more often than on a quarterly basis. In addition, prior Commissioner approval is required if the total of all dividends paid by a trust company in any calendar year would exceed net profits for that year combined with retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Likewise under California law, the Department of Financial Institutions ("DFI") has the authority to prohibit Borel and FSB from paying dividends depending on Borel's and FSB's financial condition, respectively, if such payment is deemed to constitute an unsafe or unsound practice.

        These restrictions on the Banks' ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield's, Sand Hill's, BPVI's, RINET's, DGHM's, and KLS's ability to pay dividends.

Recent Sales of Unregistered Securities

        See our Report on Form 8-K furnished to the SEC on October 12, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA (Unaudited)

        The following table represents selected financial data for the five fiscal years ended December 31, 2004. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company's Consolidated Financial Statements and related Notes, appearing elsewhere herein. This data has been restated to reflect the mergers described in Part II, Item 8 "Financial Statements and Supplementary Data in Note 2, Mergers and Acquisitions of the Notes to the Consolidated Financials Statements."

	2004	2003(4)	2002	2001(3)	2000
	(Dollars in thousands, except share data)
At December 31:
Total balance sheet assets	$3,270,277	$2,196,297	$1,820,741	$1,509,479	$1,294,564
Total loans (excluding loans held for sale)	2,248,600	1,612,564	1,301,726	1,097,417	878,932
Allowance for loan losses	27,937	20,172	17,050	14,521	11,500
Investment securities and short term investments	539,103	396,746	322,734	284,309	215,874
Cash and cash equivalents	128,914	93,488	97,529	58,281	110,767
Goodwill and intangible assets	187,163	20,318	18,007	17,207	18,371
Deposits	2,386,368	1,658,461	1,400,333	1,145,329	1,002,462
Borrowed funds	474,171	263,620	218,389	190,978	139,878
Stockholders' equity	321,227	235,452	167,382	139,631	128,625
Nonperforming assets	1,514	1,311	1,057	904	1,303
Client assets under management and advisory	$19,306,000	$10,966,000	$6,441,000	$6,529,000	$6,758,000
For The Year Ended December 31:
Interest and dividend income	$120,645	$92,680	$90,293	$92,479	$79,152
Interest expense	32,066	24,915	26,265	38,321	35,863

Net interest income	88,579	67,765	64,028	54,158	43,289
Provision for loan losses	4,567	3,155	2,495	3,010	2,160

Net interest income after provision for loan losses	84,012	64,610	61,533	51,148	41,129
Fees and other income	108,213	65,867	51,868	51,271	39,174
Operating expense and minority interest	140,298	95,850	78,763	83,181	54,790

Income before income taxes	51,927	34,627	34,638	19,238	25,513
Income tax expense	18,293	12,804	10,893	7,692	8,843

Net income	$33,634	$21,823	$23,745	$11,546	$16,670

Per Share Data:
Basic earnings per share	$1.23	$0.95	$1.06	$0.52	$0.87
Diluted earnings per share	$1.18	$0.92	$1.02	$0.50	$0.85
Average basic common shares outstanding	27,313,171	22,954,937	22,412,665	22,119,726	19,094,010
Average diluted common shares outstanding	28,963,856	23,846,973	23,357,066	23,053,052	19,714,510
Cash dividends per share	$0.24	$0.20	$0.16	$0.14	$0.12
Book value	$11.61	$9.36	$7.42	$6.28	$5.87
Selected Operating Ratios:
Return on average assets	1.18%	1.06%	1.42%	0.80%	1.55%
Return on average equity	11.42%	12.16%	15.36%	8.28%	19.48%
Interest rate spread(1)	3.33%	3.35%	3.80%	3.52%	3.59%
Net interest margin(1)	3.61%	3.64%	4.19%	4.18%	4.43%
Total fees and other income/total revenue(2)	54.99%	49.37%	44.75%	48.63%	47.50%
Asset Quality Ratios:
Nonperforming loans to total loans	0.05%	0.08%	0.08%	0.08%	0.15%
Nonperforming assets to total assets	0.05%	0.06%	0.06%	0.06%	0.10%
Other Ratios:
Dividend payout ratio	19.51%	16.67%	15.09%	26.92%	13.79%
Equity to assets ratio	10.35%	8.75%	9.24%	9.65%	7.96%

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

(3)
Earnings for 2001 include $9.7 million of merger expenses, net of tax for the year ended December 31, 2001 which reduced our diluted earnings per share by $0.42, and reduced return on average assets and the return on average equity.

(4)
Net income for 2003 was reduced by $3.0 million, or $0.12 per diluted share, for the REIT tax adjustment and the lease accrual described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Return on average assets and return on average equity were also reduced.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto, and other statistical information included in this annual report.

I. Executive Summary

        Boston Private is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operations in 2004. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

        The Company is a bank holding company and, through its operating subsidiaries, offers a full range of financial services through its three core businesses divisions, private banking, investment management and wealth advisory. In 2004, there were nine wholly-owned or majority-owned operating subsidiaries. In the private banking arenas, these were Boston Private Bank, Borel, and FSB. In the wealth advisory and investment management arenas, these were Westfield, RINET, Sand Hill, DGHM, BPVI, and KLS. The Company also holds a minority interest in Coldstream Holdings and BOS. Boston Private managed or advised approximately $19.3 billion in client investment assets and had balance sheet assets of approximately $3.3 billion as of December 31, 2004.

        Boston Private's strategy remains to strive for exceptional shareholder value by providing a full complement of wealth management services through diversified affiliated companies. In 2004, through growth in its organic business efforts and strong equity markets, Boston Private achieved operating revenues of $196.8 million, up 47.3% over revenues of $133.6 million in 2003. The Company reported net income for 2004 of $33.6 million, or $1.18 per diluted share. Earnings for 2003 were $21.8 million, or $0.92 per diluted share. For 2003, earnings were reduced by approximately $3.0 million (net of tax), or $0.12 per diluted share, for costs related to a retroactive state tax increase and an abandoned lease.

        Several factors contributed to earnings growth in 2004. The Company's business mix between private banking, wealth advisory and investment management continues to be more diversified and balanced. In 2004 the Company realized approximately 45.0% of its revenues from private banking net interest income versus approximately 50.7% in 2003. Investment management and trust fees continue to grow as a percentage of overall total revenues increasing to 46.8% in 2004 from 37.0% in 2003. Financial planning and other fees, while small relative to private banking and investment management, represented approximately 8.0% of total revenues in 2004 versus 12.3% in 2003. In addition, the Company experienced strong growth in each of its main business lines. Net interest income for private banking grew approximately 30.7% in 2004 from 2003, while financial planning and investment management and trust fees grew at 13.6% and 86.4%, respectively. The private banking segment continued to be impacted by the low interest rate environment and a decline in net interest margin to 3.61% in 2004 versus a net interest margin of 3.64% in 2003. With the recent increase in short term interest rates, the Company has seen a slight reversal in the net interest margin compression experienced throughout most of 2004. Management has positioned the Company's balance sheet for rate improvements by increasing the percentage of variable rate loans and by shortening maturities on certain other assets and extending liabilities. Management tracks net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

        The Company also benefited from the improvement in the equity markets in 2004 as well as strong organic growth in each of the investment management affiliates. Boston Private began the year with approximately $11.0 billion of assets under management and advisory and ended the year at approximately $19.4 billion, an increase of approximately $8.4 billion. Approximately $3.1 billion of this amount resulted from the acquisition of DGHM, $2.9 billion resulted from the acquisition of KLS, and $1.4 billion resulted from organic growth. Because of the strength in the equity markets, Boston Private realized an increase in AUM and advisory assets due to market value of approximately $1.6 billion in 2004. Boston Private's investment management affiliates benefit from strong equity markets because approximately 47.3% of assets under management are in the growth equity category.

        Boston Private segregates non-investment management fee revenues between recurring fees, which include financial planning fees, cash administration fees and private banking fees, and nonrecurring fees, which are comprised of mortgage loan sales, earnings from equity investments, and securities gains and losses. In 2004, recurring fees were up 21.8% to $13.3 million as compared to $10.9 million in the prior year. Financial planning fees increased 13.6%, to $7.9 million for the full year and nonrecurring fees decreased 49.4% to $2.8 million due to decreased gains from the sale of investments and decreased loan sales.

        The effective tax rate for 2004 was 35.2% and the related expense was $18.3 million. The effective tax rate for 2003 was 37.0% and the related expense was $12.8 million. Excluding the charge for the retroactive portion of the REIT tax increase, the effective rate for 2003 would have been 33.6%.

        The return on average assets increased 12 basis points to 1.18% for the year ended December 31, 2004, compared to 1.06% for the year ended December 31, 2003. The return on average assets for 2003 would have been 1.21% if the retroactive portion of the REIT tax adjustment and the lease accrual were excluded. Average assets increased $793.6 million, or 38.7% from $2.1 billion to $2.8 billion during 2004.

        The return on average equity was 11.42% for the year ended December 31, 2004, a decrease of 74 basis points from 12.16% for the year ended December 31, 2003. The return for 2003 improves to 13.83% if the costs of the retroactive portion of the REIT tax adjustment and the lease accrual are excluded. Average equity increased 64.1% during 2004 to $294.4 million.

        In 2004, Boston Private was very active in expanding into new markets. Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms to best serve the targeted client base. Boston Private will continue to look at acquisition targets with an eye towards further business line diversification. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying by revenue stream between the three distinct lines of business, the Company can ensure more stable revenues and earnings as capital markets become more volatile. And lastly, with any acquisition, there will be consideration to the types of assets under management and the diversification impact on our existing investment category concentrations. As in 2004, the Company will continue to focus on further developing and refining the overall risk management discipline and compliance practices.

II. Key Business Lines

        The underlying drivers of revenue growth in the Company's business are growth in our private banking, investment management and wealth advisory business lines. The following analysis discusses the business by core competency to present the business metrics that management considers to be the most important indicators of the financial performance of the Company.

Private Banking

        In 2004, the Company conducted its private banking business through three wholly-owned subsidiaries. The following table shows a summary of certain financial components of these three banks at December 31, 2004.

	Total	Boston Private Bank	Borel	FSB
Assets	$3,044,800	$1,883,769	$733,641	$427,390
Loans	2,248,439	1,365,619	616,292	266,528
Deposits	2,400,200	1,386,883	666,996	346,321
Net Income	26,894	15,215	8,513	3,166

        The Company believes private banking is an attractive growth market and in 2004 realized 45.0% of its revenues from private banking net interest income. The Company believes net interest income, net interest margin, deposit growth, loan growth and loan quality are the important business metrics in evaluating the condition of its private banking business.

        Net Interest Income.    For 2004, Boston Private's net interest income increased $20.8 million to $88.6 million, a 30.7% increase. On a fully taxable equivalent ("FTE") basis net interest income increased by 31.6%, or $22.2 million to $92.7 million, compared to $70.5 million from 2003. This growth in net interest income was accomplished through growing the Company's loan and investment portfolio with proceeds from increased deposits and borrowings. The acquisitions of FSB and Encino contributed to this growth in 2004. This strong growth was offset in part by a decrease in the Company's net interest margin. The $20.8 million increase in net interest income in 2004 is the net result of $21.7 million in increased business volumes, partially offset by a decline in rates earned of $0.9 million.

        Net Interest Margin.    Net interest margin decreased 3 basis points to 3.61% for 2004 compared to 3.64% for 2003. This decrease was a result of the low interest rate environment as well as the interest expense on the Junior Subordinated Debentures which were issued in the fourth quarter of 2004. The Company anticipates that the recent and anticipated increases in short-term interest rates will benefit the Company's net interest margin.

        Deposits.    In 2004, Boston Private's deposits grew $728.9 million, or 43.9%, to $2.4 billion from $1.7 billion in 2003. Approximately $349.4 million of the increase was due to the acquisitions of FSB and Encino and the remaining increase was due to organic growth. The cost of deposits declined 6 basis points to 1.12% during 2004 due to the mix of deposits and the Banks not raising their rates on interest bearing deposit accounts and CD's in direct proportion to the rise in short-term interest rates. This strong organic growth is attributable to the strength of the banking markets in which the Banks compete and continue to grow their businesses.

        Loans.    In 2004, Boston Private's loan portfolio increased $636.0 million or 39.4% to $2.2 billion, as compared to $1.6 billion in 2003. Approximately $235.7 million of the increase was due to the acquisitions of FSB and Encino and the remaining increase was due to organic growth. The commercial portfolio grew 54.1%, to $1.4 billion, up from $880.6 million in 2003. Included in commercial loans is approximately $181.4 million of construction loans.

        The residential loan portfolio increased $145.7 million, or 22.4%, to $797.0 million. At December 31, 2004, home equity and other consumer loans totaled $94.5 million or 4.2% of the combined portfolio.

        Loan Quality.    Boston Private considers credit quality to be an extremely important priority in managing the Company's loan portfolio. At the end of 2004, the ratio of nonperforming loans to total loans was 0.05% and the allowance for loan losses to total loans was 1.24%. The total allowance for loan losses is $27.9 million, representing coverage of 25 times our nonperforming loans of $1.1 million. This reserve is in line with the Company's loan growth for the period and consistent with Boston Private's methodology. In 2004, Boston Private had net loan charge offs of $4,000.

Investment Management

        The Company wholly owns or majority owns four investment management firms: Westfield, BPVI, DGHM, and Sand Hill. In addition, Boston Private Bank and Borel have similar investment management divisions. RINET and KLS provide wealth advisory as well as investment management services. For 2004, the Company's revenues from investment management fees were 46.8% of total revenues.

        Investment Performance.    Investment performance is an important driver of new business growth and client retention. Each client has individual portfolio objectives. Assets under management ("AUM") at Boston Private are directly managed by our investment management firms.

        Boston Private's growth in AUM and advisory in 2004 was significant. The Company's AUM and advisory for 2004 was $19.3 billion, up 76.1% over 2003. The components of this growth and the impact of new business acquisitions on AUM and advisory can be seen in the table below:

	2004		2003
	AUM	% of Beg. AUM	AUM	% of Beg. AUM
	(In millions)
AUM and advisory at beginning of year	$10,966		$6,441
Net new business	862	7.9%	2,244	34.8%
Market appreciation	1,592	14.5%	2,045	31.7%
Acquisitions	5,886	53.7%	236	3.7%

Total increase for the year	8,340	76.1%	4,525	70.3%

Consolidated AUM and advisory at December 31, 2004	$19,306		$10,966

Unconsolidated affiliate AUM and advisory:	1,767		510

Total AUM and advisory including unconsolidated affiliates	$21,073		$11,476

        Net new business.    New assets under management, which include new investment management accounts and net new contributions to existing investment management accounts, less lost accounts, for 2004 were $862 million, a 7.9% increase over AUM at December 31, 2003.

        Market impact.    The table below highlights the composition of AUM from our six investment management firms, excluding assets under subadvisory at DGHM and Sand Hill as of December 31, 2004. This table does not reflect the assets under advisory for our two wealth advisory affiliates, KLS and RINET. Combined these affiliates have approximately $3.9 billion of assets under advisory, representing 20.4% of total consolidated AUM and advisory at year end.

Boston Private Financial Holdings, Inc.
AUM—Asset Mix by Affiliate
December 31, 2004

	Growth		Value		Balanced		Fixed Income		Alternative		Total
	(In Millions)
Boston Private Bank	$—	—	$—	—	$1,482	73.7%	$471	23.4%	$57	2.8%	$2,010
Borel	159	28.0%	—	—	—	—	127	22.4%	282	49.6%	568
Westfield	7,015	91.0%	—	—	217	2.8%	13	0.2%	462	6.0%	7,707
DGHM	—	—	3,158	95.1%	—	—	136	4.1%	26	0.8%	3,320
SandHill	92	10.1%	34	3.7%	214	23.5%	492	54.1%	77	8.5%	909
BPVI	—	—	662	77.0%	—	—	196	22.8%	2	0.2%	860

Total	$7,266	47.3%	$3,854	25.1%	$1,913	12.4%	$1,435	9.3%	$906	5.9%	$15,374

        During 2004, the S&P 500 Index increased 10.9%. This had a positive impact on our overall consolidated AUM due to the concentration of our AUM in the growth category. Therefore, any change in the stock market will have a significant impact on the value of the AUM and the related management fees, the majority of which are calculated as a percentage of AUM. The favorable market conditions in 2004 increased Boston Private's asset values by $1.6 billion or 14.5% for the year.

        Over the past five years, the compound annual growth rate on Boston Private's consolidated AUM and advisory was 33.6%. At the end of 2004, consolidated AUM and advisory reached $19.3 billion.

        Acquisition of Assets.    From time to time the Company acquires assets through acquisition of an investment management or wealth advisory business and through the hiring of senior professionals who bring assets to the Boston Private organization. The Company acquired $5.9 billion in investment management assets in 2004 which increased AUM and advisory by 53.7%.

        Investment Management Fees.    Our AUM is directly managed by our investment management firms. These firms manage separate accounts for high net worth individuals, foundations and endowments, ERISA, public, and corporate funds. In 2004, revenues from investment management fees were $92.1 million, up 86.4% from $49.4 million in 2003. Incentive performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A significant portion of most performance fees are paid to the portfolio managers.

Wealth Advisory

        Boston Private wholly owns or majority owns two wealth advisory firms, RINET and KLS. These firms offer wealth advisory capabilities which Boston Private considers to be an important component of the Company's regionally based wealth management strategy. Wealth advisory adds profitable fee income to Boston Private's revenue base that is more resistant to fluctuations in market conditions in comparison to investment management businesses since financial planning fees are usually not tied to the market value of assets under management. The firms offer an open architecture approach and capabilities including tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. Financial planning fees were 4.0% of the Company's 2004 revenues.

        In 2004, recurring fees increased 21.8% to $13.3 million as compared to $10.9 million in the prior year. Financial planning fees, which comprise 59.6% of these recurring fees, increased 13.6%, to $7.9 million for the full year 2004 from $7.0 million in 2003.

        In 2004 the Company recorded $2.8 million in nonrecurring fees, a decrease of $2.7 million from 2003. The nonrecurring fees consist primarily of $1.0 million of earnings in equity investments, $1.4 million of gain on sales of mortgages, and $373,000 from gain on sale of investments.

        Boston Private Bank generally sells all its fixed rate mortgage loans. The decrease in the refinance market activity in 2004 reduced the amount of mortgage loans that were available for sale. The gain on sale of investments is a function of the Banks liquidity needs and asset liability management.

III. Growth

        Boston Private is pursuing what management believes is an attractive opportunity. Following is a description of the Company's target markets.

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

        Foundations & Endowments.    Boston Private considers private/public foundations and endowments of at least $5 million to be attractive clients to target for wealth management services. In addition to servicing the foundations and endowments directly, the Company seeks to access additional high net worth individuals that manage and advise these organizations.

        Boston Private's mission is to build a national wealth management enterprise that delivers a comprehensive set of financial services on a local platform. To achieve these results, the Company has identified three key growth objectives.

        Growth by Acquisitions.    The Company has identified top geographies in the United States where it plans to form clusters of financial services companies that meet the private banking, investment management and wealth advisory requirements of the wealth management marketplace. By forming clusters of companies, Boston Private seeks to replicate the success it has achieved in New England and northern California.

        The Company's bank supervisory and regulatory authorities regulate any acquisitions the Company seeks to make, and in many cases, approval by these authorities is required prior to the consummation of such acquisitions.

        Boston Private and its nonbank subsidiaries are subject to the supervision, examination, reporting and regulatory requirements of the BHCA and the regulations of the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a bank holding company and in analyzing applications upon which it acts. The Federal Reserve Board's capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock and junior subordinated debentures (subject to certain limitations), less goodwill and other non-qualifying intangible assets.

        When the Company makes acquisitions, especially investment management and wealth advisory firms, a significant portion of the purchase price will typically be allocated to goodwill and intangible assets, particularly investment advisory contracts. Tier I capital is reduced for these intangible assets. Accordingly, the Company must consider both capital adequacy as well as cash availability in order to consummate any acquisitions. This is a constraint that is not applicable to many of the Company's competitors in the marketplace and could negatively impact the Company's ability to execute on its acquisition strategy in a timely and efficient manner.

        Organic Growth.    Net new sales are critical to each affiliate achieving its growth goals. By investing in additional capabilities that add to core strengths, Boston Private and its affiliates are focused on building critical mass within each regional cluster and investing in activities that promote organic growth, such as adding complementary products/services. Where possible, the Company will seek to capitalize on synergies and cross selling opportunities within these regional clusters, but these efforts are not expected to be critical drivers of the Company's growth.

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

IV. Financial Condition

A. Liquidity

        Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Below are the schedules of the Company's contractual obligations and commitments as of December 31, 2004.

	December 31, 2004 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Federal Home Loan Bank borrowings	$275,187	$17,500	$96,683	$72,282	$88,722
Junior Subordinated Debentures	114,434	—	—	—	114,434
Operating lease obligations	64,285	8,233	15,500	12,226	28,326
Deferred acquisition obligations	23,396	7,222	12,307	3,867
Bonus and commissions	30,751	26,551	1,600	1,600	1,000
Data processing	1,300	1,288	12	—	—
Other long-term obligations	11,424	3,130	176	971	7,147

Total contractual obligations at December 31, 2004	$520,777	$63,924	$126,278	$90,946	$239,629

	December 31, 2004 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other commitments
Lines of credit and commitments to originate loans	$672,492	$401,741	$104,636	$30,156	$135,959
Standby letters of credit	15,711	12,987	1,439	1,285	—
Standby repurchase obligations	84,550	84,550	—	—	—
Forward commitments to sell loans	43,813	43,813	—	—	—

Total commitments	$816,566	$543,091	$106,075	$31,441	$135,959

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2004, consolidated cash and cash equivalents, short-term investments, and securities available for sale amounted to $668.0 million, or 20.4% of total assets of the Company.

        Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company's primary sources of funds are dividends from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit with an unaffiliated bank, and access to the money and capital markets. During 2004, the Company renegotiated its existing line of credit with a correspondent bank. The amount available to borrow under the resulting line of credit was increased from $24 million to $50 million. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Company. The Company is required to maintain various minimum capital and loan loss ratios in conjunction with the revolving credit agreement. As of December 31, 2004, the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. The Company utilized this line of credit in 2004 to fund working capital requirements which were impacted by the business acquisitions. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

        In October 2004, the Company raised approximately $105 million by issuing convertible trust preferred debt securities. A portion of the proceeds were used to finance the acquisition of Encino and KLS, and the remainder will be used to fund future acquisitions. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034. The trust preferred securities may be converted into common stock of the Company if certain conditions are met. See Part II, Item 8 "Financial Statements and Supplementary Data in Note 14—Junior Subordinated Debentures of the Notes to the Consolidated Financial Statements."

        In December 2003, the Company sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. The net proceeds after deducting underwriting expenses were approximately $47.4 million dollars. In connection with the sale, the Company also entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Merrill Lynch Affiliate") agreed to borrow and sell an additional 2.3 million shares of the Company's common stock. During the first quarter of 2004, the Company drew down approximately 700,000 shares of common stock available in the Forward Agreement, adding approximately $15 million of new capital. These proceeds were used to provide additional working capital and to fund the DGHM and FSB acquisitions that closed in February 2004.

        On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the "Amendment") with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company's common stock on December 12, 2003 with the net proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company's discretion up to and including December 17, 2004 at an initial forward price of $22.886 per share. Under the Amendment, the Company will receive approximately $36 million in proceeds for the issuance of approximately 1.6 million shares of the Company's common stock (unless the Company elects cash settlement), and settlement will take place on a settlement date or dates to be specified at the Company's discretion up to and including December 31, 2005 at an initial forward price determined in accordance with the following schedule:

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

        The Company can be required to settle the Amendment on a date specified by the Merrill Lynch Affiliate if (1) in the Merrill Lynch Affiliate's judgment, it is unable to continue to borrow a number of shares of the Company's common stock equal to the number of shares to be delivered by it under the

Amendment or it is commercially impracticable to do so, or (2) the closing price of the Company's common stock is equal to or less than $8.00 per share on any trading day. The Merrill Lynch Affiliate's decision to exercise its right to require the Company to settle the Amendment will be made irrespective of the Company's need for capital. In the event that early settlement of the Amendment is based on the closing price of the Company's common stock as described above, the Company will have the right to elect stock, cash or net stock settlement. In the event that early settlement of the Amendment is based on the availability of stock borrowed as described above, the Company would be required to settle by delivering shares of its common stock.

        In the unlikely event of a cash settlement, the payment would be calculated based upon the difference between the Company's share price and the forward sale price multiplied by the number of shares in the Amendment. At December 31, 2004, this would have resulted in a payment by the Company to the Merrill Lynch Affiliate of $8.8 million, which approximates fair value. If the Company's current share price is lower than the forward sale price then the Company would receive a payment from the Merrill Lynch Affiliate. For every dollar increase (decrease) in the value of the Company's stock, the payment to the Merrill Lynch Affiliate would increase (decrease) by $1.6 million. Except under limited circumstances, the Company has the right to elect cash or net stock settlement under the Amendment. As a result, the Company can settle the contract by delivering shares of its common stock.

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

        Bank liquidity.    Boston Private Bank maintains a minimum liquidity target of 10% to 20% of total assets. Boston Private Bank is a member of the FHLB of Boston, and as such, had access to both short and long-term FHLB borrowings of $267 million at December 31, 2004. In addition, Boston Private Bank maintains a line of credit at the FHLB of Boston as well as other lines of credit and brokered deposit lines with other unaffiliated correspondent banks. These additional available unused credit facilities totaled approximately $342.6 million at December 31, 2004. Liquid assets (i.e. cash and due from banks and investment securities) totaled $457.4 million, which equals 25.9% of Boston Private Bank's total liabilities and 24.3% of Boston Private Bank's total assets. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

        Borel maintains a minimum liquidity target of 15% of total assets. Borel is a member of the FHLB of San Francisco, and as such, had access to short and long-term borrowings from the FHLB of $65.5 million at December 31, 2004. Borel also had available credit from another correspondent unaffiliated bank of $15.0 million as of December 31, 2004. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2004, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $103.3 million, or 15.3% of Borel's total liabilities and 14.1% of its total assets. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

        FSB maintains a minimum liquidity target of 15% of total assets. FSB is a member of the FHLB of San Francisco, and as such, had access to short and long-term borrowings from the FHLB of $12.3 million at December 31, 2004. FSB also had available credit from other unaffiliated correspondent banks of $10.0 million as of December 31, 2004. At December 31, 2004, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities), totaled $79.8 million, or 22.6% of FSB's total liabilities and 18.7% of its total assets. Management believes that FSB has adequate liquidity to meet its commitments for the foreseeable future.

        In addition to the above liquidity, the Banks have access to the Federal Reserve Banks' Discount Window facility which can provide short term liquidity as "lender of last resort."

        Holding Company Liquidity.    At December 31, 2004, the estimated cash outlay related to the Company's deferred purchase obligations was approximately $23.4 million as reflected on the consolidated balance sheet. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over 3-5 years. Additionally, the Company along with DGHM and KLS have "put" and "call" options that would require the Company to purchase (and DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next six years at fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS can not be reasonably estimated at this time.

B. Capital Resources

        Total stockholders' equity of the Company at December 31, 2004 was $321.2 million, compared to $235.5 million at December 31, 2003, an increase of $85.7 million. The increase was primarily the result of our common stock issued in connection with acquisitions, our sale of 700,000 shares of common stock under the Forward Agreement which generated net proceeds of approximately $15.0 million, combined with our current year earnings, proceeds from options exercised including tax benefits, if any, and common stock issued in connection with stock grants to employees. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

        As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2004, the Company's Tier I leverage capital ratio stood at 7.88%, compared to 9.66% at December 31, 2003. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, the Company had a Tier I risk-based capital ratio of 10.92% compared to 13.82% at December 31, 2003. The Company had a Total risk-based capital ratio of 12.17% at December 31, 2004, compared to 15.07% at December 31, 2003. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a "well capitalized" institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be "well capitalized" as of December 31, 2004 and 2003. See Part I, Item 1, "Business—Bank Regulatory Considerations—Certain Restrictions on Activities and Operations of Boston Private—Capital Requirements."

        The decrease in the Company's capital ratios, as compared to the prior year end resulted from the timing of the equity capital raised in December 2003, and by the increase in goodwill and intangible assets resulting from the business acquisitions during 2004. The addition of the Trust Preferred securities in the fourth quarter of 2004 helped to improve the Company's capital ratios. Trust Preferred securities are treated favorably from a regulatory capital perspective; however regulatory guidelines limit the total amount of Trust Preferred securities that qualify for favorable capital treatment. The Company anticipates some variability in its capital ratios during the year due to changing working capital needs and the effects of additional capital that will be added pursuant to the Forward Stock Sale agreement as described in Part II, Item 8 "Financial Statements and Supplementary Data in Note 25-Common Stock of the Notes to the Consolidated Financial Statements."

        At December 31, 2004, Boston Private Bank's Tier I leverage capital ratio stood at 6.20%, compared to 6.60% at December 31, 2003. Boston Private Bank had a Tier I risk-based capital ratio of 9.52% and a Total risk-based capital ratio of 10.77% at December 31, 2004. This compares to a Tier I risk-based capital ratio of 10.03% and a Total risk-based capital ratio of 11.28% at December 31, 2003. Boston Private Bank was considered to be "well capitalized" as of December 31, 2004 and 2003.

        At December 31, 2004, Borel's Tier I leverage capital ratio stood at 7.95%, compared to 8.08% at December 31, 2003. Borel had a Tier I risk-based capital ratio of 9.18% and a Total risk-based capital ratio of 10.41% at December 31, 2004. This compares to a Tier I risk-based capital ratio of 9.03% and a Total risk-based capital ratio of 10.26% at December 31, 2003. Borel was considered to be "well capitalized" as of December 31, 2004 and 2003. The Company made additional capital contributions to Borel of $5.0 million in 2004.

        At December 31, 2004, FSB's Tier I leverage capital ratio stood at 7.64%. FSB had a Tier I risk-based capital ratio of 10.23% and a Total risk-based capital ratio of 11.41% at December 31, 2004. FSB was considered to be "well capitalized" as of December 31, 2004 and 2003. The Company made capital contributions to FSB of approximately $37.2 million in 2004. The majority of the capital contributions to FSB, were used by FSB to acquire Encino.

C. Condensed Consolidated Balance Sheet and Discussion

	December 31,
	2004	2003	Increase/ Decrease	% Change
	(Dollars in thousands)
Assets:
Total cash and investments	$688,104	$501,356	$186,748	37.2%
Loans held for sale	42,384	4,900	37,484	765.0%
Total loans	2,248,600	1,612,564	636,036	39.4%
Less: allowance for loan losses	27,937	20,172	7,765	38.5%

Net loans	2,220,663	1,592,392	628,271	39.5%
Goodwill and intangible assets	187,163	20,318	166,845	821.2%
Other assets	131,963	77,331	54,632	70.6%

Total assets	$3,270,277	$2,196,297	$1,073,980	48.9%

Liabilities and Equity:
Deposits	$2,386,368	$1,658,461	$727,907	43.9%
Total borrowings	474,171	263,620	210,551	79.9%
Other liabilities	88,511	38,764	49,747	128.3%

Total liabilities	2,949,050	1,960,845	988,205	50.4%
Total stockholders' equity	321,227	235,452	85,775	36.4%

Total liabilities and stockholders' equity	$3,270,277	$2,196,297	$1,073,980	48.9%

        Total Assets.    Total assets increased $1.1 billion, or 48.9%, to $3.3 billion at December 31, 2004 from $2.2 billion at December 31, 2003. $576 million, or 54% of the increase is driven by the acquisitions of FSB, DGHM, Encino, and KLS. The remaining increase was primarily driven by organic growth and increases in equity.

        Investments.    The cash and investment securities portfolio increased $186.7 million from the prior year. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. Total investments (consisting of cash, federal funds sold and other short term investments, money market investments, investment securities, and stock in the Federal Home Loan Bank) were $688.1 million, or 21.0% of total assets, at December 31, 2004.

        Investment maturities, principal payments and sales provided $387.7 million of cash proceeds $437.4 million was spent on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and the Company's liquidity. The investment portfolio carried a total of $1.9 million of unrealized gains and $2.8 million of unrealized losses at December 31, 2004, compared to $4.5 million of unrealized gains and $359,000 of unrealized losses at December 31, 2003. The $5.0 million pre-tax decrease is due primarily to changes in interest rates. Management periodically evaluates the investment alternatives to properly manage the overall balance sheet and its related risks.

        Loans Held for Sale.    Loans held for sale increased $37.5 million to $42.4 million at December 31, 2004 from $4.9 million at December 31, 2003. $29.6 million of the increase was due to the acquisition of FSB. The remaining $7.9 million increase was due to the timing of loan sales by Boston Private Bank. Boston Private Bank sells virtually all of its fixed rate loans and holds all variable rate loans to mitigate interest rate risk.

        Loans.    Total portfolio loans increased $636.0 million, or 39.4% for the fiscal year 2004 to $2.2 billion, or 68.8% of total assets, at December 31, 2004, compared with $1.6 billion, or 73.4% of total assets, at December 31, 2003. This increase was primarily driven by organic growth at the Banks and the addition of $235.7 million of loans through the acquisitions of FSB and Encino.

        Commercial loans increased $476.4 million, or 54.1%, to $1.4 billion at December 31, 2004 from $880.6 million at December 31, 2003. The increase in the commercial loan portfolio was primarily driven by organic growth at the Banks and the acquisitions of FSB and Encino.

        Residential mortgage loans increased $145.7 million or 22.4%, to $797.0 million at December 31, 2004 from $651.3 million at December 31, 2003.

        Deposits.    The Company experienced an increase of $727.9 million, or 43.9%, in deposits during 2004, to $2.4 billion, or 73.0% of total assets, at December 31, 2004 from $1.7 billion, or 75.5% of total assets, at December 31, 2003. The growth in deposits can be attributed to the acquisitions of FSB and Encino, strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products.

        Borrowings.    To better manage interest rate risk and to help protect the Company's net interest margin, the Company utilizes FHLB fixed rate borrowings to fund a portion of its assets. Total borrowings (consisting of securities sold under agreements to repurchase ("repurchase agreements"), FHLB borrowings, and trust preferred borrowing) increased $210.6 million, or 79.9%, during 2004 to $474.2 million from $263.6 million at December 31, 2003. This increase was primarily driven by the issuance of Trust Preferred securities and FHLB borrowings. FHLB borrowings increased $77.3 million in 2004 compared to $52.5 million in 2003. Boston Private believes that short-term interest rates will continue to rise; therefore the Company intends to reduce interest rate risk associated with longer term loans and other longer term assets by borrowing long term at the current low fixed rates.

D. Asset Quality

        The Company's non-performing assets include non-performing loans and other real estate owned ("OREO"). Nonperforming loans include both nonaccrual loans and loans past due 90 days or more but still accruing. The following table sets forth information regarding non-performing loans, OREO, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans accounted for on a nonaccrual basis	$1,137	$1,311	$1,057	$904	$1,303
Loans past due 90 days or more, but still accruing	—	—	—	—	—

Total non-performing loans	1,137	1,311	1,057	904	1,303
OREO	377	—	—	—	—

Total non-performing assets	$1,514	$1,311	$1,057	$904	$1,303
Delinquent loans 30-89 days past due	$3,965	$3,686	$3,981	$3,650	$3,980
Non-performing loans as a % of total loans	0.05%	0.08%	0.08%	0.08%	0.15%
Non-performing assets as a % of total assets	0.05%	0.06%	0.06%	0.06%	0.10%
Delinquent loans 30-89 days past due as a % of total loans	0.18%	0.23%	0.31%	0.33%	0.45%

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

        Non-Performing Assets.    At December 31, 2004, the Banks had non-performing assets of $1.5 million or 0.05% of total assets, representing an increase of $203,000 or 15.5%, from December 31, 2003. As of December 31, 2004 and 2003, the Company's non-performing assets consisted of nonaccrual loans and OREO. The increase in non-performing assets is due to the growth of the Banks loan portfolios and the acquisition of FSB. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, "Financial Statements and Supplementary Data—Notes 7 and 8 to Consolidated Financial Statements" for further information on nonperforming assets.

        Delinquencies.    At December 31, 2004, $4.0 million of loans were 30 to 89 days past due, an increase of approximately $279,000, or 7.6%, from the $3.7 million at December 31, 2003. The increase in loan delinquencies is due to the growth of the Banks' loan portfolios and the acquisition of FSB. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

        Potential Problem Loans.    The Banks' management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. At December 31, 2004, the Company had classified $5.8 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $8.8 million at December 31, 2003.

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

        While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

        In December 2003, the Company sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. The net proceeds after deducting underwriting expenses were approximately $47.4 million dollars. In connection with the sale, the Company also entered into a forward sale agreement pursuant to which a Merrill Lynch affiliate agreed to borrow and sell an additional 2.3 million shares of the Company's common stock.

        On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the "Amendment") with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company's common stock on December 12, 2003 with the net proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company's discretion up to and including December 17, 2004 at an initial forward price of $22.886 per share. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements."

        There are no additional off-balance sheet arrangements except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements."

G. Income/Expense

        In 2004, Boston Private demonstrated strong growth in the fundamental drivers of its business within the Company's control. The Company is also strategically aligned to benefit from stock market appreciation while continuing to manage the impact of a rising interest rate environment.

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

	2004 vs. 2003			2003 vs. 2002
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Cash and cash equivalents	$48	$475	$523	$(267)	$477	$210
Investments	(97)	2,937	2,840	(2,671)	2,758	87
Loans:
Commercial	381	21,098	21,479	(5,217)	10,867	5,650
Residential mortgage	(3,080)	6,182	3,102	(6,177)	3,282	(2,895)
Home equity and other	(172)	193	21	(528)	(137)	(665)

Total interest income	(2,920)	30,885	27,965	(14,860)	17,247	2,387

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	$30	$57	$87	$(144)	$76	$(68)
Money market	(1,617)	2,327	710	(3,738)	2,988	(750)
Certificates of deposit	(182)	3,116	2,934	(2,035)	(14)	(2,049)
Borrowed funds	(231)	3,651	3,420	(554)	2,071	1,517

Total interest expense	(2,000)	9,151	7,151	(6,471)	5,121	(1,350)

NET INTEREST INCOME	$(920)	$21,734	$20,814	$(8,389)	$12,126	$3,737

2. Net Interest Income and Margin

        Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-

bearing liabilities. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31
	2004			2003			2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
ASSETS
Earning assets:
Interest-bearing deposits	$115,996	$1,398	1.21%	$76,419	$875	1.15%	$37,060	$607	1.64%
Investments(1)	525,492	16,770	3.19%	412,150	13,201	3.20%	318,551	12,615	3.96%
Loans:(2)
Commercial	1,116,592	67,880	6.08%	764,585	45,715	5.98%	588,754	39,808	6.76%
Residential mortgage	732,263	34,379	4.75%	604,559	31,277	5.17%	548,290	34,171	6.23%
Home equity and other	82,053	4,322	5.24%	78,456	4,301	5.48%	80,745	4,966	6.15%

Total earning assets	2,572,396	124,749	4.84%	1,936,169	95,369	4.93%	1,573,400	92,167	5.86%

Less: Allowance for loan losses	24,141			18,481			15,751
Cash and due from banks	50,970			41,617			39,742
Other assets	245,669			92,025			74,976

Total assets	$2,844,894			$2,051,330			$1,672,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Deposits:
Savings and NOW	$243,826	$469	0.19%	$213,666	$382	0.18%	$172,606	$493	0.29%
Money market	1,071,663	11,227	1.05%	862,224	10,517	1.22%	654,546	11,225	1.71%
Certificates of deposit	423,125	7,764	1.84%	253,659	4,830	1.90%	254,171	6,878	2.71%
Borrowed funds	352,175	12,606	3.58%	250,318	9,186	3.67%	194,687	7,669	3.94%

Total interest-bearing liabilities	2,090,789	32,066	1.51%	1,579,867	24,915	1.58%	1,276,010	26,265	2.06%

Noninterest bearing demand deposits	374,393			260,082			219,774
Payables and other liabilities	85,305			31,969			21,979

Total liabilities	2,550,487			1,871,918			1,517,763
Stockholders' equity	294,407			179,412			154,604

Total liabilities and stockholders' equity	$2,844,894			$2,051,330			$1,672,367

Net interest income		$92,683			$70,454			$65,902
Interest rate spread			3.33%			3.35%			3.80%
Net interest margin			3.61%			3.64%			4.19%

(1)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34% for each year presented. These adjustments were $4.1 million, $2.7 million, and $1.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(2)
Loans held for sale and nonaccrual loans are included in average loan balances.

3. Condensed Consolidated Statement of Operations

	Year Ended December 31,			2004		2003
	2004	2003	2002	Inc. (dec.)%		Inc. (dec.)%
	(Dollars in thousands, except share data)
Net interest income	$88,579	$67,765	$64,028	$20,814	30.7%	$3,737	5.8%
Provision for loan losses	4,567	3,155	2,495	1,412	44.8%	660	26.5%

Net interest income after provision for loan losses	84,012	64,610	61,533	19,402	30.0%	3,077	5.0%

Fees and other income:
Investment management and trust fees	92,147	49,426	38,086	42,721	86.4%	11,340	29.8%
Financial planning fees	7,898	6,951	5,893	947	13.6%	1,058	18.0%
Deposit account service charges	1,217	919	834	298	32.4%	85	10.2%
Gain on sale of loans, net	1,424	2,854	2,609	(1,430)	(50.1)%	245	9.4%
Gain on sale of investment securities, net	373	2,508	1,619	(2,135)	(85.1)%	889	54.9%
Other income	5,154	3,209	2,827	1,945	60.6%	382	13.5%

Total fees and other income	108,213	65,867	51,868	42,346	64.3%	13,999	27.0%

Total revenues	192,225	130,477	113,401	61,748	47.3%	17,076	15.1%

Operating expenses
Salaries and employee benefits	93,218	62,668	52,494	30,550	48.7%	10,174	19.4%
Occupancy and equipment	15,702	15,634	11,467	68	0.4%	4,167	36.3%
Professional services	7,477	5,265	3,269	2,212	42.0%	1,996	61.1%
Amortization of intangibles	4,664	239	88	4,425	1,851.5%	151	171.6%
Other expenses	17,809	12,044	11,445	5,765	47.9%	599	5.2%
Minority interest	1,428	—	—	1,428	—	—	—

Total operating expenses and minority interest	140,298	95,850	78,763	44,448	46.4%	17,087	21.7%

Income before income taxes	51,927	34,627	34,638	17,300	50.0%	(11)	0.0%
Income tax expense	18,293	12,804	10,893	5,489	42.9%	1,911	17.5%

Net income	$33,634	$21,823	$23,745	$11,811	54.1%	$(1,922)	(8.1)%

Diluted earnings per share	$1.18	$0.92	$1.02	$0.26	28.3%	$(0.10)	(9.8)%

4. Comparison of Years Ended December 31, 2004 and 2003

        Net Income.    The Company reported net income for 2004 of $33.6 million, or $1.18 per diluted share compared to $21.8 million or $0.92 per diluted share, in 2003. The earnings in 2003 were reduced by approximately $3.0 million (net of tax), or $0.12 per diluted share for costs related to a retroactive state tax increase and an abandoned lease. The increase of $11.8 million in net income was the result of the Company's expansion through acquisitions, organic growth, and the reduced earnings in 2003 due to the costs related to the retroactive state tax increase and the abandoned lease. The Company recognized 76.1% growth in its AUM and advisory and 48.9% growth in its total assets, which was fueled by deposit growth of 43.9% and loan growth of 39.4%.

        REIT Tax Charge.    In the second quarter of 2003, the Company reached a settlement agreement with The Commonwealth of Massachusetts relating to legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The legislation amended existing Massachusetts law to expressly disallow the deduction for dividends received from a

REIT. The legislative amendment applied retroactively to tax years ending on or after December 31, 1999. In connection with the costs attributable to 1999-2002 under this agreement, the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the additional state taxes and interest, net of deferred and federal tax savings.

        Lease Abandonment.    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement, the Company recorded an expense of approximately $1.5 million or $0.06 per share.

        Net Interest Income.    Net interest income increased $20.8 million, or 30.7%. The increase was attributable to the increased volumes which added approximately $21.7 million of interest income, partially offset by reduced interest rates, which decreased net interest income by approximately $920,000. The additional volume was due to the acquisitions of FSB and Encino as well as organic growth. The reduced rates were due to the continued rate compression caused by the low interest rate environment for much of the year.

        Interest and Dividend Income.    Interest and dividend income increased $28.0 million, or 30.2% in 2004 as a result of increases in interest income on loans (commercial, residential, and consumer and other) and investments (taxable investment securities, non-taxable investments securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

        Interest income on commercial loans increased $21.5 million, or 47.3%, in 2004 as a result of a 46.0% increase in average balances and a 0.8% increase in average yield. The increase in the average balance of commercial loans was due to a combination of the acquisition of FSB and Encino as well as organic growth of the loan portfolios at the Banks.

        Interest income from residential mortgage, home equity and other consumer loans increased $3.1 million, or 8.8%, in 2004 as a result of a 19.2% increase in average balances partially offset by a decrease of 8.8% in yield when compared to 2003. Residential mortgage loan rates experienced a 42 basis point reduction in the average yield. The net loan growth in residential mortgage loans and home equity and other loans was $159.6 million.

        Investment income increased $3.4 million, or 28.9%, in 2004 as a result of a $152.9 million increase in the average balance partially offset by a 4 basis point decrease, or 1.8%, in average yield. The increase in the average balance was due to additional liquidity and the corresponding investment or lending alternatives made by the Banks. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

        Interest Expense.    Interest paid on deposits and borrowings increased $7.2 million, or 28.7%, in 2004. Interest paid on deposits increased $3.7 million as a result of a $409.1 million, or 30.8% increase in the average balance, partially offset by a 6 basis point or 5.4% decrease in the average rate paid. The increase in the average balance of deposits was due to the acquisitions of FSB and Encino as well as organic growth at the Banks. Interest paid on deposits and borrowings increased $7.2 million, or 28.7%, in 2004. Interest paid on borrowings increased $3.4 million, or 40.7%, as a result of a $101.9 million increase in the average balance, partially offset by a 9 basis point or 2.5% decrease in the average rate paid. The increase in the average balance of borrowings was due to additional FHLB borrowings by Boston Private Bank and the issuance of the junior subordinated debentures in October.

        Provision for Loan Losses.    The provision for loan losses increased $1.4 million, or 44.8%, to $4.6 million for 2004, from $3.2 million for 2003. These provisions reflect continued loan growth and the acquisitions of FSB and Encino. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $4,000 in 2004 compared to charge-offs, net of recoveries of $33,000, for the same period in 2003.

        Fees and Other Income.    Total fees and other income increased $42.3 million, or 64.3%. This increase is primarily attributable to the increases in our investment management and trust fees partially offset by a reduction in gain on sale of loans and gain on sale of securities.

        Investment management and trust fees increased $42.7 million, or 86.4%. This increase was due to an increase in AUM from the acquisition of DGHM, net new business, and market action. Organic net new sales totaled $862 million for 2004. Market action, or general appreciation in the market prices of securities, resulted in an increase of $1.6 billion in 2004. Acquisitions accounted for an in increase of $5.9 billion in AUM in 2004. KLS was acquired on December 31, 2004 which added approximately $2.9 billion of the $5.9 billion increase although there was no revenue earned from KLS in 2004 due to the date of the acquisition.

        Financial planning fees increased $947,000, or 13.6%, this increase is primarily attributable to growth in new business. With the acquisition of KLS, the Company expects financial planning fees to increase in 2005.

        Gains on sale of loans were $1.4 million for 2004, a 50.1% decrease from 2003. Boston Private Bank generally sells its fixed rate mortgages and earns a gain on the sale of the loans. The decrease in the demand for mortgage loans in 2004, which was due to rising mortgage rates and a subsequent decline in the refinancing market, has caused the volume of loans available for sale to decrease.

        Gain on sale of investments decreased $2.1 million, or 85.1%, to $373,000. The decrease was attributable to Boston Private Bank and Borel taking profits in 2003 on their fixed rate investments as rates declined in 2003. Also, the sale of investments is affected by the Banks liquidity, loan demand, and interest rate risk management.

        Operating Expenses and Minority Interest.    Total operating expenses and minority interest were $140.3 million in 2004, an increase of $44.4 million, or 46.4%, from 2003 to 2004. The increase is primarily attributable to salaries and benefits as well as other expenses resulting from the Company's growth and acquisitions.

        Salaries and employee benefits increased $30.6 million, or 48.7%, from $62.7 million to $93.2 million in 2004. This increase was due to the increase in the number of employees due to the acquisitions of DGHM, FSB, and Encino; increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon. The increase reflects additional variable compensation related to the new investment advisory, banking and financial planning business and on the increased profits that come from those businesses.

        Amortization of intangibles increased $4.4 million, from $239,000 to $4.7 million in 2004. This increase was due to the investment advisory contracts from the DGHM acquisition, the core deposit intangibles from the FSB and Encino acquisitions, and the non-compete agreements from the Encino acquisition. The Company expects amortization of intangibles to increase in 2005 due to the KLS acquisition on December 31, 2004 and having a full year of amortization on all the acquisitions that closed in 2004.

        Professional services increased $2.2 million, or 42.0%, from 2003. The increase is due to additional services for audit, legal, and consulting related to compliance to regulatory standards such as the Sarbanes Oxley Act and additional cots in building the Company's internal control infrastructure and mandated documentation.

        Other expenses increased $5.8 million, or 47.9% from $12.0 million to $17.8 million in 2004. Other expenses include contract services and processing, marketing and business development, insurance and other administrative expenses.

        Income Tax Expense.    The Company recorded income tax expense of $18.3 million in 2004, as compared to $12.8 million in 2003. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $11.6 million in 2003. The effective tax rate for 2004 was 35.2%, compared to 37.0% for 2003. Excluding the $1.2 million retroactive portion of the state tax expense in 2003, the effective rate was 33.5% for 2003. The increase in the Company's effective tax rate in 2004 was due to the acquisitions in New York and California. The Company's effective tax rate in 2005 will be affected by the income in various states as well as the level of tax free investments.

5. Comparison of Years Ended December 31, 2003 and 2002

        Net Income.    The Company reported net income for 2003 of $21.8 million, or $0.92 per diluted share. These earnings were reduced for costs of approximately $3.0 million (net of tax), or $0.12 per diluted share for costs related to a retroactive state tax increase and lease abandonment. Approximately $0.06 per diluted share related to both the enactment of the retroactive Massachusetts tax increase and the lease abandonment. Net income, excluding both of these special items, would have been $24.8 million, or $1.04 per diluted share, an increase of 4.5% in net income and 2.0% in diluted earnings per share when compared to net income of $23.7 million, or $1.02 per diluted share for the year ended December 31, 2002. The increase of $1.1 million in adjusted net income was the result of the Company's operational growth. The Company recognized 70.3% growth in its AUM and advisory and 20.6% growth in its balance sheet, which was fueled by deposit growth of 18.4% and loans of 24.0%.

        REIT Tax Charge.    In the second quarter of 2003, the Company reached a settlement agreement with the Commonwealth of Massachusetts relating to new legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a "REIT"). The new legislation amends existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applies retroactively to tax years ending on or after December 31, 1999. In connection with the cost of this agreement attributable to 1999-2002, the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes for the additional state taxes and interest, net of deferred and federal tax savings.

        Lease Abandonment.    In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company's lease agreement in Menlo Park, California. In connection with this agreement, the Company recorded an expense of approximately $1.5 million or $0.06 per share.

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

        Interest income on commercial loans increased $5.9 million, or 14.9%, in 2003 as a result of a 29.9% increase in average balances partially offset by an 11.5% decrease in average yield. The increase in the average balance of commercial loans was due to a combination of very low interest rates, a relatively healthy economy, and the continued uncertainty in the marketplace caused by bank merger activity. The Banks are now at a size that they are able to make larger loans and accommodate a greater universe of commercial borrowers.

        Interest income from residential mortgage, home equity and other consumer loans decreased $3.6 million, or 9.1%, as a result of a 16.4% decrease in average yield partially offset by an 8.6% increase in average balances. Residential mortgage loan rates experienced a 106 basis point reduction in the average yield of the mortgage portfolio. Gross new loan originations of approximately $349 million were due to increased prepayment speeds. The net loan growth in residential mortgage loans and home equity and other loans was $106 million.

        Investment income on nontaxable investment securities increased 27.8% in 2003 as a result of a 70.0% increase in average balances partially offset by a 24.3% decrease in average yield. During 2003, Boston Private Bank purchased municipal bonds to leverage its excess capital and improve earnings. These assets provide the best after-tax return to Boston Private Bank compared to other investments with similar terms.

        Interest Expense.    Interest paid on deposits and borrowings decreased $1.4 million, or 5.1%, in 2003 as a result of a decrease of 23.3%, or 48 basis points in the average cost of interest bearing liabilities partially offset by a 23.0% increase in average balances.

        Provision for Loan Losses.    The provision for loan losses increased $660,000, or 26.5%, to $3.2 million for 2003, from $2.5 million for 2002. These provisions reflect continued loan growth and a low level of nonperforming assets. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs net of recoveries were $33,000 compared to recoveries net of charge-offs of $34,000, for the same period in 2002. Charge-offs for 2003 were $114,000, which is one half of the 2002 charge-offs of $228,000 as there was a large recovery included in the 2002 activity.

        Fees and Other Income.    Total fees and other income increased $14.0 million, or 27.0%. This increase is primarily attributable to the increases in our investment management and trust fees. Financial planning fees, the gain on the sale of investment securities and other income also contributed to the increase, although to a much lesser degree.

        Investment management and trust fees increased $11.3 million, or 29.8%. This increase was due to an increase in AUM which was caused by net new business, rising markets and AUM from acquisitions.

        Financial planning fees increased $1.1 million, or 18.0%. This increase is attributable to both new business and special billings.

        Gains from the sale of loans were $2.9 million for 2003, a 9.4% increase over 2002. Demand for mortgage loan refinancings has slowed as mortgage rates stopped declining and increased slightly at year end 2003.

        Gain on sale of investments increased $889,000, or 54.9%. The increase was attributable to taking profits on the Company's fixed rate investments as rates declined in 2003. The weighted average remaining life of investment securities available for sale at December 31, 2003 was 3.83 years, which is 17.5% longer than the average remaining life at year end 2002. Most of the increase in investments went into municipal bonds which tend to have longer lives.

        Operating Expenses.    Total operating expenses of $95.9 million includes a reserve of $244,000 for the interest associated with the retroactive Massachusetts Tax increase and the lease abandonment costs of $2.4 million. Excluding both of these special items operating expenses would have been $93.2 million. This increase is primarily driven by increases in salary and employee benefit costs of

$10.2 million, professional service expenses of $2.0 million, and occupancy and equipment expenses of $4.2 million, which includes the lease abandonment costs of $2.4 million.

        Salaries and employee benefits increased $10.2 million, or 19.4%, from $52.5 million to $62.7 million in 2003. This increase was due to a 10% increase in the number of employees due to the growth of the business, increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon. This increase includes variable compensation related to the new investment advisory, banking and financial planning business and on the increased profits that come from that business.

        Occupancy and equipment expense was $15.6 million in 2003. Excluding the lease abandonment costs of $2.4 million, occupancy and equipment expense would have been $13.2 million, an increase of $2.4 million, or 14.8%. The increase was primarily attributable to new offices for the Company's private banking business as well as continued investments in technology.

        Professional services, which include such expenses as legal, consulting, directors' fees, audit and compliance services and other fees paid to external service providers, increased $2.0 million, or 61.1%. 60.2% of the total increase is due to the increase in consulting expenses, which include ongoing investments in future growth, such as our improvements in compliance and risk management.

        Income before income taxes was $34.6 million for each of 2003 and 2002.

        Income Tax Expense.    The Company recorded income tax expense of $12.8 million in 2003 as compared to $10.9 million in 2002. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $11.6 million. The effective tax rate for 2003 before the retroactive portion of the state tax increase was 33.5% compared to 31.4% in 2002. Increased tax exempt interest income in 2003 was not sufficient to offset the cost of increased state income taxes.

H. Critical Accounting Policies

        Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

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

        The valuation techniques used to determine the carrying value of goodwill acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the carrying value of the Company's goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives may adversely affect our results of operations.

        Goodwill is tested for impairment annually. Goodwill would also be reviewed for impairment if there is a significant adverse event such as the loss of key clients or key management. Impairment is tested for the first several years after acquisition by comparing operating earnings to those assumed when the affiliate was acquired. The implied earnings multiple derived by dividing the carrying value over the earnings is reviewed and compared to multiples for similar businesses. The ratio of assets under management to carrying value is also reviewed for registered investment advisor affiliates. The future prospects of the business unit are also considered. If this analysis indicates cause for concern, a more detailed review will be performed. This would typically include preparation of a discounted cash flow model for the business unit and perhaps, an analysis of values received when similar businesses were sold. Valuation consultants may also be employed to assist with the review. No additional testing or analysis was required during 2004 after the initial review for impairment of goodwill.

Tax estimates

        The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for the deferred tax assets at December 31, 2004, there is no guarantee that these assets are realizable.

        Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at December 31, 2004 is realizable and no valuation allowance is needed.

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

J. Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8 "Financial Statements and Supplementary Data," have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

K. Recent Accounting Pronouncements

        During June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of Statement No. 146 for all disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company established a reserve for a lease commitment on Sand Hill Road in Menlo Park, CA. This reserve was settled during 2003 as more fully explained in Note 9—Premises & Equipment.

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

        On December 16, 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("FAS123(R)"). FAS123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS123) and requires companies to expense the fair value of employee stock options, employee stock purchase plans and other forms of stock-based compensation. FAS123(R) is effective for periods beginning after June 15, 2005.

        FAS123(R) allows three alternative transition methods:

  •
  Modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption

  •
  Modified retrospective application ("MRA")

  •
  MRA with restatement of prior interim periods in the year of adoption only ("MRA-1")

        Under the MPA method without restatement, public companies should apply FAS 123(R) when recognizing compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not been vested by the date FAS123 (R) is adopted, and (3) any outstanding liability awards. Under the MRA method, companies are required to restate their prior financial statements so that they include the same amounts that were previously reported as pro forma disclosures under FAS 123's original provisions. Under the MRA-1 method, companies will restate their earlier interim periods in the year of adoption by using amounts from the FAS 123 pro forma disclosures from those earlier periods.

        The adoption of FAS123(R) will decrease Net Income and Earnings per Share for the Company. The Company is continuing to analyze the impact of this new pronouncement and has not determined which transition method will be used.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The

Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on July 1, 2003. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and in December 2003, issued Revised Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain "variable interest entities," as defined within the Interpretation, as of February 1, 2003 and FIN46 R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004. FIN46R also required the Company to deconsolidate the Boston Private Capital Trust I. See Note 14.

        Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of this standard did not have a material effect on the Company's financial condition, results of operations, earnings per share or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the Securities and Exchange Commission (SEC) staff recently provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, that may affect the Company's consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ending June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff's interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At December 31, 2004, the investment partnerships, for which the Company holds a general partnership interest and acts as the asset manager, have $553.0 million of assets, $97.4 million of liabilities, and $446.6 million of limited partnership interests. The Company's equity interest in the investment partnerships was $1.4 million at December 31, 2004, and $1.0 million at December 31, 2003.

        On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue 03-6 "Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share", affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company's Forward Stock Sale Agreement (the "Forward Agreement") dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and with restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 25. While this interpretation has no impact upon the Company's revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it does require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company's reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this interpretation on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of earnings per share as it relates to the Forward Agreement.

        In December 2003, the AICPA issued Statement of Position, No. 03-3 "Accounting for Certain Loans or Debt Securities in a Transfer" ("SOP 03-3"). SOP 03-3 requires loans and securities acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at fair value. The yield that may be accreted is limited to the excess of the investor's estimate of the undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer of loans, except for non-impaired loans acquired in a business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position of results of operations.

        In September 2004, the FASB approved the final release of FASB Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held-to-maturity and available-for-sale securities are other-than-temporary, including current guidance for cost method investments. The FASB has indicated that it will delay the finalization of the proposed FSP until 2005 as they are expected to take a "fresh look" at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Market Risk

        Management considers interest rate risk to be the most significant market risk for the Company. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets.

        Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by Westfield and DGHM, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.

        In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company, (ii) the ability of borrowers to repay adjustable rate loans, (iii) the average maturity of loans and certain mortgage backed securities, (iv) the rate of amortization of premiums paid on securities and, (v) the amount of unrealized gains and losses on securities available for sale.

        The principal objective of the Banks asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Banks actions in this regard are taken under the guidance of their respective Asset/Liability Committees ("ALCO"), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank evaluates hedging techniques to reduce interest rate risk where possible.

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

        Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, Boston Private Bank increased its borrowings of low cost funds from the Federal Home Loan Bank of Boston by approximately $77 million during 2004. These additional borrowings were used to fund purchases of higher yielding assets, such as investments and residential and commercial loans.

        As of December 31, 2004, the net interest income simulation indicated that the Banks' exposure to changing interest rates was within the established tolerance levels described above. With interest rates at low levels, it would be difficult to reduce the cost of funds should interest rates decline. The shift in pro forma net income, from January 1, 2004 to January 1, 2005 was due to the increase in interest rates in 2004. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a 12 month period:

	Twelve months beginning 1/1/05
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 200 basis point ramp	$1,655	1.47%
Down 100 basis point ramp	$(2,044)	(1.81)%
	Twelve months beginning 1/1/04
	Dollar Change	Percent Change
	(Dollars in thousands)
Up 200 basis point ramp	$(1,743)	(2.35)%
Down 100 basis point ramp	$266	0.36%

  Model Methodologies

  •
  The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time.

  •
  The model's yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 5.00% and 2.25%, respectively at December 31, 2004. All interest rate changes are assumed to occur over 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

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

        Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2004, Boston Private Bank's balance sheet is liability sensitive. Borel and FSB's balance sheets are asset sensitive. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks' gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

        The repricing schedule for the Banks' interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2004:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest earning assets(1):
Cash and due from banks	$1,580	$—	$—	$—	$—	$1,580
Federal funds sold and other	73,662	—	—	—	—	73,662
Short Term Investments	19,019	—	—	—	—	19,019
Investment securities	73,173	43,257	91,390	275,774	36,490	520,084
FHLB stock	18,423	1,664	—	—	—	20,087
Loans-held for sale	42,384	—	—	—	—	42,384
Loans-fixed rate	40,843	40,489	71,006	318,983	92,663	563,984
Loans-variable rate	1,037,460	53,275	116,317	424,144	53,420	1,684,616

Total interest earning assets	1,306,544	138,685	278,713	1,018,901	182,573	2,925,416

Interest bearing liabilities(2):
Savings and NOW accounts(3)	$196,643	70,504	—	—	—	267,147
Money market accounts	1,134,218	—	—	—	—	1,134,218
Time certificates under $100,000	40,442	36,481	19,489	10,041	33	106,486
Time certificates $100,000 or more	240,232	95,658	38,277	28,633	12,709	415,509
Reverse repurchase agreements	84,550	—	—	—	—	84,550
Borrowings	6,935	3,759	16,047	177,940	184,940	389,621

Total interest bearing liabilities	$1,703,020	206,402	73,813	216,614	197,682	2,397,531

Net interest sensitivity gap during the period	$(396,476)	$(67,717)	$204,900	$802,287	$(15,109)	$527,885
Cumulative gap	$(396,476)	$(464,193)	$(259,293)	$542,994	$527,885
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	76.72%	75.69%	86.93%	125.77%	122.99%
Cumulative gap as a percent of total assets	(12.12)%	(14.19)%	(7.93)%	16.60%	16.14%

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.

(2)
Does not include $463 million of demand accounts because they are non-interest bearing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2004	December 31, 2003
ASSETS:
Cash and due from banks	$55,252	$45,977
Federal funds sold and other interest-bearing assets	73,662	47,511

Cash and cash equivalents	128,914	93,488
Short term investments	19,019	200
Investment securities available for sale (amortized cost of $521,023 and $392,440, respectively)	520,084	396,546
Loans held for sale	42,384	4,900
Loans:
Commercial	1,357,067	880,626
Residential mortgage	796,991	651,290
Home equity and other consumer loans	94,542	80,648

Total loans	2,248,600	1,612,564
Less: allowance for loan losses	27,937	20,172

Net loans	2,220,663	1,592,392
Stock in Federal Home Loan Banks	20,087	11,122
Premises and equipment, net	20,314	13,740
Goodwill	130,486	17,181
Intangible assets	56,677	3,137
Fees receivable	21,521	12,427
Accrued interest receivable	11,859	8,833
Other assets	78,269	42,331

Total assets	$3,270,277	$2,196,297

LIABILITIES:
Deposits	2,386,368	1,658,461
Securities sold under agreements to repurchase	84,550	65,770
FHLB borrowings	275,187	197,850
Junior subordinated debentures	114,434	—
Accrued interest payable	3,376	2,100
Deferred acquisition obligations	23,396	3,957
Other liabilities	61,739	32,707

Total liabilities	2,949,050	1,960,845

Commitments and contingencies (Notes 9, 18, 22, 23, 24, 25)
STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 27,657,377 shares in 2004 and 25,166,836 shares in 2003	27,657	25,167
Additional paid-in capital	188,719	129,827
Retained earnings	110,189	83,006
Unearned compensation	(4,829)	(5,119)
Accumulated other comprehensive (loss) income	(509)	2,571

Total stockholders' equity	321,227	235,452

Total liabilities and stockholders' equity	$3,270,277	$2,196,297

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
INTEREST AND DIVIDEND INCOME:
Loans	$105,636	$81,034	$78,945
Taxable investment securities	5,650	5,921	6,855
Non-taxable investment securities	5,744	4,502	3,524
Mortgage-backed securities	1,738	44	91
Federal funds sold and other	1,877	1,179	878

Total interest and dividend income	120,645	92,680	90,293

INTEREST EXPENSE:
Deposits	19,460	15,729	18,596
FHLB borrowings	10,337	8,424	6,736
Securities sold under agreements to repurchase	743	750	915
Federal funds purchased and other	110	12	18
Junior subordinated debentures	1,416	—	—

Total interest expense	32,066	24,915	26,265

Net interest income	88,579	67,765	64,028
Provision for loan losses	4,567	3,155	2,495

Net interest income after provision for loan losses	84,012	64,610	61,533

FEES AND OTHER INCOME:
Investment management and trust fees	92,147	49,426	38,086
Financial planning fees	7,898	6,951	5,893
Earnings (losses) in equity investments	1,019	202	(40)
Deposit account service charges	1,217	919	834
Gain on sale of loans, net	1,424	2,854	2,609
Gain on sale of investment securities, net	373	2,508	1,619
Other	4,135	3,007	2,867

Total fees and other income	108,213	65,867	51,868

OPERATING EXPENSE:
Salaries and employee benefits	93,218	62,668	52,494
Occupancy and equipment	15,702	15,634	11,467
Professional services	7,477	5,265	3,269
Marketing and business development	5,148	3,647	3,618
Contract services and processing	2,936	1,856	1,803
Amortization of intangibles	4,664	239	88
Other	9,725	6,541	6,024

Total operating expense	138,870	95,850	78,763

Minority interest	1,428	—	—

Income before income taxes	51,927	34,627	34,638
Income tax expense	18,293	12,804	10,893

Net income	$33,634	$21,823	$23,745

Per share data:
Net income:
Basic earnings per share	$1.23	$0.95	$1.06
Diluted earnings per share	$1.18	$0.92	$1.02

Average basic common shares outstanding	27,313,171	22,954,937	22,412,665
Average diluted common shares outstanding	28,963,856	23,846,973	23,357,066

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$22,241	$70,611	$45,562	—	$1,217	$139,631
Net income	—	—	23,745	—	—	23,745
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	3,549	3,549

Total comprehensive income, net						27,294
Dividends paid: $0.16 per share	—	—	(3,582)	—	—	(3,582)
Proceeds from issuance of 109,088 shares of common stock	109	2,064	—	—	—	2,173
Stock options exercised	199	1,667	—	—	—	1,866

Balance at December 31, 2002	22,549	74,342	65,725	—	4,766	167,382
Net income	—	—	21,823	—	—	21,823
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,195)	(2,195)

Total comprehensive income, net						19,628
Dividends paid: $0.20 per share	—	—	(4,542)	—	—	(4,542)
Proceeds from issuance of 2,146,411 shares of common stock	2,146	46,287	—	—	—	48,433
Issuance of 238,575 shares of incentive stock grants	239	5,527	—	(5,766)	—	—
Amortization of incentive stock grants	—	—	—	647	—	647
Stock options exercised	233	2,287	—	—	—	2,520
Tax savings on options exercised	—	1,384	—	—	—	1,384

Balance at December 31, 2003	25,167	129,827	83,006	(5,119)	2,571	235,452
Net income	—	—	33,634	—		33,634
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(3,080)	(3,080)

Total comprehensive income, net						30,554
Dividends paid: $0.24 per share	—	—	(6,451)	—	—	(6,451)
Proceeds from issuance of 2,215,644 shares of common stock	2,216	53,960	—	—	—	56,176
Issuance of 70,725 shares of incentive stock grants	71	1,888	—	(1,959)	—	—
Amortization of incentive stock grants			—	2,249	—	2,249
Stock options exercised	203	1,955	—	—	—	2,158
Tax savings on options exercised	—	1,089	—	—	—	1,089

Balance at December 31, 2004	$27,657	$188,719	$110,189	$(4,829)	$(509)	$321,227

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,634	$21,823	$23,745
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,429	4,924	3,129
Amortization of investment and loan fees	574	(4,945)	(102)
Gain on sale of investment securities, net	(373)	(2,508)	(1,619)
Gain on sale of loans, net	(1,424)	(2,854)	(2,609)
Distributed earnings (loss) of partnership investments	453	(543)	124
Common shares issued as compensation	357	509	1,476
Tax savings on options exercised	1,089	1,384	—
Provision for loan losses	4,567	3,155	2,495
Loans originated for sale	(345,427)	(268,671)	(248,731)
Proceeds from sale of loans held for sale	308,880	297,547	228,368
Net (increase) decrease in fees receivable	(4,168)	(5,537)	308
Net (increase) decrease in accrued interest receivable	(1,727)	(1,175)	236
Net increase in other assets	(9,639)	(9,364)	(4,701)
Net increase (decrease) in accrued interest payable	828	(71)	(403)
Net increase in other liabilities	20,689	2,133	847

Net cash provided by operating activities	19,742	35,807	2,563

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short term investments	(18,819)	35,000	8,951
Investment securities available for sale:
Purchases	(437,469)	(347,911)	(310,784)
Sales	81,992	92,510	70,169
Maturities and principal payments	305,757	149,070	199,889
Investments in Trusts	(11,276)	—	—
Purchase of FHLB stock	(8,890)	(2,996)	(1,244)
Net increase in portfolio loans	(399,975)	(317,945)	(230,113)
Proceeds from sale of loans	—	8,471	26,233
Capital expenditures, net of sale proceeds	(8,109)	(3,548)	(5,995)
Cash paid for acquisitions, net of cash acquired	(78,941)	(1,847)	(1,817)

Net cash used in investing activities	(575,730)	(389,196)	(244,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	378,486	258,128	255,004
Net increase (decrease) in repurchase agreements	18,780	(7,280)	11,789
Net increase (decrease) in federal funds purchased	—	2,000	(5,500)
Proceeds from FHLB borrowings	86,775	66,406	49,880
Repayments of FHLB borrowings	(9,438)	(15,895)	(28,758)
Proceeds from borrowings under LOC	55,000	—	—
Repayments of borrowings under LOC	(55,000)	—	—
Proceeds from issuance of junior subordinated debentures, net	104,506	—	—
Dividends paid to stockholders	(6,451)	(4,542)	(3,582)
Proceeds from stock option exercises	2,158	2,520	1,866
Proceeds from issuance of common stock, net	16,598	48,011	697

Net cash provided by financing activities	591,414	349,348	281,396

Net increase (decrease) in cash and cash equivalents	35,426	(4,041)	39,248
Cash and cash equivalents at beginning of year	93,488	97,529	58,281

Cash and cash equivalents at end of year	$128,914	$93,488	$97,529

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$31,238	$24,986	$26,668
Cash paid for income taxes	25,889	11,722	12,385
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(3,080)	(2,195)	3,549
In conjunction with acquisitions, assets were acquired and liabilities were assumed as follows:
Fair value of net assets acquired	$192,351	$2,728	$1,992
Less: Estimated contingent deferred liability	41,253	2,389	1,157

Cash paid and common stock issued at close (includes options)	$151,098	$339	$835
Non-Cash Transactions
Equity issued for acquisitions	$39,221	$422	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

        Boston Private Financial Holdings, Inc. (the "Company") is a holding company which wholly-owns or majority-owns all of the issued and outstanding shares of common stock of Boston Private Bank & Trust Company ("Boston Private Bank"), a Massachusetts chartered trust company; Borel Private Bank & Trust Company ("Borel"), and First State Bank of California ("FSB"), California state banking corporations; Westfield Capital Management Company, LLC ("Westfield"), Sand Hill Advisors, Inc. ("Sand Hill"), Boston Private Value Investors, Inc. ("BPVI"), Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM"), registered investment advisers; and KLS Professional Advisors Group LLC ("KLS") and RINET Company LLC ("RINET"), registered investment advisors and financial planning firms. In addition, the Company holds an approximately 26.5% minority interest in Coldstream Holdings, Inc., ("Coldstream Holdings") and a 30% minority interest in Bingham, Osborn, & Scarborough, LLC ("BOS"). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor in Bellevue, WA. BOS is a financial planning and investment management firm located in San Francisco, CA. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FSB, (together the "Banks"), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET.

        Boston Private Bank pursues a "private banking" business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. In addition, it provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank specializes in separately managed mid to large cap equity and fixed income portfolios.

        Borel serves the financial needs of individuals, their families and their businesses in northern California. Borel conducts a commercial banking business, which includes deposit and lending activities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services to individuals.

        FSB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the Los Angeles and San Bernardino counties.

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

        KLS is a wealth management firm specializing in investment management, insurance, retirement planning, estate planning and income tax planning services. Founded in 1989, the firm is headquartered in New York City.

2.     MERGERS AND ACQUISITIONS

        The Company completed four business combinations in 2004 and all four were accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, core deposit intangibles, and other purchase accounting adjustments, if applicable, were recorded upon the completion of each acquisition.

        Boston Private's strategy is to build a national wealth management enterprise by expanding into demographically attractive regions in the United States through acquisition. The Company is acquiring companies that participate in three core competencies: private banking, wealth advisory and/or investment management. Within each region the Company seeks to form "clusters" of independent affiliates that represent these core competencies. Boston Private focuses on purchasing firms with good performance and growth potential, which could require a purchase price premium over book value.

        Westfield, RINET, Sand Hill, BPVI and Borel were acquired by merger prior to January 1, 2002. Except for Sand Hill, all of these mergers were accounted for as a "pooling of interests."

        On December 18, 2002, the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Since the initial acquisition, the Company has increased its ownership to approximately 26.5%. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. of Bellevue, WA. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients.

        On February 5, 2004, the Company acquired a 20% interest in BOS, a financial planning and investment firm located in San Francisco, CA. On August 11, 2004 the Company made an additional investment of 10% in BOS, for a total interest of 30% as of December 31, 2004. Over the next four years, the Company could acquire up to 70% interest in the firm. This investment is accounted for using the equity method.

        On February 6, 2004, the Company acquired an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. DGHM was founded in 1982 and was purchased for approximately $96.0 million, with approximately 86% payable in cash. Approximately 20% of the purchase price was deferred and the payments are contingent upon operating results of DGHM through a five-year earn out period. $21.0 million has been accrued as of December 31, 2004 for the net present value of the estimated remaining deferred payments, which are determinable beyond a reasonable doubt. 472,618 remaining payments will be paid with Boston Private common stock valued using the volume weighted average price for the 30 days prior to the annual payments.

        The following table sets forth the Company's results of operations on a pro forma basis as if the acquisition of DGHM had occurred at the beginning of the periods presented:

	2004	2003
	(In thousands) (unaudited)
Total revenues, net of interest expense	$199,257	$153,190
Provision for loan loss	4,567	3,155
Total expenses and minority interest	142,136	112,279

Income before taxes	52,554	37,756
Net Income	$33,980	$23,787
Basic earnings per share	$1.24	$0.93
Diluted earnings per share	$1.17	$0.89

        The following table sets forth the estimated assets acquired and the liabilities assumed at fair value from DGHM as of February 6, 2004:

CONDENSED BALANCE SHEET

Assets:
Cash	$600
Accounts receivable and other	5,346
Advisory contracts and other intangibles	39,430
Goodwill	57,106
Fixed assets	549

Total assets	$103,031

Liabilities:
Payables and accrued expenses	$4,129
Total liabilities	$4,129

Net Assets Acquired	$98,902

        On February 17, 2004, the Company acquired First State Bancorp, the holding company of FSB, a commercial bank situated in Los Angeles county. Founded in 1983, FSB is headquartered in Granada Hills with an office in Burbank and a loan production office in Rancho Cucamonga, CA. In the transaction, the Company acquired 100% of First State Bancorp's common stock through the issuance of 886,176 shares of Boston Private common stock valued at $21.1 million and $3.7 million in cash payments to shareholders. In addition, FSB stock options were converted to Boston Private options valued at $2.7 million for an aggregate transaction value of $27.5 million.

        On October 1, 2004, the Company through its subsidiary, FSB, completed its acquisition of Encino State Bank ("Encino") a $189 million asset commercial bank located in southern California. Founded in 1997, Encino had offices in Santa Monica, Westlake Village, and Encino, California. Upon consummation of the acquisition, Encino was acquired for $33.1 million in cash. Encino was merged into FSB with FSB as the surviving entity.

        On December 31, 2004, the Company completed its acquisition of an 81% interest in KLS. Located in New York City, KLS is a wealth management firm with approximately $2.9 billion of client assets under supervision. The transaction purchase price is approximately $30 million, with approximately 90% paid in cash. The sellers will receive 107,437 shares of Boston Private common stock on December 31, 2005 to complete the acquisition. The sellers are entitled to the dividends on these shares and they are included in average shares outstanding for the computation of basic and diluted earnings per share. KLS has an option to put and the Company has an option to call, at a negotiated formula based on fair market value, the remaining 19% interest in KLS beginning in 2010, respectively.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, and to prevailing industry practices.

        The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FSB, Westfield, Sand Hill, BPVI, DGHM, RINET, and KLS. Boston Private Bank's consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method and the net investment is included in Other Assets.

Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses as well as the evaluation of goodwill and other intangibles.

Significant Group Concentrations of Credit Risk

        Most of the Company's activities are with customers within the New England and northern and southern California regions of the country. Note 6 highlights the types of securities the Company invests in. Note 7 describes the types of lending activities the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

Statement of Cash Flows

        For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold, and other interest bearing assets, all of which have original maturities with 90 days or less, to be cash equivalents.

Cash and Due from Banks

        Boston Private Bank, Borel, and FSB are required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2004, the daily amount required to be held for Boston Private Bank, Borel, and FSB was $5.5 million, $1.2 million, and $5.1 million, respectively.

Short Term Investments

        Included in short term investments are certificates of deposit and other short term investments with original maturities greater than 90 days.

Investments and Mortgage-Backed Securities

        As of December 31, 2004 and 2003 all of the Company's investments and mortgage-backed securities were classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes, except for certain mutual fund investments of the Rabbi Trust which are included in Other Assets.

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

Loans

        Loans are carried at the principal amount outstanding generally including deferred loan origination fees and costs. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid off, the unamortized portion of net fees is recognized into interest income, or gain/ loss on sale of loans, respectively.

        Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. At December 31, 2004 and 2003 the amounts of impaired loans were immaterial.

        Loans on which the accrual of interest has been discontinued are designated non-accrual loans. Accrual of interest income on loans is discontinued when concern exists as to the collectibility of principal or interest. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from non-accrual status when they become less than 90 days past due and when concern no longer exists as to the collectibility of principal or interest. Interest received on non-accrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal.

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

Other Liabilities

        Included within Other Liabilities are approximately $836,000 of minority interests at December 31, 2004. The minority interests relate to the investment by third parties in DGHM and KLS.

Premises and Equipment

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

Other Assets

        Included within Other Assets are approximately $32.7 million of partnerships and unconsolidated affiliates, which are accounted for using the equity method of accounting. At December 31, 2004, the estimated excess of cost over net equity of our investment in BOS and Coldstream is approximately $6.7 million. Other assets also includes $10.0 million in trading account securities. These mutual fund securities are held within a Rabbi Trust and the assets are generally restricted to pay the Company's Deferred Compensation Plan liability. Unrealized gains and losses are recognized in Other Income.

Goodwill and Other Intangible Assets

        Goodwill represents the excess over fair value of assets acquired in a purchase business combination. Intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Statement 142, Goodwill and Other Intangible Assets. Statement 142 also requires that intangible assets with estimateable useful lives be amortized over their respective estimated useful lives to their estimated residual value, and are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Investment Management and Trust Assets Under Management

        Investment management and trust assets under management totaled $19.3 billion and $11.0 billion at December 31, 2004 and 2003, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

        The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its subsidiaries, which became effective July 1, 2002. Contributions to those plans are charged against earnings in the year they are made. See Note 16-Employee Benefits.

Incentive Plans

        The Company has a Stock Option and Incentive Plan to encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. The Company applies the intrinsic-value-based method of accounting to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements for the fair value based method of accounting for stock-based compensation. Amortization of the compensation expense associated with stock options is on a straight line method over the vesting period.

        The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based compensation.

(In thousands, except per share amounts)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income:
As reported	$33,634	$21,823	$23,745
Stock-based employee and director compensation expense, net of related tax effects	(2,401)	(2,378)	(2,671)

Proforma	$31,233	$19,445	$21,074

Basic earnings per share:
As reported	$1.23	$0.95	$1.06
Proforma	$1.17	$0.85	$0.94

Diluted earnings per share:
As reported	$1.18	$0.92	$1.02
Proforma	$1.10	$0.82	$0.90

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002
Expected life	4.1 yrs.	7 yrs.	7 yrs.
Expected volatility	25%	31%	30%
Risk-free interest rate	2.6%	3.8%	5.0%
Expected dividend yield	1.5%	1.2%	0.7%

Income Taxes

        The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The dilutive effect of convertible securities are reflected in diluted EPS by application of the if-converted method. Under the if-converted method, the interest expense on the convertible securities, net of tax, is added back to net income and the convertible shares are assumed to have been converted at the beginning of the period. The if-converted method is only used if the effect is dilutive.

        The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

(In thousands, except per share amounts)	2004	2003	2002
Net Income	$33,634	$21,823	$23,745
Interest on convertible trust preferred securities, net of taxes	672	—	—

Net Income for EPS calculation using the if-converted method	34,306	—	—
Average basic common shares outstanding	27,313	22,954	22,413
Effect of dilutive common shares	994	893	944
Effect of dilutive convertible shares	657	—	—

Weighted average common shares and effect of dilutive common shares	28,964	23,847	23,357
Basic earnings per share	$1.23	$0.95	$1.06
Diluted earnings per share	$1.18	$0.92	$1.02

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

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on July 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and in December 2003, issued Revised Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain "variable interest entities," as defined within the Interpretation, as of February 1, 2003 and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I. See Note 14.

        Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve, in May 2004, requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. Under the proposed rule, after a three-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. There can be no assurance that the Federal Reserve will continue to consider junior subordinated debentures as Tier 1 capital for regulatory purposes. As of December 31, 2004, if the Company's $111 million in junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would not meet the regulatory required capital adequacy minimums. If junior subordinated debentures were no longer considered to be Tier 1 capital, the Company would be permitted to redeem the securities without penalty. The adoption of this standard did not have a material effect on the Company's financial condition, results of operations, earnings per share or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the Securities and Exchange Commission ("SEC") staff recently provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, that may affect the Company's consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ending June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff's interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At December 31, 2004, the investment partnerships, for which the Company holds a general partnership interest and acts as the asset manager, have $553.0 million of assets, $97.4 million of liabilities, and $446.6 million of limited partnership interests. The Company's equity interest in the investment partnerships was $1.4 million at December 31, 2004, and $1.0 million at December 31, 2003.

        On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue 03-6 "Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share", affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company's Forward Stock Sale Agreement (the "Forward Agreement") dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and with restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 25. While this interpretation has no impact upon the Company's revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it does require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company's reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this interpretation on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of earnings per share as it relates to the Forward Agreement.

        In December 2003, the AICPA issued Statement of Position, No. 03-3 "Accounting for Certain Loans or Debt Securities in a Transfer" ("SOP 03-3"). SOP 03-3 requires loans and securities acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at fair value. The yield that may be accreted is limited to the excess of the investor's estimate of the undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer of loans, except for non-impaired loans acquired in a business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position of results of operations.

        In September 2004, the FASB approved the final release of FASB Staff Position ("FSP") EITF 03-1-1,"Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held-to-maturity and available-for-sale securities are other-than-temporary, including current guidance for cost method investments. The FASB has indicated that it will delay the finalization of the proposed FSP until 2005 as they are expected to take a "fresh look" at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety.

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

        On December 16, 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment ("FAS123(R)"). FAS123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS123) and requires companies to expense the fair value of employee stock options, employee stock purchase plans and other forms of stock-based compensation.

        FAS123(R) is effective for periods beginning after June 15, 2005.

        FAS 123(R) allows three alternative transition methods:

  •
  Modified prospective application ("MPA"), without restatement of prior interim periods in the year of adoption

  •
  Modified retrospective application ("MRA")

  •
  MRA with restatement of prior interim periods in the year of adoption only ("MRA-1")

        Under the MPA method without restatement, public companies should apply FAS 123(R) when recognizing compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not been vested by the date FAS123 (R) is adopted, and (3) any outstanding liability awards. Under the MRA method, companies are required to restate their prior financial statements so that they include the same amounts that were previously reported as pro forma disclosures under FAS 123's original provisions. Under the MRA-1 method, companies will restate their earlier interim periods by using amounts from the FAS 123 pro forma disclosures from those earlier periods.

        The adoption of FAS123(R) will decrease Net Income and Earnings per Share for the Company. The Company is continuing to analyze the impact of this new pronouncement and has not determined which transition method will be used.

4.     COMPREHENSIVE INCOME

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The Company's other comprehensive income and related tax effects for the years ended December 31, 2004, 2003, and 2002 is as follows:

(In thousands)	Pre-tax	Tax expense (benefit)	Net
2004
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(5,045)	$(2,187)	$(2,858)
Less: adjustment for realized gains	(373)	(151)	(222)
Other comprehensive income (loss)	$(5,418)	$(2,338)	$(3,080)
2003
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(866)	$(234)	$(632)
Less: adjustment for realized gains	(2,508)	(945)	(1,563)
Other comprehensive income (loss)	$(3,374)	$(1,179)	$(2,195)
2002
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,160	$2,547	$4,613
Less: adjustment for realized gains	(1,619)	(555)	(1,064)
Other comprehensive income	$5,541	$1,992	$3,549

5.     BUSINESS SEGMENTS

Management Reporting

        The Company has ten reportable segments: Boston Private Bank, Borel, FSB, Westfield, RINET, Sand Hill, DGHM, KLS, BPVI, and the Holding Company. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

Reconciliation of Reportable Segment Items

        The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the years ended December 31, 2004, 2003, and 2002:

AT AND FOR THE YEAR ENDED 2004

(In thousands)	Westfield	Rinet	KLS	Sand Hill	BPVI	DGHM	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$56	$10	$—	$3	$8	$—	$77
Non-Interest Income	45,578	7,800	—	6,069	6,007	22,240	87,694

Total Revenues	$45,634	$7,810	—	$6,072	$6,015	$22,240	$87,771
Non-Interest Expense and Minority Interest	26,483	6,589	—	5,441	4,931	16,984	60,428
Income Taxes	8,010	511	—	253	488	2,385	11,647

Segment Profit	$11,141	$710	$—	$378	$596	$2,871	$15,696
Segment Assets	$35,316	$4,231	$33,343	$16,329	$4,823	$104,804	$198,846
(In millions)
Assets Under Management	$7,707	$1,051	$2,880	$1,062	$860	$3,353	$16,913
(In thousands)	Boston Private Bank	Borel	FSB	Total Banks	Total Registered Investment Advisers	BPFH	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$50,564	$28,625	$10,541	$89,730	$77	$(1,238)	$10	$88,579
Non-Interest Income	14,515	4,055	1,744	20,314	87,694	652	(447)	108,213

Total Revenues	$65,079	$32,680	$12,285	$110,044	$87,771	$(586)	$(437)	$196,792
Provision for Loan Loss	2,575	1,685	307	4,567	—	—	—	4,567
Non-Interest Expense and Minority Interest	42,486	16,610	6,599	65,695	60,428	14,612	(437)	140,298
Income Taxes	4,803	5,872	2,213	12,888	11,647	(6,242)	—	18,293

Segment Profit	$15,215	$8,513	$3,166	$26,894	$15,696	$(8,956)	$—	$33,634
Segment Assets	$1,883,769	$733,641	$427,390	$3,044,800	$198,846	$46,357	$(19,726)	$3,270,277
(In millions)
Assets Under Management	$2,010	$568	$—	$2,578	$16,913	$—	$(185)	$19,306

AT AND FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)	Westfield	Rinet	Sand Hill	BPVI	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$56	$1	$(5)	$4	$56
Non-Interest Income	29,149	6,805	4,121	4,591	44,666

Total Revenues	$29,205	$6,806	$4,116	$4,595	$44,722
Non-Interest Expense	17,856	5,665	3,817	3,736	31,074
Income Taxes	4,747	477	120	353	5,697

Segment Profit	$6,602	$664	$179	$506	$7,951
Segment Assets	$18,671	$3,518	$15,847	$4,771	$42,807
(In millions)
Assets Under Management	$6,153	$800	$860	$779	$8,592
(In thousands)	Boston Private Bank	Borel	Total Banks	Total Registered Investment Advisers	BPFH	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$45,717	$21,816	$67,533	$56	$168	$8	$67,765
Non-Interest Income	16,733	4,693	21,426	44,666	43	(268)	65,867

Total Revenues	$62,450	$26,509	$88,959	$44,722	$211	$(260)	$133,632
Provision for Loan Loss	2,075	1,080	3,155	—	—	—	3,155
Non-Interest Expense	39,883	13,833	53,716	31,074	11,320	(260)	95,850
Income Taxes	7,506	4,147	11,653	5,697	(4,546)	—	12,804

Segment Profit	$12,986	$7,449	$20,435	$7,951	$(6,563)	$—	$21,823
Segment Assets	$1,533,472	$574,732	$2,108,204	$42,807	$60,238	$(14,952)	$2,196,297
(In millions)
Assets Under Management	$1,986	$538	$2,524	$8,592	$—	$(150)	$10,966

AT AND FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)	Westfield	Rinet	Sand Hill	BPVI	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$50	$(11)	$14	$6	$59
Non-Interest Income	18,460	5,915	4,091	3,963	32,429

Total Revenues	$18,510	$5,904	$4,105	$3,969	$32,488
Non-Interest Expense	12,223	4,972	3,868	3,054	24,117
Income Taxes	2,630	381	100	361	3,472

Segment Profit	$3,657	$551	$137	$554	$4,899
Segment Assets	$10,859	$2,629	$14,427	$3,320	$31,235
(In millions)
Assets Under Management	$2,766	$591	$477	$501	$4,335
(In thousands)	Boston Private Bank	Borel	Total Banks	Total Registered Investment Advisers	BPFH	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$45,488	$18,465	$63,953	$59	$16	$—	$64,028
Non-Interest Income	15,641	3,891	19,532	32,429	(54)	(39)	51,868

Total Revenues	$61,129	$22,356	$83,485	$32,488	$(38)	$(39)	$115,896
Provision for Loan Loss	1,775	720	2,495	—	—	—	2,495
Non-Interest Expense	35,506	11,131	46,637	24,117	8,048	(39)	78,763
Income Taxes	6,792	3,806	10,598	3,472	(3,177)	—	10,893

Segment Profit	$17,056	$6,699	$23,755	$4,899	$(4,909)	$—	$23,745
Segment Assets	$1,323,736	$466,831	$1,790,567	$31,235	$18,493	$(19,554)	$1,820,741
(In millions)
Assets Under Management	$1,605	$501	$2,106	$4,335	$—	$—	$6,441

6.     INVESTMENT SECURITIES

        A summary of investment securities available for sale follows:

		Unrealized
(In thousands)	Amortized Cost			Market Value
		Gains	Losses
At December 31, 2004
U.S. Government and agencies	$199,897	$200	$(1,111)	$198,986
Corporate bonds	35,222	19	(278)	34,963
Municipal bonds	228,629	1,642	(903)	229,368
Mortgage backed securities	46,025	10	(533)	45,502
Other	11,250	15	—	11,265

Total	$521,023	$1,886	$(2,825)	$520,084

At December 31, 2003
U.S. Government and agencies	$179,869	$1,514	$(92)	$181,291
Corporate bonds	19,222	63	(137)	19,148
Municipal bonds	192,554	2,885	(130)	195,309
Mortgage backed securities	795	3	—	798

Total	$392,440	$4,465	$(359)	$396,546

        The following table sets forth the maturities of investment securities available for sale at December 31, 2004 and the weighted average yields of such securities:

	U.S. Government and Agencies			Corporate Bonds			Municipal Bonds
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$85,578	$85,441	2.20%	$17,161	$17,151	2.98%	$51,075	$51,025	2.08%
After one, but within five years	113,841	113,066	3.06%	18,061	17,812	3.09%	120,582	120,514	2.36%
After five, but within ten years	—	—	—%	—	—	—	27,214	27,782	3.19%
After ten years	478	479	3.71%	—	—	—	29,758	30,047	3.63%

Total	$199,897	$198,986	2.70%	$35,222	$34,963	3.04%	$228,629	$229,368	2.56%

	Mortgage Backed Securities			Other Investment Securities			Total
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$—	$—	—%	$11,250	$11,265	1.66%	$165,064	$164,882	2.21%
After one, but within five years	—	—	—%	—	—	—	252,484	251,392	2.73%
After five, but within ten years	13,292	13,163	4.23%	—	—	—	40,506	40,945	3.53%
After ten years	32,733	32,339	4.29%	—	—	—	62,969	62,865	3.97%

Total	$46,025	$45,502	4.27%	$11,250	$11,265	1.66%	$521,023	$520,084	2.78%

        Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average remaining life of investment securities available for sale at December 31, 2004 was 4.42 years. As of December 31, 2004, approximately $109.6 million of investment securities available for sale were callable before maturity. The weighted average yield is calculated based on average amortized cost which does not include the effect of changes in market value that are reflected as a component of stockholders' equity.

        The following table presents the sale of investment securities and mortgage backed securities with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Amortized cost of securities sold	$81,619	$90,002	$68,550
Gains realized on sales	373	2,560	1,619
Losses realized on sales	—	(52)	—

Net proceeds from sales	$81,992	$92,510	$70,169

        The following table sets forth investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2004
U.S. Agencies	$127,188	$869	$3,912	$82	$131,100	$951
U.S. Government	27,738	160	—	—	27,738	160
Corporate bonds	22,381	169	2,891	109	25,272	278
Municipal bonds	130,563	903	—	—	130,563	903
Mortgage backed securities	42,925	533	—	—	42,925	533

Total	$350,795	$2,634	$6,803	$191	$357,598	$2,825

        The U.S. Agencies securities are comprised of 59 securities guaranteed by an agency of the U.S. Government. The U.S. Government securities are comprised of 12 securities which are guaranteed by the U.S. Government. The Corporate Bonds are comprised of 12 securities with credit ratings of at least Baa-1. The municipal bonds are comprised of 84 securities which have credit ratings of at least Baa-1. The mortgage backed securities are comprised of 6 securities which were guaranteed by either the Federal Home Loan Mortgage Corp. ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

        As of December 31, 2003, substantially all of the investment security unrealized losses of $359,000 occurred within the prior 12 months and were due to short-term interest rate fluctuations.

        The following table sets forth the cost method investments, which are included in Other Assets, having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the time period that the investments have been temporarily impaired:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2004
Cost Method Investments	$—	$—	$18,907	$142	$18,907	$142

Total	$—	$—	$18,907	$142	$18,907	$142

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2003
Cost Method Investments	$—	$—	$17,732	$488	$17,732	$488

Total	$—	$—	$17,732	$488	$17,732	$488

        The cost method investments with unrealized losses were comprised of two and three investments at December 31, 2004 and 2003, respectively. These investments had an amortized cost of $19.0 million and $18.2 million at December 31, 2004 and 2003, respectively. Boston Private Bank invests primarily in low income housing partnerships which generate tax credits. Boston Private Bank also holds partnership interests in venture capital funds formed to provide financing to small businesses, and to promote community development. Temporary impairment is caused by the fact that the partnerships are still in the early stages of their lives, and have not yet invested all of their funds and/or have had enough time to fully develop their portfolio companies. Therefore, management does not believe these investments are other-than-temporarily impaired.

        The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders' equity as of December 31, 2004:

(In thousands)	Amortized Cost	Market Value
U.S. Treasury	$32,971	$32,812
Federal National Mortgage Association	106,456	105,993
Federal Home Loan Bank	65,613	65,128

Total	$205,040	$203,933

7.     LOANS RECEIVABLE

        The Banks' lending activities are conducted principally in New England and northern and southern California. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans and consumer loans (principally home equity loans). Most loans are secured by borrowers' personal or business assets. The ability of the Banks' single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers' ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio is susceptible to changing conditions in the New England and northern and southern California economies. Included in commercial loans are $181.4 million and $96.1 million of construction loans as of December 31, 2004 and 2003, respectively. Mortgage loans serviced for others totaled $6.3 million and $9.0 million at December 31, 2004 and 2003, respectively.

        Loans outstanding to senior management, executive officers and directors aggregated $19.1 million and $3.9 million at December 31, 2004 and 2003, respectively.

        All loans to senior management, executive officers and directors were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

        The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2004	December 31, 2003
Non-accrual loans	$1,137	$1,311
Loans past due 90 days or more, but still accruing	—	—

Total non-performing loans	$1,137	$1,311

Loans past due 30-89 days	$3,965	$3,686

        Interest income that would have been recorded on non-accrual loans in accordance with the loans' original terms would have been $106,000 in 2004 and $144,000 in 2003, compared with amounts that were actually recorded of $59,000 and $97,000, respectively.

8.     ALLOWANCE FOR LOAN LOSSES

        An analysis of the activity in the allowance for loan losses is as follows:

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Balance at beginning of year	$20,172	$17,050	$14,521
Provision for loan losses	4,567	3,155	2,495
Charge-offs	(65)	(114)	(228)
Recoveries	61	81	262
Addition due to acquisitions	3,202	—	—

Balance at end of year	$27,937	$20,172	$17,050

9.     PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following:

(In thousands)	December 31, 2004	December 31, 2003
Leasehold improvements	$15,311	$10,907
Furniture, fixtures, and equipment	21,253	14,800
Buildings	1,373	319
Land	374	—

Subtotal	38,311	26,026

Less accumulated depreciation and amortization	17,997	12,286

Premises and equipment, net	$20,314	$13,740

        Depreciation and amortization expense related to premises and equipment was $4.1 million, $3.3 million, and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture, fixtures and equipment is 2-10 years with the exception of computer equipment, which is 3-5 years.

        The Company is obligated for minimum payments under noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

(In thousands)	Minimum Lease Payments
2005	$8,233
2006	8,366
2007	7,134
2008	6,151
2009	6,075
Thereafter	28,326

Total	$64,285

        During 2003, the Company reached an agreement with the landlord in Menlo Park, CA to purchase the lease and terminate the Company's lease agreement. In connection with this agreement the Company recorded an expense of approximately $1.5 million, net of tax, or $0.06 per share.

        Rent expense for the years ended December 31, 2004, 2003, and 2002 was $6.9 million, $6.7 million, and $6.1 million, respectively.

10.   EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND INTANGIBLE ASSETS

        The following is an analysis of the activity in goodwill and intangible assets:

(In thousands) Intangibles	Balance at December 31, 2002	Acquisitions and Additions	Amortization	Balance at December 31, 2003
Boston Private Bank—Other Intangibles	$141	$—	$(19)	$122
Sand Hill Advisory Contracts	—	922	(23)	899
BPVI Advisory Contracts	1,324	989	(197)	2,116

Total	$1,465	$1,911	$(239)	$3,137

Intangibles	Balance at December 31,2003	Acquisitions, Additions, and Reclasses	Amortization	Balance at December 31, 2004
Boston Private Bank—Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(104)	870
BPVI Advisory Contracts	2,116	—	(238)	1,878
DGHM Advisory Contracts	—	38,300	(3,794)	34,506
DGHM Non-Compete Agreements	—	1,130	(146)	984
FSB Core Deposit Intangibles	—	7,600	(349)	7,251
FSB Non-Compete Agreements	—	273	(28)	245
KLS Non-Compete Agreements	—	478	—	478
KLS Advisory Contracts	—	10,465	—	10,465

Total	$3,137	$58,204	$(4,664)	$56,677

Goodwill	Balance at December 31, 2003	Acquisitions, Additions, Reclasses, and Adjustments	Balance at December 31, 2004
Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	(144)	13,417
BPVI	1,334	(130)	1,204
DGHM	—	57,106	57,106
FSB	—	37,240	37,240
KLS	—	19,116	19,116

Total	$17,181	$113,305	$130,486

        The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts are being amortized over their estimated useful life of ten years on the straight-line method except for the DGHM and KLS advisory contracts, which are being amortized on the constant attrition method. Under the constant attrition method for DGHM, approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method. Under the constant attrition method for KLS, approximately 10% of the net advisory contracts will be amortized each year for six years. The Company expects to amortize the remaining unamortized cost over a nine-year life using the straight-line method.

        The value assigned for advisory contracts and goodwill to KLS are an initial estimate. Due to the acquisition of KLS on December 31, 2004, this initial estimate is subject to change based on further analysis of the value of the acquired advisory contracts.

        The value attributable to the core deposit intangibles ("CDI") is a function of the expected longevity of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The intangible value of CDI is being amortized over fifteen years for FSB and eight years for Encino on a straight-line basis.

        The value attributable to the non-compete agreements was based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the contractual lives of the agreements, which range from 2 to 7 years.

        The estimated annual amortization expense for these intangibles over the next five years is:

2005	$6.4 million
2006	$5.8 million
2007	$5.3 million
2008	$4.8 million
2009	$4.5 million

        The goodwill is expected to be deductible for tax purposes except for FSB, which includes Encino.

11.   DEPOSITS

        Deposits are summarized as follows:

(In thousands)	December 31, 2004	December 31, 2003
Demand deposits (non-interest bearing)	$463,008	$287,154
NOW	229,461	207,324
Savings	37,686	26,146
Money market	1,134,218	887,791
Certificates of deposit under $100,000	106,486	75,707
Certificates of deposit $100,000 or greater	415,509	174,339

Total	$2,386,368	$1,658,461

        Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2004	December 31, 2003
Less than 3 months remaining	$280,673	$100,124
3 to 6 months remaining	132,139	77,959
6 to 12 months remaining	57,766	32,027
1 to 3 years remaining	34,624	26,224
3 to 5 years remaining	4,050	7,909
More than 5 years remaining	12,743	5,803

Total	$521,995	$250,046

        Interest expense on certificates of deposit $100,000 or greater was $6.1 million, $3.4 million, and $4.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        $1.6 million and $1.8 million of overdrawn deposit accounts were reclassed to loans at December 31, 2004 and 2003, respectively.

12.   FEDERAL HOME LOAN BANK BORROWINGS

        Boston Private Bank is a member of the Federal Home Loan Bank (FHLB) of Boston. Borel and FSB are members of the FHLB of San Francisco. As members of a FHLB, the Banks have access to short and long-term borrowings. As of December 31, 2004, Boston Private Bank had $275.2 million of borrowings outstanding and available credit of $267.0 million. Boston Private Bank had additional short-term federal fund lines with the FHLB and correspondent banks of $130.0 million at December 31, 2004. Borrowings from the FHLB are secured by the Bank's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 75% of the carrying value of certain residential mortgage loans. Borel had no outstanding borrowings at December 31, 2004. Borel also had available credit with the FHLB and other correspondent banks of $80.5 million as of December 31, 2004. FSB had no outstanding borrowings at December 31, 2004. FSB also had available credit with the FHLB and other correspondent banks of $23.3 million as of December 31, 2004.

        As members of the FHLB, the Banks are required to invest in the common stock of the FHLB. In April of 2004, the FHLB changed their capital structure. At that time, all outstanding stock that the Banks owned was converted to Class B stock which may not be redeemed earlier than five years. Additional purchases of stock may not be redeemed earlier than five years from date of purchase. There is a membership stock investment base requirement in the amount of 35 basis points of all pledgable assets and an activity based stock requirement equal to 4.5% of outstanding advances from the FHLB. As and when such stock is redeemed, the Banks would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2004, the Banks' FHLB stock holdings totaled $20.1 million. The Banks' investment in FHLB stock is recorded at cost and is redeemable at par.

        A summary of borrowings from the Federal Home Loan Banks is as follows:

	December 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$17,500	3.61%	$6,344	2.82%
Over 1 to 2 years	38,179	3.65%	11,500	4.45%
Over 2 to 3 years	58,504	3.99%	21,586	4.87%
Over 3 to 5 years	72,282	3.83%	67,403	4.21%
Over 5 years	88,722	4.78%	91,017	4.73%

Total	$275,187	4.13%	$197,850	4.49%

13.   SHORT-TERM BORROWINGS

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
2004
Outstanding at end of period	$—	$84,550
Maximum outstanding at any month end	16,500	84,550
Average balance for the year	2,041	76,784
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	1.43%	1.03%

2003
Outstanding at end of period	$—	$65,770
Maximum outstanding at any month end	—	77,700
Average balance for the year	945	72,267
Weighted average rate at end of period	—%	1.06%
Weighted average rate paid for the period	1.35%	1.12%

2002
Outstanding at end of period	$—	$73,050
Maximum outstanding at any month end	—	89,696
Average balance for the year	922	64,907
Weighted average rate at end of period	—%	1.22%
Weighted average rate paid for the period	2.00%	1.41%

        The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated balance sheet. The securities underlying the agreements remain under the Company's control. Investment securities with a market value of $85 million and $71 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2004 and 2003, respectively.

        As of December 31, 2004, the Company had an unused line of credit from an unaffiliated bank, which totaled $50 million. Borrowings under the facility would carry an interest rate slightly below prime. The Company pays fees for its revolving credit facility. The Company and its bank subsidiaries are required to maintain specified minimum capital requirements, loan ratios, and other debt covenant requirements, as stipulated in the credit agreement.

14.   JUNIOR SUBORDINATED DEBENTURES

        On October 5, 2004 the Company and Boston Private Capital Trust I, a Delaware statutory trust (the "Trust"), entered into a Purchase Agreement for the sale of $75 million of convertible trust preferred securities to be issued by the Trust and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034. The Company also granted the initial purchasers an option to purchase up to an additional $30 million of convertible trust preferred securities, which was exercised on November 1, 2004.

        Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of the Trust. The Company owns all of the Trust's common securities. The Trust's only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.

        The initial conversion ratio is 1.5151 shares of the Company's common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The trust preferred securities may not be redeemed prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of BPFH's common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming all $105 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 3,181,818 shares of common stock.

        The initial conversion ratio is subject to adjustment if the Company takes certain actions, including paying dividends to all holders of Boston Private common stock, excluding any quarterly cash dividend on Boston Private common stock to the extent that such quarterly cash dividend per share of Boston Private common stock in any quarter does not exceed the greater of (i) $0.060 and (ii) 1.00% multiplied by the average of the daily closing prices per share of Boston Private common stock for the ten consecutive trading days ending on the trading day immediately prior to the declaration date of the dividend. If an adjustment is required to be made as a result of a distribution that is a quarterly dividend, the adjustment would be based upon the amount by which the distribution exceeds the amount of the quarterly cash dividend permitted to be excluded.

        The Company has the following covenants with regard to the Trust:

  •
  to cause the Trust to remain a statutory business Trust and not try to voluntarily dissolve, wind-up, liquidate or terminate except as permitted by the Trust agreement;

  •
  to maintain directly or indirectly ownership of all of the common securities of the Trust;

  •
  to use its commercially reasonable efforts to ensure that the Trust will not be an "investment company" under the Investment Company Act of 1940, as amended from time to time, or any successor legislation; and

  •
  to take no action that would be reasonably likely to cause the Trust to be classified as an association or a partnership taxable as a corporation for United States federal income tax purposes.

        At December 31, 2004, the Company was in compliance with the above covenants.

        So long as the Company is not in default in the payment of interest on the junior subordinated convertible debentures, the Company has the right under the indenture to defer payments of interest. The Company has no current intention to exercise its right to defer interest payments on the junior subordinated convertible debentures issued to the Trust. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated convertible debentures.

        The Company, through the acquisition of FSB, assumed the outstanding amount of FSB's junior subordinated debentures of $6 million. The trust preferred securities have a floating rate based on the

3 month London inter bank offering rate plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The debentures will mature on March 26, 2033. The debentures may be redeemed, in whole or in part, after March 26, 2008.

        Debt issuance costs for the Boston Private Capital Trust I are recorded as an asset and amortized on the effective yield method over the life of the securities.

        For the junior subordinated debentures acquired from FSB, debt issuance costs are amortized over a 65 month-period on a straight-line basis.

15.   INCOME TAXES

        The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Current expense:
Federal	$17,070	$11,939	$12,698
State	5,740	5,956	788

Total current expense	22,810	17,895	13,486
Deferred expense (benefit):
Federal	(3,717)	(3,684)	(2,350)
State	(800)	(1,407)	(236)
Change in valuation allowance	—	—	(7)

Total deferred expense (benefit)	(4,517)	(5,091)	(2,593)

Income tax expense	$18,293	$12,804	$10,893

        The difference between the statutory Federal income tax rate and the effective Federal income tax rate is as follows:

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income tax, net of Federal tax benefit	6.4%	4.6%	1.0%
Tax exempt interest, net	(4.8)%	(4.5)%	(3.6)%
Merger costs	—%	—%	0.1%
Tax credits	(1.9)%	(1.7)%	(1.6)%
Other, net	0.5%	(0.3)%	0.5%

Effective income tax rate before prior years REIT state tax charge	35.2%	33.1%	31.4%
Retroactive REIT state tax charge, net of Federal tax benefit	—%	3.9%	—%

Effective income tax rate	35.2%	37.0%	31.4%

        The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2004	December 31, 2003
Gross deferred tax assets:
Allowance for losses on loans	$10,543	$7,613
Deferred and accrued compensation	8,068	5,144
Acquired deferred tax asset	2,574	2,733
Stock grants	967	—
Unrealized loss on securities available for sale	430	—
Other	294	202

Gross deferred tax assets	22,876	15,692
Valuation allowance	—	—

Total deferred tax assets	22,876	15,692
Gross deferred tax liabilities:
Unrealized gain on securities available for sale	—	1,535
Goodwill and acquired intangible assets	4,383	937
Depreciation	—	237
Stock grants	—	201
Investment in partnerships	39	159

Total gross deferred tax liabilities	4,422	3,069

Net deferred tax asset	$18,454	$12,623

        Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $39.5 million of future net taxable income to realize the net deferred tax asset at December 31, 2004. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

REIT State Tax Charge

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

        California has, to date, taken no action to change its tax laws to eliminate a parallel tax savings mechanism available under California law. The California Franchise Tax Board has, however, issued general guidance in which it concluded that, in its view, the foregoing tax-savings mechanism is unavailable to California REITs. Based on these developments and other business considerations, the Company dissolved the REIT owned by Boston Private Bank and the REIT owned by Borel on January 22, 2004.

16.   EMPLOYEE BENEFITS

Employee 401(k) Profit Sharing Plan

        The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its subsidiaries, which became effective on July 1, 2002. The plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank & Trust Company 401(k) plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan were merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Previously, the Company and its subsidiaries maintained 401(k) plans for the benefit of employees of the Company, with the exception of the employees of Westfield, which maintained its own profit sharing plan. Employees that had completed a certain length of service, which varied by plan but was generally between one hour and one year, and were at least twenty-one (21) years of age, were eligible to participate in the plans. Under the plans, the Company typically made a matching contribution, which also varied by plan. Consolidated expenses relating to the above mentioned plans were $1.5 million, $1.6 million, and $1.2 million, in 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

        The Company maintains an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company's common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 48,005 shares issued under the plan during fiscal year 2004. As of December 31, 2004 there were 157,495 shares reserved for future issuance.

Salary Continuation Plans

        Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $275,000, $251,000, and $241,000, for 2004, 2003 and 2002, respectively. The amount recognized in other liabilities was $3.0 million as of December 31, 2004 and 2003. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.5 million and $5.3 million, which are included in other assets on the accompanying balance sheets, as of December 31, 2004 and 2003, respectively.

        FSB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $263,000 in 2004. The net amount recognized in other liabilities was $904,000 at December 31, 2004. FSB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $2.7 million, which are included in Other Assets on the accompanying balance sheet as of December 31, 2004.

Deferred Compensation Plan

        The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee's taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The increase in value is recognized as compensation expense. Historically, the deferred compensation liability was not funded. However, during 2003, the Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in Other Income.

Incentive Plans

        Under the 2004 Stock Option and Incentive Plan (the "Plan"), the Company may grant options or stock to its officers, employees, non-employee directors and other key persons of the Company for an amount not to exceed 5% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. Under the Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted except for non-employee directors in which the exercise price shall be equal to the fair market value on the date the stock option is granted. Generally options expire ten years from the date granted and vest over a three-year period for officers and employees and a one-year period for non-employee directors.

        The restricted stock grants vest between one and five years. There were 70,725 shares granted and $2.2 million of expense was recognized in 2004 for stock based compensation awards.

        A summary of the status of the Company's stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	2,754,994	$15.02	2,361,164	$14.11	1,969,493	$10.94
Granted	946,423	23.45	695,200	17.46	612,000	22.77
Exercised	(205,319)	10.67	(232,862)	10.81	(197,879)	9.24
Canceled	(32,691)	18.16	(68,508)	18.80	(22,450)	14.79

Options at end of year	3,463,407	$17.60	2,754,994	$15.02	2,361,164	$14.11

Options exercisable at year end	2,145,042	$14.05	2,017,224	$13.64	1,448,890	$10.79

Weighted average fair value of options granted during the year		$5.86		$5.99		$8.82

        The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$3.00 to $3.95	37,722	0.87	$3.45	37,722	$3.45
$4.00 to $6.00	142,400	1.91	4.98	142,400	4.98
$7.15 to $9.13	674,607	4.29	8.25	674,607	8.25
$9.22 to $11.41	222,364	5.50	10.17	222,364	10.17
$13.16 to $16.72	535,181	8.04	16.67	178,995	16.57
$18.33 to $18.79	324,125	6.20	18.71	310,791	18.71
$18.80 to $20.62	148,500	7.65	19.22	142,167	19.20
$20.75 to $22.47	523,409	7.02	22.09	355,697	22.01
$23.38 to $25.59	75,502	9.01	23.95	12,924	24.51
$25.77 to $27.30	779,597	9.01	27.02	67,375	26.87

Total	3,463,407	6.71	$17.60	2,145,042	$14.05

Supplemental Executive Retirement Plan

        The Company has a non-qualified supplemental executive retirement plan ("SERP") with an executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004.

        Expected benefits were increased and full vesting age was increased to age 68. At December 31, 2004, the actuarial present value of the projected benefit was $7.8 million and the accrued SERP liability was $1.0 million. The benefit will be fully accrued by November 2009. The discount rate used to calculate the SERP liability was 8.0% through July 2004 and 6.5%, thereafter.

17.   OTHER OPERATING EXPENSE

        Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Forms and supplies	$1,089	$907	$897
Telephone	576	412	369
Training and education	423	250	261
Postage	520	435	387
Insurance	2,296	1,637	1,092
Publications and subscriptions	273	303	293
Dues and memberships	263	251	224
Courier and express mail	585	431	292
Imputed interest on acquisitions	888	226	538
Other	2,812	1,689	1,671

Total	$9,725	$6,541	$6,024

18.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unused lines of credit, standby letters of credit, and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

        Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default.

        Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2004	December 31, 2003
Commitments to originate loans
Variable rate	$112,251	$63,606
Fixed rate	15,021	16,497

Total commitments to originate loans	$127,272	$80,103

Unused lines of credit	$545,220	$361,650

Standby letters of credit	$15,711	$16,713
Forward commitments to sell loans	$43,813	$16,569

19.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The book values and fair values of the Company's financial instruments are as follows:

	December 31, 2004		December 31, 2003
(In thousands)
	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$128,914	$128,914	$93,488	$93,488
Securities (includes Short Term Investments)	539,103	539,103	396,746	396,746
Loans, net (includes Loans Held for Sale)	2,263,047	2,262,941	1,597,292	1,589,354
Other assets	53,467	53,467	32,382	32,382
FINANCIAL LIABILITIES:
Deposits	2,386,368	2,385,802	1,658,461	1,659,620
FHLB borrowings	275,187	276,595	197,850	205,389
Junior subordinated debentures	114,434	127,034	—	—
Other liabilities	87,926	87,926	67,870	67,870

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

Junior Subordinated Debentures

        The fair value of the Junior Subordinated Debentures issued by Boston Private Capital Trust I was based on the current market price of the security at December 31, 2004. The fair value of the Junior Subordinated Debentures acquired in the FSB acquisition approximates book because of the floating rate nature of the security.

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

20.   BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2004	December 31, 2003
ASSETS:
Cash	$7,050	$7,225
Other interest bearing assets	—	47,311

Cash and cash equivalents	7,050	54,536

Short term investments	18,919	—
Investment in wholly owned subsidiaries:
Banks	252,399	150,970
Nonbanks	160,197	27,032
Investment in partnerships and trusts	12,152	1,905
Other assets	12,660	3,798

Total assets	$463,377	$238,241

LIABILITIES:
Deferred acquisition payments	$21,021	$899
Junior subordinated debentures	114,434	—
Accounts payable and accrued expenses	6,695	1,890

Total liabilities	142,150	2,789
STOCKHOLDERS EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000
issued: 27,657,377 shares in 2004, and 25,166,836 shares in 2003	27,657	25,167
Additional paid-in capital	183,890	124,708
Retained earnings	110,189	83,006
Accumulated other comprehensive (loss) income	(509)	2,571

Total stockholders' equity	321,227	235,452

Total liabilities and stockholders' equity	$463,377	$238,241

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
INCOME:
Interest income	$269	$187	$16
Loss on sale of securities	—	—	(60)
Dividends from subsidiaries
Banks	425	2,000	—
Nonbanks	12,345	3,500	3,820
Other income	642	23	6

Total income	13,681	5,710	3,782

EXPENSES:
Salaries and benefits	8,919	5,731	4,395
Professional fees	3,132	1,405	1,620
Lease abandonment expense	—	2,375	—
Interest expense	1,497	—	—
Other expenses	2,561	1,808	2,033

Total expenses	16,109	11,319	8,048

Loss before income taxes	(2,428)	(5,609)	(4,266)

Income tax benefit	(6,242)	(4,546)	(3,176)

Income/(loss) before equity in undistributed earnings of subsidiaries	3,814	(1,063)	(1,090)
Equity in undistributed earnings of subsidiaries	29,820	22,886	24,835

Net income	$33,634	$21,823	$23,745

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATION ACTIVITIES:
Net income	$33,634	$21,823	$23,745
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Equity in earnings of subsidiaries
Banks	(26,894)	(20,434)	(23,755)
Nonbanks	(15,696)	(7,952)	(4,900)
Dividends from subsidiaries
Banks	425	2,000	—
Nonbanks	12,345	3,500	3,820
Depreciation, amortization and accretion	919	730	(133)
Common shares issued as compensation	357	509	1,476
(Increase) decrease in other assets	(9,694)	(129)	1,507
Increase (decrease) in other liabilities	4,805	(1,252)	2,105

Net cash provided by (used in) operating activities	201	(1,205)	3,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(104,431)	(1,504)	(2,866)
Capital investment in subsidiaries
Banks	(40,198)	(4,168)	(4,000)
Nonbanks	(379)	(455)	(425)
Investment in partnerships	(3,555)	(104)	(1,801)
Purchase of short term investments	(18,919)	—	—
Repayment/(loans) to nonbank affiliates	457	(157)	320

Net cash used in investing activities	(167,025)	(6,388)	(8,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,125	48,433	697
Proceeds from issuance of junior subordinated debentures, net	104,506	—	—
Proceeds from exercise of stock options	2,158	3,904	1,866
Dividends paid to stockholders	(6,451)	(4,542)	(3,582)

Net cash provided by (used in) financing activities	119,338	47,795	(1,019)

Net (decrease) increase in cash and cash equivalents	(47,486)	40,202	(5,926)
Cash and cash equivalents at beginning of year	54,536	14,334	20,260

Cash and cash equivalents at end of year	$7,050	$54,536	$14,334

21.   SELECTED QUARTERLY DATA (UNAUDITED)

	2004
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$25,466	$23,009	$20,920	$19,184
Non-interest income	30,479	26,863	26,753	24,118

Total revenues	55,945	49,872	47,673	43,302
Provision for loan losses	1,411	1,130	1,070	956
Non-interest expense and minority interest	39,736	35,162	34,011	31,389

Income before taxes	14,798	13,580	12,592	10,957

Income taxes	5,332	4,800	4,437	3,724

Net income	$9,466	$8,780	$8,155	$7,233

Earnings per share
Basic	$0.35	$0.32	$0.30	$0.26

Diluted	$0.33	$0.31	$0.29	$0.25

	2003
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$17,556	$16,891	$17,010	$16,308
Non-interest income	$18,596	17,420	15,412	14,439

Total revenues	36,152	34,311	32,422	30,747
Provision for loan losses	820	786	771	778
Non-interest expense	25,051	24,132	22,580	24,087

Income before taxes	10,281	9,393	9,071	5,882
Income taxes	3,403	3,011	1,589	4,801

Net income	$6,878	$6,382	$7,482	$1,081

Earnings per share
Basic	$0.29	$0.28	$0.33	$0.05

Diluted	$0.28	$0.27	$0.32	$0.05

        The first quarter of 2003 includes $3.1 million, or $0.13 per share, for the estimated cost of the retroactive change in the Massachusetts law that disallows REIT dividend deductions back to 1999. The first quarter also includes $1.2 million, or $0.05 per share, for the estimated after tax loss on an abandoned lease in California.

        The estimated cost of the REIT loss was reduced $1.6 million, or $0.07 per share, in the second quarter of 2003 when an agreement was reached with the Commonwealth of Massachusetts to settle the tax dispute. The estimated cost of the California lease was increased $0.3 million, or $0.01 per share, in the second quarter.

22.   REGULATORY MATTERS

Investment Management

        The Company's investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and by state regulatory agencies. Specifically, six of the Company's subsidiaries, including Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and DGHM act as sub-advisers and Sand Hill acts as an adviser to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974, ("ERISA") to the extent any such entities act as a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

        The Company and its subsidiaries are also subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System, (the "Federal Reserve"), the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of Boston Private Bank, Borel, and FSB to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks and the California Department of Financial Institutions. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to foster the safety and soundness of the Banks and protect depositors and not for the purpose of protecting stockholders.

        The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Banks' assets and certain off-balance sheet items as calculated under regulatory accounting standards. The Banks' respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill and purchased intangibles, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2004, management believes that the Banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 2004, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2004, Boston Private Bank, Borel, and FSB meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2004 that management believes have adversely changed the Company's or the Banks' categories.

        Actual capital amounts and regulatory capital requirements as of December 31, 2004 and 2003 are presented in the tables below:

					To Be Well Capitalized Under Prompt Corrective Action Purposes
			For Capital Adequacy Purposes
	Actual
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2004
Total risk-based capital:
Company	$270,740	12.17%	$177,955	>8.0%	$222,444	>10.0%
Boston Private Bank	131,550	10.77	97,719	8.0	122,149	10.0
Borel	67,471	10.41	51,846	8.0	64,808	10.0
FSB	33,456	11.41	23,455	8.0	29,319	10.0
Tier I risk-based:
Company	242,933	10.92	88,978	4.0	133,466	6.0
Boston Private Bank	116,266	9.52	48,860	4.0	73,289	6.0
Borel	59,524	9.18	25,923	4.0	38,885	6.0
FSB	29,981	10.23	11,727	4.0	17,591	6.0
Tier I leverage capital:
Company	242,933	7.88	123,245	4.0	154,056	5.0
Boston Private Bank	116,266	6.20	74,979	4.0	93,723	5.0
Borel	59,524	7.95	29,952	4.0	37,440	5.0
FSB	29,981	7.64	15,695	4.0	19,619	5.0
AS OF DECEMBER 31, 2003
Total risk-based capital:
Company	$231,799	15.07%	$123,047	>8.0%	$153,809	>10.0%
Boston Private Bank	112,914	11.28	80,072	8.0	100,090	10.0
Borel	51,834	10.26	40,398	8.0	50,497	10.0
Tier I risk-based:
Company	212,562	13.82	61,523	4.0	92,285	6.0
Boston Private Bank	100,385	10.03	40,036	4.0	60,054	6.0
Borel	45,599	9.03	20,199	4.0	30,298	6.0
Tier I leverage capital:
Company	212,562	9.66	88,059	4.0	110,073	5.0
Boston Private Bank	100,385	6.60	60,822	4.0	76,027	5.0
Borel	45,599	8.08	22,564	4.0	28,205	5.0

        Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

23.   LITIGATION AND CONTINGENCIES

Investment Management Litigation

        On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged "opportunity loss," notwithstanding that the fund administered by the Retirement Board grew substantially under Westfield's and Kalson's management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Summary judgment papers are scheduled to be served in March 2005.

Trust Litigation

        Since 1984, Borel has served as a trustee of a private family trust (the "Trust"), which was a joint owner of certain real property known as the Guadalupe Oil Field. Litigation commenced in 1994. Certain beneficiaries of the Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor. In various related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeal. Borel has prevailed on all material issues.

        In the several actions pending, the plaintiff beneficiaries seek the unwinding of the Settlement and Purchase and Sale Agreements, the return of the Guadalupe Oil Field to the Trusts, and unspecified damages against Borel for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel's actions had damaged the trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context but neither the issue of damages nor the issue of Borel's liability has been finally determined.

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

24.   RELATED PARTY TRANSACTIONS

        In connection with the relocation of its headquarters office, Borel entered into a ten-year lease during 1986 for office space located in the Borel Financial Center in San Mateo, CA, which is owned by the Borel Estate Company, a limited partnership. Two of the general partners of Borel Estate

Company are relatives of Borel's Vice-Chairman and Director Harold A. Fick and of Director Ronald G. Fick. The Vice Chairman of the Board of Borel, Miller Ream, is a general partner in a limited partnership, which is the other general partner. The limited partners of Borel Estate Company are Harold A. Fick, Ronald G. Fick and two of their relatives.

        In February 1997, Borel exercised the first of five five-year options to extend the term of the lease commencing on March 12, 1997. As calculated pursuant to the terms of the lease, the base rent for the additional period was $2.65 per square foot per month. Payment of the base rent was abated for the first six months of the additional period, through September 11, 1997. During 2004, 2003 and 2002, respectively, Borel Estate Company received $1.1 million, $1.0 million, and $0.9 million in rental payments from Borel. In December 2001, Borel exercised its second option to extend the lease for an additional five-year term. The lease payments for this additional period, starting March 13, 2002 were calculated in accordance with the terms of the original lease. The lease calls for a rent adjustment equal to the lesser of an adjustment for the change in the consumer price index (CPI) for the five-year period, or an adjustment to make the rental payments equal to 90% of the agreed upon market rent. The cost would be $3.43 per square foot if based on the agreed upon fair market rent. The cost based on then current CPI was $3.33 per square foot. The lease was therefore extended for additional five years at $3.33 per square foot. In July 2002 Borel acquired an additional 2,957 square feet of rentable space within the building and negotiated inclusion of that space into its existing lease at the same cost of $3.33 per square foot. The lease extension of this additional space calls for renewals at 100% of fair market value. Effective January 1, 2004, Borel has contracted for an additional 3,039 square feet of space at the Borel Financial Center at $2.50 per square foot for the next 38 months, the term remaining in the second extension to the original lease. Thereafter, the price per square foot will be at market value.

        The law firm of Weitkamp & Weitkamp provides legal services to FSB. Frederick J. Weitkamp, who is a director and vice chairman of FSB, is also a partner of Weitkamp & Weitkamp. Frederick J. Weitkamp does not work directly with FSB, all services are done by another partner. The total payments to Weitkamp & Weitkamp were approximately $9,000 in 2004.

        The Northridge Insurance Agency ("NIA") provides insurance services to FSB. Stanley Bryant, who is a director of FSB, is a principal and agent for NIA. The total payments to NIA were approximately $83,000 in 2004.

        Dr. Allen Sinai, a Director of the Company, is President, Chief Executive Officer, and Chief Economist of Decision Economics, Inc. ("DEI"). In October 2001, DEI asserted a claim against Boston Private Bank in the amount of approximately $500,000 for damages allegedly sustained in connection with allegedly unauthorized and forged checks executed by DEI's former office manager over a period of many years in an account at Boston Private Bank. Negotiations ensued between DEI and Boston Private Bank and, in January 2003, Boston Private Bank settled this claim by a payment to DEI in the amount of $150,000. Dr. Sinai recused himself from participation in the negotiations that resolved this claim.

25.   COMMON STOCK

        In December 2003, the Company sold approximately 2.1 million shares of common stock at a public offering price of $24.25 per share. The net proceeds after deducting estimated underwriting expenses were approximately $47.4 million dollars. In connection with the sale, the Company also entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Merrill Lynch Affiliate") agreed to borrow and sell an additional 2.3 million shares of the Company's common stock. In the first quarter of 2004, the Company drew down 700,000 shares of stock under the forward sale agreement.

        On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the "Amendment") with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company's common stock on December 12, 2003 with the net proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company's discretion up to and including December 17, 2004 at an initial forward price of $22.886 per share. Under the Amendment, the Company will receive approximately $36 million in proceeds for the issuance of approximately 1.6 million shares of the Company's common stock (unless the Company elects cash settlement), and settlement will take place on a settlement date or dates to be specified at the Company's discretion up to and including December 31, 2005 at an initial forward price determined in accordance with the following schedule:

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

        The Company can be required to settle the Amendment on a date specified by the Merrill Lynch Affiliate if (1) in its judgment, it is unable to continue to borrow a number of shares of the Company's common stock equal to the number of shares to be delivered by it under the Amendment or it is commercially impracticable to do so, or (2) the closing price of the Company's common stock is equal to or less than $8.00 per share on any trading day. The Merrill Lynch Affiliate's decision to exercise its right to require the Company to settle the Amendment will be made irrespective of the Company's need for capital. In the event that early settlement of the Amendment is based on the closing price of the Company's common stock as described above, the Company will have the right to elect stock, cash or net stock settlement. In the event that early settlement of the Amendment is based on the availability of stock borrowed as described above, the Company would be required to settle by delivering shares of its common stock.

        In the unlikely event of a cash settlement the payment would be calculated based upon the difference between the Company's share price and the forward sale price multiplied by the number of shares in the Amendment. At December 31, 2004, this would have resulted in a payment by the Company to the Merrill Lynch Affiliate of $8.8 million, which approximates fair value. If the Company's current share price is lower than the forward sale price than the Company would receive a payment from the Merrill Lynch Affiliate. For every dollar increase (decrease) in the value of the Company's stock, the payment to the Merrill Lynch Affiliate would increase (decrease) by $1.6 million. Except under limited circumstances, the Company has the right to elect cash or net stock settlement under the Amendment so the Company can settle the contract by delivering shares of its common stock.

        The impact of the forward contract is reflected in the financial statements through an increase to diluted common shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts
March 15, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

        The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company's internal controls over financial reporting and for the Company's independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. The Company elected to utilize this 45 day extension. Therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, the Company spent considerable time and resources analyzing, documenting and testing its system of internal controls. Currently, the Company is not aware of any material weaknesses in its internal controls over financial reporting and related disclosures.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned "Election of Directors," appearing in the definitive Proxy Statement (the "Proxy Statement") for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned "Information Regarding Executive Officers" in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 11. EXECUTIVE COMPENSATION

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

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004 regarding shares of common stock of the Company that may be issued under our existing equity compensation plans, including the 1997 Plan, the Company's Directors' Stock Option Plan (the "Directors' Plan"), the 2004 Plan and the Company's 2001 Employee Stock Purchase Plan (the "ESPP"). Footnote (3) to the table sets forth the total number of shares of Common Stock of the Company issuable upon the exercise of assumed options as of December 31, 2004, and the weighted average exercise price of these options.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	3,463,407	(2,3)	$17.60	4,094,894	(4)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	3,463,407		$17.60	4,094,894

(1)
Consists of the 2004 Plan, the 1997 Plan, the Directors' Plan, and the ESPP.

(2)
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)
Does not include outstanding options to acquire 48,492 shares, at a weighted-average exercise price of $9.15 per share, that were assumed in connection with the 2001 merger of Borel Bank & Trust Company with and into a subsidiary of the Company, under the Borel Bank & Trust Company's 1989 Stock Option Plan. No future options may be granted under the Borel Bank & Trust Company's 1989 Stock Option Plan.

(4)
Includes shares available for future issuances under the ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8 "Financial Statements and Summary Data in Note 24—Related Party Transactions in Notes to Consolidated Financial Statements."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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
3.5
Amendment to By-laws of Boston Private Financial Holdings, Inc., dated April 18, 2002 (incorporated by reference to Exhibit 3.5 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
10.1
Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)
10.2
Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-4 filed on August 16, 2001)

10.3
Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated December 28, 1988 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.4
Amendment to Executive Salary Continuation Agreement by and between Borel Bank & Trust Company and Ronald G. Fick, dated January 17, 1987 (incorporated by reference to exhibit 10.4 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.5
Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.6
Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-1 filed April 1, 1991)
10.7
Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
10.8
Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2001)
10.9
Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
10.10
Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 6, 2000)
10.11
Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Richard N. Thielen, dated November 17, 2003 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 12, 2004)
10.12
Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003 (incorporated by reference to Exhibit 10.14 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 12, 2004)
10.13
Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.14
Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on July 24, 2001)
10.15
Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on November 28, 2001)
10.16
Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.17	Borel Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.'s Registration Statement on Form S-8 filed on December 3, 2001)
10.18	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003
10.19
January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan (incorporated by reference to exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.20
February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors' Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.'s Annual Report on Form 10-K filed on March 7, 2003)
10.21
Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)
10.22	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)
10.23
Forward Sale Agreement, dated December 11, 2003, by and among Boston Private Financial Holdings, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Agent (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on December 18, 2003)
*10.24	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003
10.25
Executive employment agreement dated January 1, 2004 by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)
10.26
First Amendment to the Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.27
Amended Forward Sale Agreement dated December 11, 2003, by and among Boston Private Financial Holdings, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O'Neill & Partners, L.P., (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on April 12, 2004)
10.28	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.'s Form S-8 filed on June 15, 2004)
10.29
Amended and Restated Credit Agreement by and between Boston Private Financial Holdings, Inc. and Sun Trust Bank dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on September 1, 2004)
10.30
Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on October 15, 2004)
10.31
Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on October 15, 2004)
10.32	First State Bank of California 1994 Stock Option Plan (incorporated by reference to Boston Private Financial Holdings, Inc.'s Form S-8 filed on March 5, 2004)
10.33
Amended Forward Sale Agreement dated November 1, 2004, between Boston Private Financial Holdings, Inc., and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on November 3, 2004.)
10.34
Purchase Agreement dated October 5, 2004 between Boston Private Financial Holdings, Inc. and Boston Private Capital Trust I; for the sale of convertible trust preferred securities (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.'s Current Report on Form 8-K filed on October 12, 2004.)
10.35
Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed March 7, 2005)
11.1	Statement regarding computation of per share earnings (set forth in the "Notes to Consolidated Financial Statements" herewith)
*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.
*23.1	Consent of KPMG LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934
*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

(b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the fourth quarter of 2004:

        On October 12, 2004 the Company filed a Current Report, dated October 5, 2004, on Form 8-K regarding: the Company and Boston Private Capital Trust I entering into a purchase agreement for the sale of convertible trust preferred securities to be issued by the trust and guaranteed by the Company on a subordinated basis; the Company completing the acquisition of Encino State Bank; and the Company announcing it had signed a definitive agreement to acquire an 81% interest in the business of KLS Professional Advisors Group, LLC.

        On October 15, 2004 the Company filed a Current Report, dated October 12, 2004, on Form 8-K regarding Boston Private Capital Trust I issuing $75 million of convertible trust preferred securities under an Amended and Restated Declaration of Trust dated October 12, 2004.

        On November 1, 2004 the Company filed a Current Report, dated October 27, 2004, on Form 8-K regarding: the press release that was issued announcing the Company's financial results for the third quarter of 2004; the exercising of the option of the initial purchasers of the convertible trust preferred securities to purchase an additional $30 million; and the election of William J. Shea as a director of the Company.

        On November 3, 2004 the Company filed a Current Report, dated November 1, 2004, on Form 8-K regarding the Company entering into an Amended and Restated Forward Sale Agreement with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

        On December 21, 2004 the Company filed a Current Report, dated December 16, 2004, on Form 8-K regarding the appointment of Robert J. Whelan as Executive Vice President and Chief Financial Officer and the Company and Mr. Whelan entering into a Restricted Stock Award Agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2005.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 15, 2005
/s/ WALTER M. PRESSEY Walter M. Pressey	President	March 15, 2005
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 15, 2005
/s/ PETER C. BENNETT Peter C. Bennett	Director	March 15, 2005
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 15, 2005
/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	March 15, 2005
/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 15, 2005
/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	March 15, 2005
/s/ WILLIAM J. SHEA William J. Shea	Director	March 15, 2005
/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 15, 2005
/s/ STEPHEN M. WATERS Stephen M. Waters	Director	March 15, 2005
/s/ ROBERT J. WHELAN Robert J. Whelan	Executive Vice President and Chief Financial Officer	March 15, 2005
/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	March 15, 2005