Form 10-K/A
period 2004-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2005-04-04
CIK 821127

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

        None.

EXPLANATORY NOTE

        Boston Private Financial Holdings, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Company's annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 15, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management's annual report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm in an amendment to its annual report on Form 10-K not later than forty five days after the prescribed period for filing such annual report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

  •
  include a Report of Independent Registered Public Accounting Firm relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting;

  •
  include management's annual report on internal control over financial reporting; and

  •
  include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions listed above.

        As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 1, 2005 to cover their report related to our internal control over financial reporting is being filed.

        Except for the amendments described above, this Amendment does not modify or update the Company's previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer, President, and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer, President, and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Management's Report on Internal Control over Financial Reporting

        The management of Boston Private Financial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability and preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment, the Company believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework. The Company acquired KLS Professional Advisors Group, LLC ("KLS") on December 31, 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, KLS's internal control over financial reporting, with associated assets of $33.3 million as of December 31, 2004. There was no revenue generated by KLS that was included in the Company's consolidated financial statements for the year ended December 31, 2004.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by the Company's independent registered public accounting firm whose report follows this report.

Changes in Internal Controls over Financial Reporting

        There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Boston Private Financial Holdings, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Boston Private Financial Holdings, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating of the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company acquired KLS Professional Advisors Group, LLC ("KLS") on December 31, 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, KLS's internal control over financial reporting, with associated assets of $33.3 million as of December 31, 2004. There was no revenue generated by KLS that was included in the Company's consolidated financial statements for the year ended December 31, 2004.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Boston, MA
April 1, 2005

Item 15(a)(3). EXHIBIT LIST

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
11.1	Statement regarding computation of per share earnings (set forth in the "Notes to Consolidated Financial Statements" herewith)
*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.
**23.1	Consent of KPMG LLP
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
**31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed with the Company's original Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005

**
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2005.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
By:	/s/ TIMOTHY L. VAILL Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints Timothy L. Vaill and Walter M. Pressey, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign this report and any and all amendments to this report, and to the Company's report on Form 10-K filed on March 15, 2005, and to file this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	April 1, 2005
/s/ WALTER M. PRESSEY Walter M. Pressey	Director and President	April 1, 2005
/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	April 1, 2005
/s/ PETER C. BENNETT Peter C. Bennett	Director	April 1, 2005
/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	April 1, 2005

/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	April 1, 2005
/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	April 1, 2005
/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	April 1, 2005
/s/ WILLIAM J. SHEA William J. Shea	Director	April 1, 2005
/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	April 1, 2005
/s/ STEPHEN M. WATERS Stephen M. Waters	Director	April 1, 2005
/s/ ROBERT J. WHELAN Robert J. Whelan	Executive Vice President and Chief Financial Officer	April 1, 2005
/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	April 1, 2005

QuickLinks

  ITEM 9A. CONTROLS AND PROCEDURES
  Item 15(a)(3). EXHIBIT LIST