Form 10-Q
period 2005-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2005-05-10
CIK 821127

As filed with the Securities and Exchange Commission on May 10, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2005:

Common Stock-Par Value $1.00	28,017,244
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Cash and due from banks	$158,063	$55,252
Federal funds sold and other interest-bearing assets	245,820	73,662
Cash and cash equivalents	403,883	128,914
Short-term investments	—	19,019
Investment securities available for sale (amortized cost of $558,339 and $521,023, respectively)	553,343	520,084
Loans held for sale	23,389	42,384
Loans:
Commercial	1,218,010	1,175,649
Construction	186,497	181,418
Residential mortgage	823,274	796,991
Home equity and other consumer loans	91,504	94,542
Total loans	2,319,285	2,248,600
Less: allowance for loan losses	25,427	24,655
Net loans	2,293,858	2,223,945

Stock in Federal Home Loan Banks	21,088	20,087
Premises and equipment, net	21,159	20,314
Goodwill	134,150	130,486
Intangible assets, net	51,501	56,677
Fees receivable	20,897	21,521
Accrued interest receivable	12,698	11,859
Other assets	83,908	78,269
Total assets	$3,619,874	$3,273,559

Liabilities:
Deposits	$2,690,771	$2,386,368
Securities sold under agreements to repurchase	104,369	84,550
Federal Home Loan Bank borrowings	297,204	275,187
Junior subordinated debentures	114,434	114,434
Accrued interest payable	3,849	3,376
Deferred acquisition obligations	17,190	23,396
Other liabilities	60,140	65,021
Total liabilities	$3,287,957	$2,952,332

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 27,976,974 shares at March 31, 2005 and 27,657,377 shares at December 31, 2004	27,977	27,657
Additional paid-in capital	195,259	188,719
Retained earnings	117,536	110,189
Unearned compensation	(5,834)	(4,829)
Accumulated other comprehensive loss	(3,021)	(509)
Total stockholders’ equity	331,917	321,227
Total liabilities and stockholders’ equity	$3,619,874	$3,273,559

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except share data)
Interest and dividend income:

Loans	$32,973	$22,500
Taxable investment securities	1,744	1,265
Non-taxable investment securities	1,452	1,409
Mortgage-backed securities	401	400
Federal funds sold and other	1,078	284
Total interest and dividend income	37,648	25,858

Interest expense:
Deposits	6,559	4,022
Federal Home Loan Bank borrowings	2,928	2,434
Securities sold under agreements to repurchase	262	180
Federal funds purchased and other	30	2
Junior subordinated debentures	1,392	36
Total interest expense	11,171	6,674
Net interest income	26,477	19,184
Provision for loan losses	845	793
Net interest income after provision for loan losses	25,632	18,391
Fees and other income:
Investment management and trust fees	25,136	20,155
Wealth advisory fees	4,579	1,991
Earnings in equity investments	216	224
Deposit account service charges	317	298
Gain on sale of loans, net	306	227
Gain on sale of investment securities, net	4	211
Other	1,361	1,012
Total fees and other income	31,919	24,118
Operating expense:
Salaries and employee benefits	27,919	21,397
Occupancy and equipment	4,712	3,603
Professional services	2,745	1,288
Marketing and business development	1,531	1,192
Contract services and processing	762	670
Amortization of intangibles	1,539	782
Other	3,164	2,415
Total operating expense	42,372	31,347
Minority interest	573	205
Income before income taxes	14,606	10,957

Income tax expense	5,305	3,724
Net income	$9,301	$7,233
Per share data:
Basic earnings per share	$0.34	$0.26
Diluted earnings per share	$0.32	$0.25

Average basic common shares outstanding	27,521,902	28,186,499
Average diluted common shares outstanding	31,813,873	29,391,480

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands, except share data)

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	$2,571	$235,452
Net income	—	—	7,233	—	—	7,233
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	596	596
Total comprehensive income						7,829
Dividends paid to shareholders	—	—	(1,512)	—	—	(1,512)
Issuance of 1,969,872 shares of common stock	1,970	45,313	—	—	—	47,283
Issuance of 42,850 shares of incentive common stock	43	1,122	—	(1,165)	—	—
Amortization of unearned compensation	—	—	—	385	—	385
Stock options exercised	90	947	—	—	—	1,037
Tax savings on options exercised	—	—	—	—	—	—
Balance at March 31, 2004	$27,270	$177,209	$88,727	$(5,899)	$3,167	$290,474

Balance at December 31, 2004	$27,657	$188,719	$110,189	$(4,829)	$(509)	$321,227
Net income	—	—	9,301	—	—	9,301
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,512)	(2,512)

Total comprehensive income						6,789
Dividends paid to shareholders	—	—	(1,954)	—	—	(1,954)
Issuance of 80,149 shares of common stock	80	1,869	—	—	—	1,949
Issuance of 58,000 shares of incentive common stock	58	1,514	—	(1,572)	—	—
Amortization of unearned compensation	—	—	—	567	—	567
Stock options exercised	182	1,906	—	—	—	2,088
Tax savings on options exercised	—	1,251	—	—	—	1,251
Balance at March 31, 2005	$27,977	$195,259	$117,536	$(5,834)	$(3,021)	$331,917

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$9,301	$7,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,359	2,198
Amortization of investment premium and (discounts) and loan fees	957	(1,352)
Gain on sale of loans, net	(306)	(227)
Gain on sale of investment securities, net	(4)	(211)
Provision for loan losses and off-balance sheet credit risk	1,053	956
Distributed earnings of partnership investments	701	397
Common shares issued as compensation	134	73
Tax savings on options exercised	1,251	—
Loans originated for sale	(130,914)	(38,884)
Proceeds from sale of loans held for sale	150,122	35,107
Net decrease (increase) in fees receivable	624	(2,099)
Net increase in accrued interest receivable	(839)	(619)
Net increase in other assets	(1,234)	(3,326)
Net increase in accrued interest payable	473	288
Net (decrease) increase in other liabilities	(4,868)	2,971
Net cash provided by operating activities	29,810	2,505
Cash flows from investing activities:
Maturity of short-term investments	19,019	—
Investment securities available for sale:
Purchases	(147,464)	(153,095)
Sales	12,164	36,093
Maturities and principal payments	96,827	43,781
Purchase of investments - Rabbi Trust	(3,632)	(6,095)
Purchase of Federal Home Loan Banks stock	(1,001)	(37,800)
Net increase in portfolio loans	(70,461)	(1,311)
Capital expenditures, net of sale proceeds	(2,054)	(1,946)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(5,156)	(33,616)
Net cash used in investing activities	(101,758)	(153,989)
Cash flows from financing activities:
Net increase in deposits	304,403	105,984
Net increase in repurchase agreements	19,819	13,251
Proceeds from Federal Home Loan Bank borrowings	22,875	52,950
Repayments of Federal Home Loan Bank borrowings	(858)	(2,746)
Proceeds from borrowings under Line of Credit	—	5,000
Repayments of borrowings under Line of Credit	—	(5,000)
Dividends paid to stockholders	(1,954)	(1,512)
Proceeds from stock option exercises	2,088	1,037
Proceeds from issuance of common stock	544	16,134
Net cash provided by financing activities	346,917	185,098
Net increase in cash and cash equivalents	274,969	33,614
Cash and cash equivalents at beginning of year	128,914	93,488
Cash and cash equivalents at end of period	$403,883	$127,102
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$10,698	$6,386
Cash paid for income taxes	2,045	7,400
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(2,512)	596
In conjunction with acquisitions, assets were aquired and liabilities were assumed as follows:
Fair value of net assets acquired	$—	$125,463
Less: Estimated contingent deferred liability	—	41,310
Cash paid and common stock issued at close (includes options)	$—	$84,153
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$1,271	$31,076

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)   Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”), and First State Bank of California (“FSB”), California state banking corporations; Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), and KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”), registered investment advisors and wealth advisory firms. In addition, the Company holds an approximately 26.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 30% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment adviser in Bellevue, WA. BOS is a wealth advisory and investment management firm located in San Francisco, CA. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FSB, (together the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and such net investments are included in Other Assets.

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

        The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Certain prior year information has been reclassified to conform to current year presentation.

        The Company’s significant accounting policies are described in Note 3 of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.

Incentive Plans

                The Company has a Stock Option and Incentive Plan to encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. The Company applies the intrinsic-value-based method of accounting to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements for the fair value based method of accounting for stock based compensation. Compensation expense associated with stock options is amortized on a straight line method over the vesting period.

                The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based compensation.

	Three Months Ending March 31,
	2005	2004
	(In thousands, except share data)
Net income:
As reported	$9,301	$7,233
Stock-based employee and director compensation expense, net of related tax effects	(585)	(539)
Pro forma	$8,716	$6,694
Basic earnings per share:
As reported	$0.34	$0.26
Pro forma	$0.32	$0.24
Diluted earnings per share:
As reported	$0.32	$0.25
Pro forma	$0.30	$0.23

                Stock-based compensation expense included in reported net income, net of tax, was $362 thousand, and $319 thousand for the first quarter 2005 and 2004, respectively.

(2)   Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The dilutive effect of convertible securities is reflected in diluted EPS by application of the if-converted method. Under the if-converted method, the interest expense on the convertible securities, net of tax, is added back to net income and the convertible shares are assumed to have been converted at the beginning of the period. The if-converted method is only used if the effect is dilutive.

        The following table provides a reconciliation of the components of basic and diluted EPS computations for the quarters ended March 31, 2005 and 2004.

	Three Months Ending March 31,
	2005	2004
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$9,301	$7,233
Interest on convertible trust preferred securities, net of tax	765	—
Net income for EPS calculation using the if-converted method	$10,066	$7,233

Calculation of average shares outstanding:
Average basic common shares outstanding (1)	27,521,902	28,186,499
Dilutive effect of:
Stock options and stock grants	881,831	1,204,981
Forward agreement (1)	228,123	—
Convertible trust preferred securities	3,182,017	—
Dilutive potential common shares	4,291,971	1,204,981
Average diluted common shares outstanding	31,813,873	29,391,480

Per Share Data:
Basic earnings per share	$0.34	$0.26
Diluted earnings per share	$0.32	$0.25

(1) On March 31, 2004, the Financial Accounting Standards Board ("FASB") changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of earnings per share for variable priced contracts.  This interpretation applies to the Company's Forward Stock Agreement (the "Agreement").  As a result, the Company amended this Agreement effective April 1, 2004 and such amendment eliminated the need to include the effect of the Agreement in basic shares after that date.  The new interpretation required the Company to account for the original Agreement differently by including approximately 1,988 million unissued shares in the calculation of basic and diluted earnings per share for the first quarter of 2004.

(3)   Business Segments

Management Reporting

        The Company has ten reportable segments: Boston Private Bank, Borel, FSB, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and the Holding Company. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

FSB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the Los Angeles, Riverside and San Bernardino counties.  On October 1, 2004, FSB acquired Encino State Bank (“Encino”).  Upon consummation of the acquisition, Encino was merged into FSB with FSB as the surviving entity.

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

RINET provides fee-only wealth advisory, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. Its capabilities include tax planning and preparation, asset allocation, estate planning, charitable planning, planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. It also offers an independent mutual fund rating service.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

                The following tables provide a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2005 and 2004.

For the Three Months Ended

March 31, 2005

							Total
							Registered
							Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Adviser
Income statement data:
Revenue
Net interest income	$18	$—	$4	$1	$18	$5	$46
Non-interest income	11,783	6,774	1,669	1,615	2,556	2,002	26,399
Total revenue	$11,801	$6,774	$1,673	$1,616	$2,574	$2,007	$26,445
Non-interest expense and minority interest	7,130	4,972	1,552	1,265	2,166	1,748	18,833
Income taxes	1,954	861	48	153	189	108	3,313
Segment profit	$2,717	$941	$73	$198	$219	$151	$4,299
Segment assets	$31,177	$105,339	$16,159	$4,815	$34,948	$4,283	$196,721

(In millions)
Assets under management and advisory	$7,492	$3,287	$1,059	$829	$2,932	$1,033	$16,632

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FSB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$14,656	$8,457	4,627	$27,740	$46	$(1,308)	$(1)	$26,477
Non-interest income	3,854	1,089	532	5,475	26,399	177	(132)	31,919
Total revenue	$18,510	$9,546	$5,159	$33,215	$26,445	$(1,131)	$(133)	$58,396
Provision for loan losses	$390	$405	$50	$845	$—	$—	$—	$845
Non-interest expense and minority interest	11,879	4,451	3,067	19,397	18,833	4,848	(133)	42,945
Income taxes	1,616	1,953	842	4,411	3,313	(2,419)	—	5,305
Segment profit	$4,625	$2,737	$1,200	$8,562	$4,299	$(3,560)	$—	$9,301
Segment assets	$2,183,250	$783,552	$440,313	$3,407,115	$196,721	$39,340	$(23,302)	$3,619,874

(In millions)
Assets under management	$2,241	$584	$—	$2,825	$16,632	$—	$(190)	$19,267

For the Three Months Ended

March 31, 2004

						Total
						Registered
						Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	RINET	Advisers
Income statement data:
Revenue
Net interest income	$10	$—	$(2)	$1	$1	$10
Non-interest income	10,535	3,547	1,396	1,448	1,961	18,887
Total revenue	$10,545	$3,547	$1,394	$1,449	$1,962	$18,897
Non-interest expense and minority interest	6,349	2,810	1,235	1,257	1,738	13,389
Income taxes	1,755	318	64	79	94	2,310
Segment profit	$2,441	$419	$95	$113	$130	$3,198
Segment assets	$21,343	$103,413	$16,315	$4,766	$3,446	$149,283

(In millions)
Assets under management and advisory	$6,899	$3,074	$922	$789	$873	$12,557

	Boston Private Bank				Total Registered Investment Advisers

							Inter-	Consolidated
(In thousands)		Borel	FSB	Total Banks		BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$11,662	$6,353	$1,137	$19,152	$10	$18	$4	$19,184
Non-interest income	3,891	1,043	167	5,101	18,887	229	(99)	24,118
Total revenue	$15,553	$7,396	$1,304	$24,253	$18,897	$247	$(95)	$43,302
Provision for loan losses	344	375	74	793	—	—	—	793
Non-interest expense and Minority interest	10,262	3,789	685	14,736	13,389	3,522	(95)	31,552
Income taxes	1,237	1,299	229	2,765	2,310	(1,351)	—	3,724
Segment profit	$3,710	$1,933	$316	$5,959	$3,198	$(1,924)	$—	$7,233
Segment assets	$1,675,916	$605,196	$216,455	$2,497,567	$149,283	$21,454	$(16,864)	$2,651,440

(In millions)
Assets under management and advisory	$1,904	$542	$—	$2,446	$12,557	$—	$(152)	$14,851

Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers. The first quarter of 2004 segment profit for both DGHM and FSB only includes results from the date of acquisition.

(4) Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

(In thousands) Intangibles	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at March 31, 2005

Sand Hill Advisory Contracts	$870	$—	$(25)	$845
BPVI Advisory Contracts	1,878	—	(60)	1,818
DGHM Advisory Contracts	34,506	—	(949)	33,557
DGHM Non-Compete Agreements	984	—	(40)	944
FSB Core Deposit Intangibles	7,251	—	(178)	7,073
FSB Non-Compete Agreements	245	—	(28)	217
KLS Non-Compete Agreements	478	(81)	(17)	380
KLS Advisory Contracts	10,465	(3,556)	(242)	6,667
Total	$56,677	$(3,637)	$(1,539)	$51,501

(In thousands) Intangibles	Balance at December 31, 2003	Acquisitions, additions, reclassifications and adjustments	Amortization	Balance at March 31, 2004

Boston Private Bank — Other Intangibles	$122	$—	$(5)	$117
Sand Hill Advisory Contracts	899	95	(28)	966
BPVI Advisory Contracts	2,116	—	(59)	2,057
DGHM Advisory Contracts	—	38,300	(628)	37,672
DGHM Non-Compete Agreements	—	1,130	(27)	1,103
FSB Core Deposit Intangibles	—	4,100	(35)	4,065
Total	$3,137	$43,625	$(782)	$45,980

(In thousands) Goodwill	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at March 31, 2005

Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	4	57,110
FSB	37,240	(53)	37,187
KLS	19,116	3,713	22,829
Total	$130,486	$3,664	$134,150

(In thousands) Goodwill	Balance at December31, 2003	Acquisitions, Additions, reclassifications, and additions	Balance at March 31, 2004

Boston Private Bank	$2,286	$—	$2,286
Sand Hill	13,561	40	13,601
BPVI	1,334	—	1,334
DGHM	—	54,978	54,978
FSB	—	13,589	13,589
Total	$17,181	$68,607	$85,788

            The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts are being amortized over their estimated useful life of ten years on the straight-line method except for the DGHM and KLS advisory contracts, which are being amortized on the constant attrition method. Under the constant attrition method for DGHM, approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method. Under the constant attrition method for KLS, approximately 14% of the net advisory contracts will be amortized each year for five years. The Company expects to amortize the remaining unamortized cost over a seven-year life using the straight-line method.

The value attributable to the core deposit intangibles (“CDI”) is a function of the expected longevity of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The intangible value of CDI is being amortized over fifteen years for FSB and eight years for Encino, included with FSB, on a straight-line basis.

The value attributable to the non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis which approximates the contractual lives of the agreements, which range from two to seven years.

The annual amortization expense for the intangibles above is estimated to be $6.2 million for 2005, $5.6 million, $5.0 million, $4.6 million, and $4.2 million per year for an aggregate of $25.6 million over the next five years. Amortization of all goodwill, other than that related to FSB, is expected to be deductible for tax purposes.

(5) Recent Accounting Developments

On December 16, 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options, employee stock purchase plans and other forms of stock-based compensation. FAS 123(R) was originally effective for fiscal years beginning after June 15, 2005, however on April 14, 2005 the Securities and Exchange Commission (“SEC”) adopted a rule to amend the compliance dates for this standard.  The Company must now adopt FAS 123(R) by January 1, 2006.  The SEC’s new rule does not change the accounting required by FAS 123(R).

 FAS 123(R) allows three alternative transition methods:

•                    Modified prospective application (“MPA”), without restatement of prior interim periods in the year of adoption

•                    Modified retrospective application (“MRA”)

•                    MRA with restatement of prior interim periods in the year of adoption only (“MRA-1”)

Under the MPA method without restatement, public companies should apply FAS 123(R) when recognizing compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not been vested by the date FAS 123(R) is adopted, and (3) any outstanding liability awards. Under the MRA method, companies are required to restate their prior financial statements so that they include the same amounts that were previously reported as pro forma disclosures under FAS 123's original provisions. Under the MRA-1 method, companies will restate their earlier interim periods in the year of adoption by using amounts from the FAS 123 pro forma disclosures from those earlier periods.

The adoption of FAS 123(R) will decrease Net Income and Earnings per Share for the Company. The Company is continuing to analyze the impact of this new pronouncement and has not determined which transition method will be used.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003, and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FSB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I. See Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations, earnings per share or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the SEC staff provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ending June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. At March 31, 2005, the investment partnerships, for which the Company holds a general partnership interest and acts as the asset manager, have $488.3 million of assets, $88.8 million of liabilities, and $398.4 million of limited partnership interests. The Company’s equity interest in the investment partnerships was $559 thousand at March 31, 2005, and $1.4 million at December 31, 2004.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share”, affecting the calculation of earnings per share for variable priced contracts. This interpretation applies to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and to restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 25 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it did require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted earnings per share for the fourth quarter of 2003 and the first quarter of 2004. The effect of this interpretation on the calculation of diluted earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of basic earnings per share as it relates to the Forward Agreement.

In December 2003, the AICPA issued Statement of Position, No. 03-3 “Accounting for Certain Loans or Debt Securities in a Transfer” (“SOP 03-3”). SOP 03-3 requires loans and securities acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of the undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans, except for non-impaired loans acquired in a business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will currently have a material impact on the Company’s financial position or results of operations, although the impact of potential acquisitions cannot be determined.

In September 2004, the FASB approved the final release of FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held-to-maturity and available-for-sale securities are other-than-temporary, including current guidance for cost method investments. The FASB has indicated that it will delay the finalization of the proposed FSP as they are expected to take a “fresh look” at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety.

 (6) Subsequent Events

                On April 18, 2005 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gibraltar Financial Corporation (“Gibraltar”), pursuant to which the Company will acquire Gibraltar, the parent company of Gibraltar Bank, (the “Merger”).  In the Merger, the Company will acquire 100% of Gibraltar’s common stock and Gibraltar common shareholders will receive an aggregate of $113 million in cash and an aggregate of 4,255,336 shares of the Company’s common stock, subject to certain adjustments.  Based on the five-day trading average of $23.33 for the Company’s common stock, on or about April 18, 2005, the aggregate deal value to be received by Gibraltar common shareholders, plus the aggregate value of Gibraltar stock options and stock appreciation rights to be assumed by the Company or paid out in connection with the Merger, would be approximately $245 million.  The transaction is expected to close in the fourth quarter of 2005.  Completion of the Merger is subject to a number of customary conditions, including, but not limited to, approval of the Merger Agreement by the Gibraltar shareholders and the receipt of requisite state and federal regulatory approvals.  Certain directors and officers of Gibraltar have entered into a voting agreement with the Company pursuant to which they have agreed to vote their shares of common stock which they are entitled to vote in favor of the Merger.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2005

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

Executive Summary

        The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the first quarter of 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

                In 2004, the Company acquired several entities.  The financial results of these recently acquired entities have had a significant impact on our results of operations for the first quarter of 2005, and should be considered in comparing the Company's results of operations for the first quarter of 2005 and the first quarter of 2004.  The following table provides additional detail for these acquisitions.  The assets, revenues, expenses and AUM, if applicable, are disclosed in Note 3 - Business Segments.

Name of Acquisition	Acquisition Date	Total Assets at acquisition(1)	Assets under Management at acquisition

DGHM	February 6, 2004	$6 Million	$3.0 Billion

FSB	February 17, 2004	$188 Million	N/A

Encino	October 1, 2004	$189 Million	N/A

KLS	December 31, 2004	$3 Million	$2.9 Billion

(1)   Excludes the effects of  purchase accounting.

The Company through its nine wholly-owned or majority-owned operating subsidiaries, offers a full range of financial services through its three core business divisions, private banking, wealth advisory, and investment management.  In the private banking arenas, our operating subsidiaries were Boston Private Bank, Borel, and FSB. In the wealth advisory and investment management arenas, these were Westfield, DGHM, Sand Hill, BPVI, KLS, and RINET. The Company also holds a minority interest in BOS and Coldstream Holdings. At March 31, 2005, Boston Private’s consolidated subsidiaries managed or advised approximately $19.3 billion in client investment assets. The Company had balance sheet assets of approximately $3.6 billion at March 31, 2005.

During the first quarter of 2005, through growth in its organic business efforts and increased net interest margins, the Company earned operating revenues of $58.4 million during the first quarter of 2005, an increase of 34.9% over operating revenues of $43.3 million for the same period in 2004. Total operating expenses, including minority interest, were $42.9 million for the first quarter of 2005, a 36.1% increase over total operating expenses of $31.6 million for the same period in 2004. Net income for the first quarter of 2005 was $9.3 million, or $0.32 per diluted share. Net income for the first quarter of 2004 was $7.2 million, or $0.25 per diluted share.

Several factors contributed to the earnings growth in the first quarter of 2005 as compared to the first quarter of 2004. The

Company’s business mix, between private banking, wealth advisory, and investment management, continues to be more diversified and balanced. In the first quarter of 2005, the Company realized approximately 45.3% of its total revenues from net interest income versus 44.3% in the first quarter of 2004. Investment management and trust fees as a percentage of overall total revenues were 43.0% in the first quarter of 2005 compared to 46.5% in the first quarter of 2004. Wealth advisory and other fees, while small relative to private banking and investment management, represented 11.6% of total revenues in the first quarter of 2005 versus 9.2% in the first quarter of 2004. In addition, the Company experienced strong growth in each of its main business lines. Net interest income grew $7.3 million, or 38.0%, in the first quarter of 2005 as compared to the same period in 2004. Wealth advisory and investment management and trust fees grew $2.6 million, or 130.0% and $5.0 million or 24.7%, respectively. The private banking segment has benefited from an increase in net interest margin, on a fully taxable equivalent basis, from 3.61% in the first quarter of 2004 to 3.68% in the first quarter of 2005. With the recent increases in short term interest rates, the Company has seen a steady reversal in the net interest margin compression experienced throughout most of 2004. Management has taken advantage of the recent rate improvements by increasing the percentage of variable rate loans and by shortening maturities on certain other assets and extending liabilities when possible. Management tracks net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

Assets under management and advisory were virtually unchanged at March 31, 2005 from December 31, 2004 at $19.3 billion. Organic growth for the quarter was $404 million, or 8% on an annualized basis, although market values declined, resulting in a decrease of $443 million of assets.

The effective tax rate for the first quarter of 2005 was 36.3% and the related income tax expense was $5.3 million. The effective tax rate for the same period in 2004 was 34.0% and the related income tax expense was $3.7 million. The increase in the effective tax rate in the first quarter of 2005 is the result of acquisitions in 2004 in states and localities with higher tax rates.

The return on average assets decreased 6 basis points to 1.11% for the quarter ended March 31, 2005 compared to 1.17% during the same period in 2004. Average assets increased $887 million, or 35.9%, from $2.5 billion in the first quarter of 2004 to $3.4 billion in the first quarter of 2005.

The return on average equity increased 52 basis points to 11.34% for the quarter ended March 31, 2005 compared to 10.82% during the same period in 2004. Average equity increased $61 million, or 22.8%, from $267 million in the first quarter of 2004 to $328 million in the first quarter of 2005.

Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms to best serve the targeted client base. The Company will continue to look at acquisition targets with an eye towards further business line diversification. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying  revenue streams between the three distinct lines of business, the Company can ensure more stable revenues and earnings as capital markets remain volatile. And lastly, with any acquisition, management will consider the types of assets under management or advisory and the diversification impact on our existing investment management concentrations. As in 2004, the Company will continue to focus on further developing and refining its overall risk management discipline and compliance practices.

Financial Condition

Total Assets.  Total assets increased $346.3 million, or 10.6%, to $3.6 billion at March 31, 2005 from $3.3 billion at December 31, 2004. This increase was primarily driven by organic growth of loans and deposits and also by increases in equity.

Investments.  Total investments (consisting of cash and cash equivalents, short-term investments, investment securities, and stock in Federal Home Loan Banks) increased $290.2 million or 42.2% to $978.3 million, or 27.0% of total assets, at March 31, 2005, from $688.1 million, or 21.0% of total assets, at December 31, 2004. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment and mortgage-backed securities available for sale as of March 31, 2005 and December 31, 2004:

	Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

At March 31, 2005
U.S. Agencies	$172,357	$52	$(1,892)	$170,517
U.S. Government	84,736	—	(265)	84,471
Corporate bonds	31,033	3	(516)	30,520
Municipal bonds	225,123	704	(2,233)	223,594
Mortgage-backed securities	42,840	1	(841)	42,000
Other	2,250	—	(9)	2,241
Total investments	$558,339	$760	$(5,756)	$553,343

At December 31, 2004
U.S. Agencies	$166,926	$198	$(950)	$166,174
U.S. Government	32,971	2	(161)	32,812
Corporate bonds	35,222	19	(278)	34,963
Municipal bonds	228,629	1,642	(903)	229,368
Mortgage-backed securities	46,025	10	(533)	45,502
Other	11,250	15	—	11,265
Total investments	$521,023	$1,886	$(2,825)	$520,084

        Loans held for sale.  Loans held for sale decreased $19.0 million, or 44.8% during the first quarter of 2005 to $23.4 million from $42.4 million at December 31, 2004.  The decrease is due to factors such as demand for fixed rate loans, timing of loan sales, and liquidity.  In the first quarter of 2005, there were $131.0 million of mortgage loans originated for sale offset by $150.0 million of loans sold on the secondary market.

                Loans.   Total portfolio loans increased $70.7 million, or 3.1%, during the first quarter of 2005 to $2.3 billion, or 64.1% of total assets, at March 31, 2005, from $2.2 billion, or 68.7% of total assets, at December 31, 2004.  This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $47.4 million, or 3.5%, and $26.3 million, or 3.3%, respectively.

                Risk Elements.  Total non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”), increased slightly by $38 thousand during the first three months of 2005 to $1.6 million or 0.04% of total assets, at March 31, 2005, from $1.5 million, or 0.05% of total assets, at December 31, 2004.  The one OREO property that was on the balance sheet at December 31, 2004, was sold during the first quarter of 2005. There was no OREO at March 31, 2005.

At March 31, 2005, loans with an aggregate balance of $8.1 million, or 0.35% of total loans, were 30-89 days past due, an increase of $4.2 million, as compared to $4.0 million at December 31, 2004.  The Company believes most of these loans are adequately secured.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks locations, interest rates, and seasonality.  These factors are generally not within the Company's control.

        We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt.  In certain instances, loans that have become 90 days past due may remain on accrual status if we believe that full principal and interest due on the loan is collectible.

                Allowance for Loan Losses.  The allowance for loan losses is established through provisions charged to operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

                While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Ending gross loans	$2,319,285	$1,792,860
Allowance for loan losses, beginning of period (1)	24,655	17,327
Provision for loan losses	845	793
Charge-offs	(110)	(7)
Recoveries	37	—
Addition due to acquisition	—	2,025
Allowance for loan losses, end of period	$25,427	$20,138
Allowance for off-balance sheet credit risk	3,512	3,008
Allowance for loan loss and off-balance sheet credit risk	$28,939	$23,146
Allowance for loan losses to ending gross loans	1.10%	1.12%
Allowance for loan losses and off-balance sheet credit risk to ending gross loans	1.25%	1.29%

(1)  In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities. Prior allowance for loan loss balances have been reclassified to facilitate comparison with the current year.

        Goodwill.  Goodwill increased $3.7 million during the first quarter of 2005 to $134.2 million at March 31, 2005 from $130.5 million at December 31, 2004. The increase was due to an adjustment to the KLS intangible assets as discussed below.

                Intangible Assets.  Intangible assets decreased $5.2 million during the first quarter of 2005 to $51.5 million from $56.7 million at December 31, 2004.  Approximately $3.7 million of the decrease was due to adjusting the preliminary estimates that were recorded for non-compete agreements and advisory contracts related to the KLS acquisition which occurred on December 31, 2004. The remaining $1.5 million decrease was due to the amortization recorded in the first quarter.

Other Assets.   Other assets increased $5.6 million during the first three months of 2004. The increase is primarily due to the $4.1 million increase in mutual fund securities which are held within a Rabbi Trust to fund the Company’s deferred compensation plan liability, as well as an increase in deferred taxes.

        Deposits.  The Company experienced an increase in total deposits of $304.4 million, or 12.8%, during the first quarter of 2005, to $2.7 billion, or 74.3% of total assets, at March 31, 2005, from $2.4 billion, or 72.9% of total assets, at December 31, 2004.  This increase was due to organic growth and the effects of seasonal variations on existing client accounts. The following table shows the composition of our deposits at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$491,504	18.3%	$463,008	19.4%
NOW	260,830	9.7%	229,461	9.6%
Savings	40,823	1.5%	37,686	1.6%
Money market	1,343,797	49.9%	1,134,218	47.5%
Certificates of deposit under $100,000	106,450	4.0%	106,486	4.5%
Certificates of deposit $100,000 or greater	447,367	16.6%	415,509	17.4%
Total	$2,690,771	100.0%	$2,386,368	100.0%

        Borrowings.   Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $41.8 million, or 8.8%, during the first quarter of 2005 to $516.0 million from $474.2 million at December 31, 2004.  FHLB Borrowings increased $22.0 million, or 8.0%. To better manage interest rate risk and to help protect the Company’s net interest margin, the Company utilizes FHLB fixed rate borrowings to fund a portion of its loans. Repurchase Agreements increased $19.8 million, or 23.4%, as a result of the client demand for this product.

Deferred Acquisition Obligations.   A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses.  Deferred acquisition obligations were $17.2 million at March 31, 2005, a decrease of $6.2 million, or 26.5%, from December 31, 2004.  This decrease was primarily due to a payment to DGHM in the first quarter of 2005, in connection with the terms of the acquisition.

Liquidity.  Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.  Primary sources of liquidity consist of investment management fees, wealth advisory fees, deposit inflows, loan repayments, borrowed funds, and cash flows from investment securities.  These sources fund our lending and investment activities.

        Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  In general, the Company believes that it maintains a relatively high degree of liquidity.  At March 31, 2005, liquid assets consisting of cash and cash equivalents, short-term investments and investment securities available for sale amounted to $957.2 million, or 26.4% of total assets of the Company.  This compares to $668.0 million, or 20.4% of total assets, at December 31, 2004.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $50 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Holding Company. The Holding Company is required to maintain various minimum capital and loan loss ratios in connection with the revolving credit agreement.  As of March 31, 2005, there was $50 million available for borrowing under this line of credit. In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At March 31, 2005, the estimated cash outlay related to the Company’s deferred purchase obligations was approximately $17.2 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years.  Additionally, the Company along with DGHM and KLS have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next six years at fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

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

The initial forward price will be subject to increases based on a floating interest factor equal to the federal funds rate, less a spread.  The forward price at March 31, 2005 was $22.713.

                The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries.  The Company believes that the non-bank subsidiaries are well capitalized, and Boston Private Bank, Borel and FSB have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

                Capital Resources.   The Company’s stockholders’ equity at March 31, 2005 was $331.9 million, or 9.2% of total assets, compared to $321.2 million, or 9.8% of total assets at December 31, 2004. The increase was primarily the result of the Company's current year earnings, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, and deferred acquisition payments. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

        As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, and FSB must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Boston Private Bank’s, Borel’s, and FSB’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

        The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2005 and December 31, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2005:
Total risk-based capital
Company	$290,232	12.63%	$183,776	> 8.0%	$229,720	> 10.0%
Boston Private Bank	136,780	10.79	101,454	8.0	126,818	10.0
Borel	70,644	10.56	53,527	8.0	66,908	10.0
FSB	34,982	11.59	24,145	8.0	30,181	10.0
Tier I risk-based
Company	261,514	11.38	91,888	4.0	137,832	6.0
Boston Private Bank	120,913	9.53	50,727	4.0	76,091	6.0
Borel	62,303	9.31	26,763	4.0	40,145	6.0
FSB	31,449	10.42	12,072	4.0	18,109	6.0
Tier I leverage capital
Company	261,514	8.25	126,720	4.0	158,399	5.0
Boston Private Bank	120,913	6.23	77,604	4.0	97,005	5.0
Borel	62,303	8.36	29,794	4.0	37,243	5.0
FSB	31,449	7.94	15,837	4.0	19,796	5.0
As of December 31, 2004:
Total risk-based capital
Company	$270,740	12.17%	$177,955	>8.0%	$222,444	>10.0%
Boston Private Bank	131,550	10.77	97,719	8.0	122,149	10.0
Borel	67,471	10.41	51,846	8.0	64,808	10.0
FSB	33,456	11.41	23,455	8.0	29,319	10.0
Tier I risk-based
Company	242,933	10.92	88,978	4.0	133,466	6.0
Boston Private Bank	116,266	9.52	48,860	4.0	73,289	6.0
Borel	59,524	9.18	25,923	4.0	38,885	6.0
FSB	29,981	10.23	11,727	4.0	17,591	6.0
Tier I leverage capital
Company	242,933	7.88	123,245	4.0	154,056	5.0
Boston Private Bank	116,266	6.20	74,979	4.0	93,723	5.0
Borel	59,524	7.95	29,952	4.0	37,440	5.0
FSB	29,981	7.64	15,695	4.0	19,619	5.0

Results of Operations for the Three Months Ended March 31, 2005

        Net Income.  The Company recorded net income of $9.3 million, or $0.32 per diluted share for the quarter ended March 31, 2005 compared to net income of $7.2 million, or $0.25 per diluted share, for the quarter ended March 31, 2004.

Net Interest Income.   Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total earning assets and the rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-bearing liabilities.  For the first quarter of 2005, net interest income was $26.5 million, an increase of $7.3 million, or 38.0%, over the same period of 2004.  This change was due to the increase in the average balance and rate on earning assets, partially offset by an increase in the average balance and rate on interest bearing liabilities.  The Company’s net interest margin was 3.68% for the first quarter of 2005, an increase of 7 basis points compared to the same period of 2004.

        The following table sets forth the composition of the Company’s net interest margin for the quarters ended March 31, 2005 and March 31, 2004.

	March 31, 2004			March 31, 2004
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$697,230	$5,483	3.15%	$569,984	$4,141	2.88%
Loans(2)
Commercial and construction	1,374,540	22,258	6.48%	946,580	13,813	5.79%
Residential mortgage	828,339	9,735	4.70%	655,802	7,877	4.77%
Home equity and other consumer	91,417	1,321	5.78%	79,096	1,011	5.07%
Total loans	2,294,296	33,314	5.81%	1,681,478	22,701	5.45%
Total earning assets	2,991,526	38,797	5.19%	2,251,462	26,842	4.81%

Interest bearing liabilities:
Deposits	$1,946,058	$6,559	1.37%	$1,529,064	$4,022	1.08%
Borrowed funds	506,852	4,612	3.68%	303,891	2,652	3.50%
Total interest-bearing liabilities	2,452,910	11,171	1.84%	1,832,955	6,674	1.47%

Net interest income		$27,626			$20,168
Interest rate spread			3.35%			3.34%
Net interest margin			3.68%			3.61%

(1)     Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.1 million and $984 thousand for 2005 and 2004, respectively.

(2)     Includes loans held for sale.

Interest Income.  Interest and dividend income increased $11.8 million, or 45.6%, in the first quarter of 2005 as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $8.3 million, or 61.0%, in the first quarter of 2005 as a result of a 45.2% increase in average balances and an 11.9% increase in the average yield.  The increase in the average balance of commercial loans of $428.0 million was due to a combination of the FSB and Encino acquisitions in 2004 as well as organic growth of the loan portfolios at the Banks.  Interest income from residential mortgage loans increased $1.9 million, or 23.6%, in the first quarter of 2005 as a result of a 26.3% increase in average balances outstanding partially offset by a 7 basis point decrease in the average rate earned.

        Investment income increased $1.3 million, or 32.4% as a result of a $127.2 million increase in the average balance and a 27 basis point increase, or 9.4%, in average yield. The increase in the average balance of $127.2 million was due to additional liquidity and the corresponding investment or lending alternatives made by the Banks.  Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

        Interest Expense. Interest paid on deposits and borrowings increased $4.5 million, or 67.4%, for the first quarter of 2005 from $6.7 million for the first quarter of 2004 to $11.2 for the first quarter of 2005.  Interest paid on deposits increased $2.5 million for the quarter ending March 31, 2005 compared to the same period in 2004 as a result of a $417.0 million, or 27.3%, increase in the average balance, and a 29 basis point, or 26.9%, increase in the average rate paid.  Interest paid on borrowings increased $2.0 million, or 73.9%, as a result of a $203.0 million, or 66.8%, increase in average balance, and an 18 basis point, or 5.1%, increase in the average rate paid.  The increase in the average balance of borrowings was due to the additional FHLB borrowings, repurchase agreements, and the issuance of the junior subordinated debentures that took place in the fourth quarter of 2004.

        Provision for Loan Losses.  The provision for loan losses increased $52 thousand, or 6.6%, to $845 thousand for the first quarter of  2005, compared to $793 thousand for the same period in 2004. These provisions reflect continued loan growth and the acquisitions of FSB and Encino in 2004.  Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $73 thousand during the first quarter of 2005 versus $7 thousand for the same period in 2004.

        Fees and Other Income.  Total fees and other income increased $7.8 million, or 32.3%, in the first quarter of 2005 compared to the first quarter of 2004.  This increase is primarily attributable to the 24.7% increase in the investment management and trust fees, and the 130.0% increase in the wealth advisory fees.

        Investment management and trust fees increased $5.0 million, or 24.7%, for the quarter ended March 31, 2005. This increase was due to the increase in assets under management as a result of organic growth and acquisitions.  Assets under management, excluding the assets from the Wealth Advisors, increased $1.3 billion, or 9.5%, from March 31, 2004 to March 31, 2005.

        Wealth advisory fees increased $2.6 million, or 130.0%, in the first quarter of 2005 compared to the first quarter of 2004.  This increase is primarily the result of the KLS acquisition.

        Gain on sale of investment securities decreased $207 thousand, or 98.1%, from $211 thousand in the first quarter of 2004 to $4 thousand for the first quarter of 2005.  The amount and timing of security gains recorded in the Bank's portfolios is effected by the Bank's liquidity, loan demand, and interest rate risk management.

        Gain on sale of loans increased $79 thousand, or 34.8%, from $227 thousand in the first quarter of 2004 to $306 thousand for the first quarter of 2005.  Loan sales are impacted by the volume of fixed rate loan originations (the Company sells virtually all of its fixed rate mortgage loans to reduce interest rate risk) and the timing of sales of Small Business Administration (“SBA”) loans.  Fixed rate loans are generally sold on a flow basis, whereas SBA loans are sold on a bulk basis.

                Operating Expenses and Minority Interest.  Total operating expenses and minority interest for the first quarter of 2005 were $42.9 million, compared to $31.5 million for the same period of 2004, an increase of $11.4 million, or 36.1%.  The increase is primarily attributable to salaries and benefits as well as other operating expenses resulting from the Company’s growth and acquisitions.

Salaries and benefits, the largest component of operating expense, increased $6.5 million, or 30.5%, to $27.9 million for the first quarter of 2005, from $21.4 million for the same period in 2004. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.  The increase reflects additional variable compensation related to the acquisitions in 2004 and on the increased profits that come from those businesses.

                Occupancy and equipment expense was $4.7 million for the first quarter of 2005 compared to $3.6 million for the same period of 2004. The $1.1 million, or 30.8% increase over the first quarter of 2004, is primarily due to the 2004 acquisitions. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

        Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses increased $1.5 million, or 113.1%, to $2.7 million for the first quarter of 2005, from $1.3 million for the same period of 2004.  The increase is due to additional services for audit, legal, and consulting related to compliance to regulatory standards such as the Sarbanes-Oxley Act.

        Amortization of intangibles was $1.5 million for the first quarter of 2005, an increase of $757 thousand from the first quarter of 2004.  This increase is attributable to acquisitions in 2004.  This increase was attributable to the investment advisory contracts from the DGHM and KLS acquisitions, the CDI from the FSB and Encino acquisitions, and the non-compete agreements from the Encino and KLS acquisitions.

        Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses.  Other expenses were $3.2 million in the first quarter of 2005 compared to $2.4 million for the same period in 2004, an increase of $749 thousand, or 31.0%.

Income Tax Expense.  The Company recorded income tax expense of $5.3 million for the first quarter of 2005 as compared to $3.7 million for the same period of 2004. The effective tax rate for the first quarter of 2005 was 36.3% compared to 34.0% for the first quarter of 2004.   The increase in the Company’s effective tax rate in 2005 was due to the acquisitions in 2004 in states and localities with higher tax rates.  The Company’s effective tax rate for the remainder of 2005 will be affected by the income in various states and localities as well as the level of tax-free investments.

Critical Accounting Policies

                Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

                Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses, by recoveries of loans previously charged-off, and bank acquisitions, and reduced by loans charged-off.

                Valuation of Goodwill/Intangible Assets and Analysis for Impairment. For acquisitions accounted for under the purchase method, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates are used to determine the amounts of goodwill and intangible assets to be recognized. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. In evaluating the recorded goodwill for impairment testing, management must estimate the fair value of the business segments that have goodwill. Management performs a preliminary evaluation at least annually to determine if the possibility of a significant impairment charge for a business segment is more than remote. A discounted cash flow analysis is prepared for any business segment where management believes a more detailed review is appropriate. This detailed analysis is based on the projected receipt of future net cash flows discounted at a rate that reflects both the current return requirements of the market in general, and the risks inherent in the specific entity that is being valued. This analysis is reviewed with valuation consultants and compared to other valuations to confirm the results if deemed necessary.

                The valuation techniques used to determine the carrying value of goodwill acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the carrying value of the Company’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives may adversely affect our results of operations.

                Goodwill is tested for impairment annually.  Goodwill would also be reviewed for impairment if there is a significant adverse event such as the loss of key clients or key management.  Impairment is tested for the first several years after acquisition by comparing operating earnings to those assumed when the affiliate was acquired.  The implied earnings multiple derived by dividing the carrying value over the earnings is reviewed and compared to multiples for similar businesses.  The  ratio of assets under management to carrying value is also reviewed for registered investment advisor affiliates. The future prospects of the business unit are also considered. If this analysis indicates cause for concern, a more detailed review will be performed.  This would typically include preparation of a discounted cash flow model for the business unit and perhaps, an analysis of values received when similar businesses were sold.  Valuation consultants may also be employed to assist the review.

Tax estimates. The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities in accordance with applicable tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for the deferred tax assets at March 31, 2005, there is no guarantee that these assets are realizable.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at March 31, 2005 is realizable and no valuation allowance is needed.

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

          When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At March 31, 2005, our goodwill and other identifiable intangible assets were approximately $185.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

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

          Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

          For the period ended March 31, 2005, approximately 43.0% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days’ notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion. Westfield, DGHM, Sand Hill, BPVI, KLS and RINET are our major investment management subsidiaries and their combined financial performance is a significant factor in our overall results of operations and financial condition.

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

          We rely on our investment managers to produce investment returns. We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because:

                                                • existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees; or

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

          We are also subject to the provisions and regulations of Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

          In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice.

          We do not directly manage investments for clients, do not directly provide any investment management services and, therefore, are not a registered investment adviser. The Banks are exempt from the regulatory requirements of the Investment Advisers Act, but are subject to extensive regulation by the Federal Deposit Insurance Corporation (“FDIC”), the Massachusetts Commissioner of Banks, and the California Department of Financial Institutions.

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

          Since 1984, Borel has served as the trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor.  In several subsequent related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeals.  Borel has prevailed on all material issues.

          At the present time, only one beneficiary – a contingent remainder beneficiary – is continuing to prosecute the actions.  On April 25, 2005, the court dismissed one of the two remaining actions for lack of subject matter jurisdiction.  That dismissal is subject to appeal by the remaining plaintiff beneficiary.  In the other action that remains pending, the plaintiff beneficiary seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context.  A trial of the still pending action is scheduled for May 16, 2005.

Adverse developments in these lawsuits could have a material adverse affect on Borel’s business or the combined business of our Banks.

                                                 In May of 2002, a complaint was filed against Westfield which alleges that Westfield failed to uphold its contractual and common law obligations to invest the plaintiff’s funds with proper care and diligence. Although the unfair trade practices claim was dismissed, discovery on the remaining claims is now in progress and there can be no assurances that Westfield will be successful in defending these claims. Adverse developments in the Westfield litigation could have a material adverse effect on Westfield’s business.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

Management considers interest rate risk to be the most significant market risk for the Company. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets.

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

The principal objective of the Bank's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank evaluates hedging techniques to reduce interest rate risk where possible.

The ALCO uses both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 10%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 20%. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year. The ALCO committees review the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.

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

As of December 31, 2004, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. With interest rates at low levels, it would be difficult to reduce the cost of funds should interest rates decline. The shift in pro forma net income, from January 1, 2004 to January 1, 2005 was due to the increase in interest rates in 2004. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a 12 month period:

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

•                  The model’s yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 5.00% and 2.25%, respectively at December 31, 2004. All interest rate changes are assumed to occur over 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

•                  Short-term interest rates (e.g. Prime & LIBOR) are assumed to drive nonmaturity deposit (Savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the treasury curve. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

The Banks also use interest rate sensitivity “gap” analysis to provide a general overview of their interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2004, Boston Private Bank’s balance sheet is liability sensitive. Borel and FSB’s balance sheets are asset sensitive. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

The repricing schedule for the Banks’ interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004:

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

The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended March 31, 2005 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

A.  Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Expert discovery will be completed this summer, after which the deadline for summary judgment papers will be set.

B.  Trust Litigation

Since 1984, Borel has served as the trustee of a private Family Trust, which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust have claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first of the lawsuits, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed and obtained final judgment in its favor.  In several subsequent related lawsuits, there have been numerous procedural decisions by the trial court and by the California Court of Appeals.  Borel has prevailed on all material issues.

At the present time, only one beneficiary – a contingent remainder beneficiary – is continuing to prosecute the actions.  On April 25, 2005, the court dismissed one of the two remaining actions for lack of subject matter jurisdiction.  That dismissal is subject to appeal by the remaining plaintiff beneficiary.  In the other action that remains pending, the plaintiff beneficiary seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the petitioning beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context.  A trial of the still pending action is scheduled for May 16, 2005.  Borel will continue to defend this matter vigorously.  While the ultimate outcome cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to this matter is probable or that such liability can be reasonably estimated.

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

* Filed herewith

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the first quarter of 2005:

On January 5, 2005 the Company filed a Current Report, dated January 3, 2005, on Form 8-K regarding the completion of the acquisition of an 81% interest in the business of KLS Professional Advisors Group, Inc.         ..

On January 18, 2005, the Company filed a Current Report, dated January 3, 2005, on Form 8-K/A regarding a typographical correction to Form 8-K filed on January 5, 2005.

On January 27, 2005, the Company filed a Current Report, dated January 26, 2005, on Form 8-K regarding its earnings press release announcing the financial results for the fiscal quarter ending December 31, 2004.

On February 3, 2005, the Company filed a Current Report, dated the same date, on Form 8-K regarding supplemental information for the calculation of earnings per share using the If-Converted Method.

On March 7, 2005, the Company filed a Current Report, dated March 1, 2005, on Form 8-K regarding the Non-Solicitation Agreement and Change in Control Agreement entered into between the Company and J.H. Cromarty, President – Eastern Region.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
May 10, 2005	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
May 10, 2005	Robert J. Whelan
Executive Vice President and Chief Financial Officer