Form 10-Q
period 2005-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2005-08-09
CIK 821127

As filed with the Securities and Exchange Commission on August 9, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2005:

Common Stock-Par Value $1.00	28,208,864
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

TABLE OF CONTENTS

Cover Page
Index

PART I—FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Critical Accounting Policies
Financial Condition
Capital Resources
Results of Operations
Risk Factors and Factors Affecting Forward-Looking Statements
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures
PART II—OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signature Page
Certifications

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Cash and due from banks	$78,367	$55,252
Federal funds sold and other interest-bearing assets	116,259	73,662
Cash and cash equivalents	194,626	128,914
Short-term investments	—	19,019
Investment securities available for sale (amortized cost of $537,866 and $521,023, respectively)	535,255	520,084
Loans held for sale	46,390	42,384
Loans:
Commercial	1,264,634	1,175,649
Construction	204,046	181,418
Residential mortgage	864,846	796,991
Home equity and other consumer loans	93,805	94,542
Total loans	2,427,331	2,248,600
Less: allowance for loan losses	26,584	25,021
Net loans	2,400,747	2,223,579

Stock in Federal Home Loan Banks	22,394	20,087
Premises and equipment, net	22,842	20,314
Goodwill	132,246	130,486
Intangible assets, net	49,963	56,677
Fees receivable	21,590	21,521
Accrued interest receivable	12,555	11,859
Other assets	89,666	78,269
Total assets	$3,528,274	$3,273,193

Liabilities:
Deposits	$2,555,668	$2,386,368
Securities sold under agreements to repurchase	92,380	84,550
Federal Home Loan Bank borrowings	330,344	275,187
Junior subordinated debentures	114,434	114,434
Accrued interest payable	4,117	3,376
Deferred acquisition obligations	17,593	23,396
Other liabilities	69,008	64,655
Total liabilities	$3,183,544	$2,951,966

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 28,089,373 shares at June 30, 2005 and 27,657,377 shares at December 31, 2004	28,089	27,657
Additional paid-in capital	197,007	188,719
Retained earnings	126,589	110,189
Unearned compensation	(5,396)	(4,829)
Accumulated other comprehensive loss	(1,559)	(509)
Total stockholders’ equity	344,730	321,227
Total liabilities and stockholders’ equity	$3,528,274	$3,273,193

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Interest and dividend income:
Loans	$36,243	$24,685	$69,213	$47,185
Taxable investment securities	1,950	1,406	3,718	2,668
Non-taxable investment securities	1,482	1,410	2,935	2,819
Mortgage-backed securities	373	451	774	851
Federal funds sold and other	1,251	418	2,307	705
Total interest and dividend income	41,299	28,370	78,947	54,228
Interest expense:
Deposits	8,183	4,631	14,740	8,654
Federal Home Loan Bank borrowings	3,105	2,556	6,034	4,990
Securities sold under agreements to repurchase	272	179	534	359
Federal funds purchased and other	45	9	76	11
Junior subordinated debentures	1,400	75	2,792	111
Total interest expense	13,005	7,450	24,176	14,125
Net interest income	28,294	20,920	54,771	40,103
Provision for loan losses	778	963	1,640	1,731
Net interest income after provision for loan losses	27,516	19,957	53,131	38,372
Fees and other income:
Investment management and trust fees	25,233	23,523	50,369	43,677
Wealth advisory fees	4,690	1,993	9,269	3,984
Earnings (loss) in equity investments	289	(192)	505	32
Deposit account service charges	314	292	631	590
Gain on sale of loans, net	464	457	770	693
Gain on sale of investment securities, net	37	—	41	211
Other	1,339	680	2,701	1,685
Total fees and other income	32,366	26,753	64,286	50,872
Operating expense:
Salaries and employee benefits	27,088	22,468	55,007	43,865
Occupancy and equipment	4,836	3,588	9,547	7,193
Professional services	2,410	1,693	5,155	2,980
Marketing and business development	1,782	1,497	3,312	2,689
Contract services and processing	1,123	684	1,885	1,354
Amortization of intangibles	1,539	1,250	3,077	2,032
Other	3,218	2,541	6,369	4,980
Total operating expense	41,996	33,721	84,352	65,093
Minority interest	382	397	955	602
Income before income taxes	17,504	12,592	32,110	23,549
Income tax expense	6,490	4,437	11,795	8,161
Net income	$11,014	$8,155	$20,315	$15,388
Per share data:
Basic earnings per share	$0.40	$0.30	$0.74	$0.55
Diluted earnings per share	$0.37	$0.29	$0.69	$0.53
Average basic common shares outstanding	27,680,478	27,313,972	27,601,190	27,750,236
Average diluted common shares outstanding	31,661,763	28,471,729	31,746,432	29,007,522

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	$2,571	$235,452
Net income	—	—	15,388	—	—	15,388
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(4,774)	(4,774)
Total comprehensive income						10,614
Dividends paid to shareholders	—	—	(3,156)	—	—	(3,156)
Issuance of 2,010,569 shares of common stock	2,011	46,126	—	—	—	48,137
Issuance of 41,350 shares of incentive common stock	41	1,085	—	(1,126)	—	—
Amortization of unearned compensation	—	—	—	833	—	833
Stock options exercised	130	1,336	—	—	—	1,466
Tax savings on options exercised	—	844	—	—	—	844
Balance at June 30, 2004	$27,349	$179,218	$95,238	$(5,412)	$(2,203)	$294,190

Balance at December 31, 2004	$27,657	$188,719	$110,189	$(4,829)	$(509)	$321,227
Net income	—	—	20,315	—		20,315
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(1,050)	(1,050)
Total comprehensive income						19,265

Dividends paid to shareholders	—	—	(3,915)	—	—	(3,915)
Issuance of 94,448 shares of common stock	94	2,201	—	—	—	2,295
Issuance of 65,500 shares of incentive common stock	66	1,692	—	(1,758)	—	—
Amortization of unearned compensation	—	—	—	1,191	—	1,191
Stock options exercised	272	2,701	—	—	—	2,973
Tax savings on options exercised	—	1,694	—	—	—	1,694
Balance at June 30, 2005	$28,089	$197,007	$126,589	$(5,396)	$(1,559)	$344,730

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$20,315	$15,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,807	5,012
Amortization of investment premium and (discounts) and loan fees	1,762	(1,204)
Gain on sale of loans, net	(770)	(693)
Gain on sale of investment securities, net	(41)	(211)
Provision for loan losses and off-balance sheet credit risk	2,345	2,026
Distributed earnings of partnership investments	623	297
Common shares issued as compensation	246	147
Tax savings on options exercised	1,694	844
Loans originated for sale	(325,654)	(114,149)
Proceeds from sale of loans held for sale	321,861	104,177
Net increase in fees receivable	(69)	(3,168)
Net increase in accrued interest receivable	(696)	(1,501)
Net increase in other assets	(5,620)	(5,142)
Net increase in accrued interest payable	741	196
Net increase in other liabilities	4,744	2,606
Net cash provided by operating activities	28,288	4,625
Cash flows from investing activities:
Maturity of short-term investments	19,019	—
Investment securities available for sale:
Purchases	(258,340)	(299,284)
Sales	31,276	35,893
Maturities and principal payments	208,090	124,212
Purchase of investments - Rabbi Trust	(3,975)	(6,656)
Purchase of Federal Home Loan Banks stock	(2,307)	(6,707)
Net increase in portfolio loans	(177,842)	(188,281)
Capital expenditures, net of sale proceeds	(4,993)	(3,783)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(5,394)	(33,616)
Net cash used in investing activities	(194,466)	(378,222)
Cash flows from financing activities:
Net increase in deposits	169,300	301,683
Net increase (decrease) in repurchase agreements	7,830	(11,833)
Proceeds from Federal Home Loan Bank borrowings	324,775	53,450
Repayments of Federal Home Loan Bank borrowings	(269,618)	(3,513)
Proceeds from borrowings under line of credit	—	5,000
Repayments of borrowings under line of credit	—	(5,000)
Dividends paid to stockholders	(3,915)	(3,156)
Proceeds from stock option exercises	2,973	1,466
Proceeds from issuance of common stock	545	16,915
Net cash provided by financing activities	231,890	355,012
Net increase (decrease) in cash and cash equivalents	65,712	(18,585)
Cash and cash equivalents at beginning of year	128,914	93,488
Cash and cash equivalents at end of period	$194,626	$74,903
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$23,435	$13,929
Cash paid for income taxes	12,365	13,011
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(1,050)	(4,774)
In conjunction with acquisitions, assets were acquired and liabilities were assumed as follows:
Fair value of net assets acquired	$—	$125,463
Less: Estimated contingent deferred liability	—	41,310
Cash paid and common stock issued at close (includes options)	$—	$84,153
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$1,504	$31,076

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries: Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”) formerly known as First State Bank of California, California state banking corporations; Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”), registered investment advisors and wealth advisory firms. In addition, the Company holds an approximately 26.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 30% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at June 30, 2005. See Footnote (6) Subsequent Events, regarding an additional 10% investment in BOS. Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment adviser. BOS is a wealth advisory and investment management firm. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, (together the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and such net investments are included in Other Assets.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Note 3 of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.  For interim reporting purposes, the Company follows the same significant accounting policies.

Incentive Plans

The Company has a Stock Option and Incentive Plan to encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. The Company applies the intrinsic-value-based method of accounting to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements for the fair value based method of accounting for stock based compensation. Compensation expense associated with stock options is amortized on a straight-line method over the vesting period.

The following table illustrates the effects on net income and earnings per share (“EPS”) if the Company had applied the fair value based method of accounting for stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net Income:
As reported	$11,014	$8,155	$20,315	$15,388
Stock-based employee and director compensation expense, net of related tax effects	(758)	(689)	(1,344)	(1,184)
Pro forma	$10,256	$7,466	$18,971	$14,204

Basic earnings per share:
As reported	$0.40	$0.30	$0.74	$0.55
Pro forma	$0.37	$0.27	$0.69	$0.51
Diluted earnings per share:
As reported	$0.37	$0.29	$0.69	$0.53
Pro forma	$0.35	$0.26	$0.64	$0.49

Stock-based compensation expense included in reported net income, net of tax, for the second quarter and six months ended 2005 and 2004, was $385,000, $362,000, $747,000, and $681,000, respectively.

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

The following table provides a reconciliation of the components of basic and diluted EPS computations.

	Three Months Ending June 30,
	2005	2004
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$11,014	$8,155
Interest on convertible trust preferred securities, net of tax	765	—
Net income for EPS calculation using the if-converted method	$11,779	$8,155

Calculation of average shares outstanding:
Average basic common shares outstanding (1)	27,680,478	27,313,972
Dilutive effect of:
Stock options and stock grants	711,058	1,073,932
Forward agreement (1)	87,304	83,825
Convertible trust preferred securities	3,182,923	—
Dilutive potential common shares	3,981,285	1,157,757
Average diluted common shares outstanding	31,661,763	28,471,729

Per Share Data:
Basic earnings per share	$0.40	$0.30
Diluted earnings per share	$0.37	$0.29

	Six Months Ending June 30,
	2005	2004
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$20,315	$15,388
Interest on convertible trust preferred securities, net of tax	1,529	—
Net income for EPS calculation using the if-converted method	$21,844	$15,388

Calculation of average shares outstanding:
Average basic common shares outstanding (1)	27,601,190	27,750,236
Dilutive effect of:
Stock options and stock grants	801,535	1,173,461
Forward agreement (1)	161,237	83,825
Convertible trust preferred securities	3,182,470	—
Dilutive potential common shares	4,145,242	1,257,286
Average diluted common shares outstanding	31,746,432	29,007,522

Per Share Data:
Basic earnings per share	$0.74	$0.55
Diluted earnings per share	$0.69	$0.53

(1) On March 31, 2004, the Financial Accounting Standards Board (“FASB”) changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of earnings per share for variable priced contracts.  This interpretation applies to the Company’s Forward Stock Agreement (the “Agreement”).  As a result, the Company amended this Agreement effective April 1, 2004 and such amendment eliminated the need to include the effect of the Agreement in basic shares after that date.  The new interpretation required the Company to account for the original Agreement differently by including approximately 994,000 unissued shares in the calculation of basic and diluted EPS for the six months ended June 30, 2004.

(3) Business Segments

Management Reporting

The Company has ten reportable segments: Boston Private Bank, Borel, FPB, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and the Holding Company. The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

FPB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the Los Angeles, Riverside, San Bernardino, and Ventura counties.  On October 1, 2004, FPB acquired Encino State Bank (“Encino”).  Upon consummation of the acquisition, Encino was merged into FPB with FPB as the surviving entity. On July 18, 2005 First State Bank of California changed its name to First Private Bank & Trust.

Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships.

DGHM, a value driven investment manager headquartered in New York City, specializes in smaller capitalization equities. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro cap portfolios.

Sand Hill provides wealth management services to high net worth investors and select institutions in northern California. The firm manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios.

BPVI, a value style investor, serves the investment management needs of high net worth individuals primarily in New England and the

Northeast.

KLS, a wealth management firm, headquartered in New York City, specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. Founded in 1989, the firm is headquartered in New York City.

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

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004.

At and for the three months ended

June 30, 2005

							Total
							Registered
							Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Advisers
Income statement data:
Revenue
Net interest income	$11	$33	$5	$1	$20	$6	$76
Non-interest income	11,525	6,429	1,670	1,588	2,635	2,030	25,877
Total revenue	$11,536	$6,462	$1,675	$1,589	$2,655	$2,036	$25,953
Non-interest expense and minority interest	6,749	4,820	1,476	1,184	2,113	1,659	18,001
Income taxes	2,002	740	80	175	248	157	3,402
Segment profit	$2,785	$902	$119	$230	$294	$220	$4,550
Segment assets	$35,136	$102,211	$16,398	$4,782	$35,873	$4,880	$199,280

(In millions)
Assets under management and advisory	$8,104	$3,326	$1,044	$827	$2,956	$1,038	$17,295

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$15,049	$9,265	$5,209	$29,523	$76	$(1,304)	$(1)	$28,294
Non-interest income	4,667	1,101	586	6,354	28,877	274	(139)	32,366
Total revenue	$19,716	$10,366	$5,795	$35,877	$25,953	$(1,030)	$(140)	$60,660
Provision for loan losses	$238	$391	$149	$778	$—	$—	$—	$778
Non-interest expense and minority interest	12,383	4,827	3,151	20,361	18,001	4,156	(140)	42,378
Income taxes	1,978	2,130	1,028	5,136	3,402	(2,048)	—	6,490
Segment profit	$5,117	$3,018	$1,467	$9,602	$4,550	$(3,138)	$—	$11,014
Segment assets	$2,064,636	$785,820	$451,723	$3,302,179	$199,280	$43,734	$(16,919)	$3,528,274

(In millions)
Assets under management and advisory	$2,283	$649	$—	$2,932	$17,295	$—	$(206)	$20,021

At and for the three months ended

June 30, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$9	$—	$(1)	$4	$2	$14
Non-interest income	10,941	6,020	1,486	1,507	1,965	21,919
Total revenues	$10,950	$6,020	$1,485	$1,511	$1,967	$21,933
Non-interest expense and minority interest	6,326	4,541	1,314	1,257	1,650	15,088
Income taxes	1,935	633	69	104	132	2,873
Segment profit	$2,689	$846	$102	$150	$185	$3,972
Segment assets	$25,118	$103,586	$16,679	$4,969	$3,671	$154,023

(In millions)
Assets under management and advisory	$7,246	$3,123	$952	$784	$904	$13,009

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$11,964	$6,672	$2,321	$20,957	$14	$(54)	$3	$20,920
Non-interest income	3,395	1,005	444	4,844	21,919	94	(104)	26,753
Total revenue	$15,359	$7,677	$2,765	$25,801	$21,933	$40	$(101)	$47,673
Provision for loan losses	$486	$456	$21	$963	$—	$—	$—	$963
Non-interest expense and minority interest	10,388	4,088	1,377	15,853	15,088	3,278	(101)	34,118
Income taxes	965	1,258	575	2,798	2,873	(1,234)	—	4,437
Segment profit	$3,520	$1,875	$792	$6,187	$3,972	$(2,004)	$—	$8,155
Segment assets	$1,801,226	$648,651	$220,012	$2,669,889	$154,023	$19,936	$(18,999)	$2,824,849

(In millions)
Assets under management and advisory	$1,923	$567	$—	$2,490	$13,009	$—	$(151)	$15,348

At and for the six months ended

June 30, 2005

							Total
							Registered
							Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Advisers
Income statement data:
Revenue
Net interest income	$29	$33	$8	$3	$38	$11	$122
Non-interest income	23,309	13,203	3,340	3,203	5,192	4,031	52,278
Total revenue	$23,338	$13,236	$3,348	$3,206	$5,230	$4,042	$52,400
Non-interest expense and minority interest	13,877	9,792	3,030	2,449	4,279	3,407	36,834
Income taxes	3,957	1,601	128	328	437	265	6,716
Segment profit	$5,504	$1,843	$190	$429	$514	$370	$8,850
Segment assets	$35,136	$102,211	$16,398	$4,782	$35,873	$4,880	$199,280

(In millions)
Assets under management and advisory	$8,104	$3,326	$1,044	$827	$2,956	$1,038	$17,295

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$29,705	$17,721	$9,836	$57,262	$122	$(2,612)	$(1)	$54,771
Non-interest income	8,520	2,190	1,119	11,829	52,278	451	(272)	64,286
Total revenue	$38,225	$19,911	$10,955	$69,091	$52,400	$(2,161)	$(273)	$119,057
Provision for loan losses	$629	$813	$198	$1,640	$—	$—	$—	$1,640
Non-interest expense and minority interest	24,260	9,260	6,220	39,740	36,834	9,006	(273)	85,307
Income taxes	3,594	4,083	1,870	9,547	6,716	(4,468)	—	11,795
Segment profit	$9,742	$5,755	$2,667	$18,164	$8,850	$(6,699)	$—	$20,315
Segment assets	$2,064,636	$785,820	$451,723	$3,302,179	$199,280	$43,734	$(16,919)	$3,528,274

(In millions)
Assets under management and advisory	$2,283	$649	$—	$2,932	$17,295	$—	$(206)	$20,021

At and for the six months ended

June 30, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$18	$—	$(3)	$5	$3	$23
Non-interest income	21,476	9,566	2,882	2,955	3,926	40,805
Total revenues	$21,494	$9,566	$2,879	$2,960	$3,929	$40,828
Non-interest expense and minority interest	12,675	7,350	2,549	2,513	3,388	28,475
Income taxes	3,688	952	132	183	226	5,181
Segment profit	$5,131	$1,264	$198	$264	$315	$7,172
Segment assets	$25,118	$103,586	$16,679	$4,969	$3,671	$154,023

(In millions)
Assets under management and advisory	$7,246	$3,123	$952	$784	$904	$13,009

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$23,627	$13,025	$3,458	$40,110	$23	$(37)	$7	$40,103
Non-interest income	7,286	2,048	612	9,946	40,805	324	(203)	50,872
Total revenue	$30,913	$15,073	$4,070	$50,056	$40,828	$287	$(196)	$90,975
Provision for loan losses	$830	$806	$95	$1,731	$—	$—	$—	$1,731
Non-interest expense and minority interest	20,651	7,902	2,062	30,615	28,475	6,801	(196)	65,695
Income taxes	2,202	2,558	805	5,565	5,181	(2,585)	—	8,161
Segment profit	$7,230	$3,807	$1,108	$12,145	$7,172	$(3,929)	$—	$15,388
Segment assets	$1,801,226	$648,651	$220,012	$2,669,889	$154,023	$19,936	$(18,999)	$2,824,849

(In millions)
Assets under management and advisory	$1,923	$567	$—	$2,490	$13,009	$—	$(151)	$15,348

Both Boston Private Bank and Borel also provide investment advisory and trust services which are included in Bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers. The segment profit for DGHM, FPB and KLS only includes results from the date of acquisition.

(4) Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

Intangibles (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at June 30, 2005

Sand Hill Advisory Contracts	$870	$—	$(51)	$819
BPVI Advisory Contracts	1,878	—	(119)	1,759
DGHM Advisory Contracts	34,506	—	(1,898)	32,608
DGHM Non-Compete Agreements	984	—	(80)	904
FPB Core Deposit Intangibles	7,251	—	(357)	6,894
FPB Non-Compete Agreements	245	—	(56)	189
KLS Non-Compete Agreements	478	(81)	(32)	365
KLS Advisory Contracts	10,465	(3,556)	(484)	6,425
Total	$56,677	$(3,637)	$(3,077)	$49,963

Intangibles (In thousands)	Balance at December 31, 2003	Acquisitions, additions, reclassifications and adjustments	Amortization	Balance at June 30, 2004

Boston Private Bank — Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(52)	922
BPVI Advisory Contracts	2,116	—	(119)	1,997
DGHM Advisory Contracts	—	38,300	(1,686)	36,614
DGHM Non-Compete Agreements	—	1,130	(66)	1,064
FPB Core Deposit Intangibles	—	4,100	(104)	3,996
Total	$3,137	$43,488	$(2,032)	$44,593

Goodwill (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at June 30, 2005

Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	654	57,760
FPB	37,240	(2,607)	34,633
KLS	19,116	3,713	22,829
Total	$130,486	$1,760	$132,246

(In thousands) Goodwill	Balance at December 31, 2003	Acquisitions, Additions, reclassifications, and additions	Balance at June 30, 2004

Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	32	13,593
BPVI	1,334	—	1,334
DGHM	—	54,998	54,998
FPB	—	13,745	13,745
Total	$17,181	$68,892	$86,073

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

The value attributable to the core deposit intangibles (“CDI”) is a function of the expected longevity of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The intangible value of CDI is being amortized over fifteen years for FPB and eight years for Encino, included with FPB, on a straight-line basis.

The value attributable to the non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis which approximates the contractual lives of the agreements, which range from two to seven years.

The annual amortization expense for the intangibles above is estimated to be $6.2 million for 2005, $5.6 million, $5.0 million, $4.6 million, and $4.2 million per year for an aggregate of $25.6 million over the next five years. Goodwill, other than that related to FPB, is expected to be deductible for tax purposes.

(5) Recent Accounting Developments

On December 16, 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options, employee stock purchase plans and other forms of stock-based compensation. FAS 123(R) was originally effective for fiscal years beginning after June 15, 2005, however on April 14, 2005 the SEC adopted a rule to amend the compliance dates for this standard.  The Company will adopt FAS 123(R) on January 1, 2006, as required.  The SEC’s new rule does not change the accounting required by FAS 123(R).

Under FAS 123(R), companies should choose the modified prospective application (MPA) transition method or the modified retrospective application (MRA) transition method.

Under the MPA method, public companies should apply FAS 123(R) when recognizing compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not been vested by the date FAS 123(R) is adopted, and (3) any outstanding liability awards. Under the MRA method, companies are required to restate their prior financial statements so that they include the same amounts that were previously reported as pro forma disclosures under FAS 123’s original provisions.

The adoption of FAS 123(R) will decrease Net Income and EPS for the Company. The Company is continuing to analyze the impact of this new pronouncement and has not determined which transition method will be used.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3” (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003, and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FPB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I. See Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations, EPS or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the SEC staff provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended its ten investment partnership agreements during the quarter ended June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting.

On July 14, 2005, FASB Staff Position No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5, was released. This Board-directed FASB Staff Position (FSP) amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. This new guidance provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. This FSP eliminates the concept of “important rights” in SOP 78-9 and replaces it with the concepts of “kickout-rights” and “substantive participating rights” as defined in Issue 04-5.  For general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified, the guidance in this FSP is effective after June 29, 2005. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of first reporting period in fiscal years beginning after December 15, 2005. The Company is continuing to analyze the impact of this new pronouncement.

At June 30, 2005, the investment partnerships, for which either DGHM or Westfield hold a general partnership interest and act as the asset manager, have $545.4 million of assets, $128.6 million of liabilities, and $416.5 million of limited partnership interests. DGHM and Westfield’s equity interest in the investment partnerships was $569,000 at June 30, 2005, and $1.4 million at December 31, 2004.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share”, affecting the calculation of EPS for variable priced contracts. This interpretation applies to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and to restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 25 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it did require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted EPS for the fourth quarter of 2003 and the first quarter of 2004. The effect of this interpretation on the calculation of diluted EPS for the six-month period ending June 30, 2004 was a decrease of approximately $0.01 per basic and diluted EPS. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of basic earnings per share as it relates to the Forward Agreement.

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

In September 2004, the FASB approved the final release of FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held-to-maturity and available-for-sale securities are other-than-temporary, including current guidance for cost method investments. The FASB has indicated that it will delay the finalization of the proposed FSP as they are expected to take a “fresh look” at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety. A revised FSP is expected to be issued later this year in the third or fourth quarter.

On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment.  The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance.  When issued, the final FSP will be titled, “FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FAS 115-1 will have a material impact on the Company’s financial position.

(6) Subsequent Events

On July 29, 2005 the Company announced the increase in its investment in BOS to approximately a 40% interest.  Over the next 3 years, the Company could acquire up to a 70% interest in the firm. The Company completed its initial 20% investment in BOS in February 2004 and purchased an additional 10% in August 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2005

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

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the second quarter of 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On April 18, 2005 the Company entered into an Agreement and Plan of Merger with Gibraltar Financial Corporation (“Gibraltar”), pursuant to which the Company will acquire Gibraltar, the parent company of Gibraltar Bank.  The transaction is expected to close on or about October 1st, 2005.

In 2004, the Company acquired several entities.  The financial results of these recently acquired entities have had a significant impact on our results of operations for the three months and six months ended June 30, 2005 and should be considered in comparing the Company’s results of operations.  The following table provides additional detail for these acquisitions.  The assets, revenues, expenses and assets under management and advisory (“AUM”), if applicable, are disclosed in Note 3 - Business Segments.

Name of Acquisition	Acquisition Date	Total Assets at acquisition(1)	Assets under Management at acquisition

DGHM	February 6, 2004	$6 Million	$3.0 Billion

FPB	February 17, 2004	$188 Million	N/A

Encino	October 1, 2004	$189 Million	N/A

KLS	December 31, 2004	$3 Million	$2.9 Billion

(1)           Excludes the effects of purchase accounting.

The Company through its nine wholly-owned or majority-owned operating subsidiaries offers a full range of financial services through its three core business divisions, private banking, wealth advisory, and investment management.  Our private banking operating subsidiaries were Boston Private Bank, Borel, and FPB. Our wealth advisory operating subsidiaries were KLS and Rinet.  Our investment management operating subsidiaries were Westfield, DGHM, Sand Hill and BPVI.  The Company also holds a minority interest in BOS and

Coldstream Holdings. At June 30, 2005, Boston Private’s consolidated subsidiaries managed or advised approximately $20.0 billion in client investment assets. The Company had balance sheet assets of approximately $3.5 billion at June 30, 2005.

During the second quarter of 2005, through increased net interest margins and growth in its organic business efforts, the Company earned operating revenues of $60.7 million, an increase of 27.2% over revenues of $47.7 million for the same period in 2004. Total expenses, including minority interest, were $42.4 million for the second quarter of 2005, a 24.2% increase over total expenses of $34.1 million for the same period in 2004. Net income for the second quarter of 2005 was $11.0 million, or $0.37 per diluted share. Net income for the second quarter of 2004 was $8.2 million, or $0.29 per diluted share.

Several factors contributed to the earnings growth in the second quarter of 2005 as compared to the second quarter of 2004. The Company’s business mix, between private banking, wealth advisory, and investment management, continues to benefit from diversification. In the second quarter of 2005, the Company realized approximately 46.7% of its total revenues from net interest income versus 43.9% in the second quarter of 2004. Investment management and trust fees as a percentage of overall total revenues were 41.6% in the second quarter of 2005 compared to 49.3% in the second quarter of 2004. Wealth advisory and other fees, while small relative to private banking and investment management, represented 11.8% of total revenues in the second quarter of 2005 versus 6.8% in the second quarter of 2004. In addition, the Company experienced strong growth in each of its main business lines. Net interest income grew $7.4 million, or 35.2%, in the second quarter of 2005 as compared to the same period in 2004. Wealth advisory and investment management and trust fees grew $2.7 million, or 135.3% and $1.7 million or 7.3%, respectively.

The private banking segment has benefited from an increase in net interest margin, on a fully taxable equivalent (“FTE”) basis, from 3.40% in the second quarter of 2004 to 3.77% in the second quarter of 2005. With the recent increases in short-term interest rates, the Company has seen a steady reversal in the net interest margin compression experienced throughout most of 2004. The rise in short-term interest rates has increased the yields earned on certain loans and investments. The Banks have been able to lag raising rates paid on deposits less than short-term rates have increased. Future short-term interest rate increases will likely result in more directly related increases in deposit rates. An increase in rates paid on deposits will put pressure on the Company’s net interest margins which could negatively impact the amount of net interest income earned by the Company. Management tracks net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

Assets under management and advisory increased $754 million to $20.0 billion at June 30, 2005 from $19.3 billion at March 31, 2005. During the second quarter of 2005, organic growth added assets of $273 million, or 5.7% on an annualized basis, and market value appreciation added $481 million of assets.

The effective tax rate for the second quarter of 2005 was 37.1% and the related income tax expense was $6.5 million. The effective tax rate for the same period in 2004 was 35.2% and the related income tax expense was $4.4 million. The increase in the effective tax rate in the second quarter of 2005 is mostly the result of acquisitions in 2004 in states and localities with higher tax rates.  In addition the relative tax benefit from tax exempt securities has been reduced as tax exempt interest earnings are not growing as fast as the increase in pre-tax earnings.

The return on average assets increased 12 basis points to 1.27% for the quarter ended June 30, 2005 compared to 1.15% during the same period in 2004. Average assets increased $641 million, or 22.7%, from $2.8 billion in the second quarter of 2004 to $3.5 billion in the second quarter of 2005. The return on average assets increased three basis points to 1.19% for the six months ended June 30, 2005, compared to 1.16% for the six months ended June 30, 2004.

The return on average equity increased 177 basis points to 12.95% for the quarter ended June 30, 2005 compared to 11.18% during the same period in 2004. Average equity increased $48.6 million, or 16.6%, from $292 million in the second quarter of 2004 to $340 million in the second quarter of 2005.

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

Financial Condition

Total Assets.  Total assets increased $255.1 million, or 7.8%, to $3.5 billion at June 30, 2005 from $3.3 billion at December 31, 2004. This increase was primarily driven by organic growth of loans and deposits and also by increases in equity.

Investments.  Total investments (consisting of cash and cash equivalents, short-term investments, investment securities, and stock in Federal Home Loan Banks) increased $64.2 million or 9.3% to $752.3 million, or 21.3% of total assets, at June 30, 2005, from $688.1 million, or 21.0% of total assets, at December 31, 2004. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment and mortgage-backed securities available for sale as of June 30, 2005 and December 31, 2004:

		Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)

At June 30, 2005
U.S. Agencies	$175,938	$104	$(1,180)	$174,862
U.S. Government	53,160	2	(171)	52,991
Corporate bonds	30,006	3	(386)	29,623
Municipal bonds	236,671	846	(1,359)	236,158
Mortgage-backed securities	39,841	18	(522)	39,337
Other	2,250	34	—	2,284
Total investments	$537,866	$1,007	$(3,618)	$535,255

At December 31, 2004
U.S. Agencies	$166,926	$198	$(950)	$166,174
U.S. Government	32,971	2	(161)	32,812
Corporate bonds	35,222	19	(278)	34,963
Municipal bonds	228,629	1,642	(903)	229,368
Mortgage-backed securities	46,025	10	(533)	45,502
Other	11,250	15	—	11,265
Total investments	$521,023	$1,886	$(2,825)	$520,084

Loans held for sale.  Loans held for sale increased $4.0 million, or 9.5% during the first six months of 2005 to $46.4 million from $42.4 million at December 31, 2004.  The increase is due to factors such as demand for fixed rate loans, timing of loan sales, and liquidity.  In the first six months of 2005, there were $325.7 million of mortgage loans originated for sale offset by $321.7 million of loans sold.

Loans.  Total portfolio loans increased $178.7 million, or 7.9%, during the first six months of 2005 to $2.4 billion, or 68.8% of total assets, at June 30, 2005, from $2.2 billion, or 68.7% of total assets, at December 31, 2004.  This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $111.6 million, or 8.2%, and $67.9 million, or 8.5%, respectively.

Risk Elements.  Total non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”), increased by $2.9 million during the first six months of 2005 to $4.4 million or 0.13% of total assets, at June 30, 2005, from $1.5 million, or 0.05% of total assets, at December 31, 2004. There was no OREO at June 30, 2005.

At June 30, 2005, loans with an aggregate balance of $506,000, or 0.02% of total loans, were 30-89 days past due, a decrease of $3.5 million, as compared to $4.0 million at December 31, 2004.  The Company believes most of these loans are adequately secured.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our banking regions, interest rates, and seasonality.  These factors are generally not within the Company’s control.

We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt.  In certain instances, loans that have become 90 days past due may remain on accrual status if we believe that full principal and interest due on the loan is collectible.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On March 31, 2005, the Company reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. Such reclassification is reflected in the following tables.  At June 30, 2005, the allowance for credit losses totaled $30.2 million and was comprised of the allowance for loan losses of $26.6 million and the reserve for unfunded loan commitments of $3.6 million.

The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Ending gross loans	$2,427,331	$1,943,498	$2,427,331	$1,943,498
Allowance for loan losses, beginning of period (1)	25,810	20,443	25,021	17,761
Provision for loan losses	778	963	1,640	1,731
Charge-offs	(14)	(5)	(124)	(12)
Recoveries	10	—	47	—
Addition due to acquisition	—	—	—	1,921
Allowance for loan losses, end of period	$26,584	$21,401	$26,584	$21,401

Allowance for loan losses to ending gross loans	1.10%	1.10%	1.10%	1.10%

(1)  In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities. Prior allowance for loan loss balances have been reclassified to facilitate comparison with the current year.

The following table is an analysis of our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$3,128	$2,703	$2,916	$2,411
Provision for unfunded loan commitments (2)	493	107	705	295
Addition due to acquisition	—	—	—	104
Reserve for unfunded loan commitments, at end of period	$3,621	$2,810	$3,621	$2,810

(2) Expenses related to off-balance sheet credit risk are included in other expenses.

The following table is an analysis of our allowance for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Ending gross loans	$2,427,331	$1,943,498	$2,427,331	$1,943,498
Allowance for credit losses, beginning of period	28,938	23,146	27,937	20,172
Provision for credit losses	1,271	1,070	2,345	2,026
Charge-offs	(14)	(5)	(124)	(12)
Recoveries	10	—	47	—
Addition due to acquisition	—	—	—	2,025
Allowance for credit losses, end of period	$30,205	$24,211	$30,205	$24,211

Allowance for credit losses to ending gross loans	1.24%	1.25%	1.24%	1.25%

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

Goodwill.  Goodwill increased $1.8 million during the first six months of 2005 to $132.2 million at June 30, 2005 from $130.5 million at December 31, 2004. The increase was due to an adjustment to the KLS intangible assets as discussed below, DGHM for the annual deferred payment, and reduced for an adjustment related to deferred taxes for FPB.

Intangible Assets.  Intangible assets decreased $6.7 million during the first six months of 2005 to $50.0 million from $56.7 million at December 31, 2004.  Approximately $3.6 million of the decrease was due to adjusting the preliminary estimates that were recorded for non-compete agreements and advisory contracts related to the KLS acquisition which occurred on December 31, 2004. The remaining $3.1 million decrease was due to the amortization recorded in the first six months of 2005.

Other Assets.   Other assets increased $11.4 million during the first six months of 2005. The increase is primarily due a an increase in deferred taxes of $6.5 million and a $4.3 million increase in mutual fund securities which are held within a Rabbi Trust to fund the Company’s deferred compensation plan liability.

Deposits.  The Company experienced an increase in total deposits of $169.3 million, or 7.1%, during the first six months of 2005, to $2.6 billion, or 72.4% of total assets, at June 30, 2005, from $2.4 billion, or 72.9% of total assets, at December 31, 2004.  This increase was due to organic growth and the effects of seasonal variations on existing client accounts. The following table shows the composition of our deposits at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$515,848	20.2%	$463,008	19.4%
NOW	263,534	10.3%	229,461	9.6%
Savings	44,844	1.8%	37,686	1.6%
Money market	1,217,806	47.6%	1,134,218	47.5%
Certificates of deposit under $100,000	114,373	4.5%	106,486	4.5%
Certificates of deposit $100,000 or greater	399,263	15.6%	415,509	17.4%
Total	$2,555,668	100.0%	$2,386,368	100.0%

Borrowings.   Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $63.0 million, or 13.3%, during the first six months of 2005 to $537.2 million from $474.2 million at December 31, 2004.  FHLB Borrowings increased $55.2 million, or 20.0%. To better manage interest rate risk and to help protect the Company’s net interest margin, the Company utilizes FHLB fixed rate borrowings to fund a portion of its loans. Repurchase Agreements increased $7.8 million, or 9.3%, as a result of the client demand for this product.

Deferred Acquisition Obligations.   A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses. A portion of this obligation will be settled by the issuance of the Company’s common shares.  Deferred acquisition obligations were $17.6 million at June 30, 2005, a decrease of $5.8 million, or 24.8%, from December 31, 2004.  This decrease was primarily due to a payment to DGHM in the first quarter of 2005, in connection with the terms of the acquisition.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  In general, the Company believes that it maintains a relatively high degree of liquidity.  At June 30, 2005, liquid assets consisting of cash and cash equivalents, short-term investments and investment securities available for sale amounted to $729.9 million, or 20.7% of total assets of the Company.  This compares to $668.0 million, or 20.4% of total assets, at December 31, 2004.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $50 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The interest rate on the line of credit is a floating rate indexed to either the prime rate or the federal funds rate, as selected by the Holding Company. The Holding Company is required to maintain various minimum capital and loan loss ratios in connection with the revolving credit agreement.  As of June 30, 2005, there was $50 million available for borrowing under this line of credit.  This credit agreement expires on September 28, 2005.  The Company expects to renew or replace this credit facility prior to expiration.  In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At June 30, 2005, the estimated cash outlay related to the Company’s deferred purchase obligations was approximately $17.6 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years.  Additionally, the Company along with DGHM and KLS have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next six years at fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

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

The initial forward price will be subject to increases based on a floating interest factor equal to the federal funds rate, less a spread.  The forward price at June 30, 2005 was $22.665.

The Company anticipates exercising the forward agreement, in the 3rd quarter 2005, to assist with the funding of the Gibraltar acquisition.  The Company anticipates funding the remainder of the Gibraltar acquisition by issuing approximately $100.0 million of Trust Preferred Securities and issuing approximately 4.3 million shares of the Company's common stock.

The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries.  The Company believes that the non-bank subsidiaries are well capitalized, and Boston Private Bank, Borel and FPB have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Capital Resources.   The Company’s stockholders’ equity at June 30, 2005 was $344.7 million, or 9.8% of total assets, compared to $321.2 million, or 9.8% of total assets at December 31, 2004. The increase was primarily the result of the Company’s current year earnings, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, and deferred acquisition payments. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive loss.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, and FPB must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Boston Private Bank’s, Borel’s, and FPB’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2005 and December 31, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2005:
Total risk-based capital
Company	$306,511	12.68%	$193,395	> 8.0%	$241,744	> 10.0%
Boston Private Bank	142,599	11.00	103,673	8.0	129,591	10.0
Borel	77,230	10.56	58,500	8.0	73,125	10.0
FPB	39,431	12.26	25,733	8.0	32,166	10.0
Tier I risk-based
Company	276,306	11.43	96,698	4.0	145,046	6.0
Boston Private Bank	126,383	9.75	51,837	4.0	77,755	6.0
Borel	68,383	9.35	29,250	4.0	43,875	6.0
FPB	35,676	11.09	12,867	4.0	19,300	6.0
Tier I leverage capital
Company	276,306	8.40	131,334	4.0	164,168	5.0
Boston Private Bank	126,383	6.28	80,523	4.0	100,653	5.0
Borel	68,383	8.74	31,312	4.0	39,140	5.0
FPB	35,676	9.10	15,690	4.0	19,612	5.0
As of December 31, 2004:
Total risk-based capital
Company	$270,740	12.17%	$177,955	>8.0%	$222,444	>10.0%
Boston Private Bank	131,550	10.77	97,719	8.0	122,149	10.0
Borel	67,471	10.41	51,846	8.0	64,808	10.0
FPB	33,456	11.41	23,455	8.0	29,319	10.0
Tier I risk-based
Company	242,933	10.92	88,978	4.0	133,466	6.0
Boston Private Bank	116,266	9.52	48,860	4.0	73,289	6.0
Borel	59,524	9.18	25,923	4.0	38,885	6.0
FPB	29,981	10.23	11,727	4.0	17,591	6.0
Tier I leverage capital
Company	242,933	7.88	123,245	4.0	154,056	5.0
Boston Private Bank	116,266	6.20	74,979	4.0	93,723	5.0
Borel	59,524	7.95	29,952	4.0	37,440	5.0
FPB	29,981	7.64	15,695	4.0	19,619	5.0

Results of Operations for the Three Months Ended June 30, 2005

Net Income.  The Company recorded net income of $11.0 million, or $0.37 per diluted share for the quarter ended June 30, 2005 compared to net income of $8.2 million, or $0.29 per diluted share, for the quarter ended June 30, 2004.

Net Interest Income.   Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a FTE basis, expressed as a percentage of average interest-earning assets. The average yield on interest earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on funding sources is equal to interest expense as a percentage of average interest-bearing liabilities.  For the second quarter of 2005, net interest income was $28.3 million, an increase of $7.4 million, or 35.2%, over the same period of 2004.  This change was due to the increase in the average balance and rate on earning assets, partially offset by an increase in the average balance and rate on interest-bearing liabilities.  The Company’s net interest margin was 3.77% for the second quarter of 2005, an increase of 37 basis points compared to the same period of 2004.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended June 30, 2005 and June 30, 2004.

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$696,025	$5,890	3.38%	$697,451	$4,467	2.56%
Loans(2)
Commercial and construction	1,430,941	24,711	6.85%	1,078,265	15,621	5.74%
Residential mortgage	877,503	10,423	4.75%	704,230	8,301	4.79%
Home equity and other consumer	92,934	1,451	6.18%	77,927	968	4.96%
Total loans	2,401,378	36,585	6.06%	1,860,422	24,890	5.32%
Total earning assets	3,097,403	42,475	5.46%	2,557,873	29,357	4.57%

Interest-bearing liabilities:
Deposits	$1,987,743	$8,183	1.65%	$1,754,453	$4,631	1.06%
Borrowed funds	520,009	4,822	3.70%	327,525	2,819	3.46%
Total interest-bearing liabilities	2,507,752	13,005	2.08%	2,081,978	7,450	1.44%

Net interest income		$29,470			$21,907
Interest rate spread			3.38%			3.13%
Net interest margin			3.77%			3.40%

(1)           Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.2 million and $987,000 for 2005 and 2004, respectively.

(2)           Includes loans held for sale.

Interest Income.  Interest and dividend income increased $12.9 million, or 45.6%, in the second quarter of 2005 as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $9.0 million, or 58.1%, in the second quarter of 2005 as a result of a 32.7% increase in average balances and a 19.3% increase in the average yield.  The increase in the average balance of commercial loans of $352.7 million was due to the Encino acquisition in 2004 as well as organic growth of the loan portfolios at the Banks.  Interest income from residential mortgage loans increased $2.1 million, or 25.6%, in the second quarter of 2005 as a result of a 24.6% increase in average balances outstanding partially offset by a four basis point decrease in the average rate earned.

Investment income increased $1.4 million, or 31.8% as a result of an 82 basis point increase, or 32.0%, in average yield, partially offset by a $1.4 million decrease in the average balance. The decrease in the average balance was due to decreased liquidity and the corresponding investment or lending alternatives made by the Banks.  Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $5.6 million, or 74.6%, for the second quarter of 2005 from $7.4 million for the second quarter of 2004 to $13.0 for the second quarter of 2005.  Interest paid on deposits increased $3.6 million for the quarter ended June 30, 2005 compared to the same period in 2004 as a result of a $233.3 million, or 13.3%, increase in the average balance, and a 59 basis point, or 55.7%, increase in the average rate paid.  Interest paid on borrowings increased $2.0 million, or 71.1%, as a result of a $192.5 million, or 58.8%, increase in average balance, and a 24 basis point, or 6.9%, increase in the average rate paid.  The increase in the average balance of borrowings was due to the additional FHLB borrowings, repurchase agreements, and the issuance of the junior subordinated debentures that took place in the fourth quarter of 2004.

Provision for Loan Losses.  The provision for loan losses decreased $185,000, or 19.2%, to $778,000 for the second quarter of 2005, compared to $963,000 for the same period in 2004. The level of provisions recorded during the quarter is impacted by the amount of loan growth and the mix of loans during the quarter.  Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $4,000 during the second quarter of 2005 versus $5,000 for the same period in 2004.

Fees and Other Income.  Total fees and other income increased $5.6 million, or 21.0%, in the second quarter of 2005 compared to the second quarter of 2004.  This increase is primarily attributable to the 135.3% increase in the wealth advisory fees and the 7.3% increase in investment management and trust fees.

Investment management and trust fees increased $1.7 million, or 7.3%, for the quarter ended June 30, 2005. This increase was due to the increase in assets under management as a result of organic growth and acquisitions.  Assets under management, excluding the assets from the unconsolidated affiliates, increased $4.7 billion, or 30.4%, from June 30, 2004 to June 30, 2005.

Wealth advisory fees increased $2.7 million, or 135.3%, in the second quarter of 2005 compared to the second quarter of 2004.  This increase is primarily the result of the KLS acquisition.

Other income (consisting of cash management fees, loan fees, and other fees) increased $659,000, or 96.9%, in the second quarter of 2005 compared to the second quarter of 2004. This increase is primarily due to a large loan prepayment fee received in the second quarter of 2005.

Operating Expenses and Minority Interest.  Total operating expenses and minority interest for the second quarter of 2005 were $42.4 million, compared to $34.1million for the same period of 2004, an increase of $8.3 million, or 24.2%.  The increase is primarily attributable to salaries and benefits as well as other operating expenses resulting from the Company’s growth and acquisitions.  Minority interest is also impacted by the performance of DGHM and KLS.

Salaries and benefits, the largest component of operating expense, increased $4.6 million, or 20.6%, to $27.1 million for the second quarter of 2005, from $22.5 million for the same period in 2004. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.  The increase reflects additional variable compensation related to the acquisitions in 2004 and on the increased profits that come from those businesses.

Occupancy and equipment expense was $4.8 million for the second quarter of 2005 compared to $3.6 million for the same period of 2004. The $1.2 million, or 34.8% increase over the second quarter of 2004, is primarily due to acquisitions, increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses increased $717,000, or 42.4%, to $2.4 million for the second quarter of 2005, from $1.7 million for the same period of 2004.  The increase is due to additional services for audit, legal, and consulting related to compliance to regulatory standards such as the Sarbanes-Oxley Act.

Marketing and business development increased $285,000 or 19.0% from the same period in 2004. This increase was primarily due to increased marketing efforts to continue to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $439,000 or 64.2% for the second quarter of 2005 as compared with the same period in 2004. This increase was due primarily to continued investments in our data processing systems as well as higher business volumes.

Amortization of intangibles was $1.5 million for the second quarter of 2005, an increase of $289,000 from the second quarter of 2004. This increase was attributable to the investment advisory contracts from the DGHM and KLS acquisitions, the CDI from the Encino acquisition, and the non-compete agreements from the Encino and KLS acquisitions.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments, provision for off-balance sheet credit risk, and other miscellaneous business expenses.  Other expenses were $3.2 million in the second quarter of 2005 compared to $2.5 million for the same period in 2004, an increase of $677,000, or 26.6%.

Income Tax Expense.  The Company recorded income tax expense of $6.5 million for the second quarter of 2005 as compared to $4.4 million for the same period of 2004. The effective tax rate for the second quarter of 2005 was 37.1% compared to 35.2% for the second quarter of 2004.   The increase in the Company’s effective tax rate in 2005 was due to the decreased proportion of non-taxable investments relative to income earning assets due to growth, and the acquisitions in 2004 in states and localities with higher tax rates.  The Company’s effective tax rate for the remainder of 2005 will be affected by the income in various states and localities as well as the level of tax-free investments.

Results of Operations for the Six Months Ended June 30, 2005

Net Income. The Company recorded net income of $20.3 million, or $0.69 per diluted share, for the six months ended June 30, 2005, compared to $15.4 million, or $0.53 per diluted share for the six months ended June 30, 2004.

Net Interest Income.  For the six months ended June 30, 2005, net interest income was $54.8 million, an increase of $14.7 million, or 36.6%, over the same period in 2004. This increase was due to increases in average balances of interest earning assets, the average rate earned on interest earning assets, offset by increases in the average balance of interest-bearing liabilities and the average rates paid on interest-bearing liabilities. The Company’s net interest margin was 3.73% for the six months ended June 30, 2005, an increase of 23 basis points compared to the same period last year.

The following table sets forth the composition of the Company's net interest margin on a FTE basis for the six months ended June 30, 2005 and June 30, 2004.

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$696,315	$11,376	3.27%	$633,717	$8,609	2.72%
Loans(2)
Commercial and construction	1,399,838	46,965	6.68%	1,012,484	29,434	5.81%
Residential mortgage	852,714	20,157	4.73%	680,016	16,178	4.76%
Home equity and other consumer	92,044	2,773	5.99%	78,512	1,979	4.98%
Total loans	2,344,596	69,895	5.95%	1,771,012	47,591	5.38%
Total earning assets	3,040,911	81,271	5.33%	2,404,729	56,200	4.69%

Interest-bearing liabilities:
Deposits	$1,964,253	$14,740	1.51%	$1,641,759	$8,654	1.07%
Borrowed funds	513,467	9,436	3.69%	315,708	5,471	3.54%
Total interest-bearing liabilities	2,477,720	24,176	1.96%	1,957,467	14,125	1.46%

Net interest income		$57,905			$42,075
Interest rate spread			3.37%			3.23%
Net interest margin			3.73%			3.50%

(1)           Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $2.3 million and $2.0 million for 2005 and 2004, respectively.

(2)           Includes loans held for sale.

Interest Income.  During the first six months of 2005, interest income was $78.9 million, an increase of $24.7 million or 45.6%, compared to $54.2 million for the same period in 2004. Interest income on commercial loans increased 59.6% to $46.9 million for the six months ended June 30, 2005, compared to $29.4 million for the same period in 2004. Interest income from residential mortgage loans increased 24.6% to $20.2 million for the six months ended June 30, 2005, compared to $16.2 million for the same period in 2004, and interest on home equity and other loans increased 40.1% to $2.8 million for the second quarter of 2005, compared to $2.0 million, for the same period in 2004. The average balance of commercial loans increased 38.3% and the average rate increased 15.0%, or 87 basis points, to 6.68% for the six months ended June 30, 2005. The average balance of residential mortgage loans increased 25.4%, and the average rate decreased 0.6%, or three basis points, to 4.73% for the same period. The average balance of home equity and other loans was increased 17.2% and the average rate increased 20.3%, or 101 basis points, to 5.99%.

Total investment income (consisting of interest and dividend income from cash, federal funds sold, investment securities, mortgage-backed securities, and stock in the FHLBs) increased $2.7 million, or 38.2%, to $9.7 million for the six months ended June 30, 2004, compared to $7.0 million for the same period in 2004. This increase was primarily attributable to an increase in the average balance of $62.6 million, or 9.8% for the six months ended June 30, 2005 and by an increase in the average rate earned of 55 basis points or 20.2%.

Interest Expense. During the first six months of 2005, interest expense was $24.2 million, an increase of $10.1 million, or 71.2%, compared to $14.1 million for the same period in 2004. This increase in the Company’s interest expense was the result of an increase in the average balance of interest bearing liabilities and by an increase in the average cost of interest-bearing liabilities of 50 basis points, or 34.2%, to 1.96% for the six months ended June 30, 2005.

Provision for Loan Losses. The provision for loan losses was $1.6 million for the six months ended June 30, 2005, compared to $1.7 million for the same period in 2004. The provision amounts recorded during the six months ending June 30, 2005 were impacted by the amount of loan growth and the mix of loans during the year.  Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Also see discussion under “Financial Condition—Allowance for Loan Losses.” Charge-offs net of recoveries were $77,000 during the first six months of 2005 compared to $12,000 for the same period in 2004.

Fees and Other Income.  Fees and other income increased $13.4 million, or 26.4%, to $64.3 million for the six months ending June 30, 2005, compared to $50.9 million for the same period in 2004. This increase is primarily attributable to the 132.7% increase in the wealth advisory fees and the 15.3% increase in investment management and trust fees.

Investment management and trust fees increased $6.7 million, or 15.3%, for the six months ended June 30, 2005. This increase was due to the increase in assets under management as a result of organic growth and acquisitions.  Assets under management, excluding the assets from unconsolidated affiliates, increased $4.7 billion, or 30.4%, from June 30, 2004 to June 30, 2005.

Wealth advisory fees increased $5.3 million, or 132.7%, to $9.3 million for the first six months of 2005, as compared to $4.0 million for the same period in 2004. This increase is primarily the result of the KLS acquisition.

Other income (consisting of cash management fees, loan fees, and other fees) increased $1.0 million, or 60.3%.  This increase is primarily due to loan prepayment fees and increased volume.

Operating Expenses and Minority Interest.  Total operating expenses and minority interest for the first six months of 2005 were $85.3 million compared to $65.7 million for the same period in 2004. Operating expenses increased $19.6 million, a 29.9% increase over the first six months of 2004. The increase is primarily attributable to salaries and benefits as well as other operating expenses resulting from the Company’s growth and acquisitions.

Salaries and benefits, the largest component of operating expense, increased $11.1 million, or 25.4%, to $55.0 million for the first six months of 2005, from $43.9 million for the same period in 2004. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, related taxes and employee benefits thereon.  The increase reflects additional variable compensation related to the acquisitions in 2004 and on the increased profits that come from those businesses.

Occupancy and equipment expense was $9.5 million for the first six months of 2005 compared to $7.2 million for the same period last year.  The $2.4 million, or 32.7% increase over the same period in 2004, is primarily due to acquisitions, increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $2.2 million, or 73.0%. This increase is due to additional services for audit, legal, and consulting related to compliance to regulatory standards such as the Sarbanes-Oxley Act.

Marketing and business development increased $623,000 or 23.2% from the same period in 2004. This increase was primarily due to increased marketing efforts to continue to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $531,000 or 39.2% for the first six months of 2005 as compared with the same period in 2004. This increase was due primarily to continued investments in our data processing systems as well as higher business volumes.

Amortization of intangibles was $3.1 million for the first six months of 2005, an increase of $1.0 million from the same period of 2004. This increase is mostly attributable to the acquisitions of KLS and Encino.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments, and provision for off-balance sheet credit risk, and other miscellaneous business expenses. Other expenses were $6.4 million for the first six months of 2005 compared to $5.0 million for the same period in 2004.

Income Tax Expense.  The Company recorded income tax expense of $11.8 million for the first six months of 2005 as compared to $8.2 million for the same period of 2004. The effective tax rate for the first six months of 2005 was 36.7% compared to 34.7% for the first six months of 2004.   The increase in the Company’s effective tax rate in 2005 was due to the decreased proportion of non-taxable investments relative to income earning assets due to growth, and the acquisitions in 2004 in states and localities with higher tax rates.  The Company’s effective tax rate for the remainder of 2005 will be affected by the income in various states and localities as well as the level of tax-free investments.

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

Tax estimates. The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities in accordance with applicable tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for the deferred tax assets at June 30, 2005, there is no guarantee that these assets are realizable.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at June 30, 2005 is realizable and no valuation allowance is needed.

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

•    the risk that unanticipated costs relating to potential acquisitions could reduce our EPS;

•    the risk associated with entering into geographic and product markets in which we have limited or no direct prior experience;

•    the risk that we may assume potential liabilities of the acquired company as a result of the acquisition; and

•    the risk that an acquisition will dilute our EPS, in both the short and long term, or that it will reduce our tangible capital ratios.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At June 30, 2005, our goodwill and other identifiable intangible assets were approximately $182.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

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

For the quarter ended June 30, 2005, approximately 41.6% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days’ notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion. The combined financial performance of our major investment management subsidiaries is a significant factor in our overall results of operations and financial condition.

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

Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel and FPB as California banking corporations, are subject to regulation and supervision by the California Department of Financial Institutions and the FDIC.

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

Since 1984, Borel has served as the trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor.  IN several subsequent related lawsuits, Borel has prevailed on all material issues, and obtained dismissals or ruling in its favor.  Final judgments by the trial court have recently been entered in favor of Borel and the other defendants in these actions.

One beneficiary – a contingent remainder beneficiary – continues to assert that he will prosecute the actions.  This beneficiary has served notices of appeal from the most recent orders of the trial court ruling in favor of Borel and the other defendants.  In addition, on June 24, 2005, this beneficiary, acting pro se, filed a new action purporting to raise the same claims in the United States District Court for the Northern District of California.  In this action, the plaintiff beneficiary makes claims similar to those made in the earlier cases – he seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action.  Borel will continue to defend these matters vigorously.  While the ultimate outcome cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

Adverse developments in these lawsuits could have a material adverse effect on Borel’s business or the combined business of Boston Private’s banks.

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

The principal objective of the Bank’s asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank evaluates hedging techniques to reduce interest rate risk where possible.

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

As of December 31, 2004, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. With interest rates at low levels, it would be difficult to reduce the cost of funds should interest rates decline. The shift in pro forma net income, from January 1, 2004 to January 1, 2005 was due to the increase in interest rates in 2004. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a
12-month period:

	Twelve months beginning 1/1/05
	Dollar	Percent
	Change	Change
	(In thousands)
Up 200 basis point ramp	$1,655	1.47%
Down 100 basis point ramp	$(2,044)	(1.81)%

	Twelve months beginning 1/1/04
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis point ramp	$(1,743)	(2.35)%
Down 100 basis point ramp	$266	0.36%

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

•             Short-term interest rates (e.g. Prime & LIBOR) are assumed to drive nonmaturity deposit (Savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the treasury curve. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12-month period and remain flat thereafter.

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

Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2004, Boston Private Bank’s balance sheet is liability sensitive. Borel and FPB’s balance sheets are asset sensitive. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

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
	(In thousands)
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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ending June 30, 2005 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

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

B.  Trust Litigation

Since 1984, Borel has served as the trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor.  IN several subsequent related lawsuits, Borel has prevailed on all material issues, and obtained dismissals or ruling in its favor.  Final judgments by the trial court have recently been entered in favor of Borel and the other defendants in these actions.

One beneficiary – a contingent remainder beneficiary – continues to assert that he will prosecute the actions.  This beneficiary has served notices of appeal from the most recent orders of the trial court ruling in favor of Borel and the other defendants.  In addition, on June 24, 2005, this beneficiary, acting pro se, filed a new action purporting to raise the same claims in the United States District Court for the Northern District of California.  In this action, the plaintiff beneficiary makes claims similar to those made in the earlier cases – he seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action.  Borel will continue to defend these matters vigorously.  While the ultimate outcome cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

C.  Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 9,503 shares of common stock in the second quarter of 2005 in connection with a deferred acquisition obligation payment related to a principal hired by BPVI. The total consideration for this transaction was $233,000. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering.  The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Stockholders held on April 27, 2005, stockholders of the Company approved proposals to:

(1)           elect four Class II Directors of the Company to serve until the 2008 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD

Peter C. Bennett	17,419,641	8,048,285
Kathleen M. Graveline	23,940,023	1,527,903
Walter M. Pressey	24,865,561	602,365
William J. Shea	24,661,790	806,136

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

* Filed herewith

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the second quarter of 2005:

On April 13, 2005 the Company filed a Current Report, dated April 12, 2005, on Form 8-K regarding a brochure prepared by Boston Private Bank & Trust Company (the “Bank”) containing information relating to the Bank’s financial results for the twelve months ended December 31, 2004.

On April 20, 2005, the Company filed a Current Report, dated April 18, 2005, on Form 8-K regarding the agreement and plan of merger with Gibraltar Financial Corp.

On April 27, 2005, the Company filed a Current Report, dated April 27, 2005, on Form 8-K regarding its earnings press release announcing the financial results for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
August 9, 2005	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
August 9, 2005	Robert J. Whelan
Executive Vice President and Chief Financial Officer