Form 10-Q
period 2005-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2005-11-09
CIK 821127

As filed with the Securities and Exchange Commission on November 9, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2005:

Common Stock-Par Value $1.00	34,375,694
(class)	(outstanding)

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
Critical Accounting Policies
Executive Summary
Financial Condition
Capital Resources
Results of Operations
Risk Factors and Factors Affecting Forward-Looking Statements
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures
PART II—OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signature Page
Certifications

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)
Assets:
Cash and due from banks	$97,038	$55,252
Federal funds sold and other interest-bearing assets	165,270	73,662
Cash and cash equivalents	262,308	128,914
Restricted Cash	113,000	—
Short-term investments	—	19,019
Investment securities available for sale (amortized cost of $520,806 and $521,023, respectively)	516,289	520,084
Loans held for sale	8,232	42,384
Loans:
Commercial	1,340,690	1,175,649
Construction	246,185	181,418
Residential mortgage	880,041	796,991
Home equity and other consumer loans	91,071	94,542
Total loans	2,557,987	2,248,600
Less: allowance for loan losses	28,302	25,021
Net loans	2,529,685	2,223,579

Stock in Federal Home Loan Banks	22,450	20,087
Premises and equipment, net	23,277	20,314
Goodwill	132,246	130,486
Intangible assets, net	48,424	56,677
Fees receivable	22,979	21,521
Accrued interest receivable	14,399	11,859
Other assets	96,294	78,269
Total assets	$3,789,583	$3,273,193

Liabilities:
Deposits	$2,681,272	$2,386,368
Securities sold under agreements to repurchase	99,027	84,550
Federal Home Loan Bank borrowings	294,475	275,187
Junior subordinated debentures	214,434	114,434
Accrued interest payable	4,973	3,376
Deferred acquisition obligations	17,809	23,396
Other liabilities	80,144	64,655
Total liabilities	$3,392,134	$2,951,966

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 30,010,099 shares at September 30, 2005 and 27,657,377 shares at December 31, 2004	30,010	27,657
Additional paid-in capital	238,216	188,719
Retained earnings	136,608	110,189
Unearned compensation	(4,661)	(4,829)
Accumulated other comprehensive loss	(2,724)	(509)
Total stockholders’ equity	397,449	321,227
Total liabilities and stockholders’ equity	$3,789,583	$3,273,193

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operation

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Interest and dividend income:
Loans	$39,563	$27,146	$108,776	$74,331
Taxable investment securities	2,166	1,414	5,880	4,084
Non-taxable investment securities	1,480	1,459	4,415	4,279
Mortgage-backed securities	325	453	1,099	1,304
Federal funds sold and other	1,113	294	3,424	996
Total interest and dividend income	44,647	30,766	123,594	84,994
Interest expense:
Deposits	9,667	4,868	24,407	13,521
Federal Home Loan Bank borrowings	3,094	2,615	9,128	7,605
Securities sold under agreements to repurchase	285	179	819	537
Federal funds purchased and other	78	18	154	30
Junior subordinated debentures	1,471	77	4,263	188
Total interest expense	14,595	7,757	38,771	21,881
Net interest income	30,052	23,009	84,823	63,113
Provision for loan losses	1,728	795	3,368	2,526
Net interest income after provision for loan losses	28,324	22,214	81,455	60,587
Fees and other income:
Investment management and trust fees	27,383	23,224	77,752	66,902
Wealth advisory fees	4,824	1,993	14,093	5,977
Earnings in equity investments	548	184	1,053	216
Deposit account service charges	292	264	923	854
Gain on sale of loans, net	533	252	1,303	946
Gain on sale of investment securities, net	—	162	41	373
Other	1,138	784	3,840	2,468
Total fees and other income	34,718	26,863	99,005	77,736
Operating expense:
Salaries and employee benefits	29,278	23,012	84,286	66,878
Occupancy and equipment	5,059	3,993	14,606	11,186
Professional services	2,035	2,325	7,190	5,305
Marketing and business development	1,432	1,155	4,744	3,844
Contract services and processing	960	751	2,846	2,106
Amortization of intangibles	1,539	1,244	4,616	3,277
Other	2,785	2,651	9,155	7,630
Total operating expense	43,088	35,131	127,443	100,226
Minority interest	526	366	1,480	968
Income before income taxes	19,428	13,580	51,537	37,129
Income tax expense	7,416	4,800	19,211	12,961
Net income	$12,012	$8,780	$32,326	$24,168
Per share data:
Basic earnings per share	$0.43	$0.32	$1.17	$0.87
Diluted earnings per share	$0.40	$0.31	$1.09	$0.84
Average basic common shares outstanding	27,954,187	27,390,463	27,718,856	27,627,523
Average diluted common shares outstanding	32,172,759	28,522,147	31,897,471	28,851,817

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2003	$25,167	$129,827	$83,006	$(5,119)	$2,571	$235,452
Net income	—	—	24,168	—	—	24,168
Comprehensive income, net:
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,068)	(2,068)
Total comprehensive income						22,100
Dividends paid to shareholders	—	—	(4,797)	—	—	(4,797)
Issuance of 2,196,003 shares of common stock	2,196	50,500	—	—	—	52,696
Issuance of 49,850 shares of incentive common stock	50	1,268	—	(1,318)	—	—
Amortization of unearned compensation	—	—	—	1,287	—	1,287
Stock options exercised	154	1,558	—	—	—	1,712
Tax savings on options exercised	—	1,077	—	—	—	1,077
Balance at September 30, 2004	$27,567	$184,230	$102,377	$(5,150)	$503	$309,527

Balance at December 31, 2004	$27,657	$188,719	$110,189	$(4,829)	$(509)	$321,227
Net income	—	—	32,326	—	—	32,326
Comprehensive income, net:
Change in unrealized gain (loss)on securities available for sale, net of tax	—	—	—	—	(2,215)	(2,215)

Total comprehensive income						30,111
Dividends paid to shareholders	—	—	(5,907)	—	—	(5,907)
Issuance of 1,769,897 shares of common stock	1,770	38,745	—	—	—	40,515
Issuance of 58,500 shares of incentive common stock	59	1,555	—	(1,614)	—	—
Amortization of unearned compensation	—	—	—	1,782	—	1,782
Stock options exercised	524	6,385	—	—	—	6,909
Tax savings on options exercised	—	2,812	—	—	—	2,812
Balance at September 30, 2005	$30,010	$238,216	$136,608	$(4,661)	$(2,724)	$397,449

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$32,326	$24,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,307	7,833
Amortization of investment premium and (discounts) and loan fees	5,166	(694)
Gain on sale of loans, net	(1,303)	(946)
Gain on sale of investment securities, net	(41)	(373)
Provision for loan losses and off-balance sheet credit risk	3,945	3,156
Distributed earnings of partnership investments	415	66
Common shares issued as compensation	387	249
Tax savings on options exercised	2,812	1,077
Loans originated for sale	(473,109)	(165,917)
Proceeds from sale of loans held for sale	508,093	165,368
Net increase in fees receivable	(1,458)	(2,774)
Net increase in accrued interest receivable	(2,540)	(1,329)
Net increase in other assets	(6,816)	(6,769)
Net increase in accrued interest payable	1,597	532
Net increase in other liabilities	16,224	3,649
Net cash provided by operating activities	96,005	27,296
Cash flows from investing activities:
Maturity of short-term investments	19,019	—
Investment securities available for sale:
Purchases	(378,912)	(356,139)
Sales	31,276	46,555
Maturities and principal payments	344,773	234,398
Purchase of investments - Rabbi Trust	(4,219)	(6,795)
Purchase of Federal Home Loan Banks stock	(2,363)	(7,067)
Increase in portfolio loans	(311,096)	(293,575)
Net increase in restricted cash	(113,000)	—
Capital expenditures, net of sale proceeds	(6,767)	(6,020)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(8,546)	(50,599)
Net cash used in investing activities	(429,835)	(439,242)
Cash flows from financing activities:
Net increase in deposits	294,904	352,126
Net increase in short-term borrowings	14,477	15,500
Proceeds from Federal Home Loan Bank borrowings	24,875	62,551
Repayments of Federal Home Loan Bank borrowings	(5,587)	(5,633)
Proceeds from issuance of Trust Preferred debt	100,000	—
Dividends paid to stockholders	(5,907)	(4,797)
Proceeds from stock option exercises	6,909	1,712
Proceeds from issuance of common stock	37,553	16,531
Net cash provided by financing activities	467,224	437,990
Net increase in cash and cash equivalents	133,394	26,044
Cash and cash equivalents at beginning of year	128,914	93,488
Cash and cash equivalents at end of period	$262,308	$119,532
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$37,174	$21,349
Cash paid for income taxes	18,598	22,828
Change in unrealized gain (loss) on securities available for sale, net of estimated income taxes	(2,215)	(2,068)
In conjunction with acquisitions, assets were acquired and liabilities were assumed as follows:
Fair value of net assets acquired	$—	$125,463
Less: Estimated contingent deferred liability	—	41,310
Cash paid and common stock issued at close (includes options)	$—	$84,153
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$2,575	$35,916

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries: Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”) formerly known as First State Bank of California, California state banking corporations; Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”), registered investment advisors and wealth advisory firms. In addition, the Company holds an approximately 26.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 39.9% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at September 30, 2005.  Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment adviser. BOS is a wealth advisory and investment management firm. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, (together, the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and such net investments are included in Other Assets.

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

Incentive Plans

The Company has a Stock Option and Incentive Plan (the “Plan”) to encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. The Company may grant options or stock under the Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net Income:
As reported	$12,012	$8,780	$32,326	$24,168
Stock-based employee and director compensation expense, net of related tax effects	(596)	(537)	(1,939)	(1,721)
Pro forma	$11,416	$8,243	$30,387	$22,447

Basic earnings per share:
As reported	$0.43	$0.32	$1.17	$0.87
Pro forma	$0.41	$0.31	$1.10	$0.81
Diluted earnings per share:
As reported	$0.40	$0.31	$1.09	$0.84
Pro forma	$0.38	$0.29	$1.02	$0.78

In addition the Company made grants of restricted stock to certain employees.  The compensation expense associated with the stock grants is amortized on a straight line basis over the vesting period.  Expenses, in connection with the restricted stock awards included in reported net income, net of tax, for the third quarter and nine months ended 2005 and 2004, was $354,000, $1.1 million, $299,000, and $980,000, respectively.

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

The following table provides a reconciliation of the components of basic and diluted EPS computations.

	Three Months Ended September 30,
	2005	2004
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$12,012	$8,780
Interest on convertible trust preferred securities, net of tax	765	—
Net income for EPS calculation using the if-converted method	$12,777	$8,780

Calculation of average shares outstanding:
Average basic common shares outstanding (1)	27,954,187	27,390,463
Dilutive effect of:
Stock options and stock grants	788,480	1,054,088
Forward agreement (1)	247,657	77,596
Convertible trust preferred securities	3,182,435	—
Dilutive potential common shares	4,218,572	1,131,684
Average diluted common shares outstanding	32,172,759	28,522,147

Per Share Data:
Basic earnings per share	$0.43	$0.32
Diluted earnings per share	$0.40	$0.31

	Nine Months Ended September 30,
	2005	2004
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$32,326	$24,168
Interest on convertible trust preferred securities, net of tax	2,294	—
Net income for EPS calculation using the if-converted method	$34,620	$24,168

Calculation of average shares outstanding:
Average basic common shares outstanding (1)	27,718,856	27,627,523
Dilutive effect of:
Stock options and stock grants	799,115	1,143,580
Forward agreement (1)	197,042	80,714
Convertible trust preferred securities	3,182,458	—
Dilutive potential common shares	4,178,615	1,224,294
Average diluted common shares outstanding	31,897,471	28,851,817

Per Share Data:
Basic earnings per share	$1.17	$0.87
Diluted earnings per share	$1.09	$0.84

(1) On March 31, 2004, the Financial Accounting Standards Board (“FASB”) changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of EPS for variable priced contracts.  This interpretation applied to the Company’s Forward Stock Agreement (the “Agreement”).  As a result, the Company amended this Agreement effective April 1, 2004 and such amendment eliminated the need to include the effect of the Agreement in basic shares after that date.  The new interpretation required the Company to account for the original Agreement differently by including approximately 663,000 unissued shares in the calculation of basic and diluted EPS for the nine months ended September 30, 2004.

On September 29, 2005 the Company exercised the Agreement. Under the settlement terms of the Agreement the Company received approximately $36.4 million in net proceeds from the issuance of 1.6 million shares of the Company's common stock, at a price of $22.526 per share.

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

KLS, a wealth management firm, specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. Founded in 1989, the firm is headquartered in New York City.

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

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004.

At and for the three months ended

September 30, 2005

							Total
							Registered
							Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Advisers
Income statement data:
Revenue
Net interest income	$17	$17	$6	$3	$31	$6	$80
Non-interest income	13,362	7,028	1,642	1,563	2,742	2,040	28,377
Total revenue	$13,379	$7,045	$1,648	$1,566	$2,773	$2,046	$28,457
Non-interest expense and minority interest	7,658	4,984	1,372	1,294	2,208	1,933	19,449
Income taxes	2,393	947	111	120	256	47	3,874
Segment profit	$3,328	$1,114	$165	$152	$309	$66	$5,134
Segment assets	$41,395	$103,518	$16,734	$5,169	$36,286	$4,985	$208,087

(In millions)
Assets under management and advisory	$8,374	$3,384	$1,087	$849	$3,030	$1,092	$17,816

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$15,890	$9,801	$5,630	$31,321	$80	$(1,351)	$2	$30,052
Non-interest income	4,242	1,174	605	6,021	28,377	467	(147)	34,718
Total revenue	$20,132	$10,975	$6,235	$37,342	$28,457	$(884)	$(145)	$64,770
Provision for loan losses	$910	$525	$293	$1,728	$—	$—	$—	$1,728
Non-interest expense and minority interest	12,123	4,879	3,181	20,183	19,449	4,127	(145)	43,614
Income taxes	1,976	2,346	1,153	5,475	3,874	(1,933)	—	7,416
Segment profit	$5,123	$3,225	$1,608	$9,956	$5,134	$(3,078)	$—	$12,012
Segment assets	$2,163,786	$827,235	$463,112	$3,454,133	$208,087	$187,002	$(59,639)	$3,789,583

(In millions)
Assets under management and advisory	$2,312	$653	$—	$2,965	$17,816	$—	$(216)	$20,565

At and for the three months ended

September 30, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net Interest Income	$17	$—	$2	$1	$3	$23
Non-Interest Income	10,617	5,977	1,553	1,507	1,966	21,620
Total Revenues	$10,634	$5,977	$1,555	$1,508	$1,969	$21,643
Non-Interest Expense and Minority Interest	6,165	4,653	1,431	1,195	1,622	15,066
Income Taxes	1,869	535	50	152	145	2,751
Segment Profit	$2,600	$789	$74	$161	$202	$3,826
Segment Assets	$26,524	$104,485	$16,385	$4,721	$3,968	$156,083

(In millions)
Assets under management and advisory	$6,960	$3,061	$990	$785	$978	$12,774

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$13,066	$7,403	$2,573	$23,042	$23	$(59)	$3	$23,009
Non-interest income	3,815	950	378	5,143	21,620	216	(116)	26,863
Total revenue	$16,881	$8,353	$2,951	$28,185	$21,643	$157	$(113)	$49,872
Provision for loan losses	$456	$303	$36	$795	$—	$—	$—	$795
Non-interest expense and minority interest	11,024	4,369	1,603	16,996	15,066	3,548	(113)	35,497
Income taxes	1,343	1,503	552	3,398	2,751	(1,349)	—	4,800
Segment profit	$4,058	$2,178	$760	$6,996	$3,826	$(2,042)	$—	$8,780
Segment assets	$1,806,721	$719,196	$222,782	$2,748,699	$156,083	$17,340	$(15,045)	$2,907,077

(In millions)
Assets under management and advisory	$1,910	$591	$—	$2,501	$12,774	$—	$(156)	$15,119

At and for the nine months ended

September 30, 2005

							Total
							Registered
							Investment
(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Advisers
Income statement data:
Revenue
Net interest income	$46	$50	$15	$6	$69	$17	$203
Non-interest income	36,670	20,231	4,981	4,766	7,934	6,071	80,653
Total revenue	$36,716	$20,281	$4,996	$4,772	$8,003	$6,088	$80,856
Non-interest expense and minority interest	21,536	14,776	4,401	3,743	6,487	5,340	56,283
Income taxes	6,349	2,548	239	448	692	313	10,589
Segment profit	$8,831	$2,957	$356	$581	$824	$435	$13,984
Segment assets	$41,395	$103,518	$16,734	$5,169	$36,286	$4,985	$208,087

(In millions)
Assets under management and advisory	$8,374	$3,384	$1,087	$849	$3,030	$1,092	$17,816

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$45,594	$27,522	$15,467	$88,583	$203	$(3,963)	$—	$84,823
Non-interest income	12,763	3,365	1,722	17,850	80,653	918	(416)	99,005
Total revenue	$58,357	$30,887	$17,189	$106,433	$80,856	$(3,045)	$(416)	$183,828
Provision for loan losses	$1,539	$1,338	$491	$3,368	$—	$—	$—	$3,368
Non-interest expense and minority interest	36,383	14,140	9,401	59,924	56,283	13,132	(416)	128,923
Income taxes	5,570	6,429	3,023	15,022	10,589	(6,400)	—	19,211
Segment profit	$14,865	$8,980	$4,274	$28,119	$13,984	$(9,777)	$—	$32,326
Segment assets	$2,163,786	$827,235	$463,112	$3,454,133	$208,087	$187,002	$(59,639)	$3,789,583

(In millions)
Assets under management and advisory	$2,312	$653	$—	$2,965	$17,816	$—	$(216)	$20,565

At and for the nine months ended

September 30, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net Interest Income	$35	$—	$(1)	$7	$6	$47
Non-Interest Income	32,094	15,544	4,436	4,461	5,892	62,427
Total Revenues	$32,129	$15,544	$4,435	$4,468	$5,898	$62,474
Non-Interest Expense and Minority Interest	18,840	12,005	3,981	3,709	5,010	43,545
Income Taxes	5,558	1,486	183	335	372	7,934
Segment Profit	$7,731	$2,053	$271	$424	$516	$10,995
Segment Assets	$26,524	$104,485	$16,385	$4,721	$3,968	$156,083

(In millions)
Assets under management and advisory	$6,960	$3,061	$990	$785	$978	$12,774

					Total
					Registered
	Boston Private				Investment		Inter-	Consolidated
(In thousands)	Bank	Borel	FPB	Total Banks	Advisers	BPFH	Segment	Total
Income statement data:
Revenue
Net interest income	$36,693	$20,427	$6,031	$63,151	$47	$(95)	$10	$63,113
Non-interest income	11,100	2,998	990	15,088	62,427	542	(321)	77,736
Total revenue	$47,793	$23,425	$7,021	$78,239	$62,474	$447	$(311)	$140,849
Provision for loan losses	$1,286	$1,109	$131	$2,526	$—	$—	$—	$2,526
Non-interest expense and minority interest	31,674	12,270	3,665	47,609	43,545	10,351	(311)	101,194
Income taxes	3,545	4,060	1,356	8,961	7,934	(3,934)	—	12,961
Segment profit	$11,288	$5,986	$1,869	$19,143	$10,995	$(5,970)	$—	$24,168
Segment assets	$1,806,721	$719,196	$222,782	$2,748,699	$156,083	$17,340	$(15,045)	$2,907,077

(In millions)
Assets under management and advisory	$1,910	$591	$—	$2,501	$12,774	$—	$(156)	$15,119

Both Boston Private Bank and Borel provide investment advisory and trust services which are included in Bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers. The segment profits for DGHM, FPB, and KLS only includes results from the date of acquisition.

(4) Goodwill and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

Intangibles (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at September 30, 2005

Sand Hill Advisory Contracts	$870	$—	$(76)	$794
BPVI Advisory Contracts	1,878	—	(179)	1,699
DGHM Advisory Contracts	34,506	—	(2,847)	31,659
DGHM Non-Compete Agreements	984	—	(121)	863
FPB Core Deposit Intangibles	7,251	—	(533)	6,718
FPB Non-Compete Agreements	245	—	(85)	160
KLS Non-Compete Agreements	478	(81)	(50)	347
KLS Advisory Contracts	10,465	(3,556)	(725)	6,184
Total	$56,677	$(3,637)	$(4,616)	$48,424

Intangibles (In thousands)	Balance at December 31, 2003	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at September 30, 2004

Boston Private Bank—Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(78)	896
BPVI Advisory Contracts	2,116	—	(179)	1,937
DGHM Advisory Contracts	—	38,300	(2,737)	35,563
DGHM Non-Compete Agreements	—	1,130	(106)	1,024
FPB Core Deposit Intangibles	—	4,100	(172)	3,928
Total	$3,137	$43,488	$(3,277)	$43,348

Goodwill (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at September 30, 2005

Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	654	57,760
FPB	37,240	(2,607)	34,633
KLS	19,116	3,713	22,829
Total	$130,486	$1,760	$132,246

Goodwill (In thousands)	Balance at December 31, 2003	Acquisitions, additions, reclassifications, and adjustments	Balance at September 30, 2004

Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	32	13,593
BPVI	1,334	(134)	1,200
DGHM	—	56,937	56,937
FPB	—	13,745	13,745
Total	$17,181	$70,697	$87,878

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

(5) New Junior Subordinated Debentures

On September 27, 2005 the Company raised $100 million by issuing Trust Preferred debt securities.  The proceeds from the securities were used to fund a portion of the Gibraltar Financial acquisition.  The securities mature in 2035. Until December 30, 2010, the securities will have a fixed annual distribution rate of 6.25%, thereafter converting into a floating rate of three-month LIBOR plus 1.68%.

(6) Recent Accounting Developments

On December 16, 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options, employee stock purchase plans and other forms of stock-based compensation. FAS 123(R) is effective for the Company beginning on January 1, 2006.

Under FAS 123(R), companies must choose either the modified prospective application (MPA) transition method or the modified retrospective application (MRA) transition method.

Under the MPA method, public companies must apply FAS 123(R) when recognizing compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not been vested by the date FAS 123(R) is adopted, and (3) any outstanding liability awards. Under the MRA method, companies are required to restate their prior financial statements so that they include the same amounts that were previously reported as pro forma disclosures under FAS 123’s original provisions.

The adoption of FAS 123(R) will decrease Net Income and EPS for the Company. The Company is continuing to analyze the impact of this new pronouncement and has not determined which transition method will be used.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3” (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted.  The Company plans to adopt FAS 154 on January 1, 2006, and does not anticipate the adoption of this standard to have a material impact on the Company’s financial conditions or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003, and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FPB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I, and most recently, Boston Private Capital Trust II, which was funded at the end of  September 2005. See Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations, EPS or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the SEC staff provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended ten investment partnership agreements during the quarter ended June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting.

On July 14, 2005, FASB Staff Position No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”, was released. This Board-directed FASB Staff Position (FSP) amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. This new guidance provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. This FSP eliminates the concept of “important rights” in SOP 78-9 and replaces it with the concepts of “kickout-rights” and “substantive participating rights” as defined in Issue 04-5.  For general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified, the guidance in this FSP was effective after June 29, 2005. For general partners in all other partnerships, the guidance in this FSP is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

At September 30, 2005, the investment partnerships, for which either DGHM or Westfield hold a general partnership interest and act as the asset manager, have $543.6 million of assets, $116.9 million of liabilities, and $425.8 million of limited partnership interests. DGHM and Westfield’s equity interest in the investment partnerships was $586,000 at September 30, 2005, and $1.4 million at December 31, 2004.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share”, affecting the calculation of EPS for variable priced contracts. This interpretation applied to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and to restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 25 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported or to be reported for the term of the Forward Agreement, it did require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted EPS for the fourth quarter of 2003 and the first quarter of 2004. The effect of this interpretation on the calculation of diluted EPS for the nine-month period ended September 30, 2004 was a decrease of approximately $0.02 per basic and diluted EPS. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation will no longer affect the calculation of basic earnings per share as it relates to the Forward Agreement. The Forward Agreement was subsequently exercised in its entirety on September 29, 2005.

In September 2004, the FASB approved the final release of FASB Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP 03-1-1 delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Disclosures required by EITF 03-1, paragraphs 21 and 22, have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held-to-maturity and available-for-sale securities are other-than-temporary, including current guidance for cost method investments. The FASB had indicated that it would delay the finalization of the proposed FSP to take a “fresh look” at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety.

On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment.  The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance.  When issued, the final FSP will be titled, “FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005 and should be applied prospectively.  At its September 14, 2005 Board meeting, the FASB decided that the final FSP will contain guidance regarding the accounting for debt securities subsequent to an other-than-temporary impairment.  The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FAS 115-1 will have a material impact on the Company’s financial position or results of operations.

(7) Subsequent Event

On October 1, 2005, Boston Private completed the acquisition of Gibraltar Financial Corporation (“Gibraltar Financial”), the holding company of Gibraltar Bank, FSB (“Gibraltar Bank”) pursuant to the terms of the Agreement and Plan of Merger entered into between Boston Private and Gibraltar Financial, dated as of April 18, 2005. On October 1, 2005, Boston Private paid approximately $112.2 million and issued 4,310,643 shares to the shareholders of Gibraltar Financial as consideration for their ownership interest in Gibraltar Financial for an aggregate transaction value of approximately $258 million. On that date, Gibraltar Financial merged into Boston Private and Gibraltar Bank became a wholly owned subsidiary of Boston Private.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2005

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements.  These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results.  Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, changes in assumptions used in making such forward looking statements, as well as those factors set forth below under the heading “Risk Factors and Factors Affecting Forward-Looking Statements.”  These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement

Critical Accounting Policies

Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses. The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged-off are credited to the allowance as amounts are received.

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

Goodwill is tested for impairment at least annually.  Goodwill would also be reviewed for impairment if there is a significant adverse event such as the loss of key clients or key management.  Impairment is tested for the first several years after acquisition by comparing operating earnings to those assumed when the affiliate was acquired.  The implied earnings multiple derived by dividing the carrying value over the earnings is reviewed and compared to multiples for similar businesses. The ratio of assets under management to carrying value is also reviewed for registered investment advisor affiliates. The future prospects of the business unit are also considered. If this analysis indicates cause for concern, a more detailed review will be performed.  This would typically include preparation of a discounted cash flow model for the business unit and perhaps, an analysis of values received when similar businesses were sold.  Valuation consultants may also be employed to assist the review.

Tax estimates. The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities in accordance with applicable tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for the deferred tax assets at September 30, 2005, there is no guarantee that these assets are realizable.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at September 30, 2005 is realizable and no valuation allowance is needed.

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the third quarter of 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In 2004, the Company acquired several entities.  The financial results of these recently acquired entities have had a significant impact on our results of operations for the three months and nine months ended September 30, 2005 and should be considered in comparing the Company’s results of operations.  The following table provides additional detail for these acquisitions.  The assets, revenues, expenses and assets under management and advisory (“AUM”) of the entities acquired, if applicable, are disclosed in Note 3 - Business Segments.

Name of Acquisition	Acquisition Date	Total Assets at acquisition(1)	Assets under Management and Advisory at acquisition

DGHM	February 6, 2004	$6 Million	$3.0 Billion

FPB	February 17, 2004	$188 Million	N/A

Encino	October 1, 2004	$189 Million	N/A

KLS	December 31, 2004	$3 Million	$2.9 Billion

(1)                                  Excludes the effects of purchase accounting.

The Company through its nine wholly-owned or majority-owned operating subsidiaries offers a full range of financial services through its three core business divisions, private banking, wealth advisory, and investment management.  Our private banking operating subsidiaries were Boston Private Bank, Borel, and FPB. Our wealth advisory operating subsidiaries were KLS and Rinet.  Our investment management operating subsidiaries were Westfield, DGHM, Sand Hill and BPVI.  The Company also holds a minority interest in BOS and Coldstream Holdings. At September 30, 2005, Boston Private’s consolidated subsidiaries managed or advised approximately $20.6 billion in client investment assets. The Company had balance sheet assets of approximately $3.8 billion at September 30, 2005.

During the third quarter of 2005, through increased net interest margins and growth in its organic business efforts, the Company earned operating revenues of $64.8 million, an increase of 29.9% over revenues of $49.9 million for the same period in 2004. Total expenses, including minority interest, were $43.6 million for the third quarter of 2005, a 22.9% increase over total expenses of $35.5 million for the same period in 2004. The increase is primarily the result of growth in business and acquisitions. Net income for the third quarter of 2005 was $12.0 million, or $0.40 per diluted share. Net income for the third quarter of 2004 was $8.8 million, or $0.31 per diluted share.

Several factors contributed to the earnings growth in the third quarter of 2005 as compared to the third quarter of 2004. The Company’s business mix, between private banking, wealth advisory, and investment management, continues to benefit from diversification. In the third quarter of 2005, the Company realized approximately 46.4% of its total revenues from net interest income versus 46.1% in the third quarter of 2004. Investment management and trust fees as a percentage of overall total revenues were 42.3% in the third quarter of 2005 compared to 46.6% in the third quarter of 2004. Wealth advisory and other fees, while small relative to private banking and investment management, represented 7.4% of total revenues in the third quarter of 2005 versus 4.0% in the third quarter of 2004. In addition, the Company experienced strong growth in each of its main business lines. Net interest income grew $7.0 million, or 30.6%, in the third quarter of 2005 as compared to the same period in 2004. Wealth advisory and investment management and trust fees grew $4.2 million, or 17.9% and $2.8 million or 142.0%, respectively.

The private banking segment has benefited from an increase in net interest margin, on a fully taxable equivalent (“FTE”) basis, from 3.68% in the third quarter of 2004 to 3.88% in the third quarter of 2005. With the recent increases in short-term interest rates, the Company has seen a steady reversal in the net interest margin compression experienced throughout most of 2004. The rise in short-term interest rates has increased the yields earned on certain loans and investments. The Banks have been able to increase rates paid on deposits, but in amounts lower than the increase in short-term interest rates.  Future short-term interest rate increases will likely result in more directly related increases in deposit rates. An increase in rates paid on deposits will put pressure on the Company’s net interest margins which could negatively impact the amount of net interest income earned by the Company. Management tracks net interest margin, deposit growth, loan growth and loan quality as important business metrics in evaluating the condition of its private banking business.

Consolidated assets under management and advisory increased $544 million to $20.6 billion at September 30, 2005 from $20.0 billion at June 30, 2005. During the third quarter of 2005, market value appreciation added $930 million of assets, which was partially offset by net outflows of $386 million.

The effective tax rate for the third quarter of 2005 was 38.2% and the related income tax expense was $7.4 million. The effective tax rate for the same period in 2004 was 35.3% and the related income tax expense was $4.8 million. The increase in the effective tax rate in the third quarter of 2005 is mostly the result of acquisitions in 2004 in states and localities with higher tax rates.  In addition the relative tax benefit from tax-exempt securities has been reduced as tax-exempt interest earnings are not growing as fast as the increase in pre-tax earnings.

The return on average assets increased 13 basis points to 1.35% for the quarter ended September 30, 2005 compared to 1.22% during the same period in 2004. Average assets increased $696 million, or 24.3%, from $2.9 billion in the third quarter of 2004 to $3.6 billion in the third quarter of 2005. The return on average assets increased seven basis points to 1.25% for the nine months ended September 30, 2005, compared to 1.18% for the nine months ended September 30, 2004.

The return on average equity increased 189 basis points to 13.48% for the quarter ended September 30, 2005 compared to 11.59% during the same period in 2004. Average equity increased $53.5 million, or 17.7%, from $303 million in the third quarter of 2004 to $356 million in the third quarter of 2005.

Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms to best serve the targeted client base. On October 1, 2005 the Company completed its acquisition of Gibraltar Financial. Total assets at acquisition were approximately $1.1 billion. The Company will continue to look at acquisition targets with an eye towards further business line diversification among its existing business lines. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying revenue streams between the three distinct lines of business, the Company can ensure more stable revenues and earnings as capital and interest markets remain volatile. And lastly, with any acquisition, management will consider the types of assets under management or advisory and the diversification impact on our existing investment management concentrations. As in 2004, the Company will continue to focus on further developing and refining its overall risk management discipline and compliance practices.

Financial Condition

Total Assets.  Total assets increased $516.4 million, or 15.8%, to $3.8 billion at September 30, 2005 from $3.3 billion at December 31, 2004. This increase was primarily driven by organic growth of loans, increase in federal funds sold and restricted cash.  The asset growth was funded by deposit growth, increased capital and additional Junior Subordinated Debentures.

Investments.  Total investments (consisting of cash and cash equivalents, short-term investments, investment securities, and stock in Federal Home Loan Banks) increased $112.9 million or 16.4% to $801.0 million, or 21.1% of total assets, at September 30, 2005, from $688.1 million, or 21.0% of total assets, at December 31, 2004. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment and mortgage-backed securities available for sale as of September 30, 2005 and December 31, 2004:

	Amortized Cost	Unrealized		Market Value
		Gains	Losses
	(In thousands)

At September 30, 2005
U.S. Agencies	$188,423	$21	$(1,929)	$186,515
U.S. Government	25,096	1	(181)	24,916
Corporate bonds	30,255	7	(472)	29,790
Municipal bonds	238,490	526	(1,841)	237,175
Mortgage-backed securities	36,292	2	(658)	35,636
Other	2,250	7	—	2,257
Total investments	$520,806	$564	$(5,081)	$516,289

At December 31, 2004
U.S. Agencies	$166,926	$198	$(950)	$166,174
U.S. Government	32,971	2	(161)	32,812
Corporate bonds	35,222	19	(278)	34,963
Municipal bonds	228,629	1,642	(903)	229,368
Mortgage-backed securities	46,025	10	(533)	45,502
Other	11,250	15	—	11,265
Total investments	$521,023	$1,886	$(2,825)	$520,084

Loans held for sale.  Loans held for sale decreased $34.2 million, or 80.6% during the first nine months of 2005 to $8.2 million from $42.4 million at December 31, 2004.  The decrease is due to factors such as demand for fixed rate loans, timing of loan sales, and liquidity.  In the first nine months of 2005, there were $473.1 million of mortgage loans originated for sale offset by $508.1 million of loans sold, Compared to $165.9 million of mortgage loans originated for sale offset by $165.4 million of loans sold for the same period in 2004.

Loans.  Total portfolio loans increased $309.4 million, or 13.8%, during the first nine months of 2005 to $2.6 billion, or 67.5% of total assets, at September 30, 2005, from $2.2 billion, or 68.7% of total assets, at December 31, 2004.  This increase was primarily driven by organic growth of commercial (including construction) and residential mortgage loans which increased $229.8 million, or 16.9%, and $83.1 million, or 10.4%, respectively.

Risk Elements.  Total non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”), increased by $4.1 million during the first nine months of 2005 to $5.7 million, or 0.15% of total assets, at September 30, 2005, from $1.5 million, or 0.05% of total assets, at December 31, 2004. There was no OREO at September 30, 2005.

At September 30, 2005, loans with an aggregate balance of $2.0 million, or 0.08% of total loans, were 30-89 days past due, a decrease of $2.0 million, as compared to $4.0 million at December 31, 2004.  The Company believes most of these loans are adequately secured.

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

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.  At September 30, 2005, the allowance for credit losses totaled $31.8 million and was comprised of the allowance for loan losses of $28.3 million and the reserve for unfunded loan commitments of $3.5 million.

The following table is an analysis of our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Ending gross loans	$2,557,987	$2,048,907	$2,557,987	$2,048,907
Allowance for loan losses, beginning of period (1)	26,584	21,401	25,021	17,761
Provision for loan losses	1,728	795	3,368	2,526
Charge-offs	(28)	(49)	(152)	(61)
Recoveries	18	5	65	5
Addition due to acquisition	—	—	—	1,921
Allowance for loan losses, end of period	$28,302	$22,152	$28,302	$22,152

Allowance for loan losses to ending gross loans	1.11%	1.08%	1.11%	1.08%

(1)  In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities. Prior allowance for loan loss balances have been reclassified to facilitate comparison with the current year.

The following table is an analysis of our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$3,621	$2,810	$2,916	$2,411
Provision for unfunded loan commitments (2)	(128)	335	577	630
Addition due to acquisition	—	—	—	104
Reserve for unfunded loan commitments, at end of period	$3,493	$3,145	$3,493	$3,145

(2) Expenses related to off-balance sheet credit risk are included in other expenses.

The following table is an analysis of our allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Ending gross loans	$2,557,987	$2,048,907	$2,557,987	$2,048,907
Allowance for credit losses, beginning of period	30,205	24,211	27,937	20,172
Provision for credit losses	1,600	1,130	3,945	3,156
Charge-offs	(28)	(49)	(152)	(61)
Recoveries	18	5	65	5
Addition due to acquisition	—	—	—	2,025
Allowance for credit losses, end of period	$31,795	$25,297	$31,795	$25,297

Allowance for credit losses to ending gross loans	1.24%	1.23%	1.24%	1.23%

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

Goodwill.  Goodwill increased $1.8 million during the first nine months of 2005 to $132.2 million at September 30, 2005 from $130.5 million at December 31, 2004. The increase was due to the adjustments made to the KLS intangible assets as discussed below and to DGHM for the annual deferred payment. The increase was partially offset by a reduction in goodwill related to an adjustment for deferred taxes for FPB.

Intangible Assets.  Intangible assets decreased $8.3 million during the first nine months of 2005 to $48.4 million from $56.7 million at December 31, 2004.  Approximately $3.6 million of the decrease was due to adjusting the preliminary estimates that were recorded for non-compete agreements and advisory contracts related to the KLS acquisition which occurred on December 31, 2004. The remaining $4.6 million decrease was due to the amortization recorded in the first nine months of 2005.

Other Assets.   Other assets increased $18.0 million during the first nine months of 2005. The increase is primarily due a an increase in deferred taxes of $7.2 million and a $4.7 million increase in mutual fund securities which are held within a Rabbi Trust to fund the Company’s deferred compensation plan liability.

Deposits.  The Company experienced an increase in total deposits of $294.9 million, or 12.4%, during the first nine months of 2005, to $2.7 billion, or 70.8% of total assets, at September 30, 2005, from $2.4 billion, or 72.9% of total assets, at December 31, 2004.  This increase was due to organic growth and the effects of seasonal variations on existing client accounts. The following table shows the composition of our deposits at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$539,957	20.1%	$463,008	19.4%
NOW	230,317	8.6%	229,461	9.6%
Savings	68,848	2.6%	37,686	1.6%
Money market	1,275,991	47.6%	1,134,218	47.5%
Certificates of deposit under $100,000	128,015	4.8%	106,486	4.5%
Certificates of deposit $100,000 or greater	438,144	16.3%	415,509	17.4%
Total	$2,681,272	100.0%	$2,386,368	100.0%

Borrowings.   Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $133.8 million, or 28.2%, during the first nine months of 2005 to $607.9 million from $474.2 million at December 31, 2004.  Junior Subordinated Debentures increased $100.0 million, or 87.4%.  On September 27, 2005 the Company and Boston Private Capital Trust II, a Delaware statutory business trust (the “Trust”), entered into a Purchase Agreement for the sale of $100 million of trust preferred capital securities to be issued by the Trust and guaranteed by the Company on a subordinated basis.  The securities mature in 2035.  Until December 30, 2010, the securities will have a fixed annual distribution rate of 6.25%, thereafter converting into a floating rate of three-month LIBOR plus 1.68%.  The Company used the proceeds from the security issuance to fund a portion of the acquisition of Gibraltar Financial.  Repurchase Agreements increased $14.5 million, or 17.1%, as a result of increased client demand for this product.  FHLB Borrowings increased $19.3 million, or 7.0%. To better manage interest rate risk and to help protect the Company’s net interest margin, the Company utilizes FHLB fixed rate borrowings to fund a portion of its loans.

Deferred Acquisition Obligations.   A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses. A portion of this obligation will be settled by the issuance of the Company’s common shares.  Deferred acquisition obligations were $17.8 million at September 30, 2005, a decrease of $5.6 million, or 23.9%, from December 31, 2004.  This decrease was primarily due to a payment to DGHM in the first quarter of 2005, in connection with the terms of the acquisition.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  In general, the Company believes that it maintains a relatively high degree of liquidity.  At September 30, 2005, liquid assets consisting of cash and cash equivalents, short-term investments and investment securities available for sale amounted to $778.6 million, or 20.5% of total assets of the Company.  This compares to $668.0 million, or 20.4% of total assets, at December 31, 2004.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary.

This line of credit agreement expired September 28, 2005 as the Holding Company is working with the lead bank on a new $75 million line of credit.  The Holding Company has a commitment letter from the lead bank to fund $30 million of a credit facility of up to $75 million.  The commitment letter expires November 30, 2005.  The proposed line of credit will have a variable rate of interest and a two-year maturity. Under the terms of the commitment, the Company will be required to meet various financial covenants. These financial covenants include but are not limited to: minimum net worth requirements, a ratio of non-performing assets to total loans, and certain minimum capital ratios for the bank affiliates and for the consolidated group. Management expects to close on this new credit facility in November, 2005.

At September 30, 2005, the estimated cash portion related to the Company’s $17.8 million deferred purchase obligations was approximately $14.1 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years.  Additionally, the Company along with DGHM and KLS have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next six years at fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

On September 29, 2005 the Company settled the Amended and Restated Forward Agreement (the “Agreement”) with an affiliate of Merrill, Lynch, Pierce, Fenner & Smith (the “Merrill Lynch Affiliate”) entered into on November 1, 2004.  Under the settlement terms of the Agreement, the Company received approximately $36.4 million in net proceeds for the issuance of 1.6 million shares of the Company’s common stock, at a price of $22.526 per share.  The net proceeds were used to assist in funding the Gibraltar Financial acquisition.  The Company funded the remainder of the Gibraltar Financial acquisition with the $100 million issuance of Trust Preferred Securities (noted in Borrowings above) and issued approximately 4.3 million shares of the Company’s common stock to Gibraltar Financial shareholders.  Total consideration for the Gibraltar Financial transaction was approximately $258 million.

At September 30, 2005 the Company had $113.0 million in Restricted Cash.  The Restricted Cash was held on deposit in escrow with U.S. Stock Transfer Corporation which was used for the acquisition of Gibraltar Financial.  U.S. Stock Transfer Corporation paid the Gibraltar Financial shareholders, in accordance with the Gibraltar Financial acquisition agreement, on October 3, 2005.

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

Capital Resources

The Company’s stockholders’ equity at September 30, 2005 was $397.4 million, or 10.5% of total assets, compared to $321.2 million, or 9.8% of total assets at December 31, 2004. The increase was primarily the result of the Company’s current year earnings, the settlement of the Company's Amended Forward Agreement, proceeds from options exercised, including tax benefits, and common stock issued in connection with stock compensation, and deferred acquisition payments. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive loss.

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

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2005 and December 31, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2005:
Total risk-based capital
Company	$462,967	17.60%	$210,396	> 8.0%	$262,995	> 10.0%
Boston Private Bank	149,065	10.95	108,866	8.0	136,083	10.0
Borel	80,975	10.98	59,004	8.0	73,756	10.0
FPB	41,607	12.11	27,490	8.0	34,363	10.0
Tier I risk-based
Company	353,786	13.45	105,198	4.0	157,797	6.0
Boston Private Bank	132,038	9.70	54,433	4.0	81,650	6.0
Borel	71,754	9.73	29,502	4.0	44,253	6.0
FPB	37,520	10.92	13,745	4.0	20,618	6.0
Tier I leverage capital
Company	353,786	10.46	135,280	4.0	169,100	5.0
Boston Private Bank	132,038	6.41	82,393	4.0	102,991	5.0
Borel	71,754	8.86	32,388	4.0	40,485	5.0
FPB	37,520	9.12	16,461	4.0	20,576	5.0
As of December 31, 2004:
Total risk-based capital
Company	$270,740	12.17%	$177,955	>8.0%	$222,444	>10.0%
Boston Private Bank	131,550	10.77	97,719	8.0	122,149	10.0
Borel	67,471	10.41	51,846	8.0	64,808	10.0
FPB	33,456	11.41	23,455	8.0	29,319	10.0
Tier I risk-based
Company	242,933	10.92	88,978	4.0	133,466	6.0
Boston Private Bank	116,266	9.52	48,860	4.0	73,289	6.0
Borel	59,524	9.18	25,923	4.0	38,885	6.0
FPB	29,981	10.23	11,727	4.0	17,591	6.0
Tier I leverage capital
Company	242,933	7.88	123,245	4.0	154,056	5.0
Boston Private Bank	116,266	6.20	74,979	4.0	93,723	5.0
Borel	59,524	7.95	29,952	4.0	37,440	5.0
FPB	29,981	7.64	15,695	4.0	19,619	5.0

Total risk-based capital at September 30, 2005 includes $211.0 million of Trust Preferred debt which qualifies for inclusion in regulatory capital.  $133.6 million of Trust Preferred debt qualifies for inclusion in Tier I risk-based capital at September 30, 2005.

The Company's capital ratios at September 30, 2005 increased from June 30, 2005 due to the issuance of $100 million of new Junior Subordinated debt and the exercising of the Forward Stock Agreement.  The Company expects the capital ratios to decrease at December 31, 2005 from September 30, 2005 due to the acquisition of Gibraltar Financial and the related Goodwill and Intangibles to be recorded.

Results of Operations for the Three Months Ended September 30, 2005

Net Income.  The Company recorded net income of $12.0 million, or $0.40 per diluted share for the quarter ended September 30, 2005 compared to net income of $8.8 million, or $0.31 per diluted share, for the quarter ended September 30, 2004.

Net Interest Income.   Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.  For the third quarter of 2005, net interest income was $30.1 million, an increase of $7.0 million, or 30.6%, over the same period of 2004.  This change was due to the increase in the average balance and rate on earning assets, partially offset by an increase in the average balance and rate on interest-bearing liabilities.  The Company’s net interest margin was 3.88% for the third quarter of 2005, an increase of 20 basis points compared to the same period of 2004.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended September 30, 2005 and September 30, 2004.

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$663,918	$5,909	3.54%	$578,465	$4,425	3.05%
Loans(2)
Commercial and construction	1,516,775	27,411	7.12%	1,166,834	17,437	5.89%
Residential mortgage	906,860	10,969	4.84%	761,051	8,904	4.72%
Home equity and other consumer	92,515	1,525	6.45%	81,369	1,056	5.13%
Total loans	2,516,150	39,905	6.27%	2,009,254	27,397	5.40%
Total earning assets	3,180,068	45,814	5.70%	2,587,719	31,822	4.87%

Interest-bearing liabilities:
Deposits	$2,051,452	$9,667	1.87%	$1,762,832	$4,868	1.10%
Borrowed funds	521,870	4,928	3.73%	334,557	2,889	3.43%
Total interest-bearing liabilities	2,573,322	14,595	2.25%	2,097,389	7,757	1.47%

Net interest income		$31,219			$24,065
Interest rate spread			3.45%			3.40%
Net interest margin			3.88%			3.68%

(1)                                  Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.2 million and $1.1 million for 2005 and 2004, respectively.

(2)                                  Includes loans held for sale.

Interest Income.  Interest and dividend income increased $13.9 million, or 45.1%, in the third quarter of 2005 as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial and construction loans increased $9.9 million, or 57.5%, in the third quarter of 2005 as a result of a 30.0% increase in average balances and a 20.9% increase in the average yield to 7.12% on an FTE basis.  The increase in the average balance of commercial and construction loans of $350.0 million was due to the Encino acquisition in 2004 as well as organic growth of the loan portfolios at the Banks.  Interest income from residential mortgage loans increased $2.1 million, or 23.2%, in the third quarter of 2005 as a result of a 19.2% increase in average balances and a 12 basis point increase in the average rate earned.

Investment income increased $1.5 million, or 40.4%, as a result of a 49 basis point increase, or 16.1%, in average yield to 3.54% on an FTE basis, and an $85.5 million increase in the average balance. The increase in the average balance was due to increased liquidity and the corresponding investment or lending alternatives made by the Banks.  Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $6.8 million, or 88.2%, for the third quarter of 2005 from $7.8 million for the third quarter of 2004 to $14.6 million for the third quarter of 2005.  Interest paid on deposits increased $4.8 million for the quarter ended September 30, 2005 compared to the same period in 2004 as a result of a $288.6 million, or 16.4%, increase in the average balance, and a 77 basis point, or 70.0%, increase in the average rate paid.  Interest paid on borrowings increased $2.0 million, or 70.6%, as a result of a $187.3 million, or 56.0%, increase in average balance, and a 30 basis point, or 8.7%, increase in the average rate paid.  The increase in the average balance of borrowings was due to the additional FHLB borrowings, repurchase agreements, and the issuance of the junior subordinated debentures that took place in the fourth quarter of 2004.

Provision for Loan Losses.  The provision for loan losses increased $933,000, or 117.4%, to $1.7 million for the third quarter of 2005, compared to $795,000 for the same period in 2004. The level of provisions recorded during the quarter is impacted by the amount of loan growth and the mix of loans during the quarter.  Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries.  See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $10,000 during the third quarter of 2005 versus $44,000 for the same period in 2004.

Fees and Other Income.  Fees and other income increased $7.9 million, or 29.2%, in the third quarter of 2005 compared to the third quarter of 2004.  This increase is primarily attributable to the 17.9% increase in investment management and trust fees and the 142.0% increase in wealth advisory fees.

Investment management and trust fees increased $4.2 million, or 17.9%, for the quarter ended September 30, 2005. This increase was due to the increase in the average yield/fees earned on the managed assets and an increase in the performance fee income.  Assets under management, excluding the assets from the unconsolidated affiliates and wealth advisors, increased $2.3 billion, or 16.3%, from $14.1 billion to $16.4 billion at September 30, 2005. The increase is primarily the result of market factors, primarily the general appreciation in the market prices of securities.

Wealth advisory fees increased $2.8 million, or 142.0%, in the third quarter of 2005 compared to the third quarter of 2004.  This increase is primarily the result of the KLS acquisition that took place on December 31, 2004.

Earnings in equity investments increased $364,000, or 197.8%, in the third quarter 2005 compared to the third quarter 2004.  This increase is primarily the result of the Company’s purchase of an additional equity interest in BOS.  In July 2005 the Company increased its investment in BOS to approximately a 39.9% interest from a 29.9% interest.  Over the next three years the Company has the right to acquire up to a 70% interest in the firm.

Other income (consisting of cash management fees, loan fees, and other fees) increased $354,000, or 45.2%, in the third quarter of 2005 compared to the third quarter of 2004. This increase is primarily due to investment gains recognized on the Company’s Rabbi Trust investment.

Operating Expenses and Minority Interest.  Total operating expenses and minority interest for the third quarter of 2005 were $43.6 million, compared to $35.5 million for the same period of 2004, an increase of $8.1 million, or 22.9%.  $2.2 million or 27.7% of the increase is attributable to the KLS acquisition.  Excluding the effect of the KLS acquisition, operating expenses and minority interest increased $5.9 million, or 16.6%.  The increase is primarily attributable to salaries and benefits as well as other operating expenses resulting from the Company’s growth and acquisitions.

Salaries and benefits, the largest component of operating expense, increased $6.3 million, or 27.2%, to $29.3 million for the third quarter of 2005, from $23.0 million for the same period in 2004. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.  The increase reflects additional variable compensation related to the acquisitions in 2004 and the increased profits that come from those businesses.

Occupancy and equipment expense was $5.1 million for the third quarter of 2005 compared to $4.0 million for the same period of 2004. The $1.1 million, or 26.7% increase over the third quarter of 2004, is primarily due to acquisitions, increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation.  These expenses decreased $290,000, or 12.5%, to $2.0 million for the third quarter of 2005, from $2.3 million for the same period of 2004.  The decrease is primarily due to decreased consulting expenses.  Third quarter 2004 consulting expense included consulting costs associated with the Company’s preparation for compliance with Sarbanes-Oxley regulations.

Marketing and business development increased $277,000, or 24.0%, from the same period in 2004. This increase was primarily due to increased marketing efforts to continue to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $209,000, or 27.8%, for the third quarter of 2005 as compared with the same period in 2004. This increase was due primarily to continued investments in our data processing systems as well as higher business volumes.

Amortization of intangibles was $1.5 million for the third quarter of 2005, an increase of $295,000 from the third quarter of 2004. This increase was attributable to the investment advisory contracts from the KLS acquisition, the CDI from the Encino acquisition, and the non-compete agreements from the Encino and KLS acquisitions.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments, and provision for off-balance sheet credit risk, and other miscellaneous business expenses. Other expenses increased $134,000, or 5.1%, to $2.8 million for the third quarter of 2005 compared to $2.7 million for the same period in 2004.  The increase is primarily the result of growth in business and acquisitions.

Income Tax Expense.  The Company recorded income tax expense of $7.4 million for the third quarter of 2005 as compared to $4.8 million for the same period of 2004. The effective tax rate for the third quarter of 2005 was 38.2% compared to 35.3% for the third quarter of 2004.   The increase in the Company’s effective tax rate in 2005 was due to the decreased proportion of non-taxable investments relative to income earning assets due to growth, and the acquisitions in 2004 in states and localities with higher tax rates.  The Company’s effective tax rate for the remainder of 2005 will be affected by the income in various states and localities as well as the level of tax-free investments.

Results of Operations for the Nine Months Ended September 30, 2005

Net Income. The Company recorded net income of $32.3 million, or $1.09 per diluted share, for the nine months ended September 30, 2005, compared to net income of $24.2 million, or $0.84 per diluted share, for the nine months ended September 30, 2004.

Net Interest Income.  For the nine months ended September 30, 2005, net interest income was $84.8 million, an increase of $21.7 million, or 34.4%, over the same period in 2004. This change was due to the increase in the average balance and average rate on earning assets, and partially offset by an increase in the average balance and rate on interest-bearing liabilities.  The Company’s net interest margin was 3.78% for the nine months ended September 30, 2005, an increase of 20 basis points compared to the same period last year.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the nine months ended September 30, 2005 and September 30, 2004.

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$685,398	$17,285	3.35%	$614,953	$13,034	2.84%
Loans(2)
Commercial and construction	1,437,989	74,376	6.84%	1,062,468	46,869	5.87%
Residential mortgage	870,961	31,126	4.77%	707,030	25,082	4.70%
Home equity and other consumer	92,203	4,298	6.15%	79,381	3,037	5.02%
Total loans	2,401,153	109,800	6.06%	1,848,879	74,988	5.39%
Total earning assets	3,086,551	127,085	5.46%	2,463,832	88,022	4.76%

Interest-bearing liabilities:
Deposits	$1,996,927	$24,407	1.63%	$1,680,717	$13,521	1.07%
Borrowed funds	513,011	14,364	3.73%	321,663	8,360	3.43%
Total interest-bearing liabilities	2,509,938	38,771	2.06%	2,002,380	21,881	1.45%

Net interest income		$88,314			$66,141
Interest rate spread			3.40%			3.31%
Net interest margin			3.78%			3.58%

(1)                                  Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $3.5 million and $3.0 million for 2005 and 2004, respectively.

(2)                                  Includes loans held for sale.

Interest Income.  Interest and dividend income increased $38.6 million, or 45.4%, for the nine months ended September 30, 2005 as a result of increases in interest income on loans and investments.

Interest income on commercial and construction loans increased 58.7% to $73.4 million for the nine months ended September 30, 2005, compared to $46.2 million for the same period in 2004. Interest income from residential mortgage loans increased 24.1% to $31.1 million for the nine months ended September 30, 2005, compared to $25.1 million for the same period in 2004, and interest on home equity and other loans increased 41.5% to $4.3 million for the first nine months of 2005, compared to $3.0 million, for the same period in 2004. The average balance of commercial and construction loans increased 35.3% and the average rate increased 16.5%, or 97 basis points, to 6.84%, on an FTE basis, for the nine months ended September 30, 2005. The average balance of residential mortgage loans increased 23.2%, and the average rate increased 1.5%, or seven basis points, to 4.77% for the same period. The average balance of home equity and other loans increased 16.2% and the average rate increased 22.5%, or 113 basis points, to 6.15%.  The increase in the average balance of loans was due to the Encino acquisition in 2004 as well as organic growth of the loan portfolio at the Banks.

Investment income increased $4.2 million, or 39.0%, to $14.8 million for the nine months ended September 30, 2005, compared to $10.7 million for the same period in 2004. This increase was primarily attributable to an increase in the average balance of $70.4 million, or 11.5%, for the nine months ended September 2005 and by an increase in the average rate earned of 51 basis points, or 18.0% to 3.35% on an FTE basis.  The increase in the average balance was due to the increased liquidity and the corresponding investment on lending alternatives made by the Banks.  Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $16.9 million, or 77.2%, for the nine months ended September 30, 2005 from $21.9 million to $38.8 million.  Interest paid on deposits increased $10.9 million for the nine months ended September 30, 2005 compared to the same period in 2004 as a result of a $316.2 million, or 18.8%, increase in the average balance and a 56 basis point, or 52.3%, increase in the average rate paid.  Interest paid on borrowings increased $6.0 million, or 71.8%, as a result of a $191.3 million, or 59.5%, increase in average balance, and a 30 basis point, or 8.7%, increase in the average rate paid.  The increase in the average balance of borrowings was due to the additional FHLB borrowings, repurchase agreements, and the issuance of the junior subordinated debentures that took place in the fourth quarter of 2004.

Provision for Loan Losses. The provision for loan losses increased $842,000, or 33.3%, to $3.4 million for the nine months ended September 30, 2005, compared to $2.5 million for the same period in 2004. The level of provision amounts recorded during the nine months ended September 30, 2005 were impacted by the amount of loan growth and the mix of loans during the year.

Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses.  These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition—Allowance for Loan Losses.” Charge-offs net of recoveries were $87,000 during the first nine months of 2005 compared to $56,000 for the same period in 2004.

Fees and Other Income.  Fees and other income increased $21.3 million, or 27.4%, to $99.0 million for the nine months ended September 30, 2005, compared to $77.7 million for the same period in 2004. This increase is primarily attributable to the 16.2% increase in investment management and trust fees and the 135.8% increase in the wealth advisory fees.

Investment management and trust fees increased $10.9 million, or 16.2%, for the nine months ended September 30, 2005. This increase was due to the increase in the average yield/fees earned on the managed assets and an increase in the performance fee income.  Assets under management, excluding the assets from the unconsolidated affiliates and wealth advisors, increased $2.3 billion, or 16.3%, from $14.1 billion to $16.4 billion at September 30, 2005. The increase is primarily the result of market factors, primarily the general appreciation in the market prices of securities.

Wealth advisory fees increased $8.1 million, or 135.8%, to $14.1 million for the first nine months of 2005, as compared to $6.0 million for the same period in 2004.  Assets under advisory, excluding the assets from the unconsolidated affiliates, increased $3.1 billion.  These increases, both in fees and advised assets, are primarily the result of the KLS acquisition.

Other income (consisting of cash management fees, loan fees, and other fees) increased $1.4 million, or 46.5%.  This increase is primarily due to loan prepayment fees, increased volume and investment gains recognized on the Company’s Rabbi Trust investments which are used to fund the deferred compensation liability.

Operating Expenses and Minority Interest.  Total operating expenses and minority interest for the nine months ended September 30, 2005 were $128.9 million compared to $101.2 million for the same period in 2004. Operating expenses increased $27.7 million, a 27.4% increase over the first nine months of 2004.  $6.5 million or 23.4% of the increase is attributable to the KLS acquisition.  Excluding the effect of KLS, operating expenses and minority interest increased $21.2 million, or 21.0%.  The increase is primarily attributable to salaries and benefits as well as other operating expenses resulting from the Company’s growth and acquisitions.

Salaries and benefits, the largest component of operating expense, increased $17.4 million, or 26.0%, to $84.3 million for the first nine months of 2005, from $66.9 million for the same period in 2004. This increase was due to an increase in the number of employees due to acquisitions and growth, normal salary increases, and the related taxes and benefits thereon.  The increase reflects additional variable compensation related to the acquisitions in 2004 and on the increased profits that come from those businesses.

Occupancy and equipment expense was $14.6 million for the first nine months of 2005 compared to $11.2 million for the same period last year.  The $3.4 million, or 30.6% increase over the same period in 2004, is primarily due to acquisitions, increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit, tax preparation, and compliance. These expenses increased $1.9 million, or 35.5%. This increase is due to additional services for audit, legal, and consulting related to compliance with regulatory standards such as the Sarbanes-Oxley Act.

Marketing and business development increased $900,000, or 23.4%, from the same period in 2004. This increase was primarily due to increased marketing efforts to continue to grow the business.

Contract services and processing, which are primarily costs associated with custody and data processing, increased $740,000, or 35.1%, for the first nine months of 2005 as compared with the same period in 2004. This increase was due primarily to continued investments in our data processing systems as well as higher business volumes.

Amortization of intangibles was $4.6 million for the first nine months of 2005, an increase of $1.3 million from the same period of 2004. This increase was attributable to the investment advisory contracts from the KLS acquisition, the CDI from the Encino acquisition, and the non-compete agreements from the Encino and KLS acquisitions.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments, and provision for off-balance sheet credit risk, and other miscellaneous business expenses. Other expenses increased $1.5 million, or 20.0%, to $9.2 million for the first nine months of 2005 compared to $7.6 million for the same period in 2004.  The increase is primarily the result of growth in business and acquisitions.

Income Tax Expense.  The Company recorded income tax expense of $19.2 million for the first nine months of 2005 as compared to $13.0 million for the same period of 2004. The effective tax rate for the first nine months of 2005 was 37.3% compared to 34.9% for the first nine months of 2004.   The increase in the Company’s effective tax rate in 2005 was due to the decreased proportion of non-taxable investments relative to income earning assets due to growth, and the acquisitions in 2004 in states and localities with higher tax rates.  The Company’s effective tax rate for the remainder of 2005 will be affected by the income in various states and localities as well as the level of tax-free investments.

Risk Factors

Risks Relating to Our Business

Our business strategy contemplates significant growth and there are challenges and risks inherent in such a growth strategy.

In recent years, the Company experienced rapid growth, both due to the expansion of the Company’s existing businesses as well as acquisitions. Among the challenges facing the Company is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in the Company’s pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels the Company historically achieved. A significant decrease in revenues or increases in costs may adversely affect the Company’s results of operations or financial condition.

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

As a result of these risks, any given acquisition, if and when consummated, may adversely affect our results of operations or financial condition. In addition, because the consideration for an acquisition may involve cash, debt or the issuance of shares of our stock and may involve the payment of a premium over book and market values, existing stockholders may experience dilution in connection with any acquisition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 30, 2005, our goodwill and other identifiable intangible assets were approximately $180.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

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

Due to the intense competition in the investment management business,  our investment management subsidiaries may not be able to attract and retain investment management clients at current levels. Competition is especially strong in our geographic market area, because there are numerous well-established and successful investment management firms in Boston, New York and northern California. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

For the quarter ended September 30, 2005, approximately 42.3% of our revenues were derived from investment management contracts which are typically terminable upon less than 30 days’ notice. Most of our clients may withdraw funds from accounts under management generally in their sole discretion. The combined financial performance of our major investment management subsidiaries is a significant factor in our overall results of operations and financial condition.

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

•  general commercial and industrial companies; and

•  individuals.

Our Banks’ commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks’ residential mortgage and home equity loans are secured by residential property in eastern Massachusetts, and northern and southern California. Consequently, our Banks’ ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of our Banks’ borrowers to repay their loans and affect the value of the collateral securing these loans.

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

We are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

Bank holding companies and state chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company, the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel and FPB, as California banking corporations, are subject to regulation and supervision by the California Department of Financial Institutions and the FDIC.

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

Since 1984, Borel has served as the trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor.  In several subsequent lawsuits in the state court, Borel has prevailed on all material issues.  In all such actions, the court has either entered final judgments in Borel’s favor or voluntary dismissals with prejudice.

One beneficiary – a contingent remainder beneficiary – has split with the other plaintiff beneficiaries and has refused to participate in the voluntary dismissals with prejudice.    Following the dismissal of his separate actions against Borel in the state court, this beneficiary, acting pro se, filed a new action on June 24, 2005, in the United States District Court for the Northern District of California.  In this action, the plaintiff beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action.  Borel and its co-defendants have filed motions to dismiss the present action on the basis of the prior final judgments in the state court and for lack of federal jurisdiction.  Borel will continue to defend these matters vigorously.  While the ultimate outcome cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

Adverse developments in these lawsuits could have a material adverse effect on Borel’s business or the combined business of Boston Private’s banks.

In May of 2002, a complaint was filed against Westfield which alleges that Westfield failed to uphold its contractual and common law obligations to invest the plaintiff’s funds with proper care and diligence. On Westfield’s Motion to Dismiss, the Plaintiff’s unfair trade practices claim was dismissed, and fact and expert discovery on the remaining counts has now concluded.  Westfield intends to move for summary judgment on the remaining claims.  There can be no assurances that Westfield will be successful in defending these claims. Adverse developments in the Westfield litigation could have a material adverse effect on Westfield’s business.

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

The ALCO uses both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 10% and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 20%. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year. The ALCO committees review the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

A.  Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so.  Expert discovery is now completed, and Westfield intends to file a motion for summary judgment.

B.  Trust Litigation

Since 1984, Borel has served as the trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field.  In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field.  In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor.  In several subsequent  lawsuits, Borel has prevailed on all material issues.  In all such actions, the court has either entered final judgments in Borel’s favor or voluntary dismissals with prejudice.

One beneficiary – a contingent remainder beneficiary – has split with the other plaintiff beneficiaries and has refused to participate in the voluntary dismissals with prejudice.  Following the dismissal of his separate actions against Borel in the state court, this beneficiary, acting pro se, filed a new action on June 24, 2005, in the United States District Court for the Northern District of California.  In this action, the plaintiff beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court.  He seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property.  In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million.  The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action.  Borel and its co-defendants have filed motions to dismiss the present action on the basis of the prior final judgments in the state court and for lack of federal jurisdiction.  Borel will continue to defend these matters vigorously.  While the ultimate outcome cannot be predicted with certainty, at the present time, Borel’s management, based on consultation with legal counsel, believes there is no basis to conclude that liability with respect to these matters is probable or that such liability can be reasonably estimated.

C.  Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 40,939 shares of common stock in the third quarter of 2005 in connection with the increased investment interest in BOS.  The total equity consideration for this transaction was $1.1 million.  This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering.  The Company did not offer to sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

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

* Filed herewith

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the third quarter of 2005:

On July 28, 2005, the Company filed a Current Report, dated July 27, 2005, on Form 8-K regarding its earnings press release announcing the financial results for the second quarter of 2005.

On September 2, 2005 the Company filed a Current Report, dated the same date, on Form 8-K regarding a brochure prepared by Boston Private Bank & Trust Company (the “Bank”) containing information relating to the Bank’s financial results for the six months ended June 30, 2005.

On September 30, 2005 the Company filed a Current Report, dated September 26, 2005, on Form 8-K regarding: The Company and Boston Private Capital Trust II (the “Trust”) entering into a purchase agreement for the sale of capital securities to be issued by the Trust and guaranteed by the Company on a subordinated basis; the Trust issuing $100 million of capital securities under an Amended and Restated Declaration of Trust dated as of September 27, 2005; and on September 29, 2005 the Company settling the Amended and Restated Forward Sale Agreement with a Merrill Lynch affiliate entered into on November 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
November 9, 2005	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
November 9, 2005	Robert J. Whelan
Executive Vice President and Chief Financial Officer