Form 10-K
period 2005-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2006-03-10
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Registrant’s telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Security Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ national market on June 30, 2005 was $707,852,200.

The number of shares of the registrant’s common stock outstanding on March 6, 2006 was 35,043,415.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

i

The discussions set forth below and elsewhere herein, may contain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors and Factors Affecting Forward-Looking Statements.” Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to consummate proposed acquisitions in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

ii

PART I

ITEM 1. BUSINESS

I. General

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”), organized on July 1, 1988, is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company (“Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company’s wholly-owned and majority-owned subsidiaries are Borel Private Bank & Trust Company (“Borel”), and First Private Bank & Trust (“FPB”) formerly known as First State Bank of California, California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; Westfield Capital Management Company, LLC (“Westfield”), Sand Hill Advisors, Inc. (“Sand Hill”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Boston Private Value Investors, Inc. (“BPVI”), each a registered investment adviser; and KLS Professional Advisors Group, LLC (“KLS”), and RINET Company, LLC (“RINET”), both registered investment advisory and financial planning firms. In addition, the Company holds a 39.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) a financial planning and investment firm and an approximately 26.0% minority interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser and Coldstream Securities, Inc. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, and Gibraltar (together the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET.

On October 1, 2005, the Company acquired Gibraltar Financial Corp. (“Gibraltar Financial”), the holding company of Gibraltar located in Coral Gables, Florida. In the transaction, the Company acquired 100% of the common stock of Gibraltar Financial through the issuance of approximately 4.3 million shares of Boston Private common stock and approximately $112.2 million in cash. The purchase price was approximately $248.2 million including the trust preferred debt assumed, the fair value of Gibraltar Financial’s stock options, and the Company’s transaction costs. This acquisition was accounted for as a “purchase of a business” and, accordingly, the Company’s results of operations and financial position include Gibraltar on a consolidated basis since the date of the acquisition.

Boston Private’s reason for the acquisition of Gibraltar Financial was to enter one of the fastest growing regions of the United States and to partner with one of the most attractive wealth management firms in the region. Gibraltar’s proven record to grow profitably, as well as their federal bank charter, ensures that the transaction is financially and strategically compelling to Boston Private.

II. Regional Clusters and National Platform

The Company has pursued a “cluster” approach to the wealth management market by delivering private banking, investment management and wealth advisory services through a platform of complementary affiliate companies on a regional basis. The Company also has a corresponding national platform enabling it to deliver institutional and investment management services through Westfield and DGHM.

The New England Region

Boston Private Bank & Trust Company

Boston Private Bank is a Massachusetts-chartered trust company with $2.2 billion in balance sheet assets and $2.3 billion of assets under management as of December 31, 2005. Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. In addition, Boston Private Bank provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank is headquartered in Boston and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton, Wellesley, and Lexington, Massachusetts. Boston Private Bank also has a loan production office in Jamaica Plain, Massachusetts.

Westfield Capital Management Company, LLC

Westfield is an investment management company based in Boston, Massachusetts serving clients domestically and abroad, with $8.3 billion of assets under management at December 31, 2005. Westfield specializes in separately managed growth equity portfolios with products across the capitalization spectrum. Additionally, Westfield acts as the general partner and/or investment manager to several limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the life sciences sectors and micro capitalization area. The firm’s experienced investment team conducts in-depth, fundamental research and analysis to attempt to uncover solid, rapidly growing companies that can be purchased at a reasonable price.

RINET Company, LLC

RINET is an investment adviser with $1.1 billion of assets under advisory as of December 31, 2005. RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. The firm offers tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. The firm is staffed with Certified Public Accountants and Certified Financial Planners who are trained in all of the foregoing planning and advisory disciplines. Through its Kanon Bloch Carré division, RINET provides an independent, nationally recognized mutual fund rating service.

Boston Private Value Investors, Inc.

BPVI is an investment management firm with $867 million of assets under management as of December 31, 2005, primarily from high net worth individuals and select institutions in New England. BPVI is a large-cap style investor. Each value equity product it offers can be combined with high-quality fixed income products to create specialized balanced accounts to meet each client’s goal in the context of risk tolerance, tax sensitivity and time frame. The firm has offices in Boston, Massachusetts and Concord, New Hampshire.

The New York Metro Region

Dalton, Greiner, Hartman, Maher & Co., LLC

DGHM is a value driven investment manager specializing in smaller capitalization equities with $3.3 billion of assets under management as of December 31, 2005. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro cap portfolios. Founded in 1982, the firm is headquartered in New York City.

KLS Professional Advisors Group, LLC

KLS is an investment adviser with $3.1 billion of assets under advisory as of December 31, 2005. KLS specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. As a firm founded by experienced wealth management experts, KLS offers a comprehensive and objective approach to financial, tax, and estate planning. The firm offers advice and counsel on every aspect of its clients’ financial affairs in pursuit of strategies designed to preserve and build clients’ family wealth. KLS was founded in 1989 and is located in midtown Manhattan.

The Southeast Region

Gibraltar Private Bank & Trust Company

Gibraltar is a federal savings association with $1.3 billion in balance sheet assets and $757 million of assets under management as of December 31, 2005. Gibraltar provides private banking, wealth management, and commercial and residential lending as well as services provided through strategic alliances with prominent firms. Its primary focus is on small and medium-sized businesses and professionals located in the Miami and Dade Counties. Gibraltar has its headquarters in Coral Gables and offices in South Miami, Downtown Miami, Key Largo, and Fort Lauderdale, Florida.

The Northern California Region

Borel Private Bank & Trust Company

Borel is a California state banking corporation with $853 million in balance sheet assets and $661 million of trust assets under management as of December 31, 2005. Borel conducts a commercial banking business, which includes deposit and lending activities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services to individuals. Headquartered in San Mateo, California, Borel has offices in Palo Alto, San Francisco, and Los Altos, California.

Sand Hill Advisors, Inc.

Sand Hill is an investment management company serving clients in northern California with $1.1 billion of assets under management as of December 31, 2005 primarily from high net worth individuals (including $203 million of assets managed through a sub advisory relationship with Borel). The firm manages investments covering a wide range of asset classes for both taxable and tax exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill seeks to both build and preserve the wealth of its clients through objective advice and a comprehensive approach to investing and delivers customized wealth management strategies to meet the diverse needs of its client base. Sand Hill is headquartered in Palo Alto, California.

Bingham, Osborn & Scarborough, LLC

BOS is an independent, fee-only comprehensive wealth management firm with $1.4 billion in assets under advisory as of December 31, 2005. Founded in 1985, the firm specializes in strategies for retirement planning, estate planning, charitable giving, portfolio diversification, insurance programs and tax management. Initially, Boston Private acquired a 20% interest in BOS and has increased its ownership to approximately 39.7% as of December 31, 2005. Over the next three years, Boston Private has the option to increase its investment interest an additional 10% per year, up to approximately 70%. BOS has offices in San Francisco and Menlo Park, California.

The Southern California Region

First Private Bank & Trust

FPB is a California state banking corporation with $476 million in balance sheet assets as of December 31, 2005. FPB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium-sized businesses and professionals located in the Los Angeles and San Bernardino counties. FPB has its headquarters in Granada Hills and offices in Burbank, Rancho Cucamonga, Encino, Santa Monica and Westlake Village, California.

The Pacific Northwest Region

Coldstream Capital Management, Inc.

Coldstream Holdings is the parent of Coldstream Capital, a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest. Coldstream

Capital had $900 million of assets under management as of December 31, 2005. Boston Private Financial Holdings, Inc. has a 26.0% investment in Coldstream Capital. Coldstream Capital has offices in Bellevue, Washington and Portland, Oregon.

For revenue, net income, assets, and other financial information for each of the Company’s business segments, see Part II, Item 8—“Financial Statements and Supplementary Data—Note 5: Business Segments.”

III. Revenue Generation

The Company generates fee income from providing investment management and trust services to its clients at the Banks and from providing investment management and wealth advisory services for clients at Westfield, Sand Hill, RINET, DGHM, BPVI and KLS. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets. Westfield and DGHM receive some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield and DGHM.

The Banks earn fees and other income from lending and cash management services. The net income of the Banks depends primarily on their net interest income, which is the difference between interest income and interest expense or “cost of money,” and the quality of their assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Banks’ cost of money is a function of the average amount of interest-bearing deposits and borrowings outstanding during the period and the interest rates paid thereon. The quality of their assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. RINET and KLS earn income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, and balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, Boston Private Bank, Borel, and Gibraltar provide trust services to both individuals and institutions. Westfield and DGHM, acting as managers of limited partnerships, also earn fees based on the performance of these limited partnerships. For the years ended December 31, 2005 and 2004, respectively, the asset management and advisory businesses accounted for 78.7% and 85.2% of the Company’s total fees and other income, and 40.2% and 46.8% of the Company’s total revenues, which is defined as net interest income plus fees and other income. At December 31, 2005 the Company had approximately $23.7 billion in assets under management and advisory which includes the Company’s unconsolidated affiliates.

Lending Activities

General. The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Banks to individuals include residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank, commercial loans over $2 million, with the exception of cash collateralized loans, are reviewed by the Credit Committee. Residential mortgage loans over $3 million are reviewed by the Residential Mortgage Committee. Both committees consist of members of Boston Private Bank’s management and lending staff. Commercial and residential mortgage loans that exceed $6 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of

Boston Private Bank. At Borel, all unsecured loans over $500 thousand and loans secured by real estate over $3 million are reviewed by Borel’s Officers Loan Committee. Borel’s Directors Loan Committee reviews all unsecured loans over $500 thousand and loans secured by real estate over $3 million. At FPB all loans over $1 million are reviewed by the Directors Loan Committee. This committee is comprised of eight directors, including the President and CEO of FPB. At Gibraltar, all new loans with aggregate exposure above $1 million and all renewals/increases above $2.5 million are approved by the Credit Committee. Aggregate exposure excludes residential mortgage loans less than $1 million. Certain senior officers have joint lending authority on renewals and increases to existing loans up to $2.5 million. The Credit Committee consists of senior management of the bank.

At December 31, 2005, the Banks had loans outstanding of $3.6 billion which represented approximately 70.6% of the Company’s total assets. Boston Private Bank had loans outstanding of $1.5 billion, Borel had loans outstanding of $740.4 million, FPB had loans outstanding of $352.9 million, and Gibraltar had loans outstanding of $981.2 million, which represented approximately 30.2%, 14.4%, 6.9%, and 19.1%, respectively, of the consolidated Company’s total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2005, approximately 78.6% of the Banks’ outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”

At December 31, 2005, the statutory lending limit to any single borrower was approximately $27.6 million, $21.3 million, $11.1 million, and $23.2 million for Boston Private Bank, Borel, FPB, and Gibraltar respectively, subject to certain exceptions provided under applicable law. At December 31, 2005, none of the Banks had any outstanding lending relationships in excess of the legal lending limit. All loans to directors were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

The Banks also have policies regarding the extension of loans to Directors and Executive Officers of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors and Executive Officers of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2005, the aggregate principal amount of all loans to Directors and Executive Officers of the Company and its subsidiaries was $24.9 million, or 4.7% of capital.

Geographic concentration. Boston Private Bank primarily serves individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in northern California. FPB primarily serves small and medium sized businesses and professionals in southern California. Gibraltar primarily serves small and medium sized businesses and professionals in southern Florida. A downturn in any of these local economies or real estate markets could negatively impact the Company’s banking business. As of December 31, 2005, $674.5 million, or 33.0%, of the commercial and construction loans, $821.7 million, or 61.3%, of residential loans, and $53.1 million, or 21.6%, of the home equity and other consumer loans were held by Boston Private Bank and are concentrated in eastern Massachusetts. As of December 31, 2005, $627.0 million, or 30.8%, of the commercial and construction loans, $81.1 million, or 6.1%, of the residential mortgage loans, and $32.3 million, or 13.1%, of the home equity and other consumer loans were held by Borel and as such are concentrated in northern California. As of December 31, 2005, $340.1 million, or 16.7%, of the commercial and construction loans, were held by FPB and as such are concentrated in southern California. As of December 31, 2005, $397.8 million, or 19.5%, of the commercial and construction loans, $427.0 million, or 31.9%, of the residential mortgage loans and $156.4 million, or 63.7%, of the home equity and other consumer loans were held by Gibraltar and as such are concentrated in southern Florida.

Loan Portfolio Composition and Maturity. The following table sets forth the Banks’ loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans. The table does not include loans from the Holding Company to certain principals of DGHM in the amount of $272 thousand or to an equity method investee of $125 thousand at December 31, 2005. The “Holding Company” is defined as Boston Private on an unconsolidated basis.

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$1,649,973	45.6%	$1,175,649	52.3%	$784,539	48.6%	$588,173	45.2%	$471,439	43.0%
Construction	389,470	10.7%	181,418	8.1%	96,087	6.0%	88,016	6.8%	66,705	6.1%
Residential mortgage	1,338,607	36.9%	796,991	35.4%	651,290	40.4%	544,166	41.8%	479,595	43.7%
Home equity & other consumer	245,793	6.8%	94,381	4.2%	80,648	5.0%	81,371	6.2%	79,678	7.2%

	3,623,843	100.0%	2,248,439	100.0%	1,612,564	100.0%	1,301,726	100.0%	1,097,417	100.0%
Less: Allowance for loan losses	37,607		25,021		17,761		15,163		12,799

Net loans	$3,586,236		$2,223,418		$1,594,803		$1,286,563		$1,084,618

The following table discloses the scheduled contractual maturities of loans in the Banks’ portfolios at December 31, 2005. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial and Construction	Residential Mortgage	Home Equity/Other	Total
Amounts due:
One year or less	$583,967	$49,057	$22,014	$655,038
After one year through five years	583,401	84,691	127,341	795,433
Beyond five years	872,075	1,204,859	96,438	2,173,372

Total	$2,039,443	$1,338,607	$245,793	$3,623,843

Interest rate terms on amounts due after one year:
Fixed	$428,873	$205,182	$25,140	$659,195
Adjustable	1,026,603	1,084,368	198,639	2,309,610

Total	$1,455,476	$1,289,550	$223,779	$2,968,805

Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due on sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the fact that the Banks will, consistent with industry practice, “rollover” a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Banks are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers’ inability to satisfy the contractual obligations of the loan. See Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”

Commercial and Construction Loans. Commercial and construction loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit, commercial real estate, and construction and land loans.

At December 31, 2005, the Banks had outstanding commercial and construction loans totaling $2.0 billion, which represented 56.3% of total loans and 39.7% of total assets of the Company. Of the Banks’ commercial and construction loan portfolio, $584.0 million or 28.6% is due within one year and $1.5 billion or 71.4% is due after one year. Loans are priced on a fixed rate or floating rate basis. Floating rate loans accounted for 74.5% of the Banks’ commercial and construction loan portfolio as of December 31, 2005. The average balance of the Banks’ outstanding commercial loans was approximately $1.6 billion for 2005, with an average loan size of approximately $641 thousand at December 31, 2005.

Residential Mortgage Loans. At December 31, 2005, the Banks had outstanding residential mortgage loans of $1.3 billion representing 36.9% of the Company’s total loan portfolio and 26.1% of total assets of the Company. While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association (“FNMA”), which was $417 thousand at December 31, 2005. The average loan size of the Company’s outstanding residential mortgage loans was approximately $488 thousand at December 31, 2005.

Home Equity & Other Consumer Loans. Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual customers. At December 31, 2005, the Banks had $245.8 million of such loans. The amount of home equity loans and other consumer loans typically depends on customer demand.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On March 31, 2005, the Company reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. Such reclassification is reflected in the following tables. At December 31, 2005, the allowance for credit losses totaled $42.4 million and was comprised of the allowance for loan losses of $37.6 million and the reserve for unfunded loan commitments of $4.8 million.

The following table is an analysis of the Banks’ allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Average loans outstanding	$2,699,130	$1,930,908	$1,447,600	$1,217,789	$978,843

Allowance for loan losses, beginning of period	$25,021	$17,761	$15,163	$12,799	$10,328
Charged-off loans:
Commercial & construction	(122)	(51)	(29)	(198)	(31)
Home equity & other consumer loans	(128)	(14)	(85)	(30)	(18)

Total charged-off loans	(250)	(65)	(114)	(228)	(49)

Recoveries on loans previously charged-off:
Commercial & construction	68	58	75	257	47
Home equity & other consumer loans	136	3	6	5	13

Total recoveries	204	61	81	262	60

Net loans (charged-off) recovered	(46)	(4)	(33)	34	11
Provision for loan losses	5,438	4,285	2,631	2,330	2,460
Addition due to acquisitions	7,194	2,979	—	—	—

Allowance for loan losses, end of period	$37,607	$25,021	$17,761	$15,163	$12,799

Net loans (charged-off) recovered to average loans	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to ending gross loans	1.04%	1.11%	1.10%	1.16%	1.17%
Allowance for loan losses to nonperforming loans	476.0%	2,200.6%	1,354.8%	1,434.5%	1,415.8%

The following table is an analysis of the Banks’ reserve for unfunded loan commitments for the periods indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$2,916	$2,411	$1,887	$1,722	$1,172
Provision for unfunded loan commitments	513	282	524	165	550
Addition due to acquisitions	1,318	223	—	—	—

Reserve for unfunded loan commitments, at end of period	$4,747	$2,916	$2,411	$1,887	$1,722

The following table is an analysis of the Banks’ allowance for credit losses for the period indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Allowance for credit losses, beginning of period	$27,937	$20,172	$17,050	$14,521	$11,500
Charged-off loans:
Commercial & construction	(122)	(51)	(29)	(198)	(31)
Home equity & other consumer loans	(128)	(14)	(85)	(30)	(18)

Total charged-off loans	(250)	(65)	(114)	(228)	(49)

Recoveries on loans previously charged-off:
Commercial & construction	68	58	75	257	47
Home equity and other consumer loans	136	3	6	5	13

Total recoveries	204	61	81	262	60

Net loans (charged-off) recovered	(46)	(4)	(33)	34	11
Provision for loan losses and unfunded loan commitments	5,951	4,567	3,155	2,495	3,010
Addition due to acquisitions	8,512	3,202	—	—	—

Allowance for credit losses, end of period	$42,354	$27,937	$20,172	$17,050	$14,521

Allowance for credit losses to ending gross loans	1.17%	1.24%	1.25%	1.31%	1.32%
Allowance for credit losses to nonperforming loans	536.1%	2,457.1%	1,538.7%	1,613.1%	1,606.3%

The allowance for loan losses is formulated based on the judgment and experience of the management at each Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; “specific,” “general” and “unallocated.” The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management’s judgment. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on the borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors.

The following table represents the allocation of the Banks’ allowance for credit losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)
Loan category:
Commercial and construction	$28,885	56.3%	$20,299	60.4%	$14,971	54.6%	$11,433	52.0%	$8,905	49.1%
Residential mortgage	5,919	36.9%	3,167	35.4%	3,313	40.4%	2,062	41.8%	1,705	43.7%
Home equity and other consumer	2,789	6.8%	1,853	4.2%	596	5.0%	1,446	6.2%	1,492	7.2%
Unallocated	4,761	—	2,618	—	1,292	—	2,109	—	2,419	—

Total allowance for credit losses	$42,354	100.0%	$27,937	100.0%	$20,172	100.0%	$17,050	100.0%	$14,521	100.0%

This allocation of the allowance for credit losses reflects management’s judgment of the relative risks of the various categories of the Banks’ loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes 7 and 8 to the Consolidated Financial Statements” for further information.

Investment Activities

The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks’ investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks’ overall balance sheet against interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade” securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. government agencies and corporations, mortgage-backed securities, including securities issued by FNMA, the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank’s portfolio manager and Asset/Liability Management Committee. The Company has determined that none of its available-for-sale or held-to-maturity investments are other than temporarily impaired at December 31, 2005 and 2004. At December 31, 2005 there were no cost method investments, which are included in Other Assets, having temporary impairment. The Company recorded a write-down of approximately $306 thousand for cost method investments in 2005 due to an other-than-temporary impairment. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements” for further information.

The following table summarizes the carrying value of available-for-sale investments at the dates indicated:

	December 31,
	2005	2004
	(In thousands)
Available-for-sale:
U.S. Government	$22,462	$32,812
U.S. Agencies	183,178	166,174
Municipal bonds	224,081	229,368
Corporate bonds	45,055	34,963
Mortgage-backed securities	33,082	45,502
Other	4,884	11,265

Total available-for-sale	$512,742	$520,084

The following table summarizes the carrying value of held-to-maturity investments at the dates indicated:

	December 31,
	2005	2004
	(In thousands)
Held-to-maturity:
U.S. Government	$4,472	$—
U.S. Agencies	29,412	19,019
Mortgage-backed securities	9,439	—
Other	1,077	—

Total held-to-maturity	$44,400	$19,019

Sources of Funds

Deposits. Deposits are the principal source of the Banks’ funds for use in lending, investments, and liquidity. At December 31, 2005, the Banks had a total of 27,325 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $42 thousand, 5,616 savings accounts with an average account balance of approximately $13 thousand, and 9,902 money market accounts with an average account balance of approximately $189 thousand. Certificates of deposit represented approximately 17.3% and 21.9% of total deposits at December 31, 2005 and 2004, respectively. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements” for further information.

The following table sets forth the average balances and interest rates paid on the Banks’ deposits:

	Year Ended December 31, 2005
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$582,960	—
Interest-bearing deposits:
Savings and NOW accounts	315,967	0.52%
Money market accounts	1,347,872	1.65%
Certificates of deposit under $100,000	120,196	2.52%
Certificates of deposit of $100,000 or greater	451,647	2.82%

Total	$2,818,642	1.77%

Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2005	2004
	(In thousands)
Less than 3 months remaining	$257,682	$240,232
3 to 6 months remaining	114,866	95,658
6 to 12 months remaining	68,041	38,277
More than 12 months remaining	68,480	41,342

Total	$509,069	$415,509

Borrowings. The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the FHLB of Boston, Borel and FPB are members of the FHLB of San Francisco, and Gibraltar is a member of the FHLB of Atlanta and as such each has access to both short and long-term borrowings. As of December 31, 2005, the Banks had $362.0 million of FHLB borrowings outstanding with a weighted average interest rate of 4.32%, compared to $275.2 million of FHLB borrowings outstanding with a weighted average interest rate of 4.13% at December 31, 2004. In addition, the Banks had FHLB borrowings available of $819.0 million. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements” for further information.

The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Financial Statements. At December 31, 2005, the total amount of outstanding repurchase agreements was $107.4 million with a weighted average interest rate of 1.0%, compared to $84.5 million with a weighted average interest rate of 1.0% at December 31, 2004. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements” for further information.

From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have federal fund lines of credit totaling $152.5 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2005, the Banks did not have any borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2005, Boston Private Bank had $20.3 million of brokered deposits outstanding under these agreements. See Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

Other Sources of Funds. Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available-for-sale portfolio.

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

In the Company’s private banking business, the ability of the Banks to attract loans and deposits may be limited by their small size relative to their competitors. The Banks maintain a smaller staff and have fewer financial and other resources than larger institutions with which they compete in their market areas. In particular, in attempting to attract deposits and originate loans, the Banks encounter competition from other institutions, including larger national, and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and nonbank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. To compete effectively, the Banks rely substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and their reputation within the communities they serve.

In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks’ results of operations and financial condition, including the level of their nonperforming assets. The Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks’ current commercial borrowing customers may develop needs for credit facilities larger than the Banks can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See “Bank Regulation and Supervision” below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

The ability of Boston Private’s affiliates to attract investment management and trust business may be inhibited by the relatively short history and record of performance at each affiliate. The Company’s principal competitors with respect to investment management and trust services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Many of Boston Private’s competitors have greater resources than its individual affiliates or the Company on a consolidated basis. Competition can impact revenue and current and future fee structures.

The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, Boston Private’s ability to retain investment management clients may be impaired by the fact that investment management contracts are typically short-term in nature, allowing clients to withdraw funds from accounts under management, generally in their sole discretion. There can be no assurance that Boston Private will be able to achieve favorable investment performance and retain its existing clients.

In the wealth advisory industry, Boston Private competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with Boston Private’s clients in related product areas. The Company believes that the ability of its affiliates, most specifically RINET and KLS, to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that RINET or KLS will be able to retain their existing clients, expand existing relationships, or add new clients.

Employees

At December 31, 2005, the Company had 892 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

IV. Bank Regulatory Considerations

Supervision and Regulation

In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further subject to federal and state laws and regulations applicable to depository institutions and their parent companies. Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the specific protection of stockholders of a bank or its parent company. Many of the Company’s affiliates are also subject to regulation under federal and state securities laws as described below under “Government Regulation of Other Activities.”

Set forth below is a brief description of certain laws and regulations that relate to the supervision and regulation of Boston Private and the Banks. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Certain Restrictions on Activities and Operations of Boston Private

Boston Private is a bank holding company (a “BHC”) registered with the Federal Reserve Board under the BHCA. As such, Boston Private and its nonbank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the Federal Reserve Board. Boston Private is also a bank holding company for purposes of the laws of The Commonwealth of Massachusetts, and is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the “BBI”) and the Massachusetts Commissioner of Banks (the “Commissioner”). Boston Private is also a bank holding company for purposes of the laws of the State of California, and is subject to the jurisdiction of the California Department of Financial Institutions (the “DFI”). As discussed below, Boston Private has not elected Financial Holding Company (“FHC”) status under the BHCA. For purposes of the BHCA, Gibraltar, a federal savings association, which Boston Private acquired in October 2005, is a nonbanking subsidiary.

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

BHCA: Activities and Other Limitations. The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) in general authorizes BHCs to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also authorizes interstate mergers and to a lesser extent, interstate branching.

Unless a BHC becomes a FHC under the GLBA (as discussed below), the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, it prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public. This determination incorporates greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to the merger of BHCs.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by expanding the BHCA framework to permit BHCs that elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as Boston Private, that have not elected to be treated as FHCs. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits a BHC that qualifies and elects to be treated as a FHC to engage in a significantly broader range of financial activities than BHCs, such as Boston Private, that have not elected FHC status.

In order to elect to become a FHC and thus engage in a broader range of financial activities, a BHC must meet certain tests and file an election form with the Federal Reserve Board. To qualify, all of a BHC’s subsidiary banks must be well capitalized (as discussed below under “Regulation of Boston Private’s Banks—Capital

Requirements”) and well managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC’s banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act (“CRA”) evaluation.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The Federal Reserve Board’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter to specific limitations on the kind and amount of such securities which may be included as Tier I capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other nonqualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, which is, or to the extent, not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the “Leverage Ratio”) of 3.0%. Total consolidated average assets for this purpose does not include, for example, goodwill and any other intangible assets, unrealized gains or losses on investments and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The 3% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHC’s are required to maintain a Leverage Ratio of 4%. BHC’s with supervisory financial, operational or managerial weaknesses, as well as BHC’s that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. Finally, the Federal Reserve Board has also imposed certain capital requirements applicable to certain nonbanking activities, including adjustments in connection with off-balance sheet items.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject. In October 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel IA”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as Boston Private, that are not among the 20 or so largest U.S. bank holding companies. It remains uncertain whether the Basel IA rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the ANPR and what the effective date of such rules will be. Accordingly, Boston Private is not yet in a position to determine the effect of such rules on its risk capital requirements.

Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC unless the Federal Reserve Board has been given at least 60 days to review and does not object to the proposal. Under a rebuttable presumption established by the Federal

Reserve Board, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies. The Home Owners’ Loan Act (“HOLA”) and OTS regulations impose certain limitations on the ability of third parties to acquire control of Gibraltar.

In addition, any company would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

Cash Dividends. Federal Reserve Board policy provides that a bank or a BHC generally should not maintain its existing rate of cash dividends on common stock unless the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a BHC should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength to bank subsidiaries.

Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions. Under Federal Reserve Board policy, Boston Private is expected to act as a source of financial and managerial strength for, and commit its resources to, supporting the Banks during periods of financial stress or adversity. This support may be required at times when Boston Private may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

A depository institution insured by the FDIC, such as Boston Private Bank, Borel, FPB, or Gibraltar can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Banks, and a potential loss of Boston Private’s investments in the Banks.

Massachusetts Law. As a BHC for purposes of Massachusetts law, Boston Private has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts BHC, Boston Private may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with another BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 5% thereof without the prior consent of the BBI. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which BHCs or their nonbank subsidiaries engage.

California Law. Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Florida Law. Gibraltar’s primary banking regulator is the OTS, therefore, Gibraltar is neither subject to examination nor required to file reports with the Florida Office of Financial Regulations.

Regulation of the Banks

The Banks are subject to the extensive supervision and regulation of various federal and state authorities, which include the FDIC, the OTS, the DFI and the Commissioner. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies.

As a Massachusetts-chartered bank, Boston Private Bank is subject to regulation and examination by the Commissioner and the FDIC. Borel and FPB are California banking corporations that are subject to regulation by the DFI and the FDIC. Gibraltar is subject to regulation and examination by the OTS. Each of them is required to file reports with and obtain approvals from these various regulatory agencies prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions.

FDIC Insurance Premiums. The Banks currently pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (“BIF”)-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and a decline in the health of the banking industry, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirements accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

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

Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

•	“well capitalized” if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

•	“adequately capitalized” if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank;”

•	“undercapitalized” if it has a total risk based capital ratio that is less than 8.0%, a Tier I risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

At December 31, 2005, each of the Banks was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as an FHC.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or “adequately capitalized.” These restrictions have not had a material impact on the operations of the Banks because each of the Banks historically has not relied heavily upon brokered deposits as a source of funding.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks, (including Boston Private Bank, Borel, and FPB, but not Gibraltar), to those that are permissible for national banks. In 1999, the FDIC revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through “financial institutions” in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could engage in only through a financial subsidiary, such as securities underwriting, may be conducted only in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the Federal Reserve Board’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Activities and Investments of Federal Savings Associations. Gibraltar, as a federal savings association, derives its lending and investment powers from the HOLA, and the regulations of the OTS promulgated thereunder. Under these laws and regulations, Gibraltar may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Girbraltar may also establish service corporations that may engage in activities not otherwise permissible for Gibraltar, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2005, Gibraltar maintained in excess of 70.1% of its portfolio assets in qualified thrift investments and qualified under the QTL test.

A federal savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, if the association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the applicable Federal Home Loan Bank as promptly as possible.

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a BHC, such as Boston Private, and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:

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

“Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Community Reinvestment Act. The CRA requires the FDIC and the OTS to evaluate the Banks’ performance in helping to meet the credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank’s performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

The FDIC’s and OTS’s CRA regulations are currently based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Boston Private Bank’s current CRA rating is “outstanding”, Borel’s current CRA rating is “satisfactory”, and FPB’s current CRA rating is “satisfactory”, and Gibraltar’s current CRA rating is “outstanding”. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate—small banks,” which are banks with $250 million or more, but less than $1 billion in total assets, including, Borel and FPB, under which such banks will be examined using only two tests, a Lending Test and a new Community Development Test, and will be relieved of certain data collection and reporting requirements.

Customer Information Security. The FDIC, the OTS and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Various states, including California, have enacted legislation concerning breaches of data security and various bills requiring consumer notice of data security breaches are being considered by Congress.

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

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as Boston Private Bank, Borel, FPB, and Gibraltar to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activities, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

Massachusetts Law—Dividends. Under Massachusetts law, the board of directors of a trust company, such as Boston Private Bank, may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company’s capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on Boston Private Bank’s ability to declare and to pay dividends may restrict Boston Private’s ability to pay dividends to its stockholders. We cannot predict future dividend payments of Boston Private Bank at this time.

OTS Regulations—Dividends. The OTS regulates all capital distributions by Gibraltar directly or indirectly to Boston Private, including dividend payments. If the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Gibraltar must file an application and receive the approval of the OTS for a proposed capital distribution.

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

Securities Law Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The SEC’s proposed Regulation B, among other things, would adopt amendments to its rule granting an exemption to banks from dealer registration (as well as from registration as a dealer) with respect to effecting a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and would include a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker, a dealer or both and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

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

In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the Federal Reserve Board, the FDIC, the OTS and other federal and state bank regulatory authorities. The likelihood of any major changes in the future, and the impact any such changes might have on Boston Private Bank, Borel, FPB, and Gibraltar are not possible to determine.

Government Regulation of Other Activities

Virtually all aspects of the Company’s investment management and wealth advisory businesses are subject to extensive regulation. Westfield, Sand Hill, RINET, DGHM, BPVI, and KLS are registered with the Securities and Exchange Commission (the “Commission”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET, DGHM, BPVI, and KLS are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield, Sand Hill, and DGHM act as an adviser, or subadviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”); impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

As an adviser or subadviser to a registered investment company, Westfield, Sand Hill, and DGHM are subject to requirements under the 1940 Act and the Commission’s regulations promulgated thereunder. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct “assignment” of the contract as well as in the case of a sale, directly or indirectly, of a “controlling block” of the adviser’s voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

The foregoing laws and regulations generally grant supervisory agencies and bodies’ broad administrative powers, including the power to limit or restrict Westfield, Sand Hill, RINET, DGHM, BPVI, or KLS from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company.

V. Taxation

Federal Taxation

The Company, Boston Private Bank, Borel, FPB, Gibraltar, Sand Hill, and BPVI are subject to those rules of federal income taxation generally applicable to corporations under the Code. Boston Private Bank, Borel, FPB, and Gibraltar also, under Subchapter H of the Code, are subject to certain special rules applicable to banking institutions as to securities, reserves for loan losses, and any common trust funds. The Company, Boston Private Bank, Borel, FPB, Gibraltar, Sand Hill, and BPVI are members of an affiliated group of corporations within the meaning of Section 1504 of the Code, will file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income for federal tax purposes. Westfield, RINET, DGHM, and KLS are limited liability companies and their taxable income is included as part of the Company’s taxable income.

Prior to 2004, the Company’s banking affiliates had established Real Estate Investment Trust (“REIT”) subsidiaries. The Internal Revenue Code specifically excludes REIT’s from participating in filing a consolidated income tax return. Although the REIT’s were not included in the consolidated income tax return, substantially all of their income was included in consolidated taxable income as a result of dividends the REIT’s paid.

State and Local Taxation

Commonwealth of Massachusetts. Both the Company and its subsidiaries doing business in Massachusetts are subject to an annual Massachusetts excise tax. The tax rate is 10.50% on taxable income apportioned to Massachusetts. Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting is not permitted under Massachusetts statutes. Certain of the Company’s subsidiaries meeting certain definitional tests relating to investments are not subject to the corporate excise tax, but instead are taxed on their gross income at the rate of 1.32%.

State of California. The Company and its subsidiaries are taxable in California as a result of the operations of the Company, Borel, FPB and Sand Hill. California’s taxable income is gross income as defined under the Internal Revenue Code subject to certain exclusions, less deductions allowed by the state. The tax rate applicable to corporations is 8.84% on taxable income apportioned to California on a unitary basis. However, most of the income for 2005 and 2004 was taxed at the 10.84% tax rate applicable to financial institutions.

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

City of New York. The Company is taxable in New York City as a result of the operations of DGHM and KLS. The tax rate is 8.85% on taxable income apportioned to New York City. In addition to the Company’s income tax in New York City, DGHM and KLS are also subject to an unincorporated business tax (“UBT”). The UBT rate is 4% and amortization of purchased intangibles and certain payments to principals are not deductible in computing UBT taxable income. A portion of the UBT paid is allowed as a credit in computing the Company’s New York City income tax.

State of Florida. Both the Company and its subsidiaries doing business in Florida are subject to Florida income taxes. The tax rate is 5.5% on taxable income apportioned to Florida.

VI. Internet Address

The Company’s Internet address is www.bostonprivate.com. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The quarterly earnings release conference call can also be accessed from the Company’s website. Press releases are also maintained on the Company’s website. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

ITEM 1A. RISK FACTORS

Our business strategy contemplates significant growth and there are challenges and risks inherent in such a growth strategy.

In recent years, we have experienced rapid growth, both due to the expansion of our existing businesses as well as acquisitions. Among the challenges facing us is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in our pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels we historically have achieved. A significant decrease in revenues or increases in costs may adversely affect our results of operations or financial condition.

In connection with our recent acquisitions and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.

We continue to consider the acquisition of other banking, investment management, and wealth advisory companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to the following:

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

We will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies, many of which have significantly greater resources than we do, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If we fail to receive the necessary regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.

Competition in the local banking industry may impair our ability to attract and retain banking customers at current levels.

Competition in the local banking industry coupled with our relatively small size may limit the ability of our banking subsidiaries to attract and retain banking customers.

In particular, the Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Our Banks also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.

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

We may not be able to attract and retain investment management and wealth advisory clients at current levels.

Due to intense competition, our investment management and wealth advisory subsidiaries may not be able to attract and retain clients at current levels. Competition is especially strong in our geographic market area, because there are numerous well-established and successful investment management and wealth advisory firms in these areas. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

For the year ended December 31, 2005, approximately 47.5% of our revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory subsidiaries is a significant factor in our overall results of operations and financial condition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2005, our goodwill and other identifiable intangible assets were approximately $384.4 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

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

A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in four geographic regions: eastern Massachusetts, northern California, southern California, and southern Florida. The ability of the Banks’ customers to repay their loans is impacted by the economic conditions in these areas.

The Banks’ commercial loans are generally concentrated in the following customer groups:

•	real estate developers and investors;

•	financial service providers;

•	technology companies;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.

Our Banks’ commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks’ residential mortgage and home equity loans are secured by residential property. Consequently, our Banks’ ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes and flooding. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have a material adverse impact on the ability of our Banks’ borrowers to repay their loans and affect the value of the collateral securing these loans.

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

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Boston Private Bank, as a Massachusetts chartered trust company, the deposits of which are insured by the FDIC, is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Borel and FPB, as California banking corporations, are subject to regulation and supervision by the California Department of Financial Institutions and the FDIC. Gibraltar, as a federally chartered bank, is subject to regulation and supervision by the OTS.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the OTS, the California Department of Financial Institutions and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which our Banks and we may conduct business and obtain financing.

Furthermore, our banking business is affected by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates our Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which they offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our Banks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The Company and its subsidiaries conduct operations primarily in leased premises. The Company’s and Boston Private Bank’s headquarters are located at Ten Post Office Square, Boston, MA. Boston Private Bank has eight offices in Massachusetts, four in Boston, one in Wellesley, one in Newton, one in Cambridge, and one in Lexington. BPVI has two offices, one located in Boston, MA adjacent to the Company’s headquarters, and one it owns in Concord, NH. RINET is located in Boston, MA. Westfield is located in Boston, MA. Borel has four offices in California, its main office is in San Mateo and its other offices are in Palo Alto, San Francisco, and Los Altos. Sand Hill is located in Palo Alto, CA adjacent to Borel’s Palo Alto office. FPB has six offices in California, their main office is in Granada Hills which it owns, and the other offices are in Burbank, Santa Monica, Westlake Village, Encino and Rancho Cucamonga. DGHM has offices in New York City, NY and Naples, FL. KLS is located in New York City. Gibraltar has five offices in Florida, their main office is in Coral Gables and the other offices are in South Miami, Downtown Miami, Key Largo, and Fort Lauderdale.

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

Trust Litigation

Since 1984, Borel has served as a trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field. In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor. In several subsequent lawsuits, Borel has prevailed on all material issues. In all such actions, the court has either entered final judgments in Borel’s favor or voluntary dismissals with prejudice.

One beneficiary—a contingent remainder beneficiary—has split with the other plaintiff beneficiaries and has refused to participate in the voluntary dismissals with prejudice. Following the dismissal of his separate actions against Borel in the state court, this beneficiary, acting pro se, filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the plaintiff beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil fields returned to the Family

Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action. In November 2005 the federal district court dismissed the entire action as to Borel and its co-defendants based on the prior final judgments in the state court and on lack of federal jurisdiction. The plaintiff beneficiary has appealed from the judgment. Appellate briefs have not yet been filed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company’s common stock, par value $1.00 per share (the “Common Stock”), is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “BPFH.” At March 6, 2006 there were 35,043,415 shares of Common Stock outstanding, which were held by approximately 1,301 holders of record.

The following table sets forth the high and low closing sale prices for the Company’s Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2005
Fourth Quarter	$31.80	$26.60
Third Quarter	28.95	24.93
Second Quarter	26.20	22.27
First Quarter	28.25	23.68
Fiscal Year ended December 31, 2004
Fourth Quarter	$28.00	$24.50
Third Quarter	29.00	21.63
Second Quarter	26.56	21.60
First Quarter	28.49	23.40

Dividends

The Company presently plans to pay cash dividends on its Common Stock on a quarterly basis dependent upon the results of operations of the immediately preceding quarters. However, declaration of dividends by the

Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Company’s operating results and financial condition and general economic conditions.

The Company is a legal entity separate and distinct from its banking and other subsidiaries. These subsidiaries are the principal assets of the Company, and as such, provide the main source of payment of dividends by the Company. As to the payment of dividends, as discussed below, each of the Banks is subject to the laws and regulations of its chartering jurisdiction and to the regulations of its primary federal regulator. If the federal banking regulator determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Company paid dividends on its common stock of $0.28 and $0.24 in 2005 and 2004, respectively.

Under Massachusetts law, trust companies, such as Boston Private Bank, may pay dividends only out of “net profits” provided there is no impairment to the trust company’s capital stock and surplus account. Although Massachusetts law does not define what constitutes “net profits” it is generally assumed that the term includes a bank’s retained earnings and does not include its additional paid-in capital account. Furthermore, trust companies may not pay dividends more often than on a quarterly basis. In addition, prior Commissioner approval is required if the total of all dividends paid by a trust company in any calendar year would exceed net profits for that year combined with retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Likewise under California law, the Department of Financial Institutions (the “DFI”) has the authority to prohibit Borel and FPB from paying dividends depending on Borel’s and FPB’s financial condition, respectively, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under OTS regulations, the OTS has the authority to prohibit Gibraltar from paying dividends if the OTS concludes that the payment of such dividends reduces Gibraltar’s capital below its minimum capital requirements, violates a statute, regulation, regulatory agreement or regulatory condition to which Gibraltar is subject or would otherwise constitute an unsafe or unsound banking practice.

These restrictions on the Banks’ ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield’s, Sand Hill’s, BPVI’s, RINET’s, DGHM’s, and KLS’s ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table represents selected financial data for the five fiscal years ended December 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Company’s Consolidated Financial Statements and related Notes, appearing elsewhere herein. This data has been restated to reflect the mergers described in Part II, Item 8 “Financial Statements and Supplementary Data in Note 2, Mergers and Acquisitions of the Notes to the Consolidated Financials Statements.”

	2005	2004	2003(4)	2002	2001(3)
	(In thousands, except share data)
At December 31:
Total balance sheet assets	$5,134,065	$3,273,193	$2,198,708	$1,822,628	$1,511,201
Total loans (excluding loans held for sale)	3,624,240	2,248,600	1,612,564	1,301,726	1,097,417
Allowance for loan losses	37,607	25,021	17,761	15,163	12,799
Investment securities	557,142	539,103	396,746	322,734	284,309
Cash and cash equivalents	372,316	128,914	93,488	97,529	58,281
Goodwill and intangible assets	384,407	187,163	20,318	18,007	17,207
Deposits	3,748,141	2,386,368	1,658,461	1,400,333	1,145,329
Borrowed funds	703,379	474,171	263,620	218,389	190,978
Stockholders’ equity	533,590	321,227	235,452	167,382	139,631
Nonperforming assets	8,032	1,514	1,311	1,057	904
Client assets under management and advisory	$21,339,000	$19,306,000	$10,966,000	$6,441,000	$6,529,000
For The Year Ended December 31:
Interest and dividend income	$189,990	$120,645	$92,680	$90,293	$92,479
Interest expense	61,251	32,066	24,915	26,265	38,321

Net interest income	128,739	88,579	67,765	64,028	54,158
Provision for loan losses	5,438	4,285	2,631	2,330	2,460

Net interest income after provision for loan losses	123,301	84,294	65,134	61,698	51,698
Fees and other income	134,587	108,213	65,867	51,868	51,271
Operating expense and minority interest	184,291	140,580	96,374	78,928	83,731

Income before income taxes	73,597	51,927	34,627	34,638	19,238
Income tax expense	27,279	18,293	12,804	10,893	7,692

Net income	$46,318	$33,634	$21,823	$23,745	$11,546

Per Share Data:
Basic earnings per share	$1.57	$1.23	$0.95	$1.06	$0.52
Diluted earnings per share	$1.47	$1.18	$0.92	$1.02	$0.50
Average basic common shares outstanding	29,425,157	27,313,171	22,954,937	22,412,665	22,119,726
Average diluted common shares outstanding	33,666,358	28,963,856	23,846,973	23,357,066	23,053,052
Cash dividends per share	$0.28	$0.24	$0.20	$0.16	$0.14
Book value	$15.33	$11.61	$9.36	$7.42	$6.28
Selected Operating Ratios:
Return on average assets	1.20%	1.18%	1.06%	1.42%	0.80%
Return on average equity	11.95%	11.42%	12.16%	15.36%	8.28%
Interest rate spread(1)	3.48%	3.33%	3.35%	3.80%	3.52%
Net interest margin(1)	3.88%	3.61%	3.64%	4.19%	4.18%
Total fees and other income/total revenue(2)	51.11%	54.99%	49.37%	44.75%	48.63%
Asset Quality Ratios:
Non-accrual loans to total loans	0.22%	0.05%	0.08%	0.08%	0.08%
Nonperforming assets to total assets	0.15%	0.05%	0.06%	0.06%	0.06%
Other Ratios:
Dividend payout ratio	17.83%	19.51%	16.67%	15.09%	26.92%
Average equity to average assets ratio	10.02%	10.35%	8.75%	9.24%	9.65%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.
(2)	Total revenue is defined as net interest income plus fees and other income.
(3)	Earnings for 2001 include $9.7 million of merger expenses, net of tax for the year ended December 31, 2001 which reduced our diluted earnings per share by $0.42, and reduced return on average assets and the return on average equity.
(4)	Net income for 2003 was reduced by $3.0 million, or $0.12 per diluted share, for the REIT tax adjustment and the lease accrual described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Return on average assets and return on average equity were also reduced.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto, and other statistical information included in this annual report.

I. Executive Summary

Boston Private is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operations in 2005. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

Boston Private’s strategy remains to strive for exceptional shareholder value by providing a full complement of wealth management services through diversified affiliated companies. The Company typically seeks entry into geographically and demographically attractive areas through acquisitions and focuses on the organic growth of its entities post acquisition. In 2005, through growth in its organic business efforts, acquisitions, and strong equity markets, Boston Private earned revenues of $263.3 million, an increase of 33.8% over revenues of $196.8 million in 2004. The Company’s acquisitions in 2004 and 2005 had a significant impact on this increase. The Company reported net income for 2005 of $46.3 million, a 37.7% increase versus net income of $33.6 million for 2004. The Company reported diluted earnings per share of $1.47 for 2005, a 24.6% increase versus $1.18 for 2004. Net income increased at a higher percentage than earnings per share in 2005 primarily due to the additional shares issued for acquisitions.

In the past two years the Company has acquired several entities. The financial results of these acquired entities have had a significant impact on our 2005 results of operations and should be considered in comparing the Company’s results of operations. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 5: Business Segments to the Consolidated Financial Statements” for revenue and expense information. The following table provides additional detail for these acquisitions.

Name of Acquisition	Acquisition Date	Total Assets at acquisition(1)	Assets under Management and Advisory at acquisition
DGHM	February 6, 2004	$6 Million	$3.0 Billion
FPB	February 17, 2004	$188 Million	N/A
Encino	October 1, 2004	$189 Million	N/A
KLS	December 31, 2004	$3 Million	$2.9 Billion
Gibraltar	October 1, 2005	$1.1 Billion	$707 Million

(1)	Excludes the effects of purchase accounting.

The Company is comprised of a holding company and ten operating subsidiaries in various geographic areas across the United States offering a full range of wealth management services through three core financial disciplines; namely, private banking, investment management and wealth advisory. Within the private banking discipline, these subsidiaries were Boston Private Bank, Borel, FPB and Gibraltar. The acquisition and subsequent integration of Gibraltar was completed in the fourth quarter of 2005. Within the wealth advisory and investment management disciplines, these subsidiaries were Westfield, DGHM, Sand Hill, BPVI, KLS, and RINET. The Company also holds a minority interest in Coldstream and BOS. Including the Company’s unconsolidated affiliates, Boston Private managed or advised approximately $23.7 billion in client investment assets and had balance sheet assets of approximately $5.1 billion as of December 31, 2005.

There were a number of factors in 2005 that solidified Boston Private’s strong and consistent financial results. Three themes were most apparent: the acquisition and subsequent integration of Gibraltar and KLS, the growth in net interest income and improvement in the Net Interest Margin (NIM) and, importantly, the consistent strong organic growth throughout the three core financial disciplines. With the two new affiliate companies, Boston Private’s business mix continues to be well diversified with approximately 60% of revenues derived from private banking, 33% from investment management and 7% from wealth advisory. The addition of Gibraltar has shifted the revenue mix more heavily towards private banking relative to the mix in early 2005.

The following table illustrates the Company’s revenue growth in each financial core discipline.

Discipline	Revenue 2005	Revenue 2004	% Increase
Private Banking	$160.4 Million	$110.0 Million	45.8%
Investment Management	$90.2 Million	$80.0 Million	12.7%
Wealth Advisory	$19.1 Million	$7.8 Million	144.9%

Boston Private faced considerable challenges in 2005 in managing through a rising short-term interest rate environment and a flattening yield curve. The Company’s net interest income increased 45.3% to $128.7 million versus $88.6 million in 2004. The increase was driven by both rate and volume increases and the fourth quarter impact of the Gibraltar acquisition. Of the approximate $40.2 million increase, $33.8 million was due to volume increases, both organic and acquisition related, and $6.4 million was due to rate increases. The Company’s net interest margin, on a fully-taxable equivalent basis, increased 27 basis points to 3.88% in 2005 from 3.61% in 2004. The Company’s net interest margin was negatively impacted by the additional interest expense on the junior subordinated debenture debt primarily related to the funding of acquisitions.

The Company believes that the primary interest rate risk is a flat or inverted yield curve which could lead to net interest margin compression at the Banks. A flat yield curve exists when there is little or no difference between short-term and long-term yields on loans and investments. An inverted yield curve exists when short-term yields are higher than long-term yields. Generally, the Banks pay deposit rates based on the short end of the yield curve and many loans and investments are priced at rates based on the long end of the yield curve. When the yield curve flattens or inverts, it compresses the Banks’ net interest margin. The Banks prefer to operate in an interest rate environment with a positive yield curve, i.e. short-term yields are lower than long-term yields.

Despite a relatively choppy and flat trend throughout the year in the equity markets, Boston Private benefited from market appreciation in its investment management business line. Boston Private’s assets under management and advisory increased in 2005 to $21.3 billion from $19.3 billion in 2004, an increase of $2.0 billion, or 10.5%. Including the Company’s unconsolidated affiliates, Coldstream and BOS, total assets under management and advisory increased to $23.7 billion, or 12.2%, versus 2004 year end levels. Of the $2.0 billion increase in assets under management and advisory noted above, approximately $1.2 billion resulted from overall market appreciation, $707 million from the acquisition of Gibraltar and $78 million from positive net inflows into the affiliate firms.

The future growth in the investment management business line is primarily dependent upon the ability of our investment management firms to increase their assets under management. Management fees are usually calculated as a percentage of assets under management. Changes in assets under management have an impact on revenues and earnings. Growth in assets under management comes from net new business and changes in market values of the investments. Net new business includes new assets under management, including net contributions to existing accounts, less lost accounts. The investment management firms generally have the ability to select the investments they manage so they have some control over changes in market value but they are not immune to changes in the market as a whole. Increases and decreases in market values can have a significant impact on assets under management, related revenues and earnings.

The effective tax rate for 2005 was 37.1% and the related expense was $27.3 million. The effective tax rate for 2004 was 35.2% and the related expense was $18.3 million. The Company’s future effective tax rate will be affected by the level of tax-free investments as well as the apportionment of taxable income among the states and municipalities with different tax rates and adjustments.

The return on average assets increased two basis points to 1.20% for the year ended December 31, 2005, compared to 1.18% for the year ended December 31, 2004. Average assets increased $1.0 billion, or 36.0%, from $2.8 billion to $3.9 billion during 2005.

The return on average equity was 11.95% for the year ended December 31, 2005, an increase of 53 basis points from 11.42% for the year ended December 31, 2004. Average equity increased 31.7% during 2005 to $387.8 million.

In 2005, Boston Private completed its largest acquisition to date for Gibraltar and entered the very attractive Florida marketplace. Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms to best serve the targeted client base. Boston Private will continue to look at acquisition targets with an eye towards further business line diversification. By diversifying geographically, the Company expects to mitigate the impact of regional economic risks. By diversifying by revenue stream between the three distinct lines of business, the Company expects to achieve more stable revenues and earnings.

II. Key Business Lines

The underlying drivers of revenue growth in the Company’s business are growth in our private banking, investment management and wealth advisory business lines. The following analysis discusses the business by core competency to present the business metrics that management considers to be the most important indicators of the financial performance of the Company.

Private Banking

In 2005, the Company conducted its private banking business through four wholly-owned subsidiaries. The following table shows a summary of certain financial components of these four banks at December 31, 2005.

	Total	Boston Private Bank	Borel	FPB	Gibraltar
	(In thousands)
Assets	$4,879,242	$2,228,953	$852,709	$476,137	$1,321,443
Loans	3,623,843	1,549,325	740,431	352,905	981,182
Deposits	3,759,719	1,633,889	767,847	390,520	967,463
Net Income during the year	42,726	20,162	13,243	6,129	3,192

The Company believes private banking is an attractive growth market and in 2005 realized 51.4% of its revenues from private banking net interest income. The Company believes net interest income, net interest margin, deposit growth, loan growth and loan quality are the important business metrics in evaluating the condition of its private banking business.

Net Interest Income. For 2005, Boston Private’s net interest income increased $40.2 million to $128.7 million, a 45.3% increase. On a fully taxable equivalent (“FTE”) basis net interest income increased by 44.1%, or $40.8 million, to $133.5 million, compared to $92.7 million in 2004. This growth in net interest income was accomplished through growing the Company’s loan and investment portfolio with proceeds from increased deposits and borrowings. The acquisitions of FPB and Encino in 2004 and Gibraltar in 2005 contributed to this growth as well. The $40.2 million increase in net interest income in 2005 is the result of $33.8 million in increased business volumes and rate increases of $6.4 million.

Net Interest Margin. On a FTE basis net interest margin increased 27 basis points to 3.88% for 2005 compared to 3.61% for 2004. This increase was due to several factors. The Banks benefited from the rising interest rate environment and organic growth of their loan and investment portfolios. The increase was also due to the Banks being able to not increase their rates paid on deposits in direct proportion to the rise in interest rates while still increasing their deposits. The acquisition of Gibraltar on October 1, 2005 resulted in a slight increase to the 2005 net interest margin. The interest expense incurred on the additional trust preferred debt in 2005 had approximately a 22 basis point negative impact on the net interest margin in 2005.

Deposits. In 2005, Boston Private’s deposits grew $1.3 billion, or 57.1%, to $3.7 billion from $2.4 billion in 2004. Approximately $967.5 million of the increase was due to the acquisition of Gibraltar and the remaining increase was due to organic growth. Excluding Gibraltar, deposits increased $394.3 million, or 16.5%, from December 31, 2004 to December 31, 2005. The cost of deposits increased 65 basis points to 1.77% during 2005 due to the mix of deposits and the Banks raising their rates on interest bearing deposit accounts and certificates of deposit due to the rise in short-term interest rates. This strong organic growth is attributable to the strength of the banking markets in which the Banks compete and continue to grow their businesses.

Loans. In 2005, Boston Private’s loan portfolio increased $1.4 billion, or 61.2%, to $3.6 billion, as compared to $2.2 billion in 2004. Approximately $981.2 million of the increase was due to the acquisition of Gibraltar and the remaining increase was due to organic growth. Excluding Gibraltar, loans increased $394.5 million, or 17.5%, from December 31, 2004 to December 31, 2005.

The commercial loan portfolio increased $474.3 million, or 40.3%. Excluding the impact of the Gibraltar acquisition, commercial loans increased $196.0 million, or 16.7%, due to organic growth.

The construction loan portfolio increased $208.1 million, or 114.7%. Excluding the impact of the Gibraltar acquisition, construction loans increased $88.6 million, or 48.8%. The increase in the construction loan portfolio is affected by the demand and the market for new construction.

The residential loan portfolio increased $541.6 million, or 68.0%. Excluding the impact of the Gibraltar acquisition, residential loans increased $114.7 million, or 14.4%, due to organic growth. The Banks generally keep variable rate residential loans originated in their portfolios and sell fixed rate loan originations in the secondary market. The increase in the residential loans is impacted by the mix between fixed and variable rate loan originations and the level of current customers refinancing their mortgage with a competitor.

The home equity and consumer loan portfolio increased $151.6 million, or 160.4%. Excluding the impact of the Gibraltar acquisition, home equity and consumer loans decreased $4.8 million, or 5.0%. The decrease was generally due to Boston Private Bank, Borel, and FPB not targeting this type of product.

Loan Quality. Boston Private considers credit quality to be an extremely important priority in managing the Company’s loan portfolio. At the end of 2005, the ratio of non-accrual loans to total loans was 0.22% and the allowance for loan losses to total loans was 1.04%. The total allowance for loan losses is $37.6 million, representing coverage of 4.76 times our non-accrual loans of $7.9 million. This allowance is in line with the Company’s loan growth for the period and consistent with Boston Private’s methodology. In 2005, Boston Private had net loan charge offs of $46 thousand.

Investment Management

The Company wholly-owns or majority-owns four investment management firms: Westfield, BPVI, DGHM, and Sand Hill. In addition, Boston Private Bank, Borel, and Gibraltar have similar investment management divisions. RINET and KLS provide wealth advisory as well as investment management services. For 2005, the Company’s revenues from investment management fees were 40.2% of total revenues.

Investment Performance. Investment performance is an important driver of new business growth and client retention. Each client has individual portfolio objectives. Assets under management (“AUM”) at Boston Private are directly managed by our investment management firms.

Boston Private’s growth in AUM and advisory in 2005 was strong. The Company’s AUM and advisory for 2005 was $21.3 billion, up 10.5% over 2004. The components of this growth and the impact of new business acquisitions on AUM and advisory can be seen in the table below:

	2005		2004
	AUM	% of Beg. AUM	AUM	% of Beg. AUM
	(In millions)
AUM and advisory at beginning of year	$19,306		$10,966
Net new business	78	0.4%	862	7.9%
Market appreciation	1,248	6.5%	1,592	14.5%
Acquisitions	707	3.6%	5,886	53.7%

Total increase for the year	2,033	10.5%	8,340	76.1%

Consolidated AUM and advisory at December 31, 2005	$21,339		$19,306
Unconsolidated affiliate AUM and advisory:	2,315		1,767

Total AUM and advisory including unconsolidated affiliates	$23,654		$21,073

Net new business. New assets under management, which include new investment management accounts and net new contributions to existing investment management accounts, less lost accounts, for 2005 were $78 million, a 0.4% increase over AUM at December 31, 2004. Included in this amount is new business of approximately $1.6 billion, offset by lost business and net client withdrawals of approximately $1.5 billion.

Market impact. The table below highlights the composition of AUM from seven of our firms that offer investment management services, excluding assets under subadvisory at DGHM and Sand Hill as of December 31, 2005. This table does not reflect the assets under advisory for our two wealth advisory affiliates, KLS and RINET. Combined, these affiliates have approximately $4.3 billion of assets under advisory, representing 20.0% of total consolidated AUM and advisory at year end.

Boston Private Financial Holdings, Inc.

AUM—Asset Mix by Affiliate

December 31, 2005

	Growth		Value		Balanced		Fixed Income		Alternative		Total
	(In millions)
Boston Private Bank	$—	—	$—	—	$1,588	68.7%	$543	23.5%	$179	7.8%	$2,310
Borel	182	27.5%	—	—	—	—	152	23.0%	327	49.5%	661
Westfield	7,657	92.0%	—	—	218	2.6%	12	0.1%	438	5.3%	8,325
DGHM	—	—	3,090	95.6%	—	—	99	3.0%	44	1.4%	3,233
SandHill	118	12.9%	28	3.0%	229	25.0%	418	45.6%	124	13.5%	917
BPVI	—	—	696	80.3%	—	—	171	19.7%	—	—	867
Gibraltar	57	7.5%	54	7.1%	102	13.5%	393	51.9%	151	20.0%	757

Total	$8,014	46.9%	$3,868	22.7%	$2,137	12.5%	$1,788	10.5%	$1,263	7.4%	$17,070

During 2005, the S&P 500 Index increased 3%. This had a positive impact on our overall consolidated AUM due to the concentration of our AUM in the growth category. Accordingly, any change in the stock market will have a significant impact on the value of the AUM and the related management fees, the majority of which are calculated as a percentage of AUM. The favorable market conditions in 2005 increased asset values by $1.2 billion, or 6.5%, for the year.

Over the past five years, the compound annual growth rate on Boston Private’s consolidated AUM and advisory was 30.3%. At the end of 2005, consolidated AUM and advisory reached $21.3 billion.

Acquisition of Assets. From time to time the Company acquires assets through acquisition of an investment management or wealth advisory business and through the hiring of senior professionals who bring assets to the Boston Private organization. The Company acquired approximately $707 million in investment management assets in 2005, related to the acquisition of Gibraltar, which increased AUM and advisory by 3.7%.

Investment Management Fees. Our AUM is directly managed by our investment management firms. These firms manage separate accounts for high net worth individuals, foundations and endowments, ERISA, public, and corporate funds. In 2005, revenues from investment management fees were $105.9 million, up 14.9% from $92.1 million in 2004. Incentive performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A significant portion of most performance fees are paid to the portfolio managers.

Wealth Advisory

Boston Private wholly owns or majority owns two wealth advisory firms, RINET and KLS. These firms offer wealth advisory capabilities which Boston Private considers to be an important component of the Company’s regionally based wealth management strategy. Wealth advisory adds profitable fee income to Boston Private’s revenue base that is more resistant to fluctuations in market conditions in comparison to investment management businesses since financial planning fees are usually not tied to the market value of assets under management. The firms offer an open architecture approach and capabilities including tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. Wealth Advisory fees were 7.2% of the Company’s 2005 revenues.

III. Growth

Boston Private pursues growth opportunities in the following target markets.

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

Institutions & Intermediaries. Boston Private considers corporate defined benefit plans, defined contribution plans and profit sharing plans and subadvisory relationships to be attractive target clients in the institutional marketplace. Additionally, our affiliates also target small businesses with approximately $5 million to $100 million in annual sales. Key intermediaries include lawyers, venture capital firms and accountants as they provide access to clients who, by nature of their businesses, often require complex and comprehensive financial services.

Foundations & Endowments. Boston Private considers private/public foundations and endowments of at least $5 million to be attractive clients to target for wealth management services. In addition to servicing the foundations and endowments directly, the Company seeks to access additional high net worth individuals that manage and advise these organizations.

Boston Private’s mission is to build a national wealth management enterprise that delivers a comprehensive set of financial services on a local platform. To achieve these results, the Company has identified three key growth objectives.

Growth by Acquisitions. The Company has identified top geographies in the United States where it plans to form clusters of financial services companies that meet the private banking, investment management and wealth advisory requirements of the wealth management marketplace. The Company’s bank supervisory and regulatory authorities regulate any acquisitions the Company seeks to make, and in many cases, approval by these authorities is required prior to the consummation of such acquisitions.

Organic Growth. Net new sales are critical to each affiliate achieving its growth goals. By investing in additional capabilities that add to core strengths, Boston Private and its affiliates are focused on building critical mass within each regional cluster and investing in activities that promote organic growth, such as adding complementary products/services. Where possible, the Company will seek to capitalize on synergies and cross selling opportunities within these regional clusters, but these efforts are not expected to be critical drivers of the Company’s growth.

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

IV. Financial Condition

A. Liquidity

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace. Below are the schedules of the Company’s contractual obligations and commitments as of December 31, 2005. The amounts related to commitments to originate loans, unused lines of credit, and letters of credit are at the discretion of the customer and may never actually be drawn upon.

	December 31, 2005 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Federal Home Loan Bank borrowings	$362,005	$39,715	$115,525	$97,575	$109,190
Securities sold under agreements to repurchase	107,353	107,353	—	—	—
Junior subordinated debentures	234,021	—	—	—	234,021
Operating lease obligations	82,961	11,292	18,623	14,233	38,813
Deferred acquisition obligations	17,628	4,825	3,735	4,243	4,825
Bonus and commissions	35,973	32,573	1,600	1,400	400
Data processing	15,080	3,808	5,983	4,344	945
Other long-term obligations	38,631	16,364	945	1,390	19,932

Total contractual obligations at December 31, 2005	$893,652	$215,930	$146,411	$123,185	$408,126

	December 31, 2005 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other commitments
Lines of credit and commitments to originate loans	$1,097,807	$915,091	$90,722	$4,880	$87,114
Letters of credit	24,304	22,405	1,899	—	—
Forward commitments to sell loans	21,489	21,489	—	—	—

Total commitments	$1,143,600	$958,985	$92,621	$4,880	$87,114

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2005, consolidated cash and cash equivalents, and securities available-for-sale amounted to $885.0 million, or 17.2% of total assets of the Company.

Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends from its subsidiaries, a committed line of credit with an unaffiliated bank, and access to the money and capital markets. During 2005, the Company renegotiated its existing line of credit with a correspondent bank. The amount available to borrow under the resulting line of credit was increased from $50 million to $75 million. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of December 31, 2005, the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

In September 2005, the Company raised $100 million by issuing trust preferred debt securities. The proceeds funded a portion of the acquisition of Gibraltar. The trust preferred securities pay interest quarterly and have a fixed distribution rate of 6.25%. The quarterly distributions are cumulative. The junior subordinated debentures will mature on December 30, 2035. See Part II, Item 8 “Financial Statements and Supplementary Data in Note 15—Junior Subordinated Debentures of the Notes to the Consolidated Financial Statements.”

Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Item 5, “Dividends.” Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Bank liquidity. Boston Private Bank maintains a minimum liquidity target of 10% to 20% of total assets. Boston Private Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston, and as such, had access to both short and long-term FHLB borrowings. At December 31, 2005 Boston Private Bank had available credit of $274.5 million from the FHLB. Liquid assets (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $610.0 million, which equals 29.2% of Boston Private Bank’s total liabilities and 27.4% of Boston Private Bank’s total assets. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

Borel maintains a minimum liquidity target of 15% of total assets. Borel is a member of the FHLB of San Francisco, and as such, had access to short and long-term borrowings from the FHLB. At December 31, 2005, Borel had available credit of $114.4 million from the FHLB. Borel manages its cash position in a way that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2005, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $92.3 million, or 11.9% of Borel’s total liabilities and 10.8% of its total assets. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

FPB maintains a minimum liquidity target of 15% of total assets. FPB is a member of the FHLB of San Francisco, and as such, had access to short and long-term borrowings from the FHLB. At December 31, 2005, FPB had available credit of $86.2 million from the FHLB. At December 31, 2005, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities), totaled $71.0 million, or 18.0% of FPB’s total liabilities and 14.9% of its total assets. Management believes that FPB has adequate liquidity to meet its commitments for the foreseeable future.

Gibraltar is a member of the FHLB of Atlanta, and as such, had access to short and long-term borrowings from the FHLB. At December 31, 2005, Gibraltar had available credit of $343.9 million from the FHLB. At

December 31, 2005, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities), totaled $97.4 million, or 9.3% of Gibraltar’s total liabilities and 7.4% of its total assets. Management believes that Gibraltar has adequate liquidity to meet its commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Banks’ Discount Window facility which can provide short term liquidity as “lender of last resort.”

Holding Company Liquidity. At December 31, 2005, the estimated cash outlay related to the Company’s deferred purchase obligations was approximately $17.6 million as reflected on the consolidated balance sheet. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over 3-5 years. Additionally, the Company along with DGHM and KLS have “put” and “call” options that would require the Company to purchase (and DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next five years at the then fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS can not be reasonably estimated at this time.

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2006 is approximately $12.9 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2006 for dividends to shareholders will be approximately $11.3 million.

B. Capital Resources

Total stockholders’ equity of the Company at December 31, 2005 was $533.6 million, compared to $321.2 million at December 31, 2004, an increase of $212.4 million. The increase was primarily the result of our common stock and stock options issued in connection with the acquisition of Gibraltar Financial, the Company’s sale of 1.6 million shares of common stock under the Forward Agreement which generated net proceeds of approximately $36.4 million, combined with our current year earnings, proceeds from options exercised including tax benefits, if any, and common stock issued in connection with stock grants to employees. These increases were offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2005, the Company’s Tier I leverage capital ratio stood at 7.48%, compared to 7.88% at December 31, 2004. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, the Company had a Tier I risk-based capital ratio of 10.36% compared to 10.92% at December 31, 2004. The Company had a Total risk-based capital ratio of 13.00% at December 31, 2005, compared to 12.17% at December 31, 2004. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a “well capitalized” institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be “well capitalized” as of December 31, 2005 and 2004. See Part I, Item 1, “Business—Bank Regulatory Considerations—Certain Restrictions on Activities and Operations of Boston Private—Capital Requirements.”

The increase in the Company’s total risk-based capital ratio, as compared to the prior year-end resulted from the increases in equity in 2005 resulting from the common stock and stock options issued in the Gibraltar Financial acquisition, net income and stock option exercises. The additional Trust Preferred securities issued in the third quarter of 2005 improved the Company’s capital ratios as well. Trust Preferred debt securities are treated favorably from a regulatory capital perspective; however regulatory guidelines limit the total amount of Trust Preferred securities that qualify for favorable capital treatment.

At December 31, 2005, Boston Private Bank’s Tier I leverage capital ratio stood at 6.42%, compared to 6.20% at December 31, 2004. Boston Private Bank had a Tier I risk-based capital ratio of 9.74% and a Total risk-based capital ratio of 10.99% at December 31, 2005. This compares to a Tier I risk-based capital ratio of 9.52% and a Total risk-based capital ratio of 10.77% at December 31, 2004. Boston Private Bank was considered to be “well capitalized” as of December 31, 2005 and 2004.

At December 31, 2005, Borel’s Tier I leverage capital ratio stood at 8.93%, compared to 7.95% at December 31, 2004. Borel had a Tier I risk-based capital ratio of 10.08% and a Total risk-based capital ratio of 11.33% at December 31, 2005. This compares to a Tier I risk-based capital ratio of 9.18% and a Total risk-based capital ratio of 10.41% at December 31, 2004. Borel was considered to be “well capitalized” as of December 31, 2005 and 2004. The Company made a capital contribution to Borel of $3.0 million in 2005.

At December 31, 2005, FPB’s Tier I leverage capital ratio stood at 9.21%, compared to 7.64% at December 31, 2004. FPB had a Tier I risk-based capital ratio of 10.65% and a Total risk-based capital ratio of 11.85% at December 31, 2005. This compares to a Tier I risk-based capital ratio of 10.23% and a Total risk-based capital ratio of 11.41% at December 31, 2004. FPB was considered to be “well capitalized” as of December 31, 2005 and 2004.

At December 31, 2005, Gibraltar’s Tier I leverage capital ratio stood at 7.59%. Gibraltar had a Tier I risk-based capital ratio of 10.28% and a Total risk-based capital ratio of 11.41% at December 31, 2005. Gibraltar was considered to be “well capitalized” as of December 31, 2005. The Company made capital contributions to Gibraltar of $19.0 million in 2005.

C. Condensed Consolidated Balance Sheet and Discussion

	December 31,
	2005	2004	Increase/ Decrease	% Change
	(In thousands)
Assets:
Total cash and investments	$957,176	$688,104	$269,072	39.1%
Loans held for sale	12,883	42,384	(29,501)	(69.6)%
Total loans	3,624,240	2,248,600	1,375,640	61.2%
Less: allowance for loan losses	37,607	25,021	12,586	50.3%

Net loans	3,586,633	2,223,579	1,363,054	61.3%
Goodwill and intangible assets	384,407	187,163	197,244	105.4%
Other assets	192,966	131,963	61,003	46.2%

Total assets	$5,134,065	$3,273,193	$1,860,872	56.9%

Liabilities and Equity:
Deposits	$3,748,141	$2,386,368	$1,361,773	57.1%
Total borrowings	703,379	474,171	229,208	48.3%
Other liabilities	148,955	91,427	57,528	62.9%

Total liabilities	4,600,475	2,951,966	1,648,509	55.8%
Total stockholders’ equity	533,590	321,227	212,363	66.1%

Total liabilities and stockholders’ equity	$5,134,065	$3,273,193	$1,860,872	56.9%

Total Assets. Total assets increased $1.9 billion, or 56.9%, to $5.1 billion at December 31, 2005 from $3.3 billion at December 31, 2004. The acquisition of Gibraltar in 2005 increased total assets by approximately $1.3 billion. The remaining increase of $600 million in total assets was due to organic growth at our existing companies and the increase in equity primarily from the Company’s issuance of common stock and net income.

Investments. The cash and investment securities portfolio increased $269.1 million from the prior year. The acquisition of Gibraltar accounted for $116.5 million of the increase from the prior year.

The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. Total investments (consisting of cash, federal funds sold, money market investments, investment securities, and stock in the Federal Home Loan Bank and Bankers Bank) were $957.2 million, or 18.6% of total assets, at December 31, 2005. The Bankers Bank is a specially chartered correspondent bank this is owned by and dedicated to serving the needs of community financial institutions.

Investment maturities, principal payments and sales provided $580.5 million of cash proceeds; and $588.2 million was spent on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The investment portfolio carried a total of $385 thousand of unrealized gains and $6.2 million of unrealized losses at December 31, 2005, compared to $1.9 million of unrealized gains and $2.8 million of unrealized losses at December 31, 2004. The $4.9 million pre-tax decrease is due primarily to the increase in interest rates in 2005. Management periodically evaluates the investment alternatives to properly manage the overall balance sheet and its related risks.

Loans Held for Sale. Loans held for sale decreased $29.5 million to $12.9 million at December 31, 2005 from $42.4 million at December 31, 2004. This decrease was primarily the result of the timing of loan sales, the type of residential loans originated at the Banks, and in the case of FPB, liquidity and the availability of this product from an unaffiliated loan broker. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $1.4 billion, or 61.2% in 2005 to $3.6 billion, or 70.6% of total assets, at December 31, 2005, compared with $2.2 billion, or 68.7% of total assets, at December 31, 2004. This increase was primarily driven by organic growth at the Banks and the addition of $981.2 million of loans through the acquisition of Gibraltar.

Commercial loans increased $474.3 million, or 40.3%, to $1.6 billion at December 31, 2005 from $1.2 billion at December 31, 2004. The increase in the commercial loan portfolio was primarily driven by organic growth at the Banks, the addition of $278.3 million of loans through the acquisition of Gibraltar, and the customer demand for this type of loan product.

Construction loans increased $208.1 million, or 114.7%, to $389.5 million at December 31, 2005 from $181.4 million at December 31, 2004. The increase in the construction loan portfolio was primarily driven by organic growth at the Banks, the addition of $119.5 million of loans through the acquisition of Gibraltar, and the market for new construction.

Residential mortgage loans increased $541.6 million or 68.0%, to $1.3 billion at December 31, 2005 from $797.0 million at December 31, 2004. The increase in the residential loan portfolio was primarily driven by organic growth at the Banks, the addition of $427.0 million of loans through the acquisition of Gibraltar, the decrease in the amount of customers refinancing their loan with a competitor, and the mix of origination type between fixed and variable. The Banks generally sell fixed rate residential loans and hold variable rate loans in their portfolio.

Deposits. The Company experienced an increase of $1.4 billion, or 57.1%, in deposits during 2005, to $3.7 billion, or 73.0% of total assets, at December 31, 2005 from $2.4 billion, or 72.9% of total assets, at December 31, 2004. The acquisition of Gibraltar resulted in an increase of $967.5 million in deposits. The remaining increase can be attributed to strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products.

Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings, and junior subordinated debentures) increased $229.2 million, or 48.3%, during 2005 to $703.4 million from $474.2 million at December 31, 2004.

Junior subordinated debentures increased $119.6 million due to the new issuance of debentures, which the proceeds were used to fund a portion of the purchase of Gibraltar, and the assumption of Gibraltar’s $16.5 million debt at acquisition.

FHLB borrowings increased $86.8 million in 2005, or 31.5%, to $362.0 million from $275.2 million at December 31, 2004. Approximately $41.6 million of the increase was due to the acquisition of Gibraltar and the remaining increase was due to Boston Private funding a portion of their loan portfolio with fixed rates FHLB advances.

D. Asset Quality

The Company’s non-performing assets include non-accrual loans and other real estate owned (“OREO”). The following table sets forth information regarding non-accrual loans, OREO, loans past due 90 days or more, but still accruing and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Loans accounted for on a nonaccrual basis	$7,900	$1,137	$1,311	$1,057	$904
OREO	—	377	—	—	—

Total non-performing assets	$7,900	$1,514	$1,311	$1,057	$904

Loans past due 90 days or more, but still accruing	$132	—	—	—	—
Delinquent loans 30-89 days past due	$7,907	$3,965	$3,686	$3,981	$3,650
Non-accrual loans as a % of total loans	0.22%	0.05%	0.08%	0.08%	0.08%
Non-performing assets as a % of total assets	0.15%	0.05%	0.06%	0.06%	0.06%
Delinquent loans 30-89 days past due as a % of total loans	0.22%	0.18%	0.23%	0.31%	0.33%

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

Non-Performing Assets. At December 31, 2005, the Banks had non-performing assets of $7.9 million or 0.15% of total assets, representing an increase of $6.4 million, from December 31, 2004. The increase in non-performing assets is due to the growth of the Banks loan portfolios and the acquisition of Gibraltar. The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Also see Part II, Item 8, “Financial Statements and Supplementary Data—Notes 7 and 8 to Consolidated Financial Statements” for further information on nonperforming assets.

Delinquencies. At December 31, 2005, $7.9 million of loans were 30 to 89 days past due, an increase of $3.9 million, from the $4.0 million at December 31, 2004. There were $132 thousand of loans 90 days past due and still accruing as of December 31, 2005. There were no loans past due 90 days and still accruing at December 31, 2004. The increase in loan delinquencies is due to the growth of the Banks’ loan portfolios and the acquisition of Gibraltar. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

Potential Problem Loans. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2005, the Company had classified $10.3 million of loans as substandard or doubtful based on the rating system adopted by the Company, compared to $5.8 million at December 31, 2004.

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

F. Off-Balance Sheet Arrangements

The Company and its subsidiaries own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by one of the Company’s investment adviser subsidiaries. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

In December of 2003 the Company entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Merrill Lynch Affiliate”) agreed to borrow and sell 2.3 million shares of the Company’s common stock. On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the “Amendment”) with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company’s common stock in December of 2003 with the proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company’s discretion up to and including December 17, 2004 at an initial forward price determined in accordance with a pre-determined schedule subject to increases based on a floating interest factor equal to the federal funds rate, less a spread. Under the Amendment, the settlement date was extended to December 31, 2005. On September 29, 2005 the Company settled the Amendment. Under the settlement terms of the forward sale agreement, the Company received approximately $36.4 million in proceeds from the issuance of the remaining 1.6 million shares, under the Forward Sale Agreement, of the Company’s common stock, at an initial forward price of $22.74 per share. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 19 to the Consolidated Financial Statements.”

There are no additional off-balance sheet arrangements except as disclosed in Part II, Item 8 “Financial Statements and Supplementary Data—Note 19 to the Consolidated Financial Statements.”

G. Income/Expense

In 2005, Boston Private demonstrated strong growth in the fundamental drivers of its business within the Company’s control. The Company is also strategically aligned to benefit from stock market appreciation while continuing to manage the impact of a rising interest rate environment and a flattening yield curve.

1. Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volumes (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	2005 vs. 2004			2004 vs. 2003
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Cash and cash equivalents	$3,204	$1,036	$4,240	$48	$475	$523
Investments	2,429	849	3,278	(97)	2,937	2,840
Loans:
Commercial and construction	12,234	31,153	43,387	381	21,098	21,479
Residential mortgage	1,667	12,539	14,206	(3,080)	6,182	3,102
Home equity and other consumer loans	1,337	2,897	4,234	(172)	193	21

Total interest income	20,871	48,474	69,345	(2,920)	30,885	27,965

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	$1,010	$174	$1,184	$30	$57	$87
Money market	7,564	3,408	10,972	(1,617)	2,327	710
Certificates of deposit	4,726	3,294	8,020	(182)	3,116	2,934
Borrowed funds	1,165	7,844	9,009	(231)	3,651	3,420

Total interest expense	14,465	14,720	29,185	(2,000)	9,151	7,151

NET INTEREST INCOME	$6,406	$33,754	$40,160	$(920)	$21,734	$20,814

2. Net Interest Income and Margin

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company’s net interest margin for the years ended December 31, 2005, 2004, and 2003.

	Years Ended December 31
	2005			2004			2003
	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate
	(In thousands)
ASSETS
Earning assets:
Interest-bearing deposits	$177,416	$5,638	3.18%	$115,996	$1,398	1.21%	$76,419	$875	1.15%
Investments(1)	556,898	20,244	3.64%	525,492	16,770	3.19%	412,150	13,201	3.20%
Loans:(2)
Commercial and construction	1,581,658	111,760	7.06%	1,116,592	67,880	6.08%	764,585	45,715	5.98%
Residential mortgage	988,799	48,585	4.91%	732,263	34,379	4.75%	604,559	31,277	5.17%
Home equity and other consumer	128,673	8,556	6.61%	82,053	4,322	5.24%	78,456	4,301	5.48%

Total earning assets	3,433,444	194,783	5.67%	2,572,396	124,749	4.84%	1,936,169	95,369	4.93%

Less: Allowance for loan losses	29,744			24,141			18,481
Cash and due from banks	54,300			50,970			41,617
Other assets	410,399			245,669			92,025

Total assets	$3,868,399			$2,844,894			$2,051,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$315,967	$1,653	0.52%	$243,826	$469	0.19%	$213,666	$382	0.18%
Money market	1,347,872	22,199	1.65%	1,071,663	11,227	1.05%	862,224	10,517	1.22%
Certificates of deposit	571,843	15,784	2.76%	423,125	7,764	1.84%	253,659	4,830	1.90%
Borrowed funds	556,099	21,615	3.89%	352,175	12,606	3.58%	250,318	9,186	3.67%

Total interest-bearing liabilities	2,791,781	61,251	2.19%	2,090,789	32,066	1.51%	1,579,867	24,915	1.58%

Noninterest bearing demand deposits	582,960			374,393			260,082
Payables and other liabilities	105,899			85,305			31,969

Total liabilities	3,480,640			2,550,487			1,871,918
Stockholders’ equity	387,759			294,407			179,412

Total liabilities and stockholders’ equity	$3,868,399			$2,844,894			$2,051,330

Net interest income		$133,532			$92,683			$70,454
Interest rate spread			3.48%			3.33%			3.35%
Net interest margin			3.88%			3.61%			3.64%

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% for each year presented. These adjustments were $4.8 million, $4.1 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	Loans held for sale and nonaccrual loans are included in average loan balances.

3. Condensed Consolidated Statement of Operations

	Year Ended December 31,			2005		2004
	2005	2004	2003	Inc. (dec.)%		Inc. (dec.)%
	(In thousands, except share data)
Net interest income	$128,739	$88,579	$67,765	$40,160	45.3%	$20,814	30.7%
Fees and other income:
Investment management and trust fees	105,873	92,147	49,426	13,726	14.9%	42,721	86.4%
Wealth advisory fees	19,086	7,898	6,951	11,188	141.7%	947	13.6%
Earnings in equity investments	1,556	1,019	202	537	52.7%	817	404.5%
Deposit account service charges	1,375	1,217	919	158	13.0%	298	32.4%
Gain on sale of loans, net	1,774	1,424	2,854	350	24.6%	(1,430)	(50.1)%
Gain on sale of investment securities, net	20	373	2,508	(353)	(94.6)%	(2,135)	(85.1)%
Other income	4,903	4,135	3,007	768	18.6%	1,128	37.5%

Total fees and other income	134,587	108,213	65,867	26,374	24.4%	42,346	64.3%

Total revenues	263,326	196,792	133,632	66,534	33.8%	63,160	47.3%

Provision for loan losses	5,438	4,285	2,631	1,153	26.9%	1,654	62.9%
Operating expenses
Salaries and employee benefits	118,897	93,218	62,668	25,679	27.5%	30,550	48.7%
Occupancy and equipment	21,053	15,702	15,634	5,351	34.1%	68	0.4%
Professional services	10,270	7,477	5,265	2,793	37.4%	2,212	42.0%
Amortization of intangibles	7,634	4,664	239	2,970	63.7%	4,425	1,851.5%
Other expenses	23,925	18,091	12,568	5,834	32.2%	5,523	43.9%
Minority interest	2,512	1,428	—	1,084	75.9%	1,428	—

Total operating expenses and minority interest	184,291	140,580	96,374	43,711	31.1%	44,206	45.9%

Income before income taxes	73,597	51,927	34,627	21,670	41.7%	17,300	50.0%
Income tax expense	27,279	18,293	12,804	8,986	49.1%	5,489	42.9%

Net income	$46,318	$33,634	$21,823	$12,684	37.7%	$11,811	54.1%

Diluted earnings per share	$1.47	$1.18	$0.92	$0.29	24.6%	$0.26	28.3%

4. Comparison of Years Ended December 31, 2005 and 2004

Net Income. The Company reported net income of $46.3 million, or $1.47 per diluted share for 2005 compared to $33.6 million or $1.18 per diluted share, in 2004. The increase of $12.7 million in net income was the result of the Company’s expansion through acquisitions, organic growth, and the Banks’ increased net interest margins. The Company recognized 10.5% growth in its AUM and advisory and 56.9% growth in its total assets, which was fueled by deposit growth of 57.1% and loan growth of 61.2%.

Net Interest Income. Net interest income increased $40.2 million, or 45.3%. The increase was attributable to the increased volumes which added approximately $33.8 million of interest income and increased interest rates, which added approximately $6.4 million. The additional volume was due to the acquisition of Gibraltar in 2005 and FPB and Encino in 2004 as well as organic growth. The increased rates were due to the rise in short-term interest rates in 2005.

Interest and Dividend Income. Interest and dividend income increased $69.3 million, or 57.5%, in 2005 as a result of increases in interest income on loans (commercial and construction, residential, and home equity and other consumer) and investments (taxable investment securities, non-taxable investments securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial and construction loans increased $43.4 million, or 64.8%, in 2005 as a result of a 41.7% increase in average balances and a 16.4% increase in average yield. The increase in the average balance of commercial and construction loans was due to a combination of the acquisitions of Gibraltar, FPB and Encino as well as organic growth of the loan portfolios at the Banks.

Interest income from residential mortgage loans increased $14.2 million, or 41.3%, in 2005 as a result of a 35.0% increase in average balances and a 4.7% increase in average yield. The increase in the average balance of residential loans was due to a combination of the acquisitions of Gibraltar, FPB and Encino as well as organic growth of the loan portfolios at the Banks.

Interest income from home equity and other consumer loans increased $4.2 million, or 98.0%, in 2005 as a result of a 56.8% increase in average balances and a 26.2% increase in average yield. The increase in the average balance of home equity and other consumer loans was due to a combination of the acquisitions of Gibraltar, FPB and Encino as well as organic growth of the loan portfolios at the Banks.

Investment income increased $7.5 million, or 50.1%, in 2005 as a result of a $31.4 million increase in the average balance and a 69 basis point increase, or 24.3%, in average yield. The increase in the average balance was due to a combination of the acquisitions of Gibraltar, FPB and Encino as well as additional liquidity and the corresponding investment or lending alternatives made by the Banks. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $29.2 million, or 91.0%, in 2005. Interest paid on deposits increased $20.2 million as a result of a $497.1 million, or 28.6%, increase in the average balance and a 65 basis point or 58.1% increase in the average rate paid. The increase in the average balance of deposits was due to the acquisitions of FPB and Encino in 2004 and the acquisition of Gibraltar in 2005 as well as organic growth at the Banks. The increase in the average rate paid was due to the rise in short-term interest rates in 2005. Interest paid on borrowings increased $9.0 million, or 71.5%, as a result of a $203.9 million increase in the average balance and a 31 basis point, or 8.7%, increase in the average rate paid. The increase in the average balance of borrowings was primarily due to additional FHLB borrowings by Boston Private Bank and the FHLB borrowings at Gibraltar, which was acquired in 2005, and the issuance of junior subordinated debentures in October of 2004 and September of 2005.

Provision for Loan Losses. The provision for loan losses increased $1.2 million, or 26.9%, to $5.4 million for 2005, from $4.3 million for 2004. These provisions reflect continued loan growth and the acquisitions of FPB and Encino in 2004 and Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $46 thousand in 2005 compared to charge-offs, net of recoveries of $4 thousand for the same period in 2004.

Fees and Other Income. Total fees and other income increased $26.4 million, or 24.4%. This increase is primarily attributable to the increases in our investment management and trust fees and wealth advisory fees. This increase in investment management and trust fees was primarily due to an increase in AUM from the acquisitions of DGHM and Gibraltar, market action, and net new business. Market action, or general appreciation in the market prices of securities, resulted in an increase of $1.2 billion of AUM in 2005. Organic net new sales totaled $78 million for 2005. The acquisition of Gibraltar accounted for an in increase of $707 million in AUM in 2005. Investment management and trust fees increased $13.7 million, or 14.9%, primarily due to increased AUM and advisory. Wealth advisory fees increased $11.2 million, or 141.7%, this increase is primarily attributable to the acquisition of KLS.

Earnings in equity investments increased $537 thousand, or 52.7%, to $1.6 million. $492 thousand of the increase was due to the additional investments in BOS in 2004 and 2005. The remaining change was due to the amount of performance fees earned and cost method investments.

Gains on sale of loans were $1.8 million for 2005, a 24.6% increase from 2004. The Banks generally sell their fixed rate mortgages and earn a gain on the sale of the loans. The amount of loans available for sale is impacted by the availability of fixed rate loans originated by the Banks.

Gain on sale of investments decreased $353 thousand, or 94.6%, to $20 thousand. There was very low activity by the Banks in 2005 selling securities due to the rising interest rate environment. In 2004, Boston Private Bank and Borel took profits on their fixed rate investments which increased in value in 2003 as rates declined. Also, the sale of investments is affected by the Banks liquidity, loan demand, and interest rate risk management.

Other income increased $768 thousand, or 18.6%, to $4.9 million. The increase was primarily due to an unusually large amount of loan prepayment fees received as well as growth of the Company

Operating Expenses and Minority Interest. Total operating expenses and minority interest were $184.3 million in 2005, an increase of $43.7 million, or 31.1%, from 2004 to 2005. The increase is primarily attributable to the acquisitions in 2004 and 2005 and the associated salaries and benefits and other operating expenses as well as the Company’s growth.

Salaries and employee benefits increased $25.7 million, or 27.5%, from $93.2 million in 2004 to $118.9 million in 2005. This increase was primarily due to the increase in the number of employees due to the acquisition of Gibraltar in 2005 and KLS, Encino, and FPB in 2004; increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $5.4 million, or 34.1%, from $15.7 million in 2004 to $21.1 million in 2005. This increase was primarily due to the additional offices related to the acquisition of Gibraltar in 2005 and KLS, Encino, and FPB in 2004; new offices opened by Boston Private Bank and Borel, and normal increases.

Professional services increased $2.8 million, or 37.4%, from 2005. The increase is due to additional growth and acquisitions and the related costs for legal, consulting, audit and tax preparation.

Amortization of intangibles increased $2.9 million, from $4.7 million in 2004 to $7.6 million in 2005. This increase was due to the intangibles associated with the Gibraltar acquisition in 2005, and the KLS, Encino, and FPB acquisitions in 2004. The Company expects amortization of intangibles to increase in 2006 due to having a full year of amortization of the intangibles from the Gibraltar acquisition which closed on October 1, 2005.

Other expenses increased $5.8 million, or 32.2% from $18.1 million in 2004 to $23.9 million in 2005 due to additional growth and acquisitions. Other expenses include contract services and processing, marketing and business development, insurance and other administrative expenses.

Income Tax Expense. Income tax expense was $27.3 million, reflecting an effective tax rate of 37.1%, in 2005 compared to $18.3 million and 35.2%, respectively, in 2004. The difference in the effective tax rate between years resulted primarily from increased state tax expense due to growth in states with higher tax rates and the reduced benefit received from tax exempt earnings and tax credits due to the growth of the Company.

5. Comparison of Years Ended December 31, 2004 and 2003

Net Income. The Company reported net income for 2004 of $33.6 million, or $1.18 per diluted share compared to $21.8 million or $0.92 per diluted share, in 2003. The earnings in 2003 were reduced by approximately $3.0 million (net of tax), or $0.12 per diluted share for costs related to a retroactive state tax increase and an abandoned lease. The increase of $11.8 million in net income was the result of the Company’s expansion through acquisitions, organic growth, and the reduced earnings in 2003 due to the costs related to the retroactive state tax increase and the abandoned lease. The Company recognized 76.1% growth in its AUM and advisory and 48.9% growth in its total assets, which was fueled by deposit growth of 43.9% and loan growth of 39.4%.

REIT Tax Charge. In the second quarter of 2003, the Company reached a settlement agreement with The Commonwealth of Massachusetts relating to legislation retroactively disallowing the deduction for dividends received from a real estate investment trust subsidiary (a “REIT”). The legislation amended existing Massachusetts law to expressly disallow the deduction for dividends received from a REIT. The legislative amendment applied retroactively to tax years ending on or after December 31, 1999. In connection with the costs attributable to 1999-2002 under this agreement, the Company recorded a charge of approximately $1.4 million or $0.06 per share, net of taxes, for the additional state taxes and interest, net of deferred and federal tax savings.

Lease Abandonment. In the second quarter of 2003, the Company reached an agreement with the landlord to purchase the lease and terminate the Company’s lease agreement in Menlo Park, California. In connection with this agreement, the Company recorded an expense of approximately $1.5 million or $0.06 per share.

Net Interest Income. Net interest income increased $20.8 million, or 30.7%. The increase was attributable to the increased volumes which added approximately $21.7 million of interest income, partially offset by reduced interest rates, which decreased net interest income by approximately $920 thousand. The additional volume was due to the acquisitions of FPB and Encino as well as organic growth. The reduced rates were due to the continued rate compression caused by the low interest rate environment for much of the year.

Interest and Dividend Income. Interest and dividend income increased $28.0 million, or 30.2% in 2004 as a result of increases in interest income on loans (commercial, residential, and consumer and other) and investments (taxable investment securities, non-taxable investments securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial and construction loans increased $21.5 million, or 47.3%, in 2004 as a result of a 46.0% increase in average balances and a 0.8% increase in average yield. The increase in the average balance of commercial and construction loans was due to a combination of the acquisition of FPB and Encino as well as organic growth of the loan portfolios at the Banks.

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

Interest Expense. Interest paid on deposits and borrowings increased $7.2 million, or 28.7%, in 2004. Interest paid on deposits increased $3.7 million as a result of a $409.1 million, or 30.8% increase in the average balance, partially offset by a 6 basis point or 5.4% decrease in the average rate paid. The increase in the average balance of deposits was due to the acquisitions of FPB and Encino as well as organic growth at the Banks. Interest paid on deposits and borrowings increased $7.2 million, or 28.7%, in 2004. Interest paid on borrowings increased $3.4 million, or 40.7%, as a result of a $101.9 million increase in the average balance, partially offset by a 9 basis point or 2.5% decrease in the average rate paid. The increase in the average balance of borrowings was due to additional FHLB borrowings by Boston Private Bank and the issuance of the junior subordinated debentures in October of 2004.

Provision for Loan Losses. The provision for loan losses increased $1.7 million, or 62.9%, to $4.3 million for 2004, from $2.6 million for 2003. These provisions reflect continued loan growth and the acquisitions of FPB and Encino. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of nonaccrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $4 thousand in 2004 compared to charge-offs, net of recoveries of $33 thousand, for the same period in 2003.

Fees and Other Income. Total fees and other income increased $42.3 million, or 64.3%. This increase is primarily attributable to the increases in our investment management and trust fees partially offset by a reduction in gain on sale of loans and gain on sale of securities.

Investment management and trust fees increased $42.7 million, or 86.4%. This increase was due to an increase in AUM from the acquisition of DGHM, net new business, and market action. Organic net new sales totaled $862 million for 2004. Market action, or general appreciation in the market prices of securities, resulted in an increase of $1.6 billion of AUM in 2004. Acquisitions accounted for an in increase of $5.9 billion in AUM in 2004. KLS was acquired on December 31, 2004 which added approximately $2.9 billion of the $5.9 billion increase in AUM although there was no revenue earned from KLS in 2004 due to the date of the acquisition.

Wealth advisory fees increased $947 thousand, or 13.6%, this increase is primarily attributable to growth in new business. With the acquisition of KLS, the Company expects wealth advisory fees to increase in 2005.

Gains on sale of loans were $1.4 million for 2004, a 50.1% decrease from 2003. Boston Private Bank generally sells its fixed rate mortgages and earns a gain on the sale of the loans. The decrease in the demand for mortgage loans in 2004, which was due to rising mortgage rates and a subsequent decline in the refinancing market, has caused the volume of loans available for sale to decrease.

Gain on sale of investments decreased $2.1 million, or 85.1%, to $373 thousand. The decrease was attributable to Boston Private Bank and Borel taking profits in 2003 on their fixed rate investments as rates declined in 2003. Also, the sale of investments is affected by the Banks liquidity, loan demand, and interest rate risk management.

Operating Expenses and Minority Interest. Total operating expenses and minority interest were $140.6 million in 2004, an increase of $44.2 million, or 45.9%, from 2003 to 2004. The increase is primarily attributable to salaries and benefits as well as other expenses resulting from the Company’s growth and acquisitions.

Salaries and employee benefits increased $30.5 million, or 48.7%, from $62.7 million to $93.2 million in 2004. This increase was due to the increase in the number of employees due to the acquisitions of DGHM, FPB, and Encino; increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon. The increase reflects additional variable compensation related to the new investment advisory, banking and financial planning business and on the increased profits that come from those businesses.

Amortization of intangibles increased $4.4 million, from $239 thousand to $4.7 million in 2004. This increase was due to the investment advisory contracts from the DGHM acquisition, the core deposit intangibles from the FPB and Encino acquisitions, and the non-compete agreements from the Encino acquisition.

Professional services increased $2.2 million, or 42.0%, from 2003. The increase is due to additional services for audit, legal, and consulting related to compliance to regulatory standards such as the Sarbanes Oxley Act and additional cots in building the Company’s internal control infrastructure and mandated documentation.

Other expenses increased $5.5 million, or 43.9% from $12.6 million to $18.1 million in 2004. Other expenses include contract services and processing, marketing and business development, insurance, provision for off-balance sheet risk, and other administrative expenses.

Income Tax Expense. The Company recorded income tax expense of $18.3 million in 2004, as compared to $12.8 million in 2003. Excluding the charge related to the retroactive Massachusetts tax increase, income tax expense would have been $11.6 million in 2003. The effective tax rate for 2004 was 35.2%, compared to 37.0% for 2003. Excluding the $1.2 million retroactive portion of the state tax expense in 2003, the effective rate was 33.5% for 2003. The increase in the Company’s effective tax rate in 2004 was due to the acquisitions in New York and California.

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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

For acquisitions under the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value. Intangible assets acquired are primarily comprised of investment management advisory contracts and core deposit intangibles. The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis. They are being amortized over the period the assets are expected to contribute to the cash flows of the Company, which reflect the expected pattern of benefit. These intangible assets are being amortized, generally using an accelerated method, based upon the projected cash flows the Company will receive from the customer relationships during the estimated useful lives.

These intangible assets are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. A review of the amount of assets under management is made to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are also reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.

The Company makes certain estimates and assumptions that affect the determination of the expected future cash flows from the advisory contracts and the core deposit intangibles. These estimates and assumptions include account attrition, market appreciation for assets under management, discount rates and anticipated fee rates, interest rates, projected costs and other factors. Significant changes in these estimates and assumptions could cause a different valuation for the intangible assets. Changes in the original assumptions could change the amount of the intangible recognized and the resulting amortization. Subsequent changes in assumptions could result in recognition of impairment of the intangible assets.

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill was reviewed during the fourth quarter of 2005 using discounted cash flow analysis and no indicators of impairment were noted.

The discounted cash flow analysis is based on the projected net cash flows discounted at a rate that reflects both the current return requirements of the market and the risks inherent in the specific entity that is being tested. Significant assumptions used to test goodwill for impairment include estimated discount rates and the timing and amount of projected cash flows. These assumptions are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the carrying value of the Company’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect our results of operations.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for deferred tax assets at December 31, 2005, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at December 31, 2005 is realizable and no valuation allowance is needed.

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

J. Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related Notes thereto, presented in Part II, Item 8 “Financial Statements and Supplementary Data,” have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

K. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS 95, Statement of Cash Flows. The statement will require companies to expense the fair value of employee stock options, certain employee stock purchase plans and other forms of stock-based compensation. The Company is required to adopt FAS 123(R) effective at the beginning of the first quarter of 2006.

Under FAS 123(R), companies must choose either the modified prospective application (MPA) transition method or the modified retrospective application (MRA) transition method. Under the MPA method, public companies must apply FAS 123(R) when recognizing compensation cost for awards that were granted after the adoption date and any portion of awards that have not been vested by the date FAS 123(R) is adopted. The MRA method includes the requirements of the MPA method above, but also requires restatement of historical financial statements based on the amounts previously reported under FAS 123 for purposes of pro forma disclosures.

The Company adopted FAS 123(R) on January 1, 2006 using the MRA method. The Company estimates that its 2006 expense related to its share based compensation plans will be approximately $3.2 million, or $0.08 per diluted share. FAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after the effective date. The Company does not anticipate this amount to materially affect the cash flow statement.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3 (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The Company adopted FAS 154 on January 1, 2006, and does not anticipate the adoption of this standard to have a material impact on the Company’s financial conditions or results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”) andFASB Staff Position No. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 were ratified by the FASB in June 2005. EITF 04-5 provides a framework for addressing when a general partner controls a limited partnership or similar entity and should therefore consolidate the partnership. The FASB Staff Position (“FSP”) eliminates the concept of “important rights” in AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and replaces it with the concepts of “kickout-rights” and “substantive participating rights” as defined in Issue 04-5. This issue was effective June 29, 2005 for new or modified arrangements and no later than for fiscal years beginning after December 15, 2005 for unmodified existing arrangements. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

At December 31, 2005, the investment partnerships, for which either DGHM or Westfield hold a general partnership interest and act as the asset manager, have $569.2 million of assets, $148.6 million of liabilities, and $418.3 million of limited partnership interests. DGHM and Westfield’s equity interest in the investment partnerships was $840 thousand at December 31, 2005.

In January 2003, the FASB ratified EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which requires certain quantitative and qualitative disclosures with respect to investments accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity. The consensus reached on this Issue is effective for reporting periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20 EITF 03-1, which was deferred by FSP EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Although the guidance in EITF 03-1 has been replaced by the FSP, the requirement to recognize other-than-temporary impairments under other authoritative guidance and the disclosure requirements of EITF 03-1 continue to be effective. FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of EPS for variable priced contracts. This interpretation applied to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and to restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 26-Common Stock in the Notes to the Consolidated Financial Statements. While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported, it did require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted EPS for the fourth quarter of 2003 and the first quarter of 2004. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company’s reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this interpretation on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation would no longer affect the calculation of basic earnings per share as it relates to the Forward Agreement. The Forward Agreement was subsequently exercised in its entirety on September 29, 2005.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003, and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FPB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I, and most recently, Boston Private Capital Trust II, which was issued in September 2005. See Note 15-Junior Subordinated Debentures in the Notes to Consolidated Financial Statements.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations, EPS or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the SEC staff provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended ten investment partnership agreements during the quarter ended June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. For more information, see above discussion of EITF Issue 04-5.

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

In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company, (ii) the ability of borrowers to repay adjustable rate loans, (iii) the average maturity of loans and certain mortgage-backed securities, (iv) the rate of amortization of premiums paid on securities and, (v) the amount of unrealized gains and losses on securities available-for-sale.

The principal objective of the Banks’ asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank utilizes hedging techniques to reduce interest rate risk where possible.

The ALCOs use both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 10%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 20%. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year. The ALCO’s review the results with regard to the established tolerance levels and recommend appropriate strategies to manage this exposure.

Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, Boston Private Bank uses fixed rate borrowings of low cost funds from the Federal Home Loan Bank of Boston.

As of December 31, 2005, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. The shift in pro forma net interest income, from January 1, 2005 to January 1, 2006 was due to the increase in interest rates in 2005. While the ALCOs review simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a 12 month period:

	Twelve months beginning 1/1/06
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis point ramp	$601	0.32%
Down 200 basis point ramp	$(8,707)	(4.63)%

	Twelve months beginning 1/1/05
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis point ramp	$1,655	1.47%
Down 100 basis point ramp	$(2,044)	(1.81)%

Model Methodologies

•	The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time.

•	The model’s yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 7.25% and 4.25%, respectively, at December 31, 2005. All interest rate changes are assumed to occur over 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

•	Short-term interest rates (e.g. Prime & LIBOR) are assumed to drive nonmaturity deposit (Savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the treasury curve. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

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

Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2005, Boston Private Bank’s balance sheet is liability sensitive. Gibraltar, Borel, and FPB’s balance sheets are asset sensitive. However, the Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

The repricing schedule for the Banks’ interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest earning assets(1):
Cash and due from banks	$116,925	$—	$—	$—	$—	$116,925
Federal funds sold	255,391	—	—	—	—	255,391
Investment securities	88,322	48,818	116,640	288,012	15,350	557,142
FHLB stock	27,718		—	—	—	27,718
Loans held for sale	12,883	—	—	—	—	12,883
Loans-fixed rate	62,692	18,220	60,853	374,368	249,417	765,550
Loans-variable rate	1,482,220	130,145	175,530	951,239	119,556	2,858,690

Total interest earning assets	2,046,151	197,183	353,023	1,613,619	384,323	4,594,299

Interest bearing liabilities(2):
Savings and NOW accounts(3)	444,554		—	—	—	444,554
Money market accounts	1,876,393	—	—	—	—	1,876,393
Certificates of deposit under $100,000	35,113	42,126	52,140	8,955	185	138,519
Certificates of deposit $100,000 or greater	257,682	114,866	68,041	54,069	14,411	509,069
Securities sold under agreements to repurchase	107,353	—	—	—	—	107,353
FHLB borrowings	21,497	7,515	22,533	225,387	85,073	362,005
Junior subordinated debentures	22,681	—	—	—	211,340	234,021

Total interest bearing liabilities	2,765,273	164,507	142,714	288,411	311,009	3,671,914

Net interest sensitivity gap during the period	$(719,122)	$32,676	$210,309	$1,325,208	$73,314	$922,385
Cumulative gap	$(719,122)	$(686,446)	$(476,137)	$849,071	$922,385
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	73.99%	76.57%	84.50%	125.26%	125.12%
Cumulative gap as a percent of total assets	(14.01)%	(13.37)%	(9.27)%	16.54%	17.97%

(1)	Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)	Does not include $779.6 million of demand accounts because they are non-interest bearing.
(3)	While Savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2005	December 31, 2004
ASSETS:
Cash and due from banks	$116,925	$55,252
Federal funds sold	255,391	73,662

Cash and cash equivalents	372,316	128,914
Investment securities:
Available-for-sale (amortized cost of $518,398 and $521,023, respectively)	512,742	520,084
Held-to-maturity (fair value of $44,208 and $19,019, respectively)	44,400	19,019

Total investment securities	557,142	539,103
Loans held for sale	12,883	42,384
Loans:
Commercial	1,649,973	1,175,649
Construction	389,470	181,418
Residential mortgage	1,338,607	796,991
Home equity and other consumer loans	246,190	94,542

Total loans	3,624,240	2,248,600
Less: allowance for loan losses	37,607	25,021

Net loans	3,586,633	2,223,579
Stock in Federal Home Loan Banks and Banker’s Bank	27,718	20,087
Premises and equipment, net	28,680	20,314
Goodwill	286,751	130,486
Intangible assets, net	97,656	56,677
Fees receivable	24,681	21,521
Accrued interest receivable	19,159	11,859
Other assets	120,446	78,269

Total assets	$5,134,065	$3,273,193

LIABILITIES:
Deposits	$3,748,141	$2,386,368
Securities sold under agreements to repurchase	107,353	84,550
Federal Home Loan Bank borrowings	362,005	275,187
Junior subordinated debentures	234,021	114,434
Accrued interest payable	6,335	3,376
Deferred acquisition obligations	17,628	23,396
Other liabilities	124,992	64,655

Total liabilities	$4,600,475	$2,951,966
Commitments and contingencies (Notes 10, 19, 23, 24, 25, 26)
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 34,800,393 shares in 2005 and 27,657,377 shares in 2004	34,800	27,657
Additional paid-in capital	358,584	188,719
Retained earnings	148,186	110,189
Unearned compensation	(4,520)	(4,829)
Accumulated other comprehensive loss	(3,460)	(509)

Total stockholders’ equity	533,590	321,227

Total liabilities and stockholders’ equity	$5,134,065	$3,273,193

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
INTEREST AND DIVIDEND INCOME:
Loans	$167,463	$105,636	$81,034
Taxable investment securities	8,329	5,650	5,921
Non-taxable investment securities	6,012	5,744	4,502
Mortgage-backed securities	1,548	1,738	44
Federal funds sold and other	6,638	1,877	1,179

Total interest and dividend income	189,990	120,645	92,680

INTEREST EXPENSE:
Deposits	39,636	19,460	15,729
Federal Home Loan Bank borrowings	12,823	10,337	8,424
Junior subordinated debentures	7,484	1,416	—
Securities sold under agreements to repurchase	1,131	743	750
Federal funds purchased and other	177	110	12

Total interest expense	61,251	32,066	24,915

Net interest income	128,739	88,579	67,765
Provision for loan losses	5,438	4,285	2,631

Net interest income after provision for loan losses	123,301	84,294	65,134

FEES AND OTHER INCOME:
Investment management and trust fees	105,873	92,147	49,426
Wealth advisory fees	19,086	7,898	6,951
Earnings in equity investments	1,556	1,019	202
Deposit account service charges	1,375	1,217	919
Gain on sale of loans, net	1,774	1,424	2,854
Gain on sale of investment securities, net	20	373	2,508
Other	4,903	4,135	3,007

Total fees and other income	134,587	108,213	65,867

OPERATING EXPENSE:
Salaries and employee benefits	118,897	93,218	62,668
Occupancy and equipment	21,053	15,702	15,634
Professional services	10,270	7,477	5,265
Marketing and business development	6,792	5,148	3,647
Contract services and processing	4,070	2,936	1,856
Amortization of intangibles	7,634	4,664	239
Other	13,063	10,007	7,065

Total operating expense	181,779	139,152	96,374

Minority interest	2,512	1,428	—

Income before income taxes	73,597	51,927	34,627
Income tax expense	27,279	18,293	12,804

Net income	$46,318	$33,634	$21,823

Per share data:
Net income:
Basic earnings per share	$1.57	$1.23	$0.95
Diluted earnings per share	$1.47	$1.18	$0.92

Average basic common shares outstanding	29,425,157	27,313,171	22,954,937
Average diluted common shares outstanding	33,666,358	28,963,856	23,846,973

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$22,549	$74,342	$65,725	—	$4,766	$167,382
Net income	—	—	21,823	—	—	21,823
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,195)	(2,195)

Total comprehensive income, net of tax						19,628
Dividends paid: $0.20 per share	—	—	(4,542)	—	—	(4,542)
Proceeds from issuance of 2,146,411 shares of common stock	2,146	46,287	—	—	—	48,433
Issuance of 238,575 shares of incentive stock grants	239	5,527	—	$(5,766)	—	—
Amortization of incentive stock grants	—	—	—	647	—	647
Stock options exercised	233	2,287	—	—	—	2,520
Tax savings on options exercised	—	1,384	—	—	—	1,384

Balance at December 31, 2003	25,167	129,827	83,006	(5,119)	2,571	235,452
Net income	—	—	33,634	—		33,634
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(3,080)	(3,080)

Total comprehensive income, net of tax						30,554
Dividends paid: $0.24 per share	—	—	(6,451)	—	—	(6,451)
Proceeds from issuance of 2,215,644 shares of common stock	2,216	53,960	—	—	—	56,176
Issuance of 70,725 shares of incentive stock grants	71	1,888	—	(1,959)	—	—
Amortization of incentive stock grants	—	—	—	2,249	—	2,249
Stock options exercised	203	1,955	—	—	—	2,158
Tax savings on options exercised	—	1,089	—	—	—	1,089

Balance at December 31, 2004	27,657	188,719	110,189	(4,829)	(509)	321,227
Net income	—	—	46,318	—	—	46,318
Change in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(2,910)	(2,910)
Change in unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(41)	(41)

Total comprehensive income, net of tax						43,367
Dividends paid: $0.28 per share	—	—	(8,321)	—	—	(8,321)
Proceeds from issuance of 6,192,954 shares of common stock	6,193	151,967	—	—	—	158,160
Issuance of 99,475 shares of incentive stock grants	99	2,852	—	(2,951)	—	—
Amortization of incentive stock grants	—	—	—	3,260	—	3,260
Stock options exercised	851	9,646	—	—	—	10,497
Tax savings on options exercised	—	5,400	—	—	—	5,400

Balance at December 31, 2005	$34,800	$358,584	$148,186	$(4,520)	$(3,460)	$533,590

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,318	$33,634	$21,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,617	11,429	4,924
Amortization of investment premiums and (discounts) and loan fees	6,430	574	(4,945)
Gain on sale of investment securities, net	(20)	(373)	(2,508)
Gain on sale of loans, net	(1,774)	(1,424)	(2,854)
Distributed earnings (loss) of partnership investments	427	453	(543)
Common shares issued as compensation	538	357	509
Tax savings on options exercised	5,400	1,089	1,384
Provision for loan losses	5,438	4,285	2,631
Loans originated for sale	(608,958)	(345,427)	(268,671)
Proceeds from sale of loans held for sale	641,607	308,880	297,547
Net increase in fees receivable	(2,705)	(4,168)	(5,537)
Net increase in accrued interest receivable	(4,027)	(1,727)	(1,175)
Net increase in other assets	(8,417)	(9,639)	(9,364)
Net increase (decrease) in accrued interest payable	2,534	828	(71)
Net increase in other liabilities	5,631	20,971	2,657

Net cash provided by operating activities	105,039	19,742	35,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	100	35,000
Investment securities available-for-sale:
Purchases	(459,921)	(437,469)	(347,911)
Sales	48,281	81,992	92,510
Maturities and principal payments	412,686	305,757	149,070
Investment securities held-to-maturity:
Purchases	(128,272)	(43,725)	—
Sales	5,087	24,806
Maturities and principal repayments	114,403	—	—
Investments in Trusts	(7,590)	(11,276)	—
Purchase of Federal Home Loan Banks stock	(3,935)	(8,890)	(2,996)
Net increase in portfolio loans	(439,138)	(399,975)	(317,945)
Proceeds from sale of loans	—	—	8,471
Capital expenditures, net of sale proceeds	(10,653)	(8,109)	(3,548)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	8,057	(78,941)	(1,847)

Net cash used in investing activities	(460,995)	(575,730)	(389,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	388,455	378,486	258,128
Net increase (decrease) in short-term borrowings	22,803	18,780	(5,280)
Proceeds from Federal Home Loan Bank borrowings	89,254	86,775	66,406
Repayments of Federal Home Loan Bank borrowings	(43,975)	(9,438)	(15,895)
Proceeds from issuance of Trust Preferred debt	103,092	104,506	—
Dividends paid to stockholders	(8,321)	(6,451)	(4,542)
Proceeds from stock option exercises	10,497	2,158	2,520
Proceeds from issuance of common stock, net	37,553	16,598	48,011

Net cash provided by financing activities	599,358	591,414	349,348

Net increase (decrease) in cash and cash equivalents	243,402	35,426	(4,041)

Cash and cash equivalents at beginning of year	128,914	93,488	97,529

Cash and cash equivalents at end of year	$372,316	$128,914	$93,488

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$58,717	$31,238	$24,986
Cash paid for income taxes, net of refunds received	21,656	25,889	11,722
Change in unrealized loss on securities available-for-sale, net of estimated income taxes	(2,910)	(3,080)	(2,195)
Change in unrealized loss on cash flow hedges, net of estimated income taxes	(41)	—	—
In conjunction with acquisitions, assets were acquired and liabilities were assumed as follows:
Fair value of net assets acquired	$248,193	$195,640	$2,728
Less:
Estimated contingent deferred liability	—	41,253	2,389
Trust Preferred debt assumed	16,000	6,000	—
Closing costs	2,493	2,953	—

Cash paid and common stock issued at close (includes options)	$229,700	$145,434	$339
Non-Cash Transactions
Equity issued for acquisitions	$120,069	$39,221	$422

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Boston Private Financial Holdings, Inc. (the “Company” and/or “Boston Private”) is a holding company with the following wholly-owned or majority-owned subsidiaries: Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”), and First Private Bank & Trust (“FPB”), California state banking corporations; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association; Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”), registered investment advisers; KLS Professional Advisors Group LLC (“KLS”) and RINET Company LLC (“RINET”), registered investment advisors and financial planning firms. In addition, the Company holds an approximately 26.0% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 39.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”). Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment advisor. BOS is a financial planning and investment management firm. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, and Gibraltar (together the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET.

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

Gibraltar provides private banking and wealth management services to professionals, as well as business owners, entrepreneurs, corporate executives and individuals primarily in Miami-Dade, Monroe, Broward, and Palm Beach counties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KLS is a wealth management firm specializing in investment management, estate and insurance planning, retirement planning, financial decision making and income tax planning services. The firm is headquartered in New York City.

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

2. MERGERS AND ACQUISITIONS

The Company completed one business combination in 2005 and four in 2004; all five were accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, core deposit intangibles, and other purchase accounting adjustments, if applicable, were recorded upon the completion of each acquisition.

Boston Private’s strategy is to build a national wealth management enterprise by expanding into demographically attractive regions in the United States through acquisition. The Company is acquiring companies that participate in three core competencies: private banking, wealth advisory and/or investment management. Within each region the Company seeks to form “clusters” of independent affiliates that represent these core competencies. Boston Private focuses on purchasing firms with good performance and growth potential, which could require a purchase price premium over book value.

Westfield, RINET, Sand Hill, BPVI and Borel were acquired by merger prior to January 1, 2002. Except for Sand Hill, all of these mergers were accounted for as a “pooling of interests.”

On December 18, 2002, the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients. This investment is accounted for using the equity method.

On February 5, 2004, the Company acquired a 20% interest in BOS, a financial planning and investment firm located in San Francisco, California. The Company made additional investments in BOS on August 11, 2004, and July 29, 2005, increasing its ownership to 39.7% as of December 31, 2005. Over the next three years, the Company has the option to increase its investment interest an additional 10% per year, up to approximately 70%. BOS has offices in San Francisco and Menlo Park, California. This investment is accounted for using the equity method.

On February 6, 2004, the Company acquired an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. DGHM was purchased for approximately $96.0 million, with approximately 86% payable in cash. Approximately 20% of the purchase price was deferred and the payments are contingent upon operating results of DGHM through a five-year earn out period. $16.8 million has been accrued as of December 31, 2005 for the net present value of the estimated remaining deferred payments, which are determinable beyond a reasonable doubt. 20% of the remaining payments will be paid with Boston Private common stock valued using the volume weighted average price for the 30 days prior to the annual payments.

On February 17, 2004, the Company acquired First State Bancorp, the holding company of FPB, a commercial bank situated in Los Angeles county. In the transaction, the Company acquired 100% of First State

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bancorp’s common stock through the issuance of approximately 886 thousand shares of Boston Private common stock valued at $21.1 million and $3.7 million in cash payments to shareholders. In addition, options to acquire First State Bancorp common stock were converted to options to acquire Boston Private common stock valued at $2.7 million for an aggregate transaction value of $27.5 million.

On October 1, 2004, the Company through its subsidiary, FPB, acquired Encino State Bank (“Encino”), a commercial bank located in southern California, for $33.1 million in cash. Encino was merged into FPB with FPB as the surviving entity.

On December 31, 2004, the Company acquired an 81% interest in KLS, a wealth management firm located in New York City. The transaction purchase price was approximately $30.0 million, with approximately 90% paid in cash and the remainder paid in Boston Private common stock. KLS has an option to put and the Company has an option to call, at a negotiated formula based on fair market value, the remaining 19% interest in KLS beginning in 2010.

On October 1, 2005 the Company acquired Gibraltar Financial Corp. (“Gibraltar Financial”), the holding company of Gibraltar, a federal savings bank with $1.1 billion in assets. Founded in 1994, Gibraltar is headquartered in Coral Gables, Florida and has offices in South Miami, Downtown Miami, Key Largo, and Fort Lauderdale. The Company acquired 100% of the common stock of Gibraltar Financial through the issuance of approximately 4.3 million shares of Boston Private common stock and approximately $112.2 million in cash. The purchase price was approximately $248.2 million, which included the trust preferred debt assumed, the fair value of Gibraltar Financial’s stock options, and the Company’s transaction costs. The Company exchanged options to acquire Gibraltar Financial common stock for approximately 819 thousand options to acquire Boston Private common stock. The Company assumed Gibraltar’s outstanding trust preferred debt of $16.0 million. In addition, the Company contributed $16.0 million of capital to Gibraltar at acquisition and an additional $3.0 million in December 2005.

Gibraltar’s results of operations are included with Boston Private as of October 1, 2005; the date of acquisition. At the quarter-end prior to the merger and the quarter-end after the merger, Gibraltar met the regulatory requirements to be categorized as well capitalized.

Boston Private’s reason for the acquisition of Gibraltar was to enter one of the fastest growing regions of the United States and to partner with one of the most attractive wealth management firms in the region. Gibraltar’s proven record to grow profitably, as well as their federal bank charter, ensures that the transaction is financially and strategically compelling to Boston Private.

The following table sets forth the Company’s consolidated results of operations on a pro forma basis as if the acquisition of Gibraltar had occurred at the beginning of the periods presented:

	2005	2004
	(In thousands) (unaudited)
Net interest income	$157,106	$117,254
Provision for loan losses	7,168	5,525
Total fees and other income	140,696	114,988

Total operating expenses and minority interest	210,788	171,174

Income before taxes	79,846	55,543
Income tax expense	29,717	19,702

Net Income	$50,129	$35,841

Basic earnings per share	$1.48	$1.10
Diluted earnings per share	$1.39	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated assets acquired and the liabilities assumed at fair value from Gibraltar as of October 1, 2005:

CONDENSED BALANCE SHEET

(In thousands)
Assets:
Cash and cash equivalents	$129,213
Investment securities	22,342
Loans held for sale	1,976
Loans, net of allowance for loan losses	931,584
Intangible assets	52,250
Goodwill	155,375
Other assets	27,021

Total assets	$1,319,761

Liabilities:
Deposits	$973,318
Borrowings	41,584
Payables and accrued expenses	56,666

Total liabilities	$1,071,568

Net Assets Acquired	$248,193

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, and to prevailing industry practices.

The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, Gibraltar, Westfield, DGHM, Sand Hill, BPVI, KLS, and RINET. Boston Private Bank’s consolidated financial statements include the accounts of its wholly-owned subsidiaries, BPB Securities Corporation and Boston Private Preferred Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method and the net investment is included in Other Assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers within the New England, New York City, northern and southern California, and south Florida regions of the country. Note 6 highlights the types of securities the Company invests. Note 7 describes the types of lending activities the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.

Cash and Due from Banks

Each Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2005, the daily amount required to be held for Boston Private Bank, Borel, FPB, and Gibraltar was $7.7 million, $4.9 million, $8.4 million, and $1.7 million, respectively.

Investment Securities

Investments available-for-sale are reported at fair value, with unrealized gains and losses credited or charged, net of estimated tax effect, to accumulated other comprehensive income.

Investments held-to-maturity are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Premiums and discounts on the investment securities are amortized or accreted into interest income by a method that approximates the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Gains and losses on the sale of the investments available-for-sale are recognized at the time of sale on a specific identification basis. Dividend and interest income is recognized when earned.

Interest income is recorded on the accrual basis adjusted for amortization of premium and accretion of discount.

If a decline in fair value below the amortized cost basis of an investment security is judged to be other than temporary, the cost basis of the investment is written down to fair value. To determine whether impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery. The Company also considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The amount of the write down is included as a charge against gain on sale of investments and a new cost basis for the investment is established.

Loans Held for Sale

Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans

Loans are carried at the principal amount outstanding generally including deferred loan origination fees and costs. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is sold or paid-off, the unamortized portion of net fees is recognized into interest income, or gain/ loss on sale of loans, respectively.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2005 and 2004 the amounts of impaired loans were immaterial.

Loans on which the accrual of interest has been discontinued are designated non-accrual loans. Accrual of interest income on loans is discontinued when concern exists as to the collectibility of principal or interest. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from non-accrual status when they become less than 90 days past due and when concern no longer exists as to the collectibility of principal or interest. Interest received on non-accrual loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Management Fees

Investment management fees are accrued as earned. Performance fee revenues are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.

Other Liabilities

Included within Other Liabilities are approximately $591 thousand and $836 thousand of minority interests at December 31, 2005 and 2004, respectively. The minority interests relate to the investment by third parties in DGHM and KLS.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases if shorter.

Debt Issuance Costs

Debt issuance costs for Boston Private Capital Trust I, Boston Private Capital Trust II (together the “Trusts”) and for the junior subordinated debentures assumed through the acquisition of FPB are recorded as an asset. The costs associated with the Trusts are amortized using the effective-yield method over the life of the securities. Debt issuance costs for the junior subordinated debentures assumed through the acquisition of FPB are amortized over a 65 month-period on a straight-line basis. The Company had approximately $3.9 million in debt issuance costs at December 31, 2005 and 2004.

Other Assets

Included within Other Assets are approximately $44.1 million and $32.7 million of partnerships and unconsolidated affiliates at December 31, 2005 and 2004, respectively, which are accounted for using the equity method of accounting. The estimated excess of cost over net equity of the Company’s investment in BOS and Coldstream is approximately $11.4 million and $6.7 million at December 31, 2005 and 2004, respectively. Other Assets also include $15.2 million and $10.0 million in trading account securities as of December 31, 2005 and 2004, respectively. These mutual fund securities are held within a Rabbi Trust and the assets are generally restricted to pay the Company’s Deferred Compensation Plan liability. $746 thousand, and $926 thousand of unrealized gains and losses was recognized in Other Income for the period ending December 31, 2005 and 2004, respectively.

Investment Tax Credits

We record low-income housing and rehabilitation investment tax credits using the equity method in accordance with Emerging Issues Tax Force Abstract No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The equity method recognizes tax credits in the same year they are allowed for tax reporting purposes.

Goodwill and Other Intangible Assets

Goodwill represents the excess over fair value of assets acquired in a purchase business combination. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 also requires that intangible assets with estimateable useful lives be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over their respective estimated useful lives to their estimated residual value, and are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Investment Management and Trust Assets Under Management

Investment management and trust assets under management totaled $21.3 billion and $19.3 billion at December 31, 2005 and 2004, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

Employee Benefits

The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its subsidiaries, which became effective July 1, 2002. Contributions to those plans are charged against earnings in the year they are made. See Note 17-Employee Benefits.

Incentive Plans

The Company has a Stock Option and Incentive Plan to encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. The Company applies the intrinsic-value-based method of accounting to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As permitted, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements for the fair value based method of accounting for stock-based compensation. Amortization of the compensation expense associated with stock options is on a straight-line method over the vesting period.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based compensation.

(In thousands, except share datas)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income:
As reported	$46,318	$33,634	$21,823
Stock-based employee and director compensation expense, net of related tax effects	(2,772)	(2,401)	(2,378)

Proforma	$43,546	$31,233	$19,445

Basic earnings per share:
As reported	$1.57	$1.23	$0.95
Proforma	$1.48	$1.17	$0.85
Diluted earnings per share:
As reported	$1.47	$1.18	$0.92
Proforma	$1.38	$1.10	$0.82

Stock-based compensation expense included in reported net income, net of tax, for December 31, 2005 and 2004, was $1.5 million and $1.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2005	2004	2003
Expected life	4.1 yrs.	4.1 yrs.	7 yrs.
Expected volatility	25%	25%	31%
Risk-free interest rate	3.7%	2.6%	3.8%
Expected dividend yield	1.0%	1.5%	1.2%

Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) an unrecognized firm commitment or an available- for-sale security. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk.

The Company formally documents, designates and assesses the effectiveness of the transactions that receive hedge accounting. For the derivative designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to changes in interest rates. To accomplish this objective, the Company primarily uses an interest rate floor as part of its cash flow hedging strategy. Interest rate floors involve the receipt of cash payments when interest rates fall below the floor strike over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets.

As of December 31, 2005, the derivative was designated in only cash flow hedging relationships under SFAS 133. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

(In thousands, except sharedatas)	2005	2004	2003
Calculation of net income for EPS:
Net income as reported and for basic EPS	$46,318	$33,634	$21,823
Interest on convertible trust preferred securities, net of tax	3,059	672	—

Net income for EPS calculation using the if-converted method	$49,377	$34,306	$21,823

Calculation of average shares outstanding:
Average basic common shares outstanding(1)	29,425	27,313	22,954
Dilutive effect of:
Stock options and stock grants	912	875	893
Forward agreement(1)	147	119	—
Convertible trust preferred	3,182	657	—

Dilutive potential common shares	4,241	1,651	893

Average diluted common shares outstanding	33,666	28,964	23,847

Per Share Data:
Basic earnings per share	$1.57	$1.23	$0.95
Diluted earnings per share	$1.47	$1.18	$0.92

(1)	On March 31, 2004, the FASB changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of EPS for variable priced contracts. This interpretation applied to the Company’s Forward Stock Agreement (the “Agreement”). As a result, the Company amended this Agreement effective April 1, 2004 and such amendment eliminated the need to include the effect of the Agreement in basic shares after that date. The new interpretation required the Company to account for the original Agreement differently by including approximately 497,000 and 132,000 unissued shares in the calculation of basic EPS for the years ended December 31, 2004 and 2003, respectively.

On September 29, 2005 the Company exercised the Agreement. Under the settlement terms of the Agreement the Company received approximately $36.4 million in proceeds from the issuance of 1.6 million shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS 95, Statement of Cash Flows. The statement will require companies to expense the fair value of employee stock options, certain employee stock purchase plans and other forms of stock-based compensation. The Company is required to adopt FAS 123(R) effective at the beginning of the first quarter of 2006.

Under FAS 123(R), companies must choose either the modified prospective application (“MPA”) transition method or the modified retrospective application (“MRA”) transition method. Under the MPA method, public companies must apply FAS 123(R) when recognizing compensation cost for awards that were granted or modified after the adoption date and any portion of awards that have not been vested by the date FAS 123(R) is adopted. The MRA method includes the requirements of the MPA method above, but also requires restatement of historical financial statements based on the amounts previously reported under FAS 123 for purposes of pro forma disclosures.

The Company adopted FAS 123(R) on January 1, 2006 using the MRA method. The Company estimates that its 2006 expense related to its share based compensation plans will be approximately $3.2 million, or $0.08 per diluted share. FAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods presented after the effective date. The Company does not anticipate this amount to materially affect the cash flow statement.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3 (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The Company adopted FAS 154 on January 1, 2006, and does not anticipate the adoption of this standard to have a material impact on the Company’s financial conditions or results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”) and FASB Staff Position No. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 were ratified by the FASB in June 2005. EITF 04-5 provides a framework for addressing when a general partner controls a limited partnership or similar entity and should therefore consolidate the partnership. The FASB Staff Position (“FSP”) eliminates the concept of “important rights” in AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and replaces it with the concepts of “kickout-rights” and “substantive participating rights” as defined in Issue 04-5. This issue was effective June 29, 2005 for new or modified arrangements and no later than for fiscal years beginning after December 15, 2005 for unmodified existing arrangements. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

At December 31, 2005, the investment partnerships, for which either DGHM or Westfield hold a general partnership interest and act as the asset manager, have $569.2 million of assets, $148.6 million of liabilities, and $418.3 million of limited partnership interests. DGHM and Westfield’s equity interest in the investment partnerships was $840 thousand at December 31, 2005. These investments are not consolidated. See discussion below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB ratified EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which requires certain quantitative and qualitative disclosures with respect to investments accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity. The consensus reached on this Issue is effective for reporting of periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20 EITF 03-1, which was deferred by FSP EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Although the guidance in EITF 03-1 has been replaced by the FSP, the requirement to recognize other-than-temporary impairments under other authoritative guidance and the disclosure requirements of EITF 03-1 continue to be effective. FSP FAS 115-1 and FAS 124-1are effective for reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 03-6 Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of EPS for variable priced contracts. This interpretation applied to the Company’s Forward Stock Sale Agreement (the “Forward Agreement”) dated December 11, 2003, with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated and to restricted shares issued in conjunction with the KLS acquisition. The Forward Agreement is described in Note 26-Common Stock in the Notes to the Consolidated Financial Statements. While this interpretation has no impact upon the Company’s revenues, operating expenses or net income as previously reported, it did require the Company to account for the original Forward Agreement differently by including all unissued shares in the calculation of basic and diluted EPS for the fourth quarter of 2003 and the first quarter of 2004. The recalculation for the fourth quarter 2003 and for the full year 2003 decreased the Company’s reported basic earnings per share by $0.01. Diluted earnings per share for the fourth quarter and for the full year 2003 did not change. The effect of this interpretation on the calculation of earnings per share for the first quarter of 2004 was a decrease of approximately $0.01 per share. The Company amended the Forward Agreement effective April 1, 2004, such that this new accounting interpretation would no longer affect the calculation of basic earnings per share as it relates to the Forward Agreement. The Forward Agreement was subsequently exercised in its entirety on September 29, 2005.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and in December 2003, issued Revised Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46R”), which replaced FIN 46. FIN 46 addressed the consolidation rules to be applied to certain “variable interest entities,” as defined within the Interpretation, as of February 1, 2003, and FIN 46R addresses the consolidation rules to be applied to all variable interest entities as of December 31, 2003. The guidance required the Company to deconsolidate its investment in the capital trust acquired through the FPB acquisition as of March 31, 2004. FIN 46R also required the Company to deconsolidate the Boston Private Capital Trust I, and most recently, Boston Private Capital Trust II, which was issued in September 2005. See Note 15-Junior Subordinated Debentures in the Notes to Consolidated Financial Statements.

Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the Federal Reserve requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the Federal Reserve issued a final rule on March 1, 2005 which provides that after a five-year transition period the aggregate amount of the trust preferred securities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations, EPS or cash flows. The Company adopted FIN 46R effective March 31, 2004. In conjunction with the adoption of FIN 46R, the Company determined that certain investment partnerships, for which the Company holds a general partnership interest in and acts as the asset manager of the investment partnership, meet the definition of a voting interest entity as defined in FIN 46R. In addition, the SEC staff provided interpretative guidance on what may constitute an important right, held by the limited partners, under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures that may affect the Company’s consolidation policies with regard to its investment partnerships. The Company amended ten investment partnership agreements during the quarter ended June 30, 2004, to incorporate important rights as contemplated in the recent SEC staff’s interpretative guidance. These amendments allow the Company to continue to account for its general partnership interests in these limited partnerships on the equity method of accounting. For more information, see above discussion of EITF Issue 04-5.

4. COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

The Company’s other comprehensive income and related tax effects for the years ended December 31, 2005, 2004, and 2003 is as follows:

(In thousands)	Pre-tax	Tax expense (benefit)	Net
Other comprehensive income
2005
Unrealized gains (losses) on securities available-for-sale	$(4,717)	$(1,818)	$(2,899)
Less: adjustment for realized gains	(20)	(9)	(11)

Net unrealized gain (losses) on securities available for sale	$(4,737)	$(1,827)	$(2,910)
Unrealized gains (losses) on cash flow hedges	(71)	(30)	(41)

Other comprehensive income (loss)	$(4,808)	$(1,857)	$(2,951)

2004
Unrealized gains (losses) on securities available-for-sale	$(5,045)	$(2,187)	$(2,858)
Less: adjustment for realized gains	(373)	(151)	(222)

Other comprehensive income (loss)	$(5,418)	$(2,338)	$(3,080)

2003
Unrealized gains (losses) on securities available-for-sale	$(866)	$(234)	$(632)
Less: adjustment for realized gains	(2,508)	(945)	(1,563)

Other comprehensive income (loss)	$(3,374)	$(1,179)	$(2,195)

The following table details the components of the Company’s accumulated other comprehensive income for the three years ended December 31:

(In thousands)	2005	2004	2003
Accumulated Other Comprehensive Income:
Unrealized gains (loss) on securities available-for sale, net of tax	$(3,419)	$(509)	$2,571
Unrealized gain (loss) on cash flow hedges, net of tax	(41)	—	—

Accumulated other comprehensive income	$3,460	$(509)	$2,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. BUSINESS SEGMENTS

Management Reporting

The Company has eleven reportable segments: Boston Private Bank, Borel, FPB, Gibraltar, Westfield, RINET, Sand Hill, DGHM, KLS, BPVI, and the Holding Company (“HC”). The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

A description of each business segment, except the HC, is provided in Note 1 of the Notes to Consolidated Financial Statements.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements.

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments:

AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$78	$77	$20	$11	$112	$25	$323
Non-Interest Income	49,699	27,227	6,631	6,417	10,783	8,161	108,918

Total Revenues	$49,777	$27,304	$6,651	$6,428	$10,895	$8,186	$109,241
Non-Interest Expense and Minority Interest	29,205	19,739	5,748	4,842	9,276	6,841	75,651
Income Taxes	8,604	3,485	363	684	744	564	14,444

Segment Profit	$11,968	$4,080	$540	$902	$875	$781	$19,146
Segment Assets	$45,013	$103,117	$16,252	$5,564	$35,902	$5,214	$211,062

(In millions)
Assets Under Management	$8,325	$3,259	$1,094	$867	$3,140	$1,129	$17,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$62,145	$37,805	$21,579	$13,860	$135,389	$323	$(6,971)	$(2)	$128,739
Non-Interest Income	16,424	4,593	2,240	1,813	25,070	108,918	1,164	(565)	134,587

Total Revenues	$78,569	$42,398	$23,819	$15,673	$160,459	$109,241	$(5,807)	$(567)	$263,326
Provision for Loan Losses	2,266	1,705	919	548	5,438	—	—	—	5,438
Non-Interest Expense and Minority Interest	48,445	19,581	12,766	9,824	90,616	75,651	18,591	(567)	184,291
Income Taxes	7,696	7,869	4,005	2,109	21,679	14,444	(8,844)	—	27,279

Segment Profit	$20,162	$13,243	$6,129	$3,192	$42,726	$19,146	$(15,554)	$—	$46,318
Segment Assets	$2,228,953	$852,709	$476,137	$1,321,443	$4,879,242	$211,062	$63,408	$(19,647)	$5,134,065

(In millions)
Assets Under Management	$2,310	$661	$—	$757	$3,728	$17,814	$—	$(203)	$21,339

AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$56	$—	$3	$8	$—	$10	$77
Non-Interest Income	45,578	22,240	6,069	6,007	—	7,800	87,694

Total Revenues	$45,634	$22,240	$6,072	$6,015	—	$7,810	$87,771
Non-Interest Expense and Minority Interest	26,483	16,984	5,441	4,931	—	6,589	60,428
Income Taxes	8,010	2,385	253	488	—	511	11,647

Segment Profit	$11,141	$2,871	$378	$596	$—	$710	$15,696
Segment Assets	$35,316	$104,804	$16,329	$4,823	$33,343	$4,231	$198,846

(In millions)
Assets Under Management	$7,707	$3,353	$1,062	$860	$2,880	$1,051	$16,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$50,564	$28,625	$10,541	$89,730	$77	$(1,238)	$10	$88,579
Non-Interest Income	14,515	4,055	1,744	20,314	87,694	652	(447)	108,213

Total Revenues	$65,079	$32,680	$12,285	$110,044	$87,771	$(586)	$(437)	$196,792
Provision for Loan Losses	2,375	1,575	335	4,285	—	—	—	4,285
Non-Interest Expense and Minority Interest	42,686	16,720	6,571	65,977	60,428	14,612	(437)	140,580
Income Taxes	4,803	5,872	2,213	12,888	11,647	(6,242)	—	18,293

Segment Profit	$15,215	$8,513	$3,166	$26,894	$15,696	$(8,956)	$—	$33,634
Segment Assets	$1,886,007	$734,124	$427,585	$3,047,716	$198,846	$46,357	$(19,726)	$3,273,193

(In millions)
Assets Under Management	$2,010	$568	$—	$2,578	$16,913	$—	$(185)	$19,306

AT AND FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)	Westfield	Sand Hill	BPVI	RINET	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net Interest Income	$56	$(5)	$4	$1	$56
Non-Interest Income	29,149	4,121	4,591	6,805	44,666

Total Revenues	$29,205	$4,116	$4,595	$6,806	$44,722
Non-Interest Expense	17,856	3,817	3,736	5,665	31,074
Income Taxes	4,747	120	353	477	5,697

Segment Profit	$6,602	$179	$506	$664	$7,951
Segment Assets	$18,671	$15,847	$4,771	$3,518	$42,807

(In millions)
Assets Under Management	$6,153	$860	$779	$800	$8,592

(In thousands)	Boston Private Bank	Borel	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net Interest Income	$45,717	$21,816	$67,533	$56	$168	$8	$67,765
Non-Interest Income	16,733	4,693	21,426	44,666	43	(268)	65,867

Total Revenues	$62,450	$26,509	$88,959	$44,722	$211	$(260)	$133,632
Provision for Loan Losses	1,684	947	2,631	—	—	—	2,631
Non-Interest Expense	40,274	13,966	54,240	31,074	11,320	(260)	96,374
Income Taxes	7,506	4,147	11,653	5,697	(4,546)	—	12,804

Segment Profit	$12,986	$7,449	$20,435	$7,951	$(6,563)	$—	$21,823
Segment Assets	$1,535,511	$575,104	$2,110,615	$42,807	$60,238	$(14,952)	$2,198,708

(In millions)
Assets Under Management	$1,986	$538	$2,524	$8,592	$—	$(150)	$10,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

A summary of investment securities follows:

		Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Market Value
At December 31, 2005
Available-for-sale securities at fair value:
U.S. Government	$22,618	$6	$(162)	$22,462
U.S. Agencies	185,311	8	(2,141)	183,178
Corporate bonds	45,586	8	(539)	45,055
Municipal bonds	225,933	363	(2,215)	224,081
Mortgage-backed securities	34,024	—	(942)	33,082
Other	4,926	—	(42)	4,884

Total	$518,398	$385	$(6,041)	$512,742

Held-to-maturity securities at amortized cost:
U.S. Government	$4,472	$—	$(28)	$4,444
U.S. Agencies	29,412	—	(27)	29,385
Mortgage-backed securities	9,439	—	(127)	9,312
Other	1,077	—	(10)	1,067

Total	$44,400	$—	$(192)	$44,208

At December 31, 2004
Available-for-sale securities at fair value:
U.S. Government	$32,971	$2	$(161)	$32,812
U.S. Agencies	166,926	198	(950)	166,174
Corporate bonds	35,222	19	(278)	34,963
Municipal bonds	228,629	1,642	(903)	229,368
Mortgage-backed securities	46,025	10	(533)	45,502
Other	11,250	15	—	11,265

Total	$521,023	$1,886	$(2,825)	$520,084

Held-to-maturity securities at amortized cost:
U.S. Agencies	$19,019	$—	$—	$19,019

Total	$19,019	$—	$—	$19,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturities of investment securities available-for-sale at December 31, 2005 and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Corporate Bonds
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$14,713	$14,635	3.34%	$64,179	$63,683	3.11%	$20,664	$20,619	4.66%
After one, but within five years	7,905	7,827	3.69%	118,166	116,554	3.65%	24,922	24,436	3.59%
After five, but within ten years	—	—	—%	2,966	2,941	5.31%	—	—	—%
After ten years	—	—	—%	—	—	—%	—	—	—%

Total	$22,618	$22,462	3.46%	$185,311	$183,178	3.49%	$45,586	$45,055	4.08%

	Municipal Bonds			Mortgage-Backed Securities			Other Investment Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$85,604	$85,298	2.64%	$—	$—	—%	$4,926	$4,884	3.02%
After one, but within five years	111,791	110,187	2.62%	—	—	—%	—	—	—%
After five, but within ten years	17,085	17,208	3.87%	9,810	9,446	5.16%	—	—	—%
After ten years	11,453	11,388	3.28%	24,214	23,636	5.53%	—	—	—%

Total	$225,933	$224,081	2.76%	$34,024	$33,082	5.42%	$4,926	$4,884	3.02%

The following table sets forth the maturities of investment securities held-to-maturity at December 31, 2005 and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Mortgage-Backed Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$2,229	$2,221	2.36%	$27,465	$27,460	3.97%	$—	$—	—%
After one, but within five years	2,243	2,223	3.42%	1,947	1,925	3.00%	985	972	5.00%
After five, but within ten years	—	—	—%	—	—	—%	2,398	2,362	4.77%
After ten years	—	—	—%	—	—	—%	6,056	5,978	5.97%

Total	$4,472	$4,444	2.89%	$29,412	$29,385	3.90%	$9,439	$9,312	5.56%

	Other Investment Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$—	$—	—%
After one, but within five years	100	100	4.25%
After five, but within ten years	—	—	—%
After ten years	977	967	3.87%

Total	$1,077	$1,067	3.91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The weighted average remaining life of investment securities available-for-sale at December 31, 2005 was 3.36 years. As of December 31, 2005, approximately $118.4 million of investment securities available-for-sale were callable before maturity. The weighted average yield is calculated based on average amortized cost which does not include the effect of changes in market value that are reflected as a component of stockholders’ equity.

The following table presents the sale of investment securities available-for-sale with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Amortized cost of securities sold	$48,261	$81,619	$90,002
Gains realized on sales	218	373	2,560
Losses realized on sales	(198)	—	(52)

Net proceeds from sales	$48,281	$81,992	$92,510

The following tables sets forth information regarding securities at December 31, 2005 and 2004 having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2005 Available-for-sale securities:
U.S. Government	$6,933	$(38)	$6,970	$(124)	$13,903	$(162)
U.S. Agencies	95,714	(791)	75,348	(1,350)	171,062	(2,141)
Corporate bonds	19,654	(60)	13,839	(479)	33,493	(539)
Municipal bonds	115,979	(727)	75,762	(1,488)	191,741	(2,215)
Mortgage-backed securities	6,960	(82)	26,055	(860)	33,015	(942)
Other	4,884	(42)	—	—	4,884	(42)

Total	$250,124	$(1,740)	$197,974	$(4,301)	$448,098	$(6,041)

Held-to-maturity securities:
U.S. Government	$4,444	$(28)	$—	$—	$4,444	$(28)
U.S. Agencies	29,385	(27)	—	—	29,385	(27)
Mortgage-backed securities	9,312	(127)	—	—	9,312	(127)
Other	967	(10)	—	—	967	(10)

Total	$44,108	$(192)	$—	$—	$44,108	$(192)

At December 31, 2005 the U.S. Government securities are comprised of seven securities available-for-sale, and five securities held-to-maturity, which are guaranteed by the U.S. Government. The U.S. Agencies securities are comprised of 80 securities available-for-sale, and three held-to-maturity securities which are guaranteed by an agency of the U.S. Government. The Corporate Bonds are comprised of 20 securities available-for-sale with a Moody’s credit ratings of at least Baa-3. The municipal bonds are comprised of 143 securities available-for-sale which have a Moody’s credit ratings of at least Baa-1. The mortgage-backed securities are comprised of eight securities available-for-sale, and ten securities held-to-maturity, which were guaranteed by either the Federal Home Loan Mortgage Corp. (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2004
U.S. Agencies	$127,188	$869	$3,912	$82	$131,100	$951
U.S. Government	27,738	160	—	—	27,738	160
Corporate bonds	22,381	169	2,891	109	25,272	278
Municipal bonds	130,563	903	—	—	130,563	903
Mortgage-backed securities	42,925	533	—	—	42,925	533

Total	$350,795	$2,634	$6,803	$191	$357,598	$2,825

At December 31, 2004 the U.S. Agencies securities are comprised of 59 securities guaranteed by an agency of the U.S. Government. The U.S. Government securities are comprised of 12 securities which are guaranteed by the U.S. Government. The Corporate Bonds are comprised of 12 securities with credit ratings of at least Baa-1. The municipal bonds are comprised of 84 securities which have credit ratings of at least Baa-1. The mortgage-backed securities are comprised of 6 securities which were guaranteed by either the Federal Home Loan Mortgage Corp. (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

At December 31, 2005 there were no cost method investments, which are included in Other Assets, having temporary impairment. The Company recorded a write-down of approximately $306 thousand for cost method investments in 2005 due to an other-than-temporary impairment. The Company had $23.1 million in cost method investments included in Other Assets at December 31, 2005.

The following table sets forth the cost method investments at December 31, 2004, having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the time period that the investments have been temporarily impaired:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2004
Cost Method Investments	$—	$—	$18,907	$142	$18,907	$142
Total	$—	$—	$18,907	$142	$18,907	$142

The cost method investments with unrealized losses at December 31, 2004 were comprised of two investments with an amortized cost of $19.0 million. Boston Private Bank invests primarily in low income housing partnerships which generate tax credits. Boston Private Bank also holds partnership interests in venture capital funds formed to provide financing to small businesses, and to promote community development. Temporary impairment is caused by the fact that the partnerships are still in the early stages of their lives, and have not yet invested all of their funds and/or have had enough time to fully develop their portfolio companies. Therefore, management does not believe these investments are other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2005:

(In thousands)	Amortized Cost	Market Value
Federal National Mortgage Association	$90,973	$89,481
Federal Home Loan Bank	124,123	123,163

Total	$215,096	$212,644

7. LOANS RECEIVABLE

The Banks’ lending activities are conducted principally in New England, northern and southern California, and south Florida. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans, construction loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, northern and southern California, and south Florida economies. Included in total loans are $3.4 million and $1.8 million of net deferred loan costs as of December 31, 2005 and 2004, respectively. Mortgage loans serviced for others totaled $5.8 million and $6.3 million at December 31, 2005 and 2004, respectively.

Loans to senior management, executive officers and directors are generally made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk. Gibraltar has an Employee Loan Program that provides eligible employees, including senior management and executive officers, with a beneficial rate on mortgage loans. At December 31, 2005 Gibraltar had $5.4 million in such loans.

The following table presents a summary of the activity of loans to senior management, executive officers, and directors:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004
Balance at beginning of year	$24,145	$3,889
Additions	4,912	20,186
Repayments	(12,524)	(364)
Additions due to acquisition	8,361	434

Balance at end of year	$24,894	$24,145

The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2005	December 31, 2004
Non-accrual loans	$7,900	$1,137
Loans past due 90 days or more, but still accruing	132	—
Loans past due 30-89 days	$7,907	$3,965

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $338 thousand in 2005 and $106 thousand in 2004, compared with amounts that were actually recorded of $174 thousand and $59 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Allowance for loan losses, beginning of period(1)	$25,021	$17,761	$15,163
Provision for loan losses	5,438	4,285	2,631
Charge-offs	(250)	(65)	(114)
Recoveries	204	61	81
Addition due to acquisitions	7,194	2,979	—

Allowance for loan losses, end of period	$37,607	$25,021	$17,761

(1)	In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities. Prior allowance for loan loss balances have been reclassified to facilitate comparison with the current year.

The following table is an analysis of the Company’s reserve for unfunded loan commitments for the periods indicated:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Reserve for unfunded loan commitments, beginning of period	$2,916	$2,411	$1,887
Provision for unfunded loan commitments(2)	513	282	524
Addition due to acquisitions	1,318	223	—

Reserve for unfunded loan commitments, at end of period	$4,747	$2,916	$2,411

(2)	Expenses related to off-balance sheet credit risk are included in other expenses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Allowance for credit losses, beginning of period	$27,937	$20,172	$17,050
Provision for credit losses	5,951	4,567	3,155
Charge-offs	(250)	(65)	(114)
Recoveries	204	61	81
Addition due to acquisitions	8,512	3,202	—

Allowance for credit losses, end of period	$42,354	$27,937	$20,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DERIVATIVES

The Company entered into a $100 million prime-based interest rate floor (the “Floor”) with an effective date of November 1, 2005 and a maturity date of November 1, 2010 and is designated as a cash flow hedge of the risk of overall changes in the cash flows below the floor strike rate—when the WSJ/Base Rate prime interest rate falls below 6.50%—for certain variable rate loans based on the prime rate.

At December 31, 2005, the Floor had a fair value of $798 thousand and was included in Other Assets. The decrease in the Floor’s fair value of $41 thousand (net of income tax benefit of $30 thousand) in 2005 is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income. No hedge ineffectiveness on the Floor was recognized during 2005.

Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest income as interest payments are received on the Company’s variable—rate assets. The change in the fair value of the Floor reflects an immaterial reclassification from accumulated other comprehensive income to interest expense in 2005. During 2006, the Company estimates that $15 thousand will be reclassified.

10. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	December 31, 2005	December 31, 2004
Leasehold improvements	$21,982	$15,311
Furniture, fixtures, and equipment	27,389	21,253
Buildings	1,403	1,373
Land	374	374

Subtotal	51,148	38,311

Less: accumulated depreciation and amortization	22,468	17,997

Premises and equipment, net	$28,680	$20,314

Depreciation and amortization expense related to premises and equipment was $5.6 million, $4.1 million, and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture, fixtures and equipment is 2-10 years with the exception of computer equipment, which is 3-5 years.

The Company is obligated for minimum payments under noncancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

(In thousands)	Minimum Lease Payments
2006	$11,292
2007	10,297
2008	8,326
2009	7,300
2010	6,933
Thereafter	38,813

Total	$82,961

During 2003, the Company reached an agreement with the landlord in Menlo Park, California to purchase the lease and terminate the Company’s lease agreement. In connection with this agreement the Company recorded an expense of approximately $1.5 million, net of tax, or $0.06 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2005, 2004, and 2003 was $9.9 million, $6.9 million, and $6.7 million, respectively.

11. EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND INTANGIBLE ASSETS

The following is an analysis of the activity in goodwill and intangible assets:

(In thousands) Intangibles	Balance at December 31, 2004	Acquisitions, Additions, and Reclasses	Amortization	Balance at December 31, 2005
Sand Hill Advisory Contracts	$870	$—	$(101)	$769
BPVI Advisory Contracts	1,878	—	(238)	1,640
DGHM Advisory Contracts	34,506	—	(3,794)	30,712
DGHM Non-Compete Agreements	984	—	(163)	821
FPB Core Deposit Intangibles	7,251	—	(712)	6,539
FPB Non-Compete Agreements	245	—	(113)	132
KLS Non-Compete Agreements	478	(81)	(66)	331
KLS Advisory Contracts	10,465	(3,556)	(967)	5,942
Gibraltar Core Deposit Intangibles	—	40,200	(1,173)	39,027
Gibraltar Advisory Contracts	—	11,900	(298)	11,602
Gibraltar Non-Competes	—	150	(9)	141

Total	$56,677	$48,613	$(7,634)	$97,656

(In thousands) Intangibles	Balance at December 31,2003	Acquisitions, Additions, and Reclasses	Amortization	Balance at December 31, 2004
Boston Private Bank—Other Intangibles	$122	$(117)	$(5)	$—
Sand Hill Advisory Contracts	899	75	(104)	870
BPVI Advisory Contracts	2,116	—	(238)	1,878
DGHM Advisory Contracts	—	38,300	(3,794)	34,506
DGHM Non-Compete Agreements	—	1,130	(146)	984
FPB Core Deposit Intangibles	—	7,600	(349)	7,251
FPB Non-Compete Agreements	—	273	(28)	245
KLS Non-Compete Agreements	—	478	—	478
KLS Advisory Contracts	—	10,465	—	10,465

Total	$3,137	$58,204	$(4,664)	$56,677

(In thousands) Goodwill	Balance at December 31, 2004	Acquisitions, Additions, Reclasses, and Adjustments	Balance at December 31, 2005
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	(216)	56,890
FPB	37,240	(2,607)	34,633
KLS	19,116	3,713	22,829
Gibraltar	—	155,375	155,375

Total	$130,486	$156,265	$286,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands) Goodwill	Balance at December 31, 2003	Acquisitions, Additions, Reclasses, and Adjustments	Balance at December 31, 2004
Boston Private Bank	$2,286	$117	$2,403
Sand Hill	13,561	(144)	13,417
BPVI	1,334	(130)	1,204
DGHM	—	57,106	57,106
FPB	—	37,240	37,240
KLS	—	19,116	19,116

Total	$17,181	$113,305	$130,486

The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts for Sand Hill and BPVI are being amortized over their estimated useful life of ten years on the straight-line method. DGHM, KLS, and Gibraltar advisory contracts are being amortized on the declining balance method. Under the declining balance method for DGHM, approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method. Under the declining balance method for KLS, approximately 10% of the net advisory contracts will be amortized each year for six years. The Company expects to amortize the remaining unamortized cost over a nine-year life using the straight-line method. Under the declining balance method for Gibraltar, approximately 10% of the net advisory contracts will be amortized each year for five years. The Company expects to amortize the remaining unamortized cost over a ten-year life using the straight-line method. The weighted average amortization period of the Company’s intangibles at December 31, 2005 is approximately 14 years.

The value attributable to the core deposit intangibles (“CDI”) is a function of the expected longevity of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The intangible value of CDI is being amortized over fifteen years for FPB and eight years for Encino, included with FPB, on a straight-line basis. The intangible value of CDI for Gibraltar is being amortized on a 175% declining balance for the first seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method.

The value attributable to the non-compete agreements was based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the contractual lives of the agreements, which range from 2 to 7 years.

The gross carrying amount and accumulated amortization for the Company’s identified intangible assets subject to amortization was $110.2 million and $12.5 million at December 31, 2005 and $61.6 million and $4.9 million at December 31, 2004. The estimated annual amortization expense for these intangibles over the next five years is:

(In thousands)
2006	$11,348
2007	$10,128
2008	$9,100
2009	$8,201
2010	$7,397

The goodwill is expected to be deductible for tax purposes except for Gibraltar and FPB, which includes Encino.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEPOSITS

Deposits are summarized as follows:

(In thousands)	December 31, 2005	December 31, 2004
Demand deposits (non-interest bearing)	$779,606	$463,008
NOW	370,718	229,461
Savings	73,836	37,686
Money market	1,876,393	1,134,218
Certificates of deposit under $100,000	138,519	106,486
Certificates of deposit $100,000 or greater	509,069	415,509

Total	$3,748,141	$2,386,368

Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2005	December 31, 2004
Less than 3 months remaining	$292,797	$280,673
3 to 6 months remaining	156,992	132,139
6 to 12 months remaining	120,180	57,766
1 to 3 years remaining	58,698	34,624
3 to 5 years remaining	8,913	4,050
More than 5 years remaining	10,008	12,743

Total	$647,588	$521,995

Interest expense on certificates of deposit $100,000 or greater was $12.8 million, $6.1 million, and $3.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

$2.2 million and $1.6 million of overdrawn deposit accounts were reclassed to loans at December 31, 2005 and 2004, respectively.

13. FEDERAL HOME LOAN BANK BORROWINGS

Boston Private Bank is a member of the Federal Home Loan Bank ( “FHLB”) of Boston. Borel and FPB are members of the FHLB of San Francisco. Gibraltar is a member of the FHLB of Atlanta. As members of a FHLB, the Banks have access to short and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 50% and 75% based on the type of the underlying collateral. As of December 31, 2005, Boston Private Bank had $320.5 million of borrowings outstanding and available credit of $259.5 million. Boston Private Bank had additional short-term federal fund lines with the FHLB of $15.0 million at December 31, 2005. Borel had no outstanding borrowings at December 31, 2005. Borel had available credit with the FHLB of $114.4 million as of December 31, 2005. FPB had no outstanding borrowings at December 31, 2005. FPB also had available credit with the FHLB of $86.2 million as of December 31, 2005. Gibraltar had $40.7 million of borrowings outstanding and available credit of $343.9 million at December 31, 2005. The carrying amount of Gibraltar’s FHLB borrowings is $41.5 million due to the unamortized amount of the fair market valuation adjustment at the time of acquisition.

As members of the FHLB, the Banks are required to invest in the common stock of the FHLB. In April of 2004, the FHLB changed their capital structure. At that time, all outstanding stock that the Banks owned was converted to Class B stock which may not be redeemed earlier than five years. Additional purchases of stock may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not be redeemed earlier than five years from date of purchase. There is a membership stock investment base requirement in the amount of 35 basis points of all pledgable assets and an activity based stock requirement equal to 4.5% of outstanding advances from the FHLB. As and when such stock is redeemed, the Banks would receive from the FHLB an amount equal to the par value of the stock. As of December 31, 2005, the Banks’ FHLB stock holdings totaled $27.6 million. The Banks’ investment in FHLB stock is recorded at cost and is redeemable at par.

A summary of borrowings, including Gibraltar’s fair market value adjustment, from the Federal Home Loan Banks is as follows:

	December 31, 2005		December 31, 2004
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$39,715	3.72%	$17,500	3.61%
Over 1 to 2 years	58,904	4.01%	38,179	3.65%
Over 2 to 3 years	56,621	3.99%	58,504	3.99%
Over 3 to 5 years	97,575	4.72%	72,282	3.83%
Over 5 years	109,190	4.54%	88,722	4.78%

Total	$362,005	4.32%	$275,187	4.13%

14. SHORT-TERM BORROWINGS

(In thousands)	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
2005
Outstanding at end of period	$—	$107,353
Maximum outstanding at any month-end	37,000	107,353
Average balance for the year	5,799	100,362
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	3.29%	1.13%

2004
Outstanding at end of period	$—	$84,550
Maximum outstanding at any month-end	16,500	84,550
Average balance for the year	2,041	76,784
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	1.43%	1.03%

2003
Outstanding at end of period	$—	$65,770
Maximum outstanding at any month-end	—	77,700
Average balance for the year	945	72,267
Weighted average rate at end of period	—%	1.06%
Weighted average rate paid for the period	1.35%	1.12%

The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. The securities underlying the agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remain under the Company’s control. Investment securities with a market value of $107.7 million and $85.0 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company had an unused line of credit from an unaffiliated bank, which totaled $75.0 million. The Company and its bank subsidiaries are required to maintain specified minimum balances or ratios for: capital, adjusted net tangible capital to adjusted tangible asset ratios, debt equity ratios, loan ratios, non-performing asset ratios, return on average assets, and starting in 2006, cash flow requirements for the nonbanks. The credit agreement also includes other covenants, including a restriction limiting dividends to 35% of earnings. The Company was in compliance with all the loan covenants as of December 31, 2005.

As of December 31, 2005, the Banks had unused federal fund lines with the FHLB and other correspondent banks of $152.5 million.

15. JUNIOR SUBORDINATED DEBENTURES

On September 27, 2005 the Company and Boston Private Capital Trust II, a Delaware statutory trust (the “Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities to be issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and have an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, the Trust II’s preferred securities will convert to a floating rate of a three-month London Inter Bank Offering Rate (“LIBOR”) plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application.

Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities.

The junior subordinated debentures mature on December 30, 2035, and may not be redeemed prior to or on December 30, 2010, except that they may be redeemed at any time upon the occurrence and continuation of certain special events.

The Company has the following covenants with regard to Trust II:

•	for so long as Trust II’s preferred securities remain outstanding, the Company shall maintain 100% ownership of the Trust II’s common securities;

•	The Company will use its commercially reasonable efforts to ensure Trust II remains a statutory trust, except in connection with a distribution of debt securities to the holders of the Trust II securities in liquidation of Trust II, the redemption of all Trust II’s securities or mergers, consolidations or incorporation, each as permitted by Trust II’s declaration of trust;

•	to continue to be classified as a grantor trust for United States federal income tax purposes; and

•	The Company will ensure each holder of Trust II’s preferred securities is treated as owning an undivided beneficial interest in the junior subordinated debentures.

At December 31, 2005, the Company was in compliance with the above covenants.

So long as the Company is not in default in the payment of interest on the junior subordinated debentures, the Company has the right under the indenture to defer payments of interest for up to 20 consecutive quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods. The Company has no current intention to exercise its right to defer interest payments on the junior convertible debentures issued to the Trust II. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated debentures.

Boston Private Capital Trust I

On October 5, 2004 the Company and Boston Private Capital Trust I, a Delaware statutory trust (the “Trust I”), entered into a Purchase Agreement for the sale of $75 million of convertible trust preferred securities to be issued by the Trust I and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034. The Company also granted the initial purchasers an option to purchase up to an additional $30 million of convertible trust preferred securities, which was exercised on November 1, 2004.

Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of the Trust I. The Company owns all of the Trust I’s common securities. The Trust I’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.

The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2005 was 1.5152. The trust preferred securities may not be redeemed prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of Boston Private’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming all $105 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 3,181,920 shares of common stock, based on the December 31, 2005 conversion ratio.

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

The Company has the following covenants with regard to the Trust I:

•	to cause Trust I to remain a statutory business Trust and not try to voluntarily dissolve, wind-up, liquidate or terminate except as permitted by the Trust agreement;

•	to maintain directly or indirectly ownership of all of the common securities of Trust I;

•	to use its commercially reasonable efforts to ensure that Trust I will not be an “investment company” under the Investment Company Act of 1940, as amended from time to time, or any successor legislation; and

•	to take no action that would be reasonably likely to cause Trust I to be classified as an association or a partnership taxable as a corporation for United States federal income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company was in compliance with the above covenants.

So long as the Company is not in default in the payment of interest on the junior subordinated convertible debentures, the Company has the right under the indenture to defer payments of interest. The Company has no current intention to exercise its right to defer interest payments on the junior subordinated convertible debentures issued to the Trust I. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated convertible debentures.

FPB junior subordinated debentures

The Company, through the acquisition of FPB, assumed the outstanding amount of FPB’s junior subordinated debentures of $6 million. The trust preferred securities have a floating rate based on the 3 month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2005 was 7.67%. The junior subordinated debentures will mature on March 26, 2033, and may not be redeemed prior to, or on March 26, 2008, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

Gibraltar junior subordinated debentures

The Company, through the acquisition of Gibraltar, assumed the outstanding amount of Gibraltar’s junior subordinated debentures of $16 million. The trust preferred securities pay interest quarterly at a floating rate based on the LIBOR plus a margin of 2.27%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application. The interest rate on December 31, 2005 was 6.65%. The junior subordinated debentures will mature on February 23, 2035, and may not be redeemed prior to, or on February 23, 2010, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

Debt issuance costs for the Trusts are recorded as an asset and amortized over the contractual life of the securities.

16. INCOME TAXES

The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Current expense:
Federal	$21,298	$17,070	$11,939
State	8,153	5,740	5,956

Total current expense	29,451	22,810	17,895
Deferred expense (benefit):
Federal	(1,338)	(3,717)	(3,684)
State	(834)	(800)	(1,407)

Total deferred expense (benefit)	(2,172)	(4,517)	(5,091)

Income tax expense	$27,279	$18,293	$12,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense for 2005, 2004, and 2003 varied from the amount computed by applying the Federal statutory rate to income before income taxes. A reconciliation between the expected Federal income tax expense using the Federal statutory rate of 35% to actual income tax expense and resulting effective tax rate for 2005, 2004 and 2003 follows:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income tax, net of Federal tax benefit	6.5%	6.4%	4.6%
Tax exempt interest, net	(3.3)%	(4.8)%	(4.5)%
Tax credits	(1.5)%	(1.9)%	(1.7)%
Other, net	0.4%	0.5%	(0.3)%

Effective income tax rate before prior years REIT state tax charge	37.1%	35.2%	33.1%
Retroactive REIT state tax charge, net of Federal tax benefit	—%	—%	3.9%

Effective income tax rate	37.1%	35.2%	37.0%

In 2003, Massachusetts changed its tax laws regarding the treatment of real estate investment trusts (“REITs”). These changes eliminated the 95% dividends received deduction for dividends paid to Boston Private Bank by its subsidiary REIT for state tax purposes and purported to do so retroactively for the tax years 2002, 2001 and 2000. The Company entered into a settlement agreement with The Commonwealth of Massachusetts regarding tax liabilities relating to the Company’s having taken the deductions in those prior years and resolved these Massachusetts tax issues completely.

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2005	December 31, 2004
Gross deferred tax assets:
Allowance for losses on loans	$16,209	$10,543
Deferred and accrued compensation	10,404	8,119
Stock compensation	7,658	967
Acquired deferred tax asset	2,584	2,574
Unrealized loss on securities available-for-sale	2,257	430
Other	472	243

Gross deferred tax assets	39,584	22,876
Valuation allowance	—	—

Total deferred tax assets	39,584	22,876
Gross deferred tax liabilities:
Goodwill and acquired intangible assets	19,820	4,383
Unrealized gain on investments	549	—
Investment in partnerships	113	39

Total gross deferred tax liabilities	20,482	4,422

Net deferred tax asset	$19,102	$18,454

Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $49.9 million of future net taxable income to realize the net deferred tax asset at December 31, 2005. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

17. EMPLOYEE BENEFITS

Employee 401(k) Profit Sharing Plan

The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank & Trust Company 401(k) plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan were merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated expenses relating to the above mentioned plans were $1.8 million, $1.5 million, and $1.6 million, in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 57,686 shares issued under the plan during fiscal year 2005. As of December 31, 2005 there were 124,904 shares reserved for future issuance.

Salary Continuation Plans

Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. An individual covered under the plan resigned in October 2005 and forfeited his benefit. As of that date, $336 thousand had been accrued and was reversed. The expense, exclusive of the forfeiture, relating to these plans was $274 thousand, $275 thousand, and $251 thousand, for 2005, 2004 and 2003, respectively. The amount recognized in other liabilities was $2.6 million and $3.0 million at December 31, 2005 and 2004, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.7 million and $5.5 million, which are included in Other Assets on the accompanying balance sheets, as of December 31, 2005 and 2004, respectively.

FPB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $296 thousand and $263 thousand in 2005 and 2004, respectively. The net amount recognized in other liabilities was $1.2 million and $904 thousand at December 31, 2005 and 2004, respectively. FPB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $2.7 million, which are included in Other Assets on the accompanying balance sheet as of December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan

The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The increase in value is recognized as compensation expense. Historically, the deferred compensation liability was not funded. However, during 2003, the Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in Other Income.

Incentive Plans

Under the 2004 Stock Option and Incentive Plan (the “Plan”), the Company may grant options or stock to its officers, employees, non-employee directors and other key persons of the Company for an amount not to exceed 5% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. Under the Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted except for non-employee directors in which the exercise price shall be equal to the fair market value on the date the stock option is granted. Generally options expire ten years from the date granted and vest over a three-year period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a one to five-year period.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price	Number of Unexercised Options	Weighted Average Option Price
Options at beginning of year	3,463,407	$17.60	2,754,994	$15.02	2,361,164	$14.11
Granted	1,703,785	16.92	946,423	23.45	695,200	17.46
Exercised	(852,409)	12.38	(205,319)	10.67	(232,862)	10.81
Canceled	(87,717)	27.10	(32,691)	18.16	(68,508)	18.80

Options at end of year	4,227,066	$18.18	3,463,407	$17.60	2,754,994	$15.02

Options exercisable at year end	2,819,286	$14.31	2,145,042	$14.05	2,017,224	$13.64

Weighted average fair value of options granted during the year		$6.34		$5.86		$5.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Option Price	Number Exercisable	Weighted Average Option Price
$ 3.50 to $ 3.95	138,438	2.53	$3.72	138,438	$3.72
$ 4.00 to $ 6.00	415,890	4.06	4.75	415,890	4.75
$ 7.15 to $ 7.88	275,175	4.02	7.60	275,175	7.60
$ 7.91 to $ 9.13	266,731	3.61	8.61	266,731	8.61
$ 9.22 to $11.41	270,708	5.88	10.04	270,708	10.04
$13.16 to $16.72	472,381	7.30	16.38	315,378	16.21
$18.33 to $18.80	308,709	5.77	18.74	302,041	18.74
$19.61 to $20.75	117,000	5.82	20.21	115,750	20.22
$22.26 to $23.50	378,343	6.32	22.41	374,508	22.40
$24.42 to $26.92	247,771	8.09	26.41	161,265	26.50
$27.06 to $30.79	1,335,920	8.73	27.20	183,402	27.17

Total	4,227,066	6.55	$18.18	2,819,286	$14.31

Supplemental Executive Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) with an executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004. Expected benefits were increased and full vesting age was increased to age 68. The actuarial present value of the projected benefit was $7.8 million and the accrued SERP liability was $2.4 million. The expense associated with the SERP was $1.4 million and $1.0 million in 2005 and 2004, respectively. The benefit will be fully accrued by November 2009. The discount rate used to calculate the SERP liability was 8.0% through July 2004 and 6.5%, thereafter.

18. OTHER OPERATING EXPENSE

Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Forms and supplies	$1,551	$1,089	$907
Telephone	827	576	412
Training and education	531	423	250
Postage	587	520	435
Insurance	2,834	2,296	1,637
Publications and subscriptions	372	273	303
Dues and memberships	347	263	251
Courier and express mail	759	585	431
Imputed interest on deferred acquisition liability	871	888	226
Provision for off-balance sheet risk	513	282	524
Other	3,871	2,812	1,689

Total	$13,063	$10,007	$7,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unused lines of credit, letters of credit, and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans and unused lines of credit are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

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

Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2005	December 31, 2004
Commitments to originate loans
Variable rate	$238,933	$112,251
Fixed rate	38,722	15,021

Total commitments to originate loans	$277,655	$127,272

Unused lines of credit	$820,152	$545,220
Letters of credit	$24,304	$15,711
Forward commitments to sell loans	$21,489	$43,813

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole.

The fair value estimates provided are made at a specific point in time, based on relevant market information and the characteristics of the financial instrument. The estimates do not provide for any premiums or discounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that could result from concentrations of ownership of a financial instrument. Because no active market exists for some of the Company’s financial instruments, certain fair value estimates are based on subjective judgments regarding current economic conditions, risk characteristics of the financial instruments, future expected loss experience, prepayment assumptions, and other factors. The resulting estimates involve uncertainties and therefore cannot be determined with precision. Changes made to any of the underlying assumptions could significantly affect the estimates.

The book values and fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
(In thousands)	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$372,316	$372,316	$128,914	$128,914
Securities:
Available-for-sale	512,742	512,742	520,084	520,084
Held-to-maturity	44,400	44,208	19,019	19,019
Loans, net (includes Loans Held for Sale)	3,599,516	3,628,376	2,265,963	2,265,857
Other assets	71,558	71,558	53,467	53,467
FINANCIAL LIABILITIES:
Deposits	3,748,141	3,745,378	2,386,368	2,385,802
FHLB borrowings	362,005	358,592	275,187	276,595
Junior subordinated debentures	234,021	242,505	114,434	127,034
Other liabilities	113,688	113,688	87,926	87,926

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FHLB Borrowings

The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

Junior Subordinated Debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2005. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB and Gibraltar acquisition approximates book because of the floating rate nature of the securities.

Other Liabilities

Other financial liabilities consist of securities sold under agreements to repurchase and accrued interest payable for which the carrying amount approximates fair value.

Financial Instruments with Off-Balance Sheet Risk

The Company’s commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore there is no fair value adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2005	December 31, 2004
ASSETS:
Cash	$4,723	$7,050
Investments securities held-to-maturity	27,464	18,919
Investment in wholly-owned and majority-owned subsidiaries:
Banks	564,232	252,399
Nonbanks	165,091	160,197
Investment in partnerships and trusts	20,148	12,152
Other assets	13,931	12,660

Total assets	$795,589	$463,377

LIABILITIES:
Deferred acquisition payments	$16,839	$21,021
Junior subordinated debentures	234,021	114,434
Accounts payable and accrued expenses	11,139	6,695

Total liabilities	261,999	142,150
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 34,800,393 shares in 2005, and 27,657,377 shares in 2004	34,800	27,657
Additional paid-in capital	354,064	183,890
Retained earnings	148,186	110,189
Accumulated other comprehensive loss	(3,460)	(509)

Total stockholders’ equity	533,590	321,227

Total liabilities and stockholders’ equity	$795,589	$463,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
INCOME:
Interest income	$513	$269	$187
Dividends from subsidiaries
Banks	—	425	2,000
Nonbanks	23,233	12,345	3,500
Other income	1,164	642	23

Total income	24,910	13,681	5,710

EXPENSES:
Salaries and employee benefits	11,762	8,919	5,731
Professional fees	3,554	3,132	1,405
Lease abandonment expense	—	—	2,375
Interest expense	7,484	1,497	—
Other expenses	3,274	2,561	1,808

Total expenses	26,074	16,109	11,319

Loss before income taxes	(1,164)	(2,428)	(5,609)

Income tax benefit	(8,843)	(6,242)	(4,546)
Income/(loss) before equity in undistributed earnings of subsidiaries	7,679	3,814	(1,063)
Equity in undistributed earnings of subsidiaries	38,639	29,820	22,886

Net income	$46,318	$33,634	$21,823

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,318	$33,634	$21,823
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries
Banks	(42,726)	(26,894)	(20,435)
Nonbanks	(19,146)	(15,696)	(7,951)
Dividends from subsidiaries
Banks	—	425	2,000
Nonbanks	20,038	12,345	3,500
Depreciation, amortization and accretion	2,675	919	730
Common shares issued as compensation	537	357	509
Tax savings on options exercised	5,400	1,089	1,384
Increase in other assets	(9,018)	(9,694)	(129)
Increase (decrease) in other liabilities	5,099	4,805	(1,252)

Net cash provided by operating activities	9,177	1,290	179

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(122,700)	(104,431)	(1,504)
Capital investment in subsidiaries
Banks	(22,000)	(40,198)	(4,168)
Nonbanks	—	(379)	(455)
Investment in partnerships	(3,387)	(3,555)	(104)
Purchase of investments securities held-to-maturity	(126,179)	(43,725)	—
Proceeds from maturities of investments securities held-to-maturity	117,634	24,806	—
Repayment/(loans) to nonbank affiliates	—	457	(157)

Net cash used in investing activities	(156,632)	(167,025)	(6,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,860	18,036	48,433
Proceeds from issuance of junior subordinated debentures, net	103,092	104,506	—
Proceeds from exercise of stock options	10,497	2,158	2,520
Dividends paid to stockholders	(8,321)	(6,451)	(4,542)

Net cash provided by financing activities	145,128	118,249	46,411

Net (decrease) increase in cash and cash equivalents	(2,327)	(47,486)	40,202
Cash and cash equivalents at beginning of year	7,050	54,536	14,334

Cash and cash equivalents at end of year	$4,723	$7,050	$54,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. SELECTED QUARTERLY DATA (UNAUDITED)

	2005
(In thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$43,916	$30,052	$28,294	$26,477
Non-interest income	35,584	34,718	32,366	31,919

Total revenues	79,500	64,770	60,660	58,396
Provision for loan losses	2,070	1,728	778	862
Non-interest expense and minority interest	55,371	43,614	42,378	42,928

Income before taxes	22,059	19,428	17,504	14,606

Income taxes	8,068	7,416	6,490	5,305

Net income	$13,991	$12,012	$11,014	$9,301

Earnings per share
Basic	$0.41	$0.43	$0.39	$0.34

Diluted	$0.38	$0.40	$0.37	$0.32

	2004
(In thousands, except share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$25,466	$23,009	$20,920	$19,184
Non-interest income	30,479	26,863	26,753	24,118

Total revenues	55,945	49,872	47,673	43,302
Provision for loan losses	1,759	795	963	768
Non-interest expense and minority interest	39,388	35,497	34,118	31,577

Income before taxes	14,798	13,580	12,592	10,957
Income taxes	5,332	4,800	4,437	3,724

Net income	$9,466	$8,780	$8,155	$7,233

Earnings per share
Basic	$0.35	$0.32	$0.30	$0.26

Diluted	$0.33	$0.31	$0.29	$0.25

23. REGULATORY MATTERS

Investment Management

The Company’s investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and by state regulatory agencies. Specifically, six of the Company’s subsidiaries, including Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET, are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield and DGHM act as sub-advisers and Sand Hill acts as an adviser to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Security Act of 1974, (“ERISA”) to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

The Company and its subsidiaries are also subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System, (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of Boston Private Bank, Borel, FPB, and Gibraltar to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, and by the Office of Thrift Supervision (“OTS”). The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to foster the safety and soundness of the Banks and protect depositors and not for the purpose of protecting stockholders.

The Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Banks’ assets and certain off-balance sheet items as calculated under regulatory accounting standards. The Banks’ respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill and purchased intangibles, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2005, management believes that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2005, Boston Private Bank, Borel, FPB, and Gibraltar meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2005 that management believes have adversely changed the Company’s or the Banks’ categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts and regulatory capital requirements as of December 31, 2005 and 2004 are presented in the tables below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2005
Total risk-based capital:
Company	$445,044	13.00%	$273,930	>8.0%	$342,413	>10.0%
Boston Private Bank	155,992	10.99	113,562	8.0	141,953	10.0
Borel	85,498	11.33	60,369	8.0	75,461	10.0
FPB	44,223	11.85	29,844	8.0	37,305	10.0
Gibraltar	92,764	11.41	65,023	8.0	81,279	10.0
Tier I risk-based:
Company	354,904	10.36	136,965	4.0	205,448	6.0
Boston Private Bank	138,233	9.74	56,781	4.0	85,172	6.0
Borel	76,062	10.08	30,184	4.0	45,277	6.0
FPB	39,734	10.65	14,922	4.0	22,383	6.0
Gibraltar	83,563	10.28	32,512	4.0	48,767	6.0
Tier I leverage capital:
Company	354,904	7.48	189,887	4.0	237,358	5.0
Boston Private Bank	138,233	6.42	86,106	4.0	107,633	5.0
Borel	76,062	8.93	34,064	4.0	42,580	5.0
FPB	39,734	9.21	17,255	4.0	21,569	5.0
Gibraltar	83,563	7.59	44,045	4.0	55,057	5.0

AS OF DECEMBER 31, 2004
Total risk-based capital:
Company	$270,740	12.17%	$177,955	>8.0%	$222,444	>10.0%
Boston Private Bank	131,550	10.77	97,719	8.0	122,149	10.0
Borel	67,471	10.41	51,846	8.0	64,808	10.0
FPB	33,456	11.41	23,455	8.0	29,319	10.0
Tier I risk-based:
Company	242,933	10.92	88,978	4.0	133,466	6.0
Boston Private Bank	116,266	9.52	48,860	4.0	73,289	6.0
Borel	59,524	9.18	25,923	4.0	38,885	6.0
FPB	29,981	10.23	11,727	4.0	17,591	6.0
Tier I leverage capital:
Company	242,933	7.88	123,245	4.0	154,056	5.0
Boston Private Bank	116,266	6.20	74,979	4.0	93,723	5.0
Borel	59,524	7.95	29,952	4.0	37,440	5.0
FPB	29,981	7.64	15,695	4.0	19,619	5.0

Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. LITIGATION AND CONTINGENCIES

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

Trust Litigation

Since 1984, Borel has served as a trustee of a private family trust (“Family Trust”), which was a joint owner of certain real property known as the Guadalupe Oil Field. In litigation commenced in 1994, certain beneficiaries of the Family Trust claimed Borel breached its fiduciary duties in managing oil and gas leases on the Guadalupe Oil Field and, following the discovery of environmental contamination on the property, by negotiating, and later finalizing, a Settlement Agreement and Purchase and Sale Agreement conveying the property to Union Oil Company of California (d/b/a UNOCAL), the operator of the oil field. In the first lawsuit, in which the beneficiaries sought to remove Borel as trustee, Borel prevailed at trial and obtained final judgment in its favor. In several subsequent lawsuits, Borel has prevailed on all material issues. In all such actions, the court has either entered final judgments in Borel’s favor or voluntary dismissals with prejudice.

One beneficiary—a contingent remainder beneficiary—has split with the other plaintiff beneficiaries and has refused to participate in the voluntary dismissals with prejudice. Following the dismissal of his separate actions against Borel in the state court, this beneficiary, acting pro se, filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the plaintiff beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the Settlement Agreement and Purchase and Sale Agreement, to have the Guadalupe Oil Fields returned to the Family Trust, and to recover unspecified damages against Borel and others for alleged mismanagement of the Guadalupe Oil Field and for sale of the property. In a 1998 trial of the action to remove Borel as trustee, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed in that action. In November 2005 the federal district court dismissed the entire action as to Borel and its co-defendants based on the prior final judgments in the state court and on lack of federal jurisdiction. The plaintiff beneficiary has appealed from the judgment. Appellate briefs have not yet been filed.

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

25. RELATED PARTY TRANSACTIONS

In connection with the relocation of its headquarters office, Borel entered into a ten-year lease during 1986 for office space located in the Borel Financial Center in San Mateo, CA, which is owned by the Borel Estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, a limited partnership. Two of the general partners of Borel Estate Company are relatives of Borel’s Vice-Chairman and Director Harold A. Fick and of Director Ronald G. Fick. The Vice Chairman of the Board of Borel, Miller Ream, is a general partner in a limited partnership, which is the other general partner. The limited partners of Borel Estate Company are Harold A. Fick, Ronald G. Fick and two of their relatives. During 2005, 2004 and 2003, respectively, Borel Estate Company received $1.2 million, $1.1 million, and $1.0 million in rental payments from Borel. In December 2001, Borel exercised its second option to extend the lease for an additional five-year term. The lease payments for this additional period, starting March 13, 2002 were calculated in accordance with the terms of the original lease. In July 2002 Borel acquired an additional 2,957 square feet of rentable space within the building and negotiated inclusion of that space into its existing lease at the same cost per square foot. The lease extension of this additional space calls for renewals at 100% of fair market value. Effective January 1, 2004, Borel has contracted for an additional 3,039 square feet of space at the Borel Financial Center for the next 38 months, the term remaining in the second extension to the original lease.

The Northridge Insurance Agency (“NIA”) provided insurance services to FPB in 2004. Stanley Bryant, who is a director of FPB, is a principal and agent for NIA. The total payments to NIA were approximately $83 thousand in 2004.

Stephen M. Waters, who is a director of the Company, has an outstanding loan for approximately $8 million, as of December 31, 2005, with Boston Private Bank. In addition to this loan, Mr. Waters also is a guarantor on four other loans with Boston Private Bank totaling approximately $460 thousand at December 31, 2005. These loans were originated prior to Mr. Waters becoming a director of the Company. These loans are all current as of December 31, 2005. These loans were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Robert J. Whelan, who is Executive Vice President and Chief Financial Officer of the Company, has an outstanding residential mortgage loan for approximately $200 thousand, as of December 31, 2005, with Boston Private Bank. This loan was originated prior to Mr. Whelan being employed by the Company. This loan was current as of December 31, 2005. This loan was made in the ordinary course of business under normal credit terms, including interest rate and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and does not represent more than normal credit risk.

26. COMMON STOCK

In December of 2003 the Company entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Merrill Lynch Affiliate”) agreed to borrow and sell 2.3 million shares of the Company’s common stock. In the first quarter of 2004, the Company drew down 700,000 shares of stock under the forward sale agreement.

On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the “Amendment”) with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company’s common stock in December of 2003 with the proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company’s discretion up to and including December 17, 2004 at an initial forward price determined in accordance with a pre-determined schedule subject to increases based on a floating interest factor equal to the federal funds rate, less a spread. Under the Amendment, the settlement date was extended until December 31, 2005.

On September 29, 2005 the Company settled the Amendment. Under the settlement terms of the forward sale agreement, the Company received approximately $36.4 million in proceeds from the issuance of 1.6 million shares of the Company’s common stock, at an initial forward price of $22.74 per share. The proceeds were used to assist in funding the Gibraltar acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the forward sale agreement, through settlement date, is reflected in the financial statements through an increase to diluted common shares outstanding.

27. SUBSEQUENT EVENT

On February 27, 2006 the Company announced the signing of a definitive agreement with Anchor Capital and Anchor /Russell to acquire an 80% interest in Anchor Holdings LLC, a newly created holding company that will own Anchor Capital and Anchor/Russell. The remaining 20% interest will be held by management of Anchor Capital and Anchor/Russell.

Under the terms of the agreement the Company will pay 60% of the total consideration, or approximately $44.0 million, at the time of closing, in a combination of both cash and Boston Private common stock. The balance of the consideration will be made in payments of Boston private common stock over five years. The amount of the future payments will be contingent upon reaching earnings goals through the five-year earn-out period.

Anchor Capital is a value-oriented investment advisor specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and Separately Managed Accounts programs sponsored by the Franklin Russell Company. The transaction is expected to close in the second quarter 2006 pending regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston	Private Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 26 percent and total revenues constituting 6 percent in 2005 of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expresses an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Gibraltar Private Bank & Trust Company

Coral Gables, Florida:

We have audited the consolidated balance sheets of Gibraltar Private Bank & Trust Company and Subsidiary (the “Bank”) at December 31, 2005 and October 1, 2005, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the three months ended December 31, 2005. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Accounting Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Out audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2005 and October 1, 2005, and the results of their operations and their cash flows for the three months ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

Fort Lauderdale, Florida

February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston	Private Financial Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Boston Private Financial Holdings, Inc. the (“Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial control reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company acquired Gibraltar Financial Corporation (“Gibraltar”) on October 1, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Gibraltar’s internal control over financial reporting, with associated assets of $1.3 billion and total revenue of $15.7 million generated by Gibraltar that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements. We did not audit the financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 26 percent and total revenue constituting 6 percent in 2005 of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the financial statements, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company, is based solely on the report of the other auditors.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer, President, and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer, President, and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management’s Report on Internal Control over Financial Reporting

The management of Boston Private Financial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability and preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework. The Company acquired Gibraltar Financial Corp. (“Gibraltar”) on October 1, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Gibraltar’s internal control over financial reporting, with associated assets of $1.3 billion and total revenue of $15.7 million generated by Gibraltar that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by the Company’s independent registered public accounting firm, KPMG LLP, as stated in their report which is included elsewhere herein.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting, except for Gibraltar as noted above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the definitive Proxy Statement (the “Proxy Statement”) for the 2006 Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8 “Financial Statements and Summary Data in Note 25—Related Party Transactions in Notes to Consolidated Financial Statements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

None

(3) Exhibits

Exhibit No.	Description
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

3.4	By-laws of Boston Private Financial Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 6, 2000)

3.5	Amendment to By-laws of Boston Private Financial Holdings, Inc., dated April 18, 2002 (incorporated by reference to Exhibit 3.5 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.1	Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-4 filed on August 16, 2001)

10.2	Amendment to Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-4 filed on August 16, 2001)

10.3	Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Ronald G. Fick, dated December 28, 1988 (incorporated by reference to exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.4	Amendment to Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Ronald G. Fick, dated January 17, 1987 (incorporated by reference to exhibit 10.4 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.5	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.6	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.7	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.8	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

Exhibit No.	Description
10.9	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.10	Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 6, 2000)

10.11	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Richard N. Thielen, dated November 17, 2003 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.12	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003 (incorporated by reference to Exhibit 10.14 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.13	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.14	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on July 24, 2001)

10.15	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

10.16	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.17	Borel Private Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on December 3, 2001)

10.18	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003

10.19	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.20	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.21	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.22	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)

10.23	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003 (incorporated by reference to exhibit 10.24 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 15, 2005)

Exhibit No.	Description
10.24	Executive employment agreement dated January 1, 2004 by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.25	First Amendment to the Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.26	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on June 15, 2004)

10.27	Amended and Restated Credit Agreement by and between Boston Private Financial Holdings, Inc. and Sun Trust Bank dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 1, 2004)

10.28	Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.29	Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.30	First Private Bank & Trust 1994 Stock Option Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on March 5, 2004)

10.31	Purchase Agreement dated October 5, 2004 between Boston Private Financial Holdings, Inc. and Boston Private Capital Trust I; for the sale of convertible trust preferred securities (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2004.)

10.32	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed March 7, 2005)

10.33	Indenture dated September 27, 2005 between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.34	Guarantee Agreement dated as of September 27, 2005 by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.35	Amended and Restated Declaration of Trust of Boston Private Capital Trust II dated September 27, 2005 (incorporated by reference to Exhibit 10.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.36	Revolving Credit Agreement by and between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as administrative agent, dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on December 28, 2005)

Exhibit No.	Description
10.37	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Steven D. Hayworth dated April 18, 2005 (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-4/A filed on July 12, 2005)

10.38	Gibraltar Financial Corporation Amended and Restated 1996 Employee Stock Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.39	Gibraltar Financial Corporation 2002 Non-Employee Director and Agent Stock Incentive Plan, as amended (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

11.1	Statement regarding computation of per share earnings (set forth in the “Notes to Consolidated Financial Statements” herewith)

*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.

*23.1	Consent of KPMG LLP

*23.2	Consent of Hacker, Johnson & Smith PA

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of 2005:

On October 6, 2005 the Company filed a Current Report, dated October 1, 2005, on Form 8-K regarding: the Company completing the acquisition of Gibraltar Financial Corporation, the holding company of Gibraltar Bank, FSB; and the Company settled an amended and restated forward sale agreement with an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

On October 27, 2005 the Company filed a Current Report dated October 26, 2005, on Form 8-K regarding the press release that was issued announcing the Company’s financial results for the third quarter of 2005.

On November 7, 2005 the Company filed a Current Report dated November 3, 2005, on Form 8-K regarding the election of John A. Straus as a director of the Company.

On December 14, 2005 the Company filed a Current Report dated October 1, 2005, on Form 8-K/A regarding the pro forma information in connection with the closing of the acquisition of Gibraltar Financial Corporation.

On December 28, 2005 the Company filed a Current Report dated December 23, 2005, on Form 8-K regarding the Company entering into a credit agreement with SunTrust Bank to provide a committed line of credit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 2006.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/S/ TIMOTHY L. VAILL
Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 10, 2006

/s/ WALTER M. PRESSEY Walter M. Pressey	President	March 10, 2006

/s/ ROBERT J. WHELAN Robert J. Whelan	Executive Vice President and Chief Financial Officer	March 10, 2006

/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	March 10, 2006

/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 10, 2006

/s/ PETER C. BENNETT Peter C. Bennett	Director	March 10, 2006

/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 10, 2006

/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	March 10, 2006

/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 10, 2006

/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	March 10, 2006

/s/ JOHN A. STRAUS John A. Straus	Director	March 10, 2006

/s/ WILLIAM J. SHEA William J. Shea	Director	March 10, 2006

/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 10, 2006

/s/ STEPHEN M. WATERS Stephen M. Waters	Director	March 10, 2006