Form 10-Q
period 2006-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2006-05-10
CIK 821127

As filed with the Securities and Exchange Commission on May 10, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2006:

Common Stock-Par Value $1.00	35,257,416
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005*
	(In thousands, except share data)
Assets:
Cash and due from banks	$99,074	$116,925
Federal funds sold	253,726	255,391

Cash and cash equivalents	352,800	372,316
Investment securities:
Available-for-sale (amortized cost of $544,730 and $518,398, respectively)	537,652	512,742
Held-to-maturity (fair value of $16,261 and $44,208, respectively)	16,486	44,400

Total investment securities	554,138	557,142
Loans held for sale	2,842	12,883
Loans:
Commercial	1,665,543	1,649,973
Construction	443,686	389,470
Residential mortgage	1,405,984	1,338,607
Home equity and other consumer loans	243,565	246,190

Total loans	3,758,778	3,624,240
Less: allowance for loan losses	38,243	37,607

Net loans	3,720,535	3,586,633
Stock in Federal Home Loan Banks and Banker’s Bank	31,541	27,718
Premises and equipment, net	29,697	28,680
Goodwill	286,595	286,751
Intangible assets, net	94,681	97,656
Fees receivable	25,982	24,681
Accrued interest receivable	19,493	19,159
Other assets	112,960	104,949

Total assets	$5,231,264	$5,118,568

Liabilities:
Deposits	$3,804,122	$3,748,141
Securities sold under agreements to repurchase	105,335	107,353
Federal Home Loan Bank borrowings	423,080	362,005
Junior subordinated debentures	234,021	234,021
Accrued interest payable	6,382	6,335
Deferred acquisition obligations	13,674	17,628
Other liabilities	88,960	103,737

Total liabilities	$4,675,574	$4,579,220

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 35,181,145 shares at March 31, 2006 and 34,800,393 shares at December 31, 2005	35,181	34,800
Additional paid-in capital	381,846	374,819
Retained earnings	143,223	133,189
Accumulated other comprehensive loss	(4,560)	(3,460)

Total stockholders’ equity	555,690	539,348

Total liabilities and stockholders’ equity	$5,231,264	$5,118,568

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005*
	(In thousands, except share data)
Interest and dividend income:
Loans	$61,145	$32,973
Taxable investment securities	2,787	1,744
Non-taxable investment securities	1,575	1,452
Mortgage-backed securities	412	401
Federal funds sold and other	2,267	1,078

Total interest and dividend income	68,186	37,648

Interest expense:
Deposits	16,522	6,559
Federal Home Loan Bank borrowings	4,341	2,928
Junior subordinated debentures	3,258	1,392
Securities sold under agreements to repurchase	369	262
Federal funds purchased and other	128	30

Total interest expense	24,618	11,171

Net interest income	43,568	26,477
Provision for loan losses	1,163	862

Net interest income after provision for loan losses	42,405	25,615

Fees and other income:
Investment management and trust fees	30,355	25,136
Wealth advisory fees	4,869	4,579
Earnings in equity investments	772	216
Deposit account service charges	444	317
Gain on sale of loans, net	457	306
Gain on sale of investment securities, net	—	4
Other	1,385	1,361

Total fees and other income	38,282	31,919

Operating expense:
Salaries and employee benefits	39,375	28,909
Occupancy and equipment	6,558	4,712
Professional services	2,808	2,745
Marketing and business development	2,336	1,531
Contract services and processing	1,230	762
Amortization of intangibles	2,875	1,539
Other	4,517	3,147

Total operating expense	59,699	43,345

Minority interest	814	573

Income before income taxes	20,174	13,616

Income tax expense	7,346	4,900

Net income	$12,828	$8,716

Per share data:
Basic earnings per share	$0.37	$0.32

Diluted earnings per share	$0.35	$0.30

Average basic common shares outstanding	34,621,181	27,521,902
Average diluted common shares outstanding	39,228,346	31,937,941

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands, except share data)
Balance at December 31, 2004*	$27,657	$201,421	$97,965	$(509)	$326,534
Comprehensive Income:
Net income	—	—	8,716	—	8,716
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(2,512)	(2,512)

Total comprehensive income, net of tax					6,204
Dividends paid to shareholders	—	—	(1,954)	—	(1,954)
Proceeds from issuance of 80,149 shares of common stock	80	1,869	—	—	1,949
Issuance of 58,000 shares of incentive common stock	58	(58)	—	—	—
Amortization of incentive stock grants	—	567	—	—	567
Amortization of stock options and employee stock purchase plan	—	990	—	—	990
Stock options exercised	182	1,906	—	—	2,088
Excess tax savings on stock options exercised	—	1,014	—	—	1,014

Balance at March 31, 2005*	$27,977	$207,709	$104,727	$(3,021)	$337,392

Balance at December 31, 2005*	$34,800	$374,819	$133,189	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	12,828	—	12,828
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(888)	(888)
Changes in unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	(212)	(212)

Total comprehensive income, net of tax					11,728
Dividends paid to shareholders	—	—	(2,794)	—	(2,794)
Proceeds from issuance of 60,842 shares of common stock	61	1,558	—	—	1,619
Issuance of 71,923 shares of incentive stock grants	72	(72)	—	—	—
Amortization of incentive stock grants	—	694	—	—	694
Amortization of stock options and employee stock purchase plan	—	1,415	—	—	1,415
Stock options exercised	248	2,613	—	—	2,861
Excess tax savings on stock options exercised	—	819	—	—	819

Balance at March 31, 2006	$35,181	$381,846	$143,223	$(4,560)	$555,690

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005*
	(In thousands)
Cash flows from operating activities:
Net income	$12,828	$8,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,180	5,306
Loans originated for sale	(31,120)	(130,914)
Proceeds from sale of loans held for sale	41,360	150,122
Net increase in other operating activities	(21,674)	(4,434)

Net cash provided by operating activities	7,574	28,796

Cash flows from investing activities:
Maturity of short-term investments	—	19,019
Investment securities available-for-sale:
Purchases	(111,747)	(147,464)
Sales	—	12,164
Maturities and principal payments	84,701	96,827
Investment securities held-to-maturity:
Purchases	(19,935)	—
Maturities and principal payments	47,960	—
Investments in trusts	(578)	(3,632)
Purchase of Federal Home Loan Banks stock	(3,823)	(1,001)
Net increase in portfolio loans	(133,628)	(70,461)
Capital expenditures, net of sale proceeds	(2,803)	(2,054)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(3,749)	(5,156)

Net cash used in investing activities	(143,602)	(101,758)

Cash flows from financing activities:
Net increase in deposits	55,981	304,403
Net (decrease) increase in short-term borrowings	(2,018)	19,819
Proceeds from Federal Home Loan Bank borrowings	208,199	22,875
Repayments of Federal Home Loan Bank borrowings	(147,078)	(858)
Dividends paid to stockholders	(2,794)	(1,954)
Excess tax savings on stock options exercised	819	1,014
Proceeds from stock option exercises	2,861	2,088
Proceeds from issuance of common stock, net	542	544

Net cash provided by financing activities	116,512	347,931

Net (decrease) increase in cash and cash equivalents	(19,516)	274,969
Cash and cash equivalents at beginning of year	372,316	128,914

Cash and cash equivalents at end of period	$352,800	$403,883

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$24,571	$10,698
Cash paid for income taxes, net of refunds received	3,011	2,045
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	(888)	(2,512)
Change in unrealized gain (loss) on cash flow hedges, net of estimated income taxes	(212)	—
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$917	$1,271

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries: Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), California state banking corporations; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal saving association; Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”), registered investment advisors and wealth advisory firms. In addition, the Company holds an approximately 25.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 39.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at March 31, 2006. Coldstream Holdings is the parent of Coldstream Capital Management Inc., a registered investment adviser. BOS is a wealth advisory and investment management firm. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, and RINET. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and such net investments are included in Other Assets.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Note 3 in the Company’s Annual Report on Form 10-K for the two years ended December 31, 2005 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies with the exception of stock-based compensation as described below.

Stock-Based Compensation

At March 31, 2006, the Company has two stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R).

The following table presents the difference between the Company’s previously reported financial results and adjustments for FAS 123(R):

	Three months ended March 31, 2005
	Adjusted	As Previously Reported
	(In thousands, except per share data)
Income Statement Items:
Income before income taxes	$13,616	$14,606
Net income	8,716	9,301
Basic earnings per share	$0.32	$0.34
Diluted earnings per share	0.30	0.32
Cash Flow Items:
Net cash provided by operating activities	$28,796	$29,810
Net cash provided by financing activities	347,931	346,917
Shares Outstanding:
Average diluted common shares outstanding	31,937,941	31,813,873

	December 31, 2005
	Adjusted	As Previously Reported
	(In thousands)
Balance Sheet Items:
Total assets	$5,118,568	$5,112,810
Additional paid-in capital (1)	374,819	358,584
Retained earnings	133,189	148,186
Stockholders’ equity	539,348	533,590

(1)	Additional paid-in capital as adjusted for December 31, 2005 also includes unearned compensation of $(4,520) which was previously included as a separate line item.

Prior to the adoption of FAS 123(R), the Company was required to record tax savings resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the excess tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows. The $819 thousand excess tax savings on stock options exercised classified as a financing cash inflow, for the quarter ended Match 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

Under the 2004 Stock Option and Incentive Plan (the “Plan”), the Company may grant options or stock to its officers, employees, non-employee directors and other key persons of the Company for an amount not to exceed 5% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. Under the Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted except for non-employee directors in which the exercise price shall be equal to the fair market value on the date the stock option is granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a one to five-year cliff vesting period.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 24,881 shares issued under the plan during the quarter ended March 31, 2006. As of March 31, 2006, there were 100,023 shares reserved for future issuance.

Compensation cost that has been recorded for each Plan is as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Stock option and ESPP expense	$1,415	$990
Nonvested share expense (1)	724	612

Subtotal	2,139	1,602
Tax benefit	814	656

Stock-based compensation expense, net of tax benefit	$1,325	$946

(1)	Nonvested share expense has previously been reported in the Company’s statement of operations.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers and other factors. The Company uses historical data to estimate employee option exercise behavior, and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company’s stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	25%	25%
Expected dividend yield	1.3%	1.1%
Expected term (in years)	4.4	4.1
Risk-free rate	4.3% - 4.5%	3.6%

Stock Options

A summary of option activity under the Plan for the quarter ended March 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2006	4,227,066	$18.18
Granted	675,000	$29.74
Exercised	(260,142)	$11.20
Forfeited or expired	(10,334)	$24.94

Outstanding at March 31, 2006	4,631,590	$20.23	6.90	$62,775

Exercisable at March 31, 2006	3,170,314	$16.51	5.83	$54,783

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $7.40 and $6.28, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was approximately $5.2 million and $2.9 million, respectively. As of March 31, 2006, there was approximately $8.5 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

A summary of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	368,510	$24.95
Granted	71,923	$29.47
Vested	(37,900)	$16.91
Forfeited	—	$—

Nonvested at March 31, 2006	402,533	$26.51

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the quarters ended March 31, 2006 and 2005 was $29.47 and $27.06 respectively. At March 31, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares that vested during the quarters ended March 31, 2006 and 2005 was approximately $641 thousand and $569 thousand, respectively.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the quarters ended March 31, 2006 and 2005.

	Three Months Ending March 31,
	2006	2005
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$12,828	$8,716
Interest on convertible trust preferred securities, net of tax	765	765

Net income for EPS calculation using the if-converted method	$13,593	$9,481
Calculation of average shares outstanding:
Average basic common shares outstanding	34,621,181	27,521,902
Dilutive effect of:
Stock options, stock grants and other	1,424,956	1,005,899
Forward agreement	—	228,123
Convertible trust preferred securities	3,182,209	3,182,017

Dilutive potential common shares	4,607,165	4,416,039

Average diluted common shares outstanding	39,228,346	31,937,941

Per Share Data:
Basic earnings per share	$0.37	$0.32
Diluted earnings per share	$0.35	$0.30

(3) Business Segments

Management Reporting

The Company has 11 reportable segments: Boston Private Bank, Borel, FPB, Gibraltar, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and the Holding Company (“HC”). The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

Private Banking

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

Gibraltar provides private banking and wealth management services to professionals, as well as business owners, entrepreneurs, corporate executives and individuals primarily in Miami-Dade, Monroe, Broward, Collier, and Palm Beach counties.

Investment Management

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

Wealth Advisory

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2006 and 2005.

At and For the Three Months Ended

March 31, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$22	$53	$5	$4	$41	$7	$132
Non-interest income	13,996	7,854	1,674	1,673	2,878	1,940	30,015

Total revenue	$14,018	$7,907	$1,679	$1,677	$2,919	$1,947	$30,147
Non-interest expense and minority interest	8,329	5,267	1,455	1,413	2,447	1,798	20,709
Income taxes	2,379	1,195	90	118	209	62	4,053

Segment profit	$3,310	$1,445	$134	$146	$263	$87	$5,385
Segment assets	$40,498	$103,574	$16,248	$5,483	$34,877	$5,272	$205,952

(In millions)
Assets under management and advisory	$9,200	$3,489	$1,143	$904	$3,335	$1,203	$19,274

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,060	$10,309	$6,213	$13,959	$46,541	$132	$(3,106)	$1	$43,568
Non-interest income	4,332	1,282	464	1,962	8,040	30,015	422	(195)	38,282

Total revenue	$20,392	$11,591	$6,677	$15,921	$54,581	$30,147	$(2,684)	$(194)	$81,850
Provision for loan losses	$204	$225	$67	$667	$1,163	$—	$—	$—	$1,163
Non-interest expense and minority interest	13,759	5,585	3,619	11,130	34,093	20,709	5,905	(194)	60,513
Income taxes	1,644	2,265	1,180	1,681	6,770	4,053	(3,477)	—	7,346

Segment profit	$4,785	$3,516	$1,811	$2,443	$12,555	$5,385	$(5,112)	$—	$12,828
Segment assets	$2,280,467	$929,785	$470,803	$1,320,883	$5,001,938	$205,952	$55,710	$(32,336)	$5,231,264

(In millions)
Assets under management and advisory	$2,352	$693	$—	$802	$3,847	$19,274	$—	$(222)	$22,899

At and For the Three Months Ended

March 31, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$18	$—	$4	$1	$18	$5	$46
Non-interest income	11,783	6,774	1,669	1,615	2,556	2,002	26,399

Total revenue	$11,801	$6,774	$1,673	$1,616	$2,574	$2,007	$26,445
Non-interest expense and minority interest	7,263	5,010	1,588	1,306	2,166	1,810	19,143
Income taxes	1,898	846	34	136	189	82	3,185

Segment profit	$2,640	$918	$51	$174	$219	$115	$4,117
Segment assets	$31,774	$105,391	$16,320	$5,048	$34,948	$4,629	$198,110

(In millions)
Assets under management and advisory	$7,492	$3,287	$1,059	$829	$2,932	$1,033	$16,632

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	BPFH	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$14,656	$8,457	4,627	$27,740	$46	$(1,308)	$(1)	$26,477
Non-interest income	3,854	1,089	532	5,475	26,399	177	(132)	31,919

Total revenue	$18,510	$9,546	$5,159	$33,215	$26,445	$(1,131)	$(133)	$58,396
Provision for loan losses	$390	$422	$50	$862	$—	$—	$—	$862
Non-interest expense and minority interest	12,257	4,571	3,082	19,910	19,143	4,998	(133)	43,918
Income taxes	1,458	1,899	836	4,193	3,185	(2,478)	—	4,900

Segment profit	$4,405	$2,654	$1,191	$8,250	$4,117	$(3,651)	$—	$8,716
Segment assets	$2,185,702	$784,162	$440,320	$3,410,184	$198,110	$40,357	$(23,302)	$3,625,349

(In millions)
Assets under management and advisory	$2,241	$584	$—	$2,825	$16,632	$—	$(190)	$19,267

Boston Private Bank, Borel and Gibraltar also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers.

(4) Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

(In thousands) Intangibles	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at March 31, 2006
Sand Hill Advisory Contracts	$769	$—	$(25)	$744
BPVI Advisory Contracts	1,640	—	(60)	1,580
DGHM Advisory Contracts	30,712	—	(845)	29,867
DGHM Non-Compete Agreements	821	—	(40)	781
FPB Core Deposit Intangibles	6,539	—	(178)	6,361
FPB Non-Compete Agreements	132	—	(28)	104
KLS Non-Compete Agreements	331	—	(17)	314
KLS Advisory Contracts	5,942	—	(208)	5,734
Gibraltar Core Deposit Intangibles	39,027	—	(1,173)	37,854
Gibraltar Advisory Contracts	11,602	(100)	(292)	11,210
Gibraltar Non-Compete Agreements	141	—	(9)	132

Total	$97,656	$(100)	$(2,875)	$94,681

(In thousands) Intangibles	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at March 31, 2005
Sand Hill Advisory Contracts	$870	$—	$(25)	$845
BPVI Advisory Contracts	1,878	—	(60)	1,818
DGHM Advisory Contracts	34,506	—	(949)	33,557
DGHM Non-Compete Agreements	984	—	(40)	944
FPB Core Deposit Intangibles	7,251	—	(178)	7,073
FPB Non-Compete Agreements	245	—	(28)	217
KLS Non-Compete Agreements	478	(81)	(17)	380
KLS Advisory Contracts	10,465	(3,556)	(242)	6,667

Total	$56,677	$(3,637)	$(1,539)	$51,501

(In thousands) Goodwill	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Balance at March 31, 2006
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	56,890	516	57,406
FPB	34,633	(220)	34,413
KLS	22,829	—	22,829
Gibraltar	155,375	(452)	154,923

Total	$286,751	$(156)	$286,595

(In thousands) Goodwill	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at March 31, 2005
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	4	57,110
FPB	37,240	(53)	37,187
KLS	19,116	3,713	22,829

Total	$130,486	$3,664	$134,150

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

The value attributable to the core deposit intangibles (“CDI”) is a function of the expected longevity of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The intangible value of CDI is being amortized over fifteen years for FPB and eight years for Encino, included within FPB, on a straight-line basis. The intangible value of CDI for Gibraltar is being amortized on a 175% declining balance for the first seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method.

The value attributable to the non-compete agreements was based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the contractual lives of the agreements, which range from two to seven years.

The annual amortization expense for the intangibles above is estimated to be $11.3 million for 2006, $10.1 million, $9.1 million, $8.2 million, and $7.4 million per year for an aggregate of $46.1 million over the next five years. The goodwill is expected to be deductible for tax purposes except for Gibraltar and FPB, which includes Encino.

(5) Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS

123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS 95, Statement of Cash Flows. The statement requires companies to expense the fair value of employee stock options, certain employee stock purchase plans and other forms of stock-based compensation. The Company was required to adopt FAS 123(R) effective on January 1, 2006. See Note 1 for the effects of the adoption.

In May of 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3 (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

In January 2003, the FASB ratified EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which requires certain quantitative and qualitative disclosures with respect to investments accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus reached on this Issue is effective for reporting of periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20 EITF 03-1, which was deferred by FSP EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Although the guidance in EITF 03-1 has been replaced by the FSP, the requirement to recognize other-than-temporary impairments under other authoritative guidance and the disclosure requirements of EITF 03-1 continue to be effective. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2006

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward looking statements. These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill was reviewed during the fourth quarter of 2005 using discounted cash flow analysis and no indicators of impairment were noted. No additional testing or analysis was required in the first quarter of 2006.

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

Stock-Based Compensation

At March 31, 2006, the Company has two stock-based compensation plans, which are described more fully in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that factors in assumptions for expected volatility, expected dividend yield, expected term (in years), and a risk-free rate assumption.

Under the modified retrospective application method, the Company adjusted the 2004 and 2005 financial statements to reflect the effects of applying FAS 123(R) and has recorded the cumulative effect of the change upon adoption of FAS 123(R) on periods prior to those in the carrying amounts of assets and equity as of January 1, 2004.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined that a valuation allowance is not required for deferred tax assets at March 31, 2006, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at March 31, 2006 is realizable and no valuation allowance is needed.

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the first quarter of 2006. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On October 1, 2005, the Company acquired Gibraltar Private Bank & Trust Company. The financial results of the acquired entity have had a significant impact on our results of operations for the first quarter of 2006, and should be considered in comparing the Company’s results of operations for the first quarter of 2006 and the first quarter of 2005. At the time of acquisition, excluding the effects of purchase accounting adjustments, Gibraltar had $1.1 billion in assets and $707 million in assets under management. The assets, revenues, expenses, profit and assets under management, as of March 31, 2006, are disclosed in Note 3 - Business Segments.

The Company, through it’s ten wholly-owned and majority-owned subsidiaries offers a full range of wealth management services through three core financial disciplines: namely, private banking, wealth advisory, and investment management. Within the private banking discipline, these subsidiaries are Boston Private Bank, Borel, FPB and Gibraltar. Within the wealth advisory and investment management disciplines, these subsidiaries are Westfield, DGHM, Sand Hill, BPVI, KLS, and RINET. The Company also owns a minority interest in BOS and Coldstream Holdings.

At March 31, 2006, Boston Private’s consolidated subsidiaries managed or advised approximately $22.9 billion in client investment assets and had balance sheet assets of approximately $5.2 billion.

During the first quarter of 2006, through growth in its organic business efforts, stable net interest margins and strong equity market conditions, the Company earned revenues of $81.9 million, an increase of 40.2% over revenues of $58.4 million for the same period in 2005. Total operating expenses, including minority interest, was $60.5 million for the first quarter of 2006, a 37.8% increase over total operating expenses of $43.9 million, including minority interest, for the same period in 2005. Net income for the first quarter of 2006 was $12.8 million, or $0.35 per diluted share, as compared to net income for the first quarter of 2005 of $8.7 million, or $0.30 per diluted share. The Company adopted FAS 123(R) using the modified retrospective application. Prior period results have been adjusted for purposes of comparison. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, for more details.

Several factors contributed to the earnings growth in the first quarter of 2006 as compared to the first quarter of 2005. The Company’s business mix, between private banking, wealth advisory, and investment management, continues to be diversified within our segments and regionally balanced. In the first quarter of 2006, the Company realized approximately 53.2% of its total revenues from net interest income versus 45.3% in the first quarter of 2005, the increase was primarily due to the acquisition of Gibraltar. Investment management and trust fees as a percentage of total revenues was 37.1% in the first quarter of 2006 compared to 43.0% in the first quarter of 2005. Wealth advisory and other fees, while small relative to private banking and investment management, represented 9.7% of total revenues in the first quarter of 2006 versus 11.7% in the first quarter of 2005.

In addition, the Company experienced strong growth in each of its main business lines. Net interest income grew $17.1 million, or 64.6%, in the first quarter of 2006 as compared to the same period in 2005. Wealth advisory and investment management and trust fees grew $290 thousand or 6.3%, and $5.2 million or 20.8%, respectively compared to the same period of 2005. Of these amounts, Gibraltar accounted for $12.1 million of net interest income, including the interest expense on the trust preferred securities assumed and issued in the acquisition and $1.5 million of investment management and trust fees.

The private banking segment has benefited from an increase in net interest margin, on a fully taxable equivalent basis, from 3.68% in the first quarter of 2005 to 4.02% in the first quarter of 2006. Net interest margins are up slightly from the fourth quarter of 2005. There is continued pressure on the Company’s net interest margins due to the competitive interest rate environment.

The investment management business has benefited from the strong equity market conditions in the first quarter of 2006. Assets under management and advisory increased $1.6 billion to $22.9 billion at March 31, 2006, from $21.3 billion at December 31, 2005. Market value appreciation added $1.7 billion in assets, partially offset by net outflows for the quarter of $104.0 million, or 2.0% on an annualized basis, from the Banks and investment management firms, excluding the wealth advisory firms. Advisory fees are generally not based on assets under management.

The return on average assets decreased 3 basis points to 1.01% for the quarter ended March 31, 2006 compared to 1.04% during the same period in 2005. Average assets increased $1.7 billion, or 51.2%, from $3.4 billion in the first quarter of 2005 to $5.1 billion in the first quarter of 2006.

The return on average equity decreased 128 basis points to 9.34% for the quarter ended March 31, 2006 compared to 10.62% during the same period in 2005. Average equity increased $221.4 million, or 67.5%, from $328.2 million in the first quarter of 2005 to $549.6 million in the first quarter of 2006.

The effective tax rate for the first quarter of 2006 was 36.4% and the related income tax expense was $7.3 million. The effective tax rate for the same period in 2005 was 36.0% and the related income tax expense was $4.9 million.

On February 27, 2006 the Company entered into a definitive agreement in which the Company would acquire a majority interest in Anchor Holdings LLC, a newly created holding company that will own Anchor Capital and Anchor/Russell. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and Separately Managed Accounts programs sponsored by the Frank Russell Company. This agreement marks Boston Private’s entry into the Separately Managed Accounts (“SMA”) market, adds several top quality value disciplines to its investment management offerings and creates a versatile asset allocation service within the Company.

Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms from which to serve the targeted client base. The Company will continue to look at acquisition targets with an eye towards further geographic and business line diversification. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying by revenue stream between the three distinct lines of business, the Company expects to achieve more stable revenue and earnings. And lastly, with any acquisition, management will consider the types of assets under management or advisory and the diversification impact on our existing investment management concentrations.

Financial Condition

Total Assets. Total assets increased $112.7 million, or 2.2%, to $5.2 billion at March 31, 2006 from $5.1 billion at December 31, 2005. This increase was primarily driven by organic growth in loans which were funded by growth in deposits, Federal Home Loan Bank borrowings, and also by increases in stockholders equity.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks and Banker’s Bank) decreased $18.7 million or 2.0% to $938.5 million, or 17.9% of total assets, at March 31, 2006, from $957.2 million, or 18.7% of total assets, at December 31, 2005. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment securities:

		Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At March 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$21,572	$2	$(176)	$21,398
U.S. Agencies	202,132	—	(2,714)	199,418
Corporate bonds	40,608	5	(569)	40,044
Municipal bonds	223,675	212	(2,655)	221,232
Mortgage-backed securities	31,807	—	(1,048)	30,759
Other	24,936	—	(135)	24,801

Total	$544,730	$219	$(7,297)	$537,652

Held-to-maturity securities at amortized cost:
U.S. Government	$4,482	$—	$(32)	$4,450
U.S. Agencies	1,952	—	(28)	1,924
Mortgage-backed securities	8,973	—	(153)	8,820
Other	1,079	—	(12)	1,067

Total	$16,486	$—	$(225)	$16,261

At December 31, 2005
Available-for-sale securities at fair value:
U.S. Government	$22,618	$6	$(162)	$22,462
U.S. Agencies	185,311	8	(2,141)	183,178
Corporate bonds	45,586	8	(539)	45,055
Municipal bonds	225,933	363	(2,215)	224,081
Mortgage-backed securities	34,024	—	(942)	33,082
Other	4,926	—	(42)	4,884

Total	$518,398	$385	$(6,041)	$512,742

Held-to-maturity securities at amortized cost:
U.S. Government	$4,472	$—	$(28)	$4,444
U.S. Agencies	29,412	—	(27)	29,385
Mortgage-backed securities	9,439	—	(127)	9,312
Other	1,077	—	(10)	1,067

Total	$44,400	$—	$(192)	$44,208

Loans held for sale. Loans held for sale decreased $10.1 million, or 77.9%, during the first quarter of 2006 to $2.8 million from $12.9 million at December 31, 2005. This decrease was primarily the result of the timing of loan sales, the type of residential loans originated at the Banks, and in the case of FPB, liquidity and the availability of this product from an unaffiliated loan broker. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $134.5 million, or 3.7%, during the first quarter of 2006 to $3.8 billion, or 71.9% of total assets, at March 31, 2006, from $3.6 billion, or 70.8% of total assets, at December 31, 2005. This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $69.8 million, or 3.4%, and $67.4 million, or 5.0%, respectively.

Risk Elements. Total non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”), decreased $3.0 million during the first three months of 2006 to $4.9 million or 0.09% of total assets, at March 31, 2006, from $7.9 million, or 0.15% of total assets, at December 31, 2005. There was no OREO at March 31, 2006 or December 31, 2005. The decrease in non-accrual loans was primarily driven by payoffs on the previously reported non-accrual loans and non-accrual loans returning to performing status.

At March 31, 2006, loans with an aggregate balance of $5.6 million, or 0.15% of total loans, were 30-89 days past due, a decrease of $2.3 million, as compared to $7.9 million at December 31, 2005. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks’ locations, interest rates, and seasonality. These factors are generally not within the Company’s control.

We discontinue the accrual of interest on a loan when the collectibility of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2006, the allowance for credit losses totaled $43.5 million and was comprised of the allowance for loan losses of $38.2 million and the reserve for unfunded loan commitments of $5.3 million.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended March 31,
	2006	2005
	(In thousands)
Ending gross loans	$3,758,778	$2,319,285

Allowance for loan losses, beginning of period (1)	37,607	25,021
Provision for loan losses	1,163	862
Charge-offs	(559)	(110)
Recoveries	32	37

Allowance for loan losses, end of period	$38,243	$25,810

Allowance for loan losses to ending gross loans	1.02%	1.11%

(1)	In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities.

The following table is an analysis of the Company’s reserve for unfunded loan commitments for the periods indicated:

	At and for the Three Months Ended March 31,
	2006	2005
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$4,747	$2,916
Provision for unfunded loan commitments (2)	521	212

Reserve for unfunded loan commitments, at end of period	$5,268	$3,128

(2)	Expenses related to off-balance sheet credit risk are included in other expenses.

The following table is an analysis of the Company’s allowance for credit losses:

	At and for the Three Months Ended March 31,
	2006	2005
	(In thousands)
Ending gross loans	$3,758,778	$2,319,285

Allowance for credit losses, beginning of period	42,354	27,937
Provision for credit losses	1,684	1,074
Charge-offs	(559)	(110)
Recoveries	32	37

Allowance for credit losses, end of period	$43,511	$28,938

Allowance for credit losses to ending gross loans	1.16%	1.25%

The decline in the percentage of allowance for credit losses to ending gross loans from the first quarter of 2005 to 2006 was primarily due to the acquisition of Gibraltar. Gibraltar’s loan portfolio has a high proportion of residential loans, which generally have a lower reserve than commercial loans.

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

Intangible Assets. Intangible assets decreased $3.0 million during the first quarter of 2006 to $94.7 million from $97.7 million at December 31, 2005. $2.9 million of the decrease is primarily due to the amortization recorded in the first three months of 2006, and $100 thousand is due to a valuation adjustment to Gibraltar’s advisory contracts.

Other Assets. Other assets increased $8.0 million during the first three months of 2006. The increase is primarily due to a change in the balance of deferred tax assets.

Deposits. The Company experienced an increase in total deposits of $56.0 million, or 1.5%, during the first quarter of 2006, to $3.8 billion, or 72.7% of total assets, at March 31, 2006, from $3.7 billion, or 73.2% of total assets, at December 31, 2005. This increase can be attributed to strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products and rates. The following table shows the composition of our deposits at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$763,332	20.1%	$779,606	20.8%
NOW	356,146	9.4	370,718	9.9
Savings	135,377	3.6	73,836	2.0
Money market	1,850,141	48.6	1,876,393	50.0
Certificates of deposit under $100,000	111,855	2.9	138,519	3.7
Certificates of deposit $100,000 or greater	587,271	15.4	509,069	13.6

Total	$3,804,122	100.0%	$3,748,141	100.0%

Borrowings. Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $59.1 million, or 8.4%, during the first quarter of 2006 to $762.4 million from $703.4 million at December 31, 2005. FHLB Borrowings increased $61.1 million, or 16.9%. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of its loans. Gibraltar utilizes FHLB borrowings as a source of liquidity. Repurchase Agreements decreased $2.0 million, or 1.9%.

Deferred Acquisition Obligations. A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses. Deferred acquisition obligations were $13.7 million at March 31, 2006, a decrease of $4.0 million, or 22.4%, from December 31, 2005. This decrease was primarily due to a payment to DGHM in the first quarter of 2006, pursuant to the terms of the acquisition agreement.

Other liabilities. Other liabilities decreased $14.8 million during the first three months of 2006. The decrease is primarily due to the payments on the 2005 accrued compensation.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At March 31, 2006, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $890.5 million, or 17.0% of total assets of the Company. This compares to $885.1 million, or 17.3% of total assets, at December 31, 2005.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of March 31, 2006 the Company was in compliance with these covenants and there was no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At March 31, 2006, the estimated remaining cash outlay related to the Company’s deferred purchase obligations was approximately $13.7 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues on selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM and KLS, have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next five years at the then fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2006 is approximately $12.9 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2006 for dividends to shareholders will be approximately $11.5 million.

The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company believes that the subsidiaries are well capitalized, and the Banks also have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Capital Resources

The Company’s stockholders’ equity at March 31, 2006 was $555.7 million, or 10.6% of total assets, compared to $539.3 million, or 10.5% of total assets at December 31, 2005. The increase was primarily the result of the Company’s current year earnings, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, and deferred acquisition payments. These increases were partially offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, Boston Private Bank, Borel, FPB and Gibraltar must each meet specific capital guidelines that involve quantitative measures of each of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Boston Private Bank’s, Borel’s, FPB’s and Gibraltar’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve Bank with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2006 and December 31, 2005:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2006:
Total risk-based capital
Company	$471,872	13.28%	$284,195	> 8.0%	$355,243	> 10.0%
Boston Private Bank	163,966	11.32	115,855	8.0	144,819	10.0
Borel	90,487	11.01	65,757	8.0	82,197	10.0
FPB	46,595	12.48	29,875	8.0	37,344	10.0
Gibraltar	97,363	11.51	67,698	8.0	84,623	10.0
Tier I risk-based
Company	388,355	10.93	142,097	4.0	213,146	6.0
Boston Private Bank	145,852	10.07	57,927	4.0	86,891	6.0
Borel	80,539	9.80	32,879	4.0	49,318	6.0
FPB	41,969	11.24	14,937	4.0	22,406	6.0
Gibraltar	87,459	10.34	33,849	4.0	50,774	6.0
Tier I leverage capital
Company	388,355	8.24	188,490	4.0	235,613	5.0
Boston Private Bank	145,852	6.86	85,003	4.0	106,254	5.0
Borel	80,539	8.93	36,085	4.0	45,106	5.0
FPB	41,969	9.65	17,401	4.0	21,752	5.0
Gibraltar	87,459	7.82	44,469	4.0	55,586	5.0
As of December 31, 2005:
Total risk-based capital
Company	$450,802	13.14%	$274,391	> 8.0%	$342,989	> 10.0%
Boston Private Bank	158,568	11.15	113,767	8.0	142,209	10.0
Borel	86,261	11.42	60,429	8.0	75,537	10.0
FPB	44,261	11.86	29,844	8.0	37,305	10.0
Gibraltar	92,764	11.41	65,023	8.0	81,279	10.0
Tier I risk-based
Company	362,581	10.57	137,196	4.0	205,793	6.0
Boston Private Bank	140,792	9.90	56,884	4.0	85,325	6.0
Borel	76,819	10.17	30,215	4.0	45,322	6.0
FPB	39,772	10.66	14,922	4.0	22,383	6.0
Gibraltar	83,563	10.28	32,512	4.0	48,767	6.0
Tier I leverage capital
Company	362,581	7.64	189,887	4.0	237,358	5.0
Boston Private Bank	140,792	6.54	86,106	4.0	107,633	5.0
Borel	76,819	9.02	34,064	4.0	42,580	5.0
FPB	39,772	9.22	17,255	4.0	21,569	5.0
Gibraltar	83,563	7.59	44,045	4.0	55,057	5.0

Results of Operations for the Three Months Ended March 31, 2006

Net Income. The Company recorded net income of $12.8 million, or $0.35 per diluted share for the quarter ended March 31, 2006 compared to net income of $8.7 million, or $0.30 per diluted share, for the quarter ended March 31, 2005.

The following table sets forth the change in the Company’s income statement excluding the results of operations for Gibraltar and the interest expense on the junior subordinated debentures issued and assumed in connection with the acquisition.

	Three Months Ended March 31,		Change from March 31, 2005 to March 31, 2006	Gibraltar Acquisition March 31,	Change Excluding Gibraltar
(In thousands)	2006	2005		$2006*	$
Interest and dividend income	$68,186	$37,648	$30,538	$18,540	$11,998
Interest expense	24,618	11,171	13,447	6,416	7,031

Net interest income	43,568	26,477	17,091	12,124	4,967

Provision for loan losses	1,163	862	301	667	(366)

Net interest income after provision for loan losses	42,405	25,615	16,790	11,457	5,333
Fees and other income	38,282	31,919	6,363	1,962	4,401
Operating expense	59,699	43,345	16,354	11,130	5,224
Minority interest	814	573	241	—	241

Income before income taxes	20,174	13,616	6,558	2,289	4,269

Income tax expense	7,346	4,900	2,446	938	1,508

Net income	$12,828	$8,716	$4,112	$1,351	$2,761

*	Includes the interest expense on the junior subordinated debentures issued and assumed in connection with the acquisition.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the first quarter of 2006, net interest income was $43.6 million, an increase of $17.1 million, or 64.6%, over the same period of 2005. This change was due to the increase in the average balance and rate on earning assets, partially offset by an increase in the average balance and rate on interest-bearing liabilities. The Company’s net interest margin was 4.02% for the first quarter of 2006, an increase of 34 basis points compared to the same period of 2005.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended March 31, 2006 and March 31, 2005.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$768,578	$7,919	4.13%	$697,230	$5,483	3.15%
Loans(2)
Commercial and construction	2,047,660	37,991	7.42%	1,374,540	22,258	6.48%
Residential mortgage	1,385,586	19,075	5.51%	828,339	9,735	4.70%
Home equity and other consumer	244,125	4,536	7.43%	91,417	1,321	5.78%

Total loans	3,677,371	61,602	6.70%	2,294,296	33,314	5.81%
Total earning assets	4,445,949	69,521	6.26%	2,991,526	38,797	5.19%

Interest-bearing liabilities:
Deposits	$2,892,416	$16,522	2.32%	$1,946,058	$6,559	1.37%
Borrowed funds	761,991	8,096	4.26%	506,852	4,612	3.68%

Total interest-bearing liabilities	3,654,407	24,618	2.72%	2,452,910	11,171	1.84%

Net interest income		$44,903			$27,626
Interest rate spread			3.54%			3.35%
Net interest margin			4.02%			3.68%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.3 million and $1.1 million for 2006 and 2005, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $30.5 million, or 81.1%, in the first quarter of 2006; 60.7% of the increase, or $18.5 million was due to the acquisition of Gibraltar. On a same affiliate partner basis, interest and dividend income increased $12.0 million, or 31.9%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $15.6 million, or 71.3%, in the first quarter of 2006 as a result of a 49.0% increase in average balances and a 14.5% increase in the average yield. The increase in the average balance of commercial loans of $673.1 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment. Gibraltar had $5.3 million in commercial loan income and average balances of $419.3 million in the first quarter of 2006.

Interest income on residential mortgage loans increased $9.3 million, or 95.9%, in the first quarter of 2006 as a result of a 67.3% increase in average balances and a 17.2% increase in the average yield. The increase in the average balance of residential loans of $557.2 million was due to a combination of the Gibraltar acquisition and organic growth. The increase in the yield was primarily due to the rising interest rate environment. Gibraltar had $7.8 million in residential loan income, and average balances of $465.8 million in the first quarter 2006.

Interest income on consumer and other loans increased $3.2 million, or 243.4%, in the first quarter of 2006 as a result of a 167.0% increase in average balances and a 28.5% increase in the average yield. The increase in the average balance of consumer and other loans was due to a combination of the Gibraltar acquisition and organic growth. The increase in the yield was primarily due to the rising interest rate environment. Gibraltar had $2.9 million in consumer and other loan income, and average balances of $161.9 million in the first quarter 2006.

Investment income increased $2.4 million, or 50.6%, as a result of a $37.8 million, or 7.0%, increase in the average balance of investment securities and a 98 basis point increase, or 31.1%, in average yield. The increase in the average balance was due to a combination of the Gibraltar acquisition, additional liquidity and the corresponding investment or lending alternatives made by the Banks. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $13.4 million, or 120.4%, for the first quarter of 2006 from $11.2 million to $24.6 million. 47.7% of the increase was due to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition. On a same affiliate partner basis, interest paid on deposits and borrowings increased $7.0 million, or 62.9%, as a result of increases in the average rate paid on both deposits and borrowings.

Interest paid on deposits increased $10.0 million for the quarter ending March 31, 2006 compared to the same period in 2005 as a result of a $946.4 million, or 48.6%, increase in the average balance, and a 95 basis point, or 69.3%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits. Gibraltar had $3.8 million of interest expense on deposits, and $715.5 million in average deposits in the first quarter of 2006.

Interest paid on borrowings increased $3.5 million, or 75.5%, as a result of a $255.1 million, or 50.3%, increase in average balance, and a 58 basis point, or 15.8%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place in the third quarter of 2005 to fund the acquisition of Gibraltar, the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued in the third quarter 2005 was $1.8 million in the first quarter of 2006.

Provision for Loan Losses. The provision for loan losses increased $301 thousand, or 34.9%, to $1.2 million for the first quarter of 2006, compared to $862 thousand for the same period in 2005. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $527 thousand during the first quarter of 2006 versus $73 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $6.4 million, or 19.9%, in the first quarter of 2006 compared to the first quarter of 2005. 30.8% of the increase was due to the acquisition of Gibraltar. On a same affiliate partner basis, fees and other income increased $4.4 million, or 13.8%, as a result of a $3.7 million increase in investment management and trust fees and a $556 thousand increase in earnings in equity investments.

Investment management and trust fees increased $5.2 million, or 20.8%, for the quarter ended March 31, 2006. This increase was due to the increase in assets under management as a result of improved market action and the acquisition of Gibraltar. Assets under management, excluding the assets from the Wealth Advisors, increased $3.1 billion, or 20.0%, from March 31, 2005 to March 31, 2006. Gibraltar had $1.5 million in investment management and trust fees for the first quarter 2006 and assets under management of $802.0 million.

Earnings in equity investments increased 257.4%, or $556 thousand for the quarter ended March 31, 2006. Earnings in equity investments includes: partnership earning in the Company’s unconsolidated affiliates and performance fee earnings on hedge funds. Partnership earnings increased $267 thousand as a result of the Company’s increase in earnings and as a result of an increase in the Company’s ownership in BOS from 29.7% at March 31, 2005 to 39.7% at March 31, 2006. Performance fee earnings on hedge funds increased $289 thousand as a result of strong investment performance by the Company’s Investment Managers as compared to the industry benchmarks.

Operating Expenses and Minority Interest. Total operating expenses and minority interest for the first quarter of 2006 was $60.5 million, compared to $43.9 million for the same period of 2005, an increase of $16.6 million, or 37.8%. 67.1% of the increase was due to the acquisition of Gibraltar. On a same affiliate partner basis, operating expenses and minority interest increased $5.5 million to $49.4 million for the first quarter of 2006. This increase was primarily due to increases in salaries and benefits as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $10.5 million, or 36.2%, to $39.4 million for the first quarter of 2006, from $28.9 million for the same period in 2005. 58.2% of the increase was due to the acquisition of Gibraltar. On a same affiliate partner basis, salaries and benefit expense increased $4.4 million, or 15.2% to $33.3 million for the first quarter of 2006. This increase was due to a 10.9% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $1.8 million, or 39.2% to $6.6 million for the first quarter of 2006 compared to $4.7 million for the same period of 2005. 65.4% of the increase was due to the acquisition of Gibraltar. On a same affiliate partner basis, occupancy and equipment expenses increased $639 thousand to $5.4 million for the first quarter 2006. This increase was primarily due to the development and opening of new banking offices in both the west and east coast regions. In December 2005 Boston Private Bank opened their Lexington, Massachusetts office and has plans to open two other locations in 2006. Borel opened their Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $63 thousand, or 2.3%, to $2.8 million for the first quarter of 2006, from $2.7 million for the same period of 2005. On a same affiliate basis, professional services decreased $464 thousand, or 16.9%, to $2.3 million for the first quarter 2006. The decrease was primarily attributable to the decreased use of outside providers for compliance with regulatory standards.

Amortization of intangibles were $2.9 million for the first quarter of 2006, an increase of $1.3 million from the first quarter of 2005. The Gibraltar acquisition increased amortization by $1.5 million, and the reduced amortization at DGHM and KLS, based on the amortization method, decreased amortization by $260 thousand.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $1.4 million, or 43.5%, to $4.5 million for the first quarter 2006, from $3.1 million for the same period in 2005. 76.5% was due to the acquisition of Gibraltar. On a same affiliate basis other expenses increased $321 thousand or 10.2%.

Income Tax Expense. The Company recorded income tax expense of $7.3 million for the first quarter of 2006 as compared to $4.9 million for the same period of 2005. The effective tax rate for the first quarter of 2006 was 36.4% compared to 36.0% for the first quarter of 2005. The increase in the Company’s effective tax rate in 2006 was due to the Company’s earnings growth outpacing the earnings growth in tax-free investments and due to earnings of affiliates located in state and municipal jurisdictions with higher tax rates. The first quarter effective tax rate is generally lower than subsequent quarters due to increased payroll taxes and benefits recognized in the first quarter. The Company’s effective tax rate for the remainder of 2006 will be affected by the income in various states and localities as well as the level of tax-free investments.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk described in Item 7A - Interest Rate Sensitivity and Market Risk of the Company’s Annual Report on Form 10-K for the two years ended December 31, 2005.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended March 31, 2006 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

A. Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Expert discovery was completed on August 1, 2005, and Westfield intends to file a motion for summary judgment.

B. Trust Litigation

Since 1984, Borel has served as a trustee of a private family trust (“Family Trust”) that was a joint owner of certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL’s operations was found on the property in 1994. At that time Borel entered into negotiations to sell the property to UNOCAL, to settle UNOCAL’s liabilities to the Family Trust, and to obtain a comprehensive indemnity on the Trust’s behalf. Certain beneficiaries of the Family Trust brought a series of actions against Borel claiming that Borel had breached its fiduciary duties in managing the oil and gas leases and in negotiating with UNOCAL for settlement and for sale of the property. In the first lawsuit, the beneficiaries sought to remove Borel as trustee. Borel prevailed at trial and obtained final judgment in its favor, but the beneficiaries continued to pursue related litigation against Borel for many years afterwards. In 2002 Borel concluded a settlement with UNOCAL and sold the property to UNOCAL. In 2005 all of the parties, with one exception noted below, entered into a global settlement whereby UNOCAL agreed to pay the plaintiff beneficiaries certain amounts, and the beneficiaries dismissed all of their pending actions with prejudice, including all actions against Borel, which paid nothing in the settlement.

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005 the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment and filed his opening appellate brief on March 20, 2006. The Court has stayed the filing of further briefs until June 19, 2006.

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

Item 1A. Risk Factors and Factors Affecting Forward-Looking Statements

There have been no material changes in the Risk Factors described in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K, for the two years ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 30,616 shares of common stock in the first quarter of 2006 in connection with a deferred acquisition obligation payment related to DGHM. The total consideration for this transaction was $917 thousand. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

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

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
May 10, 2006	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
May 10, 2006	Robert J. Whelan
Executive Vice President and Chief Financial Officer