Form 10-Q
period 2006-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2006-08-09
CIK 821127

As filed with the Securities and Exchange Commission on August 9, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006:

Common Stock-Par Value $1.00	36,421,663
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005*
	(In thousands, except share data)
Assets:
Cash and due from banks	$107,972	$116,925
Federal funds sold	48,002	255,391

Cash and cash equivalents	155,974	372,316
Investment securities:
Available-for-sale (amortized cost of $521,187 and $518,398, respectively)	513,235	512,742
Held-to-maturity (fair value of $15,573 and $44,208, respectively)	15,967	44,400

Total investment securities	529,202	557,142
Loans held for sale	8,131	12,883
Loans:
Commercial	1,634,835	1,560,485
Construction	562,847	478,958
Residential mortgage	1,482,629	1,338,607
Home equity and other consumer loans	270,633	246,190

Total loans	3,950,944	3,624,240
Less: allowance for loan losses	39,935	37,607

Net loans	3,911,009	3,586,633

Stock in Federal Home Loan Banks and Banker’s Bank	35,311	27,718
Premises and equipment, net	31,029	28,680
Goodwill	318,118	286,751
Intangible assets, net	129,338	97,656
Fees receivable	24,336	24,681
Accrued interest receivable	20,216	19,159
Other assets	116,422	104,949

Total assets	$5,279,086	$5,118,568

Liabilities:
Deposits	$3,661,419	$3,748,141
Securities sold under agreements to repurchase	106,791	107,353
Federal funds purchased	43,000	—
Federal Home Loan Bank borrowings	503,800	362,005
Junior subordinated debentures	234,021	234,021
Accrued interest payable	7,514	6,335
Deferred acquisition obligations	13,420	17,628
Other liabilities	108,774	103,737

Total liabilities	$4,678,739	$4,579,220

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 36,344,572 shares at June 30, 2006 and 34,800,393 shares at December 31, 2005	36,345	34,800
Additional paid-in capital	416,511	374,819
Retained earnings	152,689	133,189
Accumulated other comprehensive loss	(5,198)	(3,460)

Total stockholders’ equity	600,347	539,348

Total liabilities and stockholders’ equity	$5,279,086	$5,118,568

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005*	2006	2005*
	(In thousands, except share data)
Interest and dividend income:
Loans	$66,241	$36,243	$127,386	$69,213
Taxable investment securities	2,699	1,950	5,481	3,718
Non-taxable investment securities	1,544	1,482	3,119	2,935
Mortgage-backed securities	421	373	833	774
Federal funds sold and other	1,371	1,251	3,643	2,307

Total interest and dividend income	72,276	41,299	140,462	78,947

Interest expense:
Deposits	19,562	8,183	36,085	14,740
Federal Home Loan Bank borrowings	5,450	3,105	9,792	6,034
Securities sold under agreements to repurchase	484	272	854	534
Junior subordinated debentures	3,286	1,400	6,544	2,792
Federal funds purchased and other	92	45	217	76

Total interest expense	28,874	13,005	53,492	24,176

Net interest income	43,402	28,294	86,970	54,771
Provision for loan losses	1,704	778	2,867	1,640

Net interest income after provision for loan losses	41,698	27,516	84,103	53,131

Fees and other income:
Investment management and trust fees	32,598	25,233	62,953	50,369
Wealth advisory fees	5,130	4,690	10,000	9,269
Earnings in equity investments	220	289	991	505
Deposit account service charges	423	314	867	631
Gain on sale of loans, net	525	464	982	770
Gain on sale of investment securities, net	—	37	—	41
Other	1,241	1,339	2,625	2,701

Total fees and other income	40,137	32,366	78,418	64,286

Operating expense:
Salaries and employee benefits	40,208	28,261	79,583	57,170
Occupancy and equipment	6,995	4,836	13,553	9,547
Professional services	3,727	2,410	6,535	5,155
Marketing and business development	2,361	1,782	4,697	3,312
Contract services and processing	1,273	1,123	2,503	1,885
Amortization of intangibles	3,164	1,539	6,038	3,077
Other	4,302	3,218	8,820	6,369

Total operating expense	62,030	43,169	121,729	86,515

Minority interest	745	382	1,559	955

Income before income taxes	19,060	16,331	39,233	29,947
Income tax expense	6,772	6,075	14,118	10,976

Net income	$12,288	$10,256	$25,115	$18,971

Per share data:
Basic earnings per share	$0.35	$0.37	$0.72	$0.69

Diluted earnings per share	$0.33	$0.35	$0.67	$0.64

Average basic common shares outstanding	35,199,439	27,680,478	34,910,310	27,601,190
Average diluted common shares outstanding	39,898,762	31,764,355	39,642,587	31,848,283

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2004*	$27,657	$201,421	$97,965	$(509)	$326,534
Comprehensive Income:
Net income	—	—	18,971	—	18,971
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(1,050)	(1,050)

Total comprehensive income, net of tax					17,921
Dividends paid to shareholders	—	—	(3,915)	—	(3,915)
Proceeds from issuance of 94,448 shares of common stock grants	94	2,201	—	—	2,295
Issuance of 65,500 shares of incentive common stock grants	66	(66)	—	—	—
Amortization of incentive stock grants	—	1,191	—	—	1,191
Amortization of stock options and employee stock purchase plan	—	2,164	—	—	2,164
Stock options exercised	272	2,702	—	—	2,974
Excess tax savings on stock options exercised	—	1,357	—	—	1,357

Balance at June 30, 2005*	$28,089	$210,970	$113,021	$(1,559)	$350,521

Balance at December 31, 2005*	$34,800	$374,819	$133,189	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	25,115	—	25,115
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(1,328)	(1,328)
Changes in unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	(410)	(410)

Total comprehensive income, net of tax					23,377
Dividends paid to shareholders	—	—	(5,615)	—	(5,615)
Proceeds from issuance of 1,077,376 shares of common stock	1,077	31,630	—	—	32,707
Issuance of 103,073 shares of incentive common stock grants	103	(103)	—	—	—
Amortization of incentive stock grants	—	1,534	—	—	1,534
Amortization of stock options and employee stock purchase plan	—	3,097	—	—	3,097
Stock options exercised	365	3,945	—	—	4,310
Excess tax savings on stock options exercised	—	1,589	—	—	1,589

Balance at June 30, 2006	$36,345	$416,511	$152,689	$(5,198)	$600,347

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005*
	(In thousands)
Cash flows from operating activities:
Net income	$25,115	$18,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,305	10,733
Loans originated for sale	(71,431)	(325,654)
Proceeds from sale of loans held for sale	76,917	321,861
Net (decrease) increase in other operating activities	(19,773)	1,019

Net cash provided by operating activities	23,133	26,930

Cash flows from investing activities:
Maturity of short-term investments	—	19,019
Investment securities available-for-sale:
Purchases	(155,889)	(258,340)
Sales	—	31,276
Maturities, redemptions, and principal payments	152,100	208,090
Investment securities held-to-maturity:
Purchases	(20,185)	—
Maturities and principal payments	48,739	—
Investments in trusts	(888)	(3,975)
Purchase of Federal Home Loan Banks stock	(7,593)	(2,307)
Net increase in portfolio loans	(324,582)	(177,842)
Capital expenditures, net of sale proceeds	(4,922)	(4,993)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(24,680)	(5,394)

Net cash used in investing activities	(337,900)	(194,466)

Cash flows from financing activities:
Net (decrease) increase in deposits	(86,722)	169,300
Net increase in short-term borrowings	42,438	7,830
Proceeds from Federal Home Loan Bank borrowings	536,275	324,775
Repayments of Federal Home Loan Bank borrowings	(394,390)	(269,618)
Dividends paid to stockholders	(5,615)	(3,915)
Excess tax savings on stock options exercised	1,589	1,357
Proceeds from stock option exercises	4,310	2,974
Proceeds from issuance of common stock, net	540	545

Net cash provided by financing activities	98,425	233,248

Net (decrease) increase in cash and cash equivalents	(216,342)	65,712
Cash and cash equivalents at beginning of year	372,316	128,914

Cash and cash equivalents at end of period	$155,974	$194,626

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$52,313	$23,435
Cash paid for income taxes, net of refunds received	17,002	12,365
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	(1,328)	(1,050)
Change in unrealized gain (loss) on cash flow hedges, net of estimated income taxes	(410)	—
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$31,501	$1,504

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which consist of four private banks, and seven registered investment advisers. The Company’s four private banks include; Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), California state banking corporations; and Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal saving association. The Company’s seven registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”). The Company also owns 100% of Anchor Capital Holdings LLC (“Anchor”). Anchor is the parent company and 80% owner of two separate operating companies, Anchor Capital Advisers LLC and Anchor/Rusell Capital Advisors LLC, both of which are registered investment advisers. In addition, the Company holds an approximately 28.7% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 39.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at June 30, 2006. See Note – 6 Subsequent Event, regarding an additional 10% investment in BOS. Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. BOS is a registered investment adviser. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, RINET, and Anchor (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and such net investments are included in Other Assets.

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

Stock-Based Compensation

At June 30, 2006, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R).

The following table presents the difference between the Company’s previously reported financial results and adjustments for FAS 123(R):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
	(In thousands, except per share data)
Income Statement Items:
Income before income taxes	$16,331	$17,504	$29,947	$32,110
Net income	10,256	11,014	18,971	20,315
Basic earnings per share	$0.37	$0.40	$0.69	$0.74
Diluted earnings per share	$0.35	$0.37	$0.64	$0.69
Cash Flow Items:
Net cash provided by operating activities			$26,930	$28,288
Net cash provided by financing activities			233,248	231,890
Shares Outstanding:
Average diluted common shares outstanding	31,764,355	31,661,763	31,848,283	31,746,432

	December 31, 2005
	Adjusted	As Previously Reported
	(In thousands)
Balance Sheet Items:
Total assets (1)	$5,118,568	$5,112,810
Additional paid-in capital (2)	374,819	354,064
Retained earnings (3)	133,189	148,186
Stockholders’ equity	539,348	533,590

(1)	Total assets increased as a result of recording the deferred tax assets related to stock option expense.
(2)	Additional paid-in capital as adjusted and as previously reported for December 31, 2005 also includes unearned compensation of $(4.5) million which was previously included as a separate line item.
(3)	The decrease in stockholders’ equity was a result of recording the retrospective expense related to FAS 123R

Prior to the adoption of FAS 123(R), the Company was required to record tax savings resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the excess tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows. The $1.6 million, and $1.4 million excess tax savings on stock options exercised classified as a financing cash inflow, for the six months ended June 30, 2006 and 2005, respectively, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

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

The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPP’s”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate. Under the ESPP’s eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a deferral would result in a reversal of the compensation expense attributed to that participant. There were no shares issued under the plan during the quarter ended June 30, 2006. The Company issues shares under the ESPP’s in January and July of each year. As of June 30, 2006, there were 550,023 shares reserved for future issuance, 500,023 under the qualified plan and 50,000 under the non-qualified plan.

Share-based payments recorded in salaries and benefits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Stock option and ESPP expense	$1,346	$1,173	$2,760	$2,163
Nonvested share expense (1)	858	652	1,582	1,264

Subtotal	2,204	1,825	4,342	3,427
Tax benefit	841	681	1,654	1,337

Stock-based compensation expense, net of tax benefit	$1,363	$1,144	$2,688	$2,090

(1)	Nonvested share expense has previously been reported in the Company’s statement of operations.

Not included in the above table is $315 thousand of share-based payments to holding company directors which is recorded in professional services.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected volatility	25%	25%
Expected dividend yield	1.3%	1.0%
Expected term (in years)	4.4	4.1
Risk-free rate	4.57%	3.39%

Stock Options

A summary of option activity under the Plan for the six months ended June 30, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value* (000s)
Outstanding at January 1, 2006	4,227,066	$18.18
Granted	844,498	$30.24
Exercised	(363,705)	$11.86
Forfeited or expired	(15,284)	$25.98

Outstanding at June 30, 2006	4,692,575	$20.81	6.81	$35,346

Exercisable at June 30, 2006	3,112,485	$16.80	5.69	$34,683

*        The intrinsic value was calculated by the excess value of the closing price of the Company’s common stock on June 30, 2006 as compared to the option exercise price. If the exercise price of the stock option was above the closing price, an intrinsic value of $0 was assigned.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.60 and $6.28, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $7.1 million and $4.1 million, respectively. As of June 30, 2006, there was approximately $8.3 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

A summary of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	368,510	$24.95
Granted	106,673	$30.52
Vested	(38,900)	$16.97
Forfeited	—	$—

Nonvested at June 30, 2006	436,283	$27.00

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the six months ended June 30, 2006 and 2005 was

$30.52 and $26.80 respectively. At June 30, 2006, there was approximately $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares that vested during the six months ended June 30, 2006 and 2005 was approximately $660 thousand and $569 thousand, respectively.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three months and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ending June 30,
	2006	2005
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$12,288	$10,256
Interest on convertible trust preferred securities, net of tax	765	765

Net income for EPS calculation using the if-converted method	$13,053	$11,021

Calculation of average shares outstanding:
Average basic common shares outstanding	35,199,439	27,680,478
Dilutive effect of:
Stock options, stock grants and other	1,517,431	813,650
Forward agreement	—	87,304
Convertible trust preferred securities	3,181,892	3,182,923

Dilutive potential common shares	4,699,323	4,083,877

Average diluted common shares outstanding	39,898,762	31,764,355

Per Share Data:
Basic earnings per share	$0.35	$0.37
Diluted earnings per share	$0.33	$0.35

	Six Months Ending June 30,
	2006	2005
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$25,115	$18,971
Interest on convertible trust preferred securities, net of tax	1,530	1,529

Net income for EPS calculation using the if-converted method	$26,645	$20,500

Calculation of average shares outstanding:
Average basic common shares outstanding	34,910,310	27,601,190
Dilutive effect of:
Stock options, stock grants and other	1,550,226	903,386
Forward agreement	—	161,237
Convertible trust preferred securities	3,182,051	3,182,470

Dilutive potential common shares	4,732,277	4,247,093

Average diluted common shares outstanding	39,642,587	31,848,283

Per Share Data:
Basic earnings per share	$0.72	$0.69
Diluted earnings per share	$0.67	$0.64

(3) Business Segments

Management Reporting

The Company has 12 reportable segments: Boston Private Bank, Borel, FPB, Gibraltar, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, Anchor, and the Holding Company (“HC”). The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

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

BPVI serves the investment needs of institutions and high net worth individuals managing large capitalization US equities and balanced portfolios with a value orientation.

Anchor is the parent holding company of Anchor Capital and Anchor/Russell. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital serves clients through its Discretionary Management Accounts division and its Separately Managed Accounts division, and offers four core disciplines, which include balanced, all-cap, mid-cap, and small-cap styles. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and Separately Managed Accounts programs sponsored by the Frank Russell Company.

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005.

At and For the Three Months Ended

June 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$34	$25	$7	$3	$40	$11	$3	$123
Non-interest income	14,020	7,026	1,681	1,764	3,005	2,077	2,265	31,838

Total revenue	$14,054	$7,051	$1,688	$1,767	$3,045	$2,088	$2,268	$31,961
Non-interest expense and minority interest	8,278	5,225	1,501	1,401	2,522	1,856	1,851	22,634
Income taxes	2,416	832	75	158	239	97	173	3,990

Segment profit	$3,360	$994	$112	$208	$284	$135	$244	$5,337
Segment assets	$47,549	$99,374	$16,609	$5,423	$35,382	$5,462	$78,987	$288,786

(In millions)
Assets under management and advisory	$8,890	$3,199	$1,120	$891	$3,399	$1,180	$5,430	$24,109

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,059	$10,226	$6,675	$13,533	$46,493	$123	$(3,207)	$(7)	$43,402
Non-interest income	4,128	1,358	566	2,021	8,073	31,838	397	(171)	40,137

Total revenue	$20,187	$11,584	$7,241	$15,554	$54,566	$31,961	$(2,810)	$(178)	$83,539
Provision for loan losses	$838	$207	$(1)	$660	$1,704	$—	$—	$—	$1,704
Non-interest expense and minority interest	13,176	6,110	3,824	11,014	34,124	22,634	6,195	(178)	62,775
Income taxes	1,538	2,100	1,350	1,572	6,560	3,990	(3,778)	—	6,772

Segment profit	$4,635	$3,167	$2,068	$2,308	$12,178	$5,337	$(5,227)	$—	$12,288
Segment assets	$2,206,325	$917,873	$462,984	$1,389,588	$4,976,770	$288,786	$39,314	$(25,784)	$5,279,086

(In millions)
Assets under management and advisory	$2,279	$692	$—	$798	$3,769	$24,109	$—	$(201)	$27,677

At and For the Three Months Ended

June 30, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$11	$33	$5	$1	$20	$6	$76
Non-interest income	11,525	6,429	1,670	1,588	2,635	2,030	25,877

Total revenue	$11,536	$6,462	$1,675	$1,589	$2,655	$2,036	$25,953
Non-interest expense and minority interest	6,903	4,869	1,522	1,234	2,113	1,737	18,378
Income taxes	1,939	720	64	156	248	129	3,256

Segment profit	$2,694	$873	$89	$199	$294	$170	$4,319
Segment assets	$35,748	$102,282	$16,574	$5,028	$35,873	$5,253	$200,758

(In millions)
Assets under management and advisory	$8,104	$3,326	$1,044	$827	$2,956	$1,038	$17,295

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$15,049	$9,265	$5,209	$29,523	$76	$(1,304)	$(1)	$28,294
Non-interest income	4,667	1,101	586	6,354	25,877	274	(139)	32,366

Total revenue	$19,716	$10,366	$5,795	$35,877	$25,953	$(1,030)	$(140)	$60,660
Provision for loan losses	$238	$391	$149	$778	$—	$—	$—	$778
Non-interest expense and minority interest	12,766	4,997	3,195	20,958	18,378	4,355	(140)	43,551
Income taxes	1,850	2,069	1,018	4,937	3,256	(2,118)	—	6,075

Segment profit	$4,862	$2,909	$1,433	$9,204	$4,319	$(3,267)	$—	$10,256
Segment assets	$2,067,195	$786,478	$451,741	$3,305,414	$200,758	$44,812	$(16,919)	$3,534,065

(In millions)
Assets under management and advisory	$2,283	$649	$—	$2,932	$17,295	$—	$(206)	$20,021

At and For the Six Months Ended

June 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$55	$78	$12	$8	$82	$18	$3	$256
Non-interest income	28,016	14,880	3,355	3,436	5,884	4,017	2,265	61,853

Total revenue	$28,071	$14,958	$3,367	$3,444	$5,966	$4,035	$2,268	$62,109
Non-interest expense and minority interest	16,607	10,492	2,955	2,814	4,970	3,655	1,851	43,344
Income taxes	4,795	2,027	166	276	449	159	173	8,045

Segment profit	$6,669	$2,439	$246	$354	$547	$221	$244	$10,720
Segment assets	$47,549	$99,374	$16,609	$5,423	$35,382	$5,462	$78,987	$288,786

(In millions)
Assets under management and advisory	$8,890	$3,199	$1,120	$891	$3,399	$1,180	$5,430	$24,109

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$32,119	$20,534	$12,888	$27,493	$93,034	$256	$(6,315)	$(5)	$86,970
Non-interest income	8,460	2,641	1,030	3,984	16,115	61,853	816	(366)	78,418

Total revenue	$40,579	$23,175	$13,918	$31,477	$109,149	$62,109	$(5,499)	$(371)	$165,388
Provision for loan losses	$1,043	$432	$66	$1,326	$2,867	$—	$—	$—	$2,867
Non-interest expense and minority interest	26,934	11,695	7,442	22,146	68,217	43,344	12,098	(371)	123,288
Income taxes	3,182	4,365	2,530	3,254	13,331	8,045	(7,258)	—	14,118

Segment profit	$9,420	$6,683	$3,880	$4,751	$24,734	$10,720	$(10,339)	$—	$25,115
Segment assets	$2,206,325	$917,873	$462,984	$1,389,588	$4,967,770	$288,786	$39,314	$(25,784)	$5,279,086

(In millions)
Assets under management and advisory	$2,279	$692	$—	$798	$3,769	$24,109	$—	$(201)	$27,677

At and For the Six Months Ended

June 30, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$29	$33	$8	$3	$38	$11	$122
Non-interest income	23,309	13,203	3,340	3,203	5,192	4,031	52,278

Total revenue	$23,338	$13,236	$3,348	$3,206	$5,230	$4,042	$52,400
Non-interest expense and minority interest	14,165	9,879	3,113	2,540	4,279	3,547	37,523
Income taxes	3,838	1,566	98	292	437	211	6,442

Segment profit	$5,335	$1,791	$137	$374	$514	$284	$8,435
Segment assets	$35,748	$102,282	$16,574	$5,028	$35,873	$5,253	$200,758

(In millions)
Assets under management and advisory	$8,104	$3,326	$1,044	$827	$2,956	$1,038	$17,295

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$29,705	$17,721	$9,836	$57,262	$122	$(2,612)	$(1)	$54,771
Non-interest income	8,520	2,190	1,119	11,829	52,278	451	(272)	64,286

Total revenue	$38,225	$19,911	$10,955	$69,091	$52,400	$(2,161)	$(273)	$119,057
Provision for loan losses	$629	$813	$198	$1,640	$—	$—	$—	$1,640
Non-interest expense and minority interest	25,022	9,567	6,279	40,868	37,523	9,352	(273)	87,470
Income taxes	3,308	3,968	1,854	9,130	6,442	(4,596)	—	10,976

Segment profit	$9,266	$5,563	$2,624	$17,453	$8,435	$(6,917)	$—	$18,971
Segment assets	$2,067,195	$786,478	$451,741	$3,305,414	$200,758	$44,812	$(16,919)	$3,534,065

(In millions)
Assets under management and advisory	$2,283	$649	$—	$2,932	$17,295	$—	$(206)	$20,021

Boston Private Bank, Borel and Gibraltar also provide investment advisory and trust services which are included in the Banks segment profit and are not included with the segment profit of the Registered Investment Advisers.

(4) Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

Intangibles (In Thousands)	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at June 30, 2006
Sand Hill Advisory Contracts	$769	$—	$(51)	$718
BPVI Advisory Contracts	1,640	—	(119)	1,521
DGHM Advisory Contracts	30,712	—	(1,690)	29,022
DGHM Non-Compete Agreements	821	—	(80)	741
FPB Core Deposit Intangibles	6,539	—	(356)	6,183
FPB Non-Compete Agreements	132	—	(56)	76
KLS Non-Compete Agreements	331	—	(33)	298
KLS Advisory Contracts	5,942	—	(416)	5,526
Gibraltar Core Deposit Intangibles	39,027	—	(2,345)	36,682
Gibraltar Advisory Contracts	11,602	(100)	(587)	10,915
Gibraltar Non-Compete Agreements	141	—	(19)	122
Anchor Trade Names	—	1,900	—	1,900
Anchor Advisory Contracts	—	34,200	(266)	33,934
Anchor Non-Compete Agreements	—	1,720	(20)	1,700

Total	$97,656	$37,720	$(6,038)	$129,338

Intangibles (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at June 30, 2005
Sand Hill Advisory Contracts	$870	$—	$(51)	$819
BPVI Advisory Contracts	1,878	—	(119)	1,759
DGHM Advisory Contracts	34,506	—	(1,898)	32,608
DGHM Non-Compete Agreements	984	—	(80)	904
FPB Core Deposit Intangibles	7,251	—	(357)	6,894
FPB Non-Compete Agreements	245	—	(56)	189
KLS Non-Compete Agreements	478	(81)	(32)	365
KLS Advisory Contracts	10,465	(3,556)	(484)	6,425

Total	$56,677	$(3,637)	$(3,077)	$49,963

Goodwill (In thousands)	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Balance at June 30, 2006
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	(15)	1,189
DGHM	56,890	516	57,406
FPB	34,633	(220)	34,413
KLS	22,829	—	22,829
Gibraltar	155,375	(452)	154,923
Anchor	—	31,538	31,538

Total	$286,751	$31,367	$318,118

Goodwill (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at June 30, 2005
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	654	57,760
FPB	37,240	(2,607)	34,633
KLS	19,116	3,713	22,829

Total	$130,486	$1,760	$132,246

The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts for Sand Hill and BPVI are being amortized on the straight-line method over their estimated useful lives, which range from ten to fifteen years. DGHM, KLS, and Gibraltar advisory contracts are being amortized on the declining balance method. Under the declining balance method for DGHM, approximately 11% of the net advisory contracts will be amortized each year for seven years. The Company expects to amortize the remaining unamortized cost over an eight-year life using the straight-line method. Under the declining balance method for KLS, approximately 10% of the net advisory contracts will be amortized each year for six years. The Company expects to amortize the remaining unamortized cost over a nine-year life using the straight-line method. Under the declining balance method for Gibraltar, approximately 10% of the net advisory contracts will be amortized each year for five years. The Company expects to amortize the remaining unamortized cost over a ten-year life using the straight-line method. The intangible values of advisory contracts for Anchor are comprised of Separately Managed Accounts (“SMA”), Discretionary Managed Accounts (“DMA”), and Anchor Russell Capital Accounts (“ARCA”). The SMA accounts are further segregated into two distinct intangible assets relating to new accounts referred through the broker sponsor network and existing client contracts. The new SMA accounts were valued at $9.9 million and are being amortized on a straight-line method over the estimated useful life of fifteen years. The existing SMA client contracts were valued at $13.2 million, and the DMA and ARCA intangibles were valued at $9.2 million and $1.9 million, respectively. The existing SMA, DMA, and ARCA contracts are being amortized over the estimated useful life of twelve years using the declining balance method. Approximately 10% of the net existing SMA, DMA, and ARCA contracts will be amortized each year for three years. The Company expects to amortize the remaining unamortized costs over a nine year life using the straight-line method.

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

The value attributed to the Anchor trade names were based on the relief-from-royalty methodology, which assumes the value of an asset can be measured by estimating the costs of licensing and paying a royalty fee for the asset that the asset’s owner avoids by owning the assets. The Anchor Capital trade name was valued at $1.6 million. The Company expects to maintain the Anchor Capital trade name and has no plans to retire it. As such, there is no legal limitation to its remaining useful life and the Company does not plan to amortize this asset. The value attributed to the right to use the Anchor/Russell name was $300 thousand and was valued using the same methodology as described above. Anchor expects to maintain and use the Anchor/Russell name into the foreseeable future. As such, the Company does plan to amortize this asset.

The annual amortization expense for the intangibles above is estimated to be $13.3 million for 2006, $13.4 million for 2007, $12.1 million for 2008, $11.1 million for 2009, and $10.2 million for 2010 for an aggregate of $60.1 million over the next five years. The goodwill is expected to be deductible for tax purposes except for Gibraltar and FPB, which includes Encino, Anchor, and a portion of BPVI.

(5) Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The statement requires companies to expense the fair value of employee stock options, certain employee stock purchase plans and other forms of stock-based compensation. The Company was required to adopt FAS 123(R) effective on January 1, 2006. See Note 1 for the effects of the adoption.

Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, (“EITF 04-5”) and FASB Staff Position No. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5 were ratified by the FASB in June 2005. EITF 04-5 provides a framework for addressing when a general partner controls a limited partnership or similar entity and should therefore consolidate the partnership. The FASB Staff Position (“FSP”) eliminates the concept of “important rights” in AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and replaces it with the concepts of “kickout-rights” and “substantive participating rights” as defined in EITF 04-5. This issue was effective June 29, 2005 for new or modified arrangements and no later than for fiscal years beginning after December 15, 2005 for unmodified existing arrangements. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB ratified EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which requires certain quantitative and qualitative disclosures with respect to investments accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus reached on this Issue is effective for reporting of periods beginning after June 15, 2004, except for the measurement and recognition guidance contained in paragraphs 10-20, which was deferred by FSP EITF Issue No. 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ posted on September 30, 2004. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Although the guidance in EITF 03-1 has been replaced by the FSP, the requirement to recognize other-than-temporary impairments under other authoritative guidance and the disclosure requirements of EITF 03-1 continue to be effective. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued Statement No. 154, Accounting for Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB No. 3 (“FAS 154”). This statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. FAS 154’s retrospective-application requirement replaces a previous requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also distinguishes between retrospective application for changes in accounting principle and restatement for correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instrument, (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management does not believe the adoption of FAS 155 will have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets —An Amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective four fiscal years that begin after September 15, 2006. The Company does not believe that the adoption of FAS 156 will have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty with respect to income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes by providing guidance on the recognition, derecognition and classification of taxes, interest and penalties and the accounting during interim periods of uncertain tax positions including financial statement disclosure. This interpretation will become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the interpretation will have on the financial statements and believes that, when adopted, this interpretation will not have a material impact on the Company’s financial condition or results of operations.

(6) Subsequent Event

On August 2, 2006 the Company announced the increase in its investment in BOS to approximately a 49.7% interest. Over the next 2 years, the Company has the option to increase it’s investment interest an additional 10% per year, up to approximately 70%. The Company completed its initial 20% investment in BOS in February 2004 and purchased the additional 10% interests in August 2004, and August 2005. The Company’s investment was slightly diluted as a result of the admission of a new principal to the partnership effective January 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2006

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management, are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward looking statements. These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill was reviewed during the fourth quarter of 2005 using discounted cash flow analysis and no indicators of impairment were noted. No additional testing or analysis was required in the second quarter of 2006.

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

Stock-Based Compensation

At June 30, 2006, the Company has three stock-based compensation plans, which are described more fully in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

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

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined that a valuation allowance is not required for deferred tax assets at June 30, 2006, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at June 30, 2006 is realizable and no valuation allowance is needed.

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the second quarter of 2006. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On October 1, 2005 and June 1, 2006 the Company acquired Gibraltar and Anchor (together, the “Acquisitions”), respectively. The financial results of the acquired entities have had a significant impact on our results of operations for the three months and six months ended June 30, 2006 and should be considered in comparing the Company’s results of operations. The following table provides additional detail for these acquisitions. The assets, revenues, expenses and assets under management and advisory (“AUM”) of the entities acquired, are disclosed in Note 3—Business Segments.

Name of Acquisition	Acquisition Date	Total Assets at acquisition (1)	Assets under Management and Advisory at acquisition

Gibraltar	October 1, 2005	$ 1.1 Billion	$ 707 Million
Anchor	June 1, 2006	$ 9.2 Million (2)	$ 5.4 Billion

(1)	Excludes the effects of purchase accounting.
(2)	Estimate.

The Company, through its 11 wholly-owned and majority-owned subsidiaries offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB and Gibraltar. Within the wealth advisory and investment management disciplines, the operating segments are Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and Anchor. The Company also owns a minority interest in BOS and Coldstream Holdings.

At June 30, 2006, Boston Private’s consolidated subsidiaries managed or advised approximately $27.7 billion in client investment assets and had balance sheet assets of approximately $5.3 billion.

During the second quarter of 2006, through growth in its organic businesses, and the acquisition of Gibraltar and Anchor, the Company earned revenues of $83.5 million, an increase of 37.7% over revenues of $60.7 million for the same period in 2005. Total operating expenses, including minority interest, was $62.8 million for the second quarter of 2006, a 44.1% increase over total operating expenses of $43.6 million, including minority interest, for the same period in 2005. Net income for the second quarter of 2006 was $12.3 million, or $0.33 per diluted share, as compared to net income for the second quarter of 2005 of $10.3 million, or $0.35 per diluted share. The Company adopted FAS 123(R), using the modified retrospective application, on January 1, 2006. Prior period results have been adjusted for purposes of comparison. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, for more details.

Gibraltar and Anchor had revenues of $15.6 million and $2.3 million, respectively for the three months ending June 30, 2006. Total operating expenses and minority interest in the second quarter of 2006 for Gibraltar and Anchor were $11.0 million, and $1.9 million, respectively. Gibraltar and Anchor had net income of $2.3 million and $244 thousand, respectively in the second quarter of 2006. Included in net interest income, which is a component of revenue, is interest expense on the junior subordinated debentures issued and assumed in the Gibraltar acquisition of $1.9 million. Net of estimated taxes, the impact on net income from the junior subordinated debentures interest expense, was $1.1 million for the three months ending June 30, 2006.

In the second quarter of 2006, the Banks had significant loan growth and decreased deposits. The decrease in deposits caused the Banks to fund their loan growth by reducing liquidity and in some cases by additional borrowings. The funding of the new loans with higher priced borrowings has a negative impact on the Company’s net interest margin. The increased loan growth caused an increase in the provision for loan losses of $541 thousand as compared to the 1st quarter of 2006.

Other items that impacted the Company’s results in the second quarter 2006 includes; severance expenses of approximately $600 thousand, stock compensation expenses for the Company’s Board of Director’s annual retainer payment of approximately $614 thousand, and the write-off of an equity investment for approximately $136 thousand. In addition, the Boston FHLB has not yet declared their dividend payment for the second quarter 2006, as a result Boston Private Bank did not record the related revenue in the second quarter 2006. The dividend Boston Private Bank recorded in the 1st quarter of 2006 was approximately $240 thousand.

The private banking segment has benefited from an increase in net interest margin, on a fully taxable equivalent basis, from 3.77% in the second quarter of 2005 to 3.92% in the second quarter of 2006. The increase from 2005 was due to the acquisition of Gibraltar as well as the increase in short-term interest rates. Net interest margins are down 10 basis points from the first quarter of 2006. Future net interest margins will be affected by the growth of the Banks’ interest bearing assets and the corresponding funding as well as the interest rate yield curve.

The investment management business has benefited from the acquisition of Anchor in the second quarter of 2006. Assets under management and advisory increased $4.8 billion to $27.7 billion at June 30, 2006, from $22.9 billion at March 31, 2006. Anchor contributed $5.4 billion of the increase, which was partially offset by market value decline of $594 million and net outflows for the quarter of $120 million, or 2% on an annualized basis, from the Banks and investment management firms, excluding the wealth advisory firms KLS and Rinet. The Company’s earnings on assets under management is affected by net new business flows as well as the equity market.

The return on average assets decreased 23 basis points to 0.95% for the quarter ended June 30, 2006 compared to 1.18% during the same period in 2005. Average assets increased $1.7 billion, or 48.8%, from $3.5 billion in the second quarter of 2005 to $5.2 billion in the second quarter of 2006. The increase in average assets was primarily due to the acquisition of Gibraltar.

The return on average equity decreased 344 basis points to 8.62% for the quarter ended June 30, 2006 compared to 12.06% during the same period in 2005. The decrease was primarily due to additional equity issued in connection with the Company’s recent acquisitions. Average equity increased $230.1 million, or 67.6%, from $340.3 million in the second quarter of 2005 to $570.4 million in the second quarter of 2006.

The effective tax rate for the second quarter of 2006 was 35.5% and the related income tax expense was $6.8 million. The effective tax rate for the same period in 2005 was 37.2% and the related income tax expense was $6.1 million. The decrease in the Company’s effective tax rate was due to state taxes, incentive stock options and the increased earnings from tax-free state and municipal investments as a percentage of total pre-tax earnings.

On June 1, 2006 the Company successfully completed the acquisition of an 80% interest in each of Anchor Capital and Anchor/Russell. The acquisition was effected through the establishment of Anchor Capital Holdings LLC, a newly created holding company that owns 80% each of Anchor Capital and Anchor/Russell. The Company owns 100% of Anchor Capital Holdings LLC and the financial results of Anchor Capital and Anchor Russell are consolidated for financial reporting purposes. At the closing of the transaction, the Company paid approximately $56.5 million, in a combination of cash and common stock, which represents approximately 68% of the total consideration. The remaining 32% will be made in payments of Boston Private common stock over five years. The amount of these future payments is not determinable beyond a reasonable doubt and contingent upon Anchor achieving certain earnings goals through a five-year earn-out period. The consideration paid at closing consisted of approximately 1.0 million shares of newly issued Boston Private common stock (of which 278,465 have been registered for resale on Form S-3 effective May 31, 2006) and approximately $25.9 million in cash. The Company completed the initial purchase price allocation which resulted in the assignment of $31.5 million to Goodwill and $37.8 million to intangible assets. See Footnote

4 for more information on the intangibles assets acquired. The acquisition gives the Company access to the rapidly growing Separately Managed Accounts (“SMA”) market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

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

Financial Condition

Total Assets. Total assets increased $160.5 million, or 3.1%, to $5.3 billion at June 30, 2006 from $5.1 billion at December 31, 2005. This increase was primarily driven by organic growth in loans which were funded by reducing liquidity, and additional Federal Home Loan Bank borrowings.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks and Banker’s Bank) decreased $236.7 million or 24.7% to $720.5 million, or 13.6% of total assets, at June 30, 2006, from $957.2 million, or 18.7% of total assets, at December 31, 2005. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. Due to the decrease in deposits in the second quarter of 2006, investments decreased to provide liquidity for additional loan funding.

The following table is a summary of investment securities:

	Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At June 30, 2006
Available-for-sale securities at fair value:
U.S. Government	$21,548	$1	$(193)	$21,356
U.S. Agencies	197,759	1	(2,907)	194,853
Corporate bonds	35,540	3	(594)	34,949
Municipal bonds	227,280	140	(2,976)	224,444
Mortgage-backed securities	32,219	—	(1,218)	31,001
Other	6,841	6	(215)	6,632

Total investments	$521,187	$151	$(8,103)	$513,235

Held-to-maturity securities at amortized cost:
U.S. Government	$4,489	$—	$(33)	$4,456
U.S. Agencies	1,958	—	(44)	1,914
Mortgage-backed securities	8,440	—	(298)	8,142
Other	1,080	—	(19)	1,061

Total investments	$15,967	$—	$(394)	$15,573

At December 31, 2005
Available-for-sale securities at fair value:
U.S. Government	$22,618	$6	$(162)	$22,462
U.S. Agencies	185,311	8	(2,141)	183,178
Corporate bonds	45,586	8	(539)	45,055
Municipal bonds	225,933	363	(2,215)	224,081
Mortgage-backed securities	34,024	—	(942)	33,082
Other	4,926	—	(42)	4,884

Total investments	$518,398	$385	$(6,041)	$512,742

Held-to-maturity securities at amortized cost:
U.S. Government	$4,472	$—	$(28)	$4,444
U.S. Agencies	29,412	—	(27)	29,385
Mortgage-backed securities	9,439	—	(127)	9,312
Other	1,077	—	(10)	1,067

Total investments	$44,400	$—	$(192)	$44,208

Loans held for sale. Loans held for sale decreased $4.8 million, or 36.9%, during the first six months of 2006 to $8.1 million from $12.9 million at December 31, 2005. This decrease was primarily the result of the timing of loan sales, the type of residential loans originated at the Banks, and in the case of FPB, liquidity and the availability of this product from an unaffiliated loan broker. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $326.7 million, or 9.0%, during the first six months of 2006 to $4.0 billion, or 74.8% of total assets, at June 30, 2006, from $3.6 billion, or 70.8% of total assets, at December 31, 2005. This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $158.2 million, or 7.8%, and $144.0 million, or 10.8%, respectively. Commercial (including construction) loans accounted for 55.7% of the total loan portfolio, residential loans 37.5%, and home equity and other consumer loans 6.8%, as compared to 56.3%, 36.9%, and 6.8% respectively at December 31, 2005. The shift in loan mix from commercial to residential is driven by the Company’s acquisition of Gibraltar.

Risk Elements. Total non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”), decreased $2.1 million during the first six months of 2006 to $5.8 million or 0.11% of total assets, at June 30, 2006, from $7.9 million, or 0.15% of total assets, at December 31, 2005. There was no OREO at June 30, 2006 or December 31, 2005. The decrease in non-accrual loans was primarily driven by payoffs on the previously reported non-accrual loans and non-accrual loans returning to performing status.

At June 30, 2006, loans with an aggregate balance of $7.7 million, or 0.19% of total loans, were 30-89 days past due, a decrease of $224 thousand, as compared to $7.9 million at December 31, 2005. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

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

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At June 30, 2006, the allowance for credit losses totaled $45.4 million and was comprised of the allowance for loan losses of $39.9 million and the reserve for unfunded loan commitments of $5.5 million.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Ending gross loans	$3,950,944	$2,427,331	$3,950,944	$2,427,331
Allowance for loan losses, beginning of period (1)	38,243	25,810	37,607	25,021
Provision for loan losses	1,704	778	2,867	1,640
Charge-offs	(67)	(14)	(626)	(124)
Recoveries	55	10	87	47

Allowance for loan losses, end of period	$39,935	$26,584	$39,935	$26,584
Allowance for loan losses to ending gross loans	1.01%	1.10%	1.01%	1.10%
Allowance for credit losses to ending gross loans	1.15%	1.24%	1.15%	1.24%

(1)	In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities.

The following table is an analysis of the Company’s reserve for unfunded loan commitments for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$5,268	$3,128	$4,747	$2,916
Provision for unfunded loan commitments (2)	180	493	701	705

Reserve for unfunded loan commitments, at end of period	$5,448	$3,621	$5,448	$3,621

(2)	Expenses related to off-balance sheet credit risk are included in other expenses.

The decline in the percentage of allowance for loan losses and allowance for credit losses to ending gross loans at June 30, 2006 compared to June 30, 2005 was primarily due to the acquisition of Gibraltar. Gibraltar’s loan portfolio has a high proportion of residential loans, which generally have a lower allowance than commercial loans.

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

Goodwill. Goodwill increased $31.4 million during the first six months of 2006 to $318.1 million from $286.8 million. The increase was primarily due to the Anchor acquisition.

Intangible Assets. Intangible assets increased $31.7 million during the first six months of 2006 to $129.3 million from $97.7 million at December 31, 2005. The increase was primarily due to the acquisition of Anchor, offset by the amortization recorded during the first six months of 2006.

Other Assets. Other assets increased $11.5 million during the first six months of 2006. The increase is primarily due to the acquisition of Anchor and the change in the balance of current and deferred tax assets.

Deposits. The Company experienced a decrease in total deposits of $86.7 million, or 2.3%, during the first six months of 2006, to $3.7 billion, or 69.4% of total assets, at June 30, 2006, from $3.7 billion, or 73.2% of total assets, at December 31, 2005. The decrease in deposits can be attributed to customers transferring a portion of their deposit balances to higher yielding money market mutual funds, lower escrows due to a slow down in the South Florida real estate market, and timing of venture capital funds deposit and subsequent capital calls.

The following table shows the composition of our deposits at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$727,013	19.9%	$779,606	20.8%
NOW	333,941	9.1%	370,718	9.9%
Savings	116,937	3.2%	73,836	2.0%
Money market	1,744,146	47.6%	1,876,393	50.0%
Certificates of deposit under $100,000	111,448	3.0%	138,519	3.7%
Certificates of deposit $100,000 or greater	627,934	17.2%	509,069	13.6%

Total	$3,661,419	100.0%	$3,748,141	100.0%

Borrowings. Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”), junior subordinated debentures, and federal funds purchased) increased $184.2 million, or 26.2%, during the first half of 2006 to $887.6 million from $703.4 million at December 31, 2005. FHLB Borrowings increased $141.8 million, or 39.2%. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of its loans. Due to the decrease in deposits in the second quarter of 2006, Boston Private Bank and Gibraltar used additional FHLB borrowings to fund a portion of loan demand. Repurchase Agreements decreased $562 thousand, or 0.5%.

The following table shows the composition of our borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Securities sold under agreements to repurchase	$106,791	12.0%	$107,353	15.3%
Federal funds purchased	43,000	4.8%	—	—
Federal Home Loan Bank borrowings	503,800	56.8%	362,005	51.4%
Junior subordinated debentures	234,021	26.4%	234,021	33.3%

Total	$887,612	100.0%	$703,379	100.0%

Deferred Acquisition Obligations. A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses. Deferred acquisition obligations were $13.4 million at June 30, 2006, a decrease of $4.2 million, or 23.9%, from December 31, 2005. This decrease was primarily due to the payments made during the first six months of 2006, pursuant to the terms of the acquisition agreement.

Other liabilities. Other liabilities increased $5.0 million during the first half of 2006. The increase is primarily due to the acquisition of Anchor.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At June 30, 2006, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $669.2 million, or 12.7% of total assets of the Company. This compares to $885.1 million, or 17.3% of total assets, at December 31, 2005. The decrease in liquidity is primarily due to the decrease in deposits and the increase in loans in the second quarter 2006.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of June 30, 2006 the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At June 30, 2006, the estimated remaining cash outlay related to the Company’s deferred purchase obligations was approximately $10.8 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, and/or revenues on selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM and KLS, have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next five years at the then fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

Upon the acquisition of Anchor, the Company sold profits interests (i.e. LLC points) to certain existing Anchor employees at fair value. Generally, each profits interest holder has the right to “put” his or her LLC points to the Company and the Company has an obligation to purchase the LLC points at fair market value if the points interest holder’s employment with the Company is terminated for certain reasons. The Company has the right to “call” the LLC points of a profits interest holder whose employment is terminated for any reason. Under certain circumstances, but not limited to termination for cause or resignation without the required notice, the exercise price of the put or call is equal to 50% of the then fair value of the LLC points. The profits interest holders can also choose to sell their LLC points to other profits interest holders at fair value, subject to certain restrictions.

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2006 is approximately $13.0 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2006 for dividends to shareholders will be approximately $11.5 million.

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

Capital Resources

The Company’s stockholders’ equity at June 30, 2006 was $600.3 million, or 11.4% of total assets, compared to $539.3 million, or 10.5% of total assets at December 31, 2005. The increase was primarily the result of the Company’s current year earnings, equity issued in the Anchor acquisition, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, the Anchor acquisition, and deferred acquisition payments. These increases were partially offset by dividends paid to stockholders and the change in accumulated other comprehensive income.

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

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2006 and December 31, 2005:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2006:
Total risk-based capital
Company	$467,263	12.73%	$293,630	> 8.0%	$367,038	> 10.0%
Boston Private Bank	170,006	11.53	117,970	8.0	147,463	10.0
Borel	94,210	11.12	67,758	8.0	84,698	10.0
FPB	48,955	13.08	29,951	8.0	37,439	10.0
Gibraltar	100,421	10.92	73,552	8.0	91,939	10.0
Tier I risk-based
Company	397,021	10.82	146,815	4.0	220,223	6.0
Boston Private Bank	151,555	10.28	58,985	4.0	88,478	6.0
Borel	83,930	9.91	33,879	4.0	50,819	6.0
FPB	44,295	11.83	14,976	4.0	22,463	6.0
Gibraltar	89,906	9.78	36,776	4.0	55,164	6.0
Tier I leverage capital
Company	397,021	8.36	189,984	4.0	237,480	5.0
Boston Private Bank	151,555	6.95	87,240	4.0	109,050	5.0
Borel	83,930	9.30	36,095	4.0	45,119	5.0
FPB	44,295	10.29	17,211	4.0	21,514	5.0
Gibraltar	89,906	7.52	46,083	4.0	57,603	5.0
As of December 31, 2005:
Total risk-based capital
Company	$450,802	13.14%	$274,391	>8.0%	$342,989	>10.0%
Boston Private Bank	158,568	11.15	113,767	8.0	142,209	10.0
Borel	86,261	11.42	60,429	8.0	75,537	10.0
FPB	44,261	11.86	29,844	8.0	37,305	10.0
Gibraltar	92,764	11.41	65,023	8.0	81,279	10.0
Tier I risk-based
Company	362,581	10.57	137,196	4.0	205,793	6.0
Boston Private Bank	140,792	9.90	56,884	4.0	85,325	6.0
Borel	76,819	10.17	30,215	4.0	45,322	6.0
FPB	39,772	10.66	14,922	4.0	22,383	6.0
Gibraltar	83,563	10.28	32,512	4.0	48,767	6.0
Tier I leverage capital
Company	362,581	7.64	189,887	4.0	237,358	5.0
Boston Private Bank	140,792	6.54	86,106	4.0	107,633	5.0
Borel	76,819	9.02	34,064	4.0	42,580	5.0
FPB	39,772	9.22	17,255	4.0	21,569	5.0
Gibraltar	83,563	7.59	46,999	4.0	55,748	5.0

Results of Operations for the Three Months Ended June 30, 2006

Net Income. The Company recorded net income of $12.3 million, or $0.33 per diluted share for the quarter ended June 30, 2006 compared to net income of $10.3 million, or $0.35 per diluted share, for the quarter ended June 30, 2005.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for the Acquisitions and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition.

	Three Months Ended June 30,		Change from June 30, 2005 to June 30, 2006	Acquisitions June 30,	Change Excluding Acquisitions
	2006	2005		2006*
	(In thousands)
Interest and dividend income	$72,276	$41,299	$30,977	$19,984	$10,993
Interest expense	28,874	13,005	15,869	8,306	7,563

Net interest income	43,402	28,294	15,108	11,678	3,430
Provision for loan losses	1,704	778	926	660	266

Net interest income after provision for loan losses	41,698	27,516	14,182	11,018	3,164

Fees and other income	40,137	32,366	7,771	4,285	3,486
Operating expense	62,030	43,169	18,861	12,759	6,102
Minority interest	745	382	363	104	259

Income before income taxes	19,060	16,331	2,729	2,440	289

Income tax expense	6,772	6,075	697	986	(289)

Net income	$12,288	$10,256	$2,032	$1,454	$578

*	Includes the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition of $1.9 million, or $1.1 thousand net of estimated tax.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the second quarter of 2006, net interest income was $43.4 million, an increase of $15.1 million, or 53.4%, over the same period of 2005. This change was due to the increase in the average balance primarily through the acquisition of Gibraltar and rate on earning assets, partially offset by an increase in the average balance primarily through the acquisition of Gibraltar and rate on interest-bearing liabilities. The Company’s net interest margin was 3.92% for the second quarter of 2006, an increase of 15 basis points compared to the same period of 2005.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended June 30, 2006 and June 30, 2005.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest Earned/ Paid (1)	Average Rate	Average Balance	Interest Earned/ Paid (1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$674,008	$6,892	4.08%	$696,025	$5,890	3.38%
Loans (2)
Commercial and construction	2,143,288	41,278	7.65%	1,430,941	24,711	6.85%
Residential mortgage	1,456,485	20,378	5.60%	877,503	10,423	4.75%
Home equity and other consumer	259,738	5,093	7.61%	92,934	1,451	6.18%

Total loans	3,859,511	66,749	6.88%	2,401,378	36,585	6.06%
Total earning assets	4,533,519	73,641	6.46%	3,097,403	42,475	5.46%
Interest-bearing liabilities:
Deposits	$2,881,822	$19,562	2.72%	$1,987,743	$8,183	1.65%
Borrowed funds	824,349	9,312	4.47%	520,009	4,822	3.70%

Total interest-bearing liabilities	3,706,171	28,874	3.11%	2,507,752	13,005	2.08%
Net interest income		$44,767			$29,470
Interest rate spread			3.35%			3.38%
Net interest margin			3.92%			3.77%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.4 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $31.0 million, or 75.0%, in the second quarter of 2006, compared to the same period in 2005; 64.5% of the increase, or $20.0 million, was due to the acquisition of Gibraltar. On a same affiliate partner basis, which excludes the results of operations for the Acquisitions, and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition, interest and dividend income increased $11.0 million, or 26.6%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $16.4 million, or 67.3%, in the second quarter of 2006, compared to the same period in 2005, as a result of a 49.8% increase in average balances and a 11.7% increase in the average yield. The increase in the average balance of commercial loans of $712.3 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and the majority of loan rates based on the Prime rate or the London Interbank Offering Rate “LIBOR”. Gibraltar had $7.8 million in commercial loan income and average balances of $423.0 million in the second quarter of 2006.

Interest income on residential mortgage loans increased $10.0 million, or 95.5%, in the second quarter of 2006, compared to the same period in 2005, as a result of a 66.0% increase in average balances and a 17.9% increase in the average yield. The increase in the average balance of residential loans of $579.0 million was due to a combination of the Gibraltar acquisition as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment as well as adjustable rate mortgage (“ARM’) loans repricing at a higher rate. Gibraltar had $8.5 million in residential loan income, and average balances of $504.6 million in the second quarter of 2006.

Interest income on consumer and other loans increased $3.6 million, or 251.0%, in the second quarter of 2006, compared to the same period in 2005, as a result of a 179.5% increase in average balances and a 23.1% increase in the average yield. The increase in the average balance of consumer and other loans was primarily due to the Gibraltar acquisition. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 200 basis points from June 30, 2005 to June 30, 2006. Gibraltar had $3.3 million in consumer and other loan income, and average balances of $171.2 million in the second quarter of 2006.

Investment income increased $979 thousand, or 19.4%, in the second quarter of 2006, compared to the same period in 2005, as a result of a 70 basis point increase, or 20.7%, in the average yield partially offset by a $22.0 million decrease in the average balance of investments. Excluding Gibraltar, the average balance of investments would have decreased $56.3 million for the second quarter of 2006 as compared to the same period in 2005, due to decreased liquidity related to new loan growth.

Interest Expense. Interest paid on deposits and borrowings increased $15.9 million, or 122.0%, in the second quarter of 2006 from $13.0 million in the second quarter of 2005, to $28.9 million. 52.3% of the increase was due to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition. Excluding Gibraltar, interest paid on deposits and borrowings increased $7.6 million, or 58.2%, as a result of increases in the average rate paid on both deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $11.4 million for the quarter ending June 30, 2006, compared to the same period in 2005, as a result of a $894.1 million, or 45.0%, increase in the average balance, and a 107 basis point, or 64.8%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits. Gibraltar had $4.8 million of interest expense on deposits, and $735.9 million in average deposits in the second quarter of 2006.

Interest paid on borrowings increased $4.5 million, or 93.1%, in the second quarter of 2006, compared to the same period in 2005, as a result of a $304.3 million, or 58.5%, increase in average balance, and a 77 basis point, or 20.8%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place in the third quarter of 2005 to fund the acquisition of Gibraltar, the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued in the third quarter 2005 was $1.9 million in the second quarter of 2006.

Provision for Loan Losses. The provision for loan losses increased $926 thousand, or 119.0%, in the second quarter of 2006, from $778 thousand in the second quarter of 2005 to $1.7 million. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $12 thousand during the second quarter of 2006 versus $4 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $7.8 million, or 24.0%, in the second quarter of 2006 from $32.4 million in the second quarter of 2005 to $40.1 million. 55.1% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, fees and other income increased $3.5 million, or 10.8%, to $35.9 million for the second quarter 2006. This increase was primarily driven by the increase in investment management and trust fees.

Investment management and trust fees increased $7.4 million, or 29.2%, in the second quarter of 2006, from $25.2 million in the second quarter of 2005 to $32.6 million. This increase was due to the increase in assets under management as a result of improved market action from the second quarter of 2005 and the acquisitions of Gibraltar and Anchor. Assets under management, excluding the assets from the wealth advisors KLS and Rinet, increased $7.1 billion, or 43.5%, from June 30, 2005 to June 30, 2006. Gibraltar and Anchor had $1.6 million and $2.3 million, respectively, in investment management and trust fees for the second quarter 2006 and assets under management of $798 million, and $5.4 billion, respectively at June 30, 2006.

Wealth advisory fees increased $440 thousand, or 9.4%, in the second quarter of 2006, from $4.7 million in the second quarter 2005 to $5.1 million. The increase was primarily due to the increase in the number of client relationships and fee increases for existing clients. Assets under management, managed by the wealth advisors KLS and Rinet, increased $585 million, or 14.6% from June 30, 2005 to June 30 2006.

Operating Expenses and Minority Interest. Total operating expenses and minority interest increased $19.2 million, or 44.1%, in the second quarter of 2006, from $43.6 million in the second quarter of 2005 to $62.8 million. 66.9% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, operating expenses and minority interest increased $6.4 million to $49.9 million for the second quarter of 2006. This increase was primarily due to increases in salaries and benefits as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $11.9 million, or 42.3%, in the second quarter of 2006, from $28.3 million in the second quarter of 2005 to $40.2 million. 58.8% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, salaries and benefit expense increased $4.9 million, or 17.4%, to $33.2 million for the second quarter of 2006. This increase was due to a 13.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon, and new banking offices. In addition, the Company incurred a severance expense charge in the second quarter of 2006 of approximately $600 thousand.

Occupancy and equipment expense increased $2.2 million, or 44.6%, in the second quarter of 2006, from $4.8 million in the second quarter of 2005 to $7.0 million. 62.7% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, occupancy and equipment expenses increased $806 thousand, or 16.7%, to $5.6 million for the second quarter of 2006. This increase was primarily due to the openings, or planned openings, of new banking offices in both the west and east coast regions. In December of 2005 and June of 2006 Boston Private Bank opened its Lexington, and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in late 2006. Borel opened its Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.3 million, or 54.6%, in the second quarter of 2006, from $2.4 million in the second quarter of 2005 to $3.7 million. 61.8% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, professional services increased $503 thousand, or 20.9%, to $2.9 million for the second quarter of 2006. The increase was primarily attributable to the timing of the Company’s Board of Director’s stock and option compensation expense, offset by the decrease in legal fees as a result of the decreased use of outside legal counsel for ongoing litigation matter at Westfield.

Amortization of intangibles was $3.2 million for the second quarter of 2006, an increase of $1.6 million from the second quarter of 2005. The Gibraltar and Anchor acquisitions increased amortization by $1.5 million and $286 thousand, respectively, and the reduced amortization at DGHM and KLS, based on the accelerated amortization method, decreased amortization by $138 thousand. The Company anticipates amortization for the third quarter of 2006 to increase as compared to the second quarter of 2006 due to Anchor having three months of amortization compared to one month in the second quarter of 2006. Anchor recorded amortization of $286 thousand for the one month the Company owned Anchor in the second quarter of 2006.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $1.1 million, or 33.7%, in the second quarter 2006, from $3.2 million in the second quarter of 2005 to $4.3 million. 94.3% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis other expenses increased $62 thousand or 1.9%, to $3.3 million.

Income Tax Expense. The Company recorded income tax expense of $6.8 million for the second quarter of 2006 as compared to $6.1 million for the same period of 2005. The effective tax rate for the second quarter of 2006 was 35.5% compared to 37.1% for the second quarter of 2005. The decrease in the Company’s effective tax rate in 2006 was due to state taxes, incentive stock options and the increased earnings from tax-free state and municipal investments as a percentage of total pre-tax earnings.

The effective tax rate related to state taxes decreased due to the addition of Gibraltar’s earnings taxed predominately in a state jurisdiction with a lower rate than other affiliates and the earnings fluctuation between existing affiliates. The adoption of FAS 123(R) Share-Based Payment provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualifying disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.

The Company’s effective tax rate for the remainder of 2006 will be affected by the income in various states and localities as well as the relative level of tax-free investments as a percentage of total pre-tax earnings.

Results of Operations for the Six Months Ended June 30, 2006

Net Income. The Company recorded net income of $25.1 million, or $0.67 per diluted share for the six months ended June 30, 2006 compared to net income of $19.0 million, or $0.64 per diluted share, for the six months ended June 30, 2005.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for the Acquisitions and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition.

	Six Months Ended June 30,		Change from June 30, 2005 to June 30, 2006	Acquisitions June 30,	Change Excluding Acquisitions
	2006	2005		2006*
	(In thousands)
Interest and dividend income	$140,462	$78,947	$61,515	$38,524	$22,991
Interest expense	53,492	24,176	29,316	14,722	14,594

Net interest income	86,970	54,771	32,199	23,802	8,397
Provision for loan losses	2,867	1,640	1,227	1,327	(100)

Net interest income after provision for loan losses	84,103	53,131	30,972	22,475	8,497

Fees and other income	78,418	64,286	14,132	6,247	7,885
Operating expense	121,729	86,515	35,214	23,890	11,324
Minority interest	1,559	955	604	104	500

Income before income taxes	39,233	29,947	9,286	4,728	4,558

Income tax expense	14,118	10,976	3,142	1,916	1,226

Net income	$25,115	$18,971	$6,144	$2,812	$3,332

*	Includes the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition of $3.7 million, or $2.2 million net of estimated tax.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the six months ended June 30, 2006, net interest income was $87.0 million, an increase of $32.2 million, or 58.8%, over the same period of 2005. This change was due to the increase in the average balance, primarily through the acquisition of Gibraltar, and rate on earning assets, partially offset by an increase in the average balance, primarily through the acquisition of Gibraltar, and rate on interest-bearing liabilities. The Company’s net interest margin was 3.96% for the six months ended June 30, 2006, an increase of 23 basis points compared to the same period of 2005.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the six months ended June 30, 2006 and June 30, 2005.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$721,994	$14,810	4.11%	$696,315	$11,376	3.27%
Loans(2)
Commercial and construction	2,095,738	79,270	7.54%	1,399,838	46,965	6.68%
Residential mortgage	1,421,231	39,453	5.55%	852,714	20,157	4.73%
Home equity and other consumer	252,041	9,629	7.51%	92,044	2,773	5.99%

Total loans	3,769,010	128,352	6.79%	2,344,596	69,895	5.95%
Total earning assets	4,491,004	143,162	6.36%	3,040,911	81,271	5.33%
Interest-bearing liabilities:
Deposits	$2,887,432	$36,085	2.52%	$1,964,253	$14,740	1.51%
Borrowed funds	793,280	17,408	4.39%	513,467	9,436	3.69%

Total interest-bearing liabilities	3,680,712	53,493	2.92%	2,477,720	24,176	1.96%
Net interest income		$89,669			$57,905
Interest rate spread			3.44%			3.37%
Net interest margin			3.96%			3.73%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $2.7 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $61.5 million, or 77.9%, during the six months ended June 30, 2006 compared to the same period in 2005. 62.6% of the increase, or $38.5 million, was due to the acquisition of Gibraltar. On a same affiliate partner basis, interest and dividend income increased $23.0 million, or 29.1%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $32.0 million, or 69.2%, during the six months ended June 30, 2006 compared to the same period in 2005, as a result of a 49.7% increase in average balances and a 12.9% increase in the average yield. The increase in the average balance of commercial loans of $695.9 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and the majority of loan rates based on the Prime rate or LIBOR. Gibraltar had $15.0 million in commercial loan income and average balances of $411.9 million for the six months ended June 30, 2006.

Interest income on residential mortgage loans increased $19.3 million, or 95.7%, during the six months ended June 30, 2006, compared to the same period in 2005, as a result of a 66.7% increase in average balances and a 17.3% increase in the average yield. The increase in the average balance of residential loans of $568.5 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and ARM loans repricing at higher rates. Gibraltar had $16.3 million in residential loan income, and average balances of $484.8 million for the six months ended June 30, 2006.

Interest income on consumer and other loans increased $6.9 million, or 247.2%, during the six months ended June 30, 2006, compared to the same period of 2005, as a result of a 173.8% increase in average balances and a 25.4% increase in the average yield. The increase in the average balance of consumer and other loans was primarily due to the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 200 basis points in the from June 30, 2005 to June 30, 2006. Gibraltar had $6.2 million in consumer and other loan income, and average balances of $165.5 million for the six months ended June 30, 2006.

Investment income increased $3.3 million, or 34.3%, during the six months ended June 30, 2006, compared to the same period in 2005, as a result of a $25.4 million, or 4.6%, increase in the average balance of investment securities and a 84 basis point increase, or 25.7%, in average yield. Gibraltar had $44.1 million in average balance of investments for the first six months of 2006. Excluding Gibraltar, the average balance of investments would have decreased $18.7 million for the first six months of 2006 as compared to the same period in 2005, due to decreased liquidity related to new loan growth.

Interest Expense. Interest paid on deposits and borrowings increased $29.3 million, or 121.3%, during the six months ended June 30, 2006, from $24.2 million in the six months ended June 30, 2005 to $53.5 million. 50.2% of the increase was due to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition. On a same affiliate partner basis, interest paid on deposits and borrowings increased $14.6 million, or 60.4%, as a result of increases in the average rate paid on both deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $21.3 million for the six months ended June 30, 2006 compared to the same period in 2005 as a result of a $923.2 million, or 47.0%, increase in the average balance, and a 101 basis point, or 66.9%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits. Gibraltar had $8.6 million of interest expense on deposits, and $741.9 million in average deposits during the six months ended June 30, 2006.

Interest paid on borrowings increased $8.0 million, or 84.5%, during the six months ended June 30, 2006, compared to the same period in 2005, as a result of a $279.8 million, or 54.5%, increase in average balance, and a 70 basis point, or 19.0%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place in the third quarter of 2005 to fund the acquisition of Gibraltar, the additional

FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued in the third quarter 2005 was $3.7 million during the six months ended June 30, 2006.

Provision for Loan Losses. The provision for loan losses increased $1.2 million, or 74.8%, to $2.9 million for the six months ended June 30, 2006, compared to $1.6 million for the same period in 2005. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $539 thousand during the first six months of 2006 versus $77 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $14.1 million, or 22.0%, during the six months ended June 30, 2006 compared to the same period in 2005. 44.2% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, fees and other income increased $7.9 million, or 12.3%, as a result of a increases in investment management and trust fees, wealth advisory fees and earnings in equity investments.

Investment management and trust fees increased $12.6 million, or 25.0%, for the six months ended June 30, 2006, compared to the same period in 2005. This increase was due to the increase in assets under management as a result of improved market action and the acquisitions of Gibraltar and Anchor. Assets under management, excluding the assets from the wealth advisors KLS and Rinet, increased $7.1 billion, or 43.5%, from June 30, 2005 to June 30, 2006. Gibraltar and Anchor had $3.1 million and $2.3 million, respectively, in investment management and trust fees for the first six months of 2006 and assets under management of $798 million and $5.4 billion, respectively at June 30, 2006.

Wealth advisory fees increased $730 thousand, or 7.9%, for the six months ended June 30, 2006, compared to the same period in 2005, this increase was primarily due to the increase in the number of client relationships and fee increases for the existing clients. Assets under management, managed by the wealth advisors KLS and Rinet, increased $585 million, or 14.6% from $4.0 million at June 30, 2005 to $4.6 million at June 30 2006.

Earnings in equity investments increased $486 thousand, or 96.2%, for the six months ended June 30, 2006, compared to the same period in 2005. Earnings in equity investments includes: partnership earnings in the Company’s unconsolidated affiliates and performance fee earnings on hedge funds. Partnership earnings increased $171 thousand as a result of the Company’s increase in earnings and as a result of an increase in the Company’s ownership in BOS from 29.7% at June 30, 2005 to 39.7% at June 30, 2006. Performance fee earnings on hedge funds increased $315 thousand as a result of strong investment performance by the Company’s Investment Managers as compared to the industry benchmarks.

Operating Expenses and Minority Interest. Total operating expenses and minority interest for the six months ended June 30, 2006 was $123.3 million, compared to $87.5 million for the same period of 2005, an increase of $35.8 million, or 40.9%. 67.0% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, operating expenses and minority interest increased $11.8 million to $99.3 million during the six months ended June 30, 2006. This increase was primarily due to increases in salaries and benefits as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $22.4 million, or 39.2%, to $79.6 million for the six months ended June 30, 2006, from $57.2 million for the same period in 2005. 58.5% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, salaries and benefit expense increased $9.3 million, or 16.3% to $66.5 million during the first six months of 2006. This increase was due to a 13.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon, and new banking offices. In addition, the Company incurred a severance expense charge in the second quarter 2006 of approximately $600 thousand.

Occupancy and equipment expense increased $4.0 million, or 42.0%, to $13.6 million for the six months ended June 30, 2006, compared to $9.5 million for the same period of 2005. 64.0% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, occupancy and equipment expenses increased $1.4 million, or 15.1%, to $11.0 million for the six months ended June 30, 2006. This increase was primarily due to the development and opening of new banking offices in both the west and east coast regions. In December 2005 and June 2006 Boston Private Bank opened its Lexington, and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in late 2006. Borel opened its Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Sand Hill has entered into a new lease with its current landlord where Sand Hill expects to move into the new space in October 2006. As a result of this change, Sand Hill expects to recognize costs associated with the move of approximately $375 thousand during the third quarter of 2006.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.4 million, or 26.8%, to $6.5 million for the six months ended June 30, 2006, from $5.2 million for the same period of 2005. 97.1% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate basis, professional services remained consistent with prior year expense at $5.2 million.

Marketing and business development increased $1.4 million, or 41.8%, to $4.7 million for the six months ended June 30, 2006, from $3.3 million for the same period in 2005. 70.0% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate partner basis, marketing and business development increased $415 thousand, or 12.5%, to $3.7 million. This increase was due to the increased marketing initiatives as a result of putting the infrastructure in for future growth.

Amortization of intangibles was $6.0 million for the six months ended June 30, 2006, an increase of $3.0 million, or 96.2%, from the same period of 2005. The Gibraltar and Anchor acquisitions increased amortization by $3.2 million, and the reduced amortization at DGHM and KLS, based on the amortization method, decreased amortization by $276 thousand.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $2.5 million, or 38.5%, to $8.8 million for the six months ended June 30, 2006, from $6.4 million for the same period in 2005. 84.5% of the increase was due to the acquisitions of Gibraltar and Anchor. On a same affiliate basis other expenses increased $380 thousand or 6.0%, to $6.7 million.

Income Tax Expense. The Company recorded income tax expense of $14.1 million for the first six months of 2006 as compared to $11.0 million for the same period of 2005. The effective tax rate for the six months ended June 30, 2006 was 36.0% compared to 36.7% for the same period of 2005. The decrease in the Company’s effective tax rate in 2006 was due to state taxes, incentive stock options and the increased earnings from tax-free state and municipal investments as a percentage of total pre-tax earnings.

The effective tax rate related to state taxes decreased due to the addition of Gibraltar’s earnings taxed predominately in a state jurisdiction with a lower rate than other affiliates and the earnings fluctuation between existing affiliates. The adoption of FAS 123(R) Share-Based Payment provides that the tax effect of the book compensation cost previously recognized for an incentive stock option that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualifying disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.

The Company’s effective tax rate for the remainder of 2006 will be affected by the income in various states and localities as well as the relative level of tax-free investments as a percentage of total pre-tax earnings.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk described in Item 7A—Interest Rate Sensitivity and Market Risk of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, except for our current acquisition of Anchor Capital Holdings LLC (“Anchor”) for which we have not completed documentation, evaluation and testing of internal controls over financial reporting, are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the acquisition of Anchor, as noted above.

The Company acquired Anchor on June 1, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, Anchor’s internal control over financial reporting, with associated assets of $79.0 million and total revenue of $2.3 million generated by Anchor that was included in the Company’s consolidated financial statements as of and for the period ended June 30, 2006.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005 the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The matter is now fully briefed, but the appellate court has not yet scheduled oral judgment.

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

Item 1A. Risk Factors and Factors Affecting Forward-Looking Statements

There have been no material changes in the Risk Factors described in Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,000,128 shares of common stock during the second quarter of 2006 in connection with the Anchor Capital Holdings LLC acquisition. The total stock consideration for this transaction was $30.6 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Stockholders held on April 26, 2006, stockholders of the Company approved proposals to:

(1)	elect four Class III Directors of the Company to serve until the 2009 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD
Herbert S. Alexander	30,598,776	1,595,539
Lynn Thompson Hoffman	31,622,243	572,072
Richard I. Morris, Jr.	31,996,077	198,238
John A. Straus	30,881,593	1,312,722

(2)	approve the amendment and restatement of the Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan. The votes for such proposal were as follows:

FOR	ABSTAIN	AGAINST
26,121,985	394,691	2,628,402

(3)	approve the adoption of the Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan. The votes for such proposal were as follows:

FOR	ABSTAIN	AGAINST
26,502,064	452,246	2,217,768

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
August 9, 2006	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
August 9, 2006	Robert J. Whelan
Executive Vice President and Chief Financial Officer