Form 10-Q
period 2006-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2006-11-09
CIK 821127

As filed with the Securities and Exchange Commission on November 9, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006:

Common Stock-Par Value $1.00	36,513,062
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005*
	(In thousands, except share data)
Assets:
Cash and due from banks	$88,592	$116,925
Federal funds sold	115,377	255,391

Cash and cash equivalents	203,969	372,316
Investment securities:
Available-for-sale (amortized cost of $488,193 and $518,398, respectively)	484,686	512,742
Held-to-maturity (fair value of $14,159 and $44,208, respectively)	14,330	44,400

Total investment securities	499,016	557,142
Loans held for sale	5,034	12,883
Loans:
Commercial	1,796,162	1,560,485
Construction	586,736	478,958
Residential mortgage	1,486,942	1,338,607
Home equity and other consumer loans	278,971	246,190

Total loans	4,148,811	3,624,240
Less: allowance for loan losses	42,361	37,607

Net loans	4,106,450	3,586,633

Stock in Federal Home Loan Banks and Banker’s Bank	37,041	27,718
Premises and equipment, net	33,351	28,680
Goodwill	318,417	286,751
Intangible assets, net	125,601	97,656
Fees receivable	24,623	24,681
Accrued interest receivable	21,531	19,159
Other assets	103,137	104,949

Total assets	$5,478,170	$5,118,568

Liabilities:
Deposits	$3,854,594	$3,748,141
Securities sold under agreements to repurchase	98,586	107,353
Federal Home Loan Bank borrowings	538,553	362,005
Junior subordinated debentures	234,021	234,021
Accrued interest payable	9,790	6,335
Deferred acquisition obligations	13,589	17,628
Other liabilities	109,797	103,737

Total liabilities	4,858,930	4,579,220

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 36,502,126 shares at September 30, 2006 and 34,800,393 shares at December 31, 2005	36,502	34,800
Additional paid-in capital	421,607	374,819
Retained earnings	163,424	133,189
Accumulated other comprehensive loss	(2,293)	(3,460)

Total stockholders’ equity	619,240	539,348

Total liabilities and stockholders’ equity	$5,478,170	$5,118,568

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005*	2006	2005*
	(In thousands, except share data)
Interest and dividend income:
Loans	$71,165	$39,563	$198,553	$108,776
Taxable investment securities	2,788	2,166	8,268	5,880
Non-taxable investment securities	1,621	1,480	4,741	4,415
Mortgage-backed securities	404	325	1,239	1,099
Federal funds sold and other	1,684	1,113	5,323	3,424

Total interest and dividend income	77,662	44,647	218,124	123,594

Interest expense:
Deposits	23,545	9,667	59,630	24,407
Federal Home Loan Bank borrowings	6,432	3,094	16,223	9,128
Securities sold under agreements to repurchase	744	285	1,598	819
Junior subordinated debentures	3,305	1,471	9,848	4,263
Federal funds purchased and other	478	78	697	154

Total interest expense	34,504	14,595	87,996	38,771

Net interest income	43,158	30,052	130,128	84,823
Provision for loan losses	2,325	1,728	5,192	3,368

Net interest income after provision for loan losses	40,833	28,324	124,936	81,455

Fees and other income:
Investment management and trust fees	37,032	27,383	99,985	77,752
Wealth advisory fees	5,235	4,824	15,234	14,093
Earnings in equity investments	528	548	1,519	1,053
Deposit account service charges	405	292	1,272	923
Gain on sale of loans, net	556	533	1,538	1,303
Other	1,633	1,138	4,260	3,881

Total fees and other income	45,389	34,718	123,808	99,005

Operating expense:
Salaries and employee benefits	42,244	30,286	121,827	87,457
Occupancy and equipment	7,695	5,059	21,249	14,606
Professional services	3,161	2,035	9,696	7,190
Marketing and business development	1,842	1,432	6,540	4,744
Contract services and processing	1,301	960	3,804	2,846
Amortization of intangibles	3,736	1,539	9,775	4,616
Other	3,703	2,785	12,521	9,155

Total operating expense	63,682	44,096	185,412	130,614

Minority interest	1,120	526	2,679	1,480

Income before income taxes	21,420	18,420	60,653	48,366
Income tax expense	7,770	7,004	21,888	17,979

Net income	$13,650	$11,416	$38,765	$30,387

Per share data:
Basic earnings per share	$0.38	$0.41	$1.10	$1.10

Diluted earnings per share	$0.36	$0.38	$1.03	$1.02

Average basic common shares outstanding	35,953,256	27,954,187	35,249,295	27,718,856
Average diluted common shares outstanding	40,405,778	32,296,901	39,845,955	32,003,583

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2004*	$27,657	$201,421	$97,965	$(509)	$326,534
Comprehensive Income:
Net income*	—	—	30,387	—	30,387
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(2,215)	(2,215)

Total comprehensive income, net of tax					28,172
Dividends paid to shareholders	—	—	(5,907)	—	(5,907)
Proceeds from issuance of 1,769,897 shares of common stock	1,770	38,745	—	—	40,515
Issuance of 58,500 shares of incentive common stock grants	59	(59)	—	—	—
Amortization of incentive stock grants	—	1,782	—	—	1,782
Amortization of stock options and employee stock purchase plan	—	3,171	—	—	3,171
Stock options exercised	524	6,385	—	—	6,909
Excess tax savings on stock options exercised	—	1,957	—	—	1,957

Balance at September 30, 2005*	$30,010	$253,402	$122,445	$(2,724)	$403,133

Balance at December 31, 2005*	$34,800	$374,819	$133,189	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	38,765	—	38,765
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	1,435	1,435
Changes in unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	(268)	(268)

Total comprehensive income, net of tax					39,932
Dividends paid to shareholders	—	—	(8,530)	—	(8,530)
Proceeds from issuance of 1,172,861 shares of common stock	1,173	33,859	—	—	35,032
Issuance of 113,073 shares of incentive common stock grants	113	(113)	—	—	—
Amortization of incentive stock grants	—	2,444	—	—	2,444
Amortization of stock options and employee stock purchase plan	—	4,446	—	—	4,446
Stock options exercised	416	4,436	—	—	4,852
Excess tax savings on stock options exercised	—	1,716	—	—	1,716

Balance at September 30, 2006	$36,502	$421,607	$163,424	$(2,293)	$619,240

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005*
	(In thousands)
Cash flows from operating activities:
Net income	$38,765	$30,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,847	18,645
Loans originated for sale	(106,169)	(473,109)
Proceeds from sale of loans held for sale	115,119	508,093
Net increase in other operating activities	53	10,032

Net cash provided by operating activities	66,615	94,048

Cash flows from investing activities:
Maturity of short-term investments	—	19,019
Investment securities available-for-sale:
Purchases	(203,695)	(378,912)
Sales	20,038	31,276
Maturities, redemptions, and principal payments	212,284	344,773
Investment securities held-to-maturity:
Purchases	(20,935)	—
Maturities and principal payments	51,136	—
Investment in trusts	(888)	(7,311)
Purchase of Federal Home Loan Banks stock	(9,323)	(2,363)
Net increase in portfolio loans	(519,365)	(311,096)
Net increase in restricted cash	—	(113,000)
Capital expenditures, net of sale proceeds	(10,039)	(6,767)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(28,255)	(8,546)

Net cash used in investing activities	(509,042)	(432,927)

Cash flows from financing activities:
Net increase in deposits	106,453	294,904
Net (decrease) increase in short-term borrowings	(8,767)	14,477
Proceeds from Federal Home Loan Bank borrowings	889,926	24,875
Repayments of Federal Home Loan Bank borrowings	(713,243)	(5,587)
Proceeds from issuance of trust preferred debt	—	103,092
Dividends paid to stockholders	(8,530)	(5,907)
Excess tax savings on stock options exercised	1,716	1,957
Proceeds from stock option exercises	4,852	6,909
Proceeds from issuance of common stock, net	1,673	37,553

Net cash provided by financing activities	274,080	472,273

Net (decrease) increase in cash and cash equivalents	(168,347)	133,394
Cash and cash equivalents at beginning of year	372,316	128,914

Cash and cash equivalents at end of period	$203,969	$262,308

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$84,541	$37,174
Cash paid for income taxes, net of refunds received	23,130	18,598
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	1,435	(2,215)
Change in unrealized loss on cash flow hedges, net of estimated income taxes	(268)	—
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$32,694	$2,575

*	Adjusted to include the impact of stock-based compensation expense; see Note 1 for additional information.

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which consist of four private banks, and seven registered investment advisers. The Company’s four private banks include; Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), California state banking corporations; and Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association. The Company’s seven registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), and RINET Company LLC (“RINET”), and Anchor Capital Holdings LLC (“Anchor”). In addition, the Company holds an approximately 28.7% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 49.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at September 30, 2006. Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. BOS is a registered investment adviser. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, RINET, and Anchor (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and are included in other assets.

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

Stock-Based Compensation

At September 30, 2006, the Company had three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R).

The following table presents the difference between the Company’s previously reported financial results and adjustments for FAS 123(R):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
	(In thousands, except per share data)
Income Statement Items:
Income before income taxes	$18,420	$19,428	$48,366	$51,537
Net income	11,416	12,012	30,387	32,326
Basic earnings per share	$0.41	$0.43	$1.10	$1.17
Diluted earnings per share	$0.38	$0.40	$1.02	$1.09
Cash Flow Items:
Net cash provided by operating activities			$94,048	$96,005
Net cash provided by financing activities			472,273	467,224
Shares Outstanding:
Average diluted common shares outstanding	32,296,901	32,172,759	32,003,583	31,897,471

	December 31, 2005
	Adjusted	As Previously Reported
	(In thousands)
Balance Sheet Items:
Total assets (1)	$5,118,568	$5,112,810
Additional paid-in capital (2)	374,819	354,064
Retained earnings (3)	133,189	148,186
Stockholders’ equity (1)	539,348	533,590

(1)	Total assets and total stockholders’ equity increased as a result of recording the deferred tax assets related to stock option expense.
(2)	Additional paid-in capital as adjusted and as previously reported for December 31, 2005 also includes unearned compensation of $(4.5) million which was previously included as a separate line item.
(3)	The decrease in retained earnings was a result of recording the retrospective expense related to FAS 123(R)

Prior to the adoption of FAS 123(R), the Company was required to record tax savings resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the excess tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows. The $1.7 million, and $2.0 million excess tax savings on stock options exercised classified as a financing cash inflow, for the nine months ended September 30, 2006 and 2005, respectively, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

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

The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate. Under the ESPPs eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a deferral would result in a reversal of the compensation expense attributed to that participant. There were 47,670 shares issued under the plan during the quarter ended September 30, 2006. The Company issues shares under the ESPPs in January and July of each year. As of September 30, 2006, there were 502,353 shares reserved for future issuance under the ESPPs.

Share-based payments recorded in salaries and benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Stock option and ESPP expense	$1,304	$1,008	$4,065	$3,171
Nonvested share expense (1)	886	600	2,469	1,864

Subtotal	2,190	1,608	6,534	5,035
Tax benefit	821	658	2,448	2,060

Stock-based compensation expense, net of tax benefit	$1,369	$950	$4,086	$2,975

(1)	Nonvested share expense has previously been reported in the Company’s statement of operations.

The above table does not include $45 thousand and $382 thousand of share-based payments to directors, which is recorded in professional services, for the three and nine months ended September 30, 2006, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected volatility	25%	25%
Expected dividend yield	1.31%	1.02%
Expected term (in years)	4.4	4.1
Risk-free rate	4.57%	3.44%

Stock Options

A summary of option activity under the Plan for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value* (000s)
Outstanding at January 1, 2006	4,227,066	$18.18
Granted	846,498	$30.23
Exercised	(415,782)	$11.68
Forfeited or expired	(25,153)	$26.73

Outstanding at September 30, 2006	4,632,629	$20.91	6.58	$34,357

Exercisable at September 30, 2006	3,073,092	$16.95	5.46	$33,732

*	The intrinsic value was calculated by the excess value of the closing price of the Company’s common stock on September 30, 2006 as compared to the option exercise price. If the exercise price of the stock option was above the closing price, an intrinsic value of $0 was assigned.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.60 and $6.29, respectively. The total intrinsic value of options exercised during the nine months ended

September 30, 2006 and 2005 was approximately $8.0 million and $7.0 million, respectively. As of September 30, 2006, there was approximately $7.1 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

A summary of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	368,510	$24.95
Granted	115,673	$30.09
Vested	(68,010)	$18.35
Forfeited	(2,500)	$25.78

Nonvested at September 30, 2006	413,673	$27.47

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the nine months ended September 30, 2006 and 2005 was $30.09 and $26.75 respectively. At September 30, 2006, there was approximately $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was approximately $1.2 million and $776 thousand, respectively.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three months and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ending September 30,
	2006	2005
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$13,650	$11,416
Interest on convertible trust preferred securities, net of tax	765	765

Net income for EPS calculation using the if-converted method	$14,415	$12,181

Calculation of average shares outstanding:
Average basic common shares outstanding	35,953,256	27,954,187
Dilutive effect of:
Stock options, stock grants and other	1,269,620	912,622
Forward agreement	—	247,657
Convertible trust preferred securities	3,182,902	3,182,435

Dilutive potential common shares	4,452,522	4,342,714

Average diluted common shares outstanding	40,405,778	32,296,901

Per Share Data:
Basic earnings per share	$0.38	$0.41
Diluted earnings per share	$0.36	$0.38

	Nine Months Ending September 30,
	2006	2005
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$38,765	$30,387
Interest on convertible trust preferred securities, net of tax	2,295	2,294

Net income for EPS calculation using the if-converted method	$41,060	$32,681

Calculation of average shares outstanding:
Average basic common shares outstanding	35,249,295	27,718,856
Dilutive effect of:
Stock options, stock grants and other	1,414,326	905,227
Forward agreement	—	197,042
Convertible trust preferred securities	3,182,334	3,182,458

Dilutive potential common shares	4,596,660	4,284,727

Average diluted common shares outstanding	39,845,955	32,003,583

Per Share Data:
Basic earnings per share	$1.10	$1.10
Diluted earnings per share	$1.03	$1.02

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

Anchor is the parent holding company of Anchor Capital and Anchor/Russell. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital serves clients through its Discretionary Management Accounts division and its Separately Managed Accounts (“Wrap Accounts”) division, and offers four core disciplines, which include balanced, all-cap, mid-cap, and small-cap styles. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and Separately Managed Accounts programs sponsored by the Frank Russell Company.

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005. Interest expense on junior subordinated debentures are reported at the Holding Company.

At and For the Three Months Ended

September 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$94	$29	$7	$7	$52	$14	$20	$223
Non-interest income	14,416	6,561	1,672	1,745	3,155	2,029	6,943	36,521

Total revenue	$14,510	$6,590	$1,679	$1,752	$3,207	$2,043	$6,963	$36,744
Non-interest expense and minority interest	8,597	4,516	1,779	1,391	2,541	1,806	5,383	26,013
Income taxes	2,473	941	(44)	157	348	99	673	4,647

Segment profit	$3,440	$1,133	$(56)	$204	$318	$138	$907	$6,084
Segment assets	$53,591	$99,509	$16,496	$5,566	$35,941	$5,640	$82,218	$298,961

(In millions)
Assets under management and advisory	$9,074	$2,784	$1,151	$914	$3,494	$1,202	$5,806	$24,425

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar (2)	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,107	$10,451	$6,510	$13,176	$46,244	$223	$(3,375)	$66	$43,158
Non-interest income	4,428	1,432	567	2,013	8,440	36,521	686	(258)	45,389

Total revenue	$20,535	$11,883	$7,077	$15,189	$54,684	$36,744	$(2,689)	$(192)	$88,547
Provision for loan losses	$1,217	$275	$521	$312	$2,325	$—	$—	$—	$2,325
Non-interest expense and minority interest	13,028	5,911	3,799	11,056	33,794	26,013	5,187	(192)	64,802
Income taxes	1,561	2,279	1,090	1,540	6,470	4,647	(3,347)	—	7,770

Segment profit	$4,729	$3,418	$1,667	$2,281	$12,095	$6,084	$(4,529)	$—	$13,650
Segment assets	$2,337,914	$930,776	$480,080	$1,428,538	$5,177,308	$298,961	$44,858	$(42,957)	$5,478,170

(In millions)
Assets under management and advisory	$2,309	$683	$—	$888	$3,880	$24,425	$—	$(211)	$28,094

(1)	Acquired on June 1, 2006.
(2)	Acquired on October 1, 2005.

At and For the Three Months Ended

September 30, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$17	$17	$6	$3	$31	$6	$80
Non-interest income	13,362	7,028	1,642	1,563	2,742	2,040	28,377

Total revenue	$13,379	$7,045	$1,648	$1,566	$2,773	$2,046	$28,457
Non-interest expense and minority interest	7,808	5,033	1,412	1,339	2,208	2,003	19,803
Income taxes	2,330	927	95	101	256	18	3,727

Segment profit	$3,241	$1,085	$141	$126	$309	$25	$4,927
Segment assets	$41,884	$103,609	$16,913	$5,398	$36,286	$5,346	$209,436

(In millions)
Assets under management and advisory	$8,374	$3,384	$1,087	$849	$3,030	$1,092	$17,816

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$15,890	$9,801	$5,630	$31,321	$80	$(1,351)	$2	$30,052
Non-interest income	4,242	1,174	605	6,021	28,377	467	(147)	34,718

Total revenue	$20,132	$10,975	$6,235	$37,342	$28,457	$(884)	$(145)	$64,770
Provision for loan losses	$910	$525	$293	$1,728	$—	$—	$—	$1,728
Non-interest expense and minority interest	12,419	5,034	3,208	20,661	19,803	4,303	(145)	44,622
Income taxes	1,852	2,285	1,143	5,280	3,727	(2,003)	—	7,004

Segment profit	$4,951	$3,131	$1,591	$9,673	$4,927	$(3,184)	$—	$11,416
Segment assets	$2,166,263	$827,950	$463,140	$3,457,353	$209,436	$183,141	$(59,639)	$3,790,291

(In millions)
Assets under management and advisory	$2,312	$653	$—	$2,965	$17,816	$—	$(216)	$20,565

At and For the Nine Months Ended

September 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$149	$107	$19	$14	$134	$32	$23	$478
Non-interest income	42,432	21,442	5,027	5,181	9,039	6,046	9,208	98,375

Total revenue	$42,581	$21,549	$5,046	$5,195	$9,173	$6,078	$9,231	$98,853
Non-interest expense and minority interest	25,204	15,008	4,735	4,206	7,511	5,460	7,233	69,357
Income taxes	7,268	2,968	121	433	796	258	846	12,690

Segment profit	$10,109	$3,573	$190	$556	$866	$360	$1,152	$16,806
Segment assets	$53,591	$99,509	$16,496	$5,566	$35,941	$5,640	$82,218	$298,961

(In millions)
Assets under management and advisory	$9,074	$2,784	$1,151	$914	$3,494	$1,202	$5,806	$24,425

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar (2)	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$48,226	$30,985	$19,398	$40,669	$139,278	$478	$(9,688)	$60	$130,128
Non-interest income	12,887	4,073	1,597	5,997	24,554	98,375	1,504	(625)	123,808

Total revenue	$61,113	$35,058	$20,995	$46,666	$163,832	$98,853	$(8,184)	$(565)	$253,936
Provision for loan losses	$2,259	$707	$587	$1,639	$5,192	$—	$—	$—	$5,192
Non-interest expense and minority interest	39,963	17,606	11,241	33,200	102,010	69,357	17,289	(565)	188,091
Income taxes	4,743	6,645	3,621	4,794	19,803	12,690	(10,605)	—	21,888

Segment profit	$14,148	$10,100	$5,546	$7,033	$36,827	$16,806	$(14,868)	$—	$38,765
Segment assets	$2,337,914	$930,776	$480,080	$1,428,538	$5,177,308	$298,961	$44,858	$(42,957)	$5,478,170

(In millions)
Assets under management and advisory	$2,309	$683	$—	$888	$3,880	$24,425	$—	$(211)	$28,094

(1)	Acquired on June 1, 2006.
(2)	Acquired on October 1, 2005.

At and For the Nine Months Ended

September 30, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$46	$50	$15	$6	$69	$17	$203
Non-interest income	36,670	20,231	4,981	4,766	7,934	6,071	80,653

Total revenue	$36,716	$20,281	$4,996	$4,772	$8,003	$6,088	$80,856
Non-interest expense and minority interest	21,974	14,912	4,524	3,879	6,487	5,550	57,326
Income taxes	6,168	2,494	194	393	692	230	10,171

Segment profit	$8,574	$2,875	$278	$500	$824	$308	$13,359
Segment assets	$41,884	$103,609	$16,913	$5,398	$36,286	$5,346	$209,436

(In millions)
Assets under management and advisory	$8,374	$3,384	$1,087	$849	$3,030	$1,092	$17,816

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$45,594	$27,522	$15,467	$88,583	$203	$(3,963)	$—	$84,823
Non-interest income	12,763	3,365	1,722	17,850	80,653	918	(416)	99,005

Total revenue	$58,357	$30,887	$17,189	$106,433	$80,856	$(3,045)	$(416)	$183,828
Provision for loan losses	$1,539	$1,338	$491	$3,368	$—	$—	$—	$3,368
Non-interest expense and minority interest	37,441	14,603	9,487	61,531	57,326	13,653	(416)	132,094
Income taxes	5,160	6,253	2,996	14,409	10,171	(6,601)	—	17,979

Segment profit	$14,217	$8,693	$4,215	$27,125	$13,359	$(10,097)	$—	$30,387
Segment assets	$2,166,263	$827,950	$463,140	$3,457,353	$209,436	$183,141	$(59,639)	$3,790,291

(In millions)
Assets under management and advisory	$2,312	$653	$—	$2,965	$17,816	$—	$(216)	$20,565

Boston Private Bank, Borel and Gibraltar also provide investment advisory and trust services which are included in the Banks segment profit and are not included with the segment profit of the Registered Investment Advisers.

(4) Excess of Cost Over Net Assets Acquired (Goodwill) and Intangible Assets

The following is an analysis of the activity in goodwill and intangible assets:

Intangibles (In Thousands)	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at September 30, 2006
Sand Hill Advisory Contracts	$769	$—	$(76)	$693
BPVI Advisory Contracts	1,640	—	(179)	1,461
DGHM Advisory Contracts	30,712	—	(2,534)	28,178
DGHM Non-Compete Agreements	821	—	(121)	700
FPB Core Deposit Intangibles	6,539	—	(533)	6,006
FPB Non-Compete Agreements	132	—	(85)	47
KLS Non-Compete Agreements	331	—	(50)	281
KLS Advisory Contracts	5,942	—	(624)	5,318
Gibraltar Core Deposit Intangibles	39,027	—	(3,517)	35,510
Gibraltar Advisory Contracts	11,602	(100)	(882)	10,620
Gibraltar Non-Compete Agreements	141	—	(28)	113
Anchor Trade Names	—	1,900	—	1,900
Anchor Advisory Contracts	—	34,200	(1,064)	33,136
Anchor Non-Compete Agreements	—	1,720	(82)	1,638

Total	$97,656	$37,720	$(9,775)	$125,601

Intangibles (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Amortization	Balance at September 30, 2005
Sand Hill Advisory Contracts	$870	$—	$(76)	$794
BPVI Advisory Contracts	1,878	—	(179)	1,699
DGHM Advisory Contracts	34,506	—	(2,847)	31,659
DGHM Non-Compete Agreements	984	—	(121)	863
FPB Core Deposit Intangibles	7,251	—	(533)	6,718
FPB Non-Compete Agreements	245	—	(85)	160
KLS Non-Compete Agreements	478	(81)	(50)	347
KLS Advisory Contracts	10,465	(3,556)	(725)	6,184

Total	$56,677	$(3,637)	$(4,616)	$48,424

Goodwill (In thousands)	Balance at December 31, 2005	Acquisitions, additions, reclassifications, and adjustments	Balance at September 30, 2006
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	(15)	1,189
DGHM	56,890	516	57,406
FPB	34,633	(241)	34,392
KLS	22,829	—	22,829
Gibraltar	155,375	(540)	154,835
Anchor	—	31,946	31,946

Total	$286,751	$31,666	$318,417

Goodwill (In thousands)	Balance at December 31, 2004	Acquisitions, additions, reclassifications, and adjustments	Balance at September 30, 2005
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,417	—	13,417
BPVI	1,204	—	1,204
DGHM	57,106	654	57,760
FPB	37,240	(2,607)	34,633
KLS	19,116	3,713	22,829

Total	$130,486	$1,760	$132,246

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

The goodwill is expected to be deductible for tax purposes except for Gibraltar’s, FPB’s which includes Encino, Anchor’s, and a portion of BPVI’s.

(5) Recent Accounting Developments

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instrument, (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB

Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact the statement will have on the financial statements and believes that, when adopted, will not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets —An Amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective for fiscal years that begin after September 15, 2006. The Company does not believe that the adoption of FAS 156 will have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty with respect to income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes by providing guidance on the recognition, derecognition and classification of taxes, interest and penalties and the accounting during interim periods of uncertain tax positions including financial statement disclosure. This interpretation will become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the interpretation will have on the financial statements and believes that, when adopted, this interpretation will not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. The Company is currently evaluating the impact the statement will have on the financial statements and believes that, when adopted, will not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2006

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

These intangible assets are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. A review of the amount of assets under management is made to determine if there has been a significant reduction since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are also reviewed for banks with core deposit intangibles to determine if there is potential impairment. The value of the intangibles will be recalculated if management believes there is more than an insignificant risk that the asset could be impaired. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill will be reviewed during the fourth quarter of 2006, on all affiliates with Goodwill, using discounted cash flow analysis.

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

Stock-Based Compensation

At September 30, 2006, the Company had three stock-based compensation plans, which are described more fully in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

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

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions. This Executive Summary provides an overview of the most significant aspects of our operating subsidiaries and the Company’s operations in the third quarter of 2006. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On October 1, 2005 and June 1, 2006 the Company acquired Gibraltar and Anchor (together, the “Acquisitions”), respectively. The financial results of the acquired entities have had a significant impact on our results of operations for the three months and nine months ended September 30, 2006 and should be considered in comparing the Company’s results of operations. The following table provides additional detail for these acquisitions. The assets, revenues, expenses and assets under management and advisory (“AUM”) of the entities acquired, are disclosed in Note 3—Business Segments.

Name of Acquisition	Acquisition Date	Total Assets at acquisition (1)		Assets under Management and Advisory at acquisition

Gibraltar	October 1, 2005	$1.1 Billion		$707 Million
Anchor	June 1, 2006	$9.2 Million	(2)	$5.4 Billion

(1)	Excludes the effects of purchase accounting.
(2)	Estimate.

The Company, through its 9 wholly-owned and 2 majority-owned subsidiaries offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB and Gibraltar. Within the wealth advisory and investment management disciplines, the operating segments are Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and Anchor. The Company also owns a minority interest in BOS and Coldstream Holdings.

At September 30, 2006, Boston Private’s consolidated subsidiaries managed or advised approximately $28.1 billion in client investment assets and had balance sheet assets of approximately $5.5 billion.

During the third quarter of 2006, through growth in its organic businesses, and the acquisition of Gibraltar and Anchor, the Company earned revenues of $88.5 million, an increase of 36.7% over revenues of $64.8 million for the same period in 2005. Total operating expenses, including minority interest, was $64.8 million for the third quarter of 2006, a 45.2% increase over total operating expenses of $44.6 million, including minority interest, for the same period in 2005. Net income for the third quarter of 2006 was $13.6 million, or $0.36 per diluted share, as compared to net income for the third quarter of 2005 of $11.4 million, or $0.38 per diluted share.

Gibraltar and Anchor had revenues of $15.2 million and $7.0 million, respectively, for the three months ended September 30, 2006. Total operating expenses and minority interest in the third quarter of 2006 for Gibraltar and Anchor were $11.1 million, and $5.4 million, respectively. Gibraltar and Anchor had net income of $2.3 million and $907 thousand, respectively, in the third quarter of 2006. Included in net interest income, which is a component of revenue, is interest expense on the junior subordinated debentures issued and assumed in the Gibraltar acquisition of $1.9 million. Net of estimated taxes, the impact on net income from the junior subordinated debentures interest expense was $1.1 million for the three months ended September 30, 2006. The change in Company’s statement of operations excluding the results of operations for Gibraltar and Anchor and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition is disclosed in the Company’s three and nine months ended September 30, 2006 results of operations discussion.

Items that impacted the Company’s results in the third quarter 2006 includes: Growth in interest earning assets outpacing growth in deposits; increased assets under management; and additional operating costs related to the new initiatives to open offices in Massachusetts, New York, Florida and California. In addition, the Boston FHLB paid the equivalent of a double stock dividend in the third quarter of 2006. The dividend Boston Private Bank recorded in the third quarter of 2006 was $534 thousand. There was no dividend recorded in the second quarter by Boston Private Bank.

In the third quarter of 2006, the Banks’ loan growth continued to outpace deposit growth. Average loans and deposits grew $199.0 million and $45.1 million, respectively, from the second quarter of 2006. The shortfall in deposits caused the Banks to fund their loan growth by reducing liquidity and in some cases by additional borrowings. The funding of the new loans with higher priced borrowings, coupled with the competitive pressures on deposit prices had a negative impact on the Company’s net interest margin. Net interest margin, on a fully taxable equivalent basis, decreased 12 basis points from 3.88% in the third quarter of 2005 to 3.76% in the third quarter of 2006. Future net interest margins will be affected by the growth of the Banks’ interest bearing assets, the related funding, the loan quality, and the interest rate yield curve. The Company believes that the primary interest rate risk is a flat or inverted yield curve which could have an adverse impact on net interest margin compression at the Banks’.

In the third quarter of 2006, the investment management business continued to benefit from the acquisition of Anchor that occurred on June 1, 2006. Assets under management and advisory increased $417 million to $28.1 billion at September 30, 2006, from $27.7 billion at June 30, 2006. Anchor contributed approximately $368 million in net new business during the third quarter of 2006. The $417 million increase in assets under management is comprised of approximately $143 million in net new assets and $274 million in market appreciation. Management fees for our Banks and Investment Managers are typically calculated based on a percentage of assets under management. Approximately 27% of the Company’s third quarter 2006 investment management and trust fees were calculated based on the June 30, 2006 ending assets under management, the remaining 73% of the Company’s investment management and trust fees were calculated based on the September 30, 2006 ending assets under management. The Company’s fees on assets under management is affected by the timing of net new business flows as well as the equities market. Late in the third quarter of 2006, DGHM experienced net outflows of approximately $435 million in assets under management. Due to the timing, the loss did not significantly impact the Company’s third quarter results. However, management anticipates the loss to negatively impact the Company’s fourth quarter’s investment management and trust fees by approximately $1.1 million.

In the third quarter 2006, included in operating expenses is approximately $1.4 million in expenses related to the new initiatives to open new banking offices in both the west and east coast regions. In December of 2005 and June of 2006 Boston Private Bank opened its Lexington and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in 2007. Borel opened its Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006.

The return on average assets decreased 26 basis points to 1.02% for the quarter ended September 30, 2006 compared to 1.28% during the same period in 2005. Average assets increased $1.8 billion, or 50.7%, from $3.6 billion in the third quarter of 2005 to $5.4 billion in the third quarter of 2006. The increase in average assets was primarily due to the acquisition of Gibraltar.

The return on average equity decreased 386 basis points to 8.95% for the quarter ended September 30, 2006 compared to 12.81% during the same period in 2005. The decrease was primarily due to additional equity issued in connection with the Company’s recent acquisitions. Average equity increased $253.6 million, or 71.1%, from $356 million in the third quarter of 2005 to $610 million in the third quarter of 2006.

The effective tax rate for the third quarter of 2006 was 36.3% and the related income tax expense was $7.8 million. The effective tax rate for the same period in 2005 was 38.0% and the related income tax expense was $7.0 million. The decrease in the Company’s effective tax rate was due to state taxes, incentive stock options and the increased earnings from tax-free state and municipal investments as a percentage of total pre-tax earnings.

On June 1, 2006 the Company successfully completed the acquisition of an 80% interest in each of Anchor Capital and Anchor/Russell. The acquisition was effected through the establishment of Anchor Capital Holdings LLC, a newly created holding company that owns 80% each of Anchor Capital and Anchor/Russell. The Company owns 100% of Anchor Capital Holdings LLC and the financial results of Anchor Capital and Anchor Russell are consolidated for financial reporting purposes. At the closing of the transaction, the Company paid approximately $56.5 million, in a combination of cash and common stock, which represents approximately 68% of the total estimated consideration. The remaining consideration will be made in payments of Boston Private common stock over five years. The amount of these future payments is not determinable beyond a reasonable doubt and contingent upon Anchor achieving certain earnings goals through a five-year earn-out period. The consideration paid at closing consisted of approximately 1.0 million shares of newly issued Boston Private common stock (of which 278,465 have been registered for resale on Form S-3 effective May 31, 2006) and approximately $25.9 million in cash. The Company completed the initial purchase price allocation which resulted in the assignment of $31.9 million to Goodwill and $37.8 million to intangible assets. See Footnote 4 for more information on the intangibles assets acquired. The acquisition gives the Company access to the rapidly growing Separately Managed Accounts (“SMA”) market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

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

Financial Condition

Total Assets. Total assets increased $359.6 million, or 7.0%, to $5.5 billion at September 30, 2006 from $5.1 billion at December 31, 2005. This increase was primarily driven by organic growth in loans which were funded by reducing liquidity, and additional Federal Home Loan Bank borrowings.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks and Banker’s Bank) decreased $217.2 million or 22.7% to $740.0 million, or 13.5% of total assets, at September 30, 2006, from $957.2 million, or 18.7% of total assets, at December 31, 2005. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. Investments decreased to provide liquidity for additional loan funding due to the loan growth outpacing the deposit growth in the nine months ending September 30, 2006.

The following table is a summary of investment securities:

	Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At September 30, 2006
Available-for-sale securities at fair value:
U.S. Government	$21,051	$2	$(83)	$20,970
U.S. Agencies	183,394	30	(1,497)	181,927
Corporate bonds	30,580	2	(372)	30,210
Municipal bonds	217,333	958	(1,599)	216,692
Mortgage-backed securities	30,516	16	(844)	29,688
Other	5,319	11	(131)	5,199

Total investments	$488,193	$1,019	$(4,526)	$484,686

Held-to-maturity securities at amortized cost:
U.S. Government	$2,743	$—	$(14)	$2,729
U.S. Agencies	1,964	—	(23)	1,941
Mortgage-backed securities	8,040	—	(125)	7,915
Other	1,583	—	(9)	1,574

Total investments	$14,330	$—	$(171)	$14,159

At December 31, 2005
Available-for-sale securities at fair value:
U.S. Government	$22,618	$6	$(162)	$22,462
U.S. Agencies	185,311	8	(2,141)	183,178
Corporate bonds	45,586	8	(539)	45,055
Municipal bonds	225,933	363	(2,215)	224,081
Mortgage-backed securities	34,024	—	(942)	33,082
Other	4,926	—	(42)	4,884

Total investments	$518,398	$385	$(6,041)	$512,742

Held-to-maturity securities at amortized cost:
U.S. Government	$4,472	$—	$(28)	$4,444
U.S. Agencies	29,412	—	(27)	29,385
Mortgage-backed securities	9,439	—	(127)	9,312
Other	1,077	—	(10)	1,067

Total investments	$44,400	$—	$(192)	$44,208

Loans held for sale. Loans held for sale decreased $7.8 million, or 60.9%, during the first nine months of 2006 to $5.0 million from $12.9 million at December 31, 2005. This decrease was primarily the result of the timing of loan sales, the type of residential loans originated at the Banks, and in the case of FPB, liquidity and the availability of this product from an unaffiliated loan broker. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $524.6 million, or 14.5%, during the first nine months of 2006 to $4.1 billion, or 75.7% of total assets, at September 30, 2006, from $3.6 billion, or 70.8% of total assets, at December 31, 2005. This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $343.5 million, or 16.8%, and $148.3 million, or 11.1%, respectively. Commercial (including construction) loans accounted for 57.4% of the total loan portfolio, residential loans 35.8%, and home equity and other consumer loans 6.8%, as compared to 56.3%, 36.9%, and 6.8% respectively at December 31, 2005.

Risk Elements. Total non-performing assets, which consist of non-accrual loans, other real estate owned (“OREO”), and repossessed assets, increased $5.2 million during the first nine months of 2006 to $13.1 million or 0.24% of total assets, at September 30, 2006, from $7.9 million, or 0.15% of total assets, at December 31, 2005. There was no OREO at September 30, 2006 or December 31, 2005. The increase in non-performing assets was primarily due to one new non-accrual loan of approximately $6.4 million and a repossessed asset with a carrying amount of $550 thousand in the third quarter of 2006 at FPB. These increases were partially offset by payoffs on the previously reported non-accrual loans and non-accrual loans returning to performing status.

At September 30, 2006, loans with an aggregate balance of $6.0 million, or 0.14% of total loans, were 30-89 days past due, a decrease of $1.9 million, as compared to $7.9 million at December 31, 2005. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

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

The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At September 30, 2006, the Company had classified $40.9 million of loans as substandard, loss, special mention or doubtful based on the rating system adopted by the Company, compared to $12.4 million at December 31, 2005.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At September 30, 2006, the allowance for credit losses totaled $47.7 million and was comprised of the allowance for loan losses of $42.3 million and the reserve for unfunded loan commitments of $5.4 million.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Ending gross loans	$4,148,811	$2,557,987	$4,148,811	$2,557,987
Allowance for loan losses, beginning of period (1)	39,935	26,584	37,607	25,021
Provision for loan losses	2,325	1,728	5,192	3,368
Charge-offs	(271)	(28)	(897)	(152)
Recoveries	372	18	459	65

Allowance for loan losses, end of period	$42,361	$28,302	$42,361	$28,302

Reserve for unfunded loan commitments, beginning of period	$5,448	$3,621	$4,747	$2,916
Provision for unfunded loan commitments (2)	(102)	(128)	599	577

Reserve for unfunded loan commitments, end of period	$5,346	$3,493	$5,346	$3,493

Total allowance for credit losses	$47,707	$31,795	$47,707	$31,795

Allowance for loan losses to ending gross loans	1.02%	1.11%	1.02%	1.11%
Allowance for credit losses to ending gross loans	1.15%	1.24%	1.15%	1.24%

(1)	In the first quarter of 2005, the Company reclassified the portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities.
(2)	Expenses related to off-balance sheet credit risk are included in other expenses.

The decline in the percentage of allowance for loan losses and allowance for credit losses to ending gross loans at September 30, 2006 compared to September 30, 2005 was primarily due to the acquisition of Gibraltar. Gibraltar’s loan portfolio has a high proportion of residential loans, which generally have a lower allowance than commercial loans.

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

Goodwill. Goodwill increased $31.7 million during the first nine months of 2006 to $318.4 million from $286.8 million. The increase was primarily due to the Anchor acquisition.

Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In the third quarter 2006 DGHM’s assets under management declined $435 million and on October 12th, 2006 a key employee left DGHM. As a result of the reduced assets under management and loss of key personnel the Company performed a preliminary analysis to ensure that there was no impairment at September 30, 2006. Based on the analysis performed no impairment was noted at September 30, 2006.

Intangible Assets. Intangible assets increased $27.9 million during the first nine months of 2006 to $125.6 million from $97.7 million at December 31, 2005. The increase was primarily due to the acquisition of Anchor, offset by the amortization recorded during the first nine months of 2006.

Other Assets. Other assets decreased $1.8 million during the first nine months of 2006 to $103.0 million from $104.9 million at December 31, 2005. The decrease is primarily due to the change in the balance of current and deferred taxes.

Deposits. Deposits increased $106.5 million, or 2.8%, during the first nine months of 2006, to $3.9 billion, or 70.4% of total assets, at September 30, 2006, from $3.7 billion, or 73.2% of total assets, at December 31, 2005. The increase in deposits can be attributed to organic growth and the opening of two new private banking offices. The low growth rates of deposits compared to our historical average can be attributed to increased competition and, in some instances, customers moving a portion of their deposits to higher yielding money market mutual funds.

The following table shows the composition of our deposits at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$715,554	18.6%	$779,606	20.8%
NOW	333,614	8.7%	370,718	9.9%
Savings	122,080	3.0%	73,836	2.0%
Money market	1,856,321	48.2%	1,876,393	50.0%
Certificates of deposit under $100,000	134,122	3.5%	138,519	3.7%
Certificates of deposit $100,000 or greater	692,903	18.0%	509,069	13.6%

Total	$3,854,594	100.0%	$3,748,141	100.0%

Borrowings. Total borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and junior subordinated debentures) increased $167.8 million, or 23.9%, during the first nine months of 2006 to $871.2 million from $703.4 million at December 31, 2005. FHLB Borrowings increased $176.5 million, or 48.8%. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of its loans. Due to the loan growth outpacing the deposit growth during the first nine months of 2006, Boston Private Bank and Gibraltar used additional FHLB borrowings to fund a portion of loan demand. Repurchase Agreements decreased $8.8 million, or 8.2%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature.

The following table shows the composition of our borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Securities sold under agreements to repurchase	$98,586	11.3%	$107,353	15.3%
Federal Home Loan Bank borrowings	538,553	61.8%	362,005	51.4%
Junior subordinated debentures	234,021	26.9%	234,021	33.3%

Total	$871,160	100.0%	$703,379	100.0%

Deferred Acquisition Obligations. A portion of the purchase price for business acquisitions is often deferred and the deferred payments are contingent upon future performance of the entity being acquired. The obligations, which are recorded at the acquisition date for contingencies that are determinable beyond a reasonable doubt, are recorded at their estimated present value and the imputed interest accrued is included in Other Operating Expenses. Deferred acquisition obligations were $13.6 million at September 30, 2006, a decrease of $4.0 million, or 22.9%, from December 31, 2005. This decrease was primarily due to the payments made during the first nine months of 2006, pursuant to the terms of the acquisition agreement.

Other liabilities. Other liabilities increased $6.1 million during the first nine months of 2006. The increase is primarily due to the acquisition of Anchor.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At September 30, 2006, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $688.7 million, or 12.6% of total assets of the Company. This compares to $885.1 million, or 17.3% of total assets, at December 31, 2005. The decrease in liquidity is primarily due to the increase in loans outpacing the increase in deposits in the first nine months of 2006.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit, and access to the capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of September 30, 2006 the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At September 30, 2006, the estimated remaining cash outlay related to the Company’s deferred purchase obligations was approximately $10.9 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, and/or revenues on selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM and KLS, have “put” and “call” options that would require the Company to purchase (and the principals of DGHM and KLS to sell) the remaining minority ownership interests in these two companies within the next five years at the then fair market value. The future fair market value of the remaining ownership interests in DGHM and KLS cannot be reasonably estimated at this time.

Upon the acquisition of Anchor, the Company sold profits interests (i.e., LLC points) to certain existing Anchor employees at fair value. Generally, each profits interest holder has the right to “put” his or her LLC points to the Company and the Company has an obligation to purchase the LLC points at the then fair market value if the points interest holder’s employment with the Company is terminated for certain reasons. The Company has the right to “call” the LLC points of a profits interest holder whose employment is terminated for any reason. Under certain circumstances, but not limited to termination for cause or resignation without the required notice, the exercise price of the put or call is equal to 50% of the then fair value of the LLC points. The profits interest holders can also choose to sell their LLC points to other profits interest holders at the then fair value, subject to certain restrictions.

The Company is required to pay interest quarterly on its junior subordinated debt. The estimated cash outlay for the interest payments in 2006 is approximately $13.0 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2006 for dividends to shareholders will be approximately $11.5 million.

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

Capital Resources

The Company’s stockholders’ equity at September 30, 2006 was $619.2 million, or 11.3% of total assets, compared to $539.3 million, or 10.5% of total assets at December 31, 2005. The increase was primarily the result of the Company’s current year earnings, equity issued in the Anchor acquisition, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, deferred acquisition payments, and the change in accumulated other comprehensive income. These increases were partially offset by dividends paid to stockholders.

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

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2006 and December 31, 2005:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2006:
Total risk-based capital
Company	$488,194	12.73%	$306,896	> 8.0%	$383,620	> 10.0%
Boston Private Bank	176,212	11.41	123,600	8.0	154,500	10.0
Borel	98,204	11.02	71,277	8.0	89,097	10.0
FPB	51,232	12.65	32,394	8.0	40,493	10.0
Gibraltar	104,368	11.17	74,740	8.0	93,425	10.0
Tier I risk-based
Company	420,989	10.97	153,448	4.0	230,172	6.0
Boston Private Bank	156,877	10.15	61,800	4.0	92,700	6.0
Borel	87,584	9.83	35,639	4.0	53,458	6.0
FPB	46,269	11.43	16,197	4.0	24,296	6.0
Gibraltar	93,375	9.99	37,370	4.0	56,055	6.0
Tier I leverage capital
Company	420,989	8.48	198,537	4.0	248,171	5.0
Boston Private Bank	156,877	7.02	89,344	4.0	111,681	5.0
Borel	87,584	9.30	37,680	4.0	47,101	5.0
FPB	46,269	10.65	17,374	4.0	21,717	5.0
Gibraltar	93,375	7.60	49,141	4.0	61,426	5.0

As of December 31, 2005:
Total risk-based capital
Company	$450,819	13.14%	$274,391	>8.0%	$342,989	>10.0%
Boston Private Bank	158,567	11.15	113,767	8.0	142,209	10.0
Borel	86,278	11.42	60,429	8.0	75,537	10.0
FPB	44,261	11.86	29,844	8.0	37,305	10.0
Gibraltar	92,764	11.41	65,023	8.0	81,279	10.0
Tier I risk-based
Company	362,598	10.57	137,196	4.0	205,793	6.0
Boston Private Bank	140,791	9.90	56,884	4.0	85,325	6.0
Borel	76,836	10.17	30,215	4.0	45,322	6.0
FPB	39,772	10.66	14,922	4.0	22,383	6.0
Gibraltar	83,563	10.28	32,512	4.0	48,767	6.0
Tier I leverage capital
Company	362,598	7.64	189,887	4.0	237,358	5.0
Boston Private Bank	140,791	6.54	86,106	4.0	107,633	5.0
Borel	76,836	9.02	34,064	4.0	42,580	5.0
FPB	39,772	9.22	17,255	4.0	21,569	5.0
Gibraltar	83,563	7.59	44,045	4.0	55,057	5.0

Results of Operations for the Three Months Ended September 30, 2006

Net Income. The Company recorded net income of $13.6 million, or $0.36 per diluted share for the quarter ended September 30, 2006 compared to net income of $11.4 million, or $0.38 per diluted share, for the quarter ended September 30, 2005.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for the Acquisitions and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition.

	Three Months Ended September 30,		Change from September 30, 2005 to September 30, 2006	Acquisitions Three Months Ended September 30, 2006*	Change Excluding Acquisitions
	2006	2005
	(In thousands)
Interest and dividend income	$77,662	$44,647	$33,015	$21,663	$11,352
Interest expense	34,504	14,595	19,909	10,336	9,573

Net interest income	43,158	30,052	13,106	11,327	1,779
Provision for loan losses	2,325	1,728	597	312	285

Net interest income after provision for loan losses	40,833	28,324	12,509	11,015	1,494

Fees and other income	45,389	34,718	10,671	8,956	1,715
Operating expense	63,682	44,096	19,586	16,055	3,531
Minority interest	1,120	526	594	383	211

Income before income taxes	21,420	18,420	3,000	3,533	(533)

Income tax expense	7,770	7,004	766	1,449	(683)

Net income	$13,650	$11,416	$2,234	$2,084	$150

*	Includes the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition of $1.9 million, or $1.1 million net of estimated tax.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the third quarter of 2006, net interest income was $43.2 million, an increase of $13.1 million, or 43.6%, over the same period of 2005. This change was due to the increase in the average balance, primarily through the acquisition of Gibraltar, and rate on earning assets, partially offset by an increase in the average balance, primarily through the acquisition of Gibraltar, and rate on interest-bearing liabilities. The Company’s net interest margin was 3.76% for the third quarter of 2006, a decrease of 12 basis points compared to the same period of 2005.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended September 30, 2006 and September 30, 2005.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest Earned/ Paid (1)	Average Rate	Average Balance	Interest Earned/ Paid (1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$638,334	$7,390	4.61%	$663,918	$5,909	3.54%
Loans (2)
Commercial and construction	2,298,433	45,299	7.76%	1,516,775	27,411	7.12%
Residential mortgage	1,485,702	20,983	5.65%	906,860	10,969	4.84%
Home equity and other consumer	274,387	5,478	7.69%	92,515	1,525	6.45%

Total loans	4,058,522	71,760	6.98%	2,516,150	39,905	6.27%
Total earning assets	4,696,856	79,150	6.66%	3,180,068	45,814	5.70%
Interest-bearing liabilities:
Deposits	$2,972,847	$23,545	3.14%	$2,051,452	$9,667	1.87%
Borrowed funds	928,484	10,959	4.62%	521,870	4,928	3.73%

Total interest-bearing liabilities	3,901,331	34,504	3.49%	2,573,322	14,595	2.25%
Net interest income		$44,646			$31,219
Interest rate spread			3.17%			3.45%
Net interest margin			3.76%			3.88%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.5 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $33.0 million, or 73.9%, in the third quarter of 2006, compared to the same period in 2005; 65.6% of the increase, or $21.6 million, was due to the acquisition of Gibraltar. On a same affiliate partner basis, which excludes the results of operations for the Acquisitions, and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition, interest and dividend income increased $11.4 million, or 25.4%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $17.6 million, or 65.1%, in the third quarter of 2006, compared to the same period in 2005, as a result of a 51.5% increase in average balances and a 64 basis point increase in the average yield. The increase in the average balance of commercial loans of $781.7 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and the majority of loan rates based on the Prime rate or the London Interbank Offering Rate “LIBOR”. Gibraltar had $9.6 million in commercial loan income and average balances of $494.7 million in the third quarter of 2006.

Interest income on residential mortgage loans increased $10.0 million, or 91.3%, in the third quarter of 2006, compared to the same period in 2005, as a result of a 63.8% increase in average balances and an 81 basis point increase in the average yield. The increase in the average balance of residential loans of $578.8 million was due to a combination of the Gibraltar acquisition as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment as well as adjustable rate mortgage (“ARM’) loans repricing at a higher rate. Gibraltar had $8.0 million in residential loan income, and average balances of $477.8 million in the third quarter of 2006.

Interest income on consumer and other loans increased $4.0 million, or 259.2%, in the third quarter of 2006, compared to the same period in 2005, as a result of a 196.6% increase in average balances and a 124 basis point increase in the average yield. The increase in the average balance of consumer and other loans was primarily due to the Gibraltar acquisition. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 150 basis points from September 30, 2005 to September 30, 2006. Gibraltar had $3.5 million in consumer and other loan income, and average balances of $180.8 million in the third quarter of 2006.

Investment income increased $1.4 million, or 27.8%, in the third quarter of 2006, compared to the same period in 2005, as a result of a 107 basis point increase, or 30.2%, in the average yield offset by a $25.6 million decrease in the average balance of investments. Excluding Gibraltar, the average balance of investments would have decreased $61.9 million for the third quarter of 2006 as compared to the same period in 2005, due to decreased liquidity related to new loan growth.

Interest Expense. Interest paid on deposits and borrowings increased $19.9 million, or 136.4%, in the third quarter of 2006 from $14.6 million in the third quarter of 2005, to $34.5 million. 51.9% of the increase was due to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition. Excluding Gibraltar, interest paid on deposits and borrowings increased $9.6 million, or 65.6%, as a result of increases in the average rate paid on both deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $13.9 million for the quarter ending September 30, 2006, compared to the same period in 2005, as a result of a $921.4 million, or 44.9%, increase in the average balance, and a 127 basis point, or 67.9%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits. Gibraltar had $6.1 million of interest expense on deposits, and $772.0 million in average deposits in the third quarter of 2006.

Interest paid on borrowings increased $6.0 million, or 122.4%, in the third quarter of 2006, compared to the same period in 2005, as a result of a $406.6 million, or 77.9%, increase in average balance, and an 89 basis point, or 23.9%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place at the end of the third quarter of 2005 to fund the acquisition of Gibraltar, the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued at the end of the third quarter 2005 was $1.9 million in the third quarter of 2006.

Provision for Loan Losses. The provision for loan losses increased $597 thousand, or 34.5%, in the third quarter of 2006, from $1.7 million in the third quarter of 2005 to $2.3 million. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-

offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Recoveries, net of charge-offs, were $101 thousand during the third quarter of 2006 versus charge-offs net of recoveries of $10 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $10.7 million, or 30.7%, in the third quarter of 2006 from $34.7 million in the third quarter of 2005 to $45.4 million. 83.9% of the increase was due to the Acquisitions. On a same affiliate partner basis, fees and other income increased $1.7 million, or 4.9%, to $36.4 million for the third quarter 2006. This increase was primarily driven by the increase in investment management and trust fees.

Investment management and trust fees increased $9.6 million, or 35.2%, in the third quarter of 2006, from $27.4 million in the third quarter of 2005 to $37.0 million. This increase was due to the Acquisitions and an increase in assets under management as a result of improved market action since the third quarter of 2005. Assets under management, excluding the assets from the wealth advisors KLS and RINET, increased $7.0 billion, or 42.3%, from September 30, 2005 to September 30, 2006. Gibraltar and Anchor had $1.6 million and $6.9 million, respectively, in investment management and trust fees for the third quarter 2006 and assets under management of $888 million, and $5.8 billion, respectively at September 30, 2006.

Wealth advisory fees increased $411 thousand, or 8.5%, in the third quarter of 2006, from $4.8 million in the third quarter 2005 to $5.2 million. The increase was primarily due to the increase in the number of client relationships and fee increases for existing clients. Assets under management, managed by the wealth advisors KLS and RINET, increased $574 million, or 13.9% from September 30, 2005 to September 30 2006.

Operating Expenses and Minority Interest. Total operating expenses and minority interest increased $20.2 million, or 45.2%, in the third quarter of 2006, from $44.6 million in the third quarter of 2005 to $64.8 million. 81.5% of the increase was due to the Acquisitions. On a same affiliate partner basis, operating expenses and minority interest increased $3.7 million to $48.4 million for the third quarter of 2006. This increase was primarily due to increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $12.0 million, or 39.5%, in the third quarter of 2006, from $30.3 million in the third quarter of 2005 to $42.2 million. 81.5% of the increase was due to the Acquisitions. On a same affiliate partner basis, salaries and benefit expense increased $2.2 million, or 7.3%, to $32.5 million for the third quarter of 2006. This increase was due to an 11.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon, and new banking offices.

Occupancy and equipment expense increased $2.6 million, or 52.1%, in the third quarter of 2006, from $5.1 million in the third quarter of 2005 to $7.7 million. 60.3% of the increase was due to the Acquisitions. On a same affiliate partner basis, occupancy and equipment expenses increased $1.0 million, or 20.7%, to $6.1 million for the third quarter of 2006. This increase was primarily due to the openings, or planned openings, of new banking offices in both the west and east coast regions. In December of 2005 and June of 2006 Boston Private Bank opened its Lexington, and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in 2007. Borel opened its Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006. In addition Sand Hill recognized approximately $393 thousand in additional occupancy and equipment expense in the third quarter 2006 as a result of the new lease that they entered into with their current Landlord. The additional expense includes double rent, the write-offs of the unamortized leasehold improvements and the obsolete equipment associated with the old space.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.1 million, or 55.3%, in the third quarter of 2006, from $2.0 million in the third quarter of 2005 to $3.2 million. 69.8% of the increase was due to the Acquisitions. On a same affiliate partner basis, professional services increased $340 thousand, or 16.7%, to $2.4 million for the third quarter of 2006. The increase was primarily attributable to the timing of the Company’s Board of Director’s stock and option compensation expense, and the additional consulting expenses at DGHM to develop their mutual fund business and at KLS for IT services.

Amortization of intangibles was $3.7 million for the third quarter of 2006, an increase of $2.2 million from the third quarter of 2005. The Gibraltar and Anchor acquisitions increased amortization by $1.5 million and $859 thousand, respectively, and the reduced amortization at DGHM and KLS, based on the accelerated amortization method, decreased amortization by $138 thousand.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $918 thousand, or 33.0%, in the third quarter 2006, from $2.8 million in the third quarter of 2005 to $3.7 million. 86.2% of the increase was due to the Acquisitions. On a same affiliate partner basis other expenses increased $127 thousand or 4.6%, to $2.9 million.

Income Tax Expense. The Company recorded income tax expense of $7.8 million for the third quarter of 2006 as compared to $7.0 million for the third quarter of 2005. The effective tax rates for the third quarter of 2006 and 2005 were 36.3% and 38.0% respectively. The decrease in the Company’s 2006 effective tax rate compared to 2005 was due to state taxes, disqualifying dispositions of certain stock based compensation plans and increased earnings from tax-free investments as a percentage of pre-tax earnings.

The effective tax rate related to state taxes decreased due to the addition of Gibraltar whose earnings are taxed predominately in a state jurisdiction with a lower tax rate than other affiliates and the earnings fluctuation between existing affiliates. The adoption of FAS123(R) provides that the tax effect of the book compensation cost previously recognized for the incentive stock option and qualified employee stock purchase plans that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.

The Company’s effective tax rate for the remainder of 2006 will be affected by the income in various states and localities, the volume of disqualifying dispositions and the relative level of tax-free income as a percentage of pre-tax earnings.

Results of Operations for the Nine Months Ended September 30, 2006

Net Income. The Company recorded net income of $38.8 million, or $1.03 per diluted share for the nine months ended September 30, 2006 compared to net income of $30.4 million, or $1.02 per diluted share, for the nine months ended September 30, 2005.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for the Acquisitions and the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition.

	Nine Months Ended September 30,		Change from September 30, 2005 to September 30, 2006	Acquisitions Nine Months Ended September 30, 2006*	Change Excluding Acquisitions
	2006	2005
	(In thousands)
Interest and dividend income	$218,124	$123,594	$94,530	$60,187	$34,343
Interest expense	87,996	38,771	49,225	25,057	24,168

Net interest income	130,128	84,823	45,305	35,130	10,175
Provision for loan losses	5,192	3,368	1,824	1,639	185

Net interest income after provision for loan losses	124,936	81,455	43,481	33,491	9,990

Fees and other income	123,808	99,005	24,803	15,204	9,599
Operating expense	185,412	130,614	54,798	39,944	14,854
Minority interest	2,679	1,480	1,199	488	711

Income before income taxes	60,653	48,366	12,287	8,263	4,024

Income tax expense	21,888	17,979	3,909	3,365	544

Net income	$38,765	$30,387	$8,378	$4,898	$3,480

*	Includes the interest expense on the junior subordinated debentures issued and assumed in connection with the Gibraltar acquisition of $5.6 million, or $3.3 million net of estimated tax.

Net Interest Income For the nine months ended September 30, 2006, net interest income was $130.1 million, an increase of $45.3 million, or 53.4%, over the same period of 2005. This change was due to the increase in the average balance, primarily through the acquisition of Gibraltar, and rate on earning assets, partially offset by an increase in the average balance, primarily through the acquisition of Gibraltar, and rate on interest-bearing liabilities. The Company’s net interest margin was 3.91% for the nine months ended September 30, 2006, an increase of 13 basis points compared to the same period of 2005.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the nine months ended September 30, 2006 and September 30, 2005.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Cash and investments	$693,816	$22,198	4.26%	$685,398	$17,285	3.35%
Loans(2)
Commercial and construction	2,164,046	124,572	7.65%	1,437,989	74,376	6.84%
Residential mortgage	1,442,958	60,436	5.58%	870,961	31,126	4.77%
Home equity and other consumer	259,461	15,106	7.64%	92,203	4,298	6.15%

Total loans	3,866,465	200,114	6.88%	2,401,153	109,800	6.06%
Total earning assets	4,560,281	222,312	6.48%	3,086,551	127,085	5.46%
Interest-bearing liabilities:
Deposits	$2,916,066	$59,630	2.73%	$1,996,927	$24,407	1.63%
Borrowed funds	838,794	28,366	4.48%	513,011	14,364	3.73%

Total interest-bearing liabilities	3,754,860	87,996	3.12%	2,509,938	38,771	2.06%
Net interest income		$134,316			$88,314
Interest rate spread			3.36%			3.40%
Net interest margin			3.91%			3.78%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $4.2 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $94.5 million, or 76.5%, during the nine months ended September 30, 2006 compared to the same period in 2005. 63.7% of the increase, or $60.2 million, was due to the acquisition of Gibraltar. On a same affiliate partner basis, interest and dividend income increased $34.3 million, or 27.8%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $49.7 million, or 67.7%, during the nine months ended September 30, 2006 compared to the same period in 2005, as a result of a 50.5% increase in average balances and an 81 basis point increase in the average yield. The increase in the average balance of commercial loans of $726.1 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and the majority of loan rates based on the Prime rate or LIBOR. Gibraltar had $24.6 million in commercial loan income and average balances of $439.8 million for the nine months ended September 30, 2006.

Interest income on residential mortgage loans increased $29.3 million, or 94.2%, during the nine months ended September 30, 2006, compared to the same period in 2005, as a result of a 65.7% increase in average balances and an 81 basis point increase in the average yield. The increase in the average balance of residential loans of $572.0 million was due to a combination of the Gibraltar acquisition in the fourth quarter 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment and ARM loans repricing at higher rates. Gibraltar had $24.3 million in residential loan income, and average balances of $482.4 million for the nine months ended September 30, 2006.

Interest income on consumer and other loans increased $10.8 million, or 251.5%, during the nine months ended September 30, 2006, compared to the same period of 2005, as a result of a 181.4% increase in average balances and a 149 basis point increase in the average yield. The increase in the average balance of consumer and other loans was primarily due to the Gibraltar acquisition in the fourth quarter 2005. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 150 basis points from September 30, 2005 to September 30, 2006. Gibraltar had $9.7 million in consumer and other loan income, and average balances of $170.6 million for the nine months ended September 30, 2006.

Investment income increased $4.8 million, or 32.1%, during the nine months ended September 30, 2006, compared to the same period in 2005, as a result of a $8.4 million, or 1.2%, increase in the average balance of investment securities and a 91 basis point increase, or 27.2%, in average yield. Gibraltar had $41.5 million in average balance of investments for the first nine months of 2006. Excluding Gibraltar, the average balance of investments would have decreased $33.1 million for the first nine months of 2006 as compared to the same period in 2005, due to decreased liquidity related to new loan growth.

Interest Expense. Interest paid on deposits and borrowings increased $49.2 million, or 127.0%, during the nine months ended September 30, 2006, from $38.8 million in the nine months ended September 30, 2005 to $88.0 million. 50.9% of the increase was due to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition. On a same affiliate partner basis, interest paid on deposits and borrowings increased $24.2 million, or 62.3%, as a result of increases in the average rate paid on both deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $35.2 million for the nine months ended September 30, 2006 compared to the same period in 2005 as a result of a $919.1 million, or 46.0%, increase in the average balance, and a 110 basis point, or 67.5%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits. Gibraltar had $14.7 million of interest expense on deposits, and $752.1 million in average deposits during the nine months ended September 30, 2006.

Interest paid on borrowings increased $14.0 million, or 97.5%, during the nine months ended September 30, 2006, compared to the same period in 2005, as a result of a $325.8 million, or 63.5%, increase in average balance, and a 75 basis point, or 20.1%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place at the end of the third quarter of 2005 to fund the acquisition of Gibraltar, the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued in the third quarter 2005 was $5.6 million during the nine months ended September 30, 2006.

Provision for Loan Losses. The provision for loan losses increased $1.8 million, or 54.2%, to $5.2 million for the nine months ended September 30, 2006, compared to $3.4 million for the same period in 2005. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $438 thousand during the first nine months of 2006 versus $87 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $24.8 million, or 25.1%, during the nine months ended September 30, 2006 compared to the same period in 2005. 61.3% of the increase was due to the Acquisitions. On a same affiliate partner basis, fees and other income increased $9.6 million, or 9.7%, as a result of an increase in investment management and trust fees, wealth advisory fees and earnings in equity investments.

Investment management and trust fees increased $22.2 million, or 28.6%, for the nine months ended September 30, 2006, compared to the same period in 2005. This increase was due to the Acquisitions and an increase in assets under management as a result of improved market action. Assets under management, excluding the assets from the wealth advisors KLS and RINET, increased $7.0 billion, or 42.3%, from September 30, 2005 to September 30, 2006. Gibraltar and Anchor had $4.7 million and $9.1 million, respectively, in investment management and trust fees for the first nine months of 2006 and assets under management of $888 million and $5.8 billion, respectively at September 30, 2006.

Wealth advisory fees increased $1.1 million, or 8.1%, for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the increase in the number of client relationships and fee increases for the existing clients. Assets under management, managed by the wealth advisors KLS and RINET, increased $574 million, or 13.9% from $4.1 million at September 30, 2005 to $4.7 million at September 30 2006.

Earnings in equity investments increased $466 thousand, or 44.3%, for the nine months ended September 30, 2006, compared to the same period in 2005. Earnings in equity investments includes: partnership earnings in the Company’s unconsolidated affiliates and performance fee earnings on hedge funds. Partnership earnings increased $249 thousand as a result of the Company’s ownership increase in BOS from 39.7% at September 30, 2005 to 49.7% at September 30, 2006. Performance fee earnings on hedge funds increased $218 thousand as a result of increased investment returns.

Operating Expenses and Minority Interest. Total operating expenses and minority interest for the nine months ended September 30, 2006 was $188.1 million, compared to $132.1 million for the same period of 2005, an increase of $56.0 million, or 42.4%. 72.2% of the increase was due to the Acquisitions. On a same affiliate partner basis, operating expenses and minority interest increased $15.6 million, or 11.8%, to $147.7 million during the nine months ended September 30, 2006. This increase was primarily due to increases in salaries and benefits as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $34.4 million, or 39.3%, to $121.8 million for the nine months ended September 30, 2006, from $87.5 million for the same period in 2005. 66.5% of the increase was due to the Acquisitions. On a same affiliate partner basis, salaries and benefit expense increased

$11.5 million, or 13.2% to $99.0 million during the first nine months of 2006. This increase was due to an 11.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon, and new banking offices. In addition, the Company incurred a severance expense charge in the second quarter 2006 of approximately $600 thousand.

Occupancy and equipment expense increased $6.6 million, or 45.5%, to $21.2 million for the nine months ended September 30, 2006, compared to $14.6 million for the same period of 2005. 62.5% of the increase was due to the Acquisitions. On a same affiliate partner basis, occupancy and equipment expenses increased $2.5 million, or 17.0%, to $17.1 million for the nine months ended September 30, 2006. This increase was primarily due to the development and opening of new banking offices in both the west and east coast regions. In December 2005 and June 2006 Boston Private Bank opened its Lexington, and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in 2007. Borel opened its Los Altos, California office in December 2005. Gibraltar opened one new location in February 2006 in Naples, Florida and plans to have its New York City office opened by the end of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion. In addition Sand Hill recognized approximately $393 thousand in additional occupancy and equipment expense in the third quarter 2006 as a result of the new lease that they entered into with their current Landlord. The additional expense includes double rent, the write-offs of the unamortized leasehold improvements and the obsolete equipment associated with the old space.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $2.5 million, or 34.9%, to $9.7 million for the nine months ended September 30, 2006, from $7.2 million for the same period of 2005. 84.8% of the increase was due to the Acquisitions. On a same affiliate partner basis, professional services increased $380 thousand or 5.3% as a result of additional tax services at the Holding Company, offset by savings in legal services at Westfield.

Marketing and business development increased $1.8 million, or 37.9%, to $6.5 million for the nine months ended September 30, 2006, from $4.7 million for the same period in 2005. 80.3% of the increase was due to the Acquisitions. On a same affiliate partner basis, marketing and business development increased $354 thousand, or 7.5%, to $5.1 million. This increase was due to the increased marketing initiatives as a result of putting the infrastructure in for future growth.

Amortization of intangibles was $9.8 million for the nine months ended September 30, 2006, an increase of $5.2 million, or 111.8%, from the same period of 2005. The Gibraltar and Anchor acquisitions increased amortization by $5.6 million, and the reduced amortization at DGHM and KLS, based on the amortization method, decreased amortization by $415 thousand.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $3.4 million, or 36.8%, to $12.5 million for the nine months ended September 30, 2006, from $9.2 million for the same period in 2005. 85.0% of the increase was due to the Acquisitions. On a same affiliate basis other expenses increased $505 thousand or 5.5%, to $9.7 million.

Income Tax Expense. The Company recorded income tax expense of $21.9 million for the nine months ended September 30, 2006 as compared to $18.0 million for the same period of 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 36.1% and 37.2% respectively. The decrease in the Company’s 2006 effective tax rate compared to 2005 was due to state taxes, disqualifying dispositions of certain stock based compensation plans and increased earnings from tax free investments as a percentage of pre-tax earnings.

The effective tax rate related to state taxes decreased due to the addition of Gibraltar whose earnings are taxed predominately in a state jurisdiction with a lower tax rate than other affiliates and the earnings fluctuation between existing affiliates. The adoption of FAS123(R) Share-Based Payment provides that the tax effect of the book compensation cost previously recognized for the incentive stock option and qualified employee stock purchase plans that an employee does not retain for the minimum holding period required by the Internal Revenue Code (“disqualified disposition”) is recognized as a tax benefit in the period the disqualifying disposition occurs.

The Company’s effective tax rate for the remainder of 2006 will be affected by the income in various states and localities, the volume of disqualifying dispositions and the relative level of tax-free income as a percentage of pre-tax earnings.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 45,077 shares of common stock in the third quarter of 2006 in connection with the increased investment interest in BOS. The total equity consideration for this transaction was $1.2 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer to sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

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

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
November 9, 2006	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Robert J. Whelan
November 9, 2006	Robert J. Whelan
Executive Vice President and Chief Financial Officer