Form 10-K
period 2006-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2007-02-28
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts	04-2976299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten Post Office Square Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Market on June 30, 2006 was $1,014,013,559.

The number of shares of the registrant’s common stock outstanding on February 21, 2007 was 36,746,272.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to consummate proposed acquisitions in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

ii

PART I

ITEM 1. BUSINESS

I. General

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”), organized on July 1, 1988, is incorporated under the laws of The Commonwealth of Massachusetts and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). On July 1, 1988, the Company became the parent holding company of Boston Private Bank & Trust Company (“Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”). In addition to Boston Private Bank, the Company’s wholly-owned and majority-owned subsidiaries are Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; Westfield Capital Management Company, LLC (“Westfield”), Sand Hill Advisors, Inc. (“Sand Hill”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Boston Private Value Investors, Inc. (“BPVI”), each a registered investment adviser; and KLS Professional Advisors Group, LLC (“KLS”) and RINET Company, LLC (“RINET”), both registered investment advisers and financial planning firms. The Company also owns 100% of Anchor Capital Holdings, LLC (“Anchor”). Anchor is the parent company and 80% owner in the profits interests of two separate operating companies, Anchor Capital Advisors LLC (“Anchor Capital”) and Anchor/Russell Capital Advisors LLC (“Anchor/Russell”), both of which are registered investment advisers. In addition, the Company holds a 49.7% minority interest in Bingham, Osborn & Scarborough, LLC (“BOS”) a financial planning firm and registered investment adviser, and approximately 28.4% minority interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser and Coldstream Securities, Inc., a registered broker dealer. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, and Gibraltar (together the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, RINET, and Anchor together the “Registered Investment Advisers”.

On June 1, 2006, the Company acquired Anchor, a newly created holding company that owns 80% of the profits interests in Anchor Capital, a value-oriented investment adviser and 80% of the profits interests in Anchor/Russell, which structures disciplined and sophisticated investment management programs. The Company owns 100% of Anchor and the financial results of Anchor Capital and Anchor/Russell are consolidated for financial reporting purposes since the date of acquisition. At the closing of the transaction, the Company paid approximately $55.4 million plus acquisition costs of approximately $1.3 million, in a combination of cash and common stock, which represents approximately 68% of the total estimated consideration at closing. The remaining consideration will be paid over the next five years contingent upon Anchor’s financial performance. All earn-out payments will be paid with Boston Private common stock. The consideration paid at closing consisted of approximately 981 thousand shares of newly issued Boston Private common stock (of which 278,465 have been registered for resale on Form S-3, effective June 1, 2006) and approximately $25.4 million in cash. As of December 31, 2006, goodwill of approximately $38.5 million, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.

The acquisition of Anchor gives the Company access to the rapidly growing Separately Managed Accounts (“SMA”) market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

II. Regional Clusters and National Platform

The Company has pursued a “cluster” approach to the wealth management market by delivering private banking, investment management and wealth advisory services through a platform of complementary affiliate companies on a regional basis. The Company also has a corresponding national platform enabling it to deliver institutional and investment management services through Westfield, DGHM and Anchor.

The New England Region

Boston Private Bank & Trust Company

Boston Private Bank is a Massachusetts-chartered trust company with $2.5 billion in balance sheet assets and $2.4 billion of assets under management as of December 31, 2006. Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. In addition, Boston Private Bank provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank is headquartered in Boston and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton, Wellesley, Lexington, and Hingham, Massachusetts. Boston Private Bank also has a loan production office in Jamaica Plain, Massachusetts.

Westfield Capital Management Company, LLC

Westfield is an investment management company based in Boston, Massachusetts serving clients domestically and abroad, with $10.1 billion of assets under management as of December 31, 2006. Westfield specializes in separately managed growth equity portfolios with products across the capitalization spectrum. Additionally, Westfield acts as the manager to the general partner and the investment manager to several limited partnerships that employ a long/short domestic growth equity strategy, with styles focusing on the life sciences sectors and micro capitalization area. The firm’s experienced investment team conducts in-depth, fundamental research and analysis to attempt to uncover solid, rapidly growing companies that can be purchased at a reasonable price.

RINET Company, LLC

RINET is an investment adviser with $1.3 billion of assets under advisory as of December 31, 2006. RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the United States. The firm offers tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. The firm is staffed with Certified Public Accountants and Certified Financial Planners who are trained in all of the foregoing planning and advisory disciplines. Through its Kanon Bloch Carré division, RINET provides an independent, nationally recognized mutual fund rating service.

Boston Private Value Investors, Inc.

BPVI is an investment management firm with $961 million of assets under management as of December 31, 2006, primarily from high net worth individuals and select institutions in New England. BPVI is a large-cap style investor. Each value equity product it offers can be combined with high-quality fixed income products to create specialized balanced accounts to meet each client’s goal in the context of risk tolerance, tax sensitivity and time frame. The firm has offices in Boston, Massachusetts and Concord, New Hampshire.

Anchor Capital Holdings, LLC

Anchor is the parent holding company of Anchor Capital and Anchor/Russell. Anchor had $6.4 billion of assets under management as of December 31, 2006. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital serves clients through its Discretionary Management Accounts division and its Separately Managed Accounts division, and offers four core disciplines which include balanced, all-cap, mid-cap, and small-cap styles. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and SMA programs sponsored by the Frank Russell Company.

The New York Metro Region

Dalton, Greiner, Hartman, Maher & Co., LLC

DGHM is a value driven investment manager specializing in smaller capitalization equities with $2.3 billion of assets under management as of December 31, 2006. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro-cap portfolios. Founded in 1982, the firm is headquartered in New York City.

KLS Professional Advisors Group, LLC

KLS is an investment adviser with $3.7 billion of assets under advisory as of December 31, 2006. KLS specializes in investment management, insurance, retirement planning, estate planning and income tax planning services. As a firm founded by experienced wealth management experts, KLS offers a comprehensive and objective approach to financial, tax, and estate planning. The firm offers advice and counsel on every aspect of its clients’ financial affairs in pursuit of strategies designed to preserve and build clients’ family wealth. KLS was founded in 1989 and is located in midtown Manhattan.

The Southeast Region

Gibraltar Private Bank & Trust Company

Gibraltar is a federal savings association with $1.5 billion in balance sheet assets and $907 million of assets under management as of December 31, 2006. Gibraltar provides private banking, wealth management, and commercial and residential lending as well as services provided through strategic alliances with prominent firms. Its primary focus is on small and medium-sized businesses and professionals located in the Miami-Dade, Monroe, Broward, Collier, and Palm Beach Counties. Gibraltar has its headquarters in Coral Gables and offices in South Miami, Downtown Miami, Key Largo, Naples, and Fort Lauderdale, Florida. In the fourth quarter of 2006, Gibraltar opened a private banking office in New York City.

The Northern California Region

Borel Private Bank & Trust Company

Borel is a California state banking corporation with $965 million in balance sheet assets and $731 million of trust assets under management as of December 31, 2006. Borel conducts a commercial banking business, which includes deposit and lending activities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services to individuals. Headquartered in San Mateo, California, Borel has offices in Palo Alto, San Francisco, and Los Altos, California.

Sand Hill Advisors, Inc.

Sand Hill is an investment management company serving clients in northern California with $1.3 billion of assets under management as of December 31, 2006 primarily from high net worth individuals (including $230 million of assets managed through sub advisory relationships with Boston Private affiliates). The firm manages investments covering a wide range of asset classes for both taxable and tax exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill seeks to both build and preserve the wealth of its clients through objective advice and a comprehensive approach to investing and delivers customized wealth management strategies to meet the diverse needs of its client base. Sand Hill is headquartered in Palo Alto, California.

Bingham, Osborn & Scarborough, LLC

BOS is an independent, fee-only comprehensive wealth management firm with $1.8 billion in assets under advisory as of December 31, 2006. Founded in 1985, the firm specializes in strategies for retirement planning, estate planning, charitable giving, portfolio diversification, insurance programs and tax management. Initially, Boston Private acquired a 20% interest in BOS and has increased its ownership to approximately 49.7% as of December 31, 2006. Over the next two years, Boston Private has the option to increase its investment interest an additional 10% per year, up to approximately 70%. BOS has offices in San Francisco and Menlo Park, California.

The Southern California Region

First Private Bank & Trust

FPB is a California state banking corporation with $553 million in balance sheet assets as of December 31, 2006. FPB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium-sized businesses and professionals located in the Los Angeles and San Bernardino counties. FPB has its headquarters in Encino and offices in Burbank, Rancho Cucamonga, Granada Hills, Santa Monica and Westlake Village, California. During 2006, FPB opened a trust department which had $5 million in assets under management as of December 31, 2006.

The Pacific Northwest Region

Coldstream Capital Management, Inc.

Coldstream Holdings is the parent of Coldstream Capital, a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest. Coldstream Capital had $1.1 billion of assets under management as of December 31, 2006. Boston Private Financial Holdings, Inc. has an approximately 28.4% investment in Coldstream Capital. Coldstream Capital has offices in Bellevue, Washington and Portland, Oregon.

For revenue, net income, assets, and other financial information for each of the Company’s business segments, see Part II, Item 8—“Financial Statements and Supplementary Data—Note 5: Business Segments.”

III. Revenue Generation

The Company generates fee income from providing investment management and trust services to its clients at the Banks and from providing investment management and wealth advisory services for clients at the Registered Investment Advisers. Investment management and trust fees are generally based upon the value of assets under management, and, therefore, can be significantly affected by fluctuations in the values of securities caused by changes in the capital markets. Westfield and DGHM receive some performance-based fees. The amount of these fees is impacted directly by the investment performance of Westfield and DGHM.

The Banks earn fees and other income from lending and cash management services. The net income of the Banks depends primarily on their net interest income, which is the difference between interest income and interest expense or “cost of money,” and the quality of their assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Banks’ cost of money is a function of the average amount of interest-bearing deposits and borrowings outstanding during the period and the interest rates paid thereon. The quality of their assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

RINET and KLS earn income on a fee-only basis from providing financial planning services to clients. RINET also earns fees for providing asset allocation services to clients that are based on the value of such assets.

Investment Management and Trust Administration

The Company and its subsidiaries provide a broad range of investment management services to individuals, family groups, trusts, endowments and foundations, retirement plans and investment partnerships. These services include management of equity, fixed income, and balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client, and each portfolio is positioned to benefit from long-term market trends. Acting as fiduciaries, the Banks provide trust services to both individuals and institutions. Westfield and DGHM, acting as managers of limited partnerships, also earn fees based on the performance of these limited partnerships. For the years ended December 31, 2006 and 2005, respectively, investment management and trust fees accounted for 80.4% and 78.7% of the Company’s total fees and other income, and 39.9% and 40.2% of the Company’s total revenues, which is defined as net interest income plus fees and other income. At December 31, 2006 the Company had approximately $32.7 billion in assets under management and advisory which includes the Company’s unconsolidated affiliates.

Lending Activities

General. The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Banks to individuals include residential mortgage loans and mortgage loans on investment and vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial construction and mortgage loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. At Boston Private Bank, commercial lending relationships with aggregate loan commitments over $2.5 million, with the exception of cash collateralized loans, are reviewed by the Credit Committee. Residential mortgage loans over $3 million are reviewed by the Residential Mortgage Committee. Both committees consist of members of Boston Private Bank’s management and lending staff. Commercial loan relationships that exceed $7 million and residential mortgage loans that exceed $5 million are reviewed by the Directors Loan Committee, which consists of five outside Directors of Boston Private Bank. At Borel, all unsecured loans over $500 thousand and loans secured by real estate over $3 million are reviewed by Borel’s Officers Loan Committee and Directors Loan Committee. At FPB all loans over $1 million are reviewed by the Directors Loan Committee. This committee is comprised of eight Directors, including the President and CEO of FPB. At Gibraltar, all new loans with aggregate exposure above $2.5 million and all renewals/increases above $5 million are approved by the Credit Committee. Aggregate exposure excludes residential mortgage loans less than $1 million. Certain senior officers have joint lending authority on renewals and increases to existing loans up to $2.5 million. The Credit Committee consists of senior management of the bank.

At December 31, 2006, the Banks had loans outstanding of $4.3 billion which represented approximately 74.7% of the Company’s total assets. Boston Private Bank had loans outstanding of $1.8 billion, Borel had loans outstanding of $888.1 million, FPB had loans outstanding of $417.9 million, and Gibraltar had loans outstanding of $1.2 billion, which represented approximately 31.0%, 15.4%, 7.2%, and 21.1%, respectively, of the consolidated Company’s total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2006, approximately 76.0% of the Banks’ outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”

At December 31, 2006, the statutory lending limit to any single borrower was approximately $32.5 million, $25.3 million, $23.5 million, and $16.1 million for Boston Private Bank, Borel, FPB, and Gibraltar, respectively, subject to certain exceptions provided under applicable law. At December 31, 2006, none of the Banks had any outstanding lending relationships in excess of the legal lending limit. The Banks have internal “house limits” which limits the amount of loans that the individual bank will make to any single borrower which is generally substantially lower than the statutory lending limit. All loans to Directors and executive officers were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

The Banks also have policies regarding the extension of loans to Directors and executive officers of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors and executive officers of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2006, the aggregate principal amount of all loans by Banks to Directors and executive officers of the Company and its subsidiaries was $28.7 million, or 4.5% of capital.

Geographic concentration. Boston Private Bank primarily serves individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in northern California. FPB primarily serves small and medium-sized businesses and professionals in southern California. Gibraltar primarily serves small and medium-sized businesses and professionals in southern Florida and New York City, since they opened a new office in the fourth quarter of 2006. A downturn in any of these local economies or real estate markets could negatively impact the Company’s banking business. As of December 31, 2006, $793.9 million, or 31.8%, of the commercial and construction loans, $941.5 million, or 60.9%, of residential loans, and $49.2 million, or 18.6%, of the home equity and other consumer loans were held by Boston Private Bank and are concentrated in eastern Massachusetts. As of December 31, 2006, $736.6 million, or 29.5%, of the commercial and construction loans, $118.1 million, or 7.6%, of the residential mortgage loans, and $33.5 million, or 12.7%, of the home equity and other consumer loans were held by Borel and as such are concentrated in northern California. As of December 31, 2006, $403.9 million, or 16.2%, of the commercial and construction loans, were held by FPB and as such are concentrated in southern California. As of December 31, 2006, $561.9 million, or 22.5%, of the commercial and construction loans, $478.5 million, or 30.9%, of the residential mortgage loans and $176.6 million, or 66.8%, of the home equity and other consumer loans were held by Gibraltar and as such are concentrated in southern Florida.

Loan Portfolio Composition and Maturity. The following table sets forth the Banks’ loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans. The table does not include loans from the Holding Company to certain principals of DGHM and Anchor in the amount of $3.4 million or to an equity method investee of $258 thousand at December 31, 2006 or to certain principals of DGHM and an equity method investee in the amount of $397 thousand as of December 31, 2005. The “Holding Company” is defined as Boston Private on an unconsolidated basis.

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$1,863,971	43.3%	$1,560,485	43.1%	$1,175,649	52.3%	$784,539	48.6%	$588,173	45.2%
Construction	632,263	14.7%	478,958	13.2%	181,418	8.1%	96,087	6.0%	88,016	6.8%
Residential mortgage	1,546,965	35.9%	1,338,607	36.9%	796,991	35.4%	651,290	40.4%	544,166	41.8%
Home equity & other consumer	264,356	6.1%	245,793	6.8%	94,381	4.2%	80,648	5.0%	81,371	6.2%

	4,307,555	100.0%	3,623,843	100.0%	2,248,439	100.0%	1,612,564	100.0%	1,301,726	100.0%
Less: Allowance for loan losses	43,387		37,607		25,021		17,761		15,163

Net loans	$4,264,168		$3,586,236		$2,223,418		$1,594,803		$1,286,563

The following table discloses the scheduled contractual maturities of loans in the Banks’ portfolios at December 31, 2006. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial and Construction	Residential Mortgage	Home Equity/Other	Total
Amounts due:
One year or less	$805,190	$20,944	$35,034	$861,168
After one year through five years	591,818	67,516	140,213	799,547
Beyond five years	1,099,226	1,458,505	89,109	2,646,840

Total	$2,496,234	$1,546,965	$264,356	$4,307,555

Interest rate terms on amounts due after one year:
Fixed	$412,997	$233,680	$47,897	$694,574
Adjustable	1,278,047	1,292,341	181,425	2,751,813

Total	$1,691,044	$1,526,021	$229,322	$3,446,387

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

At December 31, 2006, the Banks had outstanding commercial and construction loans totaling $2.5 billion, which represented 57.9% of total loans and 43.3% of total assets of the Company. Of the Banks’ commercial and construction loan portfolio, $805.2 million, or 32.3%, is due within one year and $1.7 billion, or 67.7%, is due after one year. Loans are priced on a fixed rate or floating rate basis. Floating rate loans accounted for 70.6% of the Banks’ commercial and construction loan portfolio as of December 31, 2006. The average balance of the Banks’ outstanding commercial loans was approximately $2.2 billion for 2006, with an average loan size of approximately $766 thousand at December 31, 2006.

Residential Mortgage Loans. At December 31, 2006, the Banks had outstanding residential mortgage loans of $1.5 billion representing 35.9% of the Company’s total loan portfolio and 26.8% of total assets of the Company. While the Company has no minimum size for its mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the Federal National Mortgage Association (“FNMA”), which was $417 thousand at December 31, 2006. The average loan size of the Company’s outstanding residential mortgage loans was approximately $515 thousand at December 31, 2006.

Home Equity & Other Consumer Loans. Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual and business customers. At December 31, 2006, the Banks had $264.4 million of such loans. The amount of home equity loans and other consumer loans typically depends on customer demand.

Allowance for Loan Losses. The following table is an analysis of the Banks’ allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Average loans outstanding	$3,955,623	$2,699,130	$1,930,908	$1,447,600	$1,217,789

Allowance for loan losses, beginning of period	$37,607	$25,021	$17,761	$15,163	$12,799
Charged-off loans:
Commercial & construction	(837)	(122)	(51)	(29)	(198)
Home equity & other consumer loans	(61)	(128)	(14)	(85)	(30)

Total charged-off loans	(898)	(250)	(65)	(114)	(228)

Recoveries on loans previously charged-off:
Commercial & construction	128	68	58	75	257
Home equity & other consumer loans	371	136	3	6	5

Total recoveries	499	204	61	81	262

Net loans (charged-off) recovered	(399)	(46)	(4)	(33)	34
Provision for loan losses	6,179	5,438	4,285	2,631	2,330
Addition due to acquisitions	—	7,194	2,979	—	—

Allowance for loan losses, end of period	$43,387	$37,607	$25,021	$17,761	$15,163

Net loans (charged-off) recovered to average loans	(0.01)%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to ending gross loans	1.01%	1.04%	1.11%	1.10%	1.16%
Allowance for loan losses to non-performing loans	433.9%	476.0%	2,200.6%	1,354.8%	1,434.5%

The allowance for loan losses is formulated based on the judgment and experience of the management at each Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; “specific,” “general” and “unallocated.” The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. The Banks routinely review loans to individually assess the inherent risk and assign risk ratings to each loan. Coverage percentages applied are determined based on industry practice and management’s judgment. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on the borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. The unallocated component is generally in the 5% to 15% range of the total allowance for loan losses. The unallocated percentage can fluctuate based on short-term trends in loan classifications.

The following table represents the allocation of the Banks’ allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)
Loan category:
Commercial and construction	$31,019	57.9%	$25,193	56.3%	$17,767	60.4%	$12,645	54.6%	$9,619	52.0%
Residential mortgage	7,400	35.9%	5,831	36.9%	3,166	35.4%	3,313	40.4%	2,062	41.8%
Home equity and other consumer	1,989	6.2%	1,822	6.8%	1,470	4.2%	511	5.0%	1,373	6.2%
Unallocated	2,979	—	4,761	—	2,618	—	1,292	—	2,109	—

Total allowance for loan losses	$43,387	100.0%	$37,607	100.0%	$25,021	100.0%	$17,761	100.0%	$15,163	100.0%

This allocation of the allowance for loan losses reflects management’s judgment of the relative risks of the various categories of the Banks’ loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses to the Consolidated Financial Statements” for further information.

Investment Activities

The investment activity of the Banks is an integral part of the overall asset/liability management of the Company. The Banks’ investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to hedge the Banks’ overall balance sheet against interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade” securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. Government agencies and corporations, mortgage-backed securities, including securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank’s portfolio manager and Asset/Liability Management Committee. The Company has determined that none of its available-for-sale or held-to-maturity investments are other-than-temporarily impaired at December 31, 2006 and 2005. At December 31, 2006 there were no cost method investments, which are included in Other Assets, that are other-than-temporarily impaired. The Company recorded a write-down of approximately $306 thousand for cost method investments in 2005 due to an other-than-temporary impairment. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6: Investment Securities to the Consolidated Financial Statements” for further information.

The following table summarizes the carrying value (market value) of available-for-sale investments at the dates indicated:

	December 31,
	2006	2005	2004
	(In thousands)
Available-for-sale:
U.S. Government	$17,982	$22,462	$32,812
U.S. Agencies	180,802	183,178	166,174
Municipal bonds	231,108	224,081	229,368
Corporate bonds	23,410	45,055	34,963
Mortgage-backed securities	27,805	33,082	45,502
Other	42,741	4,884	11,265

Total available-for-sale	$523,848	$512,742	$520,084

The following table summarizes the carrying value (amortized cost) of held-to-maturity investments at the dates indicated:

	December 31,
	2006	2005	2004
	(In thousands)
Held-to-maturity:
U.S. Government	$2,745	$4,472	$—
U.S. Agencies	1,970	29,412	19,019
Mortgage-backed securities	7,660	9,439	—
Other	1,584	1,077	—

Total held-to-maturity	$13,959	$44,400	$19,019

Sources of Funds

Deposits. Deposits are the principal source of the Banks’ funds for use in lending, investments, and liquidity. At December 31, 2006, the Banks had a total of 28,043 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $42 thousand, 6,285 savings accounts with an average account balance of approximately $26 thousand, and 10,985 money market accounts with an average account balance of approximately $174 thousand. Certificates of deposit represented approximately 21.1% and 17.3% of total deposits at December 31, 2006 and 2005, respectively. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 12: Deposits to the Consolidated Financial Statements” for further information.

The following table sets forth the average balances and interest rates paid on the Banks’ deposits:

	Year Ended December 31, 2006
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$735,224	—
Interest-bearing deposits:
Savings and NOW accounts	453,587	1.49%
Money market accounts	1,768,655	2.77%
Certificates of deposit under $100,000	126,416	3.67%
Certificates of deposit of $100,000 or greater	641,320	4.19%

Total	$3,725,202	2.92%

Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2006	2005
	(In thousands)
Less than 3 months remaining	$344,634	$257,682
3 to 6 months remaining	205,862	114,866
6 to 12 months remaining	104,285	68,041
More than 12 months remaining	61,861	68,480

Total	$716,642	$509,069

Borrowings. The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. Boston Private Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston, Borel and FPB are members of the FHLB of San Francisco, and Gibraltar is a member of the FHLB of Atlanta and as such each has access to both short and long-term borrowings. As of December 31, 2006, the Banks had $602.9 million of FHLB borrowings outstanding with a weighted average interest rate of 4.88%, compared to $362.0 million of FHLB borrowings, including federal funds, outstanding with a weighted average interest rate of 4.32% at December 31, 2005. In addition, the Banks had FHLB borrowings available of $831.7 million. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13: Federal Home Loan Bank Borrowings to the Consolidated Financial Statements” for further information.

The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Financial Statements. At December 31, 2006, the total amount of outstanding repurchase agreements was $77.6 million with a weighted average interest rate of 2.0%, compared to $107.4 million with a weighted average interest rate of 1.0% at December 31, 2005. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 14: Short-term Borrowings to the Consolidated Financial Statements” for further information.

From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have federal fund lines of credit totaling $154 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2006, the Banks did not have any borrowings outstanding under these federal funds lines. Boston Private Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2006, Boston Private Bank had $59.0 million of brokered deposits outstanding under these agreements. See Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

Other Sources of Funds. Other sources of funds include investment management fees, loan repayments, maturities of investment securities, and sales of securities from the available-for-sale portfolio.

Competition

The Company operates in the highly competitive wealth management marketplace. The Company believes that by creating regional clusters of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economic risks. In addition, the Company believes its regional presence enables it to provide better access to decision makers and more customized personal service for its wealth management clients.

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

In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks’ results of operations and financial condition, including the level of their non-performing assets. The Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks’ current commercial borrowing customers may develop needs for credit facilities larger than the Banks can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See “Bank Regulation and Supervision” below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

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

Employees

At December 31, 2006, the Company had 1,031 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

IV. Bank Regulatory Considerations

Supervision and Regulation

In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further subject to federal and state laws and regulations applicable to depository institutions and their parent companies. Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the protection of stockholders of a bank or its parent company. Many of the Company’s affiliates are also subject to regulation under federal and state securities laws as described below under “Government Regulation of Other Activities.”

Set forth below is a brief description of certain laws and regulations that relate to the supervision and regulation of Boston Private and the Banks. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Certain Restrictions on Activities and Operations of Boston Private

Boston Private is a bank holding company (a “BHC”) registered with the Federal Reserve Board under the BHCA. As such, Boston Private and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the Federal Reserve Board. Boston Private is also a bank holding company for purposes of the laws of The Commonwealth of Massachusetts, and is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the “BBI”) and the Massachusetts Commissioner of Banks (the “Commissioner”). Boston Private is also a bank holding company for purposes of the laws of the State of California, and is subject to the jurisdiction of the California Department of Financial Institutions (the “DFI”). As discussed below, Boston Private has not elected Financial Holding Company (“FHC”) status under the BHCA. For purposes of the BHCA, Gibraltar, a federal savings association, which Boston Private acquired in 2005, is a non-banking subsidiary.

The Federal Reserve Board has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered, among other things, to assess civil money penalties against companies or individuals who violate the BHCA orders or, among other things, regulations thereunder, to order termination of non-banking activities of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

BHCA: Activities and Other Limitations. The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits adequately or well capitalized and adequately or well managed BHCs, as determined by the FRB, to acquire banks in any state, subject to certain deposit concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks and federal savings associations to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action.

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

In order to elect to become a FHC and thus engage in a broader range of financial activities, a BHC must meet certain tests and file an election form with the Federal Reserve Board. To qualify, all of a BHC’s subsidiary banks must be well capitalized (as discussed below under “Regulation of Boston Private’s Banks-Capital Requirements”) and well managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC’s banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act (“CRA”) evaluation.

A BHC that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to expand significantly or to acquire less than well-capitalized and well-managed institutions. At this time, Boston Private has not elected to become a FHC.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The Federal Reserve Board’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter to specific limitations on the kind and amount of such securities which may be included as Tier I capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, which is, or to the extent, not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject. In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of BHCs, such as Boston Private, that are not among the 20 or so largest U.S. BHCs. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and BHCs that are not among the 20 or so largest U.S. BHCs to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other changes, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. Pubic comments on the NPR will be accepted through March 26, 2007, and in all likelihood, will be subject to further revision. The effective date, if adopted, of the Basel 1-A rules also remains uncertain. Accordingly, Boston Private is not yet in a position to determine the effect of such rules on its risk capital requirements.

Limitations on Acquisitions of Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies. The Home Owners’ Loan Act (“HOLA”) and the Office of Thrift Supervision (the “OTS”) regulations impose certain limitations on the ability of third parties to acquire control of federal savings associations, such as Gibraltar.

In addition, any company would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

Cash Dividends. The Federal Reserve Board has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless the BHC’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a BHC should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength to bank subsidiaries. The Federal Deposit Insurance Corporation (“FDIC”) may also regulate the amount of dividends payable by the subsidiary banks. The inability of the banks to pay dividends may have an adverse affect on the Company.

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

FDIC Insurance Premiums. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal

Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Banks, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as the Banks, which are in the lowest risk category, assessment rates will vary initially from 5 to 7 basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. During 2006, the Banks paid $464 thousand of FDIC insurance premiums. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels.

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

At December 31, 2006, each of the Banks was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations above current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as a FHC.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or “adequately capitalized.” These restrictions have not had a material impact on the operations of the Banks because each of the Banks are well capitalized at December 31, 2006, and historically they have not relied heavily upon brokered deposits as a source of funding.

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

Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through “financial institutions” in certain new activities which are permissible for subsidiaries of a FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could engage in only through a financial subsidiary, such as securities underwriting, may be conducted only in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the Federal Reserve Board’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Activities and Investments of Federal Savings Associations. Gibraltar, as a federal savings association, derives its lending and investment powers from the HOLA, and the regulations of the OTS promulgated thereunder. Under these laws and regulations, Gibraltar may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Gibraltar may also establish service corporations that may engage in activities not otherwise permissible for Gibraltar, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2006, Gibraltar maintained in excess of 70.8% of its portfolio assets in qualified thrift investments and qualified under the QTL test.

A federal savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, if the association does not re-qualify under the QTL test within three years after failing the test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the applicable Federal Home Loan Bank as promptly as possible.

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a BHC, such as Boston Private, and its non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:

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

The FDIC’s and OTS’s CRA regulations are currently based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Boston Private Bank’s current CRA rating is “outstanding”, Borel’s current CRA rating is “satisfactory”, FPB’s current CRA rating is “satisfactory”, and Gibraltar’s current CRA rating is “outstanding”. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate—small banks,” which are banks with $250 million or more, but less than $1 billion in total assets, including, Borel and FPB, under which such banks are examined using only two tests, a Lending Test and a new Community Development Test, and are relieved of certain data collection and reporting requirements.

Customer Information Security. The FDIC, the OTS and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as the Banks to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, and currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In 2006, final regulations under the PATRIOT Act were issued requiring financial institutions, including the Banks, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks”. Management believes that the Company is in compliance with all the requirements prescribed by the PATRIOT Act and all applicable final implementing regulations.

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

Securities Law Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The SEC’s bank dealer regulation, among other things, granted an exemption to banks from dealer registration (as well as from registration as a dealer) with respect to effecting a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and included a new exemption for banks from the definition of dealer under the Exchange Act for certain securities lending transactions. Proposed Regulation R issued by the SEC and the Federal Reserve Board in December 2006 provides exemptions to banks from broker regulation and includes additional exemptions from the SEC’s bank dealer regulation. Banks not falling within the specific exemptions provided by the law may have to restructure their activities in order to avoid violating the registration requirements for brokers and dealers under the federal securities laws. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

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

Government Regulation of Other Activities

Virtually all aspects of the Company’s investment management and wealth advisory businesses are subject to extensive regulation. Westfield, Sand Hill, RINET, DGHM, BPVI, KLS, Anchor, and Gibraltar are registered with the Securities and Exchange Commission (the “Commission”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Westfield, Sand Hill, RINET, DGHM, BPVI, KLS, and Anchor are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield, and DGHM act as sub-adviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”); impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

As a sub-adviser to a registered investment company, Westfield, and DGHM are subject to requirements under the 1940 Act and the Commission’s regulations promulgated thereunder. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct “assignment” of the contract as well as in the case of a sale, directly or indirectly, of a “controlling block” of the adviser’s voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

The foregoing laws and regulations generally grant supervisory agencies and bodies’ broad administrative powers, including the power to limit or restrict Westfield, Sand Hill, RINET, DGHM, BPVI, KLS, or Anchor from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

V. Taxation

Federal Taxation

The Company, Boston Private Bank, Borel, FPB, Gibraltar, Sand Hill, and BPVI are subject to federal income taxation generally applicable to corporations under the Internal Revenue Code (the “Code”). Boston Private Bank, Borel, FPB, and Gibraltar are banking institutions subject to Subchapter H of the Code which relates to securities, reserves for loan losses, and any common trust funds.

The Company, Boston Private Bank, Borel, FPB, Gibraltar, Sand Hill, and BPVI are members of an affiliated group of corporations within the meaning of Section 1504 of the Code and file a consolidated federal income tax return. The advantages of filing a consolidated tax return include the avoidance of tax on intercompany distributions and the ability to offset operating and capital losses of one company against operating income and capital gains of another company.

Westfield, RINET, DGHM, KLS, and Anchor are limited liability companies and their taxable income is included as part of the Company’s taxable income.

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

Boston Private Bank maintains a subsidiary that is not subject to the 10.50% tax rate on taxable income because it meets the definitional tests relating to investments and the other conditions as a subsidiary of a financial institution. The subsidiary is taxed on its gross income at the rate of 1.32%.

State of California. The Company and its subsidiaries are taxable in California as a result of the operations of the Company, Borel, FPB and Sand Hill. California’s taxable income is gross income as defined under the Code as of January 1, 2005 subject to certain differences not adopted. California’s apportioned income is allocated to the Company and subsidiaries with business operations in California. The tax rate for income allocated to corporations that are not financial institutions is 8.84% whereas the tax rate on income allocated to financial institutions is 10.84%.

State of New Hampshire. Certain subsidiaries have business operations in New Hampshire. The tax rate for the New Hampshire business enterprise tax is 0.75% and the tax rate on the New Hampshire business profits tax is 8.5% with a credit allowed for the business enterprise tax.

State of New York. The Company is taxable in New York as a result of the operations of its LLC interests in DGHM and KLS. Gibraltar expanded its business operations into New York during 2006. The New York tax rate is 7.5% plus a surcharge for business operations in the Metropolitan Commuter Transportation district.

City of New York. The Company and Gibraltar are taxable in New York City. The tax rate is 8.85% on taxable income apportioned to New York City. In addition to the Company’s income tax in New York City, DGHM and KLS are also subject to an unincorporated business tax (“UBT”). In computing UBT taxable income, amortization of purchased intangibles and certain payments to principals are not deductible. The UBT rate is 4.0%. A portion of the UBT paid is allowed as a credit in computing the Company’s New York City income tax.

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

Due to intense competition, our investment management and wealth advisory subsidiaries may not be able to attract and retain clients at current levels. Competition is especially strong in our geographic market areas, because there are numerous well-established and successful investment management and wealth advisory firms in these areas. Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

For the year ended December 31, 2006, approximately 46% of our revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory subsidiaries is a significant factor in our overall results of operations and financial condition.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2006, our goodwill and other identifiable intangible assets were approximately $461 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

Goodwill is tested for impairment annually in the fourth quarter at the reporting unit level. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:

•	Significant adverse change in business climate

•	Significant unanticipated loss of clients/assets under management

•	Unanticipated loss of key personnel

•	Sustained periods of poor investment performance

•	Significant loss of deposits or loans

•	Significant reductions in profitability

•	Significant changes in loan credit quality

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

A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in four geographic regions: eastern Massachusetts, northern California, southern California, and southern Florida. In addition, Gibraltar has recently opened an office in New York City. The ability of the Banks’ customers to repay their loans is impacted by the economic conditions in these areas.

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

Fluctuations in interest rates may negatively impact the business of our Banks. Our Banks’ main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Our Banks’ net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our Banks’ net interest income as the difference between interest income and interest expense decreases. As a result, our Banks have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

All of our investment adviser and wealth advisory affiliates are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, Westfield, and DGHM act as sub-advisers to mutual funds which are registered under the Investment Company Act of 1940 and are subject to that act’s provisions and regulations.

We are also subject to the provisions and regulations of ERISA, to the extent we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

ITEM 2. PROPERTIES

The Company and its subsidiaries conduct operations primarily in leased premises. The Company’s and Boston Private Bank’s headquarters are located at Ten Post Office Square, Boston, MA. Boston Private Bank has nine offices in Massachusetts: four in Boston, one in Wellesley, one in Newton, one in Cambridge, one in Lexington, and one in Hingham. Boston Private is also leasing property in Beverly, MA which it plans on using for a new office in 2007. BPVI has two offices, one located in Boston, MA adjacent to the Company’s headquarters, and one it owns in Concord, NH. RINET is located in Boston, MA. Westfield is located in Boston, MA. Borel has four offices in California. Its main office is in San Mateo and its other offices are in Palo Alto, San Francisco, and Los Altos. Sand Hill is located in Palo Alto, CA adjacent to Borel’s Palo Alto office. FPB has seven offices in California. It’s main office is in Encino, and the other offices are in Burbank, two offices in Santa Monica including a trust department office, Westlake Village, Granada Hills (which it owns), and Rancho Cucamonga. DGHM has offices in New York City, NY and Naples, FL. KLS is located in New York City. Gibraltar has six offices in Florida. It’s main office is in Coral Gables, and the other offices are in South Miami, downtown Miami, Key Largo, Fort Lauderdale, and Naples. Gibraltar also has an office in New York City, NY. Anchor is located in Boston, MA.

Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery, and Westfield intends to file a motion for summary judgment in due course.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company’s common stock, par value $1.00 per share (the “Common Stock”), is traded on the NASDAQ Global Market System (“NASDAQ”) under the symbol “BPFH.” At February 21, 2007 there were 36,746,272 shares of Common Stock outstanding.

The following table sets forth the high and low closing sale prices for the Company’s Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2006
Fourth Quarter	$28.76	$26.56
Third Quarter	28.12	24.41
Second Quarter	34.86	27.43
First Quarter	34.09	29.14
Fiscal Year ended December 31, 2005
Fourth Quarter	$31.80	$26.60
Third Quarter	28.95	24.93
Second Quarter	26.20	22.27
First Quarter	28.25	23.68

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

The Company paid dividends on its common stock of $0.32 and $0.28 in 2006 and 2005, respectively.

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

These restrictions on the Banks’ ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on Westfield’s, Sand Hill’s, BPVI’s, RINET’s, DGHM’s, KLS’s and Anchor’s ability to pay dividends.

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

	2006	2005*	2004*	2003*(3)	2002*
	(In thousands, except share data)
At December 31:
Total balance sheet assets	$5,763,544	$5,118,568	$3,274,421	$2,202,802	$1,826,360
Total loans (excluding loans held for sale)	4,311,252	3,624,240	2,248,600	1,612,564	1,301,726
Allowance for loan losses	43,387	37,607	25,021	17,761	15,163
Investment securities	537,807	557,142	539,103	396,746	322,734
Cash and cash equivalents	239,396	372,316	128,914	93,488	97,529
Goodwill and intangible assets	460,964	384,407	187,163	20,318	18,007
Deposits	4,077,831	3,748,141	2,386,368	1,658,461	1,400,333
Borrowed funds	914,529	703,379	474,171	263,620	218,389
Stockholders’ equity	635,197	539,348	326,534	239,546	171,113
Non-performing assets	10,549	7,900	1,514	1,311	1,057
Client assets under management and advisory	$29,824,000	$21,339,000	$19,306,000	$10,966,000	$6,441,000
For The Year Ended December 31:
Interest and dividend income	$300,032	$189,990	$120,645	$92,680	$90,293
Interest expense	126,519	61,251	32,066	24,915	26,265

Net interest income	173,513	128,739	88,579	67,765	64,028
Provision for loan losses	6,179	5,438	4,285	2,631	2,330

Net interest income after provision for loan losses	167,334	123,301	84,294	65,134	61,698
Fees and other income	171,341	134,587	108,213	65,867	51,868
Operating expense and minority interest	254,148	188,781	144,472	100,114	83,007

Income before income taxes	84,527	69,107	48,035	30,887	30,559
Income tax expense	30,154	25,561	16,802	11,442	9,485

Net income	$54,373	$43,546	$31,233	$19,445	$21,074

Per Share Data:
Basic earnings per share	$1.53	$1.48	$1.14	$0.85	$0.94
Diluted earnings per share	$1.43	$1.38	$1.10	$0.82	$0.90
Average basic common shares outstanding	35,452,880	29,425,157	27,313,171	22,954,937	22,412,665
Average diluted common shares outstanding	40,089,380	33,824,717	29,024,520	23,779,934	23,357,066
Cash dividends per share	$0.32	$0.28	$0.24	$0.20	$0.16
Book value	$17.36	$15.50	$11.81	$9.52	$7.59
Selected Operating Ratios:
Return on average assets	1.02%	1.13%	1.10%	0.95%	1.26%
Return on average equity	9.27%	11.23%	10.61%	10.84%	13.63%
Interest rate spread(1)	3.27%	3.48%	3.33%	3.35%	3.80%
Net interest margin(1)	3.84%	3.88%	3.61%	3.64%	4.19%
Total fees and other income/total revenue(2)	49.69%	51.11%	54.99%	49.37%	44.75%
Asset Quality Ratios:
Non-accrual loans to total loans	0.23%	0.22%	0.05%	0.08%	0.08%
Non-performing assets to total assets	0.18%	0.15%	0.05%	0.06%	0.06%
Other Ratios:
Dividend payout ratio	20.92%	18.92%	21.05%	23.53%	17.02%
Average equity to average assets ratio	11.04%	10.02%	10.35%	8.75%	9.24%

*	Adjusted to include the impact of stock-based compensation, see Part II, Item 8 “Financial Statements and Supplementary Data in Note 17: Employee Benefits” to the Consolidated Financial Statements of the Company for additional information.
(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.
(2)	Total revenue is defined as net interest income plus fees and other income.
(3)	Net income for 2003 was reduced by $3.0 million, or $0.12 per diluted share, for the REIT tax adjustment and the lease accrual described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s December 31, 2005 Form 10-K. Return on average assets and return on average equity were also reduced.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

I. Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions through its 9 wholly-owned and 2 majority-owned subsidiaries. The Company offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB, and Gibraltar. Within the wealth advisory and investment management disciplines, the operating segments are Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and Anchor. The Company also owns a minority interest in BOS and Coldstream Holdings. This Executive Summary provides an overview of the most significant aspects of our operations in 2006. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

Boston Private’s strategy remains to strive for exceptional shareholder value by providing a full complement of wealth management services through diversified affiliated companies. The Company typically seeks entry into geographically and demographically attractive areas through acquisitions and focuses on the organic growth of its entities.

In the past two years the Company has acquired two entities. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information. The combined financial results of these acquired entities have had a significant impact on our 2006 results of operations and should be considered in comparing the Company’s results of operations. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 5: Business Segments to the Consolidated Financial Statements” for revenue and expense information. The following table provides additional detail for these acquisitions.

Name of Acquisition	Acquisition Date	Total Assets at acquisition(1)	Assets under Management and Advisory at acquisition
Gibraltar	October 1, 2005	$1.1 Billion	$707 Million
Anchor	June 1, 2006	$7.7 Million	$5.4 Billion

(1)	Excludes the effects of purchase accounting.

At December 31, 2006 the Company’s consolidated subsidiaries managed or advised $29.8 billion in client assets under management and had balance sheet assets of approximately $5.8 billion.

In 2006, through growth in its organic business efforts, and acquisitions, the Company earned revenues of $344.9 million, an increase of 31.0% over revenues of $263.3 million in 2005. Total operating expenses, including minority interest, was $254.1 million, an increase of 34.6% over operating expenses, including minority interest, of $188.8 million in 2005. Net income for 2006 was $54.4 million, or $1.43 per diluted share, compared to net income in 2005 of $43.5 million, or $1.38 per diluted share.

There were a number of significant factors in 2006 that impacted Boston Private’s financial and operational results. The following are the most important factors. The acquisition of Anchor on June 1, 2006, which added

$5.4 billion in client assets managed at the time of acquisition, further diversified the Company’s revenue stream by entering into the separately managed account business. We benefited from the full year impact on net income from the 4th quarter 2005 acquisition of Gibraltar. Strong equity markets helped to increase assets under management (“AUM”), although the Company experienced significant outflows in one of the investment products at DGHM. The flat to inverted yield curve as well as the competitive market for deposits caused net interest margin compression at our Banks. The Company’s investments in new wealth management offices in Massachusetts, New York, Florida and California increased operating expenses and will continue to reduce net income in the short-term until the new offices can grow loans and deposits to a level to support the fixed operating costs.

The following table illustrates the Company’s revenue growth in each financial core discipline.

Discipline	Revenue 2006	Revenue 2005	% Increase
Private Banking	$218.9 Million	$160.4 Million	36.4%
Investment Management	$116.8 Million	$90.2 Million	29.5%
Wealth Advisory	$20.8 Million	$19.1 Million	8.8%

The Banks also provide investment advisory and or trust services and the revenue for this is included with Private Banking in the above table.

The Company’s private banking discipline was impacted in 2006 by a challenging interest rate environment. For most of 2006, the yield curve was either flat or inverted, putting pressure on the Banks’ net interest margin. Also, due to the strong loan growth outpacing deposit growth, the Banks funded the new loans by initially decreasing liquidity and then by adding additional FHLB borrowings which generally are more costly than deposits.

Net interest income increased 34.8% to $173.5 million versus $128.7 million in 2005. The $44.8 million increase in net interest income in 2006 is the net result of $54.4 million in increased business volumes, net of $9.6 million of increased cost of funds, which was partially offset by an increased yield on earning assets. The Company’s net interest margin, on a fully-taxable equivalent (“FTE”) basis, decreased 4 basis points to 3.84% in 2006 from 3.88% in 2005.

The Company believes that the primary interest rate risk is a prolonged flat or inverted yield curve which could lead to continued net interest margin compression at the Banks. A flat yield curve exists when there is little or no difference between short-term and long-term yields on loans and investments. An inverted yield curve exists when short-term yields are higher than long-term yields. Generally, the Banks pay deposit rates based on the short end of the yield curve and many loans and investments are priced at rates based on the long end of the yield curve. When the yield curve flattens or inverts, it compresses the Banks’ net interest margin. The Banks prefer to operate in an interest rate environment with a positive yield curve, i.e. short-term yields are lower than long-term yields.

Although the Company’s investment management discipline was faced with significant outflows in one of our investment products at DGHM (see II. Key Business Lines—Investment Management for additional details), we were able to benefit from increased performance fees at both Westfield and DGHM, market appreciation, and increased client assets under management driven by the Anchor acquisition. The Company’s client assets under management and advisory increased in 2006 to $29.8 billion from $21.3 billion in 2005, an increase of $8.5 billion, or 39.8%. Including the Company’s unconsolidated affiliates, Coldstream Holdings and BOS, total client assets under management and advisory increased to $32.7 billion, or 38.2%, versus 2005 year end levels. Of the $8.5 billion increase in assets under management and advisory noted above, approximately $3.4 billion resulted from overall market appreciation, $5.4 billion from the acquisition of Anchor, slightly offset by net outflows of $357 million from the affiliate firms. Excluding the net outflows at DGHM, the Company had positive organic net new flows of approximately $957 million.

The future growth in the investment management business line is primarily dependent upon the ability of our investment management firms to increase their AUM. Management fees are usually calculated as a percentage of AUM. Changes in AUM have an impact on revenues and earnings. Growth in AUM comes from net new business and changes in market values of the investments. Net new business includes new AUM, including net contributions to existing accounts, less lost accounts. The investment management firms generally have the ability to select the investments they manage so they have some control over changes in market value but they are not immune to changes in the market as a whole. Increases and decreases in market values can have a significant impact on AUM, related revenues and earnings.

Income tax expense was $30.2 million in 2006, reflecting an effective tax rate of 35.7%. Income tax expense for 2005 was $25.6 million, reflecting an effective tax rate of 37.0%. The effective tax rate was lower in 2006 due to changes in state income apportionment, successful settlement of an outstanding state tax issue and a change in investment strategy resulting in additional tax free income from bank owned life insurance. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 16: Income Taxes to the Consolidated Financial Statements” for additional information.

The return on average assets decreased 11 basis points to 1.02% for the year ended December 31, 2006, compared to 1.13% for the year ended December 31, 2005. Average assets increased $1.4 billion, or 37.3%, from $3.9 billion to $5.3 billion during 2006.

The return on average equity was 9.27% for the year ended December 31, 2006, a decrease of 196 basis points from 11.23% for the year ended December 31, 2005. Average equity increased 51.2% during 2006 to $586.5 million. The increase in the average equity is primarily due to purchase method accounting, common stock issued in the Gibraltar and Anchor acquisitions, and net income. Purchase method accounting requires recognition of goodwill and intangibles, increasing both assets and equity. The amortization of these intangibles reduces earnings.

On June 1, 2006 the Company successfully completed the acquisition of an 80% profits interests in each of Anchor Capital and Anchor/Russell. The acquisition was effected through the establishment of Anchor, a newly created holding company that owns an 80% profits interests in each of Anchor Capital and Anchor/Russell. The Company owns 100% of Anchor and the financial results of Anchor Capital and Anchor/Russell are consolidated for financial reporting purposes. The acquisition gives the Company access to the rapidly growing SMA market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information.

Management will continue to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms from which to serve the targeted client base. The Company will continue to look at acquisition targets with an eye towards further geographic and business line diversification. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying by revenue stream between the three distinct lines of business, the Company expects to achieve more stable revenue and earnings. In evaluating any acquisition, management will consider the types of assets under management or advisory and the diversifying impact a potential acquisition may have on our existing investment management concentrations.

II. Key Business Lines

The underlying drivers of revenue growth in the Company’s business are growth in our private banking, investment management and wealth advisory business lines. The following analysis discusses business metrics that management considers to be the most important indicators of the financial performance of the Company’s lines of business.

Private Banking

In 2006, the Company conducted its private banking business through four wholly-owned subsidiaries. The following table shows a summary of certain financial components of these four banks at December 31, 2006.

	Total	Boston Private Bank	Borel	FPB	Gibraltar
	(In thousands)
Assets	$5,456,750	$2,455,651	$965,296	$552,844	$1,482,959
Loans	4,307,555	1,784,579	888,147	417,852	1,216,977
Deposits	4,099,129	1,822,304	865,025	459,413	952,387
Net Income during the year	48,991	19,246	13,611	7,439	8,695

The Company believes private banking is an attractive growth market and in 2006 realized 53.8% of its revenues from private banking net interest income. The Company believes net interest income, net interest margin, deposit growth, loan growth and loan quality are the important business metrics in evaluating the condition of its private banking business.

Net Interest Income. For 2006, the Company’s net interest income increased $44.8 million to $173.5 million, a 34.8% increase. On a FTE basis, net interest income increased by 34.3%, or $45.8 million, to $179.3 million, compared to $133.5 million in 2005. This growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased deposits, additional borrowings and reduced investments and federal funds sold. The acquisition of Gibraltar in the fourth quarter of 2005 contributed to this growth as well. The $44.8 million increase in net interest income in 2006 is the net result of $54.4 million in increased business volumes, (change in average balance multiplied by the prior year average interest rate) net of a $9.6 million rate change due to an increased cost of funds, (change in average interest rate multiplied by the prior year average balance) which was partially offset by an increased yield on assets.

Net Interest Margin. On a FTE basis net interest margin declined 4 basis points to 3.84% for 2006 compared to 3.88% for 2005. This decrease in net interest margin was due to several factors. The competitive market for deposits caused the Banks to have to increase rates paid significantly to attract new deposits and retain current deposits. The strong growth in loans, as compared to deposits, required the Banks to increase FHLB borrowings which generally have higher rates than deposits. The interest expense incurred on the additional trust preferred debt in 2006 had approximately a 28 basis point negative impact on the net interest margin in 2006.

Deposits. In 2006, the Company’s deposits grew $329.7 million, or 8.8%, to $4.1 billion from $3.7 billion in 2005. The cost of deposits increased 115 basis points to 2.92% during 2006 due to the mix of deposits and the rates paid on interest bearing deposit accounts and certificates of deposit due to the rise in short-term interest rates. The increase in deposits can be attributed to organic growth and the opening of new private banking offices. The low growth rate of deposits compared to our historical average can be attributed to increased competition and, in some instances, customers moving a portion of their deposits to higher yielding money market mutual funds.

Loans. In 2006, the Company’s loan portfolio increased $687.0 million, or 19.0%, to $4.3 billion, as compared to $3.6 billion in 2005.

The commercial loan portfolio increased $303.5 million, or 19.4%. The increase in the commercial loan portfolio was due to a combination of the experienced loan officers at our Banks, the favorable economy, and the new banking offices.

The construction loan portfolio increased $153.3 million, or 32.0%. The increase in the construction loan portfolio is affected by the demand and the market for new construction which is highly dependent upon the local economies that each of our Bank’s operate in.

The residential loan portfolio increased $208.4 million, or 15.6%. The Banks generally keep variable rate residential loans originated in their portfolios and sell fixed rate loan originations in the secondary market. The increase in the residential loans is impacted by the mix between fixed and variable rate loan originations and the level of current customers refinancing their mortgage with a competitor.

The home equity and consumer loan portfolio increased $21.9 million, or 8.9%. The home equity and consumer loan portfolio is a small percentage of the overall loan portfolio. The balance of this category is primarily influenced by the amount of usage of customers home equity lines of credit. Generally, there is a substantial portion of available credit on unused lines of credit.

Loan Quality. The Company considers credit quality to be an extremely important priority in managing the Company’s loan portfolio. At the end of 2006, the ratio of non-accrual loans to total loans was 0.23% compared to 0.22% at the end of 2005. The allowance for loan losses to total loans was 1.01% at the end of 2006 compared to 1.04% at the end of 2005. The total allowance for loan losses at the end of 2006 is $43.4 million, representing coverage of 4.34 times our non-accrual loans of $10.0 million. This allowance is in line with the Company’s loan growth for the period and consistent with the Company’s methodology. In 2006, the Company had net loan charge-offs of $399 thousand.

Investment Management

The Company wholly-owns or majority-owns five investment management firms: Westfield, BPVI, DGHM, Sand Hill, and Anchor. In addition, the Banks have similar investment management divisions. RINET and KLS provide wealth advisory as well as some investment management services however; their revenues are included in wealth advisory fees in the Consolidated Statements of Operations. Wealth advisory revenues are typically less sensitive to market value fluctuations in the capital markets. For 2006, the Company’s revenues from investment management fees of $137.7 million were 39.9% of total revenues of $344.9 million.

Investment Management Fees. The company’s investment management revenues are generally determined by the amount of our AUM and to a lesser extent, the investment performance on certain products that have performance fee arrangements. Our investment management firms directly manage their AUM. These firms manage separate accounts for high net worth individuals, foundations and endowments, ERISA, public, and corporate funds. In 2006, total investment management fees were $137.7 million, up 30.1% from $105.9 million in 2005. Incentive performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A significant portion of performance fees are paid to the portfolio managers. During 2006, the Company recorded performance fees of approximately $4.3 million compared to approximately $1.6 million in 2005. These amounts are included in total investment management fees above.

The company may also receive hedge fund incentive fees from its management and ownership of certain hedge funds. These fees are generally contingent upon investment performance in excess of certain benchmarks. These fees are included in “Earnings in Equity Investments” and were approximately $1.3 million for 2006 and approximately $722 thousand for 2005. A significant portion of these fees are paid to the portfolio managers.

The individual billing practices of the Company’s firms may impact the level of investment management fees earned in rising or falling markets. Anchor, BPVI, and Sand Hill bill quarterly in advance, while the remainder of the firms bill quarterly in arrears. Investment management fees billed in advance will not reflect subsequent changes in the market value of AUM for that period, while fees billed in arrears will reflect changes in the market value of AUM for that period.

Assets Under Management. The Company measures the level of AUM each reporting period to monitor how net flows and market value changes impact current and future revenues. Each individual firm measures AUM for billing purposes and provides data related to net flows and market value changes to the Company’s management. Certain estimates and allocations are made by the firms in providing this data to the Company’s management.

Boston Private’s growth in AUM and advisory in 2006 was strong. The Company’s AUM and advisory for 2006 was $29.8 billion, up 39.8% over 2005. The components of this growth and the impact of new business acquisitions on AUM and advisory can be seen in the table below:

	2006		2005
	AUM	% of Beg. AUM	AUM	% of Beg. AUM
	(In millions)
Consolidated AUM and advisory at beginning of year	$21,339		$19,306
Net new business	(357)	(1.7)%	78	0.4%
Market appreciation	3,412	16.0%	1,248	6.5%
Acquisitions	5,430	25.4%	707	3.6%

Total increase for the year	8,485	39.8%	2,033	10.5%

Consolidated AUM and advisory at December 31, 2006	$29,824		$21,339
Unconsolidated affiliate AUM and advisory:	2,867		2,315

Total AUM and advisory including unconsolidated affiliates	$32,691		$23,654

Net New Business. New assets under management, which include new investment management accounts and net new contributions to existing investment management accounts, less lost accounts, for 2006 decreased $357 million, or 1.7%, over AUM at December 31, 2005. Included in this amount is gross new business of approximately $2.3 billion, offset by lost business and net client withdrawals of approximately $2.6 billion. During 2006, each of the Company’s banks and investment managers recorded gross new sales.

Market Impact. The table below highlights the composition of AUM from nine of our firms that offer investment management services, excluding intercompany assets under subadvisory at DGHM and Sand Hill as of December 31, 2006. This table does not reflect the assets under advisory for our two wealth advisory affiliates, KLS and RINET. Combined, these affiliates have approximately $5.0 billion of assets under advisory, representing 16.7% of total consolidated AUM and advisory at year end.

	Growth		Value		Balanced		Fixed Income		Alternative		Total
	(In millions)
Boston Private Bank	$—	—	$—	—	$1,667	70.4%	$493	20.8%	$209	8.8%	$2,369
Borel	193	26.4%	—	—	—	—	175	23.9%	363	49.7%	731
Westfield	9,190	91.0%	—	—	231	2.3%	11	0.1%	670	6.6%	10,102
DGHM	—	—	2,115	92.2%	—	—	123	5.4%	57	2.5%	2,295
Sand Hill	166	16.3%	31	3.0%	280	27.4%	483	47.3%	61	6.0%	1,021
BPVI	—	—	792	82.4%	—	—	169	17.6%	—	—	961
Gibraltar	100	11.0%	75	8.3%	121	13.3%	484	53.4%	127	14.0%	907
Anchor	40	0.6%	4,808	74.6%	1,153	17.9%	80	1.2%	363	5.6%	6,444
FPB	—	—	—	—	1	20.0%	4	80.0%	—	—	5

Total	$9,689	39.0%	$7,821	31.5%	$3,453	13.9%	$2,022	8.1%	$1,850	7.5%	$24,835

During 2006, the S&P 500 Index appreciated 13.6%. This had a positive impact on our overall consolidated AUM due to the concentration of our AUM in the growth and value categories. Accordingly, any change in the stock market will have a significant impact on the value of the AUM and the related management fees, the majority of which are calculated as a percentage of AUM. The favorable market conditions in 2006 increased asset values by $3.4 billion, or 16.0%, for the year.

Acquisition of Assets. From time to time the Company acquires assets through acquisition of an investment management or wealth advisory business and through the hiring of senior professionals who bring assets to the Boston Private organization. The Company acquired approximately $5.4 billion in investment management assets in 2006, related to the acquisition of Anchor, which increased AUM and advisory by 25.4%.

Investment Performance. Investment performance is an important driver of new business growth and client retention.

During the year the Company enhanced its product mix and gained a national distribution channel though the acquisition of Anchor. As a well established mid-cap equity value manager, Anchor provides the Company with access to the rapidly growing SMA market segment. Under the SMA program Anchor provides investment management services to individual clients through relationships with approximately 22 broker/sponsors. Anchor experienced robust asset growth in the seven month period post acquisition, as AUM increased approximately $1 billion or 18.7%. This growth is due to both positive net asset flows and strong market performance. Post acquisition, Anchor earned revenues of approximately $16.7 million in 2006.

Westfield logged a strong year as AUM grew approximately $1.8 billion, or 21.3%, and ended the year at approximately $10.1 billion. Revenues increased approximately $8.9 million, or 17.5%, to $58.7 million in 2006. Westfield experienced positive net asset flows during the year, but most of the asset growth was driven by strong market performance.

DGHM experienced significant net asset outflows late in the year driven mostly by less than satisfactory investment performance in the small-cap equity category. In addition, in the fourth quarter a key employee left the firm. Annual impairment testing was conducted in the fourth quarter of 2006 and the Company concluded that no impairment existed at December 31, 2006, not withstanding the significant outflows and the loss of the key personnel. See Item 1 A. Risk Factors and Critical Accounting Policies for additional information.

There was a slight decrease in year over year investment management fee income at DGHM; however the impact of the net outflows will be greater on 2007 revenues due to timing. Management is focused on enhancing its investment process, expects to launch a mutual fund in early 2007, and initiated an agreement with an independent sales and marketing contractor. DGHM has also reorganized its executive management structure to include an executive in charge of new marketing initiatives and also plans to hire an additional investment professional.

Wealth Advisory

Boston Private wholly owns or majority owns two wealth advisory firms, RINET and KLS. These firms offer wealth advisory capabilities which Boston Private considers to be an important component of the Company’s regionally based wealth management strategy. Wealth advisory adds profitable fee income to Boston Private’s revenue base that is more resistant to fluctuations in market conditions in comparison to investment management businesses since financial planning fees are usually not tied to the market value of assets under management. The firms offer an open architecture approach and capabilities including tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. Wealth Advisory fees were 6.0% of the Company’s 2006 revenues and increased approximately $1.7 million, or 8.8%, over 2005.

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

Institutions & Intermediaries. Boston Private considers corporate defined benefit plans, defined contribution plans, profit sharing plans, and subadvisory relationships to be attractive target clients in the institutional marketplace. Additionally, our affiliates also target small businesses with approximately $5 million to $100 million in annual sales. Key intermediaries include lawyers, venture capital firms and accountants as they provide access to clients who, by nature of their businesses, often require complex and comprehensive financial services.

Foundations & Endowments. Boston Private considers private/public foundations and endowments of at least $5 million to be attractive clients to target for wealth management services. In addition to servicing the foundations and endowments directly, the Company seeks to access additional high net worth individuals that manage and advise these organizations.

Boston Private’s mission is to build a national wealth management enterprise that delivers a comprehensive set of financial services on a regional platform. To achieve these results, the Company has identified three key growth objectives.

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

IV. Financial Condition

A. Liquidity

Liquidity is defined as the Company’s ability to generate cash adequate to meet its needs for day-to-day operations and material long and short-term commitments. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2006, consolidated cash and cash equivalents and securities available-for-sale amounted to $763 million, or 13.2% of total assets of the Company.

Liquidity at the Holding Company should also be considered separately from the consolidated liquidity as there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The

Holding Company’s primary sources of funds are dividends from its subsidiaries, a $75 million committed line of credit with an unaffiliated bank, and access to the money and capital markets. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of December 31, 2006, the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Item 5, “Dividends.” Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Bank Liquidity. Boston Private Bank is a member of the FHLB of Boston, and as such, has access to both short and long-term FHLB borrowings. At December 31, 2006 Boston Private Bank had available credit of $253.4 million from the FHLB. Liquid assets (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $569.6 million, which equals 24.8% of Boston Private Bank’s total liabilities and 23.2% of Boston Private Bank’s total assets. Management believes that Boston Private Bank has adequate liquidity to meet its commitments for the foreseeable future.

Borel is a member of the FHLB of San Francisco, and as such, has access to short and long-term borrowings from the FHLB. At December 31, 2006, Borel had available credit of $203.1 million from the FHLB. Borel manages its cash position in a manner that avoids reliance on short-term borrowings or brokered deposits. Concentrations of deposits from any one source are also avoided. At December 31, 2006, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities) totaled $56.0 million, or 6.4% of Borel’s total liabilities and 5.8% of its total assets. Management believes that Borel has adequate liquidity to meet its commitments for the foreseeable future.

FPB is a member of the FHLB of San Francisco, and as such, has access to short and long-term borrowings from the FHLB. At December 31, 2006, FPB had available credit of $97.9 million from the FHLB. At December 31, 2006, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities), totaled $88.1 million, or 19.0% of FPB’s total liabilities and 15.9% of its total assets. Management believes that FPB has adequate liquidity to meet its commitments for the foreseeable future.

Gibraltar is a member of the FHLB of Atlanta, and as such, has access to short and long-term borrowings from the FHLB. At December 31, 2006, Gibraltar had available credit of $277.3 million from the FHLB. At December 31, 2006, liquid assets, (i.e. cash and due from banks, federal funds sold, and investment securities), totaled $28.8 million, or 2.4% of Gibraltar’s total liabilities and 1.9% of its total assets. Management believes that Gibraltar has adequate liquidity to meet its commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Banks’ Discount Window facility which can provide short term liquidity as “lender of last resort.”

Holding Company Liquidity. At December 31, 2006, the estimated cash payments accrued under deferred purchase obligations was approximately $10.0 million which is to be paid in 2007, 2008, and 2009. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM.

Additionally, the Company along with DGHM, KLS and Anchor have put and call options that would require the Company to purchase (and DGHM, KLS and Anchor shareholders to sell) the remaining minority ownership interests in these three companies at the then fair market value. Future payments under these put and call options can not be estimated due to the unpredictability of exercises of those rights and fair market values at future dates.

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2007 is approximately $13.2 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2007 for dividends to shareholders will be approximately $13.2 million.

Cash flow comparison for the years ended December 31, 2006 and 2005

Net cash provided by operating activities totaled $74.5 million and $95.2 million for the years ended December 31, 2006 and 2005, respectively. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Cash provided by operating activities decreased $20.8 million from 2005 to 2006 due to lower net proceeds from the sale of mortgage loans, and other operating activities; partially offset by increases in net income and depreciation and amortization.

Net cash used in investing activities totaled $746.7 million and $455.3 million for the years ended December 31, 2006 and 2005, respectively. Investing activities of the Company include loan activities, investment activities and capital expenditures. The $291.4 million increase in cash used in investing activities was primarily due to increased growth of the Bank’s loan portfolio as compared to 2005, and cash paid for acquisitions, net of cash acquired, which include payments in the Anchor acquisition and certain earn-out payments from prior acquisitions.

Net cash provided by financing activities totaled $539.3 million and $603.5 million for the years ended December 31, 2006 and 2005, respectively. The $ 64.2 million decrease in cash provided by financing activities was due to the proceeds from the trust preferred debt and the settlement of the Company’s forward sale agreement to fund the Gibraltar acquisition in 2005; slower growth in deposits and increased use of borrowings to fund a portion of the loan growth in 2006.

Cash flow comparison for the years ended December 31, 2005 and 2004

Net cash provided by operating activities totaled $95.2 million and $18.9 million for the years ended December 31, 2005 and 2004, respectively. Cash provided by operating activities increased $76.3 million from 2004 to 2005 primarily due to increased proceeds from the sale of mortgage loans. Proceeds from the sale of mortgage loans is primarily dependent upon customer demand for fixed rate loans as the Banks typically sell the majority of fixed rate residential mortgage loan originations. Also, the Company acquired FPB in 2004 and this added to the additional increase in proceeds from sale of mortgage loans.

Net cash used in investing activities totaled $455.3 million and $575.7 million for the years ended December 31, 2005 and 2004, respectively. The $120.4 million decrease in cash used in investing activities was primarily due to increased proceeds from the sale and maturities of investments, net of purchases, and a decrease in net cash paid for acquisitions. These were partially offset by increased growth in the Bank’s loan portfolios, as compared to the growth in 2004.

Net cash provided by financing activities totaled $603.5 million and $592.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by financing activities was primarily due to the proceeds from the common stock issuance in the Gibraltar acquisition in 2005 which were offset by decreased use of FHLB borrowings.

Contractual obligations:

The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2006. See Part II, Item 8 “Financial Statements and supplementary Data—Notes 13 to 15 to the Consolidated Financial Statements” for terms of borrowing arrangements and interest rates.

	December 31, 2006 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank borrowings	$602,903	$254,902	$125,972	$145,783	$76,246
Securities sold under agreements to repurchase	77,605	77,605	—	—	—
Junior subordinated debentures	234,021	—	—	—	234,021
Operating lease obligations	119,907	13,721	27,743	28,189	50,254
Deferred acquisition obligations (cash portion)	9,987	3,484	6,503	—	—
Bonus and commissions	39,781	37,181	1,600	1,000	—
Data processing	11,208	3,978	4,985	2,245	—
Other long-term obligations	27,637	2,197	101	—	25,339

Total contractual obligations at December 31, 2006	$1,123,049	$393,068	$166,904	$177,217	$385,860

The amounts below related to commitments to originate loans, unused lines of credit, and letters of credit are at the discretion of the customer and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	December 31, 2006 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,210,512	$954,818	$146,113	$8,336	$101,245
Letters of credit	38,532	37,254	1,278	—	—
Forward commitments to sell loans	33,854	33,854	—	—	—

Total commitments	$1,282,898	$1,025,926	$147,391	$8,336	$101,245

B. Capital Resources

Total stockholders’ equity of the Company at December 31, 2006 was $635.2 million, compared to $539.3 million at December 31, 2005, an increase of $95.9 million. The increase was primarily the result of our common stock issued in connection with the acquisition of Anchor, combined with our current year earnings, proceeds from options exercised including tax benefits, if any, common stock issued in connection with stock grants to employees, common stock issued for contingent payments on acquisitions, and the change in accumulated other comprehensive income. These increases were partially offset by dividends paid to stockholders.

As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the Federal Reserve Board. At December 31, 2006, the Company’s Tier I leverage capital ratio stood at 8.22%, compared to 7.64% at December 31, 2005. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, the Company had a Tier I risk-based capital ratio of 10.70% compared to

10.57% at December 31, 2005. The Company had a Total risk-based capital ratio of 12.24% at December 31, 2006, compared to 13.14% at December 31, 2005. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a “well capitalized” institution are 5.00%, 6.00% and 10.00%, respectively. The Company was considered to be “well capitalized” as of December 31, 2006 and 2005. See Part I, Item 1, “Business—Bank Regulatory Considerations—Certain Restrictions on Activities and Operations of Boston Private—Capital Requirements.”

The decrease in the Company’s Total risk-based capital ratio, as compared to the prior year-end, resulted from the strong asset growth at the Banks and goodwill and intangibles recorded on the Company’s minority interests in BOS and Coldstream Capital. These items were partially offset by increases in equity in 2006 resulting from the common stock issued in the Anchor acquisition, net income, and stock option exercises.

At December 31, 2006, Boston Private Bank’s Tier I leverage capital ratio stood at 6.78%, compared to 6.54% at December 31, 2005. Boston Private Bank had a Tier I risk-based capital ratio of 10.15% and a Total risk-based capital ratio of 11.40% at December 31, 2006. This compares to a Tier I risk-based capital ratio of 9.90% and a Total risk-based capital ratio of 11.15% at December 31, 2005. Boston Private Bank was considered to be “well capitalized” as of December 31, 2006 and 2005.

At December 31, 2006, Borel’s Tier I leverage capital ratio stood at 9.60%, compared to 9.02% at December 31, 2005. Borel had a Tier I risk-based capital ratio of 9.74% and a Total risk-based capital ratio of 10.89% at December 31, 2006. This compares to a Tier I risk-based capital ratio of 10.17% and a Total risk-based capital ratio of 11.42% at December 31, 2005. Borel was considered to be “well capitalized” as of December 31, 2006 and 2005.

At December 31, 2006, FPB’s Tier I leverage capital ratio stood at 9.94%, compared to 9.22% at December 31, 2005. FPB had a Tier I risk-based capital ratio of 10.74% and a Total risk-based capital ratio of 11.90% at December 31, 2006. This compares to a Tier I risk-based capital ratio of 10.66% and a Total risk-based capital ratio of 11.86% at December 31, 2005. FPB was considered to be “well capitalized” as of December 31, 2006 and 2005.

At December 31, 2006, Gibraltar’s Tier I leverage capital ratio stood at 7.51% compared to 7.59% at December 31, 2005. Gibraltar had a Tier I risk-based capital ratio of 9.89% and a Total risk-based capital ratio of 11.06% at December 31, 2006. This compares to a Tier I risk-based capital ratio of 10.28% and a Total risk-based capital ratio of 11.41% at December 31, 2005. Gibraltar was considered to be “well capitalized” as of December 31, 2006 and 2005.

C. Condensed Consolidated Balance Sheet and Discussion

	December 31,
	2006	2005*	Increase/ (Decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$817,299	$957,176	$(139,877)	(14.6)%
Loans held for sale	5,224	12,883	(7,659)	(59.5)%
Total loans	4,311,252	3,624,240	687,012	19.0%
Less: allowance for loan losses	43,387	37,607	5,780	15.4%

Net loans	4,267,865	3,586,633	681,232	19.0%
Goodwill and intangible assets	460,964	384,407	76,557	19.9%
Other assets	212,192	177,469	34,723	19.6%

Total assets	$5,763,544	$5,118,568	$644,976	12.6%

Liabilities and Equity:
Deposits	$4,077,831	$3,748,141	$329,690	8.8%
Total borrowings	914,529	703,379	211,150	30.0%
Other liabilities	135,987	127,700	8,287	6.5%

Total liabilities	5,128,347	4,579,220	549,127	12.0%
Total stockholders’ equity	635,197	539,348	95,849	17.8%

Total liabilities and stockholders’ equity	$5,763,544	$5,118,568	$644,976	12.6%

*	Adjusted to include the impact of stock-based compensation expense.

Total Assets. Total assets increased $645.0 million, or 12.6%, to $5.8 billion at December 31, 2006 from $5.1 billion at December 31, 2005. The acquisition of Anchor in 2006 increased total assets by approximately $88.3 million including the purchase method accounting entries. The remaining increase of $557.0 million in total assets was due to organic growth at our existing companies and the increase in equity primarily from the Company’s issuance of common stock and net income.

Investments. Total cash and investments securities decreased $139.9 million from the prior year. The decrease was primarily due to the Banks’ loan growth exceeding deposit growth and the Banks’ decreased investments to fund a portion of the new loan growth.

The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. Total investments (consisting of cash, federal funds sold, money market investments, investment securities, and stock in the Federal Home Loan Bank and Bankers Bank) were $817.3 million, or 14.2% of total assets, at December 31, 2006. The Bankers Bank is a specially chartered correspondent bank that is owned by and dedicated to serving the needs of community financial institutions.

Investment maturities, principal payments and sales provided $400.2 million of cash proceeds; and $380.4 million was spent on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The investment portfolio carried a total of $667 thousand of unrealized gains and $4.1 million of unrealized losses at December 31, 2006, compared to $385 thousand of unrealized gains and $6.2 million of unrealized losses at December 31, 2005. The investments held at December 31, 2006 are not considered to be other-than-temporary impaired, because the decline in market value is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity. Management periodically evaluates the investment alternatives to properly manage the overall balance sheet and its related risks.

Loans Held for Sale. Loans held for sale decreased $7.7 million to $5.2 million at December 31, 2006 from $12.9 million at December 31, 2005. This decrease was primarily the result of the timing of loan sales, the type of residential loans originated at the Banks, and in the case of FPB, liquidity and the availability of this product from an unaffiliated loan broker. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $687.0 million, or 19.0%, in 2006 to $4.3 billion, or 74.8% of total assets, at December 31, 2006, compared with $3.6 billion, or 70.8% of total assets, at December 31, 2005. This increase was primarily driven by organic growth at the Banks.

Commercial loans increased $303.5 million, or 19.4%, to $1.9 billion at December 31, 2006 from $1.6 billion at December 31, 2005. The increase in the commercial loan portfolio was primarily driven by organic growth at the Banks, and the customer demand for this type of loan product.

Construction loans increased $153.3 million, or 32.0%, to $632.3 million at December 31, 2006 from $479.0 million at December 31, 2005. The increase in the construction loan portfolio was primarily driven by organic growth at the Banks, and the market for new construction.

Residential mortgage loans increased $208.4 million or 15.6%, to $1.5 billion at December 31, 2006 from $1.3 billion at December 31, 2005. The increase in the residential loan portfolio was primarily driven by organic growth at the Banks, the decrease in the amount of customers refinancing their loan with a competitor, and the mix of origination type between fixed and variable. The Banks generally sell fixed rate residential loans and hold variable rate loans in their portfolio.

Deposits. The Company experienced an increase of $329.7 million, or 8.8%, in deposits during 2006, to $4.1 billion, or 70.8% of total assets, at December 31, 2006 from $3.7 billion, or 73.2% of total assets, at December 31, 2005. The increase can be attributed to strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products.

Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings, and junior subordinated debentures) increased $211.2 million, or 30.0%, during 2006 to $914.5 million from $703.4 million at December 31, 2005.

FHLB borrowings increased $240.9 million in 2006, or 66.5%, to $602.9 million from $362.0 million at December 31, 2005. The increase in FHLB borrowings can be attributable to the strong loan growth outpacing deposit growth and the Banks having to rely on FHLB borrowings to fund a portion of the loan growth.

D. Asset Quality

The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. The following table sets forth information regarding non-accrual loans, OREO, repossessed assets, loans past due 90 days or more, but still accruing, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans accounted for on a non-accrual basis	$9,999	$7,900	$1,137	$1,311	$1,057
OREO	—	—	377	—	—
Repossessed Assets	550	—	—	—	—

Total non-performing assets	$10,549	$7,900	$1,514	$1,311	$1,057

Loans past due 90 days or more, but still accruing	$24	$132	$—	$—	$—
Delinquent loans 30-89 days past due	$13,424	$7,907	$3,965	$3,686	$3,981
Non-accrual loans as a % of total loans	0.23%	0.22%	0.05%	0.08%	0.08%
Non-performing assets as a % of total assets	0.18%	0.15%	0.05%	0.06%	0.06%
Delinquent loans 30-89 days past due as a % of total loans	0.31%	0.22%	0.18%	0.23%	0.31%

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

Non-Performing Assets. Total non-performing assets increased from $7.9 million, or 0.15% of total assets at December 31, 2005, to $10.5 million, or 0.18% of total assets, at December 31, 2006 an increase of $2.6 million, or 33.5%. The increase in non-performing assets was primarily due to one new non-accrual loan of approximately $6.4 million and a repossessed asset with a carrying amount of $550 thousand in the third quarter of 2006 at FPB. These increases were partially offset by payoffs on the previously reported non-accrual loans and non-accrual loans returning to performing status.

The Company continues to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. The repossessed asset is currently being marketed for sale. Also see Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses to Consolidated Financial Statements” for further information on non-performing assets.

Delinquencies. At December 31, 2006, $13.4 million, or 0.31% of total loans, were 30 to 89 days past due, an increase of $5.5 million, or 69.8%, from the $7.9 million, or 0.22% of total loans, at December 31, 2005. There were $24 thousand of loans 90 days past due and still accruing as of December 31, 2006, a decrease of $108 thousand, from December 31, 2005. The increase in loan delinquencies is primarily due to the growth of the Banks’ loan portfolios. A significant amount of the loans 30 to 89 days past due were brought current in January 2007. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

Potential Problem Loans. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2006, the Company had classified $35.1 million of loans as substandard, special mention, doubtful, or loss based on the rating system adopted by the Company, compared to $12.1 million at December 31, 2005. The increase in classified loans was primarily due to a $7.0 million loan at Boston Private Bank, a $6.4 million loan at FPB, and the increased loan portfolio.

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

G. Income/Expense

In 2006, Boston Private demonstrated strong growth in the fundamental drivers of its business within the Company’s control. The Company is also strategically aligned to benefit from stock market appreciation while continuing to manage the impact of a competitive deposit environment and an inverted yield curve.

1. Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	2006 vs. 2005			2005 vs. 2004
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Cash and investments	$5,882	$(1,172)	$4,710	$5,633	$1,885	$7,518
Loans:
Commercial and construction	11,110	48,394	59,504	12,234	31,153	43,387
Residential mortgage	7,643	26,027	33,670	1,667	12,539	14,206
Home equity and other consumer loans	1,824	10,334	12,158	1,337	2,897	4,234

Total interest income	26,459	83,583	110,042	20,871	48,474	69,345

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	$4,127	$974	$5,101	$1,010	$174	$1,184
Money market	18,389	8,414	26,803	7,564	3,408	10,972
Certificates of deposit	9,228	6,494	15,722	4,726	3,294	8,020
Borrowed funds	4,305	13,337	17,642	1,165	7,844	9,009

Total interest expense	36,049	29,219	65,268	14,465	14,720	29,185

NET INTEREST INCOME	$(9,590)	$54,364	$44,774	$6,406	$33,754	$40,160

2. Net Interest Income and Margin

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company’s net interest margin for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31
	2006			2005			2004
	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate
	(In thousands)
ASSETS
Earning assets:
Cash and investments(1)	$701,653	$30,824	4.39%	$734,314	$25,882	3.52%	$641,488	$18,168	2.81%
Loans:(2)
Commercial and construction	2,226,396	172,002	7.70%	1,581,658	111,760	7.06%	1,116,592	67,880	6.08%
Residential mortgage	1,466,182	82,255	5.61%	988,799	48,585	4.91%	732,263	34,379	4.75%
Home equity and other consumer	263,045	20,714	7.75%	128,673	8,556	6.61%	82,053	4,322	5.24%

Total earning assets	4,657,276	305,795	6.55%	3,433,444	194,783	5.67%	2,572,396	124,749	4.84%

Less: Allowance for loan losses	40,101			29,744			24,141
Cash and due from banks	60,681			54,300			50,970
Other assets	633,886			410,399			245,669

Total assets	$5,311,742			$3,868,399			$2,844,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$453,587	$6,754	1.49%	$315,967	$1,653	0.52%	$243,826	$469	0.19%
Money market	1,768,655	49,002	2.77%	1,347,872	22,199	1.65%	1,071,663	11,227	1.05%
Certificates of deposit	767,736	31,506	4.10%	571,843	15,784	2.76%	423,125	7,764	1.84%
Borrowed funds	858,976	39,257	4.54%	556,099	21,615	3.89%	352,175	12,606	3.58%

Total interest-bearing liabilities	3,848,954	126,519	3.28%	2,791,781	61,251	2.19%	2,090,789	32,066	1.51%

Noninterest bearing demand deposits	735,224			582,960			374,393
Payables and other liabilities	141,098			105,899			85,305

Total liabilities	4,725,276			3,480,640			2,550,487
Stockholders’ equity	586,466			387,759			294,407

Total liabilities and stockholders’ equity	$5,311,742			$3,868,399			$2,844,894

Net interest income		$179,276			$133,532			$92,683
Interest rate spread			3.27%			3.48%			3.33%
Net interest margin			3.84%			3.88%			3.61%

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% for each year presented. These adjustments were $5.8 million, $4.8 million, and $4.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.
(2)	Loans held for sale and non-accrual loans are included in average loan balances.

3. Condensed Consolidated Statement of Operations

	Year Ended December 31,			2006		2005
	2006	2005*	2004*	Increase	%	Increase	%
	(In thousands, except share data)
Net interest income	$173,513	$128,739	$88,579	$44,774	34.8%	$40,160	45.3%
Fees and other income:
Investment management and trust fees	137,732	105,873	92,147	31,859	30.1%	13,726	14.9%
Wealth advisory fees	20,760	19,086	7,898	1,674	8.8%	11,188	141.7%
Earnings in equity investments	3,034	1,556	1,019	1,478	95.0%	537	52.7%
Gain on sale of loans, net	1,972	1,774	1,424	198	11.2%	350	24.6%
Other income	7,843	6,298	5,725	1,545	24.5%	573	10.0%

Total fees and other income	171,341	134,587	108,213	36,754	27.3%	26,374	24.4%

Total revenues	344,854	263,326	196,792	81,528	31.0%	66,534	33.8%

Provision for loan losses	6,179	5,438	4,285	741	13.6%	1,153	26.9%
Operating expenses
Salaries and employee benefits	163,438	123,387	97,110	40,051	32.5%	26,277	27.1%
Occupancy and equipment	29,149	21,053	15,702	8,096	38.5%	5,351	34.1%
Professional services	13,346	10,270	7,477	3,076	30.0%	2,793	37.4%
Amortization of intangibles	13,649	7,634	4,664	6,015	78.8%	2,970	63.7%
Other expenses	30,867	23,925	18,091	6,942	29.0%	5,834	32.2%
Minority interest	3,699	2,512	1,428	1,187	47.3%	1,084	75.9%

Total operating expenses and minority interest	254,148	188,781	144,472	65,367	34.6%	44,309	30.7%

Income before income taxes	84,527	69,107	48,035	15,420	22.3%	21,072	43.9%
Income tax expense	30,154	25,561	16,802	4,593	18.0%	8,759	52.1%

Net income	$54,373	$43,546	$31,233	$10,827	24.9%	$12,313	39.4%

Diluted earnings per share	$1.43	$1.38	$1.10	$0.05	3.6%	$0.28	25.5%

*	Adjusted to include the impact of stock-based compensation expense.

4. Comparison of Years Ended December 31, 2006 and 2005

Net Income. The Company reported net income of $54.4 million, or $1.43 per diluted share, for 2006 compared to $43.5 million or $1.38 per diluted share, in 2005. The increase of $10.8 million in net income was the result of the Company’s expansion through acquisitions and organic growth. The Company recognized 39.8% growth in its consolidated AUM and advisory and 12.6% growth in its total assets. The growth in AUM was primarily due to the acquisition of Anchor and market action. The increase in total assets was primarily due to strong loan growth at the Banks.

Net Interest Income. Net interest income increased $44.8 million, or 34.8%, from $128.7 million in 2005 to $173.5 million in 2006. The growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased deposits and borrowings coupled with the acquisition of Gibraltar in 2005. The $44.8 million increase in net interest income in 2006 is the net result of $54.4 million in increased business volumes (change in average balance multiplied by the prior year average rate) net of $9.6 million from rate changes (change in average interest rate multiplied by the prior year average balance).

Interest and Dividend Income. Interest and dividend income increased $110.0 million, or 57.9%, from $190.0 million in 2005 to $300.0 million in 2006 as a result of increases in interest income on loans (commercial and construction, residential, and home equity and other consumer) and investments (taxable investment securities, non-taxable investment securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other). 58.6%, or $64.4 million, of the $110.0 increase in interest and dividend income was due to the acquisition of Gibraltar. The remaining increase was due to the strong loan growth at the Banks.

Interest income on commercial and construction loans increased $59.5 million, or 53.9%, from $110.3 million in 2005 to $169.8 million in 2006 as a result of a 40.8% increase in average balances and a 9.1% increase in the average yield. The increase in the average balance of commercial and construction loans was due to a combination of the acquisition of Gibraltar in 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield is primarily due to the rising short-term interest rate environment and the majority of loan rates based on the Prime rate or the London Inter Bank Offering Rate (“LIBOR”). 46.2%, or $27.5 million, of the $59.5 million increase in commercial and construction loan income is attributable to the acquisition of Gibraltar.

Interest income from residential mortgage loans increased $33.7 million, or 69.3%, from $48.6 million in 2005 to $82.3 million in 2006 as a result of a 48.3% increase in average balances and a 14.3% increase in the average yield. The increase in the average balance of residential loans was due to a combination of the acquisition of Gibraltar in 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing at higher rates. 77.2%, or $26.0 million, of the $33.7 million increase in residential mortgage loan income is attributable to the acquisition of Gibraltar.

Interest income from home equity and other consumer loans increased $12.2 million, or 142.1%, from $8.6 million in 2005 to $20.7 million in 2006 as a result of a 104.4% increase in average balances and a 17.2% increase in the average yield. The increase in the average balance of home equity and other consumer loans was due to a combination of the acquisition of Gibraltar as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 100 basis points from December 31, 2005 to December 31, 2006. 87.0%, or $10.6 million, of the $12.2 million increase in home equity and other consumer loan income is attributable to the acquisition of Gibraltar.

Investment income increased $4.7 million, or 20.9%, from $22.5 million in 2005 to $27.2 million in 2006 as a result of an 81 basis point increase, or 22.3%, in average yield, partially reduced by a $32.7 million decrease in the average balance of investments. The decrease in the average balance was due to lower liquidity at the Banks, which was partially offset by the acquisition of Gibraltar. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions. 8.0%, or $377 thousand, of the $4.7 million increase in investment income is attributable to the acquisition of Gibraltar.

Interest Expense. Interest paid on deposits and borrowings increased $65.3 million, or 106.6%, from $61.3 million in 2005 to $126.5 million in 2006. 47.4%, or $30.9 million of the $65.3 million increase in interest paid on deposits and borrowings is attributable to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition.

Interest paid on deposits increased $47.6 million, or 120.2%, from $39.6 million in 2005 to $87.3 million in 2006 as a result of a $754.3 million, or 33.7%, increase in the average balance and a 115 basis point, or 65.0%, increase in the average rate paid. The increase in the average balance of deposits was due to the acquisition of Gibraltar and organic growth at the Banks. The increase in the average rate paid was due to the rising short-term interest rate environment and the competition in the market for deposits. 38.4%, or $18.3 million, of the $47.6 million increase in interest paid on deposits is attributable to the acquisition of Gibraltar.

Interest paid on borrowings increased $17.6 million, or 81.6%, from $21.6 million in 2005 to $39.3 million in 2006 as a result of a $302.9 million, or 54.5%, increase in the average balance and a 65 basis point, or 16.7%, increase in the average rate paid. The increase in the average balance of borrowings was due to the issuance of the junior subordinated debentures that took place at the end of the third quarter of 2005 to fund a portion of the acquisition of Gibraltar, the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios, and the assumption of Gibraltar’s junior subordinated debentures. Interest expense on the junior subordinated debentures assumed in the Gibraltar acquisition combined with the debentures issued in the third quarter 2005 was $7.4 million during 2006, compared to $1.9 million in 2005. 71.7%, or $12.6 million, of the $17.6 million increase in interest paid on borrowings is attributable to the acquisition of Gibraltar, including the interest expense on the junior subordinated debentures.

Provision for Loan Losses. The provision for loan losses increased $741 thousand, or 13.6%, from $5.4 million in 2005 to $6.2 million in 2006. These provisions reflect continued loan growth and the acquisition of Gibraltar in 2005. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $399 thousand in 2006 compared to charge-offs, net of recoveries of $46 thousand for the same period in 2005.

Fees and Other Income. Total fees and other income increased $36.8 million, or 27.3%, from $134.6 million in 2005 to $171.3 million in 2006. 62.6%, or $23.0 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $13.7 million increase is due to increases in our investment management and trust fees primarily due to growth in AUM, wealth advisory fees, and earnings in equity investments.

Investment management and trust fees increased $31.9 million, or 30.1%, from $105.9 million in 2005 to $137.7 million in 2006. 67.7%, or $21.6 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $10.3 million is due to increased AUM primarily as a result of market action. AUM, excluding the assets from the wealth advisors KLS and RINET, increased $7.8 million, or 45.5%, from $17.1 billion at December 31, 2005 to $24.8 billion at December 31, 2006. Anchor had $6.4 billion in AUM at December 31, 2006.

Wealth advisory fees increased $1.7 million, or 8.8%, from $19.1 million in 2005 to $20.8 million in 2006. The increase is primarily due to the increase in the number of client relationships and fee increases from existing clients. AUM, managed by the wealth advisors KLS and RINET, increased $720.0 million, or 16.9%, from $4.3 billion at December 31, 2005 to $5.0 billion at December 31, 2006.

Earnings in equity investments increased $1.5 million, or 95.0%, from $1.6 million in 2005 to $3.0 million in 2006. Earnings in equity investments includes: partnership earnings in the Company’s unconsolidated affiliates and performance fee earnings on hedge funds. Partnership earnings increased $863 thousand primarily due the Company’s ownership increase in BOS from 39.7% at December 31, 2005 to 49.7% at December 31, 2006. Performance fee earnings on hedge funds increased $614 thousand as a result of increased investment returns.

Other income increased $1.3 million, or 25.7%, from $4.9 million in 2005 to $6.2 million in 2006. 34.9%, or $439 thousand, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $818 thousand increase is primarily due to the increase in the cash surrender value on Boston Private Bank’s investment in bank owned life insurance (“BOLI”). In the fourth quarter of 2006 Boston Private Bank invested $30 million in BOLI and the Company’s growth.

Operating Expenses and Minority Interest. Total operating expenses and minority interest were $254.1 million in 2006, an increase of $65.4 million, or 34.6%, from 2005 to 2006. 73.0%, or $47.7 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $17.6 million increase is due to increases in salaries and benefits as well as other operating expenses resulting from the Company’s growth.

Salaries and employee benefits increased $40.1 million, or 32.5%, from $123.4 million in 2005 to $163.4 million in 2006. 68.3%, or $27.3 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $12.7 million increase is primarily due to a 7.7% increase in the number of employees due to growth, as well as normal salary increases and the related taxes and benefits thereon, and staffing at the new banking offices.

Occupancy and equipment expense increased $8.1 million, or 38.5%, from $21.1 million in 2005 to $29.1 million in 2006. 62.1%, or $5.0 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. Included in the $5.0 million increase, is the effect of Gibraltar opening one new location in February 2006 in Naples, Florida and another in New York City in November 2006. The remaining $3.1 million increase is primarily due to the development and opening of new banking offices at Boston Private Bank and Borel. In December 2005 and June 2006 Boston Private Bank opened its Lexington and Hingham, Massachusetts offices and is scheduled to open in Beverly, Massachusetts in 2007. Borel opened its Los Altos, California office in December 2005. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion. In addition, Sand Hill recognized approximately $450 thousand in additional occupancy and equipment expense in 2006 as a result of the new location that was leased in 2006. The additional expense for Sand Hill includes rent on two locations during construction at the new location, write-off of the unamortized leasehold improvements and obsolete equipment associated with the old space.

Professional services increased $3.1 million, or 30%, from $10.3 million in 2005 to $13.3 million in 2006. 81.1%, or $2.5 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. Professional services include legal fees, consulting fees, director fees and other professional services such as audit and tax preparation. The remaining $580 thousand increase is primarily due to Director compensation.

Marketing and business development expense increased $1.9 million, or 28.2%, from $6.8 million in 2005 to $8.7 million in 2006. 85.2%, or $1.6 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $284 thousand increase is due to increased marketing initiatives and growth.

Amortization of intangibles increased $6.0 million, or 78.8%, from $7.6 million in 2005 to $13.6 million in 2006. The Anchor acquisition on June 1, 2006, the Gibraltar acquisition of October 1, 2005, as well as the increased investments in the minority interests of BOS and Coldstream increased amortization by $6.6 million. Amortization of the DGHM and KLS intangibles decreased $553 thousand due to the accelerated amortization methods used. The Company expects amortization of intangibles to increase slightly in 2007 due to having a full year of amortization of the intangibles from the Anchor acquisition, partially offset by reduced amortization at DGHM, KLS, and Gibraltar due to the accelerated amortization methods used.

Other expenses increased $4.0 million, or 30.4%, from $13.1 million in 2005 to $17.0 million in 2006. 75.5% or $3.0 million of the increase is driven by the Gibraltar and Anchor acquisitions. Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. The remaining $974 thousand increase is due to growth.

Income Tax Expense. Income tax expense was $30.2 million, reflecting an effective tax rate of 35.7%, in 2006 compared to $25.6 million and 37.0%, respectively, in 2005. The effective tax rate was lower in 2006 due to changes in state income apportionment, successful settlement of an outstanding state tax issue and a change in investment strategy resulting in additional tax free income from BOLI.

5. Comparison of Years Ended December 31, 2005 and 2004

Net Income. The Company reported net income of $43.5 million, or $1.38 per diluted share for 2005 compared to $31.2 million or $1.10 per diluted share, in 2004. The increase of $12.3 million in net income was the result of the Company’s expansion through acquisitions, organic growth, and the Banks’ increased net interest margins. The Company recognized 10.5% growth in its AUM and advisory and 56.3% growth in its total assets, which was fueled by deposit growth of 57.1% and loan growth of 61.2%.

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

Other income increased $768 thousand, or 18.6%, to $4.9 million. The increase was primarily due to an unusually large amount of loan prepayment fees received as well as growth of the Company.

Operating Expenses and Minority Interest. Total operating expenses and minority interest were $188.8 million in 2005, an increase of $44.3 million, or 30.7%, from 2004 to 2005. The increase is primarily attributable to the acquisitions in 2004 and 2005 and the associated salaries and benefits and other operating expenses as well as the Company’s growth.

Salaries and employee benefits increased $26.3 million, or 27.1%, from $97.1 million in 2004 to $123.4 million in 2005. This increase was primarily due to the increase in the number of employees due to the acquisition of Gibraltar in 2005 and KLS, Encino, and FPB in 2004; increased incentive-based compensation, normal salary increases, and the related taxes and benefits thereon.

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

Other expenses increased $5.8 million, or 32.2%, from $18.1 million in 2004 to $23.9 million in 2005 due to additional growth and acquisitions. Other expenses include contract services and processing, marketing and business development, insurance and other administrative expenses.

Income Tax Expense. Income tax expense was $25.6 million, reflecting an effective tax rate of 37.0%, in 2005 compared to $16.8 million and 35.0%, respectively, in 2004. The difference in the effective tax rate between years resulted primarily from increased state tax expense due to growth in states with higher tax rates and the reduced benefit received from tax exempt earnings and tax credits due to the growth of the Company.

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

The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying coverage percentages to groups of loans based on risk. The Banks routinely review loans to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management’s judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value. Intangible assets acquired are primarily comprised of investment management advisory contracts and core deposit intangibles. The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis. They are being amortized over the period the assets are expected to contribute to the cash flows of the Company, which reflect the expected pattern of benefit. These intangible assets are amortized using an accelerated method based upon the projected cash flows the Company will receive from the customer relationships during the estimated useful lives.

These intangible assets are subject to impairment tests in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Assets under management are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are also reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” See Item 1A. “Risk Factors” for additional information. Goodwill was reviewed during the fourth quarter of 2006 using discounted cash flow analysis and by reviewing market data for sales of investment management and banking firms. It was determined that the estimated fair value exceeded the carrying value so no impairment was recognized.

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

Stock-Based Compensation

At December 31, 2006, the Company has three stock-based compensation plans, which are described more fully in Part II, Item 8, “Financial Statements and Supplementary Data—Note 17: Employee Benefits to the Consolidated Financial Statements”. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that factors in assumptions for expected volatility, expected dividend yield, expected term (in years), and a risk-free rate assumption. That model is most sensitive to changes in expected volatility and expected term which are reviewed on an annual basis in accordance with applicable accounting guidance.

Under the modified retrospective application method, the Company adjusted the 2004 and 2005 financial statements to reflect the effects of applying FAS 123(R) and has recorded the cumulative effect of the change upon adoption of FAS 123(R) on periods prior to those in the carrying amounts of assets and equity as of January 1, 2004.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for deferred tax assets at December 31, 2006, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at December 31, 2006 is realizable and no valuation allowance is needed.

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

K. Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact the statement will have on the financial statements and believes that, when adopted, will not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective for fiscal years that begin after September 15, 2006. The Company does not believe that the adoption of FAS 156 will have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty with respect to income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes by providing guidance on the recognition, derecognition and classification of taxes, interest and penalties and the accounting during interim periods of uncertain tax positions including financial statement disclosure. This interpretation will become effective for fiscal years beginning after December 15, 2006 and will be adopted using a cumulative-effect adjustment to retained earnings. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007 and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

In September 2006, the FASB ratified EITF Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus consists of three issues related to accounting for life insurance policies purchased by entities to provide employee benefits and to protect against the loss of “key persons.” The consensus clarifies how an entity should determine the amount that could be realized under the insurance contract and whether the determination should be on an individual or group policy basis. The consensus is effective for fiscal years beginning after December 15, 2006 and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

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

In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the Company, (ii) the ability of borrowers to repay adjustable rate loans, (iii) the average maturity of loans and mortgage-backed securities, (iv) the rate of amortization of premiums paid on securities and, (v) the amount of unrealized gains and losses on securities available-for-sale.

The principal objective of the Banks’ asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank’s actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. Boston Private Bank utilizes hedging techniques to reduce interest rate risk where possible. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 9: Derivatives to the Consolidated Financial Statements” for additional information.

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

Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, Boston Private Bank uses fixed rate borrowings from the Federal Home Loan Bank of Boston.

As of December 31, 2006, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. The shift in pro forma net interest income, from January 1, 2006 to January 1, 2007 was due to the increase in short-term interest rates in 2006 as well as loans that have interest rates that are at interest rate ceilings. While the ALCOs review simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of gradual and sustained interest rate changes on pro forma net interest income for the Banks over a 12 month period:

	Twelve months beginning 1/1/07
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis point ramp	$(8,397)	(4.27)%
Down 200 basis point ramp	$(2,262)	(1.15)%

	Twelve months beginning 1/1/06
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis point ramp	$601	0.32%
Down 100 basis point ramp	$(8,707)	(4.63)%

Model Methodologies

•

The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time.

•

The model’s yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 8.25% and 5.25%, respectively, at December 31, 2006. All interest rate changes are assumed to occur over 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

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

Boston Private Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed Boston Private Bank to undue interest rate risk. At December 31, 2006, Boston Private Bank and Gibraltar’s balance sheets are liability sensitive. Borel and FPB’s balance sheets are asset sensitive. However, the

Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

The repricing schedule for the Banks’ interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2006:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest earning assets(1):
Cash and due from banks	$115,951	$—	$—	$—	$—	$115,951
Federal funds sold	123,445	—	—	—	—	123,445
Investment securities	115,102	41,202	103,076	206,103	72,324	537,807
FHLB stock	40,096	—	—	—	—	40,096
Loans held for sale	5,224	—	—	—	—	5,224
Loans-fixed rate	73,445	52,061	71,421	439,151	400,166	1,036,244
Loans-variable rate	1,292,527	163,419	195,616	1,381,199	242,247	3,275,008

Total interest earning assets	1,765,790	256,682	370,113	2,026,453	714,737	5,133,775

Interest bearing liabilities(2):
Savings and NOW accounts(3)	531,548	—	—	—	—	531,548
Money market accounts	1,892,164	—	—	—	—	1,892,164
Certificates of deposit under $100,000	39,076	58,199	37,721	8,071	39	143,106
Certificates of deposit $100,000 or greater	344,635	205,862	104,285	49,990	11,870	716,642
Securities sold under agreements to repurchase	77,605	—	—	—	—	77,605
FHLB borrowings	213,516	15,135	47,833	283,049	43,370	602,903
Junior subordinated debentures	22,681	—	—	103,093	108,247	234,021

Total interest bearing liabilities	3,121,225	279,196	189,839	444,203	163,526	4,197,989

Net interest sensitivity gap during the period	$(1,355,435)	$(22,514)	$180,274	$1,582,250	$551,211	$935,786
Cumulative gap	$(1,355,435)	$(1,377,949)	$(1,197,675)	$384,575	$935,786
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	56.57%	59.48%	66.64%	109.53%	122.29%
Cumulative gap as a percent of total assets	(23.52)%	(23.91)%	(20.78)%	6.67%	16.24%

(1)	Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)	Does not include $794.4 million of demand accounts because they are non-interest bearing.
(3)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2006	December 31, 2005*
ASSETS:
Cash and due from banks	$115,951	$116,925
Federal funds sold	123,445	255,391

Cash and cash equivalents	239,396	372,316
Investment securities:
Available-for-sale (amortized cost of $527,190 and $518,398, respectively)	523,848	512,742
Held-to-maturity (fair value of $13,819 and $44,208, respectively)	13,959	44,400

Total investment securities	537,807	557,142
Loans held for sale	5,224	12,883
Loans:
Commercial	1,863,971	1,560,485
Construction	632,263	478,958
Residential mortgage	1,546,965	1,338,607
Home equity and other consumer loans	268,053	246,190

Total loans	4,311,252	3,624,240
Less: allowance for loan losses	43,387	37,607

Net loans	4,267,865	3,586,633
Stock in Federal Home Loan Banks and Banker’s Bank	40,096	27,718
Premises and equipment, net	35,641	28,680
Goodwill	335,633	286,751
Intangible assets, net	125,331	97,656
Fees receivable	28,248	24,681
Accrued interest receivable	22,913	19,159
Other assets	125,390	104,949

Total assets	$5,763,544	$5,118,568

LIABILITIES:
Deposits	$4,077,831	$3,748,141
Securities sold under agreements to repurchase	77,605	107,353
Federal Home Loan Bank borrowings	602,903	362,005
Junior subordinated debentures	234,021	234,021
Accrued interest payable	10,964	6,335
Deferred acquisition obligations	20,921	17,628
Other liabilities	104,102	103,737

Total liabilities	$5,128,347	$4,579,220
Commitments and contingencies (Notes 10, 19, 23, 24, 25, 26)
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 36,589,727 shares in 2006 and 34,800,393 shares in 2005	36,590	34,800
Additional paid-in capital	424,787	374,818
Retained earnings	176,111	133,190
Accumulated other comprehensive loss	(2,291)	(3,460)

Total stockholders’ equity	635,197	539,348

Total liabilities and stockholders’ equity	$5,763,544	$5,118,568

*	Adjusted to include the impact of stock-based compensation expense; see Note 17: Employee Benefits for additional information.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31, 2006	Year Ended December 31, 2005*	Year Ended December 31, 2004*
INTEREST AND DIVIDEND INCOME:
Loans	$272,795	$167,463	$105,636
Taxable investment securities	11,242	8,329	5,650
Non-taxable investment securities	6,504	6,012	5,744
Mortgage-backed securities	1,619	1,548	1,738
Federal funds sold and other	7,872	6,638	1,877

Total interest and dividend income	300,032	189,990	120,645

INTEREST EXPENSE:
Deposits	87,262	39,636	19,460
Federal Home Loan Bank borrowings	23,244	12,823	10,337
Junior subordinated debentures	13,167	7,484	1,416
Other short-term borrowings	2,846	1,308	853

Total interest expense	126,519	61,251	32,066

Net interest income	173,513	128,739	88,579
Provision for loan losses	6,179	5,438	4,285

Net interest income after provision for loan losses	167,334	123,301	84,294

FEES AND OTHER INCOME:
Investment management and trust fees	137,732	105,873	92,147
Wealth advisory fees	20,760	19,086	7,898
Earnings in equity investments	3,034	1,556	1,019
Deposit account service charges	1,682	1,375	1,217
Gain on sale of loans, net	1,972	1,774	1,424
Gain on sale of investment securities, net	—	20	373
Other	6,161	4,903	4,135

Total fees and other income	171,341	134,587	108,213

OPERATING EXPENSE:
Salaries and employee benefits	163,438	123,387	97,110
Occupancy and equipment	29,149	21,053	15,702
Professional services	13,346	10,270	7,477
Marketing and business development	8,705	6,792	5,148
Contract services and processing	5,125	4,070	2,936
Amortization of intangibles	13,649	7,634	4,664
Other	17,037	13,063	10,007

Total operating expense	250,449	186,269	143,044

Minority interest	3,699	2,512	1,428

Income before income taxes	84,527	69,107	48,035
Income tax expense	30,154	25,561	16,802

Net income	$54,373	$43,546	$31,233

Per share data:
Basic earnings per share	$1.53	$1.48	$1.14
Diluted earnings per share	$1.43	$1.38	$1.10

Average basic common shares outstanding	35,452,880	29,425,157	27,313,171
Average diluted common shares outstanding	40,089,380	33,824,717	29,024,520

*	Adjusted to include the impact of stock-based compensation expense; see Note 17: Employee Benefits for additional information.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003*	$25,167	$138,625	$73,183	$2,571	$239,546
Comprehensive income:
Net income*	—	—	31,233	—	31,233
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(3,080)	(3,080)

Total comprehensive income, net of tax					28,153
Dividends paid: $0.24 per share	—	—	(6,451)	—	(6,451)
Proceeds from issuance of 2,215,644 shares of common stock	2,216	53,960	—	—	56,176
Issuance of 70,725 shares of incentive common stock grants	71	(71)	—	—	—
Amortization of incentive stock grants	—	2,249	—	—	2,249
Amortization of stock options and employee stock purchase plan	—	3,892	—	—	3,892
Stock options exercised	203	1,955	—	—	2,158
Excess tax savings on stock options exercised*	—	811	—	—	811

Balance at December 31, 2004*	$27,657	$201,421	$97,965	$(509)	$326,534
Comprehensive income:
Net income*	—	—	43,546	—	43,546
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(2,910)	(2,910)
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	(41)	(41)

Total comprehensive income, net of tax					40,595
Dividends paid: $0.28 per share	—	—	(8,321)	—	(8,321)
Proceeds from issuance of 6,192,954 shares of common stock	6,193	151,967	—	—	158,160
Issuance of 99,475 shares of incentive common stock grants	99	(99)	—	—	—
Amortization of incentive stock grants	—	3,260	—	—	3,260
Amortization of stock options and employee stock purchase plan	—	4,490	—	—	4,490
Stock options exercised	851	9,646	—	—	10,497
Excess tax savings on stock options exercised*	—	4,133	—	—	4,133

Balance at December 31, 2005*	$34,800	$374,818	$133,190	$(3,460)	$539,348
Comprehensive income:
Net income	—	—	54,373	—	54,373
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	1,526	1,526
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	(357)	(357)

Total comprehensive income, net of tax					55,542
Dividends paid: $0.32 per share	—	—	(11,452)	—	(11,452)
Proceeds from issuance of 1,158,955 shares of common stock	1,159	33,499	—	—	34,658
Issuance of 121,073 shares of incentive common stock grants	121	(121)	—	—	—
Amortization of incentive stock grants	—	3,229	—	—	3,229
Amortization of stock options and employee stock purchase plan	—	5,805	—	—	5,805
Stock options exercised	510	5,237	—	—	5,747
Excess tax savings on stock options exercised	—	2,320	—	—	2,320

Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197

*	Adjusted to include the impact of stock-based compensation expense; see Note 17: Employee Benefits for additional information

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005*	Year Ended December 31, 2004*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,373	$43,546	$31,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,403	21,873	15,895
Common shares issued as compensation	870	538	357
Provision for loan losses	6,179	5,438	4,285
Loans originated for sale	(168,815)	(608,958)	(345,427)
Proceeds from sale of loans held for sale	177,995	641,607	308,880
Net (increase) decrease in other operating activities	(22,536)	(8,802)	3,708

Net cash provided by operating activities	74,469	95,242	18,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	—	—	100
Investment securities available-for-sale:
Purchases	(359,429)	(459,921)	(437,469)
Sales	72	48,281	81,992
Maturities, redemptions, and principal payments	348,580	412,686	305,757
Investment securities held-to-maturity:
Purchases	(20,930)	(128,272)	(43,725)
Maturities and principal payments	51,513	119,490	24,806
Investments in trusts	(888)	(7,590)	(11,276)
Investment in bank owned life insurance	(30,000)	—	—
Purchase of Federal Home Loan Banks stock	(12,378)	(3,935)	(8,890)
Net increase in portfolio loans	(680,120)	(433,474)	(399,975)
Capital expenditures, net of sale proceeds	(15,142)	(10,653)	(8,109)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(27,976)	8,057	(78,941)

Net cash used in investing activities	(746,698)	(455,331)	(575,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	329,690	388,455	378,486
Net (decrease) increase in securities sold under agreements to repurchase	(29,748)	22,803	18,780
Increase in short-term Federal Home Loan Bank borrowings	194,898	—	—
Increase in long-term Federal Home Loan Bank borrowings	46,181	45,279	77,337
Proceeds from issuance of trust preferred debt	—	103,092	104,506
Dividends paid to stockholders	(11,452)	(8,321)	(6,451)
Excess tax savings on stock options exercised	2,320	4,133	811
Proceeds from stock option exercises	5,747	10,497	2,158
Proceeds from issuance of common stock, net	1,673	37,553	16,598

Net cash provided by financing activities	539,309	603,491	592,225

Net (decrease) increase in cash and cash equivalents	(132,920)	243,402	35,426

Cash and cash equivalents at beginning of year	372,316	128,914	93,488

Cash and cash equivalents at end of year	$239,396	$372,316	$128,914

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$121,890	$58,717	$31,238
Cash paid for income taxes, net of refunds received	30,328	21,656	25,889
Change in unrealized loss on securities available-for-sale, net of estimated income taxes	1,526	(2,910)	(3,080)
Change in unrealized loss on cash flow hedge, net of estimated income taxes	(357)	(41)	—
Non-Cash Transactions
Equity issued for acquisitions	$32,115	$120,069	$39,221

*	Adjusted to include the impact of stock-based compensation expense; see Note17: Employee Benefits for additional information

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Boston Private Financial Holdings, Inc. (the “Company” and/or “Boston Private”) is a holding company with wholly-owned and majority-owned subsidiaries, which consist of four private banks, and seven registered investment advisers. The Company’s four private banks include; Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations; and Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association. The Company’s seven registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Sand Hill Advisors, Inc. (“Sand Hill”), Boston Private Value Investors, Inc. (“BPVI”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company LLC (“RINET”), and Anchor Capital Holdings LLC (“Anchor”). In addition, the Company holds an approximately 28.4% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 49.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”). Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. BOS is a registered investment adviser. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, Sand Hill, BPVI, DGHM, KLS, RINET, and Anchor (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and are included in Other Assets.

Boston Private Bank pursues a “private banking” business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. In addition, it provides investment management and trust services to high net worth individuals and institutional clients. Boston Private Bank specializes in separately managed mid to large-cap equity and fixed income portfolios.

Borel serves the financial needs of individuals, their families and their businesses in northern California. Borel conducts a commercial banking business, which includes deposit and lending activities. Additionally, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services to individuals.

FPB provides a range of deposit and loan banking products and services to its customers. Its primary focus is on small and medium-sized businesses and professionals located in the Los Angeles, San Bernardino, and Ventura counties. On October 1, 2004, FPB acquired Encino State Bank (“Encino”). Upon consummation of the acquisition, Encino was merged into FPB with FPB as the surviving entity.

Gibraltar provides private banking and wealth management services to professionals, as well as business owners, entrepreneurs, corporate executives and individuals primarily in Miami-Dade, Monroe, Broward, Collier, and Palm Beach counties. Gibraltar opened a private banking office in New York City in 2006.

Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships.

DGHM is a value driven investment manager specializing in smaller capitalization equities. The firm manages investments for institutional clients and high net worth individuals in mid, small, and micro-cap portfolios. The firm is headquartered in New York City.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. MERGERS AND ACQUISITIONS

The Company completed one business combination in 2006 and in 2005; both were accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, core deposit intangibles, and other purchase accounting adjustments, if applicable, were recorded upon the completion of each acquisition.

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

Westfield, RINET, Sand Hill, BPVI and Borel were acquired by merger prior to January 1, 2002. Except for Sand Hill, all of these mergers were accounted for as a “pooling of interests”.

On December 18, 2002, the Company acquired 26% of the outstanding capital stock of Coldstream Holdings, Inc. Since the initial acquisition the Company has increased its ownership to 28.4%. Coldstream Holdings, Inc. is the parent of Coldstream Capital Management, Inc. Coldstream Capital is a multi-client family office that provides comprehensive wealth management services to high net worth private clients. This investment is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 5, 2004, the Company acquired a 20% interest in BOS, a financial planning and investment firm located in San Francisco, California. The Company made additional investments in BOS on August 11, 2004, July 29, 2005, and August 1, 2006, increasing its ownership to 49.7% as of December 31, 2006. Over the next two years, the Company has the option to increase its investment interest an additional 10% per year, up to approximately 70%. BOS has offices in San Francisco and Menlo Park, California. This investment is accounted for using the equity method.

On February 6, 2004, the Company acquired an 80% interest in DGHM. DGHM is a value style manager specializing in small-cap equities. DGHM was purchased for approximately $96.0 million, with approximately 86% payable in cash. Approximately 20% of the purchase price was deferred and the payments are contingent upon operating results of DGHM through a five-year earn-out period. $12.5 million has been accrued as of December 31, 2006, for the net present value of the estimated remaining deferred payments, which are determinable beyond a reasonable doubt. 20% of the remaining payments will be paid with Boston Private common stock valued using the volume weighted average price for the 30 days prior to the annual payments.

On February 17, 2004, the Company acquired First State Bancorp, the holding company of FPB, a commercial bank situated in Los Angeles county. In the transaction, the Company acquired 100% of First State Bancorp’s common stock through the issuance of approximately 886 thousand shares of Boston Private common stock valued at $21.1 million and $3.7 million in cash payments to shareholders. In addition, options to acquire First State Bancorp common stock were converted to options to acquire Boston Private common stock valued at $2.7 million for an aggregate transaction value of $27.5 million.

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

On October 1, 2005, the Company acquired Gibraltar Financial Corp. (“Gibraltar Financial”), the holding company of Gibraltar, a federal savings bank headquartered in Coral Gables, Florida. The Company acquired 100% of the common stock of Gibraltar Financial through the issuance of approximately 4.3 million shares of Boston Private common stock and approximately $112.2 million in cash. The purchase price was approximately $248.2 million, which included the trust preferred debt assumed, the fair value of Gibraltar Financial’s stock options, and the Company’s transaction costs. The Company exchanged options to acquire Gibraltar Financial common stock for approximately 819 thousand options to acquire Boston Private common stock. The Company assumed Gibraltar Financial’s outstanding trust preferred debt of $16.0 million. In addition, the Company contributed $16.0 million of capital to Gibraltar at acquisition and an additional $3.0 million in December 2005.

On June 1, 2006, the Company acquired Anchor, a newly created holding company that owns 80% of the profits interests in Anchor Capital, a value-oriented investment adviser and 80% of the profits interests in Anchor/Russell, which structures disciplined and sophisticated investment management programs. The Company owns 100% of Anchor and the financial results of Anchor Capital and Anchor/Russell are consolidated for financial reporting purposes since the date of acquisition. At the closing of the transaction, the Company paid approximately $55.4 million plus acquisition costs of approximately $1.3 million, in a combination of cash and common stock, which represents approximately 68% of the total estimated consideration at closing. The remaining consideration will be paid over the next five years contingent upon Anchor’s financial performance. All earn-out payments will be paid with Boston Private common stock. The consideration paid at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closing consisted of approximately 981 thousand shares of newly issued Boston Private common stock (of which 278,465 have been registered for resale on Form S-3, effective June 1, 2006) and approximately $25.4 million in cash. As of December 31, 2006, goodwill of approximately $38.5 million, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.

The acquisition of Anchor gives the Company access to the rapidly growing Separately Managed Accounts (“SMA”) market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

Contingent payments for the Anchor transaction are additional costs of the acquisition and will be recorded as goodwill. Anchor shareholders had the option of accelerating 100% of the deferred contingent merger consideration at the time of closing the acquisition, and therefore would not participate in the earn-out payments. Pursuant to the Anchor merger agreement, the earn-out payments for each of the years ended 2006 through 2010 are to be paid to the shareholders of Anchor Capital and Anchor/Russell who elected that option in proportion to their respective ownership immediately prior to the acquisition. The Company accrued approximately $8.4 million as of December 31, 2006, which represents the estimated contingent payment earned in 2006 and due in 2007. The remaining future payments are contingent upon Anchor achieving certain earnings goals through a five-year earn-out period and, therefore, are not determinable beyond a reasonable doubt. As such, the Company has not accrued these future payments. The annual earn-out payments are based on the compound annual growth rate (“CAGR”) of Anchor’s annual earnings before interest, taxes, depreciation, and amortization (“Anchor EBITDA”), as defined in the Anchor merger agreement, over the base year Anchor EBITDA. A multiple, which varies based on the CAGR is then applied to 80% of the annual Anchor EBITDA to calculate the amount of the contingent payment. The Anchor merger agreement does not provide for a minimum payment, nor does it cap the total amount that may be paid. Therefore, future contingent payments will depend on the financial results of Anchor.

In addition to the earn-out, certain employees and former shareholders of Anchor Capital and Anchor/Russell purchased, for fair value, profits interests units representing in the aggregate a 20% interest in the profits and losses of Anchor in periods following the acquisition, which is reflected in the accompanying consolidated balance sheets as a minority interest in “Other Liabilities” and is included in the “Other” category of operating expenses in the consolidated statements of operation. The profits interests units entitle the holder to share pro-rata in the earnings of Anchor for as long as they are held. Pursuant to the terms of the transaction, the Company and the profits interests unit holders have under certain circumstances, the right to call and put, respectively, the profits interests units at a price based on the then fair value.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting and reporting policies used by management in preparing and presenting the consolidated financial statements.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company’s wholly-owned subsidiaries include Boston Private Bank, Borel, FPB, Gibraltar, Westfield, Sand Hill, BPVI and RINET. The Company’s majority-owned subsidiaries include DGHM and KLS. The Company owns 100% of Anchor, which owns 80% of the profits interests in Anchor Capital and Anchor/Russell. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in minority interest in the consolidated statements of operations. Minority interest in the consolidated balance sheets includes the capital account of other owners in majority-owned subsidiaries and is included in Other Liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the equity method of accounting to investments that the Company or a subsidiary do not hold a majority interest in but have the ability to exercise significant influence over operations. The Company includes its proportionate share of earnings of equity method investments as a separate line item on the consolidated statements of operations. Equity method investments at December 31, 2006, and 2005 of $33.2 million and $44.1 million, respectively, which include the minority interests in Coldstream Holdings, BOS, affordable housing partnerships, and other partnership holdings, are included in Other Assets on the consolidated balance sheets.

The financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Certain reclassifications have been made to prior year’s financial statements to conform to the current years presentation.

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

Investment Management and Wealth Advisory Fees

The Company generates fee income from providing investment management and trust services to its clients at the Banks and from providing investment management and wealth advisory services through the Registered Investment Advisors. These fees are generally based upon the value of assets under management and are billed monthly, quarterly or annually. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Certain wealth advisory fees are not asset based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.

Investment management and trust assets under management at the Company’s consolidated affiliates totaled $29.8 billion, $21.3 billion and $19.3 billion at December 31, 2006, 2005, and 2004, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers within the New England, New York City, northern and southern California, and south Florida regions of the country. Note 6: Investment Securities, highlights the types of securities in which the Company invests and Note 7: Loans Receivable, describes the types of lending activities the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Due from Banks

Each Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2006, the daily amount required to be held for Boston Private Bank, Borel, FPB, and Gibraltar was $7.0 million, $260 thousand, $8.5 million, and $2.5 million, respectively.

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

If a decline in fair value below the amortized cost basis of an investment security is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery. The Company also considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The amount of the write down is included as a charge against gain on sale of investments and a new cost basis for the investment is established.

Loans Held for Sale

Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans are carried at the principal amount outstanding generally including deferred loan origination fees and costs. Loan origination fees, net of related direct incremental loan origination costs, are deferred and recognized into income over the contractual lives of the related loans as an adjustment to the loan yield, using a method which approximates the level-yield method. When a loan is paid-off or sold, the unamortized portion of net fees is recognized into interest income, or gain/loss on sale of loans, respectively.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. At December 31, 2006, and 2005 the amounts of impaired loans were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying coverage percentages to groups of loans based on risk. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management’s judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

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

Premises and Equipment

Premises and equipment consists of leasehold improvements, equipment and buildings. Equipment consists primarily of computer equipment, art, and furniture and fixtures. Premise and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Both land and art are not depreciated.

Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles and non-compete agreements. The value attributed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advisory contracts is based on the time period over which they are expected to generate economic benefits. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior.

We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset is less than its undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is reported as goodwill. Goodwill is not amortized but is tested for impairment at the segment level at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment loss has occurred. The fair value of each segment is determined using a discounted cash flow analysis and by review of comparable market multiples. If the carrying amount of the goodwill exceeds its estimated fair value, an impairment loss is recognized for the difference.

Debt Issuance Costs

Debt issuance costs for Boston Private Capital Trust I and Boston Private Capital Trust II (together the “Trusts”) and for the junior subordinated debentures assumed through the acquisition of FPB are recorded as an asset. The costs associated with the Trusts are amortized using the effective-yield method over the life of the securities. Debt issuance costs for the junior subordinated debentures assumed through the acquisition of FPB are amortized over a 65 month-period on a straight-line basis. The Company had approximately $3.7 million and $3.9 million in debt issuance costs at December 31, 2006, and 2005, respectively.

Investment Tax Credits

We record low-income housing and rehabilitation investment tax credits using the equity method in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The equity method recognizes tax credits in the same year they are allowed for tax reporting purposes.

Stock-Based Incentive Plans

At December 31, 2006, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method in accordance with the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(Revised), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R). See Note 17: Employee Benefits, for more information on the adoption of FAS 123(R).

Derivative Instruments and Hedging Activities

As required by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

(In thousands, except per share data)	2006	2005	2004
Calculation of net income for EPS:
Net income as reported and for basic EPS	$54,373	$43,546	$31,233
Interest on convertible trust preferred securities, net of tax	3,060	3,059	672

Net income for EPS calculation using the if-converted method	$57,433	$46,605	$31,905

Calculation of average shares outstanding:
Average basic common shares outstanding(1)	35,453	29,425	27,313
Dilutive effect of:
Stock options, stock grants and other	1,453	1,071	936
Forward agreement(1)	—	147	119
Convertible trust preferred securities	3,183	3,182	657

Dilutive potential common shares	4,636	4,400	1,712

Average diluted common shares outstanding	40,089	33,825	29,025

Per Share Data:
Basic earnings per share	$1.53	$1.48	$1.14
Diluted earnings per share	$1.43	$1.38	$1.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	On March 31, 2004, the FASB changed its interpretation of Statement of Financial Accounting Standards No. 128, Earnings Per Share, affecting the calculation of EPS for variable priced contracts. This interpretation applied to the Company’s Forward Stock Agreement (the “Agreement”). As a result, the Company amended this Agreement effective April 1, 2004, and such amendment eliminated the need to include the effect of the Agreement in basic shares after that date. The new interpretation required the Company to account for the original Agreement differently by including approximately 497 thousand and 132 thousand unissued shares in the calculation of basic EPS for the years ended December 31, 2004, and 2003, respectively.

On September 29, 2005, the Company exercised the Agreement. Under the settlement terms of the Agreement the Company received approximately $36.4 million in proceeds from the issuance of 1.6 million shares of the Company’s common stock.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact the statement will have on the financial statements and believes that, when adopted, will not have a material impact on the Company’s financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty with respect to income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by providing guidance on the recognition, derecognition and classification of taxes, interest and penalties and the accounting during interim periods of uncertain tax positions including financial statement disclosure. This interpretation will become effective for fiscal years beginning after December 15, 2006, and will be adopted using a cumulative-effect adjustment to retained earnings. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years beginning after November 15, 2007, with earlier application allowed. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007, and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

In September 2006, the FASB ratified EITF Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus consists of three issues related to accounting for life insurance policies purchased by entities to provide employee benefits and to protect against the loss of “key persons.” The consensus clarifies how an entity should determine the amount that could be realized under the insurance contract and whether the determination should be on an individual or group policy basis. The consensus is effective for fiscal years beginning after December 15, 2006, and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

4. COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other comprehensive income and related tax effects for the years ended December 31, 2006, 2005, and 2004 is as follows:

(In thousands)	Pre-tax	Tax expense (benefit)	Net
Other comprehensive income:
2006
Unrealized gains (losses) on securities available-for-sale	$2,314	$788	$1,526
Unrealized gain (loss) on cash flow hedge	(454)	(93)	(361)
Less: adjustment for ineffective portion	6	2	4

Net unrealized gain (loss) on cash flow hedge	(448)	(91)	(357)

Other comprehensive income (loss)	$1,866	$697	$1,169

2005
Unrealized gains (losses) on securities available-for-sale	$(4,717)	$(1,818)	$(2,899)
Less: adjustment for realized gains	(20)	(9)	(11)

Net unrealized gains (losses) on securities available-for-sale	$(4,737)	$(1,827)	$(2,910)
Unrealized gain (loss) on cash flow hedge	(71)	(30)	(41)

Other comprehensive income (loss)	$(4,808)	$(1,857)	$(2,951)

2004
Unrealized gains (losses) on securities available-for-sale	$(5,045)	$(2,187)	$(2,858)
Less: adjustment for realized gains	(373)	(151)	(222)

Other comprehensive income (loss)	$(5,418)	$(2,338)	$(3,080)

The following table details the components of the Company’s accumulated other comprehensive income (loss) for the three years ended December 31:

(In thousands)	2006	2005	2004
Accumulated Other Comprehensive Income:
Unrealized gains (losses) on securities available-for-sale, net of tax	$(1,893)	$(3,419)	$(509)
Unrealized gain (loss) on cash flow hedge, net of tax	(398)	(41)	—

Accumulated other comprehensive income (loss)	$(2,291)	$(3,460)	$(509)

5. BUSINESS SEGMENTS

Management Reporting

The Company has twelve reportable segments: Boston Private Bank, Borel, FPB, Gibraltar, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, Anchor, and Boston Private Financial Holdings, Inc. (Parent Company only) (“HC”). The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies.

Description of Business Segments

A description of each business segment, except the HC, is provided in Note 1: Organization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Note 3: Summary of Significant Accounting Policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements.

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of the revenues, net income, assets, and other significant items of reportable segments:

AT AND FOR THE YEAR ENDED DECEMBER 31, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$323	$153	$25	$22	$195	$51	$45	$814
Non-interest income	58,351	27,478	6,752	6,984	12,375	8,181	16,633	136,754

Total revenues	$58,674	$27,631	$6,777	$7,006	$12,570	$8,232	$16,678	$137,568
Non-interest expense and minority interest	34,625	19,640	6,163	5,579	10,101	7,243	13,077	96,428
Income taxes	10,079	3,642	239	600	1,170	424	1,525	17,679

Segment profit	$13,970	$4,349	$375	$827	$1,299	$565	$2,076	$23,461
Segment assets	$57,551	$98,655	$16,646	$5,742	$35,836	$6,180	$88,346	$308,956
Amortization of intangibles	$—	$3,540	$102	$238	$898	$—	$2,005	$6,783

(In millions)
Assets under management	$10,102	$2,302	$1,252	$961	$3,727	$1,262	$6,444	$26,050

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net interest income	$64,630	$41,705	$26,179	$52,920	$185,434	$814	$(12,858)	$123	$173,513
Non-interest income	17,691	5,448	2,081	8,199	33,419	136,754	2,012	(844)	171,341

Total revenues	$82,321	$47,153	$28,260	$61,119	$218,853	$137,568	$(10,846)	$(721)	$344,854
Provision for loan losses	2,708	706	826	1,939	6,179	—	—	—	6,179
Non-interest expense and minority interest	53,362	23,932	15,097	44,489	136,880	96,428	21,561	(721)	254,148
Income taxes	7,005	8,904	4,898	5,996	26,803	17,679	(14,328)	—	30,154

Segment profit	$19,246	$13,611	$7,439	$8,695	$48,991	$23,461	$(18,079)	$—	$54,373
Segment assets	$2,455,651	$965,296	$552,844	$1,482,959	$5,456,750	$308,956	$50,607	$(52,769)	$5,763,544
Amortization of intangibles	$—	$—	$819	$5,739	$6,558	$6,783	$308	$—	$13,649

(In millions)
Assets under management	$2,369	$731	$5	$907	$4,012	$26,050	$—	$(238)	$29,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$78	$77	$20	$11	$112	$25	$323
Non-interest income	49,699	27,227	6,631	6,417	10,783	8,161	108,918

Total revenues	$49,777	$27,304	$6,651	$6,428	$10,895	$8,186	$109,241
Non-interest expense and minority interest	29,801	19,924	5,920	5,028	9,276	7,127	77,076
Income taxes	8,360	3,411	301	611	744	451	13,878

Segment profit	$11,616	$3,969	$430	$789	$875	$608	$18,287
Segment assets	$45,503	$103,117	$16,439	$5,806	$35,902	$5,582	$212,349
Amortization of intangibles	$—	$3,957	$102	$238	$1,034	$—	$5,331

(In millions)
Assets under management	$8,325	$3,259	$1,094	$867	$3,140	$1,129	$17,814

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net interest income	$62,145	$37,805	$21,579	$13,860	$135,389	$323	$(6,971)	$(2)	$128,739
Non-interest income	16,424	4,593	2,240	1,813	25,070	108,918	1,164	(565)	134,587

Total revenues	$78,569	$42,398	$23,819	$15,673	$160,459	$109,241	$(5,807)	$(567)	$263,326
Provision for loan losses	2,266	1,705	919	548	5,438	—	—	—	5,438
Non-interest expense and minority interest	50,098	20,208	12,892	9,824	93,022	77,076	19,250	(567)	188,781
Income taxes	7,065	7,635	3,968	2,109	20,777	13,878	(9,094)	—	25,561

Segment profit	$19,140	$12,850	$6,040	$3,192	$41,222	$18,287	$(15,963)	$—	$43,546
Segment assets	$2,231,513	$853,466	$476,175	$1,321,443	$4,882,597	$212,349	$57,523	$(33,901)	$5,118,568
Amortization of intangibles	$—	$—	$824	$1,479	$2,303	$5,331	$—	$—	$7,634

(In millions)
Assets under management	$2,310	$661	$—	$757	$3,728	$17,814	$—	$(203)	$21,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$56	$—	$3	$8	$—	$10	$77
Non-interest income	45,578	22,240	6,069	6,007	—	7,800	87,694

Total revenues	$45,634	$22,240	$6,072	$6,015	—	$7,810	$87,771
Non-interest expense and minority interest	27,028	17,077	5,596	5,111	—	6,881	61,693
Income Taxes	7,787	2,348	199	418	—	395	11,147

Segment profit	$10,819	$2,815	$277	$486	$—	$534	$14,931
Segment assets	$35,961	$104,841	$16,485	$5,043	$33,343	$4,556	$200,229
Amortization of intangibles	$—	$3,939	$104	$238	$—	$—	$4,281

(In millions)
Assets under management	$7,707	$3,353	$1,062	$860	$2,880	$1,051	$16,913

(In thousands)	Boston Private Bank	Borel	FPB	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Total
Income Statement Data:
Revenue
Net interest income	$50,564	$28,625	$10,541	$89,730	$77	$(1,238)	$10	$88,579
Non-interest income	14,515	4,055	1,744	20,314	87,694	652	(447)	108,213

Total revenues	$65,079	$32,680	$12,285	$110,044	$87,771	$(586)	$(437)	$196,792
Provision for loan losses	2,375	1,575	335	4,285	—	—	—	4,285
Non-interest expense and minority interest	44,046	17,378	6,583	68,007	61,693	15,209	(437)	144,472
Income taxes	4,290	5,624	2,212	12,126	11,147	(6,471)	—	16,802

Segment profit	$14,368	$8,103	$3,155	$25,626	$14,931	$(9,324)	$—	$31,233
Segment assets	$1,888,341	$734,704	$427,586	$3,050,631	$200,229	$47,366	$(23,805)	$3,274,421
Amortization of intangibles	$5	$—	$378	$383	$4,281	$—	$—	$4,664

(In millions)
Assets under management	$2,010	$568	$—	$2,578	$16,913	$—	$(185)	$19,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

A summary of investment securities follows:

		Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Market Value
At December 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$18,041	$3	$(62)	$17,982
U.S. Agencies	182,033	22	(1,253)	180,802
Corporate bonds	23,686	—	(276)	23,410
Municipal bonds	232,068	598	(1,558)	231,108
Mortgage-backed securities	28,515	11	(721)	27,805
Other	42,847	33	(139)	42,741

Total	$527,190	$667	$(4,009)	$523,848

Held-to-maturity securities at amortized cost:
U.S. Government	$2,745	$—	$(6)	$2,739
U.S. Agencies	1,970	—	(23)	1,947
Mortgage-backed securities	7,660	—	(101)	7,559
Other	1,584	—	(10)	1,574

Total	$13,959	$—	$(140)	$13,819

At December 31, 2005
Available-for-sale securities at fair value:
U.S. Government	$22,618	$6	$(162)	$22,462
U.S. Agencies	185,311	8	(2,141)	183,178
Corporate bonds	45,586	8	(539)	45,055
Municipal bonds	225,933	363	(2,215)	224,081
Mortgage-backed securities	34,024	—	(942)	33,082
Other	4,926	—	(42)	4,884

Total	$518,398	$385	$(6,041)	$512,742

Held-to-maturity securities at amortized cost:
U.S. Government	$4,472	$—	$(28)	$4,444
U.S. Agencies	29,412	—	(27)	29,385
Mortgage-backed securities	9,439	—	(127)	9,312
Other	1,077	—	(10)	1,067

Total	$44,400	$—	$(192)	$44,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturities of investment securities available-for-sale, based on contractual maturity, at December 31, 2006, and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Corporate Bonds
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$14,110	$14,073	4.40%	$74,598	$74,183	3.71%	$20,686	$20,528	3.75%
After one, but within five years	3,931	3,909	4.43%	103,223	102,487	4.61%	3,000	2,882	2.45%
After five, but within ten years	—	—	—	4,212	4,132	5.48%	—	—	—
After ten years	—	—	—	—	—	—	—	—	—

Total	$18,041	$17,982	4.41%	$182,033	$180,802	4.26%	$23,686	$23,410	3.59%

	Municipal Bonds			Mortgage-Backed Securities			Other Investment Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$78,000	$77,561	2.60%	$—	$—	—	$37,879	$37,894	5.11%
After one, but within five years	68,617	67,833	3.18%	7,940	7,658	3.81%	2,500	2,466	4.01%
After five, but within ten years	76,772	77,078	3.74%	—	—	—	—	—	—
After ten years	8,679	8,636	3.36%	20,575	20,147	3.81%	2,468	2,381	4.36%

Total	$232,068	$231,108	3.18%	$28,515	$27,805	3.81%	$42,847	$42,741	5.00%

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Certain securities are callable before their final maturity.

The following table sets forth the maturities of investment securities held-to-maturity, based on contractual maturity, at December 31, 2006, and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Mortgage-Backed Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$2,745	$2,739	3.75%	$—	$—	—	$—	$—	—
After one, but within five years	—	—	—	1,970	1,947	4.23%	780	774	4.77%
After five, but within ten years	—	—	—	—	—	—	1,842	1,814	4.42%
After ten years	—	—	—	—	—	—	5,038	4,971	4.94%

Total	$2,745	$2,739	3.75%	$1,970	$1,947	4.23%	$7,660	$7,559	4.80%

	Other Investment Securities
(In thousands)	Amortized Cost	Market Value	Weighted Average Yield
Within one year	$—	$—	—
After one, but within five years	600	600	5.58%
After five, but within ten years	—	—	—
After ten years	984	974	4.80%

Total	$1,584	$1,574	5.10%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Included in U.S. Agencies is one investment which can be called prior to maturity.

The weighted average remaining life of investment securities available-for-sale at December 31, 2006, was 3.49 years. As of December 31, 2006, approximately $123.5 million of investment securities available-for-sale were callable before maturity. The weighted average yield is calculated based on average amortized cost which does not include the effect of changes in market value that are reflected as a component of stockholders’ equity.

The following table presents the sale of investment securities available-for-sale with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Amortized cost of securities sold	$72	$48,261	$81,619
Gains realized on sales	4	218	373
Losses realized on sales	(4)	(198)	—

Net proceeds from sales	$72	$48,281	$81,992

The following tables sets forth information regarding securities at December 31, 2006, and 2005, having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2006
Available-for-sale securities:
U.S. Government	$990	$(5)	$6,883	$(57)	$7,873	$(62)
U.S. Agencies	40,733	(58)	124,587	(1,195)	165,320	(1,253)
Corporate bonds	—	—	20,410	(276)	20,410	(276)
Municipal bonds	47,834	(161)	107,730	(1,397)	155,564	(1,558)
Mortgage-backed securities	1,413	(6)	24,627	(715)	26,040	(721)
Other	140	(18)	4,347	(121)	4,487	(139)

Total	$91,110	$(248)	$288,584	$(3,761)	$379,694	$(4,009)

Held-to-maturity securities:
U.S. Government	$496	$(1)	$2,243	$(5)	$2,739	$(6)
U.S. Agencies	—	—	1,947	(23)	1,947	(23)
Mortgage-backed securities	—	—	7,560	(101)	7,560	(101)
Other	—	—	974	(10)	974	(10)

Total	$496	$(1)	$12,724	$(139)	$13,220	$(140)

At December 31, 2006, the above U.S. Government securities are comprised of four securities available-for-sale, and five securities held-to-maturity, which are guaranteed by the U.S. Government. The above U.S. Agencies securities are comprised of 69 securities available-for-sale, and one held-to-maturity security which is guaranteed by an agency of the U.S. Government. The above Corporate Bonds are comprised of nine securities available-for-sale with a Moody’s credit rating of at least Baa-2. The above municipal bonds are comprised of 150 securities available-for-sale which have a Moody’s credit rating of at least Aa-3. The above mortgage-backed securities are comprised of nine securities available-for-sale, and six securities held-to-maturity, which were guaranteed by either the Federal Home Loan Mortgage Corp. (“FHLMC”) or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal National Mortgage Association (“FNMA”). Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

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

At December 31, 2005, the above U.S. Government securities are comprised of seven securities available-for-sale, and five securities held-to-maturity, which are guaranteed by the U.S. Government. The above U.S. Agencies securities are comprised of 80 securities available-for-sale, and three held-to-maturity securities which are guaranteed by an agency of the U.S. Government. The above Corporate Bonds are comprised of 20 securities available-for-sale with a Moody’s credit rating of at least Baa-3. The above municipal bonds are comprised of 143 securities available-for-sale which have a Moody’s credit rating of at least Baa-1. The above mortgage-backed securities are comprised of eight securities available-for-sale, and ten securities held-to-maturity, which were guaranteed by either the FHLMC or FNMA. Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

The following table sets forth the cost method investments, which are included in Other Assets, having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the time period that the investments have been temporarily impaired:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
At December 31, 2006
Cost Method Investments	$—	$—	$485	$(15)	$485	$(15)
Total	$—	$—	$485	$(15)	$485	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost method investment with unrealized losses at December 31, 2006, was comprised of one investment with an amortized cost of $500 thousand. Boston Private Bank invests primarily in low income housing partnerships which generate tax credits. Boston Private Bank also holds partnership interests in venture capital funds formed to provide financing to small businesses, and to promote community development. Temporary impairment is caused by the fact that the partnerships are still in the early stages of their lives, and have not yet invested all of their funds and/or have had enough time to fully develop their portfolio companies. Therefore, management does not believe these investments are other-than-temporarily impaired.

At December 31, 2005, there were no cost method investments having temporary impairment. The Company recorded a write-down of approximately $306 thousand for cost method investments in 2005 due to an other-than-temporary impairment. The Company had $22.3 million and $23.1 million in cost method investments included in Other Assets at December 31, 2006, and 2005 respectively.

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2006:

(In thousands)	Amortized Cost	Market Value
Federal Home Loan Bank	$101,047	$100,371
Federal National Mortgage Association	86,807	85,798

Total	$187,854	$186,169

7. LOANS RECEIVABLE

The Banks’ lending activities are conducted principally in New England, northern and southern California, and south Florida. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans, construction loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, northern and southern California, and south Florida economies. Included in total loans are $5.0 million and $3.4 million of net deferred loan fees as of December 31, 2006, and 2005, respectively. Mortgage loans serviced for others totaled $17.8 million and $5.8 million at December 31, 2006, and 2005, respectively.

Loans to senior management, executive officers, and directors are generally made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk. Gibraltar has an Employee Loan Program that provides eligible employees, including senior management and executive officers, with a beneficial rate on mortgage loans. Gibraltar had $10.6 million and $5.4 million in such loans at December 31, 2006, and 2005, respectively.

The following table presents a summary of the activity of loans to senior management, executive officers, and directors:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance at beginning of year	$24,894	$24,145
Additions	13,961	4,912
Repayments	(10,142)	(12,524)
Addition due to acquisition	—	8,361

Balance at end of year	$28,713	$24,894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2006	December 31, 2005
Non-accrual loans	$9,999	$7,900
Loans past due 90 days or more, but still accruing	24	132
Loans past due 30-89 days	$13,424	$7,907

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $935 thousand in 2006 and $338 thousand in 2005, compared with amounts that were actually recorded of $287 thousand and $174 thousand, respectively.

8. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within Other Liabilities.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Allowance for loan losses, beginning of period	$37,607	$25,021	$17,761
Provision for loan losses	6,179	5,438	4,285
Charge-offs	(898)	(250)	(65)
Recoveries	499	204	61
Addition due to acquisitions	—	7,194	2,979

Allowance for loan losses, end of period	$43,387	$37,607	$25,021

Reserve for unfunded loan commitments, beginning of period	$4,747	$2,916	$2,411
Provision for unfunded loan commitments(1)	839	513	282
Addition due to acquisitions	—	1,318	223

Reserve for unfunded loan commitments, end of period	$5,586	$4,747	$2,916

Total allowance for credit losses, end of period	$48,973	$42,354	$27,937

(1)	Expenses related to off-balance sheet credit risk are included in Other Expenses.

9. DERIVATIVES

Boston Private Bank entered into a $100 million prime-based interest rate floor (the “Floor”) with an effective date of November 1, 2005, and a maturity date of November 1, 2010, and is designated as a cash flow hedge of the risk of overall changes in the cash flows below the floor strike rate, when the Wall Street Journal published prime interest rate falls below 6.50%, for certain variable rate loans based on the prime rate.

The Floor had a fair value of $350 thousand and $798 thousand as of December 31, 2006, and 2005, respectively and is included in Other Assets. The decrease in the Floor’s fair value of $361 thousand and $41 thousand (net of income tax benefit of $93 thousand and $30 thousand) in 2006 and 2005, respectively, is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income. Changes in fair value due to hedge ineffectiveness were immaterial in 2006, and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest income as interest payments are received on Boston Private Bank’s variable rate assets. The change in the fair value of the Floor reflects an immaterial reclassification from accumulated other comprehensive income to interest expense in 2006, and 2005. During 2007, Boston Private Bank estimates that an additional $109 thousand will be reclassified.

During 2006, Boston Private Bank implemented a program to offer certain derivative products directly to qualified commercial borrowers. These programs are typically used if a borrower wished to fix an interest rate range on a variable rate loan, and Boston Private Bank wants to retain an unrestricted range on its variable rate asset. Boston Private Bank entered into one such derivative transaction, an interest rate collar, during 2006. Boston Private Bank economically hedged the collar executed with the commercial borrower by entering into an equal and offsetting collar with a third party. Derivative transactions executed as part of this program are not designated in qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. However, because the derivatives have mirror-image terms, the majority of the changes in fair value offset through earnings. As of December 31, 2006, the fair value of the derivative asset and the fair value of the offsetting derivative liability is $162 thousand, which are included in Other Assets and Other Liabilities, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in Other Income.

10. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	December 31, 2006	December 31, 2005
Leasehold improvements	$30,453	$21,982
Furniture, fixtures, and equipment	33,808	27,389
Buildings	1,393	1,403
Land	374	374

Subtotal	66,028	51,148

Less: accumulated depreciation and amortization	30,387	22,468

Premises and equipment, net	$35,641	$28,680

Depreciation and amortization expense related to premises and equipment was $8.5 million, $5.6 million, and $4.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

(In thousands)	Minimum Lease Payments
2007	$13,721
2008	13,922
2009	13,821
2010	14,023
2011	14,166
Thereafter	50,254

Total	$119,907

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $13.4 million, $9.9 million, and $6.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is an analysis of the activity in goodwill:

	2006			2005
(In thousands) Goodwill	Balance at December 31, 2005	Acquisitions and adjustments	Balance at December 31, 2006	Balance at December 31, 2004	Acquisitions and adjustments	Balance at December 31, 2005
Boston Private Bank	$2,403	$—	$2,403	$2,403	$—	$2,403
Sand Hill	13,417	(90)	13,327	13,417	—	13,417
BPVI	1,204	(15)	1,189	1,204	—	1,204
DGHM	56,890	(422)	56,468	57,106	(216)	56,890
FPB	34,633	(241)	34,392	37,240	(2,607)	34,633
KLS	22,829	—	22,829	19,116	3,713	22,829
Gibraltar	155,375	(878)	154,497	—	155,375	155,375
Anchor	—	38,463	38,463	—	—	—
Equity method investments	—	12,065	12,065	—	—	—

Total	$286,751	$48,882	$335,633	$130,486	$156,265	$286,751

The amount of additional goodwill recognized in 2006 was $42.1 million, which is due to the acquisition of Anchor in the 2nd quarter of 2006, the acquisition in certain equity method investments and other adjustments. Additionally, goodwill increased approximately $8.0 million, on a net basis, due to contingent consideration payments at Anchor and DGHM and decreased $1.2 million due to tax benefits of fully vested stock options issued to employees in previous acquisitions, primarily at FPB and Gibraltar.

The amount of goodwill related to new acquisitions recognized in 2005 was $155.4 million from the Gibraltar acquisition. Other changes in goodwill during 2005 related to contingent consideration payments and acquisition adjustments.

Goodwill is expected to be deductible for tax purposes except for Gibraltar’s, FPB’s which includes Encino, Anchor’s, and a portion of BPVI’s.

The following is an analysis of the activity in intangible assets:

	2006			2005
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$98,194	$17,693	$80,501	$60,490	$9,825	$50,665
Core deposit intangibles	47,800	7,497	40,303	47,800	2,233	45,567
Employment agreements	3,670	1,043	2,627	1,950	526	1,424
Trade names	1,900	—	1,900	—	—	—

Total	$151,564	$26,233	$125,331	$110,240	$12,584	$97,656

The Company acquired Anchor on June 1, 2006 and allocated approximately $30.0 million of the purchase price to goodwill, $35.9 million to amortizable intangible assets and $1.9 million to intangible assets not subject to amortization. $34.2 million of the amortizable intangible assets was allocated to advisory contracts and will be amortized over a weighted average period of 12.8 years and $1.7 million was allocated to non-compete agreements that will be amortized over a weighted average period of 7 years. These amortization periods are based upon estimates of their expected useful lives. The intangible asset not subject to amortization was the value attributed to the Anchor Capital and Anchor/Russell trade names.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated expense related to intangible assets subject to amortization was $13.6 million, $7.6 million and $4.7 million for 2006, 2005, and 2004, respectively. The estimated annual amortization expense for these intangibles over the next five years is:

(In thousands)
2007	$13,770
2008	$12,495
2009	$11,446
2010	$10,604
2011	$10,042

12. DEPOSITS

Deposits are summarized as follows:

(In thousands)	December 31, 2006	December 31, 2005
Demand deposits (non-interest bearing)	$794,371	$779,606
NOW	368,238	370,718
Savings	163,310	73,836
Money market	1,892,164	1,876,393
Certificates of deposit under $100,000	143,106	138,519
Certificates of deposit $100,000 or greater	716,642	509,069

Total	$4,077,831	$3,748,141

Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2006	December 31, 2005
Less than 3 months remaining	$383,711	$292,797
3 to 6 months remaining	264,061	156,992
6 to 12 months remaining	142,006	120,180
1 to 3 years remaining	51,990	58,698
3 to 5 years remaining	6,071	8,913
More than 5 years remaining	11,909	10,008

Total	$859,748	$647,588

Interest expense on certificates of deposit $100,000 or greater was $26.9 million, $12.8 million, and $6.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

$3.1 million and $2.2 million of overdrawn deposit accounts were reclassed to loans at December 31, 2006 and 2005, respectively.

13. FEDERAL HOME LOAN BANK BORROWINGS

Boston Private Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. Borel and FPB are members of the FHLB of San Francisco. Gibraltar is a member of the FHLB of Atlanta. As members of a FHLB, the Banks have access to short and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 50% and 75% based on the type of the underlying collateral. As of December 31, 2006, Boston Private Bank had $366.9 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of borrowings outstanding and available credit of $238.4 million. Boston Private Bank had additional short-term federal fund lines with the FHLB of $15.0 million at December 31, 2006. Borel had no outstanding borrowings at December 31, 2006. Borel had available credit with the FHLB of $203.1 million as of December 31, 2006. FPB had no outstanding borrowings at December 31, 2006. FPB also had available credit with the FHLB of $97.9 million as of December 31, 2006. Gibraltar had $235.4 million of borrowings outstanding and available credit of $277.3 million at December 31, 2006. The carrying amount of Gibraltar’s FHLB borrowings is $236.0 million due to the unamortized amount of the fair market valuation adjustment at the time of acquisition.

As members of the FHLB, the Banks’ are required to invest in FHLB stock based on a percentage of outstanding advances in addition to a membership stock requirement. The minimum requirements vary depending on the FHLB membership. As a member of the FHLB of Boston, Boston Private Bank is required to own FHLB stock at least equal to 4.5% of outstanding advances. As members of the FHLB of San Francisco, Borel and FPB are required to own FHLB stock at least equal to 4.7% of outstanding advances. Gibraltar, a member of the FHLB of Atlanta, is required to own FHLB stock at least equal to 4.5% of outstanding advances. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon the FHLB’s request. The FHLB redeems excess stock at its option at par from time to time. The Banks’ may not redeem additional purchases of stock prior to a five year minimum holding period.

As of December 31, 2006, the Banks’ FHLB stock holdings totaled $40.0 million. The Banks’ investment in FHLB stock is recorded at cost and is redeemable at par after a five-year holding period.

A summary of borrowings, including Gibraltar’s fair market value adjustment, from the Federal Home Loan Banks is as follows:

	December 31, 2006		December 31, 2005
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$254,902	5.16%	$39,715	3.72%
Over 1 to 2 years	62,440	4.09%	58,904	4.01%
Over 2 to 3 years	63,532	4.47%	56,621	3.99%
Over 3 to 5 years	145,783	5.10%	97,575	4.72%
Over 5 years	76,246	4.51%	109,190	4.54%

Total	$602,903	4.88%	$362,005	4.32%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SHORT-TERM BORROWINGS

(In thousands)	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
2006
Outstanding at end of period	$—	$77,605
Maximum outstanding at any month-end	48,200	130,926
Average balance for the year	13,356	116,873
Weighted average rate at end of period	—%	2.01%
Weighted average rate paid for the period	5.33%	1.80%

2005
Outstanding at end of period	$—	$107,353
Maximum outstanding at any month-end	37,000	107,353
Average balance for the year	5,799	100,362
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	3.29%	1.13%

2004
Outstanding at end of period	$—	$84,550
Maximum outstanding at any month-end	16,500	84,550
Average balance for the year	2,041	76,784
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	1.43%	1.03%

The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. The securities underlying the agreements remain under the Company’s control. Investment securities with a market value of $78.0 million and $107.7 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company had an unused line of credit from an unaffiliated bank, which totaled $75.0 million. The Company and its bank subsidiaries are required to maintain specified minimum balances or ratios for: capital, adjusted net tangible capital to adjusted tangible asset ratios, debt equity ratios, loan ratios, non-performing asset ratios, return on average assets ratio, and cash flow requirements for the nonbanks. The credit agreement also includes other covenants, including a restriction limiting dividends to 35% of earnings. The Company was in compliance with all the loan covenants as of December 31, 2006.

As of December 31, 2006, the Banks had unused federal fund lines with the FHLB and other correspondent banks of $154.0 million.

15. JUNIOR SUBORDINATED DEBENTURES

Boston Private Capital Trust II

On September 27, 2005 the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities to be issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and have an annual distribution rate of 6.25% up to, but not including, December 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequently, Trust II’s preferred securities will convert to a floating rate of a three-month London Inter Bank Offering Rate (“LIBOR”) plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application.

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

At December 31, 2006, the Company was in compliance with the above covenants.

So long as the Company is not in default in the payment of interest on the junior subordinated debentures, the Company has the right under the indenture to defer payments of interest for up to 20 consecutive quarterly periods. The Company has no current intention to exercise its right to defer interest payments on the junior debentures issued to Trust II. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated debentures.

Boston Private Capital Trust I

On October 5, 2004 the Company and Boston Private Capital Trust I, a Delaware statutory trust (“Trust I”), entered into a Purchase Agreement for the sale of $75 million of convertible trust preferred securities to be issued by Trust I and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034. The Company also granted the initial purchasers an option to purchase up to an additional $30 million of convertible trust preferred securities, which was exercised on November 1, 2004.

Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I’s common securities. Trust I’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2006 was 1.5157. The trust preferred securities may not be redeemed prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of Boston Private’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming all $105 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 3,182,970 shares of common stock, based on the December 31, 2006 conversion ratio.

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

The Company has the following covenants with regard to Trust I:

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

At December 31, 2006, the Company was in compliance with the above covenants.

So long as the Company is not in default in the payment of interest on the junior subordinated convertible debentures, the Company has the right under the indenture to defer payments of interest. The Company has no current intention to exercise its right to defer interest payments on the junior subordinated convertible debentures issued to Trust I. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated convertible debentures.

FPB junior subordinated debentures

The Company, through the acquisition of FPB, assumed the outstanding amount of FPB’s junior subordinated debentures of $6 million. The trust preferred securities have a floating rate based on the 3 month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2006 was 8.52%. The junior subordinated debentures will mature on March 26, 2033, and may not be redeemed prior to, or on March 26, 2008, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gibraltar junior subordinated debentures

The Company, through the acquisition of Gibraltar, assumed the outstanding amount of Gibraltar’s junior subordinated debentures of $16 million. The trust preferred securities pay interest quarterly at a floating rate based on the 3 month LIBOR plus a margin of 2.27%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application. The interest rate on December 31, 2006 was 7.64%. The junior subordinated debentures will mature on February 23, 2035, and may not be redeemed prior to, or on February 23, 2010, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

Debt issuance costs for the Trusts are recorded as an asset and amortized over the contractual life of the securities.

Management has determined that each of the trusts qualify as variable interest entities under FASB Interpretation 46 (Revised December 2003) Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(R)”). The trusts issued preferred securities to investors and loaned the proceeds to the Company. Each of the trusts holds, as its sole asset, subordinated debentures issued by the Company. The provisions of FIN 46(R) were required to be applied to certain variable interest entities, including each of the trusts, by March 31, 2004, at which time each was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

16. INCOME TAXES

The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Current expense:
Federal	$24,716	$20,324	$16,852
State	6,675	7,860	5,682

Total current expense	31,391	28,184	22,534
Deferred expense (benefit):
Federal	(963)	(1,701)	(4,660)
State	(274)	(922)	(1,072)

Total deferred expense (benefit)	(1,237)	(2,623)	(5,732)

Income tax expense	$30,154	$25,561	$16,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense for 2006, 2005, and 2004 varied from the amount computed by applying the Federal statutory rate to income before income taxes. A reconciliation between the expected Federal income tax expense using the Federal statutory rate of 35% to actual income tax expense and resulting effective tax rate for 2006, 2005 and 2004 follows:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income tax, net of Federal tax benefit	4.9%	6.5%	6.2%
Tax exempt interest, net	(3.4)%	(3.6)%	(5.1)%
Tax credits	(1.5)%	(1.6)%	(2.1)%
Other, net	0.7%	0.7%	1.0%

Effective income tax rate	35.7%	37.0%	35.0%

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2006	December 31, 2005
Gross deferred tax assets:
Allowance for losses on loans	$19,207	$16,209
Deferred and accrued compensation	11,272	10,404
Stock compensation	10,420	13,415
Unrealized loss on securities available-for-sale	1,526	2,257
Depreciation	2,043	389
Other	2,546	2,667

Total deferred tax assets	47,014	45,341
Gross deferred tax liabilities:
Goodwill and acquired intangible assets	31,574	19,820
Unrealized gain on investments	552	549
Investment in partnerships	79	113
Other	378	—

Total gross deferred tax liabilities	32,583	20,482

Net deferred tax asset	$14,431	$24,859

Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $34.4 million of future net taxable income to realize the net deferred tax asset at December 31, 2006. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

17. EMPLOYEE BENEFITS

Employee 401(k) Profit Sharing Plan

The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Boston Private Bank & Trust Company 401(k) plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan and the Borel Bank Salary Deferral 401(k) Plan were merged into this plan. The assets of the First State Bank of California 401(k) Plan and the KLS Professional Advisors Group, Inc. 401(k) Employee Savings Plan were merged into this plan during January 2006. The employees of DGHM joined the plan as new participants on January 1, 2006. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.3 million, $1.8 million, and $1.5 million, in 2006, 2005 and 2004, respectively.

Salary Continuation Plans

Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. An individual covered under the plan resigned in October 2005 and forfeited his benefit. As of that date, $336 thousand had been accrued and was reversed. The expense, exclusive of the 2005 forfeiture, relating to these plans was $266 thousand, $274 thousand, and $275 thousand, for 2006, 2005 and 2004, respectively. The amount recognized in Other Liabilities was $2.5 million and $2.6 million at December 31, 2006 and 2005, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.8 million and $5.7 million, which are included in Other Assets on the accompanying balance sheets, as of December 31, 2006 and 2005, respectively.

FPB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $327 thousand and $296 thousand in 2006 and 2005, respectively. The net amount recognized in Other Liabilities was $1.5 million and $1.2 million at December 31, 2006 and 2005, respectively. FPB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $3.2 million and $2.7 million, which are included in Other Assets on the accompanying balance sheets as of December 31, 2006 and 2005, respectively.

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

Stock-Based Incentive Plans

At December 31, 2006, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intrinsic-value based method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R).

The following table presents the difference between the Company’s previously reported financial results and adjustments for FAS 123(R):

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004
(In thousands, except per share data)	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Income Statement Items:
Income before income taxes	$69,107	$73,597	$48,035	$51,927
Net income	$43,546	$46,318	$31,233	$33,634
Basic earnings per share	$1.48	$1.57	$1.14	$1.23
Diluted earnings per share	$1.38	$1.47	$1.10	$1.18
Cash Flow Items:
Net cash provided by operating activities	$95,242	$99,375	$18,931	$19,742
Net cash provided by financing activities	$603,491	$599,358	$592,225	$591,414
Shares Outstanding:
Average diluted common shares outstanding	33,824,717	33,666,358	29,024,520	28,963,856

	As of December 31, 2005
(In thousands)	Adjusted	As Previously Reported
Balance Sheet Items:
Total assets(1)	$5,118,568	$5,112,810
Additional paid-in capital(2)	$374,818	$354,064
Retained earnings(3)	$133,190	$148,186
Stockholders’ equity	$539,348	$533,590

(1)	Total assets and total stockholders’ equity increased as a result of recording the deferred tax assets related to stock option expense.
(2)	Additional paid-in capital as adjusted and as previously reported for December 31, 2005 also includes unearned compensation of $(4.5) million which was previously included as a separate line item.
(3)	The decrease in retained earnings was a result of recording the retrospective expense related to FAS 123(R)

Prior to the adoption of FAS 123(R), the Company was required to record tax savings resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the excess tax benefits resulting from tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash flows. The $2.3 million, $4.1 million, and $811 thousand excess tax savings on stock options exercised classified as a financing cash inflow, for the twelve months ended December 31, 2006, 2005, and 2004, respectively, would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a one to five-year cliff vesting period.

The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPP’s”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate. Under the ESPP’s eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. Participants have a right to a full reimbursement of ESPP’s deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense, previously recorded, attributed to that participant. There were 72,551 shares issued under the plan during the year ended December 31, 2006. The Company issues shares under the ESPP’s in January and July of each year. As of December 31, 2006, there were 502,353 shares reserved for future issuance under the ESPP’s.

Share-based payments recorded in salaries and benefits are as follows:

(In thousands)	2006	2005	2004
Stock option and ESPP expense	$5,382	$4,490	$3,892
Nonvested share expense(1)	3,324	2,571	2,240

Subtotal	8,706	7,061	6,132
Tax benefit	3,328	2,767	2,402

Stock-based compensation expense, net of tax benefit	$5,378	$4,294	$3,730

(1)	Nonvested share expense has previously been reported in the Company’s statement of operations.

The above table does not include $381 thousand of share-based payments to directors in 2006, which is recorded in professional services.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers and other factors. The Company uses historical data to estimate employee option exercise behavior, and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company’s stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible. The Company did not accelerate vesting for options granted to retirement eligible employees prior to the adoption date of FAS 123(R) in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected volatility	25%	25%	25%
Expected dividend yield	1.3%	1.0%	1.5%
Expected term (in years)	4.4	4.1	4.1
Risk-free rate	4.6%	3.7%	2.6%

Stock Options

A summary of option activity under the Plan for the year ended December 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value* (000s)
Outstanding at January 1, 2006	4,227,066	$18.18
Granted	867,498	$30.23
Exercised	(509,279)	$11.29
Forfeited or expired	(59,246)	$27.42

Outstanding at December 31, 2006	4,526,039	$21.17	6.39	$33,368

Exercisable at December 31, 2006	2,954,188	$17.24	5.27	$32,549

*	The intrinsic value was calculated by the excess value of the closing price of the Company’s common stock on December 31, 2006 as compared to the option exercise price. If the exercise price of the stock option was above the closing price, an intrinsic value of $0 was assigned.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.60, $6.34 and $5.86, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $9.7 million, $13.3 million and $3.2 million, respectively. As of December 31, 2006, there was $10.8 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

A summary of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	368,510	$24.95
Granted	123,673	$29.96
Vested	(69,010)	$18.45
Forfeited	(2,500)	$25.78

Nonvested at December 31, 2006	420,673	$27.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2006 and 2005 was $29.96 and $27.45 respectively. At December 31, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was $3.7 million, $843 thousand and $1.3 million, respectively.

Supplemental Executive Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) with an executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004. Expected benefits were increased and full vesting age was increased to age 68. The actuarial present value of the projected benefit obligation was $8.3 million and the accrued SERP liability was $3.9 million at December 31, 2006. The expense associated with the SERP was $1.5 million and $1.4 million in 2006 and 2005, respectively. The benefit will be fully accrued by November 2009. The discount rate used to calculate the SERP liability was 8.0% through July 2004, 6.5% from August 2004 through December 2005 and 5.75%, thereafter. On February 23, 2007, the full vesting age under the plan was increased to age 70.

18. OTHER OPERATING EXPENSE

Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Insurance	$3,756	$2,834	$2,296
Forms and supplies	2,030	1,551	1,089
Employee travel and meals	1,352	604	267
Telephone	1,197	827	576
Courier and express mail	952	759	585
Training and education	897	531	423
Provision for off-balance sheet risk	839	513	282
Publications and dues	762	719	536
Postage	737	587	520
Imputed interest on deferred acquisition liability	697	871	888
Other	3,818	3,267	2,545

Total	$17,037	$13,063	$10,007

19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced portion of loans, unused lines of credit, letters of credit, and commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans, the unadvanced portion of loans, and the unused lines of credit are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

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

Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2006	December 31, 2005
Commitments to originate loans
Variable rate	$180,067	$238,933
Fixed rate	35,525	38,722

Total commitments to originate new loans	$215,592	$277,655

Unadvanced portion of loans and unused lines of credit	$994,920	$820,152
Letters of credit	$38,532	$24,304
Forward commitments to sell loans	$33,854	$21,489

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The book values and fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
(In thousands)	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$239,396	$239,396	$372,316	$372,316
Securities:
Available-for-sale	523,848	523,848	512,742	512,742
Held-to-maturity	13,959	13,819	44,400	44,208
Loans, net (includes Loans held for sale)	4,273,089	4,266,711	3,599,516	3,628,376
Other assets	130,687	130,687	79,944	79,944
FINANCIAL LIABILITIES:
Deposits	4,077,831	4,075,765	3,748,141	3,745,378
Federal Home Loan Bank borrowings	602,903	598,844	362,005	358,592
Junior subordinated debentures	234,021	237,292	234,021	242,505
Other liabilities	88,569	88,569	113,688	113,688

Cash and Cash Equivalents

The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of their maturities.

Securities

The fair value presented for securities are based on quoted bid prices received from third party pricing services.

Loans

Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of consumer loans. The fair value estimated for home equity and other loans is based on outstanding loan terms and pricing in each Bank’s local market.

Other Assets

Other financial assets consist primarily of accrued interest and fees receivable, Stock in Federal Home Loan Banks and Banker’s Bank, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Borrowings

The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

Junior Subordinated Debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2006. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB and Gibraltar acquisition approximates book because of the floating rate nature of the securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$6,683	$4,723
Investments securities held-to-maturity	—	27,464
Investment in wholly-owned and majority-owned subsidiaries:
Banks	621,097	567,586
Nonbanks	234,978	166,377
Investment in partnerships and trusts	10,126	20,148
Goodwill	12,065	—
Intangible assets, net	3,295	—
Other assets	20,111	15,049

Total assets	$908,355	$801,347

LIABILITIES:
Deferred acquisition obligations	$20,921	$16,839
Junior subordinated debentures	234,021	234,021
Other liabilities	18,216	11,139

Total liabilities	273,158	261,999
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 36,589,727 shares in 2006, and 34,800,393 shares in 2005	36,590	34,800
Additional paid-in capital	424,787	374,818
Retained earnings	176,111	133,190
Accumulated other comprehensive loss	(2,291)	(3,460)

Total stockholders’ equity	635,197	539,348

Total liabilities and stockholders’ equity	$908,355	$801,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
INCOME:
Interest income	$453	$513	$259
Dividends from subsidiaries
Banks	—	—	425
Nonbanks	28,441	23,233	12,345
Other income	2,012	1,164	652

Total income	30,906	24,910	13,681

EXPENSES:
Salaries and employee benefits	13,824	12,422	9,516
Professional fees	3,703	3,554	3,132
Interest expense	13,311	7,484	1,497
Other expenses	4,034	3,274	2,561

Total expenses	34,872	26,734	16,706

Loss before income taxes	(3,966)	(1,824)	(3,025)

Income tax benefit	(14,328)	(9,094)	(6,471)
Income before equity in undistributed earnings of subsidiaries	10,362	7,270	3,446
Equity in undistributed earnings of subsidiaries	44,011	36,276	27,787

Net income	$54,373	$43,546	$31,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,373	$43,546	$31,233
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries:
Banks	(48,991)	(41,222)	(25,626)
Nonbanks	(23,461)	(18,287)	(14,931)
Dividends from subsidiaries:
Banks	—	—	425
Nonbanks	26,847	20,038	12,345
Depreciation and amortization	3,762	3,333	1,516
Net increase in other operating activities	(3,127)	(1,776)	(3,865)

Net cash provided by operating activities	9,403	5,632	1,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, including deferred acquisition obligations	(34,644)	(122,700)	(104,431)
Capital investment in subsidiaries:
Banks	—	(22,000)	(40,198)
Nonbanks	—	—	(379)
Investment securities held-to-maturity:
Purchases	—	(126,179)	(43,725)
Maturities and principal payments	27,464	117,634	24,806
Investment in trusts	(384)	(3,387)	(3,555)
Net increase (decrease) in other investing activities	772	(588)	(161)

Net cash used in investing activities	(6,792)	(157,220)	(167,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of trust preferred debt	—	103,092	104,506
Dividends paid to stockholders	(11,452)	(8,321)	(6,451)
Excess tax savings on stock options exercised	1,183	4,133	811
Proceeds from stock options exercises	5,747	10,497	2,158
Proceeds from issuance of common stock, net	3,871	39,860	18,036

Net cash (used in) provided by financing activities	(651)	149,261	119,060

Net increase (decrease) in cash and cash equivalents	1,960	(2,327)	(47,486)
Cash and cash equivalents at beginning of year	4,723	7,050	54,536

Cash and cash equivalents at end of year	$6,683	$4,723	$7,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. SELECTED QUARTERLY DATA (UNAUDITED)

	2006 (1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$43,385	$43,158	$43,402	$43,568
Non-interest income	47,534	45,389	40,137	38,282

Total revenues	90,919	88,547	83,539	81,850
Provision for loan losses	987	2,325	1,704	1,163
Non-interest expense and minority interest	66,058	64,802	62,775	60,513

Income before taxes	23,874	21,420	19,060	20,174

Income taxes	8,266	7,770	6,772	7,346

Net income	$15,608	$13,650	$12,288	$12,828

Earnings per share
Basic	$0.43	$0.38	$0.35	$0.37

Diluted	$0.40	$0.36	$0.33	$0.35

	2005(1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$43,916	$30,052	$28,294	$26,477
Non-interest income	35,584	34,718	32,366	31,919

Total revenues	79,500	64,770	60,660	58,396
Provision for loan losses	2,070	1,728	778	862
Non-interest expense and minority interest	56,688	44,622	43,551	43,918

Income before taxes	20,742	18,420	16,331	13,616
Income taxes	7,583	7,004	6,075	4,900

Net income	$13,159	$11,416	$10,256	$8,716

Earnings per share
Basic	$0.38	$0.41	$0.37	$0.32

Diluted	$0.36	$0.38	$0.35	$0.30

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

23. REGULATORY MATTERS

Investment Management

The Company’s investment management business is highly regulated, primarily at the federal level by the Securities and Exchange Commission, National Association of Securities Dealers, and by state regulatory agencies. Specifically, seven of the Company’s subsidiaries, including Westfield, Sand Hill, BPVI, DGHM, KLS, RINET, and Anchor are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, Westfield and DGHM act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

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

Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill and purchased intangibles, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2006, management believes that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2006, Boston Private Bank, Borel, FPB, and Gibraltar meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2006 that management believes have adversely changed the Company’s or the Banks’ categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts and regulatory capital requirements as of December 31, 2006 and 2005 are presented in the tables below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2006
Total risk-based capital:
Company	$491,325	12.24%	$321,011	>8.0%	$401,264	>10.0%
Boston Private Bank	182,681	11.40	128,223	8.0	160,279	10.0
Borel	102,142	10.89	75,055	8.0	93,818	10.0
FPB	53,691	11.90	36,109	8.0	45,136	10.0
Gibraltar	107,544	11.06	77,791	8.0	97,239	10.0
Tier I risk-based:
Company	429,464	10.70	160,506	4.0	240,759	6.0
Boston Private Bank	162,625	10.15	64,111	4.0	96,167	6.0
Borel	91,423	9.74	37,527	4.0	56,291	6.0
FPB	48,498	10.74	18,054	4.0	27,082	6.0
Gibraltar	96,215	9.89	38,896	4.0	58,343	6.0
Tier I leverage capital:
Company	429,464	8.22	209,035	4.0	261,293	5.0
Boston Private Bank	162,625	6.78	95,879	4.0	119,849	5.0
Borel	91,423	9.60	38,098	4.0	47,622	5.0
FPB	48,498	9.94	19,525	4.0	24,406	5.0
Gibraltar	96,215	7.51	51,241	4.0	64,051	5.0

AS OF DECEMBER 31, 2005
Total risk-based capital:
Company	$450,819	13.14%	$274,391	>8.0%	$342,989	>10.0%
Boston Private Bank	158,567	11.15	113,767	8.0	142,209	10.0
Borel	86,278	11.42	60,429	8.0	75,537	10.0
FPB	44,261	11.86	29,844	8.0	37,305	10.0
Gibraltar	92,764	11.41	65,023	8.0	81,279	10.0
Tier I risk-based:
Company	362,598	10.57	137,196	4.0	205,793	6.0
Boston Private Bank	140,791	9.90	56,884	4.0	85,325	6.0
Borel	76,836	10.17	30,215	4.0	45,322	6.0
FPB	39,772	10.66	14,922	4.0	22,383	6.0
Gibraltar	83,563	10.28	32,512	4.0	48,767	6.0
Tier I leverage capital:
Company	362,598	7.64	189,887	4.0	237,358	5.0
Boston Private Bank	140,791	6.54	86,106	4.0	107,633	5.0
Borel	76,836	9.02	34,064	4.0	42,580	5.0
FPB	39,772	9.22	17,255	4.0	21,569	5.0
Gibraltar	83,563	7.59	44,045	4.0	55,057	5.0

Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. LITIGATION AND CONTINGENCIES

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery, and Westfield intends to file a motion for summary judgment in due course.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. RELATED PARTY TRANSACTIONS

Stephen M. Waters, who is a director of the Company, has two loans for approximately $7.8 million with Boston Private Bank. In addition to this loan, Mr. Waters is also a guarantor on one loan with Boston Private Bank for approximately $236 thousand at December 31, 2006. Mr. Waters also has an unsecured standby letter of credit with a line of $465 thousand and a zero balance as of December 31, 2006 with Gibraltar. The loans with Boston Private Bank were originated prior to Mr. Waters becoming a director of the Company. All of the loans are current as of December 31, 2006. All loans were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Robert J. Whelan, who is Executive Vice President and Chief Financial Officer of the Company, has an outstanding residential mortgage loan for approximately $198 thousand, as of December 31, 2006, with Boston Private Bank. This loan was originated prior to Mr. Whelan being employed by the Company. This loan was current as of December 31, 2006. This loan was made in the ordinary course of business under normal credit terms, including interest rate and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and does not represent more than normal credit risk.

26. COMMON STOCK

In December of 2003 the Company entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Merrill Lynch Affiliate”) agreed to borrow and sell 2.3 million shares of the Company’s common stock. In the first quarter of 2004, the Company drew down 700 thousand shares of stock under the forward sale agreement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 25.7 percent and total revenues constituting 17.7 percent in 2006 of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified retrospective application method and, accordingly, has adjusted all prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expresses an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Gibraltar Private Bank & Trust Company

Coral Gables, Florida:

We have audited the consolidated balance sheets of Gibraltar Private Bank & Trust Company and Subsidiary (the “Bank”) as of December 31, 2006 and December 31, 2005, and the related consolidated statement of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006 and the three month period ended December 31, 2005. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gibraltar Private Bank & Trust Company and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the three-month period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expresses an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting and an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting.

Fort Lauderdale, Florida

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Boston Private Financial Holdings, Inc. the (“Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not audit the effectiveness of internal control over financial reporting of Gibraltar Private Bank and Trust Company, a wholly-owned subsidiary, whose financial statements reflect total assets and total revenues constituting 25.7 and 17.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The effectiveness of Gibraltar Private Bank and Trust Company’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Gibraltar Private Bank and Trust Company’s internal control over financial reporting is based solely on the report of the other auditors.

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

In our opinion, based on our report and the report of the other auditors, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company acquired on June 1, 2006, Anchor Capital Holdings LLC (“Anchor”), a newly created holding company that owns 80% of Anchor Capital and Anchor/Russell and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Anchor’s internal control over financial reporting, with associated assets of $88.3 million and total revenue of $16.7 million generated by Anchor that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Anchor.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements. We did not audit the financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 25.7 percent and total revenue constituting 17.7 percent in 2006 of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the financial statements, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company, is based solely on the report of the other auditors.

Boston, Massachusetts

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Gibraltar Private Bank & Trust Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gibraltar Private Bank & Trust Company and Subsidiary (the “Bank”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Bank’s internal control over financial reporting based on our audit.

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

A bank’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A bank’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Bank; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Bank assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Bank maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Bank as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006, and the three-month period ended December 31, 2005, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

Fort Lauderdale, Florida

February 26, 2007

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework. The Company acquired Anchor (“Anchor”) on June 1, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Anchor’s internal control over financial reporting, with associated assets of $88.3 million and total revenue of $16.7 million generated by Anchor that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by the Company’s independent registered public accounting firms: KPMG LLP and Hacker Johnson & Smith PA, as stated in their reports which are included elsewhere herein.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting, except for Anchor as noted above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the definitive Proxy Statement (the “Proxy Statement”) for the 2007 Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8 “Financial Statements and Summary Data Note 25: Related Party Transactions in Notes to Consolidated Financial Statements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

None

(3) Exhibits

Exhibit No.	Description
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

3.4	By-laws of Boston Private Financial Holdings, Inc., as amended (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 6, 2000)

3.5	Amendment to By-laws of Boston Private Financial Holdings, Inc., dated April 18, 2002 (incorporated by reference to Exhibit 3.5 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.1	Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Harold A. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-4 filed on August 16, 2001)

10.2	Amendment to Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Harold A. Fick, dated January 17, 1989 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-4 filed on August 16, 2001)

10.3	Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Ronald G. Fick, dated December 28, 1988 (incorporated by reference to Exhibit 10.3 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.4	Amendment to Executive Salary Continuation Agreement by and between Borel Private Bank & Trust Company and Ronald G. Fick, dated January 17, 1987 (incorporated by reference to Exhibit 10.4 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.5	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.6	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.7	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.8	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

Exhibit No.	Description
10.9	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.10	Employment Agreement by and among Boston Private Financial Holdings, Inc., RINET Company, Inc., and Richard N. Thielen, dated July 22, 1999 (incorporated by reference to Exhibit 10.10 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 6, 2000)

10.11	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Richard N. Thielen, dated November 17, 2003 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.12	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003 (incorporated by reference to Exhibit 10.14 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.13	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.14	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on July 24, 2001)

10.15	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

10.16	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.17	Borel Private Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on December 3, 2001)

10.18	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003 Plan (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 12, 2004)

10.19	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.20	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.21	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.22	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)

Exhibit No.	Description
10.23	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003 (incorporated by reference to Exhibit 10.24 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 15, 2005)

10.24	Executive employment agreement dated January 1, 2004 by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.25	First Amendment to the Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.26	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on June 15, 2004)

10.27	Amended and Restated Credit Agreement by and between Boston Private Financial Holdings, Inc. and Sun Trust Bank dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 1, 2004)

10.28	Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.29	Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.30	First Private Bank & Trust 1994 Stock Option Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on March 5, 2004)

10.31	Purchase Agreement dated October 5, 2004 between Boston Private Financial Holdings, Inc. and Boston Private Capital Trust I; for the sale of convertible trust preferred securities (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 12, 2004.)

10.32	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed March 7, 2005)

10.33	Indenture dated September 27, 2005 between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.34	Guarantee Agreement dated as of September 27, 2005 by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.35	Amended and Restated Declaration of Trust of Boston Private Capital Trust II dated September 27, 2005 (incorporated by reference to Exhibit 10.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

Exhibit No.	Description
10.36	Revolving Credit Agreement by and between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as administrative agent, dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on December 28, 2005)

*10.37	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Steven D. Hayworth dated April 18, 2005 and amendment thereto, dated May 4, 2006.

10.38	Gibraltar Financial Corporation Amended and Restated 1996 Employee Stock Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.39	Gibraltar Financial Corporation 2002 Non-Employee Director and Agent Stock Incentive Plan, as amended (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.40	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Robert J. Whelan dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on October 25, 2006)

10.41	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Kathryn A. Kearney dated October 23, 2006 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on October 25, 2006)

10.42	Forms of award grant agreements under the Company’s 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on December 20, 2006)

11.1	Statement regarding computation of per share earnings (set forth in the “Notes to Consolidated Financial Statements” herewith)

*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.

*23.1	Consent of KPMG LLP

*23.2	Consent of Hacker, Johnson & Smith PA

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2007.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ TIMOTHY L. VAILL
Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	February 28, 2007

/s/ WALTER M. PRESSEY Walter M. Pressey	President	February 28, 2007

/s/ ROBERT J. WHELAN Robert J. Whelan	Executive Vice President and Chief Financial Officer	February 28, 2007

/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	February 28, 2007

/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	February 28, 2007

/s/ PETER C. BENNETT Peter C. Bennett	Director	February 28, 2007

/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	February 28, 2007

/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	February 28, 2007

/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	February 28, 2007

/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	February 28, 2007

/s/ WILLIAM J. SHEA William J. Shea	Director	February 28, 2007

/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	February 28, 2007

/s/ STEPHEN M. WATERS Stephen M. Waters	Director	February 28, 2007