Form 10-Q
period 2007-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2007-05-10
CIK 821127

As filed with the Securities and Exchange Commission on May 10, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007:

Common Stock-Par Value $1.00	37,043,398
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
Assets:
Cash and due from banks	$108,842	$115,951
Federal funds sold	169,241	123,445

Cash and cash equivalents	278,083	239,396
Investment securities:
Available-for-sale (amortized cost of $456,931 and $527,190, respectively)	454,455	523,848
Held-to-maturity (fair value of $14,023 and $13,819, respectively)	14,113	13,959

Total investment securities	468,568	537,807
Loans held for sale	8,911	5,224
Loans:
Commercial	1,958,283	1,863,971
Construction	649,889	632,263
Residential mortgage	1,581,829	1,546,965
Home equity and other consumer loans	268,956	268,053

Total loans	4,458,957	4,311,252
Less: allowance for loan losses	44,555	43,387

Net loans	4,414,402	4,267,865
Stock in Federal Home Loan Banks and Banker’s Bank	43,417	40,096
Premises and equipment, net	36,853	35,641
Goodwill	332,462	335,633
Intangible assets, net	121,782	125,331
Fees receivable	26,496	28,248
Accrued interest receivable	22,604	22,913
Other assets	117,932	125,390

Total assets	$5,871,510	$5,763,544

Liabilities:
Deposits	$4,101,432	$4,077,831
Securities sold under agreements to repurchase	107,695	77,605
Federal Home Loan Bank borrowings	670,372	602,903
Junior subordinated debentures	234,021	234,021
Accrued interest payable	12,189	10,964
Other liabilities	94,519	125,023

Total liabilities	$5,220,228	$5,128,347

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 36,759,624 shares at March 31, 2007 and 36,589,727 shares at December 31, 2006	36,760	36,590
Additional paid-in capital	430,072	424,787
Retained earnings	185,946	176,111
Accumulated other comprehensive loss	(1,496)	(2,291)

Total stockholders’ equity	651,282	635,197

Total liabilities and stockholders’ equity	$5,871,510	$5,763,544

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$76,524	$61,145
Taxable investment securities	2,737	2,787
Non-taxable investment securities	1,872	1,575
Mortgage-backed securities	357	412
Federal funds sold and other	2,347	2,267

Total interest and dividend income	83,837	68,186

Interest expense:
Deposits	28,912	16,522
Federal Home Loan Bank borrowings	7,689	4,341
Junior subordinated debentures	3,293	3,258
Other short-term borrowings	559	497

Total interest expense	40,453	24,618

Net interest income	43,384	43,568
Provision for loan losses	1,176	1,163

Net interest income after provision for loan losses	42,208	42,405

Fees and other income:
Investment management and trust fees	37,707	28,813
Wealth advisory fees	7,266	6,411
Earnings in equity investments	683	772
Deposit account service charges	426	444
Gain on sale of loans, net	532	457
Other	2,027	1,385

Total fees and other income	48,641	38,282

Operating expense:
Salaries and employee benefits	46,601	39,375
Occupancy and equipment	7,874	6,558
Professional services	3,206	2,808
Marketing and business development	2,596	2,336
Contract services and processing	1,435	1,230
Amortization of intangibles	3,549	2,875
Other	4,282	4,517

Total operating expense	69,543	59,699

Minority interest	914	814

Income before income taxes	20,392	20,174

Income tax expense	7,258	7,346

Net income	$13,134	$12,828

Per share data:
Basic earnings per share	$0.36	$0.37

Diluted earnings per share	$0.34	$0.35

Average basic common shares outstanding	36,276,912	34,621,181
Average diluted common shares outstanding	41,135,058	39,228,346

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands, except share data)
Balance at December 31, 2005	$34,800	$374,818	$133,190	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	12,828	—	12,828
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	(888)	(888)
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	(212)	(212)

Total comprehensive income, net of tax					11,728
Dividends paid to shareholders	—	—	(2,794)	—	(2,794)
Proceeds from issuance of 60,842 shares of common stock	61	1,558	—	—	1,619
Issuance of 71,923 shares of incentive common stock	72	(72)	—	—	—
Amortization of incentive stock grants	—	694	—	—	694
Amortization of stock options and employee stock purchase plan	—	1,415	—	—	1,415
Stock options exercised	248	2,613	—	—	2,861
Excess tax savings on stock options exercised	—	819	—	—	819

Balance at March 31, 2006	$35,181	$381,845	$143,224	$(4,560)	$555,690

Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive Income:
Net income	—	—	13,134	—	13,134
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	721	721
Changes in unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	74	74

Total comprehensive income, net of tax					13,929
Dividends paid to shareholders	—	—	(3,299)	—	(3,299)
Proceeds from issuance of 65,634 shares of common stock	66	1,637	—	—	1,703
Issuance of 42,100 shares of incentive stock grants	42	(42)	—	—	—
Amortization of incentive stock grants	—	674	—	—	674
Amortization of stock options and employee stock purchase plan	—	1,837	—	—	1,837
Stock options exercised	62	1,147	—	—	1,209
Excess tax savings on stock options exercised	—	32	—	—	32

Balance at March 31, 2007	$36,760	$430,072	$185,946	$(1,496)	$651,282

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$13,134	$12,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,872	6,180
Common shares issued as compensation	57	160
Provision for loan losses	1,176	1,163
Loans originated for sale	(58,074)	(31,120)
Proceeds from sale of loans held for sale	54,919	41,360
Net increase in other operating activities	(17,920)	(22,997)

Net cash provided by operating activities	164	7,574

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(55,865)	(111,747)
Sales	25	—
Maturities, redemptions, and principal payments	125,685	84,701
Investment securities held-to-maturity:
Purchases	(1,997)	(19,935)
Maturities and principal payments	1,850	47,960
(Investments) in trusts, net of distributions	4,196	(578)
Purchase of Federal Home Loan Banks stock	(3,321)	(3,823)
Net increase in portfolio loans	(145,882)	(133,628)
Capital expenditures, net of sale proceeds	(3,490)	(2,803)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(2,778)	(3,749)

Net cash used in investing activities	(81,577)	(143,602)

Cash flows from financing activities:
Net increase in deposits	23,601	55,981
Net increase (decrease) in securities sold under agreements to repurchase	30,090	(2,018)
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(94,898)	42,676
Net increase in long-term Federal Home Loan Bank borrowings	162,414	18,445
Dividends paid to stockholders	(3,299)	(2,794)
Excess tax savings on stock options exercised	32	819
Proceeds from stock option exercises	1,209	2,861
Proceeds from issuance of common stock, net	951	542

Net cash provided by financing activities	120,100	116,512

Net increase (decrease) in cash and cash equivalents	38,687	(19,516)
Cash and cash equivalents at beginning of year	239,396	372,316

Cash and cash equivalents at end of period	$278,083	$352,800

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$39,228	$24,571
Cash paid for income taxes, net of refunds received	78	3,011
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	721	(888)
Change in unrealized gain (loss) on cash flow hedge, net of estimated income taxes	74	(212)
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligation	$695	$917

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which consist of four private banks, and seven registered investment advisers. The Company’s four private banks include; Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations; and Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association. The Company’s seven registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), Sand Hill Advisors, Inc. (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company LLC (“RINET”), and Anchor Capital Holdings LLC (“Anchor”). In addition, the Company holds an approximately 27.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 49.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at March 31, 2007. Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. BOS is a registered investment adviser. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, DGHM, BPVI, Sand Hill, KLS, RINET, and Anchor (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and are included in other assets.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the quarters ended March 31, 2007 and 2006.

	Three Months Ending March 31,
	2007	2006
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$13,134	$12,828
Interest on convertible trust preferred securities, net of tax	750	765

Net income for EPS calculation using the if-converted method	$13,884	$13,593
Calculation of average shares outstanding:
Average basic common shares outstanding	36,276,912	34,621,181
Dilutive effect of:
Stock options, stock grants and other	1,674,309	1,424,956
Convertible trust preferred securities	3,183,837	3,182,209

Dilutive potential common shares	4,858,146	4,607,165

Average diluted common shares outstanding	41,135,058	39,228,346

Per Share Data:
Basic earnings per share	$0.36	$0.37
Diluted earnings per share	$0.34	$0.35

(3) Business Segments

Management Reporting

The Company has 12 reportable segments: Boston Private Bank, Borel, FPB, Gibraltar, Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, Anchor, and Boston Private Financial Holdings, Inc. (Parent Company only) (“HC”). The financial performance of the Company is managed and evaluated by business segment. The segments are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies. In the first quarter 2007 the Company moved its Sand Hill segment from the Investment Management business line to its Wealth Advisory business line. All prior period revenues have been reclassified to conform to the current year’s presentation.

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

FPB provides a range of deposit and loan banking products as well as trust services to its customers. Its primary focus is on small and medium sized businesses and professionals located in the Los Angeles and San Bernardino counties.

Gibraltar provides private banking and wealth management services to professionals, as well as business owners, entrepreneurs, corporate executives and individuals primarily in Miami-Dade, Monroe, Broward, Collier, and Palm Beach counties. In the fourth quarter of 2006 Gibraltar opened a private banking office in New York City.

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

Sand Hill provides comprehensive, planning based financial strategies for wealthy individuals, families, charitable organizations and select institutions in northern California.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2007 and 2006. Interest expense on junior subordinated debentures are reported at the Holding Company.

At and For the Three Months Ended

March 31, 2007

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$86	$65	$7	$7	$53	$15	$19	$252
Non-interest income	16,898	4,540	1,861	1,817	3,385	2,127	8,105	38,733

Total revenues	$16,984	$4,605	$1,868	$1,824	$3,438	$2,142	$8,124	$38,985
Non-interest expense and minority interest	9,992	3,940	1,544	1,429	2,671	2,043	6,299	27,918
Income taxes	2,925	429	130	170	353	41	773	4,821

Segment profit	$4,067	$236	$194	$225	$414	$58	$1,052	$6,246
Segment assets	$42,695	$93,072	$16,587	$5,584	$34,942	$5,471	$90,472	$288,823
Amortization of intangibles	$—	$808	$25	$60	$195	$—	$859	$1,947

(In millions)
Assets under management	$10,521	$2,014	$1,284	$915	$3,939	$1,285	$6,976	$26,934

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,179	$11,085	$6,805	$12,250	$46,319	$252	$(3,246)	$59	$43,384
Non-interest income	5,022	1,644	485	2,267	9,418	38,733	701	(211)	48,641

Total revenue	$21,201	$12,729	$7,290	$14,517	$55,737	$38,985	$(2,545)	$(152)	$92,025
Provision for loan losses	$714	$—	$207	$255	$1,176	$—	$—	$—	$1,176
Non-interest expense and minority interest	14,140	6,442	4,536	11,651	36,769	27,918	5,922	(152)	70,457
Income taxes	1,390	2,495	1,008	1,094	5,987	4,821	(3,550)	—	7,258

Segment profit	$4,957	$3,792	$1,539	$1,517	$11,805	$6,246	$(4,917)	$—	$13,134
Segment assets	$2,441,730	$1,071,796	$558,836	$1,512,751	$5,585,113	$288,823	$52,367	$(54,793)	$5,871,510
Amortization of intangibles	$—	$—	$201	$1,311	$1,512	$1,947	$90	$—	$3,549

(In millions)
Assets under management and advisory	$2,499	$707	$15	$959	$4,180	$26,934	$—	$(255)	$30,859

At and For the Three Months Ended

March 31, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$22	$53	$5	$4	$41	$7	$132
Non-interest income	13,996	7,854	1,674	1,673	2,878	1,940	30,015

Total revenue	$14,018	$7,907	$1,679	$1,677	$2,919	$1,947	$30,147
Non-interest expense and minority interest	8,329	5,267	1,455	1,413	2,447	1,798	20,709
Income taxes	2,379	1,195	90	118	209	62	4,053

Segment profit	$3,310	$1,445	$134	$146	$263	$87	$5,385
Segment assets	$40,498	$103,574	$16,248	$5,483	$34,877	$5,272	$205,952
Amortization of intangibles	$—	$885	$25	$60	$225	$—	$1,195

(In millions)
Assets under management and advisory	$9,200	$3,489	$1,143	$904	$3,335	$1,203	$19,274

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,060	$10,309	$6,213	$13,959	$46,541	$132	$(3,106)	$1	$43,568
Non-interest income	4,332	1,282	464	1,962	8,040	30,015	422	(195)	38,282

Total revenue	$20,392	$11,591	$6,677	$15,921	$54,581	$30,147	$(2,684)	$(194)	$81,850
Provision for loan losses	$204	$225	$67	$667	$1,163	$—	$—	$—	$1,163
Non-interest expense and minority interest	13,759	5,585	3,619	11,130	34,093	20,709	5,905	(194)	60,513
Income taxes	1,644	2,265	1,180	1,681	6,770	4,053	(3,477)	—	7,346

Segment profit	$4,785	$3,516	$1,811	$2,443	$12,555	$5,385	$(5,112)	$—	$12,828
Segment assets	$2,280,467	$929,785	$470,803	$1,320,883	$5,001,938	$205,952	$55,710	$(32,336)	$5,231,264
Amortization of intangibles	$—	$—	$206	$1,474	$1,680	$1,195	$—	$—	$2,875

(In millions)
Assets under management and advisory	$2,352	$693	$—	$802	$3,847	$19,274	$—	$(222)	$22,899

(1)	Acquired on June 1, 2006.

Boston Private Bank, Borel, FPB and Gibraltar also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers.

(4) Goodwill and Intangible Assets

The following is an analysis of the activity in goodwill for the three months ended March 31, 2007:

(In thousands) Goodwill	Balance at December 31, 2006	Acquisitions and adjustments	Balance at March 31, 2007
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,327	—	13,327
BPVI	1,189	—	1,189
DGHM	56,468	(3,209)	53,259
FPB	34,392	—	34,392
KLS	22,829	—	22,829
Gibraltar	154,497	—	154,497
Anchor	38,463	38	38,501
Equity method investments	12,065	—	12,065

Total	$335,633	$(3,171)	$332,462

Goodwill was reduced by $3.2 million at DGHM to reflect lower future estimated contingent consideration payments that were accrued as of the date of acquisition. In the first quarter of 2007, the Company made its 2007 deferred acquisition payment to DGHM pursuant to the terms of the agreement. The payment was approximately $3.5 million of which 80% was paid in cash and the remaining 20% was paid with the Company’s stock.

For tax purposes, the goodwill relating to Sand Hill, DGHM, KLS and a portion of the goodwill relating to BPVI and FPB, is expected to be deductible.

Intangible assets, net, consisted of the following:

	At March 31, 2007			At December 31, 2006
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$98,194	$19,862	$78,332	$98,194	$17,693	$80,501
Core deposit intangibles	47,800	8,710	39,090	47,800	7,497	40,303
Employment agreements	3,397	937	2,460	3,670	1,043	2,627
Trade names	1,900	—	1,900	1,900	—	1,900

Total	$151,291	$29,509	$121,782	$151,564	$26,233	$125,331

Amortization expense for the quarters ended March 31, 2007 and 2006 was $3.5 million, and $2.9 million, respectively, an increase of $674 thousand, or 23.4%. The Anchor, BOS, and Coldstream Holdings acquisitions increased amortization by $949 thousand, and the reduced amortization at DGHM, KLS, FPB, and Gibraltar, based on the amortization method, decreased amortization by $275 thousand.

(5) Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In September 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007 and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

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

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus will require an employer to measure the asset associated with collateral-assignment split-dollar life insurance. The consensus will also require that the employer recognize a liability for a postretirement benefit if the employer has agreed to maintain the policy during the employee’s retirement or provide the employee with a death benefit. This consensus is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting this consensus on the Company’s financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The consensus will require that the realized income tax benefit arising from the deduction of dividend payments on nonvested equity classified awards be recognized as an increase to additional paid-in capital. These benefits are currently recognized in the income tax provision and lower a company’s effective tax rate. The consensus is effective for fiscal years beginning after September 15, 2007. Management does not believe the impact of adopting this consensus will have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2007

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that we may not be able to attract and retain investment management and wealth advisory clients at current levels, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, and changes in assumptions used in making such forward looking statements. These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions through its nine wholly-owned and two majority-owned subsidiaries. The Company offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB and Gibraltar. Within the wealth advisory and investment management disciplines, the operating segments are Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and Anchor. The Company also owns a minority interest in BOS and Coldstream Holdings. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2007. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On June 1, 2006, the Company acquired Anchor. The financial results of the acquired entity have had a significant impact on our results of operations for the first quarter of 2007, and should be considered in comparing the Company’s results of operations for the first quarter of 2007 to the first quarter of 2006. At the time of acquisition, excluding the effects of purchase accounting adjustments, Anchor had $7.7 million in assets and $5.4 billion in assets under management. The assets, revenues, expenses, profit and assets under management, as of March 31, 2007, are disclosed in Note 3—Business Segments— to the Company’s financial statements.

At March 31, 2007, Boston Private’s consolidated subsidiaries managed or advised approximately $30.9 billion in client investment assets and had balance sheet assets of approximately $5.9 billion.

During the first quarter of 2007, through growth in its organic business efforts, the acquisition of Anchor, and strong equity market conditions, the Company earned revenues of $92.0 million, an increase of 12.4% over revenues of $81.9 million for the same period in 2006. Total operating expenses, including minority interest, was $70.5 million for the first quarter of 2007, a 16.4% increase over total operating expenses of $60.5 million, including minority interest, for the same period in 2006. Net income for the first quarter of 2007 was $13.1 million, or $0.34 per diluted share, as compared to net income for the first quarter of 2006 of $12.8 million, or $0.35 per diluted share.

Items that impacted the Company’s results in the first quarter 2007 include: the acquisition of Anchor; net interest margin compression driven by the challenging interest rate environment as well as the Company’s strong loan growth outpacing deposit growth; and increased assets under management driven by strong equity markets and positive organic flows, in spite of the significant outflows that the Company experienced at DGHM.

Anchor had revenues of $8.1 million in the first quarter of 2007. Total operating expenses and minority interest in the first quarter of 2007 for Anchor was $6.3 million. Anchor had net income of $1.1 million in the first quarter of 2007. The change in the Company’s statement of operations, excluding the results of operations for Anchor, is disclosed in the Company’s three months ended March 31, 2007 results of operations discussion.

In the first quarter of 2007, the Banks’ loan growth outpaced deposit growth. Average loans and deposits grew $174.8 million and $92.8 million, respectively, from the fourth quarter of 2006. The shortfall in deposits caused the Banks to fund their loan growth with additional Federal Home Loan Bank borrowings and reduced liquidity. The funding of the new loans with higher priced borrowings, coupled with the competitive pressures on deposit pricing had a negative impact on the Company’s net interest margin. Net interest margin, on a fully taxable equivalent basis, decreased 51 basis points from 4.02% in the first quarter of 2006 to 3.51% in the first quarter of 2007. Future net interest margins will be affected by the growth of the Banks’ interest bearing assets, the related funding, loan quality, deposit mix, and the interest rate yield curve. The Company believes that the primary interest rate risk is a continued flat or inverted yield curve which could have an adverse impact on net interest margin at the Banks.

In the first quarter of 2007, the investment management business continued to benefit from the Company’s acquisition of Anchor, in addition to strong equity markets, increased performance fees, and positive organic flows, in spite of the outflows that the Company experienced at DGHM. Assets under management and advisory (“AUM”) from consolidated banks and investment managers increased approximately $785 million to $24.6 billion at March 31, 2007, from $23.8 billion at December 31, 2006. The $785 million increase in AUM is comprised of approximately $156 million in net new assets and $629 million in market appreciation. Anchor contributed approximately $294 million in net new business during the first quarter of 2007.

Thus far in the second quarter of 2007, DGHM’s AUM has continued to decline. During the month of April, management of DGHM has been notified of several account resignations, including one significant account. These resignations are greater than anticipated. Although positive market action during the month of April has offset a portion of the decline in AUM from business lost thus far in the second quarter, the Company believes it prudent to test for impairment of goodwill and will conduct this test in the second quarter of 2007. Until the testing is completed and the results are available, the Company will not be able to determine whether a charge for impairment of goodwill is required. Any such non-cash impairment charge would, if required, reduce the Company’s net income for the period in which the charge is taken and also reduce the amount of total goodwill of the Company. If such a charge is required, the non-cash impairment charge could be significant to the results of operations for the quarter; however, it would not affect operating cash flow. See Critical Accounting Policies: Valuation of Goodwill/Intangible Assets and Analysis for Impairment for more information.

The decrease in goodwill at DGHM in the first quarter was not related to impairment. Information related to this change in goodwill is explained in the Financial Condition discussion below under “Goodwill”.

In the first quarter of 2007, we had negative operating leverage of 4.0% over the same period last year. The Company defines operating leverage as the percent increase in revenue versus the percent increase in operating expenses and minority interest. The negative operating leverage was driven by the 51 basis points of compression of the net interest margin while loans increased by 18.6% and deposits increased 7.8%.

The return on average assets decreased 10 basis points to 0.91% for the quarter ended March 31, 2007 compared to 1.01% during the same period in 2006. The decrease is primarily due to the Company’s net interest margin compression. Average assets increased $730.9 million, or 14.4%, from $5.1 billion in the first quarter of 2006 to $5.8 billion in the first quarter of 2007. The increase in average assets was primarily due to the increase in the Company’s loan portfolio.

The return on average equity decreased 117 basis points to 8.17% for the quarter ended March 31, 2007 compared to 9.34% during the same period in 2006. The decrease was primarily due to additional equity issued in connection with the Company’s acquisition of Anchor in the second quarter of 2006. Average equity increased $93.3 million, or 17.0%, from $549.6 million in the first quarter of 2006 to $642.9 million in the first quarter of 2007.

The effective tax rate for the first quarter of 2007 was 35.6% and the related income tax expense was $7.3 million. The effective tax rate for the same period in 2006 was 36.4% and the related income tax expense was $7.3 million. The decrease in the Company’s effective tax rate was due to state taxes and increased earnings from Bank Owned Life Insurance (“BOLI”) and from tax-free state and municipal investments as a percentage of total pre-tax earnings, offset by the non-deductible compensation expenses.

Management continues to focus on identifying attractive acquisition candidates in areas where the Company can build regional platforms from which to serve the targeted client base. The Company will continue to look at acquisition targets with an eye towards further geographic and business line diversification. By diversifying geographically, the Company mitigates the impact of regional economic risks. By diversifying by revenue stream between the three distinct lines of business, the Company expects to achieve more stable revenue and earnings. And lastly, with any acquisition, management will consider the types of assets under management or advisory and the diversification impact on our existing investment management concentrations.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends and involve the most complex or subjective decisions or assessments are as follows:

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value. Intangible assets acquired are primarily comprised of investment management advisory contracts and core deposit intangibles. The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis. They are being amortized over the period the assets are expected to contribute to the cash flows of the Company, which reflect the expected pattern of benefit. These intangible assets are amortized using either an accelerated method or the straight-line method based upon the projected cash flows the Company will receive from the customer relationships during the estimated useful lives.

These intangible assets are subject to impairment tests in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Assets under management are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are also reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006. Goodwill was reviewed during the fourth quarter of 2006 using discounted cash flow analysis and by reviewing market data for sales of investment management and banking firms. It was determined that the estimated fair value exceeded the carrying value so no impairment was recognized.

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

Thus far in the second quarter of 2007, DGHM’s AUM has continued to decline. During the month of April, management of DGHM has been notified of several account resignations, including one significant account. These resignations are greater than anticipated. Although positive market action during the month of April has offset a portion of the decline in AUM from business lost thus far in the second quarter, the Company believes it prudent to test for impairment of goodwill and will conduct this test in the second quarter of 2007. Until the testing is completed and the results are available, the Company will not be able to determine whether a charge for impairment of goodwill is required. Any such non-cash impairment charge would, if required, reduce the Company’s net income for the period in which the charge is taken and also reduce the amount of total goodwill of the Company. If such a charge is required, the non-cash impairment charge could be significant to the results of operations for the quarter; however, it would not affect operating cash flow.

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

Stock-Based Compensation

The Company’s stock-based compensation plans include stock options, restricted stock and employee stock purchase plans that encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers and other factors. The Company uses historical data to estimate employee option exercise behavior, and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the requisite service period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible.

The Company’s annual stock option grant took place in the first quarter of 2007 and approximately 700,000 options were issued to employees. Those options were valued at approximately $9.86 per option, based on an expected term of approximately 6 years, 30% volatility, 4.7% risk free rate and a 1.5% expected dividend yield. Stock compensation in the first quarter from this option grant was $605 thousand. Total stock compensation expense for the three months ended March 31, 2007 from stock options granted in 2007 and previous years was $1.6 million.

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

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at March 31, 2007 is realizable and no valuation allowance is needed. Although the Company has determined that a valuation allowance is not required for deferred tax assets at March 31, 2007, there is no guarantee that these assets will ultimately be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any material adjustments to either its retained earnings or the liability for unrecognized tax benefits as a result of the implementation of Interpretation No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2007	$1,185
Additions based on tax positions related to the current quarter	81

Balance at March 31, 2007	$1,266

The Company expects that during 2007 the additions to the unrecognized tax benefits would be partially offset by a reduction in the unrecognized tax benefits of $267 thousand. This reduction would be the result of the expiration of the statute of limitations. These tax benefits could affect the effective tax rate in the third quarter of 2007, if recognized. The $267 thousand reduction in unrecognized tax benefits will have a favorable impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company accrued $119 thousand and $106 thousand for the payment of interest and penalties at March 31, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file federal income tax returns in the U.S. and files returns in California, Massachusetts, New York, Florida, and several other states. The Company’s federal and state tax returns filed for 2002 and before are no longer subject to examination by the federal or state jurisdiction.

Financial Condition

Total Assets. Total assets increased $108.0 million, or 1.9%, to $5.9 billion at March 31, 2007 from $5.8 billion at December 31, 2006. This increase was primarily driven by organic growth in loans which were funded by growth in deposits, reduced liquidity, and additional Federal Home Loan Bank borrowings.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks and Banker’s Bank) decreased $27.2 million or 3.3% to $790.1 million, or 13.5% of total assets, at March 31, 2007, from $817.3 million, or 14.2% of total assets, at December 31, 2006. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment securities:

		Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At March 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$20,374	$1	$(39)	$20,336
U.S. Agencies	155,172	62	(826)	154,408
Corporate bonds	15,540	—	(184)	15,356
Municipal bonds	232,274	569	(1,309)	231,534
Mortgage-backed securities	28,207	16	(669)	27,554
Other	5,364	125	(222)	5,267

Total	$456,931	$773	$(3,249)	$454,455

Held-to-maturity securities at amortized cost:
U.S. Government	$3,244	$—	$(3)	$3,241
U.S. Agencies	1,975	—	(16)	1,959
Mortgage-backed securities	7,307	—	(63)	7,244
Other	1,587	—	(8)	1,579

Total	$14,113	$—	$(90)	$14,023

At December 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$18,041	$3	$(62)	$17,982
U.S. Agencies	182,033	22	(1,253)	180,802
Corporate bonds	23,686	—	(276)	23,410
Municipal bonds	232,068	598	(1,558)	231,108
Mortgage-backed securities	28,515	11	(721)	27,805
Other	42,847	33	(139)	42,741

Total	$527,190	$667	$(4,009)	$523,848

Held-to-maturity securities at amortized cost:
U.S. Government	$2,745	$—	$(6)	$2,739
U.S. Agencies	1,970	—	(23)	1,947
Mortgage-backed securities	7,660	—	(101)	7,559
Other	1,584	—	(10)	1,574

Total	$13,959	$—	$(140)	$13,819

Loans held for sale. Loans held for sale increased $3.7 million, or 70.6%, to $8.9 million at March 31, 2007 from $5.2 million at December 31, 2006. This increase was primarily the result of the timing of loan sales and the type of residential loans originated at the Banks. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $147.7 million, or 3.4%, to $4.5 billion, or 75.9% of total assets, at March 31, 2007, from $4.3 billion, or 74.8% of total assets, at December 31, 2006. This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $111.9 million, or 4.5%, and $34.9 million, or 2.3%, respectively.

Risk Elements. The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. Non-performing assets decreased $510 thousand, or 4.8% to $10.0 million or 0.17% of total assets, at March 31, 2007, from $10.5 million, or 0.18% of total assets, at December 31, 2006. The decrease in non-accrual loans was primarily driven by payoffs on the previously reported non-accrual loans and non-accrual loans returning to performing status and a $75 thousand write-down of a repossessed asset.

At March 31, 2007, loans with an aggregate balance of $21.5 million, or 0.48% of total loans, were 30-89 days past due, an increase of $8.0 million, or 59.8%, as compared to $13.4 million at December 31, 2006. There were $438 thousand of loans 90 days past due but still accruing as of March 31, 2007, an increase of $414 thousand from December 31, 2006. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

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

The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At March 31, 2007, the Company had classified $38.6 million of loans as substandard, loss, special mention or doubtful based on the rating system adopted by the Company, compared to $35.1 million at December 31, 2006, an increase of 10.1%.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2007, the allowance for credit losses totaled $50.3 million and was comprised of the allowance for loan losses of $44.6 million and the reserve for unfunded loan commitments of $5.7 million. The allowance for credit losses increased $1.3 million, or 2.7%, from December 31, 2006. This increase reflects growth in the loan portfolio and increased unfunded loan commitments. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended March 31,
	2007	2006
	(In thousands)
Ending gross loans	$4,458,957	$3,758,778

Allowance for loan losses, beginning of period	43,387	37,607
Provision for loan losses	1,176	1,163
Charge-offs	(10)	(559)
Recoveries	2	32

Allowance for loan losses, end of period	$44,555	$38,243

Reserve for unfunded loan commitments, beginning of period	$5,585	$4,747
Provision for unfunded loan commitments (1)	163	521

Reserve for unfunded loan commitments, end of period	$5,748	$5,268

Allowance for credit losses, end of period	$50,303	$43,511

Allowance for loan losses to ending gross loans	1.00%	1.02%
Allowance for credit losses to ending gross loans	1.13%	1.16%

(1)	Expenses related to off-balance sheet credit risk are included in other expenses.

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks (“FHLB”) and Bankers Bank increased $3.3 million, or 8.3%, to $ 43.4 million at March 31, 2007 from $40.1 million at December 31, 2006. The increase was driven by the increased level of advances in FHLB Borrowings to fund a portion of the Banks loan growth. As members of the FHLB, the Banks’ are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill decreased $3.2 million, or 0.9% to $332.5 million at March 31, 2007 from $335.6 million at December 31, 2006. The decrease was due to a reduction made to the DGHM contingent liability to reflect lower estimated contingent consideration payments that were accrued as of the date of acquisition.

Intangible Assets. Intangible assets decreased $3.5 million, or 2.8% to $121.8 million at March 31, 2007 from $125.3 million at December 31, 2006. The decrease is due to the amortization recorded in the first three months of 2007.

Other Assets. Other assets decreased $7.5 million, or 5.9%, to $117.9 million at March 31, 2007, from $125.4 million at December 31, 2006. The decrease is due to a change in the balance of current and deferred tax assets as well as a change in the Company’s Rabbi Trust investment. The Company established and funded a Rabbi Trust in 2004 to offset the Company’s deferred compensation liability. The Rabbi Trust holds similar assets as the deferred compensation plan and approximately mirrors the activity in the hypothetical mutual funds of the deferred compensation plan. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income and are included in other assets.

Deposits. The Company experienced an increase in total deposits of $23.6 million, or 0.6%, to $4.1 billion, or 69.9% of total assets, at March 31, 2007, from $4.1 billion, or 70.8% of total assets, at December 31, 2006. Although deposits increased in the first quarter of 2007, the increase was modest compared to historical growth rates. The Company’s new private banking offices have continued to grow although strong competition throughout the banking industry has slowed the ability of our banks to grow. The following table shows the composition of our deposits at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$724,658	17.7%	$794,371	19.5%
NOW	390,164	9.5	368,238	9.0
Savings	210,443	5.1	163,310	4.0
Money market	1,837,618	44.8	1,892,164	46.4
Certificates of deposit under $100,000	158,997	3.9	143,106	3.5
Certificates of deposit $100,000 or greater	779,552	19.0	716,642	17.6

Total	$4,101,432	100.0%	$4,077,831	100.0%

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and junior subordinated debentures) increased $97.6 million, or 10.7%, to $1.0 billion at March 31, 2007 from $914.5 million at December 31, 2006. FHLB Borrowings increased $67.5 million, or 11.2%. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of its loans. Due to the loan growth outpacing the deposit growth during the first quarter of 2007, Boston Private Bank and Gibraltar used additional FHLB borrowings to fund a portion of loan demand. Repurchase Agreements increased $30.1 million, or 38.8%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature.

Other liabilities. Other liabilities decreased $30.5 million, or 24.4%, to $94.5 million at March 31, 2007 from $125.0 million at December 31, 2006. The decrease is primarily due to due to the payments on the 2006 accrued compensation and a reduction in the Company’s deferred acquisition obligation to DGHM as a result of a payment in the first quarter of 2007, pursuant to the terms of the acquisition agreement, and due to the reduction made to the DGHM contingent liability to reflect lower estimated contingent payments that were previously accrued for as of the date of acquisition.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At March 31, 2007, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $732.5 million, or 12.5% of total assets of the Company. This compares to $763.2 million, or 13.2% of total assets, at December 31, 2006.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit with an unaffiliated bank, and access to the money and capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of March 31, 2007 the Company was in compliance with these covenants and there was no outstanding borrowings under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At March 31, 2007, the estimated remaining cash outlay related to the Company’s deferred acquisition obligations was approximately $4.6 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM, KLS and Anchor have put and call options that would require the Company to purchase (and DGHM, KLS and Anchor shareholders to sell) the remaining minority ownership interests in these three companies at the then fair market value. Future payments under these put and call options can not be estimated due to the unpredictability of exercise of those rights and fair market values at future dates.

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

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2007 is approximately $13.2 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2007 for dividends to shareholders will be approximately $13.3 million.

The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company believes that the subsidiaries are well capitalized, and the Banks also have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Capital Resources

The Company’s stockholders’ equity at March 31, 2007 was $651.3 million, or 11.1% of total assets, compared to $635.2 million, or 11.0% of total assets at December 31, 2006. The increase was primarily the result of the Company’s current year earnings, equity issued in the Anchor acquisition, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, deferred acquisition payments, and the change in accumulated other comprehensive income. These increases were partially offset by dividends paid to stockholders.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Bank’s assets and certain off-balance sheet items as calculated under regulatory accounting standards. The Bank’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.

The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2007:
Total risk-based capital
Company	$513,950	12.57%	$326,995	>8.0%	$408,744	>10.0%
Boston Private Bank	183,234	11.28	129,979	8.0	162,474	10.0
Borel	107,063	11.05	77,544	8.0	96,930	10.0
FPB	51,993	11.21	37,116	8.0	46,395	10.0
Gibraltar	110,352	11.15	79,183	8.0	98,979	10.0
Tier I risk-based
Company	455,928	11.15	163,497	4.0	245,246	6.0
Boston Private Bank	162,897	10.03	64,989	4.0	97,484	6.0
Borel	96,353	9.94	38,772	4.0	58,158	6.0
FPB	46,567	10.04	18,558	4.0	27,837	6.0
Gibraltar	98,768	9.98	39,592	4.0	59,388	6.0
Tier I leverage capital
Company	455,928	8.47	215,252	4.0	269,064	5.0
Boston Private Bank	162,897	6.76	96,443	4.0	120,554	5.0
Borel	96,353	9.40	40,985	4.0	51,232	5.0
FPB	46,567	8.98	20,744	4.0	25,929	5.0
Gibraltar	98,768	7.51	52,637	4.0	65,797	5.0

As of December 31, 2006:
Total risk-based capital
Company	$491,325	12.24%	$321,011	>8.0%	$401,264	>10.0%
Boston Private Bank	182,681	11.40	128,223	8.0	160,279	10.0
Borel	102,142	10.89	75,055	8.0	93,818	10.0
FPB	53,691	11.90	36,109	8.0	45,136	10.0
Gibraltar	107,544	11.06	77,791	8.0	97,239	10.0
Tier I risk-based
Company	429,464	10.70	160,506	4.0	240,759	6.0
Boston Private Bank	162,625	10.15	64,111	4.0	96,167	6.0
Borel	91,423	9.74	37,527	4.0	56,291	6.0
FPB	48,498	10.74	18,054	4.0	27,082	6.0
Gibraltar	96,215	9.89	38,896	4.0	58,343	6.0
Tier I leverage capital
Company	429,464	8.22	209,035	4.0	261,293	5.0
Boston Private Bank	162,625	6.78	95,879	4.0	119,849	5.0
Borel	91,423	9.60	38,098	4.0	47,622	5.0
FPB	48,498	9.94	19,525	4.0	24,406	5.0
Gibraltar	96,215	7.51	51,241	4.0	64,051	5.0

Results of Operations for the Three Months Ended March 31, 2007

Net Income. The Company recorded net income of $13.1 million, or $0.34 per diluted share for the quarter ended March 31, 2007 compared to net income of $12.8 million, or $0.35 per diluted share, for the quarter ended March 31, 2006.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for Anchor.

	Three Months Ended March 31,		Change from March 31, 2006 to March 31, 2007	Anchor Acquisition March 31,	Change Excluding Anchor
(In thousands)	2007	2006		$2007	$
Interest and dividend income	$83,837	$68,186	$15,651	$19	$15,632
Interest expense	40,453	24,618	15,835	—	15,835

Net interest income	43,384	43,568	(184)	19	(203)

Provision for loan losses	1,176	1,163	13	—	13

Net interest income after provision for loan losses	42,208	42,405	(197)	19	(216)
Fees and other income	48,641	38,282	10,359	8,105	2,254
Operating expense	69,543	59,699	9,844	5,846	3,998
Minority interest	914	814	100	453	(353)

Income before income taxes	20,392	20,174	218	1,825	(1,607)

Income tax expense	7,258	7,346	(88)	773	(861)

Net income	$13,134	$12,828	$306	$1,052	$(746)

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the first quarter of 2007, net interest income was $43.4 million, a decrease of $184 thousand, or 0.4%, over the same period of 2006. The $184 thousand decrease in net interest income is the net result of $6.6 million from rate changes (change in average interest rate multiplied by the prior year average balance) net of $6.4 million in increased business volumes (change in average balance multiplied by the prior year average rate). The Company’s net interest margin was 3.51% for the first quarter of 2007, a decrease of 51 basis points compared to the same period of 2006 and a decrease of 7 basis points on a linked quarter basis. The decrease in the first quarter is primarily attributable to a 12 basis point increase in the cost of funds partially offset by an increased yield on earning assets.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended March 31, 2007 and March 31, 2006.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$243,861	$2,737	4.49%	$293,333	$2,787	3.80%
Non-taxable investment securities	231,727	2,888	4.98	225,479	2,453	4.35
Mortgage-backed securities	35,532	357	4.02	42,343	412	3.91
Federal funds sold and other	179,970	2,347	5.22	207,423	2,267	4.40
Loans(2)
Commercial and construction	2,540,403	49,128	7.74	2,047,660	37,991	7.42
Residential mortgage	1,588,980	22,834	5.75	1,385,586	19,075	5.51
Home equity and other consumer	265,736	5,181	7.77	244,125	4,536	7.43

Total loans	4,395,119	77,143	7.02	3,677,371	61,602	6.70
Total earning assets	5,086,209	85,472	6.72	4,445,949	69,521	6.26
Interest-bearing liabilities:
Deposits	$3,313,434	$28,912	3.54%	$2,892,416	$16,522	2.32%
Borrowed funds	975,446	11,541	4.73	761,991	8,096	4.26

Total interest-bearing liabilities	4,288,880	40,453	3.81	3,654,407	24,618	2.72
Net interest income		$45,019			$44,903
Interest rate spread			2.91%			3.54%
Net interest margin			3.51%			4.02%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.6 million and $1.3 million for 2007 and 2006, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $15.7 million, or 23.0%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increases in interest income on loans and investments.

Interest income on commercial loans increased $11.0 million, or 29.2%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of a 24.1% increase in average balances and a 32 basis point increase in the average yield. The increase in the average balance of commercial loans of $492.7 million was due to organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment in 2006 and the majority of loan rates based on the Prime rate or the London Interbank Offering Rate “LIBOR”.

Interest income on residential mortgage loans increased $3.8 million, or 19.7%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of a 14.7% increase in average balances and a 24 basis point increase in the average yield. The increase in the average balance of residential loans of $203.4 million was due to the organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment in 2006 as well as adjustable rate mortgage (“ARM”) loans repricing or modifying at a higher rate.

Interest income on consumer and other loans increased $645 thousand, or 14.2%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of an 8.9% increase in average balances and a 34 basis point increase in the average yield. The increase in the average balance of consumer and other loans was due to organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which has increased 50 basis points from March 31, 2006 to March 31, 2007.

Investment income increased $272 thousand, or 3.9%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of a 69 basis point increase, or 16.7%, in the average yield partially offset by a $77.5 million decrease in the average balance of investments due to decreased liquidity related to new loan growth increasing faster than deposit growth. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $15.8 million, or 64.3%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increases in the average rate paid on deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $12.4 million, or 75.0%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of a $421.0 million, or 14.6%, increase in the average balance, and a 122 basis point, or 52.6%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits.

Interest paid on borrowings increased $3.4 million, or 42.6%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of a $213.5 million, or 28.0%, increase in average balance, and a 47 basis point, or 11.0%, increase in the average rate paid. The increase in the average balance of borrowings was due to the additional FHLB borrowings used by Boston Private Bank and Gibraltar to fund a portion of their loan portfolios.

Provision for Loan Losses. The provision for loan losses in the first quarter of 2007 was flat compared to the first quarter of 2006 at $1.2 million. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $8 thousand during the first quarter of 2007 versus $527 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $10.4 million, or 27.1%, in the first quarter of 2007 compared to the first quarter of 2006. 78.2%, or $8.1 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, fees and other income increased $2.3 million, or 5.9%, as a result of increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees increased $8.9 million, or 30.9%, in the first quarter of 2007 compared to the first quarter 2006. 90.4%, or $8.0 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, investment management fees increased $858 thousand, or 3.0%, as a result of strong equity markets, increased performance fees and increased AUM. Although total AUM, excluding the assets from the wealth advisors KLS, RINET, and Sand Hill increased $7.2 billion, or 41.1%, from the first quarter of 2006 to the first quarter of 2007, AUM at DGHM declined approximately $1.5 billion for the same time period. Anchor had $7.0 billion in AUM at March 31, 2007. Management fees for our Banks and Investment Managers are typically calculated based on a percentage of AUM. Approximately 26% of the Company’s first quarter 2007 investment management and trust fees were calculated based on the December 31, 2006 market value ending AUM, the remaining 74% of the Company’s investment management and trust fees were calculated based on the March 31, 2007 market value ending AUM. The Company’s fees on AUM are affected by the timing of net new business flows, as well as the equity and bond markets.

Wealth advisory fees increased $855 thousand, or 13.3%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increases in the number of client relationships and increased fee structure. Assets under advisory managed by the wealth advisors KLS, RINET, and Sand Hill increased $794 million, or 14.5% from the first quarter 2006 to the first quarter 2007.

Other income increased $642 thousand, or 46.4%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of the increase in the cash surrender value on Boston Private Bank’s investment in BOLI, which was made in the fourth quarter of 2006, and increases in treasury fees.

Operating Expenses and Minority Interest. Total operating expenses and minority interest increased $9.9 million, or 16.4%, in the first quarter of 2007 compared to the first quarter of 2006. 63.3%, or $6.3 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, operating expenses and minority interest increased $3.6 million to $64.2 million for the first quarter of 2007. This increase was primarily due to increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $7.2 million, or 18.4%, in the first quarter 2007 compared to the first quarter 2006. 61.8%, or $4.5 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, salaries and benefit expense increased $2.8 million, or 7.0%, to $42.1 million for the first quarter of 2007. This increase was due to a 5.9% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $1.3 million, or 20.0%, in the first quarter of 2007 compared to the first quarter of 2006. 13.8%, or $181 thousand, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, occupancy and equipment expenses increased $1.1 million, or 17.3%, to $7.7 million for the first quarter 2007. This increase was primarily due to the opening, or planned openings, of new banking offices in both the west and east coast regions. In June of 2006 Boston Private Bank opened its Hingham, Massachusetts office and is scheduled to open in Beverly, Massachusetts in May of 2007. Gibraltar opened a new location in Naples, Florida in February of 2006, as well as its New York City office in November of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $398 thousand, or 14.2%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increased consulting expenses. Consulting expense increased $343 thousand in the first quarter of 2007 compared to the first quarter of 2006 primarily driven by Director and CFO search fees, as well as strategic communications consulting.

Income Tax Expense. The Company recorded income tax expense of $7.3 million for the first quarter of 2007 as compared to $7.3 million for the same period of 2006. The effective tax rate for the first quarter of 2007 was 35.6% compared to 36.4% for the first quarter of 2006. The decrease in the Company’s first quarter 2007 effective tax rate compared to the first quarter of 2006 was due to state taxes and increased earnings from both, the BOLI investment and from tax-free state and municipal investments as a percentage of total pre-tax earnings, offset by certain non-deductible compensation expenses.

The Company’s effective tax rate for the remainder of 2007 will be affected by the income in various states and localities, the relative level of BOLI income and tax-free income as a percentage of pre-tax earnings, and the amount of non-deductible compensation expenses.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk described in Item 7A—Interest Rate Sensitivity and Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended March 31, 2007 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes in the Risk Factors described in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 23,607 shares of common stock in the first quarter of 2007 in connection with a deferred acquisition obligation payment related to DGHM. The total equity consideration for this transaction was $695 thousand. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

*	31.1—Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2—Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
May 10, 2007	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Walter M. Pressey
May 10, 2007	Walter M. Pressey
President and Interim Chief Financial Officer