Form 10-Q
period 2007-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2007-08-09
CIK 821127

As filed with the Securities and Exchange Commission on August 9, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2007:

Common Stock-Par Value $1.00	37,281,920
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
Assets:
Cash and due from banks	$112,091	$115,951
Federal funds sold	23,586	123,445

Cash and cash equivalents	135,677	239,396
Restricted cash	28,510	—
Investment securities:
Available-for-sale (amortized cost of $518,529 and $527,190, respectively)	514,077	523,848
Held-to-maturity (fair value of $13,495 and $13,819, respectively)	13,745	13,959

Total investment securities	527,822	537,807
Loans held for sale	8,603	5,224
Loans:
Commercial	2,021,843	1,863,971
Construction	679,697	632,263
Residential mortgage	1,603,529	1,546,965
Home equity and other consumer loans	281,092	268,053

Total loans	4,586,161	4,311,252
Less: allowance for loan losses	45,825	43,387

Net loans	4,540,336	4,267,865
Stock in Federal Home Loan Banks and Banker’s Bank	48,315	40,096
Premises and equipment, net	37,678	35,641
Goodwill	311,240	335,633
Intangible assets, net	118,828	125,331
Fees receivable	27,456	28,248
Accrued interest receivable	23,074	22,913
Other assets	131,930	125,390

Total assets	$5,939,469	$5,763,544

Liabilities:
Deposits	$3,902,432	$4,077,831
Securities sold under agreements to repurchase and other	176,612	77,605
Federal Funds purchased	36,100	—
Federal Home Loan Bank borrowings	809,772	602,903
Junior subordinated debentures	234,021	234,021
Accrued interest payable	12,725	10,964
Other liabilities	104,112	125,023

Total liabilities	$5,275,774	$5,128,347

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 37,202,812 shares at June 30, 2007 and 36,589,727 shares at December 31, 2006	37,203	36,590
Additional paid-in capital	441,955	424,787
Retained earnings	187,392	176,111
Accumulated and other comprehensive loss	(2,855)	(2,291)

Total stockholder’s equity	663,695	635,197
Total liabilities and stockholder’s equity	$5,939,469	$5,763,544

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$79,052	$66,241	$155,575	$127,386
Taxable investment securities	3,159	2,699	5,896	5,481
Non-taxable investment securities	1,908	1,544	3,780	3,119
Mortgage-backed securities	356	421	714	833
Federal funds sold and other	2,670	1,371	5,017	3,643

Total interest and dividend income	87,145	72,276	170,982	140,462

Interest expense:
Deposits	29,773	19,562	58,684	36,085
Federal Home Loan Bank borrowings	8,806	5,450	16,496	9,792
Junior subordinated debentures	3,299	3,286	6,592	6,544
Other short-term borrowings	1,029	576	1,588	1,071

Total interest expense	42,907	28,874	83,360	53,492

Net interest income	44,238	43,402	87,622	86,970
Provision for loan losses	745	1,704	1,921	2,867

Net interest income after provision for loan losses	43,493	41,698	85,701	84,103

Fees and other income:
Investment management and trust fees	40,298	31,036	78,006	59,849
Wealth advisory fees	7,737	6,692	15,003	13,104
Earnings in equity investments	582	220	1,265	991
Deposit account service charges	413	423	839	867
Gain on sale of loans, net	695	525	1,227	982
Other	2,607	1,241	4,632	2,625

Total fees and other income	52,332	40,137	100,972	78,418

Operating expense:
Salaries and employee benefits	46,672	40,208	93,272	79,583
Occupancy and equipment	8,103	6,995	15,978	13,553
Professional services	4,129	3,727	7,335	6,535
Marketing and business development	2,834	2,361	5,432	4,697
Contract services and processing	1,608	1,273	3,044	2,503
Amortization of intangibles	3,508	3,164	7,057	6,038
Impairment of Goodwill	17,852	—	17,852	—
Other	4,789	4,302	9,069	8,820

Total operating expense	89,495	62,030	159,039	121,729

Minority interest	106	745	1,020	1,559

Income before income taxes	6,224	19,060	26,614	39,233
Income tax expense	1,448	6,772	8,705	14,118

Net income	$4,776	$12,288	$17,909	$25,115

Per share data:
Basic earnings per share	$0.13	$0.35	$0.49	$0.72

Diluted earnings per share	$0.13	$0.33	$0.47	$0.67

Average basic common shares outstanding	36,616,124	35,199,439	36,446,518	34,910,310
Average diluted common shares outstanding	38,103,534	39,898,762	41,209,660	39,642,587

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2005	$34,800	$374,818	$133,190	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	25,115	—	25,115
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	(1,328)	(1,328)
Changes in unrealized loss on cash flow hedges, net of tax	—	—	—	(410)	(410)

Total comprehensive income, net of tax					23,377
Dividends paid to shareholders	—	—	(5,615)	—	(5,615)
Proceeds from issuance of 1,077,376 shares of common stock	1,077	31,630	—	—	32,707
Issuance of 103,073 shares of incentive stock grants	103	(103)	—	—	—
Amortization of incentive stock grants	—	1,534	—	—	1,534
Amortization of stock options and employee stock purchase plan	—	3,097	—	—	3,097
Stock options exercised	365	3,945	—	—	4,310
Excess tax savings on stock options exercised	—	1,589	—	—	1,589

Balance at June 30, 2006	$36,345	$416,510	$152,690	$(5,198)	$600,347

Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive Income:
Net income	—	—	17,909	—	$17,909
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	(358)	$(358)
Change in unrealized loss on pension liability, net of tax	—	—	—	(190)	(190)
Changes in unrealized loss on cash flow hedge, net of tax	—	—	—	(16)	$(16)

Total comprehensive income, net of tax					$17,345
Dividends paid to shareholders	—	—	(6,628)	—	$(6,628)
Proceeds from issuance of 330,611 shares of common stock	331	8,684	—	—	$9,015
Issuance of 54,559 shares of incentive stock grants	55	(55)	—	—	$—
Amortization of incentive stock grants	—	1,513	—	—	$1,513
Amortization of stock options and employee stock purchase plan	—	3,355	—	—	$3,355
Stock options exercised	227	3,259	—	—	$3,486
Excess tax savings on stock options exercised	—	412	—	—	$412

Balance at June 30, 2007	$37,203	$441,955	$187,392	$(2,855)	$663,695

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$17,909	$25,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	31,360	12,305
Common shares issued as compensation	154	666
Provision for loan losses	1,921	2,867
Loans originated for sale	(120,938)	(71,431)
Proceeds from sale of loans held for sale	118,885	76,917
Net increase in other operating activities	(12,210)	(23,296)

Net cash provided by operating activities	37,081	23,143

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(463,031)	(155,889)
Sales	59	—
Maturities, redemptions, and principal payments	470,985	152,100
Investment securities held-to-maturity:
Purchases	(2,148)	(20,185)
Maturities and principal payments	2,375	48,739
Distributions in trusts, net of (investments)	3,241	(888)
Purchase of Federal Home Loan Banks stock	(8,219)	(7,593)
Net increase in portfolio loans	(270,910)	(324,582)
Net increase in restricted cash	(28,510)	—
Capital expenditures, net of sale proceeds	(6,647)	(4,922)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(2,885)	(24,680)

Net cash used in investing activities	(305,690)	(337,900)

Cash flows from financing activities:
Net decrease in deposits	(175,399)	(86,722)
Net increase in securities sold under agreements to repurchase and other	99,007	42,438
Net increase in Federal Funds purchased	36,100	—
Net (decrease) increase in short-term Federal Home Loan Bank Borrowings	(3,058)	126,244
Net increase in long-term Federal Home Loan Bank borrowings	210,017	15,631
Dividends paid to stockholders	(6,628)	(5,615)
Excess tax savings on stock options exercised	412	1,589
Proceeds from stock option exercises	3,486	4,310
Proceeds from issuance of common stock, net	953	540

Net cash provided by financing activities	164,890	98,415

Net decrease in cash and cash equivalents	(103,719)	(216,342)
Cash and cash equivalents at beginning of year	239,396	372,316

Cash and cash equivalents at end of period	$135,677	$155,974

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$81,599	$52,313
Cash paid for income taxes, net of refunds received	13,984	17,002
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	(548)	(1,328)
Change in unrealized gain (loss) on cash flow hedges, net of estimated income taxes	(16)	(410)
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$7,908	$31,501

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which consist of four private banks, and seven registered investment advisers. The Company’s four private banks include; Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations; and Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association. The Company’s seven registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), Sand Hill Advisors, Inc. (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company LLC (“RINET”), and Anchor Capital Holdings LLC (“Anchor”). In addition, the Company holds an approximately 27.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”) and a 49.7% minority interest in Bingham, Osborn, & Scarborough, LLC (“BOS”) at June 30, 2007. Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. BOS is a registered investment adviser. The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB and Gibraltar, (together, the “Banks”), Westfield, DGHM, BPVI, Sand Hill, KLS, RINET, and Anchor (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS are accounted for using the equity method, and are included in other assets.

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

The convertible trust preferred debt was anti-dilutive in the second quarter of 2007 and therefore excluded from the second quarter diluted earnings per share, but dilutive for the year-to-date computation and therefore included. The separate evaluations for quarterly and year-to-date computations may result in year-to-date earnings per share that do not equal the sum of the quarterly earnings per share.

The following table is a reconciliation of the components of basic and diluted EPS computations for the three months and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ending June 30,
	2007	2006
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$4,776	$12,288
Interest on convertible trust preferred securities, net of tax	—	765

Net income for EPS calculation	$4,776	$13,053

Calculation of average shares outstanding:
Average basic common shares outstanding	36,616,124	35,199,439
Dilutive effect of:
Stock options, stock grants and other	1,487,410	1,517,431
Convertible trust preferred securities	—	3,181,892

Dilutive potential common shares	1,487,410	4,699,323

Average diluted common shares outstanding	38,103,534	39,898,762

Per Share Data:
Basic earnings per share	$0.13	$0.35
Diluted earnings per share	$0.13	$0.33

	Six Months Ending June 30,
	2007	2006
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$17,909	$25,115
Interest on convertible trust preferred securities, net of tax	1,500	1,530

Net income for EPS calculation using the if-converted method	$19,409	$26,645

Calculation of average shares outstanding:
Average basic common shares outstanding	36,446,518	34,910,310
Dilutive effect of:
Stock options, stock grants and other	1,579,183	1,550,226
Convertible trust preferred securities	3,183,959	3,182,051

Dilutive potential common shares	4,763,142	4,732,277

Average diluted common shares outstanding	41,209,660	39,642,587

Per Share Data:
Basic earnings per share	$0.49	$0.72
Diluted earnings per share	$0.47	$0.67

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

Investment Management

Westfield serves the investment management needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States and abroad. Westfield specializes in separately managed domestic growth equity portfolios in all areas of the capitalization spectrum and acts as the investment manager for several limited partnerships and also serves as a portfolio manager to two wrap programs.

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters ended June 30, 2007 and 2006. Interest expense on junior subordinated debentures are reported at the Holding Company.

At and For the Three Months Ended

June 30, 2007

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$100	$57	$10	$7	$62	$18	$30	$284
Non-interest income	19,069	4,130	1,867	1,797	3,611	2,384	8,771	41,629

Total revenues	$19,169	$4,187	$1,877	$1,804	$3,673	$2,402	$8,801	$41,913
Non-interest expense and minority interest	10,957	20,637	1,535	1,387	2,782	2,077	6,382	45,757
Income taxes	3,435	(6,601)	137	180	408	137	1,024	(1,280)

Segment profit (loss)	$4,777	$(9,849)	$205	$237	$483	$188	$1,395	$(2,564)
Segment assets	$53,871	$69,950	$17,103	$5,489	$36,014	$5,938	$88,715	$277,080
Amortization of intangibles	$—	$808	$25	$60	$195	$—	$837	$1,925

(In millions)
Assets under management and advisory	$11,659	$1,806	$1,271	$943	$4,204	$1,347	$7,483	$28,713

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,817	$11,196	$6,937	$12,202	$47,152	$284	$(3,257)	$59	$44,238
Non-interest income	5,472	1,601	807	2,441	10,321	41,629	598	(216)	52,332

Total revenue	$22,289	$12,797	$7,744	$14,643	$57,473	$41,913	$(2,659)	$(157)	$96,570
Provision for loan losses	$318	$142	$123	$162	$745	$—	$—	$—	$745
Non-interest expense and minority interest	14,596	6,654	4,176	12,026	37,452	45,757	6,549	(157)	89,601
Income taxes	1,778	2,312	1,346	1,018	6,454	(1,280)	(3,726)	—	1,448

Segment profit (loss)	$5,597	$3,689	$2,099	$1,437	$12,822	$(2,564)	$(5,482)	$—	$4,776
Segment assets	$2,495,651	$1,033,818	$555,046	$1,546,978	$5,631,493	$277,080	$91,579	$(60,683)	$5,939,469
Amortization of intangibles	$4	$—	$178	$1,311	$1,493	$1,925	$90	$—	$3,508

(In millions)
Assets under management and advisory	$2,600	$718	$21	$959	$4,298	$28,713	$—	$(250)	$32,761

At and For the Three Months Ended

June 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$34	$25	$7	$3	$40	$11	$3	$123
Non-interest income	14,020	7,026	1,681	1,764	3,005	2,077	2,265	31,838

Total revenues	$14,054	$7,051	$1,688	$1,767	$3,045	$2,088	$2,268	$31,961
Non-interest expense and minority interest	8,278	5,225	1,501	1,401	2,522	1,856	1,851	22,634
Income taxes	2,416	832	75	158	239	97	173	3,990

Segment profit	$3,360	$994	$112	$208	$284	$135	$244	$5,337
Segment assets	$47,549	$99,374	$16,609	$5,423	$35,382	$5,462	$78,987	$288,786
Amortization of intangibles	$—	$885	$25	$60	$225	$—	$286	$1,481

(In millions)
Assets under management and advisory	$8,890	$3,199	$1,120	$891	$3,399	$1,180	$5,430	$24,109

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,059	$10,226	$6,675	$13,533	$46,493	$123	$(3,207)	$(7)	$43,402
Non-interest income	4,128	1,358	566	2,021	8,073	31,838	397	(171)	40,137

Total revenue	$20,187	$11,584	$7,241	$15,554	$54,566	$31,961	$(2,810)	$(178)	$83,539
Provision for loan losses	$838	$207	$(1)	$660	$1,704	$—	$—	$—	$1,704
Non-interest expense and minority interest	13,176	6,110	3,824	11,014	34,124	22,634	6,195	(178)	62,775
Income taxes	1,538	2,100	1,350	1,572	6,560	3,990	(3,778)	—	6,772

Segment profit (loss)	$4,635	$3,167	$2,068	$2,308	$12,178	$5,337	$(5,227)	$—	$12,288
Segment assets	$2,206,325	$917,873	$462,984	$1,389,588	$4,976,770	$288,786	$39,314	$(25,784)	$5,279,086
Amortization of intangibles	$—	$—	$206	$1,477	$1,683	$1,481	$—	$—	$3,164

(In millions)
Assets under management and advisory	$2,279	$692	$—	$798	$3,769	$24,109	$—	$(201)	$27,677

For the Six Months Ended

June 30, 2007

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$186	$122	$17	$14	$115	$33	$49	$536
Non-interest income	35,967	8,671	3,728	3,614	6,996	4,510	16,875	80,361

Total revenues	$36,153	$8,793	$3,745	$3,628	$7,111	$4,543	$16,924	$80,897
Non-interest expense and minority interest	20,948	24,577	3,079	2,815	5,452	4,119	12,681	73,671
Income taxes	6,359	(6,172)	268	350	761	178	1,797	3,541

Segment profit (loss)	$8,846	$(9,612)	$398	$463	$898	$246	$2,446	$3,685

Amortization of intangibles	$—	$1,615	$51	$119	$391	$—	$1,697	$3,873

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$32,996	$22,281	$13,742	$24,452	$93,471	$536	$(6,503)	$118	$87,622
Non-interest income	10,494	3,245	1,292	4,709	19,740	80,361	1,298	(427)	100,972

Total revenue	$43,490	$25,526	$15,034	$29,161	$113,211	$80,897	$(5,205)	$(309)	$188,594
Provision for loan losses	$1,031	$142	$331	$417	$1,921	$—	$—	$—	$1,921
Non-interest expense and minority interest	28,736	13,096	8,712	23,677	74,221	73,671	12,476	(309)	160,059
Income taxes	3,167	4,807	2,354	2,112	12,440	3,541	(7,276)	—	8,705

Segment profit (loss)	$10,556	$7,481	$3,637	$2,955	$24,629	$3,685	$(10,405)	$—	$17,909

Amortization of intangibles	$4	$—	$379	$2,621	$3,004	$3,873	$180	$—	$7,057

For the Six Months Ended

June 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$55	$78	$12	$8	$82	$18	$3	$256
Non-interest income	28,016	14,880	3,355	3,436	5,884	4,017	2,265	61,853

Total revenues	$28,071	$14,958	$3,367	$3,444	$5,966	$4,035	$2,268	$62,109
Non-interest expense and minority interest	16,607	10,492	2,955	2,814	4,970	3,655	1,851	43,344
Income taxes	4,795	2,027	166	276	449	159	173	8,045

Segment profit	$6,669	$2,439	$246	$354	$547	$221	$244	$10,720

Amortization of intangibles	$—	$1,770	$51	$119	$449	$—	$286	$2,675

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$32,119	$20,534	$12,888	$27,493	$93,034	$256	$(6,315)	$(5)	$86,970
Non-interest income	8,460	2,641	1,030	3,984	16,115	61,853	816	(366)	78,418

Total revenue	$40,579	$23,175	$13,918	$31,477	$109,149	$62,109	$(5,499)	$(371)	$165,388
Provision for loan losses	$1,043	$432	$66	$1,326	$2,867	$—	$—	$—	$2,867
Non-interest expense and minority interest	26,934	11,695	7,442	22,146	68,217	43,344	12,098	(371)	123,288
Income taxes	3,182	4,365	2,530	3,254	13,331	8,045	(7,258)	—	14,118

Segment profit (loss)	$9,420	$6,683	$3,880	$4,751	$24,734	$10,720	$(10,339)	$—	$25,115

Amortization of intangibles	$—	$—	$412	$2,951	$3,363	$2,675	$—	$—	$6,038

(1)	Acquired on June 1, 2006.

Boston Private Bank, Borel, FPB and Gibraltar also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers.

(4) Goodwill and Intangible Assets

The following is an analysis of the activity in goodwill for the six months ended June 30, 2007:

(In thousands) Goodwill	Balance at December 31, 2006	Acquisitions and adjustments	Balance at June 30, 2007
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,327	—	13,327
BPVI	1,189	—	1,189
DGHM	56,468	(22,974)	33,494
FPB	34,392	(111)	34,281
KLS	22,829	—	22,829
Gibraltar	154,497	(150)	154,347
Anchor	38,463	(1,158)	37,305
Equity method investments	12,065	—	12,065

Total	$335,633	$(24,393)	$311,240

In the second quarter of 2007, the Company recognized an impairment charge of $17.9 million, pre-tax, at DGHM. DGHM had experienced significant net asset outflows and a loss of key personnel. Annual impairment testing was conducted in the fourth quarter of 2006 with respect to the goodwill attributable to DGHM and the Company concluded that no impairment existed at December 31, 2006. DGHM’s assets under management declined during the first quarter in line with results projected in the fourth quarter impairment test; however, DGHM’s assets under management continued to decline in the second quarter of 2007, due primarily to several unexpected account resignations. As a result, the Company conducted a test for impairment of goodwill in the second quarter of 2007. In addition, Goodwill was reduced by $5.1 million at DGHM to reflect lower future estimated contingent consideration payments that were accrued as of the date of acquisition. In the first quarter of 2007, the Company made its 2007 deferred acquisition payment to DGHM pursuant to the terms of the agreement. The payment was approximately $3.5 million of which 80% was paid in cash and the remaining 20% was paid with the Company’s stock.

During the second quarter of 2007, the Goodwill balance of Anchor was reduced by approximately $1.2 million to reflect the actual deferred contingent stock payment made to Anchor shareholders that was accrued as of December 31, 2006.

For tax purposes, the goodwill relating to Sand Hill, DGHM, KLS and a portion of the goodwill relating to BPVI and FPB, is expected to be deductible.

Intangible assets, net, consisted of the following:

	At June 30, 2007			At December 31, 2006
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$98,194	$22,009	$76,185	$98,194	$17,693	$80,501
Core deposit intangibles	47,800	9,925	37,875	47,800	7,497	40,303
Trade names	1,900	—	1,900	1,900	—	1,900
Employee agreements and other	3,952	1,084	2,868	3,670	1,043	2,627

Total	$151,846	$33,018	$118,828	$151,564	$26,233	$125,331

Amortization expense for the quarters ended June 30, 2007 and 2006 was $3.5 million and $3.2 million, respectively, an increase of $344 thousand, or 10.9%. Amortization expense for the six months ended June 30, 2007 and 2006 was $7.1 million and $6.0 million, respectively, an increase of $1.1 million, or 16.9%. The Anchor, BOS, and Coldstream Holdings acquisitions increased amortization by $1.7 million, and the reduced amortization at DGHM, KLS, FPB, and Gibraltar, based on the amortization method, decreased amortization by $600 thousand.

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

(6)	Income Taxes

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

(In thousands)
Balance at January 1, 2007	$1,185
Additions based on tax positions related to the current year	162

Balance at June 30, 2007	$1,347

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

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company accrued $133 thousand and $106 thousand for the payment of interest and penalties at June 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file federal income tax returns in the U.S. and file returns in California, Massachusetts, New York, Florida, and several other states. The Company’s federal and state tax returns filed for 2002 and earlier are no longer subject to examination by the federal or state jurisdiction.

(7) Subsequent Events

On July 1, 2007, Boston Private completed its acquisition of Charter Financial Corporation (“Charter Financial”), the holding company of Charter Bank, pursuant to the terms of the Agreement and Plan of Merger entered into between Boston Private and Charter Financial, dated as of March 3, 2007. Under the terms of the agreement, Charter Bank common shareholders received an aggregate of approximately $29.4 million in cash (including the value of the stock options of approximately $1.5 million) and an aggregate of approximately 1.5 million shares of Boston Private common stock. The total transaction value, including the assumed trust preferred debt of $4.0 million and additional closing costs, will be approximately $75.1 million.

On July 5, 2007, Boston Private Financial consummated the sale of its 3.00% Contingent Convertible Senior Notes due 2027 in the aggregate principal amount of $287.5 million (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). This amount reflects the initial purchasers’ exercise in full of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and the estimated offering expenses payable by Boston Private, was approximately $284.3 million.

Simultaneously with the sale of the Notes, Boston Private repurchased shares of its common stock at an aggregate principal amount of approximately $40 million, and repaid approximately $30 million outstanding on a line of credit, which financed a portion of the purchase of Charter Financial. The remaining proceeds from the sale of the Notes were used, in part, by the Company’s bank affiliates to repay higher rate debt, and to fund future loan and investment growth.

On July 31, 2007, Boston Private increased its ownership interest in BOS from 49.7% to approximately 60%. In conjunction with the transaction, BOS’s future financial results will be included in the Company’s consolidated financial statements. Boston Private has the option to increase its ownership in BOS over the next year up to 70%. BOS is currently accounted for under the equity method of accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2007

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management are forward-looking statements. These forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the risk that we may not be able to attract and retain investment management and wealth advisory clients at current levels, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the risk of impairment of goodwill or asset values, the passing of adverse government regulation, and changes in assumptions used in making such forward looking statements. These forward-looking statements are made as of the date of this report and we do not intend or undertake to update any such forward-looking statement.

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions through its nine wholly-owned and two majority-owned subsidiaries. The Company offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB and Gibraltar. Within the wealth advisory and investment management disciplines, the operating segments are Westfield, DGHM, Sand Hill, BPVI, KLS, RINET, and Anchor. The Company also owns a minority interest in BOS and Coldstream Holdings. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2007. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

On June 1, 2006, the Company acquired Anchor. The financial results of the acquired entity have had a significant impact on our results of operations for the second quarter of 2007, and should be considered in comparing the Company’s results of operations for the second quarter of 2007 to the second quarter of 2006 which include only one month of Anchor’s operations. At the time of acquisition, excluding the effects of purchase accounting adjustments, Anchor had $7.7 million in assets and $5.4 billion in assets under management. The assets, revenues, expenses, profit and assets under management, as of June 30, 2007, and 2006 are disclosed in Note 3—Business Segments— to the Company’s financial statements.

At June 30, 2007, Boston Private’s consolidated subsidiaries managed or advised approximately $32.8 billion in client investment assets and had balance sheet assets of approximately $5.9 billion.

In the second quarter of 2007 the Company conducted a test for impairment relating to the goodwill acquired in its February 2004 acquisition of DGHM. Based on the outcome of the test it was determined that a charge for impairment was required to reduce the goodwill carried at DGHM. The non-cash impairment charge reduced the Company’s earnings in the second quarter by $10.1 million, net of tax and minority interest, or $0.25 per diluted share.

During the second quarter of 2007, through organic growth, the acquisition of Anchor, and strong equity market conditions, the Company earned revenues of $96.6 million, an increase of 15.6% over revenues of $83.5 million for the same period in 2006. Total operating expenses, including the non-cash impairment charge of $17.9 million, and minority interest, was $89.6 million for the second quarter of 2007, a 42.7% increase over total operating expenses of $62.8 million for the same period in 2006. Net income for the second quarter of 2007 was $4.8 million, or $0.13 per diluted share, as compared to net income for the second quarter of 2006 of $12.3 million, or $0.33 per diluted share.

Other items that impacted the Company’s results in the second quarter of 2007 include: the acquisition of Anchor; net interest margin compression driven by the current interest rate environment as well as the Company’s strong loan growth which outpaced deposit growth; and increased assets under management.

Anchor had revenues of $8.8 million in the second quarter of 2007. Total operating expenses and minority interest in the second quarter of 2007 for Anchor was $6.4 million. Anchor had net income of $1.4 million in the second quarter of 2007. The change in the Company’s statement of operations, excluding the results of operations for Anchor, is discussed in the Company’s three and six months ended June 30, 2007 results of operations discussion.

In the second quarter of 2007, the Banks’ loan growth outpaced deposit growth. Average loans and deposits grew $114.5 million and $21.2 million, respectively, from the first quarter of 2007. The shortfall in deposits caused the Banks to fund their loan growth with additional Federal Home Loan Bank borrowings and reduced liquidity. The funding of the new loans with higher priced borrowings, coupled with the competitive pressures on deposit pricing had a negative impact on the Company’s net interest margin. Net interest margin, on a fully taxable equivalent basis, decreased 4 basis points from 3.51% in the first quarter of 2007 to 3.47% in the second quarter of 2007. Future net interest margins will be affected by the growth of the Banks’ interest bearing assets, the related funding, loan quality, deposit mix, and the interest rate yield curve. The Company believes that the primary interest rate risk is a continued flat or inverted yield curve which could have an adverse impact on net interest margin at the Banks.

In the second quarter of 2007, the investment management business continued to benefit from the Company’s acquisition of Anchor, in addition to strong equity markets, increased performance fees, and positive organic flows, in spite of the outflows that the Company experienced at DGHM. Assets under management (“AUM”) from consolidated banks and investment managers increased approximately $1.6 billion to $26.2 billion at June 30, 2007, from $24.6 billion at March 31, 2007. The $1.6 billion increase in AUM is driven by positive market appreciation slightly offset by negative business outflows.

In the second quarter of 2007, we had negative operating leverage of 0.3%, excluding the current quarter impairment charge, over the same period last year. The Company defines operating leverage as the percent increase in revenue versus the percent increase in operating expenses and minority interest. The negative operating leverage was primarily driven by the compression in the Company’s net interest margin while the Company’s loans increased by 16.1% and deposits increased 6.6% since June 30, 2006.

The return on average assets decreased 63 basis points to 0.32% for the quarter ended June 30, 2007 compared to 0.95% during the same period in 2006. The decrease is primarily due to the second quarter impairment charge and the Company’s net interest margin compression. Average assets increased $771.7 million, or 15.0%, from $5.2 billion in the second quarter of 2006 to $5.9 billion in the second quarter of 2007. The increase in average assets was primarily due to the increase in the Company’s loan portfolio.

The return on average equity decreased 565 basis points to 2.97% for the quarter ended June 30, 2007 compared to 8.62% during the same period in 2006. The decrease was primarily due to the decrease in earnings as a result of the second quarter impairment charge and the additional equity issued in connection with the Company’s acquisition of Anchor in the second quarter of 2006. Average equity increased $72.6 million, or 12.7%, from $570.4 million in the second quarter of 2006 to $642.9 million in the second quarter of 2007.

The effective tax rate for the second quarter of 2007 was 23.3% and the related income tax expense was $1.4 million. The effective tax rate for the same period in 2006 was 35.5% and the related income tax expense was $6.8 million. The decrease in the effective tax rate was due to the non-cash impairment charge. Pretax income for the second quarter was reduced to $6.2 million after the impairment charge so the $2.9 million of tax exempt interest income for the second quarter caused almost half of the pretax earnings to be exempt from federal income tax and reduced the effective tax rate. The non-cash impairment charge reduced the effective tax rate and the income tax expense by approximately 13 basis points, and $7.0 million respectively.

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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value. Intangible assets acquired are primarily comprised of investment management advisory contracts and core deposit intangibles. The values of these intangible assets were estimated using valuation techniques based on discounted cash flow analysis. They are amortized over the period the assets are expected to contribute to the cash flows of the Company, which reflect the expected pattern of benefit. These intangible assets are amortized using either an accelerated method or the straight-line method based upon the projected cash flows the Company will receive from the customer relationships during the estimated useful lives of the assets.

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

In the second quarter of 2007, the Company recognized an impairment charge of $17.9 million, pre-tax, at DGHM. Annual impairment testing was conducted in the fourth quarter of 2006 with respect to the goodwill attributable to DGHM and the Company concluded that no impairment existed at December 31, 2006. DGHM’s assets under management declined during the first quarter in line with results projected in the fourth quarter impairment test; however, DGHM’s assets under management continued to decline in the second quarter of 2007, due primarily to several unexpected account resignations. In addition, DGHM lost a key member of their Sales and Marketing team during the second quarter of 2007. As a result, the Company conducted a test for impairment of goodwill in the second quarter of 2007.

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

The Company’s annual stock option grant took place in the first quarter of 2007 and approximately 700,000 options were issued to employees. Those options were valued at approximately $9.86 per option, based on an expected term of approximately 6 years, 30% volatility, 4.7% risk free rate and a 1.5% expected dividend yield. Total compensation expense for the three months ended June 30, 2007 from stock options granted in 2007 and previous years as well as the employee stock purchase plan was $1.5 million and $3.3 million for the six months ended June 30, 2007.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of temporary differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at June 30, 2007 is realizable and no valuation allowance is needed. Although the Company has determined that a valuation allowance is not required for deferred tax assets at June 30, 2007, there is no guarantee that these assets will ultimately be realized.

Financial Condition

Total Assets. Total assets increased $175.9 million, or 3.1%, to $5.9 billion at June 30, 2007 from $5.8 billion at December 31, 2006. This increase was primarily driven by organic growth in loans which were funded by reduced liquidity, and additional Federal Home Loan Bank borrowings.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in Federal Home Loan Banks and Banker’s Bank) decreased $105.5 million or 12.9% to $711.8 million, or 12.0% of total assets, at June 30, 2007, from $817.3 million, or 14.2% of total assets, at December 31, 2006. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk.

The following table is a summary of investment securities:

		Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At June 30, 2007
Available-for-sale securities at fair value:
U.S. Government	$16,916	$1	$(30)	$16,887
U.S. Agencies	208,591	13	(996)	207,608
Corporate bonds	16,521	—	(166)	16,355
Municipal bonds	235,225	107	(2,483)	232,849
Mortgage-backed securities	25,914	—	(731)	25,183
Other	15,362	55	(222)	15,195

Total	$518,529	$176	$(4,628)	$514,077

Held-to-maturity securities at amortized cost:
U.S. Government	$3,246	$—	$(1)	$3,245
U.S. Agencies	1,981	—	(18)	1,963
Mortgage-backed securities	6,930	—	(172)	6,758
Other	1,588	—	(59)	1,529

Total	$13,745	$—	$(250)	$13,495

At December 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$18,041	$3	$(62)	$17,982
U.S. Agencies	182,033	22	(1,253)	180,802
Corporate bonds	23,686	—	(276)	23,410
Municipal bonds	232,068	598	(1,558)	231,108
Mortgage-backed securities	28,515	11	(721)	27,805
Other	42,847	33	(139)	42,741

Total	$527,190	$667	$(4,009)	$523,848

Held-to-maturity securities at amortized cost:
U.S. Government	$2,745	$—	$(6)	$2,739
U.S. Agencies	1,970	—	(23)	1,947
Mortgage-backed securities	7,660	—	(101)	7,559
Other	1,584	—	(10)	1,574

Total	$13,959	$—	$(140)	$13,819

Loans held for sale. Loans held for sale increased $3.4 million, or 64.7%, to $8.6 million at June 30, 2007 from $5.2 million at December 31, 2006. This increase was primarily the result of the timing of loan sales and the type of residential loans originated at the Banks. The Banks generally sell their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $274.9 million, or 6.4%, to $4.6 billion, or 77.2% of total assets, at June 30, 2007, from $4.3 billion, or 74.8% of total assets, at December 31, 2006. This increase was primarily driven by organic growth of commercial (including construction) and residential loans which increased $205.3 million, or 8.2%, and $56.6 million, or 3.7%, respectively.

Risk Elements. The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. Non-performing assets increased $6.0 million, or 57.3% to $16.6 million or 0.28% of total assets, at June 30, 2007, from $10.5 million, or 0.18% of total assets, at December 31, 2006. The increase in non-performing assets was driven by a $4.0 million increase in non-performing loans, a $2.1 million increase in OREO property, partially offset by a $75 thousand write-down of a repossessed asset. Included in non-performing assets is an impaired loan of $6.4 million.

At June 30, 2007, loans with an aggregate balance of $12.9 million, or 0.28% of total loans, were 30-89 days past due, a decrease of $532 thousand, or 4.0%, as compared to $13.4 million at December 31, 2006. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month.

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

The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At June 30, 2007, the Company had classified $39.2 million of loans as substandard, loss, special mention or doubtful based on the rating system adopted by the Company, compared to $35.1 million at December 31, 2006, an increase of 11.9%.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At June 30, 2007, the allowance for credit losses totaled $52.0 million and was comprised of the allowance for loan losses of $45.8 million and the reserve for unfunded loan commitments of $6.2 million. The allowance for credit losses increased $3.0 million, or 6.2%, from December 31, 2006. This increase reflects growth in the loan portfolio and increased unfunded loan commitments. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Ending gross loans	$4,586,161	$3,950,944	$4,586,161	$3,950,944
Allowance for loan losses, beginning of period	44,555	38,243	43,387	37,607
Provision for loan losses	745	1,704	1,921	2,867
Charge-offs	(140)	(67)	(150)	(626)
Recoveries	665	55	667	87

Allowance for loan losses, end of period	$45,825	$39,935	$45,825	$39,935

Reserve for unfunded loan commitments, beginning of period	$5,748	$5,268	$5,585	$4,747
Provision for unfunded loan commitments (1)	422	180	585	701

Reserve for unfunded loan commitments, end of period	$6,170	$5,448	$6,170	$5,448

Allowance for credit losses, end of period	$51,995	$45,383	$51,995	$45,383

Allowance for loan losses to ending gross loans	1.00%	1. 01%	1.00%	1. 01%
Allowance for credit losses to ending gross loans	1.13%	1.15%	1.13%	1. 15%

(1)	Expenses related to off-balance sheet credit risk are included in other expenses.

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks (“FHLB”) and Bankers Bank increased $8.2 million, or 20.5%, to $ 48.3 million at June 30, 2007 from $40.1 million at December 31, 2006. The increase was driven by the increased level of advances in FHLB Borrowings to fund portions of the Banks’ loan growth. As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill decreased $24.4 million, or 7.3% to $311.2 million at June 30, 2007 from $335.6 million at December 31, 2006. The decrease was primarily driven by the decrease in the goodwill value related to the February 2004 purchase of DGHM. The Company performed their annual impairment testing in the fourth quarter of 2006 with respect to the goodwill attributable to DGHM and concluded that no impairment existed at December 31, 2006. DGHM’s asset under management declined in the first quarter in line with results projected in the fourth quarter’s impairment test; however, DGHM’s assets under management continued to decline during the second quarter of 2007, due primarily to several unexpected account resignations. As a result, the Company conducted a test for impairment in the second quarter of 2007 and concluded that a charge for impairment was required. The $17.9 million non-cash goodwill impairment charge was accounted for in the second quarter of 2007 reducing the goodwill carried at DGHM. In addition to reducing the goodwill value at DGHM the Company also reduced the contingent liability due to DGHM by $5.1 million to $3.8 million to reflect the lower estimated contingent consideration payment that was accrued as of the date of acquisition.

Intangible Assets. Intangible assets decreased $6.5 million, or 5.2% to $118.8 million at June 30, 2007 from $125.3 million at December 31, 2006. The decrease is due to the amortization recorded in the first six months of 2007, offset by additional intangible assets recorded.

Other Assets. Other assets increased $6.5 million, or 5.2%, to $131.9 million at June 30, 2007, from $125.4 million at December 31, 2006. The increase is primarily due to a change in the balance of current and deferred tax assets offset by a decrease in the Company’s Rabbi Trust investment. The Company established and funded a Rabbi Trust in 2004 to offset the Company’s deferred compensation liability. The Rabbi Trust holds similar assets as the deferred compensation plan and approximately mirrors the activity in the hypothetical mutual funds of the deferred compensation plan. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income and are included in other assets.

Deposits. The Company experienced a decrease in total deposits of $175.4 million, or 4.3%, to $3.9 billion, or 65.7% of total assets, at June 30, 2007, from $4.1 billion, or 70.8% of total assets, at December 31, 2006. Although deposits decreased in the second quarter of 2007, the decrease occurred mostly at the end of the quarter. The Company’s new private banking offices have continued to grow although strong competition throughout the banking industry has slowed the ability of our Banks to grow deposits. The following table shows the composition of our deposits at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$704,799	18.1%	$794,371	19.5%
NOW	408,584	10.5	368,238	9.0
Savings	174,629	4.5	163,310	4.0
Money market	1,685,467	43.2	1,892,164	46.4
Certificates of deposit under $100,000	158,570	4.1	143,106	3.5
Certificates of deposit $100,000 or greater	770,383	19.6	716,642	17.6

Total	$3,902,432	100.0%	$4,077,831	100.0%

Borrowings. Total borrowings (consisting of FHLB borrowings, federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and other, and junior subordinated debentures) increased $342.0 million, or 37.4%, to $1.3 billion at June 30, 2007 from $914.5 million at December 31, 2006. FHLB Borrowings increased $206.9 million, or 34.3%. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of its loans. Due to the loan growth outpacing the deposit growth during the second quarter of 2007, Boston Private Bank, Borel and Gibraltar used additional FHLB borrowings to fund a portion of loan demand. Repurchase agreements and other increased $99.0 million, or 127.6%. $30.0 million, or 30.0% of the increase is attributable to the Company’s draw down on its line of credit from an unaffiliated bank. At June 30, 2007 the Company had an outstanding line of credit balance of $30.0 million and an unused portion of $45.0 million. The remaining increase of $69.0 million, or 70% of the total was driven by repurchase agreements. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature.

Other liabilities. Other liabilities decreased $20.9 million, or 16.7%, to $104.1 million at June 30, 2007 from $125.0 million at December 31, 2006. The decrease is primarily due to payments on the 2006 accrued compensation and a reduction in the Company’s deferred acquisition obligation to Anchor and DGHM as a result of a payment in the first and second quarter of 2007, respectively, pursuant to the terms of the acquisition agreements for these transactions. In addition, the Company reduced it’s contingent liability due to DGHM to reflect lower estimated contingent payments that were previously accrued for as of the date of acquisition.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At June 30, 2007, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $649.8 million, or 10.9% of total assets of the Company. This compares to $763.2 million, or 13.2% of total assets, at December 31, 2006.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit with an unaffiliated bank, and access to the money and capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of June 30, 2007 the Company was in compliance with these covenants and there was an outstanding borrowing of $30.0 million under this line of credit. In the short-term, management anticipates the cost of borrowing under the line of credit to be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At June 30, 2007, the estimated remaining cash outlay related to the Company’s deferred acquisition obligations was approximately $3.0 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM, KLS and Anchor, has put and call options that would require the Company to purchase (and DGHM, KLS and Anchor shareholders to sell) the remaining minority ownership interests in these three companies at the then fair market value. Future payments under these put and call options can not be estimated due to the unpredictability of exercise of those rights and fair market values at future dates.

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

The Company is required to pay interest quarterly on its trust preferred debt. The estimated cash outlay for the interest payments in 2007 is approximately $13.2 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate, the Company estimates the amount to be paid out in 2007 for dividends to shareholders will be approximately $13.4 million.

At June 30, 2007 the Company had $28.5 million in restricted cash. The restricted cash was held on deposit in escrow with a transfer agent which was used for the acquisition of Charter Bank. The transfer agent paid the Charter shareholders, in accordance with the Charter Bank acquisition agreement, in early July, 2007.

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

Capital Resources

The Company’s stockholders’ equity at June 30, 2007 was $663.7 million, or 11.2% of total assets, compared to $635.2 million, or 11.0% of total assets at December 31, 2006. The increase was primarily the result of the Company’s current year earnings, equity issued in the Anchor acquisition, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, deferred acquisition payments, and the change in accumulated other comprehensive income. These increases were partially offset by dividends paid to stockholders.

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

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2007:
Total risk-based capital
Company	$552,216	12.98%	$340,223	>8.0%	$425,279	>10.0%
Boston Private Bank	190,417	11.28%	135,099	8.0	168,874	10.0
Borel	111,236	11.21%	79,376	8.0	99,220	10.0
FPB	55,066	11.46%	38,424	8.0	48,030	10.0
Gibraltar	111,904	11.00%	81,407	8.0	101,759	10.0
Tier I risk-based
Company	496,975	11.69%	170,112	4.0	255,167	6.0
Boston Private Bank	169,283	10.02%	67,550	4.0	101,325	6.0
Borel	100,291	10.11%	39,688	4.0	59,532	6.0
FPB	49,061	10.21%	19,212	4.0	28,818	6.0
Gibraltar	100,110	9.84%	40,704	4.0	61,055	6.0
Tier I leverage capital
Company	496,975	8.98%	221,374	4.0	276,717	5.0
Boston Private Bank	169,283	6.73%	100,566	4.0	125,708	5.0
Borel	100,291	9.73%	41,246	4.0	51,558	5.0
FPB	49,061	9.31%	21,068	4.0	26,335	5.0
Gibraltar	100,110	7.41%	54,063	4.0	67,579	5.0

As of December 31, 2006:
Total risk-based capital
Company	$491,325	12.24%	$321,011	>8.0%	$401,264	>10.0%
Boston Private Bank	182,681	11.40	128,223	8.0	160,279	10.0
Borel	102,142	10.89	75,055	8.0	93,818	10.0
FPB	53,691	11.90	36,109	8.0	45,136	10.0
Gibraltar	107,544	11.06	77,791	8.0	97,239	10.0
Tier I risk-based
Company	429,464	10.70	160,506	4.0	240,759	6.0
Boston Private Bank	162,625	10.15	64,111	4.0	96,167	6.0
Borel	91,423	9.74	37,527	4.0	56,291	6.0
FPB	48,498	10.74	18,054	4.0	27,082	6.0
Gibraltar	96,215	9.89	38,896	4.0	58,343	6.0
Tier I leverage capital
Company	429,464	8.22	209,035	4.0	261,293	5.0
Boston Private Bank	162,625	6.78	95,879	4.0	119,849	5.0
Borel	91,423	9.60	38,098	4.0	47,622	5.0
FPB	48,498	9.94	19,525	4.0	24,406	5.0
Gibraltar	96,215	7.51	51,241	4.0	64,051	5.0

Results of Operations for the Three Months Ended June 30, 2007 versus June 30, 2006

Net Income. The Company recorded net income of $4.8 million, or $0.13 per diluted share, for the quarter ended June 30, 2007 compared to net income of $12.3 million, or $0.33 per diluted share, for the quarter ended June 30, 2006. The non-cash impairment charge reduced the Company’s earnings in the second quarter by $10.1 million, net of tax, or $0.25 per diluted share.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for Anchor for the two month ending May 31, 2007.

	Three Months Ended June 30,		Change from June 30, 2006 to June 30, 2007	Anchor Acquisition June 30,	Change Excluding Anchor
(In thousands)	2007	2006		$2007(1)	$
Interest and dividend income	$87,145	$72,276	$14,869	$17	$14,852
Interest expense	42,907	28,874	14,033	—	14,033

Net interest income	44,238	43,402	836	17	819

Provision for loan losses	745	1,704	(959)	—	(959)

Net interest income after provision for loan losses	43,493	41,698	1,795	17	1,778
Fees and other income	52,332	40,137	12,195	5,918	6,277
Operating expense	89,495	62,030	27,465	3,739	23,726
Minority interest	106	745	(639)	437	(1,076)

Income before income taxes	6,224	19,060	(12,836)	1,759	(14,595)

Income tax expense	1,448	6,772	(5,324)	745	(6,069)

Net income	$4,776	$12,288	$(7,512)	$1,014	$(8,526)

(1)	Anchor was acquired on June 1, 2006, for same affiliate partner comparison the Company excludes the April and May 2007 earnings so that three months ended June 30,2007 earnings only includes one month of Anchor earnings.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the second quarter of 2007, net interest income was $44.2 million, an increase of $836 thousand, or 1.9%, over the same period of 2006. The $836 thousand increase in net interest income is the net result of a $5.3 million increase from business volumes (change in average balance multiplied by the prior year average rate) and a $4.5 million decrease from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin was 3.47% for the second quarter of 2007, a decrease of 45 basis points compared to the same period of 2006 and a decrease of 4 basis points on a linked quarter basis. The decrease in the second quarter, compared to the same period last year, is primarily attributable to a 74 basis point increase in the cost of funds partially offset by an increased yield on earning assets.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$269,464	$3,159	4.69%	$271,597	$2,699	3.97%
Non-taxable investment securities	231,179	2,954	5.11%	225,533	2,401	4.26%
Mortgage-backed securities	34,539	356	4.10%	41,318	421	4.05%
Federal funds sold and other	199,864	2,670	5.30%	135,560	1,371	4.01%
Loans(2)
Commercial and construction	2,628,288	50,928	7.68%	2,143,288	41,278	7.65%
Residential mortgage	1,604,611	23,358	5.82%	1,456,485	20,378	5.60%
Home equity and other consumer	276,672	5,442	7.83%	259,738	5,093	7.61%

Total loans	4,509,571	79,728	7.03%	3,859,511	66,749	6.88%
Total earning assets	5,244,617	88,867	6.74%	4,533,519	73,641	6.46%
Interest-bearing liabilities:
Deposits	$3,357,940	$29,773	3.56%	$2,881,822	$19,562	2.72%
Borrowed funds	1,097,778	13,134	4.73%	824,349	9,312	4.47%

Total interest-bearing liabilities	4,455,718	42,907	3.85%	3,706,171	28,874	3.11%
Net interest income		$45,960			$44,767
Interest rate spread			2.89%			3.35%
Net interest margin			3.47%			3.92%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.7 million and $1.4 million for 2007 and 2006, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $14.9 million, or 20.6%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of increases in interest income on loans and investments.

Interest income on commercial loans increased $9.5 million, or 23.3%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a $485.0 million, or 22.6%, increase in average balances and a 3 basis point, or 0.4%, increase in the average yield. The increase in the average balance of commercial loans was due to organic growth of the loan portfolios at the Banks.

Interest income on residential mortgage loans increased $3.0 million, or 14.6%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a $148.1 million, or 10.2%, increase in average balances and a 22 basis point, or 3.9%, increase in the average yield. The increase in the average balance of residential loans was due to the organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing or modifying at a higher rate.

Interest income on consumer and other loans increased $349 thousand, or 6.9%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of $16.9 million, or 6.5%, increase in average balances and a 22 basis point, or 2.9%, increase in the average yield. The increase in the average balance of consumer and other loans was due to organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the two prime rate increases in the second quarter of 2006.

Investment income increased $2.1 million, or 34.1%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a $61.0 million, or 9.1%, increase in the average balances and an 88 basis point, or 21.6%, increase in the average yield. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $14.0 million, or 48.6%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of increases in the average rate paid on deposits and borrowings, as well as, increases in average balances outstanding.

Interest paid on deposits increased $10.2 million, or 52.2%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a $476.1 million, or 16.5%, increase in the average balance, and an 84 basis point, or 30.9%, increase in the average rate paid. The increase in the average rate paid was primarily due to the competition in the market for deposits.

Interest paid on borrowings increased $3.8 million, or 41.0%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a $273.4 million, or 33.2%, increase in average balance, and a 26 basis point, or 5.8%, increase in the average rate paid. The increase in the average balance of borrowings was due to the additional FHLB borrowings used by Boston Private Bank, Borel and Gibraltar to fund a portion of their loan portfolios.

Provision for Loan Losses. The provision for loan losses decreased $959 thousand, or 56.3%, in the second quarter of 2007 compared to the second quarter of 2006. Although loan growth was strong in the second quarter 2007, second quarter 2006 loan growth compared to the second quarter 2007 was higher, which resulted in a greater provision in the second quarter 2006 compared to the second quarter 2007. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Recoveries, net of charge-offs, were $525 thousand during the second quarter of 2007 versus charge-offs, net of recoveries of $12 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $12.2 million, or 30.4%, in the second quarter of 2007 compared to the second quarter of 2006. 48.5%, or $5.9 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, fees and other income increased $6.3 million, or 15.6%, as a result of increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees increased $9.3 million, or 29.8%, in the second quarter of 2007 compared to the second quarter 2006. 63.4%, or $5.9 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, investment management fees increased $3.4 million, or 10.9%, as a result of increased performance fees and increased AUM. Although total AUM, excluding the assets from the wealth advisors KLS, RINET, and Sand Hill increased $4.0 billion, or 18.1%, from the second quarter of 2006 to the second quarter of 2007, AUM at DGHM declined approximately $1.4 billion for the same time period. Anchor had $7.5 billion in AUM at June 30, 2007. Management fees for our Banks and investment management affiliates are typically calculated based on a percentage of AUM. Approximately 26% of the Company’s second quarter 2007 investment management and trust fees were calculated based on the March 31, 2007 market value ending AUM; the remaining 74% of the Company’s investment management and trust fees were calculated based on the June 30, 2007 market value ending AUM.

Wealth advisory fees increased $1.0 million, or 15.6%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of increases in the number of client relationships and increased fee structure. Assets under advisory managed by the wealth advisors KLS, RINET, and Sand Hill increased $1.1 billion, or 19.7% from the second quarter 2006 to the second quarter 2007.

Other income increased $1.4 million, or 110.1%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of the increase in the cash surrender value on Boston Private Bank’s investment in BOLI, which was made in the fourth quarter of 2006, and increases in loan prepayment fees.

Operating Expenses and Minority Interest. Total operating expenses including the $17.9 million non-cash impairment charge, and minority interest increased $26.8 million, or 42.7%, in the second quarter of 2007 compared to the second quarter of 2006. 15.7%, or $4.2 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, operating expenses including the non-cash impairment charge and minority interest increased $22.7 million to $85.4 million for the second quarter of 2007. 78.9%, or $17.9 million of the same affiliate partner basis increase was attributable to the non-cash impairment charge. Other items increasing operating expenses in the second quarter of 2007 include increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $6.5 million, or 16.1%, in the second quarter 2007 compared to the second quarter 2006. 42.2%, or $2.7 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, salaries and benefit expense increased $3.7 million, or 9.3%, to $43.9 million for the second quarter of 2007. This increase was primarily due to increases in variable compensation as a result of increased performance from our investment managers, coupled with a 4.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $1.1 million, or 15.8%, in the second quarter of 2007 compared to the second quarter of 2006. 11.6%, or $129 thousand, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, occupancy and equipment expenses increased $979 thousand, or 14.0%, to $8.0 million for the second quarter 2007. This increase was primarily due to the opening of new banking offices in both the west and east coast regions as well as increases in office space at some of our wealth managers locations. In June of 2006, Boston Private Bank opened its Hingham, Massachusetts office and also opened its Beverly, Massachusetts in May of 2007. Gibraltar opened a new location in New York City in November 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $402 thousand, or 10.8%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of increased consulting and legal expenses, offset by the decrease in director fees. The consulting expense increase in the second quarter of 2007 compared to the second quarter of 2006 is primarily driven by the director and CFO search fees, as well as strategic communications consulting. The legal expenses increase is primarily driven by the increase in the Company’s SEC filings and special projects. The director fee decrease is primarily due to the change in the stock compensation vesting period to the current years board retainer fee agreement.

Marketing and business development increased $473 thousand, or 20.0%, in the second quarter of 2007 compared to the second quarter of 2006. 23.5%, or $111 thousand, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, marketing and business development expense increased $362 thousand, or 15.3%, to $2.7 million for the second quarter of 2007. This increase was primarily due to increased marketing campaigns in both the west and east coast and increased business relations with clients.

Impairment of goodwill of $17.9 million was accounted for in the second quarter of 2007. During the second quarter of 2007 management conducted a test for impairment relating to the goodwill acquired in its February 2004 acquisition of DGHM. Based on the outcome of the test it was determined that a charge for impairment was required to reduce the goodwill carried at DGHM to its fair market value.

Income Tax Expense. The Company recorded income tax expense of $1.4 million for the second quarter of 2007 as compared to $6.8 million for the same period of 2006. The effective tax rate for the second quarter of 2007 was 23.3% compared to 35.5% for the second quarter of 2006. The decrease in the effective tax rate was due to the non-cash impairment charge. Pretax income for the second quarter was reduced to $6.2 million after the impairment charge so the $2.9 million of tax exempt interest income for the second quarter caused almost half of the pretax earnings to be exempt from federal income tax and reduced the effective tax rate. The non-cash impairment charge reduced the effective tax rate and the income tax expense by approximately 13 basis points, and $7.0 million respectively.

The Company’s effective tax rate for the remainder of 2007 will be affected by the income in various states and localities, the relative level of BOLI income and tax-free income as a percentage of pre-tax earnings, and the amount of non-deductible compensation expenses.

Results of Operations for the Six Months Ended June 30, 2007 versus June 30, 2006

Net Income. The Company recorded net income of $17.9 million, or $0.47 per diluted share, for the six months ended June 30, 2007 compared to net income of $25.1 million, or $0.67 per diluted share, for the six months ended June 30, 2006. The non-cash impairment charge reduced the Company’s earnings by $10.1 million, net of tax, or $0.24 per diluted share.

The following table sets forth the change in the Company’s statement of operations excluding the results of operations for Anchor for the five months ending May 31, 2007.

	Six Months Ended June 30,		Change from June 30, 2006 to June 30, 2007	Acquisitions June 30,	Change Excluding Acquisitions
	2007	2006		2007(1)
	(In thousands)
Interest and dividend income	$170,982	$140,462	$30,520	$36	$30,484
Interest expense	83,360	53,492	29,868	—	29,868

Net interest income	87,622	86,970	652	36	616
Provision for loan losses	1,921	2,867	(946)	—	(946)

Net interest income after provision for loan losses	85,701	84,103	1,598	36	1,562

Fees and other income	100,972	78,418	22,554	14,023	8,531
Operating expense	159,039	121,729	37,310	9,584	27,726
Minority interest	1,020	1,559	(539)	891	(1,430)

Income before income taxes	26,614	39,233	(12,619)	3,584	(16,203)

Income tax expense	8,705	14,118	(5,413)	1,518	(6,931)

Net income	$17,909	$25,115	$(7,206)	$2,066	$(9,272)

(1)	Anchor was acquired on June 1, 2006, for same affiliate partner comparison the Company excludes the January through May 2007 earnings so that the six months ended June 30, 2007 earnings only includes the one month of Anchor earnings.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the six months ended June 30, 2007, net interest income was $87.6 million, an increase of $652 thousand, or 0.7%, over the same period of 2006. The $652 thousand increase in net interest income is the net result of an $11.9 million in increased business volumes (change in average balance multiplied by the prior year average rate) net of an $11.2 million decrease from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin was 3.48% for the six months ended June 30, 2007, a decrease of 48 basis points compared to the same period of 2006. The decrease in the first six months of 2007 is primarily attributable to a 91 basis point increase in the cost of funds partially offset by an increased yield on earning assets.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the six months ended June 30, 2007 and June 30, 2006.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$257,255	$5,896	4.58%	$284,567	$5,481	3.92%
Non-taxable investment securities	231,451	5,842	5.05%	225,506	4,853	4.30%
Mortgage-backed securities	35,033	714	4.06%	41,828	833	3.98%
Federal funds sold and other	190,088	5,017	5.27%	170,093	3,643	4.27%
Loans(2)
Commercial and construction	2,585,912	100,056	7.70%	2,095,738	79,270	7.54%
Residential mortgage	1,595,097	46,192	5.79%	1,421,231	39,453	5.55%
Home equity and other consumer	271,644	10,623	7.79%	252,041	9,629	7.51%

Total loans	4,452,653	156,871	7.02%	3,769,010	128,352	6.79%
Total earning assets	5,166,480	174,340	6.73%	4,491,004	143,162	6.36%
Interest-bearing liabilities:
Deposits	$3,334,997	$58,684	3.55%	$2,887,432	$36,085	2.52%
Borrowed funds	1,036,952	24,676	4.75%	793,280	17,408	4.39%

Total interest-bearing liabilities	4,371,949	83,360	3.83%	3,680,712	53,493	2.92%
Net interest income		$90,980			$89,669
Interest rate spread			2.90%			3.44%
Net interest margin			3.48%			3.96%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $3.4 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $30.5 million, or 21.7%, during the six months ended June 30, 2007 compared to the same period in 2006 as a result of increases in interest income on loans and investments.

Interest income on commercial loans increased $20.5 million, or 26.1%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of a $490.2 million, or 23.4%, increase in average balances and a 16 basis point, or 2.1%, increase in the average yield. The increase in the average balance of commercial loans was due to organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment in the first six months of 2006 and the majority of loan rates based on the Prime rate or the London Interbank Offering Rate “LIBOR”.

Interest income on residential mortgage loans increased $6.7 million, or 17.1%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of a $173.9 million, or 12.2%, increase in average balances and a 24 basis point, or 4.3%, increase in the average yield. The increase in the average balance of residential loans of $173.9 million was due to the organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to ARM loans repricing or modifying at a higher rate.

Interest income on consumer and other loans increased $994 thousand, or 10.3%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of a $19.6 million, or 7.8%, increase in average balances and a 28 basis point, or 3.7%, increase in the average yield. The increase in the average balance of consumer and other loans was due to organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the rising interest rate environment in the first six months of 2006.

Investment income increased $2.3 million, or 17.8%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of a 76 basis point, or 18.4%, increase in the average yield partially offset by an $8.2 million, or 1.1%, decrease in the average balance of investments due to decreased liquidity related to new loan growth increasing faster than deposit growth. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $29.9 million, or 55.8%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of increases in the average rate paid on deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $22.6 million, or 62.6%, during the six months ended June 30, 2007 compared to the same period in 2006 as a result of a $447.6 million, or 15.5%, increase in the average balance, and a 103 basis point, or 40.9%, increase in the average rate paid. The increase in the average rate paid was due to the rising interest rate environment and the competition in the market for deposits.

Interest paid on borrowings increased $7.3 million, or 41.8%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of a $243.7 million, or 30.7%, increase in average balance, and a 36 basis point, or 8.2%, increase in the average rate paid. The increase in the average balance of borrowings was due to the additional FHLB borrowings used by Boston Private Bank, Borel and Gibraltar to fund a portion of their loan portfolios.

Provision for Loan Losses. The provision for loan losses decreased $946 thousand, or 33.0%, during the six months ended June 30, 2007 compared to the same period in 2006. Although loan growth was strong in the first half of 2007, loan growth in the first half of 2006 was higher, which resulted in a greater provision in the first half of 2006 compared to the first half of 2007. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition—Allowance for Loan Losses.” Recoveries, net of charge-offs, were $517 thousand during the six months ended June 30, 2007 versus, Charge-offs, net of recoveries of $539 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $22.6 million, or 28.8%, during the six months ended June 30, 2007, compared to the same period in 2006. 62.2%, or $14.0 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, fees and other income increased $8.5 million, or 10.9%, as a result of increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees increased $18.2 million, or 30.3%, during the six months ended June 30, 2007, compared to the second quarter 2006. 76.6%, or $13.9 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, investment management fees increased $4.3 million, or 7.1%, as a result of increased performance fees and increased AUM. Although total AUM, excluding the assets from the wealth advisors KLS, RINET, and Sand Hill increased $4.0 billion, or 18.1%, from the same period in 2006 to June 30, 2007, AUM at DGHM declined approximately $1.4 billion for the same time period. Anchor had $7.5 billion in AUM at June 30, 2007. Management fees for our Banks and investment management affiliates are typically calculated based on a percentage of AUM. The Company’s fees on AUM are affected by the timing of net new business flows, and investment performance.

Wealth advisory fees increased $1.9 million, or 14.5%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of increases in the number of client relationships and increased fee structure. Assets under advisory managed by the wealth advisors KLS, RINET, and Sand Hill increased $1.1 billion, or 19.7% from June 30, 2006 to June 30, 2007.

Other income increased $2.0 million, or 76.5%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of the increases in the cash surrender value on Boston Private Bank’s investment in BOLI, which was made in the fourth quarter of 2006, as well as increases in loan prepayment and treasury fees.

Operating Expenses and Minority Interest. Total operating expenses including the $17.9 million in non-cash impairment and minority interest increased $36.8 million, or 29.8%, during the six months ended June 30, 2007 compared to the same period in 2006. 25.5%, or $10.5 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis operating expenses including the non-cash impairment charge and minority interest increased $26.3 million to $149.6 million for the six months ended June 20, 2007. 67.9%, or $17.1 million of the same affiliate partner basis increase was attributable to the non cash impairment charge. Other items that impacted operating expenses include increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $13.7 million, or 17.2%, during the six months ended June 30, 2007, compared to the same period in 2006. 52.6%, or $7.2 million, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, salaries and benefit expense increased $6.5 million, or 8.2%, to $86.1 million for the first six months of 2007. This increase was primarily due to increases in variable compensation as a result of increased performance by our investment managers, coupled with a 4.0% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $2.4 million, or 17.9%, during the six months ended June 30, 2007, compared to the same period in 2006. 12.8%, or $310 thousand, of the increase was due to the acquisition of Anchor. On a same affiliate partner basis, occupancy and equipment expenses increased $2.1 million, or 15.6%, to $15.7 million for the first six months of 2007. This increase was primarily due to the opening of new banking offices in both the west and east coast regions. In June of 2006 Boston Private Bank opened its Hingham, Massachusetts office and opened its Beverly, Massachusetts office in May of 2007. Gibraltar opened its New York City office in November of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $800 thousand, or 12.2%, during the six months ended June 30, 2007, compared to the same period in 2006 as a result of increased consulting and legal expenses, offset by the decreases in director fees. The consulting expense increase during the six months ended June 30, 2007 compared to the same period last year is primarily driven by the director and CFO search fees, as well as strategic communications consulting. The legal expenses increase is primarily driven by the increase in the Company’s SEC filings and special projects. The director fee decrease is primarily due to the change in the stock compensation vesting period to the current years board retainer fee agreement.

Impairment of goodwill of $17.9 million was accounted for in the second quarter of 2007. During the second quarter of 2007 management conducted a test for impairment relating to the goodwill acquired in its February 2004 acquisition of DGHM. Based on the outcome of the test it was determined that a charge for impairment was required to reduce the goodwill carried at DGHM to its fair market value.

Income Tax Expense. The Company recorded income tax expense of $8.7 million for the six months ended June 30, 2007 as compared to $14.1 million for the same period of 2006. The effective tax rate for the first six months of 2007 was 32.7% compared to 36.0% for the same period in 2006. The effective tax rate was lower in 2007 since the non-cash impairment expense significantly reduced pretax income. The tax savings from $5.6 million of tax exempt income represent a larger portion of total income taxes for 2007 since taxes are lower in 2007 due to the reduced income. The non-cash impairment charge reduced the effective tax rate for the first six months of 2007 by approximately 3 basis points.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended June 30, 2007 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005 the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary has filed a motion for rehearing and a purported “notice of constitutional question,” both of which remain pending at this time.

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

There have been no material changes in the Risk Factors described in Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 261,529 shares of common stock in the second quarter of 2007 in connection with a deferred acquisition obligation payment related to Anchor. The total equity consideration for this transaction was $7.2 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Stockholders held on April 25, 2007, stockholders of the Company approved proposals to:

(1)	elect four Class I Directors of the Company to serve until the 2010 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD
Eugene S. Colangelo	30,030,410	3,481,162
Allen L. Sinai	30,959,099	2,552,473
Timothy L. Vaill.	30,967,404	2,544,168
Stephen M. Waters	30,961,799	2,549,773

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

*	31.1—Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2—Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.3—Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.3—Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
August 9, 2007	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ Walter M. Pressey
August 9, 2007	Walter M. Pressey
President and Interim Chief Financial Officer until July 29, 2007

/s/ David J. Kaye
August 9, 2007	David J. Kaye
Chief Financial Officer since July 30, 2007