Form 10-Q
period 2007-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2007-11-09
CIK 821127

As filed with the Securities and Exchange Commission on November 9, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007:

Common Stock-Par Value $1.00	37,427,183
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
Assets:
Cash and due from banks	$113,775	$115,951
Federal funds sold	141,384	123,445

Cash and cash equivalents	255,159	239,396
Investment securities:
Available-for-sale (amortized cost of $558,678 and $527,190, respectively)	559,024	523,848
Held-to-maturity (fair value of $13,234 and $13,819, respectively)	13,376	13,959

Total investment securities	572,400	537,807
Loans held for sale	2,959	5,224
Loans:
Commercial	2,143,323	1,863,971
Construction	830,775	632,263
Residential mortgage	1,761,538	1,546,965
Home equity and other consumer loans	302,360	268,053

Total loans	5,037,996	4,311,252
Less: allowance for loan losses	51,920	43,387

Net loans	4,986,076	4,267,865
Stock in Federal Home Loan Banks and Banker’s Bank	48,421	40,096
Premises and equipment, net	39,086	35,641
Goodwill	365,859	335,633
Intangible assets, net	124,442	125,331
Fees receivable	31,547	28,248
Accrued interest receivable	27,317	22,913
Other assets	142,273	125,390

Total assets	$6,595,539	$5,763,544

Liabilities:
Deposits	$4,310,908	$4,077,831
Securities sold under agreements to repurchase and other	161,121	77,605
Federal Home Loan Bank borrowings	778,358	602,903
Junior subordinated debentures and other long-term debt	525,521	234,021
Other liabilities	129,328	135,987

Total liabilities	$5,905,236	$5,128,347

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 37,402,022 shares at September 30, 2007 and 36,589,727 shares at December 31, 2006	37,402	36,590
Additional paid-in capital	451,064	424,787
Retained earnings	201,442	176,111
Accumulated other comprehensive income (loss)	395	(2,291)

Total stockholders’ equity	690,303	635,197

Total liabilities and stockholders’ equity	$6,595,539	$5,763,544

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$89,525	$71,165	$245,100	$198,553
Taxable investment securities	3,958	2,788	9,854	8,268
Non-taxable investment securities	1,955	1,621	5,735	4,741
Mortgage-backed securities	762	404	1,475	1,239
Federal funds sold and other	1,956	1,684	6,974	5,323

Total interest and dividend income	98,156	77,662	269,138	218,124

Interest expense:
Deposits	31,604	23,545	90,288	59,630
Federal Home Loan Bank borrowings	9,084	6,432	25,580	16,223
Junior subordinated debentures and other long-term debt	5,784	3,305	12,376	9,848
Other short-term borrowings	1,536	1,222	3,123	2,295

Total interest expense	48,008	34,504	131,367	87,996

Net interest income	50,148	43,158	137,771	130,128
Provision for loan losses	3,738	2,325	5,659	5,192

Net interest income after provision for loan losses	46,410	40,833	132,112	124,936

Fees and other income:
Investment management and trust fees	41,803	35,493	119,809	95,343
Wealth advisory fees	10,115	6,774	25,116	19,876
Earnings in equity investments	398	528	1,663	1,519
Deposit account service charges	497	405	1,336	1,272
Gain on sale of loans, net	296	556	1,523	1,538
Other	2,289	1,633	6,921	4,260

Total fees and other income	55,398	45,389	156,368	123,808

Operating expense:
Salaries and employee benefits	50,312	42,244	143,584	121,827
Occupancy and equipment	8,708	7,695	24,685	21,249
Professional services	3,953	3,161	11,288	9,696
Marketing and business development	2,548	1,842	7,980	6,540
Contract services and processing	1,696	1,301	4,740	3,804
Amortization of intangibles	3,728	3,736	10,785	9,775
Impairment of goodwill	—	—	17,852	—
Provision for unfunded loan commitments	(2,029)	(102)	(1,444)	599
Other	4,640	3,805	13,122	11,922

Total operating expense	73,556	63,682	232,592	185,412

Minority interest	1,509	1,120	2,529	2,679

Income before income taxes	26,743	21,420	53,359	60,653
Income tax expense	9,326	7,770	18,032	21,888

Net income	$17,417	$13,650	$35,327	$38,765

Per share data:
Basic earnings per share	$0.47	$0.38	$0.96	$1.10

Diluted earnings per share	$0.44	$0.36	$0.91	$1.03

Average basic common shares outstanding	36,975,918	35,953,256	36,622,985	35,249,295
Average diluted common shares outstanding	41,623,284	40,405,778	41,347,265	39,845,955

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2005	$34,800	$374,818	$133,190	$(3,460)	$539,348
Comprehensive Income:
Net income	—	—	38,765	—	38,765
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	1,435	1,435
Changes in unrealized loss on cash flow hedges, net of tax	—	—	—	(268)	(268)

Total comprehensive income, net of tax					39,932
Dividends paid to shareholders	—	—	(8,530)	—	(8,530)
Proceeds from issuance of 1,172,861 shares of common stock	1,173	33,859	—	—	35,032
Issuance of 113,073 shares of incentive stock grants	113	(113)	—	—	—
Amortization of incentive stock grants	—	2,444	—	—	2,444
Amortization of stock options and employee stock purchase plan	—	4,446	—	—	4,446
Stock options exercised	416	4,436	—	—	4,852
Excess tax savings on stock options exercised	—	1,716	—	—	1,716

Balance at September 30, 2006	$36,502	$421,606	$163,425	$(2,293)	$619,240

Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive Income:
Net income	—	—	35,327	—	35,327
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	2,265	2,265
Change in unrealized gain on cash flow hedge, net of tax	—	—	—	293	293
Changes in unrealized gain on pension liability, net of tax	—	—	—	128	128

Total comprehensive income, net of tax					38,013
Dividends paid to shareholders	—	—	(9,996)	—	(9,996)
Proceeds from issuance of 1,914,143 shares of common stock	1,914	52,681	—	—	54,595
Issuance of 88,726 shares of incentive stock grants	89	(89)	—	—	—
Amortization of incentive stock grants	—	2,427	—	—	2,427
Amortization of stock options and employee stock purchase plan	—	5,169	—	—	5,169
Buyback of 1,470,000 shares of common stock	(1,470)	(38,573)	—	—	(40,043)
Stock options exercised	279	4,250	—	—	4,529
Excess tax savings on stock options exercised	—	412	—	—	412

Balance at September 30, 2007	$37,402	$451,064	$201,442	$395	$690,303

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$35,327	$38,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	38,167	18,847
Common shares issued as compensation	193	665
Provision for loan losses	5,659	5,192
Loans originated for sale	(157,740)	(106,169)
Proceeds from sale of loans held for sale	161,627	115,119
Net increase in other operating activities	(13,225)	(5,804)

Net cash provided by operating activities	70,008	66,615

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(747,816)	(203,695)
Sales	718,693	20,038
Maturities, redemptions, and principal payments	54,882	212,284
Investment securities held-to-maturity:
Purchases	(3,235)	(20,935)
Maturities and principal payments	3,838	51,136
Distributions in trusts, net of (investments)	3,463	(888)
Purchase of Federal Home Loan Banks stock	(6,941)	(9,323)
Net increase in portfolio loans	(483,584)	(519,365)
Capital expenditures, net of sale proceeds	(9,443)	(10,039)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(30,432)	(28,255)

Net cash used in investing activities	(500,575)	(509,042)

Cash flows from financing activities:
Net increase in deposits	7,059	106,453
Net increase (decrease) in securities sold under agreements to repurchase and other	64,931	(8,767)
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(144,898)	133,694
Net increase in long-term Federal Home Loan Bank borrowings	277,519	42,989
Proceeds from issuance of Notes, net of discount	284,625	—
Share buyback	(40,043)	—
Dividends paid to stockholders	(9,996)	(8,530)
Excess tax savings on stock options exercised	412	1,716
Proceeds from stock option exercises	4,529	4,852
Proceeds from issuance of common stock, net	2,192	1,673

Net cash provided by financing activities	446,330	274,080

Net increase (decrease) in cash and cash equivalents	15,763	(168,347)
Cash and cash equivalents at beginning of year	239,396	372,316

Cash and cash equivalents at end of period	$255,159	$203,969

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$128,027	$84,541
Cash paid for income taxes, net of refunds received	24,657	23,130
Change in unrealized gain on securities available-for-sale, net of estimated income taxes	2,265	1,435
Change in unrealized gain (loss) on cash flow hedge, net of estimated income taxes	293	(268)
Change in unrealized gain on pension liability	128	—
Non-Cash Transactions
Equity issued for acquisitions, including deferred acquisition obligations	$52,210	$32,694

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of Boston Private Financial Holdings, Inc. (the “Company”) include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which consist of five private banks, and eight registered investment advisers. The Company’s five private banks include: Boston Private Bank & Trust Company (“Boston Private Bank”), a Massachusetts chartered trust company; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association, and Charter Bank (“Charter”), a Washington state banking corporation. The Company’s eight registered investment advisers include: Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), Sand Hill Advisors, Inc. (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company LLC (“RINET”), Anchor Capital Holdings LLC (“Anchor”) and Bingham, Osborn, & Scarborough, LLC (“BOS”). The Company increased its minority interest in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.85%. In addition, the Company holds an approximately 27.5% minority interest in Coldstream Holdings, Inc., (“Coldstream Holdings”). Coldstream Holdings is the parent company of Coldstream Capital Management Inc., a registered investment adviser and Coldstream Securities Inc., a registered broker dealer. The Company increased its ownership in Coldstream on November 1, 2007 from 27.5% to 46.2%.

The Company conducts substantially all of its business through its wholly-owned and majority-owned subsidiaries, Boston Private Bank, Borel, FPB, Gibraltar, and Charter, (together, the “Banks”), Westfield, DGHM, BPVI, Sand Hill, KLS, RINET, Anchor, and BOS (together, the “Registered Investment Advisers”). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets.

The unaudited interim consolidated financial statements of the Company have been prepared in conformity with U.S generally accepted accounting principles, and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three months and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ending September 30,
	2007	2006
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$17,417	$13,650
Interest on convertible trust preferred securities, net of tax	750	765

Net income for EPS calculation using the if-converted method	$18,167	$14,415

Calculation of average shares outstanding:
Average basic common shares outstanding	36,975,918	35,953,256
Dilutive effect of:
Stock options, stock grants and other	1,463,057	1,269,620
Convertible trust preferred securities	3,184,309	3,182,902

Dilutive potential common shares	4,647,366	4,452,522

Average diluted common shares outstanding	41,623,284	40,405,778

Per Share Data:
Basic earnings per share	$0.47	$0.38
Diluted earnings per share	$0.44	$0.36

	Nine Months Ending September 30,
	2007	2006
	(In thousands, except share data)
Calculation of net income for EPS:
Net income as reported and for basic EPS	$35,327	$38,765
Interest on convertible trust preferred securities, net of tax	2,249	2,295

Net income for EPS calculation using the if-converted method	$37,576	$41,060

Calculation of average shares outstanding:
Average basic common shares outstanding	36,622,985	35,249,295
Dilutive effect of:
Stock options, stock grants and other	1,540,204	1,414,326
Convertible trust preferred securities	3,184,076	3,182,334

Dilutive potential common shares	4,724,280	4,596,660

Average diluted common shares outstanding	41,347,265	39,845,955

Per Share Data:
Basic earnings per share	$0.96	$1.10
Diluted earnings per share	$0.91	$1.03

(3) Business Segments

Management Reporting

The Company has 13 reportable operating segments, and the parent company Boston Private Financial Holdings, Inc (“Parent Company only”) (“HC”). The Company’s 13 reportable segments are further categorized into three core financial disciplines: private banking, wealth advisory, and investment management (together the wealth advisory and investment management are the “Registered Investment Advisers”). Within the private banking discipline we have five operating segments: Boston Private Bank, Borel, FPB, Gibraltar, and Charter. Within our wealth advisory discipline we have four operating segments: Sand Hill, KLS, RINET and BOS. Our investment management discipline has four operating segments: WCM, DGHM, BPVI, and Anchor. The operating segments, within each discipline, are managed separately as each business is a company with different clients, employees, systems, risks, and marketing strategies. In the first quarter 2007 the Company moved its Sand Hill segment from the investment management discipline to its wealth advisory discipline to better reflect the services offered by Sand Hill to its clients. All prior period revenues have been reclassified to conform to the current year’s presentation.

Description of Business Segments

Private Banking Discipline

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

Charter is a community-oriented commercial bank, focused on servicing the financial needs of small businesses and wealthy individuals located throughout Greater King County with offices in Bellevue, Redmond, Kent, and downtown Seattle. Charter opened its first office in 1998.

Investment Management Discipline

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

Wealth Advisory Discipline

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

BOS is an independent wealth management firm providing investment counsel and financial planning to high net worth individuals and institutions in the San Francisco Bay Area with offices in San Francisco and Silicon Valley. The firm uses Decision Point Financial Planning, a strategy developed exclusively by BOS, to deal with life’s ever-changing issues and to frame investment policy.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2007 and 2006. Interest expense on junior subordinated debentures, and the HC’s portion of the long term debt are reported at the HC.

At and For the Three Months Ended

September 30, 2007

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	BOS (2)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$212	$19	$11	$10	$82	$23	$41	$(6)	$392
Non-interest income	19,351	4,219	1,783	2,438	3,760	2,407	9,298	2,271	45,527

Total revenues	$19,563	$4,238	$1,794	$2,448	$3,842	$2,430	$9,339	$2,265	$45,919
Non-interest expense and minority interest	11,369	3,474	1,397	1,414	2,750	2,003	6, 531	1,809	30,747
Income taxes	3,427	474	159	431	498	179	1,189	183	6,540

Segment profit	$4,767	$290	$238	$603	$594	$248	$1,619	$273	$8,632
Segment assets	$60,849	$69,363	$17,410	$6,035	$37,516	$5,933	$90,791	$27,763	$315,660
Amortization of intangibles	$—	$808	$25	$60	$195	$—	$793	$101	$1,982

(In millions)
Assets under management and advisory	$12,306	$1,780	$1,205	$870	$4,355	$1,398	$7,648	$2,098	$31,660

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Charter (3)	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$17,259	$11,424	$7,604	$12,915	$4,110	$53,312	$392	$(5,772)	$2,216	$50,148
Non-interest income	5,122	1,802	463	2,377	170	9,934	45,527	2,303	(2,366)	55,398

Total revenue	$22,381	$13,226	$8,067	$15,292	$4,280	$63,246	$45,919	$(3,469)	$(150)	$105,546
Provision for loan losses	$2,173	$285	$736	$425	$119	$3,738	$—	$—	$—	$3,738
Non-interest expense and minority interest	12,275	6,734	4,516	11,946	2,603	38,074	30,747	6,394	(150)	75,065
Income taxes	1,752	2,443	1,103	1,188	523	7,009	6,540	(4,223)	—	9,326

Segment profit (loss)	$6,181	$3,764	$1,712	$1,733	$1,035	$14,425	$8,632	$(5,640)	$—	$17,417
Segment assets	$2,601,029	$1,094,273	$623,142	$1,588,931	$384,969	$6,292,344	$315,660	$259,795	$(272,260)	$6,595,539
Amortization of intangibles	$13	$—	$178	$1,311	$212	$1,714	$1,982	$32	$—	$3,728

(In millions)
Assets under management and advisory	$2,784	$740	$22	$1,046	$—	$4,592	$31,660	$—	$(254)	$35,998

At and For the Three Months Ended

September 30, 2006

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$94	$29	$7	$7	$52	$14	$20	$223
Non-interest income	14,416	6,561	1,672	1,745	3,155	2,029	6,943	36,521

Total revenues	$14,510	$6,590	$1,679	$1,752	$3,207	$2,043	$6,963	$36,744
Non-interest expense and minority interest	8,597	4,516	1,779	1,391	2,541	1,806	5,383	26,013
Income taxes	2,473	941	(44)	157	348	99	673	4,647

Segment profit (loss)	$3,440	$1,133	$(56)	$204	$318	$138	$907	$6,084
Segment assets	$53,591	$99,509	$16,496	$5,566	$35,941	$5,640	$82,218	$298,961
Amortization of intangibles	$—	$885	$25	$60	$225	$—	$859	$2,054

(In millions)
Assets under management and advisory	$9,074	$2,784	$1,151	$914	$3,494	$1,202	$5,806	$24,425

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$16,107	$10,451	$6,510	$13,176	$46,244	$223	$(3,375)	$66	$43,158
Non-interest income	4,428	1,432	567	2,013	8,440	36,521	686	(258)	45,389

Total revenue	$20,535	$11,883	$7,077	$15,189	$54,684	$36,744	$(2,689)	$(192)	$88,547
Provision for loan losses	$1,217	$275	$521	$312	$2,325	$—	$—	$—	$2,325
Non-interest expense and minority interest	13,028	5,911	3,799	11,056	33,794	26,013	5,187	(192)	64,802
Income taxes	1,561	2,279	1,090	1,540	6,470	4,647	(3,347)	—	7,770

Segment profit (loss)	$4,729	$3,418	$1,667	$2,281	$12,095	$6,084	$(4,529)	$—	$13,650
Segment assets	$2,337,914	$930,776	$480,080	$1,428,538	$5,177,308	$298,961	$44,858	$(42,957)	$5,478,170
Amortization of intangibles	$—	$—	$206	$1,476	$1,682	$2,054	$—	$—	$3,736

(In millions)
Assets under management and advisory	$2,309	$683	$—	$888	$3,880	$24,425	$—	$(211)	$28,094

For the Nine Months Ended

September 30, 2007

(In thousands)	Westfield	DGHM	Sand Hill	BPVI	KLS	RINET	Anchor (1)	BOS (2)	Total Registered Investment Advisers
Income Statement Data:
Revenue
Net interest income	$398	$141	$28	$24	$196	$57	$90	$(6)	$928
Non-interest income	55,318	12,889	5,510	6,052	10,756	6,918	26,173	2,271	125,887

Total revenues	$55,716	$13,030	$5,538	$6,076	$10,952	$6,975	$26,263	$2,265	$126,815
Non-interest expense and minority interest	32,317	28,051	4,476	4,230	8,203	6,123	19,212	1,809	104,421
Income taxes	9,787	(5,699)	427	781	1,258	358	2,986	183	10,081

Segment profit (loss)	$13,612	$(9,322)	$635	$1,065	$1,491	$494	$4,065	$273	$12,313
Amortization of intangibles	$—	$2,423	$76	$179	$586	$—	$2,490	$101	$5,855

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Charter (3)	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$50,255	$33,705	$21,347	$37,367	$4,110	$146,784	$928	$(12,275)	$2,334	$137,771
Non-interest income	15,616	5,047	1,756	7,085	171	29,675	125,887	3,598	(2,792)	156,368

Total revenue	$65,871	$38,752	$23,103	$44,452	$4,281	$176,459	$126,815	$(8,677)	$(458)	$294,139
Provision for loan losses	$3,205	$427	$1,066	$842	$119	$5,659	$—	$—	$—	$5,659
Non-interest expense and minority interest	41,011	19,830	13,229	35,623	2,603	112,296	104,421	18,862	(458)	235,121
Income taxes	4,919	7,250	3,457	3,300	523	19,449	10,081	(11,498)	—	18,032

Segment profit (loss)	$16,736	$11,245	$5,351	$4,687	$1,036	$39,055	$12,313	$(16,041)	$—	$35,327
Amortization of intangibles	$17	$—	$557	$3,932	$212	$4,718	$5,855	$212	$—	$10,785

For the Nine Months Ended

September 30, 2006

(In thousands)	Westfield	DGHM (4)	Sand Hill	BPVI	KLS	RINET	Anchor (1)	Total Registered Investment Advisers
Income statement data:
Revenue
Net interest income	$149	$107	$19	$14	$134	$32	$23	$478
Non-interest income	42,432	21,442	5,027	5,181	9,039	6,046	9,208	98,375

Total revenue	$42,581	$21,549	$5,046	$5,195	$9,173	$6,078	$9,231	$98,853
Non-interest expense and minority interest	25,204	15,008	4,735	4,206	7,511	5,460	7,233	69,357
Income taxes	7,268	2,968	121	433	796	258	846	12,690

Segment profit	$10,109	$3,573	$190	$556	$866	$360	$1,152	$16,806
Amortization of intangibles	$—	$2,655	$76	$179	$674	$—	$1,146	$4,730

(In thousands)	Boston Private Bank	Borel	FPB	Gibraltar	Total Banks	Total Registered Investment Advisers	HC	Inter- Segment	Consolidated Total
Income statement data:
Revenue
Net interest income	$48,226	$30,985	$19,398	$40,669	$139,278	$478	$(9,688)	$60	$130,128
Non-interest income	12,887	4,073	1,597	5,997	24,554	98,375	1,504	(625)	123,808

Total revenue	$61,113	$35,058	$20,995	$46,666	$163,832	$98,853	$(8,184)	$(565)	$253,936
Provision for loan losses	$2,259	$707	$587	$1,639	$5,192	$—	$—	$—	$5,192
Non-interest expense and minority interest	39,963	17,606	11,241	33,200	102,010	69,357	17,289	(565)	188,091
Income taxes	4,743	6,645	3,621	4,794	19,803	12,690	(10,605)	—	21,888

Segment profit (loss)	$14,148	$10,100	$5,546	$7,033	$36,827	$16,806	$(14,868)	$—	$38,765
Amortization of intangibles	$—	$—	$618	$4,427	$5,045	$4,730	$—	$—	$9,775

(1)	Acquired on June 1, 2006.
(2)	Increased ownership from minority to a majority as of August 1, 2007. Prior period results of BOS are included in the HC’s non-interest income.

(3)	Acquired on July 1, 2007.
(4)	Included in the non-interest expense and minority interest is the $17.9 million impairment of goodwill expensed in the second quarter of 2007.

Boston Private Bank, Borel, FPB and Gibraltar also provide investment advisory and trust services which are included in bank Segment Profit and are not included with the Segment Profit of the Registered Investment Advisers.

(4) Goodwill and Intangible Assets

The following is an analysis of the activity in goodwill for the nine months ended September 30, 2007:

(In thousands) Goodwill	Balance at December 31, 2006	Acquisitions and adjustments	Balance at September 30, 2007
Boston Private Bank	$2,403	$—	$2,403
Sand Hill	13,327	—	13,327
BPVI	1,189	—	1,189
DGHM	56,468	(22,974)	33,494
FPB	34,392	(111)	34,281
KLS	22,829	—	22,829
Gibraltar	154,497	(150)	154,347
Anchor	38,463	(1,158)	37,305
Charter	—	49,849	49,849
BOS	—	15,676	15,676
Equity method investments	12,065	(10,906)	1,159

Total	$335,633	$30,226	$365,859

The Company acquired Charter on July 1, 2007 and preliminarily allocated approximately $50 million of the purchase price to goodwill and $6.8 million to core deposit intangibles. The core deposit intangibles will be amortized using a 125% declining balance over three years with the balance then amortized on a straight-line basis over the following seven years.

On August 1, 2007, the Company completed an additional 10% purchase of BOS. The purchase price was approximately $7.1 million, of which $4.3 million was allocated to goodwill and $2.5 million to intangible assets. Prior to the July 31, 2007 purchase, BOS was accounted for using the equity method. Subsequent to this transaction, the financial results of BOS are reflected on a consolidated basis. During the quarter, existing goodwill of approximately $10.9 million related to prior purchases of BOS was reclassified to the goodwill balance from equity method investments.

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

For tax purposes, the goodwill relating to Sand Hill, DGHM, KLS and a portion of the goodwill relating to BPVI and FPB, is expected to be deductible.

Intangible assets, net, consisted of the following:

	At September 30, 2007			At December 31, 2006
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$100,159	$23,690	$76,469	$98,194	$17,693	$80,501
Core deposit intangibles	54,570	11,349	43,221	47,800	7,497	40,303
Trade names	2,040	—	2,040	1,900	—	1,900
Employee agreements and other	3,952	1,240	2,712	3,670	1,043	2,627

Total	$160,721	$36,279	$124,442	$151,564	$26,233	$125,331

Amortization expense for both quarters ended September 30, 2007 and 2006 was $3.7 million. Amortization expense for the nine months ended September 30, 2007 and

2006 was $10.8 million and $9.8 million, respectively, an increase of $1.0 million, or 10.3%. The Anchor, BOS, Charter, and Coldstream Holdings acquisitions increased amortization by $1.9 million, and the reduced amortization at DGHM, KLS, FPB, and Gibraltar, based on the amortization method, decreased amortization by $900 thousand.

(5) Contingent Convertible Senior Note

On July 5, 2007, the Company consummated the sale of $287.5 million of Contingent Convertible Senior Notes (the “Notes”) due 2027 to Merrill Lynch & Co., and RBC Capital Markets pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ discount, of $2.9 million, or 1% of the total Notes, and the estimated offering expenses payable by the Company, was approximately $284.3 million. The Notes will be senior, unsecured obligations of the Company and will pay interest at 3.0% semi-annually.

The Notes mature in 2027 and will be convertible under the following circumstances into cash and, if applicable, shares of Boston Private at an initial conversion price per share of $33.37 (or an initial conversion rate of 29.9670 shares of Boston Private common stock per $1,000 principal amount of Notes):

•

during any quarter, if during the previous quarter Boston Private’s common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter is more than 130% of the conversion price on that 30th day;

•

during any five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each day was less than 98% of the average of Boston Private’s common stock price for each day of that period multiplied by the conversion rate;

•	if we have called the Notes for redemption and redemption has not yet occurred;

•	upon the occurrence of specified corporate transactions;

•	during the 30 day period prior to any scheduled repurchase date.

Upon conversion, the holders of the Notes will receive an amount in cash equal to the lesser of par or the conversion value. If the conversion value is in excess of par, the Company will deliver cash or Boston Private common stock in an amount equal to the excess. The Notes are freely callable at par after two years and holders have put rights at certain specific dates after two years.

A separate registration rights agreement was entered into at the time of the issuance of the Notes under which Boston Private has agreed to use commercially reasonable efforts to file a shelf registration statement with the SEC covering the resale of the Notes and the underlying common stock within 135 days after the closing date of this offering. Boston Private also agrees to use commercially reasonable efforts to have the registration statement declared effective within 180 days of the closing date of this offering and to use our commercially reasonable efforts to keep the shelf registration statement effective until the earlier of:

•

such time as all of the registrable securities have been sold pursuant to the shelf registration statement or sold to the public pursuant to Rule 144 under the Securities Act or any other similar provision then in force (but not Rule 144A); or

•	the expiration of the holding period applicable to such securities held by persons that are not affiliates of the Company under Rule 144(k) under the Securities Act, or any successor provision.

Boston Private understands that the holding period requirement established under Rule 144(k) expires after two years. Therefore the interest charges associated with the untimely registration of the bonds stops at that point.

(6) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,(“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements, establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and requires certain disclosures regarding uncertain tax benefits. There was no material impact to the financial condition or results of operations of the Company upon adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2007	$1,185
Additions based on tax positions related to the current year	214
Lapse of statute of limitations	(266)

Balance at September 30, 2007	$1,133

The amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $1.1 million, of which $100 thousand relates to interest and penalties. The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations.

Income tax returns filed for the tax years ended December 31, 2004, 2005, and 2006 remain subject to examination by the Internal Revenue Service and various other state tax authorities.

(7) Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

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

For the Quarter Ended September 30, 2007

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

Executive Summary

The Company is a wealth management company that offers comprehensive financial services to high net worth individuals, families, businesses, and select institutions through its nine wholly-owned and four majority-owned subsidiaries. The Company offers a full range of wealth management services through three core financial disciplines: private banking, wealth advisory, and investment management. Within the private banking discipline, the operating segments are Boston Private Bank, Borel, FPB, Gibraltar and Charter. Within the wealth advisory disciplines, the operating segments are Sand Hill, KLS, RINET, and BOS. Within the investment management discipline, the operating segments are Westfield, DGHM, BPVI, and Anchor. The Company also owns a minority interest in Coldstream Holdings. This Executive Summary provides an overview of the most significant aspects of each of our financial disciplines and the Company’s operations in the third quarter of 2007. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In the third quarter of 2007 the Company acquired Charter, and increased its minority interest in BOS to majority interest from 49.7% to approximately 60.9%. Charter, acquired on July 1, 2007, contributed three months of earnings to our third quarter 2007 consolidated results, while BOS, consolidated on August 1, 2007, contributed two months of revenues and expenses, including minority interest, to the Company’s consolidated results. Prior to August 1, 2007, BOS was accounted for as an equity investment and included in earnings in equity investments. The financial results of Charter and BOS, along with our June 1, 2006 acquisition of Anchor, have had a significant impact on our results of operations for the three and nine months ended September 30, 2007 and should be considered in comparing the Company’s results of operations. The following table provides additional detail for the consolidation of BOS, and the Charter and Anchor acquisitions.

Name of Acquisition	Acquisition/Consolidation Date	Total Assets at acquisition (1)	Assets under Management and Advisory at acquisition
BOS	August 1, 2007	$5.5 Million	$2.0 Billion
Charter	July 1, 2007	$316.1 Million	$—
Anchor	June 1, 2006	$9.2 Million	$5.4 Billion

(1)	Excludes the effects of purchase accounting.

The assets, revenues, expenses and assets under management and advisory (“AUM”) of the entities acquired, are disclosed in Note 3—Business Segments.

At September 30, 2007, the Company’s consolidated subsidiaries managed or advised approximately $36.0 billion in client investment assets and had balance sheet assets of approximately $6.6 billion.

During the third quarter of 2007, through organic growth, strong equity market conditions, and the acquisition and consolidation of Charter and BOS, respectively, the Company earned revenues of $105.5 million, an increase of 19.2% over revenues of $88.5 million for the same period in 2006. Total operating expenses, including minority interest, were $75.1 million for the third quarter of 2007, a 15.8% increase over total operating expenses of $64.8 million for the same period in 2006. Net income for the third quarter of 2007 was $17.4 million, or $0.44 per diluted share, as compared to net income for the third quarter of 2006 of $13.7 million, or $0.36 per diluted share.

The key items that impacted the Company’s results in the third quarter of 2007 include: the acquisition of Charter and the consolidation of BOS; the increase in the net interest margin driven by increased volumes and yields in the Company’s interest earning assets and decreased costs of borrowings; increased AUM; and strong performance in our investment management discipline.

Charter and BOS had revenues of $4.3 million, and $2.3 million, respectively, in the third quarter of 2007. Total operating expenses and minority interest in the third quarter of 2007 for Charter and BOS was $2.6 million, and $1.8 million, respectively. Charter and BOS had net income of $1.0 million, and $273 thousand, respectively in the third quarter of 2007. The change in the Company’s statement of operations, excluding the results of operations for Charter and BOS, is discussed in the Company’s three and nine months ended September 30, 2007 results of operations discussion.

In the third quarter of 2007, the Company’s net interest margin, on a fully taxable equivalent basis, increased 12 basis points, to 3.59% compared to the second quarter of 2007. The increase was primarily due to the Company’s acquisition of Charter, the decrease in cost of borrowings, and increased yields in the Company’s loan portfolios. The Company’s cost of borrowings decreased 26 basis points to 4.47% compared to the second quarter of 2007. The decrease in the cost of borrowing was primarily attributable to the 3.00% Contingent Convertible Senior Notes due 2027 that the Company consummated on July 5, 2007, in the aggregate principal amount of $287.5 million (the “Notes”). The Notes enabled the Company to extend credit to its Banking affiliates, in an arms length transaction, allowing the Banks to replace a portion of their higher rate Federal Home Loan Bank (“FHLB”) borrowings. Average loans grew $442.7 million from the second quarter of 2007, with yields on loans increasing 16 basis points. Future net interest margins will be affected by the growth of the Banks’ interest bearing assets, the related funding, loan quality, deposit mix, the interest rate yield curve, and the Federal Reserve discount rate. The Company believes that the primary interest rate risk is a flat or inverted yield curve which could have an adverse impact on the net interest margin at the Banks.

In the third quarter of 2007, the wealth advisory business benefited from the Company’s increase in ownership interest in BOS, coupled with increases in new clients, and fee increases from existing clients. Assets under advisory (“AUA”) from the Company’s consolidated wealth managers increased approximately $2.2 billion to $9.1 billion at September 30, 2007, from $6.8 billion at June 30, 2007. $2.0 billion of the increase was driven by the consolidation of BOS. The remaining increase is primarily the result of positive investment performance.

In the third quarter of 2007, the investment management business continued to benefit from strong equity markets, increased performance fees, and positive organic flows. AUM from consolidated banks and investment managers increased approximately $1.0 billion to $27.2 billion at September 30, 2007, from $26.2 billion at June 30, 2007. The $1.0 billion increase in AUM was driven by positive investment performance coupled with positive organic flows.

In the third quarter of 2007, we had positive operating leverage of 0.2%, over the same period last year and positive 2.4% compared to the second quarter of 2007. The Company defines operating leverage as the percent increase in revenue on a fully taxable equivalent basis versus the percent increase in operating expenses and minority interest, excluding the provision on unfunded loan commitments.

The return on average assets increased five basis points to 1.07% for the quarter ended September 30, 2007 compared to 1.02% during the same period in 2006. The increase is primarily due to the third quarter acquisition of Charter and the Company’s increase in non-interest income. Average assets increased $1.1 billion, or 20.9%, from $5.4 billion in the third quarter of 2006 to $6.5 billion in the third quarter of 2007. The increase in average assets was primarily due to the acquisition and consolidation of Charter and BOS, respectively, and an increase in the Company’s loan portfolio.

The return on average equity increased 134 basis points to 10.29% for the quarter ended September 30, 2007 compared to 8.95% during the same period in 2006. The increase was primarily due to the increase in earnings as a result of the third quarter acquisition of Charter, increased non-interest income, and the Company’s stock buyback of approximately 1.5 million shares on July 5, 2007. Average equity increased $67.1 million, or 11.0%, from $610.0 million in the third quarter of 2006 to $677.1 million in the third quarter of 2007.

The effective tax rate for the third quarter of 2007 was 34.9% and the related income tax expense was $9.3 million. The effective tax rate for the same period in 2006 was 36.3% and the related income tax expense was $7.8 million. The decrease in the Company’s effective tax rate was primarily attributable to an increase in the percentage of tax-exempt income to pre-tax income and the reversal of previously accrued taxes due to the expiration of the 2003 statue of limitations.

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

The discounted cash flow analysis is based on the projected net cash flows discounted at a rate that reflects both the current return requirements of the market and the risks inherent in the specific entity that is being tested. Significant assumptions used to test goodwill for impairment include estimated discount rates and the timing and amount of projected cash flows. These assumptions are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the fair value of the Company’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect our results of operations.

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

The adequacy of the allowance for loan losses is also dependent upon guidance the Banks receive from their regulators. In 2007, the Banks reviewed the current regulatory guidance and updated their methodology and reserves, if necessary, to support the balance of the allowance for loan loss maintained. In some cases, modifications made by our Banks resulted in a lower allowance for loan loss as a percentage of total loans and/or lower percentages of reserves by type of loan or risk category.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the following assumptions. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers and other factors. The Company uses historical data to estimate employee option exercise behavior and post-vesting cancellations in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the requisite service period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible.

The Company’s annual stock option grant took place in the first quarter of 2007 and approximately 700,000 options were issued to employees. Those options were valued at approximately $9.86 per option, based on an expected term of approximately six years, 30% volatility, 4.7% risk free rate and a 1.5% expected dividend yield. Total compensation expense from stock options granted in 2007 and previous years as well as the employee stock purchase plan was $1.6 million and $4.9 million for the three and nine month periods ended September 30, 2007.

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

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at September 30, 2007 is realizable and no valuation allowance is needed. Although the Company has determined that a valuation allowance is not required for deferred tax assets at September 30, 2007, there is no guarantee that these assets will ultimately be realized.

Financial Condition

Total Assets. Total assets increased $832.0 million, or 14.4%, to $6.6 billion at September 30, 2007 from $5.8 billion at December 31, 2006. This increase was primarily driven by organic growth in loans and the acquisition of Charter. The increase in loans were funded by deposit growth, additional FHLB borrowings and other borrowings.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) increased $34.6 million, or 6.4%, to $572.4 million, or 7.7%, of total assets, at September 30, 2007, from $537.8 million, or 9.3% of total assets, at December 31, 2006. Excluding Charter’s investments at September 30, 2007 of $52.7 million, total investments decreased $18.1 million, or 3.36% compared to December 31, 2006. The Banks acquire securities for various purposes such as providing a source of income through interest income and to manage interest rate and liquidity risk.

The following table is a summary of the Company investment securities available- for- sale and held-to-maturity:

		Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(In thousands)
At September 30, 2007
Available-for-sale securities at fair value:
U.S. Government	$13,163	$18	$(1)	$13,180
U.S. Agencies	213,730	720	(312)	214,138
Corporate bonds	27,369	5	(244)	27,130
Municipal bonds	234,249	1,043	(713)	234,579
Mortgage-backed securities	54,774	420	(460)	54,734
Other	15,393	62	(192)	15,263

Total	$558,678	$2,268	$(1,922)	$559,024

Held-to-maturity securities at amortized cost:
U.S. Government	$3,234	$8	$—	$3,242
U.S. Agencies	1,987	—	(7)	1,980
Mortgage-backed securities	6,565	—	(88)	6,477
Other	1,590	—	(55)	1,535

Total	$13,376	$8	$(150)	$13,234

	Amortized Cost	Unrealized		Market Value
		Gains	Losses
	(In thousands)
At December 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$18,041	$3	$(62)	$17,982
U.S. Agencies	182,033	22	(1,253)	180,802
Corporate bonds	23,686	—	(276)	23,410
Municipal bonds	232,068	598	(1,558)	231,108
Mortgage-backed securities	28,515	11	(721)	27,805
Other	42,847	33	(139)	42,741

Total	$527,190	$667	$(4,009)	$523,848

Held-to-maturity securities at amortized cost:
U.S. Government	$2,745	$—	$(6)	$2,739
U.S. Agencies	1,970	—	(23)	1,947
Mortgage-backed securities	7,660	—	(101)	7,559
Other	1,584	—	(10)	1,574

Total	$13,959	$—	$(140)	$13,819

Loans held for sale. Loans held for sale decreased $2.3 million, or 43.4%, to $3.0 million at September 30, 2007 from $5.2 million at December 31, 2006. This decrease was primarily the result of the timing of loan sales and the type of residential loans originated at the Banks as well as the secondary market for jumbo mortgages. The Banks sell a majority of their fixed rate residential loan originations and hold all variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $726.7 million, or 16.9%, to $5.0 billion, or 76.4% of total assets, at September 30, 2007, from $4.3 billion, or 74.8% of total assets, at December 31, 2006. $237.1 million, or 32.6% of the increase is the result of the loans acquired in the Charter acquisition. The remaining $489.6 million increase was primarily driven by organic growth of commercial (including construction) loans which increased $384.7 million, or 15.4%, excluding the Charter loans acquired.

Risk Elements. The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. Non-performing assets increased $17.6 million, or 167.0%, to $28.2 million or 0.43% of total assets, at September 30, 2007, from $10.5 million, or 0.18% of total assets, at December 31, 2006. Total non-accrual loans at September 30, 2007 were $25.6 million, an increase of $15.6 million, or 155.8%, from $10.0 million at December 31, 2006. Although the number of non-accrual loans has increased from 25 at December 31, 2006 to 41 at September 30, 2007, the balance increase was primarily the result of four large loans which the Company believes are well secured at the present time based on current market valuations. Decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline.

OREO consists of two properties with a carrying value of $2.1 million at September 30, 2007; there was no OREO at December 31, 2006. One OREO property was sold in the fourth quarter of 2007 at the approximate carrying cost of $1.5 million.

The Company has one repossessed asset with a carrying value of $475 thousand at September 30, 2007. This asset was written down $75 thousand in 2007 from the December 31, 2006 carrying amount of $550 thousand based on current marketability of this asset. The Company expects to dispose of this asset without additional loss.

At September 30, 2007, loans with an aggregate balance of $13.7 million, or 0.27% of total loans, were 30-89 days past due, an increase of $307 thousand, or 2.3%, as compared to $13.4 million at December 31, 2006. There were $10 thousand of loans past due 90 days and still accruing, a decrease of $14 thousand from December 31, 2006. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Included in non-performing assets is an impaired loan of $6.2 million.

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

The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At September 30, 2007, the Company had classified $63.2 million of loans as substandard, loss, special mention or doubtful based on the rating system adopted by the Company, compared to $35.1 million at December 31, 2006, an increase of $28.1 million. $9.6 million, or 33.9%, of the increase was due to the acquisition of Charter.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At September 30, 2007, the allowance for credit losses totaled $56.2 million and was comprised of the allowance for loan losses of $51.9 million and the reserve for unfunded loan commitments of $4.3 million. The allowance for credit losses increased $7.2 million, or 14.7%, from December 31, 2006. This increase reflects growth in the loan portfolio, the acquisition of Charter, and an increase in the unallocated portion of the allowance for loan losses. The decline in the reserve for unfunded loan commitments was based on the current assessment of the reserve required, partially offset by the acquisition of Charter and an increase in the total unfunded loan commitments. An analysis of the risk in the loan portfolio, management judgment, and the level and mix of loans classified as substandard, loss, special mention, or doubtful, is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for loan losses for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Ending gross loans	$5,037,996	$4,148,811	$5,037,996	$4,148,811
Allowance for loan losses, beginning of period	45,825	39,935	43,387	37,607
Provision for loan losses	3,738	2,325	5,659	5,192
Charge-offs	(91)	(271)	(241)	(897)
Recoveries	1	372	668	459
Acquisition	2,447	—	2,447	—

Allowance for loan losses, end of period	$51,920	$42,361	$51,920	$42,361

Reserve for unfunded loan commitments, beginning of period	$6,170	$5,448	$5,585	$4,747
Provision for unfunded loan commitments	(2,029)	(102)	(1,444)	599
Acquisition	100	—	100	—

Reserve for unfunded loan commitments, end of period	$4,241	$5,346	$4,241	$5,346

Allowance for credit losses, end of period	$56,161	$47,707	$56,161	$47,707

Allowance for loan losses to ending gross loans	1.03%	1.02%	1.03%	1.02%
Allowance for credit losses to ending gross loans	1.11%	1.15%	1.11%	1.15%

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks and Bankers Bank increased $8.3 million, or 20.8%, to $ 48.4 million at September 30, 2007 from $40.1 million at December 31, 2006. The increase was driven by the increased level of advances in FHLB Borrowings to fund portions of the Banks’ loan growth and the acquisition of Charter. As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill increased $30.2 million, or 9.0%, to $365.9 million at September 30, 2007 from $335.6 million at December 31, 2006. The increase was primarily driven by the acquisition of Charter, partially offset by the decrease in the goodwill value related to the February 2004 purchase of DGHM. The Company performed their annual impairment testing in the fourth quarter of 2006 with respect to the goodwill attributable to DGHM and concluded that no impairment existed at December 31, 2006. DGHM’s asset under management declined in the first quarter in line with results projected in the fourth quarter’s impairment test; however, DGHM’s assets under management continued to decline during the second quarter of 2007, due primarily to several unexpected account resignations. As a result, the Company conducted a test for impairment in the second quarter of 2007 and concluded that a charge for impairment was required. The $17.9 million non-cash goodwill impairment charge was accounted for in the second quarter of 2007 reducing the goodwill carried at DGHM. In addition to reducing the goodwill value at DGHM the Company also reduced the contingent liability due to DGHM by $5.1 million to $3.8 million to reflect the lower estimated contingent consideration payment that was accrued as of the date of acquisition.

Intangible Assets. Intangible assets decreased $889 thousand, or 0.7%, to $124.4 million at September 30, 2007 from $125.3 million at December 31, 2006. The decrease is due to the amortization recorded in the first nine months of 2007, offset by additional intangible assets recorded.

Other Assets. Other assets increased $16.9 million, or 13.5%, to $142.3 million at September 30, 2007, from $125.4 million at December 31, 2006. The increase is primarily due to a change in the balance of current and deferred tax assets offset by a decrease in the Company’s Rabbi Trust investment. The Company established and funded a Rabbi Trust in 2004 to offset the Company’s deferred compensation liability. The Rabbi Trust holds similar assets as the deferred compensation plan and approximately mirrors the activity in the hypothetical mutual funds of the deferred compensation plan. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income and are included in other assets.

Deposits. Deposits increased $233.1 million, or 5.7%, to $4.3 billion or 65.4% of total assets, at September 30, 2007, from $4.1 billion, or 70.8% of total assets, at December 31, 2006. $226.0 million, or 97.0% of the total increase, is the result of the deposits acquired in the Charter transaction. Excluding the deposits acquired, deposits remained relatively flat, although, in the third quarter deposits increased $191.8 million, excluding Charter, from the second quarter of 2007. The Company’s new private banking offices have continued to grow although strong competition throughout the banking industry has slowed the ability of our Banks to grow deposits. The following table shows the composition of our deposits at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$781,639	18.1%	$794,371	19.5%
NOW	386,496	9.0	368,238	9.0
Savings	190,175	4.4	163,310	4.0
Money market	1,801,210	41.8	1,892,164	46.4
Certificates of deposit under $100,000	241,223	5.6	143,106	3.5
Certificates of deposit $100,000 or greater	910,165	21.1	716,642	17.6

Total	$4,310,908	100.0%	$4,077,831	100.0%

Borrowings. Total borrowings (consisting of FHLB borrowings, junior subordinated debentures and other short and long-term debt) increased $550.5 million, or 60.2%, to $1.5 billion at September 30, 2007 from $914.5 million at December 31, 2006. $64.8 million, or 11.8%, of the increase is the result of the borrowings acquired in the Charter acquisition. FHLB Borrowings increased $83.5 million, or 107.6%. $18.6 million, or 22.3%, of the increase were the FHLB borrowings acquired in the Charter transaction. To better manage interest rate risk, Boston Private Bank utilizes FHLB fixed rate borrowings to fund a portion of their loans. Excluding the loans and deposits acquired through the Charter acquisition, the Company’s loan growth continued to outpace the deposit growth, as a result the Company’s Banks used additional FHLB borrowings to fund a portion of the loan demand. Junior subordinated debentures and other long-term debt increased $291.5 million, or 124.6%, to $525.5 million at September 30, 2007 from $234.0 million at December 31, 2006. $287.5 million, or 98.6%, of the increase was due to Note that the Company completed at the beginning of the third quarter 2007. The Company used approximately $40 million of the net proceeds from the Note to buyback approximately 1.5 million shares of its common stock in a private transaction negotiated simultaneously with the Note, $30.0 million of the proceeds was used to repay the outstanding balance on the line of credit used to finance the acquisition of Charter, and the remainder was lent to the Company’s private banking affiliate partners to repay higher costing debt used to fund current loans outstanding as well as to fund future loan growth and investments. The remaining $4.0 million increase was due to the acquisition of Charter and the trust preferred securities assumed in the acquisition of Charter. Repurchase agreements and other increased $83.5 million, or 107.6%. The increase is primarily due to increased customer demand and the acquisition of Charter. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature.

Other liabilities. Other liabilities decreased $6.7 million, or 4.9%, to $129.3 million at September 30, 2007 from $136.0 million at December 31, 2006. The decrease is primarily due to payments on the 2006 accrued compensation and a reduction in the Company’s deferred acquisition obligation to DGHM and Anchor as a result of a payment in the first and second quarter of 2007, respectively, pursuant to the terms of the acquisition agreements for these transactions. In addition, the Company reduced its contingent liability due to DGHM to reflect lower estimated contingent payments that were previously accrued for as of the date of acquisition.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company believes that it maintains a relatively high degree of liquidity. At September 30, 2007, liquid assets consisting of cash and cash equivalents and investment securities available-for-sale amounted to $814.2 million, or 12.3% of total assets of the Company. This compares to $763.2 million, or 13.2% of total assets, at December 31, 2006.

Liquidity of the Company on an unconsolidated basis (which the Company refers to as the “Holding Company”) should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, a $75.0 million committed line of credit with an unaffiliated bank, and access to the money and capital markets. The purpose of the line of credit is to provide short-term working capital to the Holding Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of September 30, 2007 the Company was in compliance with these covenants and there were no outstanding borrowings under this line of credit. The existing $75.0 million committed line of credit will expire in December 2007. The Company is currently negotiating its renewal. In the short-term, management anticipates the cost of borrowing under the line of credit to be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

At September 30, 2007, the estimated remaining cash outlay related to the Company’s deferred acquisition obligations was approximately $3.1 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM. These contingent deferred purchase payments are typically spread out over three to five years. Additionally, the Company, along with DGHM, KLS and Anchor, has put and call options that would require the Company to purchase (and DGHM, KLS and Anchor shareholders to sell) the remaining minority ownership interests in these three companies at the then fair market value. Future payments under these put and call options can not be estimated due to the unpredictability of exercise of those rights and fair market values at future dates.

The Holding Company is required to pay interest quarterly, and semi-annually on its trust preferred debt, and Note, respectively. The estimated cash outlay for the interest payments in 2007 for the trust preferred debt is approximately $13.2 million. The interest payments on the Note is not scheduled to begin until January 2008. According to the terms of the Note the Company will be required to pay approximately $8.6 million of interest per year, paid semi-annually, in January and July of each fiscal year until maturity unless the Notes are “called” or “put” prior to maturity. The cash outlay for the interest payments by the Holding Company on the Note is primarily offset by the cash inflows the Holding Company will receive from the Banks from intercompany notes the Holding Company issued to the Banks. The Holding Company issued the intercompany notes to the Banks for the Banks to use in paying off higher rate FHLB debt, funding loan growth, and investments. The estimated annual cash inflow on the intercompany notes, received on a semi annual basis, from the Company’s Banks is approximately $9.0 million.

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

Capital Resources

The Company’s stockholders’ equity at September 30, 2007 was $690.3 million, or 10.5% of total assets, compared to $635.2 million, or 11.0% of total assets at December 31, 2006. The increase was primarily the result of the Company’s current year earnings, equity issued in the Charter acquisition, proceeds from options exercised, including tax benefits, if any, and common stock issued in connection with stock compensation, deferred acquisition payments, and the change in accumulated other comprehensive income. These increases were partially offset by the share buyback and the dividends paid to stockholders.

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

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2007:
Total risk-based capital
Company	$526,255	11.09%	$379,656	>8.0%	$474,570	>10.0%
Boston Private Bank	195,604	10.87	143,990	8.0	179,988	10.0
Borel	113,698	11.11	81,904	8.0	102,379	10.0
FPB	57,864	10.64	43,500	8.0	54,375	10.0
Gibraltar	115,071	10.95	84,051	8.0	105,064	10.0
Charter	31,280	11.47	21,821	8.0	27,277	10.0
Tier I risk-based
Company	470,094	9.91	189,828	4.0	284,742	6.0
Boston Private Bank	173,098	9.62	71,995	4.0	107,993	6.0
Borel	102,337	10.00	40,952	4.0	61,428	6.0
FPB	51,067	9.39	21,750	4.0	32,625	6.0
Gibraltar	102,897	9.79	42,026	4.0	63,038	6.0
Charter	28,615	10.49	10,911	4.0	16,366	6.0
Tier I leverage capital
Company	470,094	7.79	241,531	4.0	301,914	5.0
Boston Private Bank	173,098	6.70	103,326	4.0	129,158	5.0
Borel	102,337	9.65	42,434	4.0	53,043	5.0
FPB	51,067	9.34	21,861	4.0	27,326	5.0
Gibraltar	102,897	7.38	55,781	4.0	69,726	5.0
Charter	28,615	8.74	13,101	4.0	16,377	5.0

As of December 31, 2006:
Total risk-based capital
Company	$491,325	12.24%	$321,011	>8.0%	$401,264	>10.0%
Boston Private Bank	182,681	11.40	128,223	8.0	160,279	10.0
Borel	102,142	10.89	75,055	8.0	93,818	10.0
FPB	53,691	11.90	36,109	8.0	45,136	10.0
Gibraltar	107,544	11.06	77,791	8.0	97,239	10.0
Tier I risk-based
Company	429,464	10.70	160,506	4.0	240,759	6.0
Boston Private Bank	162,625	10.15	64,111	4.0	96,167	6.0
Borel	91,423	9.74	37,527	4.0	56,291	6.0
FPB	48,498	10.74	18,054	4.0	27,082	6.0
Gibraltar	96,215	9.89	38,896	4.0	58,343	6.0
Tier I leverage capital
Company	429,464	8.22	209,035	4.0	261,293	5.0
Boston Private Bank	162,625	6.78	95,879	4.0	119,849	5.0
Borel	91,423	9.60	38,098	4.0	47,622	5.0
FPB	48,498	9.94	19,525	4.0	24,406	5.0
Gibraltar	96,215	7.51	51,241	4.0	64,051	5.0

Results of Operations for the Three Months Ended September 30, 2007 versus September 30, 2006

Net Income. The Company recorded net income of $17.4 million, or $0.44 per diluted share, for the quarter ended September 30, 2007 compared to net income of $13.7 million, or $0.36 per diluted share, for the quarter ended September 30, 2006.

The following table sets forth the change in the Company’s statement of operations on a same affiliate basis.

	Three Months Ended September 30,		Change from September 30, 2006 to September 30, 2007 $	Charter Acquisition September 30, 2007(1)	Same Affiliate Basis (2) $
(In thousands)	2007	2006
Interest and dividend income	$98,156	$77,662	$20,494	$6,786	$13,708
Interest expense	48,008	34,504	13,504	2,997	10,507

Net interest income	50,148	43,158	6,990	3,789	3,201

Provision for loan losses	3,738	2,325	1,413	119	1,294

Net interest income after provision for loan losses	46,410	40,833	5,577	3,670	1,907
Fees and other income	55,398	45,389	10,009	170	9,839
Operating expense	73,556	63,682	9,874	2,602	7,272
Minority interest	1,509	1,120	389	—	389

Income before income taxes	26,743	21,420	5,323	1,238	4,085

Income tax expense	9,326	7,770	1,556	392	1,164

Net income	$17,417	$13,650	$3,767	$846	$2,921

(1)	Includes the interest expense on the Note proceeds used to fund the Charter acquisition of $321 thousand, or $190 thousand net of estimated tax.
(2)	The Company defines same affiliate, to exclude Charter’s operating earnings for the three months ended September 30, 2007, and the interest expense on the Note issued and used to fund the Charter acquisition.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the third quarter of 2007, net interest income was $50.1 million, an increase of $7.0 million, or 16.2%, over the same period of 2006. The $7.0 million increase in net interest income is the net result of a $7.3 million increase from business volumes (change in average balance multiplied by the prior year average rate) and a $273 thousand decrease from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin was 3.59% for the third quarter of 2007, a decrease of 17 basis points compared to the same period of 2006 and an increase of 12 basis points on a linked quarter basis. The decrease in the third quarter, compared to the same period last year, is primarily attributable to a 38 basis point increase in the cost of funds partially offset by an increased yield on earning assets of 24 basis points.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$324,404	$3,958	4.86%	$253,569	$2,788	4.12%
Non-taxable investment securities	232,348	3,078	5.30%	219,530	2,514	4.58%
Mortgage-backed securities	63,531	762	4.76%	39,831	404	4.00%
Federal funds sold and other	155,305	1,956	5.00%	125,404	1,684	5.82%
Loans(2)
Commercial and construction	2,922,801	57,815	7.77%	2,298,433	45,299	7.76%
Residential mortgage	1,733,467	26,383	6.09%	1,485,702	20,983	5.65%
Home equity and other consumer	296,020	6,025	7.94%	274,387	5,478	7.69%

Total loans	4,952,288	90,223	7.19%	4,058,522	71,760	6.98%
Total earning assets	5,727,876	99,977	6.90%	4,696,856	79,150	6.66%
Interest-bearing liabilities:
Deposits	$3,466,723	$31,604	3.62%	$2,972,847	$23,545	3.14%
Borrowed funds	1,439,536	16,404	4.47%	928,484	10,959	4.62%

Total interest-bearing liabilities	4,906,259	48,008	3.87%	3,901,331	34,504	3.49%
Net interest income		$51,969			$44,646
Interest rate spread			3.03%			3.17%
Net interest margin			3.59%			3.76%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.8 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $20.5 million, or 26.4%, in the third quarter of 2007 compared to the third quarter of 2006. 33.1% of the increase, or $6.8 million, was due to the acquisition of Charter. Excluding Charter, interest and dividend income increased $13.7 million, or 17.7%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $12.4 million, or 27.8%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a $624.4 million, or 27.2%, increase in average balances and a one basis point increase in the average yield. The increase in the average balance of commercial loans was due to a combination of the Charter acquisition as well as the organic growth of the loan portfolios at the Banks. Charter had $3.4 million in commercial loan income and average balances of $147.6 million in the third quarter of 2007.

Interest income on residential mortgage loans increased $5.4 million, or 25.7%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a $247.8 million, or 16.7%, increase in average balances and a 44 basis point, or 7.8%, increase in the average yield. The increase in the average balance of residential loans was due to a combination of the Charter acquisition as well as the organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to adjustable rate mortgage (“ARM”) loans repricing or modifying at a higher rate. Charter had $2.3 million in residential mortgage loan income and average balances of $93.2 million in the third quarter of 2007.

Interest income on consumer and other loans increased $547 thousand, or 10.0%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of $21.6 million, or 7.9%, increase in average balances and a 25 basis point, or 3.3%, increase in the average yield. The increase in the average balance of consumer and other loans was due to a combination of the Charter acquisition as well as the organic growth of the loan portfolios at the Banks.

Investment income increased $2.1 million, or 32.8%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a $137.3 million, or 21.5%, increase in the average balances and a 40 basis point, or 8.7%, increase in the average yield. Excluding Charter, the average balance of investments would have increased $68.6 million for the third quarter of 2007 as compared to the same period in 2006. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $13.5 million, or 39.1%, in the third quarter of 2007 compared to the third quarter of 2006. 22.2% of the increase, or $3.0 million was due to the acquisition of Charter and the interest expense on the related financing. Excluding Charter, and the interest expense associated with the related financing, interest paid on deposits and borrowings increased $10.5 million, or 30.5%, as a result of increases in the average rate paid on deposits, increases in average balances outstanding on deposit and borrowings, partially offset by the decrease in the average rate paid on borrowings.

Interest paid on deposits increased $8.1 million, or 34.2%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a $493.9 million, or 16.6%, increase in the average balance, and a 48 basis point, or 15.3%, increase in the average rate paid. The increase in the average rate paid was primarily due to the competition in the market for deposits, and the increased concentration of higher rate certificates of deposit. Charter had $1.9 million in interest expense on deposits, and $173.1 million in average deposits in the third quarter of 2007.

Interest paid on borrowings increased $5.4 million, or 49.7%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a $511.1 million, or 55.0%, increase in average balance, offset by a 15 basis point, or 3.2%, decrease in the average rate paid. The increase in the average balance of borrowings was due to the combination of the 3% Contingent Convertible Senior Note (the “Note”) that the Company completed at the beginning of the third quarter 2007, the additional FHLB borrowings used by Boston Private Bank, Borel, and Gibraltar to fund a portion of their loan portfolios, and the acquisition of Charter. Charter had $807 thousand in interest expense on borrowings, and $73.3 million in average borrowings in the third quarter of 2007.

Provision for Loan Losses. The provision for loan losses increased $1.4 million, or 60.8%, in the third quarter of 2007 compared to the third quarter of 2006. The provision reflects an increase in the unallocated portion of the allowance for loan losses, strong loan growth, and the acquisition of Charter, partially offset by a decrease in the allowance for loan losses as a percentage of total loans reflecting minimal charge-offs. The provision for loan losses is also impacted by the mix and amount of loans classified as special mention, substandard, doubtful, or loss. Charter had $119 thousand in provision for loan losses in the third quarter of 2007. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $90 thousand during the third quarter of 2007 versus recoveries, net of charge-offs, of $101 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $10.0 million, or 22.1%, in the third quarter of 2007 compared to the third quarter of 2006. 24.4% of the increase, or $2.4 million, was due to the acquisition of Charter and the consolidation of BOS’ results of operation for the two months ended September 30, 2007. Excluding Charter, and BOS, fees and other income increased $7.6 million, or 16.7%, as a result of increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees, which also includes performance fees, and separately managed account fees (“SMA”), increased $6.3 million, or 17.8%, in the third quarter of 2007 compared to the third quarter 2006. Excluding performance and SMA fees, investment management and trust fees increased $3.7 million, or 12.5%, due to increased AUM at both our banks and investment management firms. Performance fees increased $1.3 million, or 27.9%, due to increased investment management performance at our investment management firms. AUM, excluding the assets from the wealth advisors; KLS, RINET, Sand Hill and BOS, increased $4.7 billion, or 21.1%, from the third quarter of 2006 to the third quarter of 2007 as a result of increased investment performance and organic growth. Management fees for our Banks and investment management affiliates are typically calculated based on a percentage of AUM. Approximately 26.2% of the Company’s third quarter 2007 investment management and trust fees were calculated based on the June 30, 2007 market value ending AUM; the remaining 73.8% of the Company’s investment management and trust fees were calculated based on the September 30, 2007 market value ending AUM.

Wealth advisory fees increased $3.3 million, or 49.3%, in the third quarter of 2007 compared to the third quarter of 2006. 68.0% of the increase, or $2.3 million, was due to BOS. Excluding BOS, wealth advisory fees increased $1.1 million, or 15.8%, as a result of increases in the number of client relationships and increased fee structure on existing accounts. Assets under advisory managed by the wealth advisors KLS, RINET, Sand Hill, and BOS increased $3.2 billion, or 54.9%, from the third quarter 2006 to the third quarter 2007. 65.4% of the increase, or $2.0 billion, was due to the consolidation of BOS. Wealth Advisory fees at the Company are either fee based or calculated based on a percentage of AUM. Approximately $4.9 million, or 48%, of total fees for the third quarter of 2007 were based on a percentage of AUM, and 52%, or $5.2 million, were derived from fee based accounts.

Other income increased $656 thousand, or 40.2%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of the increase in the cash surrender value on Boston Private Bank’s investment in Bank Officers Life Insurance (“BOLI”), which was made in the fourth quarter of 2006. Included in other income is approximately $658 thousand, from a gain on a sale of advisory contracts at one of the Company’s investment management firms.

Operating Expenses and Minority Interest. Total operating expenses and minority interest increased $10.3 million, or 15.8%, in the third quarter of 2007 compared to the third quarter of 2006. 43.0%, or $4.4 million, of the increase was due to the acquisition and consolidation of Charter and BOS, respectively. Excluding Charter and BOS, operating expenses increased $5.9 million, or 9.0%, for the third quarter of 2007. Other items increasing operating expenses in the third quarter of 2007 include increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $8.1 million, or 19.1%, in the third quarter 2007 compared to the third quarter 2006. 32.1%, or $2.6 million, of the increase was due to the acquisition and consolidation of Charter and BOS, respectively. Excluding Charter and BOS, salaries and benefit expense increased $5.5 million, or 13.0%, for the third quarter of 2007. This increase was primarily due to increases in variable compensation as a result of increased performance from our investment managers, coupled with a 3.6% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $1.0 million, or 13.2%, in the third quarter of 2007 compared to the third quarter of 2006. 43.4%, or $440 thousand, of the increase was due to the acquisition and consolidation of Charter and BOS, respectively. Excluding Charter and BOS, occupancy and equipment expenses increased $573 thousand, or 7.4%, for the third quarter 2007. This increase was primarily due to the opening of new banking offices in the east coast region as well as increases in office space at some of our wealth managers locations. In May of 2007, Boston Private Bank opened its Beverly, Massachusetts office and Gibraltar opened a new location in New York City in November 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $792 thousand, or 25.1%, in the third quarter of 2007 compared to the third quarter of 2006. 23.9% of the increase, or $189 thousand, was due to the acquisition and consolidation of Charter and BOS, respectively. Excluding Charter and BOS, professional expenses increased $603 thousand, or 19.1%, for the third quarter of 2007, as a result of increased director and legal expenses. The increase in director fees is primarily due to timing, driven by the prior years vesting period for stock compensation. The legal expense increase is primarily driven by the increase in the Company’s SEC filings and special projects.

Marketing and business development increased $706 thousand, or 38.3%, in the third quarter of 2007 compared to the third quarter of 2006. 14.9%, or $105 thousand, of the increase was due to the acquisition and consolidation of Charter and BOS, respectively. Excluding Charter and BOS, marketing and business development expense increased $601 thousand, or 32.6%, for the third quarter of 2007. This increase was primarily due to increased marketing campaigns in both the west and east coast and increased business relations with clients.

Provision for unfunded loan commitments for the third quarter of 2007 was a credit of $2.0 million, compared to a credit of $102 thousand for the same period in 2006. The increased credit is primarily the result of Boston Private Bank reducing the amount of reserves applicable to unfunded loan commitments, based on a current assessment of risk, in the third quarter of 2007.

Income Tax Expense. The Company recorded income tax expense of $9.3 million for the third quarter of 2007 as compared to $7.8 million for the same period of 2006. The effective tax rate for the third quarter of 2007 was 34.9% compared to 36.3% for the third quarter of 2006. The decrease in the Company’s effective tax rate was primarily attributable to an increase in the percentage of tax-exempt income to pre-tax income and the reversal of previously accrued taxes due to the expiration of the 2003 statue of limitations. The Company’s effective tax rate for the remainder of 2007 will be affected by the income in various states and localities, the relative level of BOLI income and tax-free income as a percentage of pre-tax earnings, and the amount of non-deductible compensation expenses.

Results of Operations for the Nine Months Ended September 30, 2007 versus September 30, 2006

Net Income. The Company recorded net income of $35.3 million, or $0.91 per diluted share, for the nine months ended September 30, 2007 compared to net income of $38.8 million, or $1.03 per diluted share, for the nine months ended September 30, 2006. The non-cash impairment charge reduced the Company’s earnings by $10.1 million, net of tax, or $0.24 per diluted share.

The following table sets forth the change in the Company’s statement of operations on a same affiliate basis:

	Nine Months Ended September 30,		Change from September 30, 2006 to September 30, 2007	Acquisitions September 30,	Same Affiliate Basis(2)
	2007	2006		2007(1)	$
	(In thousands)
Interest and dividend income	$269,138	$218,124	$51,014	$6,822	$44,192
Interest expense	131,367	87,996	43,371	2,997	40,374

Net interest income	137,771	130,128	7,643	3,825	3,818
Provision for loan losses	5,659	5,192	467	119	348

Net interest income after provision for loan losses	132,112	124,936	7,176	3,706	3,470

Fees and other income	156,368	123,808	32,560	14,192	18,368
Operating expense (3)	232,592	185,412	47,180	12,185	34,995
Minority interest	2,529	2,679	(150)	891	(1,041)

Income before income taxes	53,359	60,653	(7,294)	4,822	(12,116)

Income tax expense	18,032	21,888	(3,856)	1,910	(5,766)

Net income	$35,327	$38,765	$(3,438)	$2,912	$(6,350)

(1)	Includes the Anchor operating earnings for the five months ending May 31, 2007, Charter operating earnings for the three months ended September 30, 2007 and the interest expense on the Note proceeds used to fund the Charter acquisition.
(2)	The Company defines same affiliate to exclude Anchor’s operating earnings for the five months ended May 31, 2007, Charter’s operating earnings for the three months ended September 30, 2007, and the interest expense on the Note’s issued and used to fund the Charter acquisition.
(3)	Includes the impairment of goodwill of $17.9 million ($10.1 million, net of tax).

Net Interest Income. For the nine months ended September 30, 2007, net interest income was $137.8 million, an increase of $7.6 million, or 5.9%, over the same period of 2006. The $7.6 million increase in net interest income is the net result of an $18.8 million in increased business volumes (change in average balance multiplied by the prior year average rate) partially offset by an $11.2 million decrease from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin was 3.52% for the nine months ended September 30, 2007, a decrease of 39 basis points compared to the same period of 2006. The decrease in the first nine months of 2007 is primarily attributable to a 73 basis point increase in the cost of funds partially offset by an increased yield on earning assets of 31 basis points.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the nine months ended September 30, 2007 and September 30, 2006.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$280,343	$9,854	4.69%	$267,498	$8,268	3.93%
Non-taxable investment securities	231,754	8,919	5.13%	223,492	7,368	4.40%
Mortgage-backed securities	44,522	1,475	4.39%	41,155	1,239	3.99%
Federal funds sold and other	178,188	6,974	5.18%	161,671	5,323	4.77%
Loans(2)
Commercial and construction	2,698,740	157,872	7.73%	2,164,046	124,572	7.65%
Residential mortgage	1,641,386	72,575	5.90%	1,442,958	60,436	5.58%
Home equity and other consumer	279,282	16,647	7.84%	259,461	15,106	7.64%

Total loans	4,619,408	247,094	7.09%	3,866,465	200,114	6.88%
Total earning assets	5,354,215	274,316	6.79%	4,560,281	222,312	6.48%
Interest-bearing liabilities:
Deposits	$3,377,661	$90,288	3.57%	$2,916,066	$59,630	2.73%
Borrowed funds	1,173,245	41,079	4.64%	838,794	28,366	4.48%

Total interest-bearing liabilities	4,550,906	131,367	3.85%	3,754,860	87,996	3.12%
Net interest income		$142,949			$134,316
Interest rate spread			2.94%			3.36%
Net interest margin			3.52%			3.91%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $5.2 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $51.0 million, or 23.4%, during the nine months ended September 30, 2007 compared to the same period in 2006. 13.4% of the increase, or $6.8 million, was due to the acquisition of Charter and Anchor (together the “Acquisitions”). Excluding the Acquisitions, interest and dividend income increased $44.2 million, or 20.3%, as a result of increases in interest income on loans and investments (taxable investment securities, non-taxable investment securities, mortgage backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial loans increased $32.9 million, or 26.7%, during the nine months ended September 30, 2007, compared to the same period in 2006 as a result of a $534.7 million, or 24.7%, increase in average balances and an 8 basis point, or 1.0%, increase in the average yield. The increase in the average balance of commercial loans was due to the combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks.

Interest income on residential mortgage loans increased $12.1 million, or 20.1%, during the nine months ended September 30, 2007, compared to the same period in 2006 as a result of a $198.4 million, or 13.8%, increase in average balances and a 32 basis point, or 5.7%, increase in the average yield. The increase in the average balance of residential loans was due to the combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to ARM loans repricing or modifying at a higher rate.

Interest income on consumer and other loans increased $1.5 million, or 10.2%, during the nine months ended September 30, 2007, compared to the same period in 2006 as a result of a $19.8 million, or 7.6%, increase in average balances and a 20 basis point, or 2.6%, increase in the average yield. The increase in the average balance of consumer and other loans was due to the combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks.

Investment income increased $4.5 million, or 22.8%, during the nine months ended September 30, 2007, compared to the same period in 2006 as a result of a $41.0 million, or 5.9%, increase in the average balance and a 67 basis point, or 15.7%, increase in the average yield. Excluding Charter, the average balance of investments increased $18.1 million, or 2.6%. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $43.4 million, or 49.3%, during the nine months ended September 30, 2007, compared to the same period in 2006. 6.9% of the increase, or $3.0 million, was due to the acquisition of Charter and the interest expense on the related funding. Excluding Charter, and the related funding, interest paid on deposits and borrowings increased $40.5 million, or 45.9%, as a result of increases in the average rate paid on deposits and borrowings as well as increases in average balances outstanding.

Interest paid on deposits increased $30.7 million, or 51.4%, during the nine months ended September 30, 2007 compared to the same period in 2006 as a result of a $461.6 million, or 15.8%, increase in the average balance, and an 84 basis point, or 30.8%, increase in the average rate paid. The increase in the average rate paid was primarily due to the competition in the market for deposits and the increased concentration of higher rate certificate of deposits.

Interest paid on borrowings increased $12.7 million, or 44.8%, during the nine months ended September 30, 2007, compared to the same period in 2006 as a result of a $334.5 million, or 39.9%, increase in average balance, and a 16 basis point, or 3.6%, increase in the average rate paid. The increase in the average balance of borrowings was due to the combination of the Note that the company completed at the beginning of the third quarter, the acquisition of Charter, and the additional FHLB borrowings used by Boston Private Bank, Borel, and Gibraltar to fund a portion of their loan portfolios.

Provision for Loan Losses. The provision for loan losses increased $467 thousand, or 9.0%, during the nine months ended September 30, 2007 compared to the same period in 2006. The provision reflects an increase in the unallocated portion of the allowance for loan losses, continued loan growth, the acquisition of Charter, partially offset by a decrease in the allowance for loan losses as a percentage of total loans reflecting minimal charge-offs. The provision for loan losses is also impacted by the mix and amount of loans classified as special mention, substandard, doubtful, or loss. Charter had $119 thousand in provision for loan losses for the period. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition—Allowance for Loan Losses.” Recoveries, net of charge-offs, were $427 thousand during the nine months ended September 30, 2007 versus, charge-offs, net of recoveries of $438 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $32.6 million, or 26.3%, during the nine months ended September 30, 2007, compared to the same period in 2006. 50.2% of the increase, or $16.3 million was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions and BOS, fees and other income increased $16.3 million, or 13.1%, as a result of increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees, which also includes performance fees, and SMA fees, increased $24.5 million, or 25.7%, during the nine months ended September 30, 2007, compared to the same period in 2006. 56.8% of the increase, or $13.9 million, was due to the acquisition of Anchor. Excluding Anchor, investment management fees increased $10.6 million, or 11.1%, as a result of increased performance fees and increased AUM. AUM, excluding the assets from the wealth advisors KLS, RINET, Sand Hill, and BOS increased $4.7 billion, or 21.1%, from the same period in 2006 to September 30, 2007 as a result of increased investment performance and organic growth. Management fees for our Banks and investment management affiliates are typically calculated based on a percentage of AUM. The Company’s fees on AUM are affected by the timing of net new business flows, and investment performance.

Wealth advisory fees increased $5.2 million, or 26.4%, during the nine months ended September 30, 2007, compared to the same period in 2006. 43.3% of the increase, or $2.3 million, was due to the consolidation of BOS. Excluding BOS, wealth advisory fees increased $3.0 million, or 14.9%, as a result of increases in the number of client relationships and increased fee structure. Assets under advisory managed by the wealth advisors KLS, RINET, Sand Hill, and BOS increased $3.2 billion, or 54.9%, from the third quarter 2006 to the third quarter 2007. 65.4% of the increase, or $2.0 billion, was due to the consolidation of BOS. Wealth Advisory fees at the Company are either fee based or calculated based on a percentage of AUM. Approximately $10.1 million, or 40%, of total fees for 2007 were based on a percentage of AUM, and 60%, or $14.9 million, were derived from fee based accounts.

Other income increased $2.7 million, or 62.5%, during the nine months ended September 30, 2007, compared to the same period in 2006 primarily due to the increase in the cash surrender value on Boston Private Bank’s investment in BOLI, which was made in the fourth quarter of 2006. Included in other income is approximately $658 thousand, from a gain on a sale of advisory contracts at one of the Company’s investment management firms.

Operating Expenses and Minority Interest. Total operating expenses including the $17.9 million in non-cash impairment charge and minority interest, increased $47.0 million, or 25.0%, during the nine months ended September 30, 2007 compared to the same period in 2006. 31.7% of the increase, or $14.9 million, was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions, BOS, and the non-cash impairment charge, operating expenses and minority interest increased $14.2 million, or 7.6%, for the nine months ended September 20, 2007. Other items that impacted operating expenses include increases in salaries and benefits, occupancy and equipment as well as other operating expenses resulting from the Company’s growth.

Salaries and benefits, the largest component of operating expense, increased $21.8 million, or 17.9%, during the nine months ended September 30, 2007, compared to the same period in 2006. 45.0% of the increase, or $9.8 million, was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions and BOS, salaries and benefit expense increased $12.0 million, or 9.8%, for the nine months ended September 30, 2007. This increase was primarily due to increases in variable compensation as a result of increased performance by our investment managers, coupled with a 3.6% increase in the number of employees due to growth, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $3.4 million, or 16.2%, during the nine months ended September 30, 2007, compared to the same period in 2006. 21.8% of the increase, or $750 thousand, of the increase was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions and BOS, occupancy and equipment expenses increased $2.7 million, or 12.6%, for the nine months ended September 30, 2007. This increase was primarily due to the opening of new banking offices in the east coast regions. In June of 2006 Boston Private Bank opened its Hingham, Massachusetts office and opened its Beverly, Massachusetts office in May of 2007. Gibraltar opened its New York City office in November of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.6 million, or 16.4%, during the nine months ended September 30, 2007, compared to the same period in 2006. 17.0% of the increase, or $270 thousand, was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions, and BOS, professional services expenses increased $1.3 million, or 13.6%, for the nine months ended September 30, 2007. The increase was due to increased consulting and legal expenses, offset by the decrease in director fees. The consulting expense increase during the nine months ended September 30, 2007 compared to the same period last year is primarily driven by the director and CFO search fees, as well as strategic communications consulting. The legal expenses increase is primarily driven by the increase in the Company’s SEC filings and special projects. The director fee decrease is primarily due to the change in the stock compensation vesting period to the current year’s board retainer fee agreement.

Marketing and business development increased $1.4 million, or 22.0%, during the nine months ended September 30, 2007, compared to the same period in 2006. 26.5% of the increase, or $382 thousand, was due to the Acquisitions and the consolidation of BOS. Excluding the Acquisitions, and BOS, marketing and business development increased $1.1 million, or 16.2%, for the nine months ended September 30, 2007. The increase was primarily due to increased marketing campaigns in both the west and east coast and increased business relations with clients.

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

Provision for unfunded loan commitments for the nine months of 2007 was a credit of $1.4 million as compared to an expense of $544 thousand for the same period in 2006. The change is primarily the result of Boston Private Bank reducing the amount of reserves applicable to unfunded loan commitments, based on the current assessment of risk.

Income Tax Expense. The Company recorded income tax expense of $18.0 million for the nine months ended September 30, 2007 as compared to $21.9 million for the same period of 2006. The effective tax rate for the first nine months of 2007 was 33.8% compared to 36.1% for the same period in 2006. The decrease in income tax expense and the effective tax rate is primarily related to a decrease in pre-tax earnings as well as an increase in the percentage of tax-exempt income to pre-tax income. The Company’s effective tax rate for the remainder of 2007 will be affected by the income in various states and localities, the relative level of BOLI income and tax-free income as a percentage of pre-tax earnings, and the amount of non-deductible compensation expense.

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

(b) Change in internal controls.

There were no changes made in the Company’s internal control over financial reporting for the quarter ended September 30, 2007 that have materially affected, or reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company acquired Charter Financial on July 1, 2007, and completed its fifth 10% purchase of BOS on August 1, 2007 increasing the Company’s interest in BOS from approximately 49.7% ownership to approximately 60.85%. Both Charter’s and BOS’ internal controls over financial reporting were excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. Total assets and revenue generated by Charter and BOS of $385.0 million, and $27.8 million, respectively, and $4.3 million, and $2.3 million, was included in the Company’s consolidated financial statements as of and for the period ended September 30, 2007.

PART II. Other Information

Item 1.	Legal Proceedings

A. Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates (“Kalson”) bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery, and Westfield intends to file a motion for summary judgment in due course.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005 the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The Court of Appeals has denied the non-settling beneficiary’s motion for rehearing and has indicated that it will accept no additional filings in the matter. The non-settling beneficiary has 60 days extension of time from October 22, 2007 to file a conforming petition seeking discretionary review by the U.S. Supreme Court.

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

The Company issued 65,822 shares of common stock in the third quarter of 2007 in connection with the increased investment interest in BOS. The total equity consideration for this transaction was $1.8 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 2(c).	Share Buyback

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1-30, 2007	1,470,000	$27.24	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

*	31.1—Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2—Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

November 9, 2007	/s/ Timothy L. Vaill
Timothy L. Vaill
Chairman and Chief Executive Officer

November 9, 2007	/s/ David J. Kaye
David J. Kaye
Chief Financial Officer