Form 10-K
period 2007-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2008-03-14
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Security Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Market on June 30, 2007 was $999,639,558.

The number of shares of the registrant’s common stock outstanding on March 3, 2008 was 37,671,238.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

i

The discussions set forth below and elsewhere herein, may contain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and the impact of our results of market conditions and prevailing and future interest rates and prospects, plans and objectives of management are forward-looking statements.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, adverse conditions in the capital market, and the impact of such conditions on our private banking and investment advisory activities, interest rate compression which may adversely impact net interest income, competitive pressures from other financial institutions, a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, adequacy of loan loss reserves, reduction in deposit levels necessitating increased borrowing to fund loans and investments, our ability to consummate proposed acquisitions in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of acquired businesses with the operations of our banking or investment management businesses, the passing of adverse government regulation, the risk that goodwill and intangibles recorded in our financial statements will become impaired, and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

ii

PART I

ITEM 1. BUSINESS

I. General

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”) was incorporated on September 2, 1987, under the laws of the Commonwealth of Massachusetts. On July 1, 1988, the Company became registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became the parent holding company of Boston Private Bank & Trust Company (“Boston Private Bank”), a trust company chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”). In addition to Boston Private Bank, the Company owns four other Private Banking affiliate partners, four wholly-owned or majority-owned Investment Management affiliate partners, and four wholly-owned or majority-owned Wealth Advisory affiliate partners.

The Company also holds a 46.2% equity interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser and Coldstream Securities, Inc., a registered broker dealer.

The Company offers a full range of wealth management services to high net worth individuals, families, businesses, and select institutions through its wholly-owned and majority-owned affiliate partners within the Company’s three core functional segments: Private Banking, Investment Management, and Wealth Advisory.

On July 1, 2007, the Company acquired Charter Financial Corporation, the holding company of Charter Bank (“Charter”), situated in the Puget Sound region of Washington State. In the transaction, the Company acquired 100% of Charter Financial Corporation’s common stock through the issuance of approximately 1.5 million shares of Boston Private common stock valued at $42.5 million and $29.4 million in cash payments to shareholders, including stock options. The purchase price was approximately $77.2 million, which included the trust preferred debt assumed by Boston Private and the Company’s transaction costs. In addition, the Company contributed $6.5 million of capital to Charter at the time of the acquisition.

On August 1, 2007, Boston Private increased its ownership interest in Bingham, Osborn, & Scarborough LLC (“BOS”) from 49.7% to approximately 60.9%. In conjunction with the transaction, BOS’s financial results after July 31, 2007 are included in the Company’s consolidated financial statements. BOS’s operating results for the first seven months of 2007 were accounted for under the equity method of accounting, and included with other income. The Company has the option to increase its ownership in BOS over the next year to approximately 75%.

On November 1, 2007 the Company reduced its ownership interest in Sand Hill Advisors, LLC (“Sand Hill”), formerly Sand Hill Advisors, Inc., from 100% to 76%. The transaction resulted in the purchase of 24% of the equity and profits of Sand Hill by certain existing members of the Sand Hill management team. The Company believes this transaction better aligns the interests of the Sand Hill management team with those of the Company. The transaction was financed by recourse notes issued by Sand Hill management to Sand Hill at market terms. The Company accounts for the sale of stock in an affiliate partner as a capital transaction.

II. Functional Segments

The Company’s approach to the wealth management market is to create a financial umbrella that preserves, grows, and transfers assets over the financial lifetime of a client through the Company’s three core functional segments: Private Banking, Investment Management and Wealth Advisory. The Company creates this financial umbrella through a platform of complementary affiliate partners within each functional segment. Each functional segment reflects the services provided by the Company to a distinct segment of the wealth management markets as described below.

In January of 2008, the Company announced a change in its corporate management structure by naming executives to manage each of the three functional segments. Historically, the Company reported financial results on an individual affiliate partner basis. In 2008, the Company will transition its reporting from an individual affiliate partner basis to its three functional segments. This transition will enable the Company to provide the management focus needed to increase the effectiveness and profitability in each of its major lines of business as the Company continues to grow its national platform.

Private Banking

The Company’s Private Banking affiliate partners are principally engaged in providing a wide range of banking services, which include deposits and lending activities, and investment management and trust services to high net worth individuals, their families and their businesses.

The Company’s five wholly-owned Private Banking affiliate partners are Boston Private Bank, Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC, Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC, and Charter, a Washington state banking corporation insured by the FDIC (together “the Banks”).

Boston Private Bank & Trust Company

Boston Private Bank, located in the New England region, is a Massachusetts-chartered trust company with $2.8 billion in balance sheet assets and $2.8 billion of assets under management as of December 31, 2007. Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. Boston Private Bank is headquartered in Boston, Massachusetts, and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton, Wellesley, Lexington, Hingham, and Beverly, Massachusetts. Boston Private Bank also has a loan production office in Jamaica Plain, Massachusetts.

Borel Private Bank & Trust Company

Borel, located in the northern California region, is a California state banking corporation with $1.2 billion in balance sheet assets and $819 million of assets under management as of December 31, 2007. Borel pursues a private banking business strategy and is principally engaged in providing commercial banking, and investment management trust services, to high net worth individuals, their families and their businesses in the San Francisco Bay area. Borel offers its clients a broad range of banking services, which include deposit and lending activities. In addition, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory and administrative services. Borel is headquartered in San Mateo, California, and has offices in Palo Alto, San Francisco, Los Altos, and Burlingame, California.

First Private Bank & Trust

FPB, located in the southern California region, is a California state banking corporation with $618 million in balance sheet assets and $25 million of assets under management as of December 31, 2007. FPB pursues a private banking strategy and is principally engaged in providing commercial banking and trust services to small and medium-sized businesses and professionals located in the Los Angeles and San Bernardino counties. FPB is headquartered in Encino, California, and has offices in Burbank, Irvine, Granada Hills, Santa Monica and Westlake Village, California.

Gibraltar Private Bank & Trust Company

Gibraltar, principally located in the southern Florida region, is a federal savings association with $1.6 billion in balance sheet assets and $1.1 billion of assets under management as of December 31, 2007. Gibraltar pursues a private banking strategy and is principally engaged in providing commercial and personal banking, and wealth management services to small and medium-sized businesses and professionals located in the Miami-Dade, Monroe, Broward, Collier, and Palm Beach Counties. Gibraltar is headquartered in Coral Gables, Florida and has offices in South Miami, Downtown Miami, Key Largo, Naples, and Fort Lauderdale, Florida. In addition, Gibraltar has a private banking office in New York City.

Charter Bank

Charter, located in the Pacific Northwest region, is a Washington state banking corporation with $383 million in balance sheet assets as of December 31, 2007. Charter is a community-oriented commercial bank focused on servicing the financial needs of small businesses and wealthy individuals located throughout Greater King County. Charter is headquartered in Bellevue, Washington, and has offices in Redmond, Kent, and downtown Seattle, Washington.

Investment Management

The Company’s Investment Management affiliate partners cover a full spectrum of portfolio management products and services and collectively cover a wide range of asset classes. Their seasoned investment professionals apply research, disciplined processes, and their expertise to successfully oversee their clients' financial assets.

The Company’s four wholly-owned or majority-owned Investment Management affiliate partners are Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”).

Westfield Capital Management Company, LLC

Westfield, located in the New England region, is a registered investment adviser with $13.1 billion of assets under management as of December 31, 2007. Westfield is an investment management firm serving the needs of pension funds, endowments, foundations, mutual funds and high net worth individuals throughout the United States (“U.S.”) and abroad. Westfield specializes in separately managed domestic growth equity portfolios with products across the capitalization spectrum. Additionally, Westfield acts as the investment manager for several limited partnerships and also serves as a portfolio manager to two wrap programs. Westfield is headquartered in Boston, Massachusetts, and conducts all business activities from its headquarters.

Dalton, Greiner, Hartman, Maher & Co, LLC

DGHM, located in the New York metro region, is a registered investment adviser with $1.5 billion of assets under management as of December 31, 2007. DGHM is an investment management firm serving the needs of institutional and high net worth individuals throughout the U.S. and abroad. DGHM specializes in value-driven equity portfolios with products primarily in the small capitalization spectrum. Additionally, DGHM acts as the investment manager for several limited partnerships and also serves as a portfolio manager to several wrap programs. DGHM is headquartered in New York City, and also has an administrative office in Naples, Florida.

Boston Private Value Investors, Inc.

BPVI, located in the New England region, is a registered investment adviser with $803 million of assets under management as of December 31, 2007. BPVI is an investment management firm and serves the needs of high net worth individuals and select institutions throughout the U.S. and abroad. BPVI specializes in value-

driven U.S. equities and balanced portfolios with products primarily in the large capitalization spectrum. BPVI is headquartered in Concord, New Hampshire, and has an office in Boston, Massachusetts.

Anchor Capital Holdings, LLC

Anchor, located in the New England region, is the parent holding company of Anchor Capital and Anchor/Russell, both of which are registered investment advisers. As of December 31, 2007, Anchor Capital and Anchor/Russell had $7.2 billion, and $398 million of assets under management, respectively. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital serves clients through its Discretionary Management Accounts division and its Separately Managed Accounts (“SMA”) division, and offers four core disciplines which include balanced, all-cap, mid-cap, and small-cap styles. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and SMA programs sponsored by the Frank Russell Company. Both operating companies, Anchor Capital and Anchor/Russell, are headquartered in Boston, Massachusetts and conduct all of their business activities from their headquarters.

Wealth Advisory

The Company’s Wealth Advisory affiliate partners provide integrated wealth management solutions including fee-based financial planning, investment counsel, tax strategies, asset allocation, estate planning and philanthropic services. They work with high net worth individuals, their families, and institutions. Their services are designed to help clients preserve, grow and transfer their assets over a lifetime.

The Company’s four wholly-owned or majority-owned Wealth Advisors are Sand Hill, KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), and BOS, all of which are registered investment advisers and financial planning firms (together the “Wealth Advisors”).

Sand Hill Advisors, LLC

Sand Hill, located in the northern California region, is a registered investment adviser with $1.2 billion of assets under management as of December 31, 2007 (including $276 million of assets managed through sub-advisory relationships with Boston Private affiliates). Sand Hill is a wealth adviser, providing comprehensive, planning-based financial strategies for wealthy individuals, families, charitable organizations, and select institutions in northern California. Sand Hill manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill is headquartered in Palo Alto, California and conducts all its business activities from its headquarters.

RINET Company, LLC

RINET, located in the New England region, is a registered investment adviser and financial planning firm with $1.5 billion of assets under advisory as of December 31, 2007. RINET provides fee-only financial planning, tax planning and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. The firm offers tax planning and preparation, asset allocation, estate planning, charitable planning and planning for employment benefits, including 401(k) plans, alternative investment analysis and mutual fund investing. Through its Kanon Bloch Carré division, RINET provides an independent, nationally recognized mutual fund rating service. RINET is headquartered in Boston, Massachusetts and conducts all of its business activities from its headquarters.

KLS Professional Advisors Group, LLC

KLS, located in the New York metro region, is a registered investment adviser and financial planning firm with $4.3 billion of assets under advisory as of December 31, 2007. KLS provides fee-only services, specializing in investment management, estate and insurance planning, retirement planning, and income tax planning services for leading law firm partners, senior executives of large companies, and other wealthy individuals both domestic and abroad. The firm offers advice and counsel on every aspect of its clients’ financial affairs in pursuit of strategies designed to preserve and build clients’ family wealth. KLS is headquartered in midtown Manhattan and conducts all of its business activities from its headquarters.

Bingham, Osborn & Scarborough, LLC

BOS, located in the northern California region, is a registered investment adviser with $2.1 billion of assets under management as of December 31, 2007. BOS provides fee-only services, specializing in investment counsel, insurance analysis needs, tax management, retirement planning, estate planning, and charitable and intergenerational giving planning to high net worth individuals and non-profit institutions in the San Francisco Bay area. BOS is headquartered in San Francisco, California and has another wealth management office in East Palo Alto, California.

Coldstream Capital Management, Inc.

Coldstream Holdings, located in the Pacific Northwest region, is the parent of Coldstream Capital, a registered investment adviser and Coldstream Securities, Inc. a registered broker dealer. Coldstream Capital had $1.2 billion of assets under advisory as of December 31, 2007. Coldstream Capital is a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest. Coldstream Capital is headquartered in Bellevue, Washington and has an office in Portland, Oregon.

For revenue, net income, assets, and other financial information for each of the Company’s functional segments, see Part II, Item 8—“Financial Statements and Supplementary Data—Note 5: Functional Segments.”

Competition

The Company operates in the highly competitive wealth management marketplace. The Company believes that by creating regional clusters of companies, it is favorably positioned to access diversified markets to expand its potential client base and mitigate regional economic risks. In addition, the Company believes its regional presence enables it to provide better access to decision makers and more customized personal service for its clients.

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

The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, Boston Private’s ability to retain investment management clients may be impaired by the fact that investment management contracts are typically short-term in nature, allowing clients to withdraw funds from accounts under management, generally at their sole discretion. There can be no assurance that Boston Private will be able to achieve favorable investment performance and retain its existing clients.

In the wealth advisory industry, Boston Private competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with Boston Private’s clients in related product areas. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that the Company’s Wealth Advisors will be able to retain their existing clients, expand existing relationships, or add new clients.

Employees

At December 31, 2007, the Company had 1,166 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

III. Regulatory Considerations

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

Set forth below is a brief description of certain laws and regulations that relate to the supervision and regulation of Boston Private and its affiliate partners. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Certain Restrictions on Activities and Operations of Boston Private

Boston Private is a bank holding company (a “BHC”) registered with the FRB under the BHCA. As such, Boston Private and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. Boston Private is also a bank holding company for purposes of the laws of the Commonwealth of Massachusetts, and is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the “BBI”) and the Massachusetts Commissioner of Banks (the “Commissioner”). Boston Private is also a bank holding company for purposes of the laws of the State of California, and is subject to the jurisdiction of the California Department of Financial Institutions (the “CDFI”). Boston Private is also a bank holding company for purposes of the laws of the State of Washington, and is subject to the jurisdiction of the Washington Department of Financial Institutions (the “WDFI”). Boston Private has not elected Financial Holding Company (“FHC”) status under the BHCA and, accordingly, may not engage in “certain financial activities”, such as merchant banking, that are only authorized under the BHCA for BHCs that have elected FHC status. For purposes of the BHCA, Gibraltar, a federal savings association, which Boston Private acquired in 2005, is a non-banking subsidiary. Gibraltar is regulated by the Office of Thrift Supervision (the “OTS”).

The FRB has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered, among other things, to assess civil money penalties against companies or individuals who violate the BHCA orders or, among other things, regulations thereunder, to order termination of non-banking activities of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

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

Unless a BHC becomes a FHC under the GLBA (as discussed below), the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, it prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, it may engage in and may own shares of companies engaged in certain activities the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public. This determination incorporates greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to the merger of BHCs.

Capital Requirements. The FRB has adopted capital adequacy guidelines which it uses in assessing the adequacy of capital in examining and supervising a BHC and in analyzing applications upon which it acts. The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter to specific limitations on the kind and amount of such securities which may be included as Tier I capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, which is, or to the extent, not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the “Leverage Ratio”) of 3.0%. Total consolidated average assets for this purpose does not include, for example, goodwill and any other intangible assets, unrealized gains or losses on investments and investments that the FRB determines should be deducted from Tier I capital. The 3% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHC’s are required to maintain a Leverage Ratio of 4%. BHC’s with supervisory, financial, operational or managerial weaknesses, as well as BHC’s that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. Finally, the FRB has also imposed certain capital requirements applicable to certain non-banking activities, including adjustments in connection with off-balance sheet items.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which Boston Private and the Banks are subject. In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of BHCs, such as Boston Private, that are not among the “core” 20 or so largest U.S. BHCs (the “Core Banks”). In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the Core Banks to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007 an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-Core Banks with the option to adopt an approach consistent with the standardized approach of Basel II. The standardized approach measures credit risk using external credit assessments. This proposal would replace Basel 1-A. In December 2007 the federal banking agencies issued the first rule that will implement Basel II for the Core Banks, permitting only the advanced approach. The advanced approach allows Core Banks to develop an internal rating system to determine the capital requirements for a given exposure. The final rule implementing Basel II reiterated that non-Core Banks would have the option to take the standardized approach and that it is the agency’s intention to have the standardized proposal finalized before the Core Banks begin the first transitional floor period under Basel II. Accordingly, Boston Private is not yet in a position to determine the effect of such rules on its risk capital requirements.

Limitations on Acquisitions of Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC, such as Boston Private, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies. The Home Owners’ Loan Act (“HOLA”) and OTS regulations impose certain limitations on the ability of third parties to acquire control of federal savings associations, such as Gibraltar.

In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC.

Cash Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless the BHC’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength to bank subsidiaries. The FDIC may also regulate the amount of dividends payable by the subsidiary banks. The inability of the Banks to pay dividends may have an adverse affect on the Company.

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

Depository institutions insured by the FDIC, such as the Banks can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Banks, and a potential loss of Boston Private’s investments in the Banks.

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

California Law. Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the CDFI.

Florida Law. Gibraltar’s primary banking regulator is the OTS, therefore, Gibraltar is neither subject to examination nor required to file reports with the Florida Office of Financial Regulations.

Washington Law. Boston Private is also a BHC within the meaning of Chapter 30.04 of the Revised Code of Washington. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the WDFI.

Regulation of the Banks

The Banks are subject to the extensive supervision and regulation of various federal and state authorities, which include the FDIC, the OTS, the CDFI, the WDFI, and the Commissioner. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies. Each of the Banks is required to file reports with and obtain approvals from these various regulatory agencies prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions.

FDIC Insurance Premiums. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Banks, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions which are in the lowest risk category, assessment rates will vary initially from five to seven basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC set the initial DRR at 1.25%. During 2007, the Banks paid $1.7 million of FDIC insurance premiums. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Banks, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels. The Company estimates its 2008 FDIC insurance premium will be substantially in excess of the premiums paid in 2007.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the DIF.

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

At December 31, 2007, each of the Banks, except for FPB, was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations above current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as a FHC.

FPB was considered adequately capitalized as of December 31, 2007. In February of 2008, FPB made an adjustment to their 2007 allowance for loan losses as of December 31, 2007. This adjustment resulted in FPB’s risk based capital ratio to fall below the well capitalized level. Concurrent with the adjustment, Boston Private contributed $11.5 million of additional capital to FPB. The amount of the capital contribution was intended to bring FPB’s total risk based capital ratio above 10.0%. Banks must have a total risk based capital ratio above 10.0% and not subject to any written agreement, order or capital directive or prompt corrective action directive to be considered “well capitalized”.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or “adequately capitalized.” These restrictions have not in the past had a material impact on the operations of the Banks because each of the Banks, except for FPB, are well capitalized at December 31, 2007, and historically they have not relied heavily upon brokered deposits as a source of funding.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, (including Boston Private Bank, Borel, FPB, and Charter but not Gibraltar), when acting as principal to those that are permissible for national banks. In 1999, the FDIC revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through “financial institutions” in certain new activities which are permissible for subsidiaries of a FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could engage in only through a financial subsidiary, such as securities underwriting, may be conducted only in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Activities and Investments of, and Branching by, Federal Savings Associations. Gibraltar, as a federal savings association, derives its lending and investment powers from the HOLA, and the regulations of the OTS promulgated thereunder. Under these laws and regulations, Gibraltar may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Gibraltar may also establish service corporations that may engage in activities not otherwise permissible for Gibraltar, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans. Federal savings associations have extremely broad authority to branch into other states. Gibraltar has used its interstate branching powers to establish an office in New York City.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2007, Gibraltar maintained in excess of 73.01% of its portfolio assets in qualified thrift investments and qualified under the QTL test.

A federal savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, if the association does not re-qualify under the QTL test within three years after failing the test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the applicable Federal Home Loan Bank (“FHLB”) as promptly as possible.

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

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the FDIC and the OTS to evaluate the Banks’ performance in helping to meet the credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank’s performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

The FDIC’s and OTS’s CRA regulations are currently based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Each of the banks currently have either a “satisfactory” or “outstanding” CRA rating. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate—small banks,” which are banks with $250 million or more, but less than $1 billion in total assets, including, FPB and Charter, under which such banks are examined using only two tests, a Lending Test and a new Community Development Test, and are relieved of certain data collection and reporting requirements.

Customer Information Security. The FDIC, the OTS, and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

Identity Theft Red Flags. The federal banking agencies jointly issued final rules and guidelines in November, 2007 implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines became effective on January 1, 2008. The mandatory compliance date for this rule is November 1, 2008.

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

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions such as the Banks to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, and currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In 2006, final regulations under the PATRIOT Act were issued requiring financial institutions, including the Banks, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks”. Management believes that the Company is in compliance with all the requirements prescribed by the PATRIOT Act and all applicable final implementing regulations.

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

Washington Law—Dividends. Under Washington law, a bank, such as Charter, may not declare or pay any dividend greater than its retained earnings without approval from the director of the WDFI. This restriction on Charter’s ability to declare and to pay dividends may restrict Boston Private’s ability to pay dividends to its stockholders. We cannot predict future dividend payments of Charter at this time.

California Law. Boston Private is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, Boston Private and its subsidiaries are subject to examination by, and may be required to file reports with, the CDFI.

OTS Regulations—Dividends. The OTS regulates all capital distributions by Gibraltar directly or indirectly to Boston Private, including dividend payments. If the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Gibraltar must file an application and receive the approval of the OTS for a proposed capital distribution. Due to Gibraltar’s net loss in 2007, they currently would not be able to pay a dividend to Boston Private without OTS approval.

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

Securities Law Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The Securities and Exchange Commissions (“SEC”) bank dealer regulation, among other things, granted an exemption to banks from dealer registration (as well as from registration as a dealer) with respect to effecting a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and included a new exemption for banks from the definition of dealer under the Exchange Act for certain securities lending transactions. The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA. The GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Securities Exchange Act of 1934 (the “Exchange Act”) that permit banks not registered as broker-dealers with the SEC to effect securities transactions under certain conditions. Regulation R implements certain of these exceptions. The exceptions were intended to preserve bank activity after Congress repealed the blanket bank exemption from broker regulation. After several attempts by the SEC that were criticized by banks and banking agencies, Congress required the SEC to withdraw its previous rules, including Regulation B, and issue rules jointly with the FRB. The SEC and the FRB have approved the final Regulation R and a bank must start complying with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008. The FRB and the SEC have stated that they will jointly issue any interpretations or no-action letters and guidance. Specifically, regarding formal enforcement action, the two agencies have stated that they will consult with each other and the appropriate federal banking agency and coordinate their activities when appropriate. In regard to Exchange Act section 29 risk, which voids contracts made in violation of the Exchange Act, a permanent exemption is provided if the bank acted in good faith and had reasonable policies and procedures in place, and the violation did not result in significant harm or financial loss. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered.

Fair Credit Reporting Affiliate Marketing Regulations. In November, 2007, the federal banking agencies published final rules to implement the affiliate marketing provisions in section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules became effective on January 1, 2008. The mandatory compliance date for these rules is October 1, 2008.

Regulation of Nondepository Trust Companies

On February 1, 2008 Boston Private indirectly acquired a 70.1% share of Davidson Trust Company (“DTC”). DTC is a Pennsylvania nondepository trust company that is subject to regulation by the Pennsylvania Department of Banking (the “PDOB”). DTC must maintain total equity capital and liquid assets in the amount of $2 million. DTC is prohibited from paying cash dividends or making other capital distributions that would cause DTC’s total equity capital or liquid assets to be less than $2 million.

Government Policies and Legislative and Regulatory Proposals

The operations of the Banks are generally affected by the economic, fiscal, and monetary policies of the U.S. and its agencies and regulatory authorities, particularly the FRB which regulates the money supply of the U.S., reserve requirements against deposits, the discount rate on FRB borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the FRB have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits.

In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the FRB, the FDIC, the OTS and other federal and state bank regulatory authorities. The likelihood of any major changes in the future, and the impact any such changes might have on Boston Private Bank, Borel, Charter, FPB, and Gibraltar are not possible to determine.

Government Regulation of Other Activities

Virtually all aspects of the Company’s investment management and wealth advisory businesses are subject to extensive regulation. Certain subsidiaries of the Company are registered with the Securities and Exchange Commission (the “Commission”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the Commission’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield, and DGHM act as sub-adviser, is registered with the Commission under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the Commission under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”); impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

As sub-advisers to registered investment companies, Westfield and DGHM are subject to requirements under the 1940 Act and the SEC’s regulations promulgated thereunder. Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct “assignment” of the contract as well as in the case of a sale, directly or indirectly, of a “controlling block” of the adviser’s voting securities. Such an assignment may be deemed to take place when a firm is acquired by the Company.

The foregoing laws and regulations generally grant supervisory agencies and bodies’ broad administrative powers, including the power to limit or restrict certain subsidiaries of the Company from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

IV. Taxation

Federal Taxation

The Company, and its incorporated affiliate partners are subject to federal income taxation generally applicable to corporations under the Code. The Banks are subject to Subchapter H of the Code which relates to securities, reserves for loan losses, and any common trust funds.

The Company, and its incorporated affiliate partners are members of an affiliated group of corporations within the meaning of Section 1504 of the Code and file a consolidated federal income tax return. The advantages of filing a consolidated tax return include the avoidance of tax on intercompany distributions and the ability to offset operating and capital losses of one company against operating income and capital gains of another company.

The Company’s limited liability companies and their taxable income is included as part of the Company’s taxable income.

State and Local Taxation

The Company and its affiliates are subject to the tax rate established in the state in which they perform their operations. Currently the Company has taxable income in the following states; Massachusetts, California, New Hampshire, Florida, New York, and the City of New York.

The Massachusetts tax rate is 10.50% on taxable income apportioned to Massachusetts. Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting is not permitted under Massachusetts statutes.

The California tax rate is 8.84% for corporations that are not financial institutions whereas the tax rate on income allocated to financial institutions is 10.84%. California’s taxable income is gross income as defined under the Code as of January 1, 2005 subject to certain differences not adopted.

The New Hampshire business enterprise tax rate is 0.75%, and 8.5% on New Hampshire business profits with a credit allowed for the business enterprise tax.

The Florida tax rate is 5.5% on taxable income apportioned to Florida.

The New York state tax rate is 7.5% plus a surcharge for business operations in the Metropolitan Commuter Transportation district.

The New York City tax rate is 8.85% on taxable income apportioned to New York City. In addition to the Company’s income tax in New York City, the Company is also subject to an unincorporated business tax (“UBT”). In computing UBT taxable income, amortization of purchased intangibles and certain payments to principals are not deductible. The UBT rate is 4.0%. A portion of the UBT paid is allowed as a credit in computing the Company’s New York City income tax

V. Internet Address

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

We continue to consider the acquisition of other private banking, investment management, and wealth advisory companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

•	the risk that we will incur substantial expenses in pursuing potential acquisitions without completing such acquisitions;

•	the risk that we may lose key clients or employees of the acquired business as a result of the change of ownership to us;

•	the risk that the acquired business will not perform in accordance with our expectations;

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

We have identified certain material weaknesses in our internal controls over financial reporting.

As of December 31, 2007, the Company has identified certain material weaknesses in its internal control over financial reporting. Under applicable standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A discussion of the material weaknesses that have been identified can be found in Item 9A of Part II of this Form 10-K, together with the Company’s remediation plan. If we are unable to remediate the identified material weaknesses or otherwise fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Although we believe that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP, and we are taking the remedial steps described in Item 9A with respect to the identified material weaknesses, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

If we are required to write down goodwill and other intangible assets, our financial condition and results of operations would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At

December 31, 2007, our goodwill and other identifiable intangible assets were approximately $458.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:

•	Significant adverse change in business climate

•	Significant unanticipated loss of clients/assets under management

•	Unanticipated loss of key personnel

•	Sustained periods of poor investment performance

•	Significant loss of deposits or loans

•	Significant reductions in profitability

•	Significant changes in loan credit quality

We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

If further deterioration of loans at FPB or decline in bank valuations in southern California occur prior to the annual impairment testing in the fourth quarter, the Company will accelerate the testing of goodwill for impairment at FPB.

During 2007, the Company recorded an impairment charge with respect to Gibraltar and two such charges with respect to DGHM.

Competition in the local banking industry may impair our ability to attract and retain banking customers at current levels.

Competition in the local banking industry coupled with our relatively small size may limit the ability of our private banking affiliate partners to attract and retain banking customers.

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

A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in six geographic regions: eastern Massachusetts, New York City, northern California, southern California, southern Florida, and the Pacific Northwest. The ability of the Banks’ customers to repay their loans is impacted by the economic conditions in these areas.

The Banks’ commercial loans are generally concentrated in the following customer groups:

•	real estate developers and investors;

•	financial service providers;

•	technology companies;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.

Our Banks’ commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our Banks’ residential mortgage and home equity loans are secured by residential property. Consequently, our Banks’ abilities to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes and flooding. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have a material adverse impact on the ability of our Banks’ borrowers to repay their loans and affect the value of the collateral securing these loans.

Recently, FPB has been adversely impacted by real estate market conditions in certain areas in Southern California. As a result FPB has increased its allowance for loan losses primarily in its portfolio of real estate construction development and land loans.

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

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Board of Governors of the Federal Reserve System. Our Banks are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include: the Massachusetts Commissioner of Banks; the California Department of Financial Institutions, the OTS, the FDIC, and the Washington State Division of Banks.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the OTS, the California Department of Financial Institutions, the Washington State Division of Banks, and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which our Banks and we may conduct business and obtain financing.

Furthermore, our banking business is affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates our Banks must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which they offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our Banks.

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

For the year ended December 31, 2007, approximately 50% of our revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliate partners is a significant factor in our overall results of operations and financial condition.

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

In addition, our management contracts generally provide for fees payable for investment management services based on the market value of assets under management, although there are a portion of our contracts that provide for the payment of fees based on investment performance in addition to a base fee. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition.

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

All of our investment managers and wealth advisory affiliate partners are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliate partners acting as sub-advisers to mutual funds, are registered under the Investment Company Act of 1940 and are subject to that act’s provisions and regulations.

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

ITEM 2. PROPERTIES

The Company and its subsidiaries conduct operations in leased premises except for two owned properties. The Company’s headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises are generally located in the vicinity of the headquarters for all of our affiliate partners. One of our banks also has an office outside the state of its headquarters.

Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery. Westfield thus filed both a motion to dismiss for non pros and a motion for summary judgment in December, 2007. Briefing on Westfield's motions concluded on February 1, 2008, and oral argument was held on February 27, 2008. Additional briefing following oral argument will unfold in March, 2008, and the motions will then be fully briefed and argued.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005 the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary filed a petition for certiorari in the U.S. Supreme Court. On February 25, 2008 the U.S. Supreme Court denied the non-settling beneficiary’s petition for certiorari. There are no further appeals available to the non-settling beneficiary. The parties will now proceed with consummation of the settlement agreement and a final trust accounting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company’s common stock, par value $1.00 per share (the “Common Stock”), is traded on the NASDAQ Global Market System (“NASDAQ”) under the symbol “BPFH.” At March 3, 2008 there were 37,671,238 shares of Common Stock outstanding. The number of record holders of the Company’s common stock as of March 3, 2008 was 1,338. The Company believes that the number of beneficial owners of its common stock, as of the record date, was greater.

The following table sets forth the high and low closing sale prices for the Company’s Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2007
Fourth Quarter	$28.80	$24.48
Third Quarter	28.50	24.65
Second Quarter	30.13	26.87
First Quarter	30.20	26.59
Fiscal Year ended December 31, 2006
Fourth Quarter	$28.76	$26.56
Third Quarter	28.12	24.41
Second Quarter	34.86	27.43
First Quarter	34.09	29.14

Dividends

The Company presently plans to pay cash dividends on its Common Stock on a quarterly basis dependent upon the results of operations of the immediately preceding quarters. However, declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, liquidity, regulatory limitations, the Company’s operating results and financial condition and general economic conditions.

The Company is a legal entity separate and distinct from its affiliate partners. These affiliate partners are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. As to the payment of dividends, as discussed below, each of the Banks is subject to the laws and regulations of its chartering jurisdiction and to the regulations of its primary federal regulator. If the federal banking regulator determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Company paid dividends on its common stock of $0.36 and $0.32 in 2007 and 2006, respectively.

Under Massachusetts, California, and Washington law and OTS regulations, payment of dividends from the Company’s Banks may be restricted and limited under certain circumstances. These restrictions on the Banks’ ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. The payment of dividends by Boston Private and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on the Company’s Investment Mangers and Wealth Advisors ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases

On July 5, 2007 the Company repurchased and retired approximately 1.5 million shares of its common stock at an aggregate price of $40.0 million, or $27.24 per share. The repurchase was effected simultaneously with the sale of the Contingent Convertible Senior Notes. See Part II, Item 8 “Financial Statements and Supplementary Data in Note 15: Junior Subordinated Debentures and Other Long-Term Debt” to the Consolidated Financial Statements of the Company for the year ended December 31, 2007.

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

	2007(1)	2006	2005*	2004*	2003*(5)
	(In thousands, except share data)
At December 31:
Total balance sheet assets	$6,818,131	$5,763,544	$5,118,568	$3,274,421	$2,202,802
Total loans (excluding loans held for sale)	5,259,900	4,311,252	3,624,240	2,248,600	1,612,564
Allowance for loan losses	70,992	43,387	37,607	25,021	17,761
Investment securities	670,526	537,807	557,142	539,103	396,746
Cash and cash equivalents	186,434	239,396	372,316	128,914	93,488
Goodwill and intangible assets	458,238	460,964	384,407	187,163	20,318
Deposits	4,375,101	4,077,831	3,748,141	2,386,368	1,658,461
Borrowed funds	1,632,944	914,529	703,379	474,171	263,620
Stockholders’ equity	662,461	635,197	539,348	326,534	239,546
Non-performing assets	53,809	10,549	7,900	1,514	1,311
Client assets under management and advisory (2):
Private Banking	$4,738,000	$4,012,000	$3,728,000	$2,578,000	$2,524,000
Investment Management	23,058,000	19,809,000	12,451,000	11,920,000	6,932,000
Wealth Advisory	9,055,000	6,241,000	5,363,000	4,993,000	1,660,000
Inter-company relationships	(286,000)	(238,000)	(203,000)	(185,000)	(150,000)

Total client assets under management and advisory	$36,565,000	$29,824,000	$21,339,000	$19,306,000	$10,966,000

For The Year Ended December 31:
Interest and dividend income	$369,695	$300,032	$189,990	$120,645	$92,680
Interest expense	181,774	126,519	61,251	32,066	24,915

Net interest income	187,921	173,513	128,739	88,579	67,765
Provision for loan losses	24,911	6,179	5,438	4,285	2,631

Net interest income after provision for loan losses	163,010	167,334	123,301	84,294	65,134
Fees and other income	215,727	171,341	134,587	108,213	65,867
Operating expense and minority interest	360,315	254,148	188,781	144,472	100,114

Income before income taxes	18,422	84,527	69,107	48,035	30,887
Income tax expense	14,252	30,154	25,561	16,802	11,442

Net income	$4,170	$54,373	$43,546	$31,233	$19,445

Per Share Data:
Basic earnings per share	$0.11	$1.53	$1.48	$1.14	$0.85
Diluted earnings per share	$0.11	$1.43	$1.38	$1.10	$0.82
Average basic common shares outstanding	36,731,621	35,452,880	29,425,157	27,313,171	22,954,937
Average diluted common shares outstanding	38,315,330	40,089,380	33,824,717	29,024,520	23,779,934
Cash dividends per share	$0.36	$0.32	$0.28	$0.24	$0.20
Book value	$17.68	$17.36	$15.50	$11.81	$9.52
Selected Operating Ratios:
Return on average assets	0.07%	1.02%	1.13%	1.10%	0.95%
Return on average equity	0.62%	9.27%	11.23%	10.61%	10.84%
Interest rate spread(3)	2.94%	3.27%	3.48%	3.33%	3.35%
Net interest margin(3)	3.52%	3.84%	3.88%	3.61%	3.64%
Total fees and other income/total revenue(4)	53.44%	49.69%	51.11%	54.99%	49.29%
Asset Quality Ratios:
Non-accrual loans to total loans	1.00%	0.23%	0.22%	0.05%	0.08%
Non-performing assets to total assets	0.79%	0.18%	0.15%	0.05%	0.06%
Other Ratios:
Dividend payout ratio	327.27%	20.92%	18.92%	21.05%	23.53%
Average equity to average assets ratio	10.66%	11.04%	10.02%	10.35%	8.75%

(1)	Net Income for 2007 was reduced by $47.2 million, or $1.20 per diluted share, for the after tax and minority interest impact of the impairment charges at both DGHM and Gibraltar, and $10.8 million, or $0.26 per diluted share, for the increase in the allowance for loan losses and other adjustments related to the increase in classified loans at FPB described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Return on average assets and return on average equity were also reduced.
(2)	The Company changed the accounting from the equity method to the consolidation method as a result of the majority interest ownership of BOS in the third quarter of 2007. BOS’s prior period Assets Under Management were not included in the Company’s prior period consolidated balances.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.
(4)	Total revenue is defined as net interest income plus fees and other income.
(5)	Net income for 2003 was reduced by $3.0 million, or $0.12 per diluted share, for the REIT tax adjustment and the lease accrual described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s December 31, 2005 Form 10-K. Return on average assets and return on average equity were also reduced.
*	Adjusted to include the impact of stock-based compensation, see Part II, Item 8 “Financial Statements and Supplementary Data in Note 18: Employee Benefits” to the Consolidated Financial Statements of the Company for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

I. Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three functional segments, Private Banking, Wealth Advisory, and Investment Management. This Executive Summary provides an overview of the most significant aspects of our operations in 2007. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

Boston Private’s strategy is to build a national franchise that delivers exceptional shareholder value by providing a full complement of wealth management services through diversified affiliated companies. The Company typically seeks entry into geographically and demographically attractive areas through acquisitions and focuses on the organic growth of its entities.

In 2007 the Company acquired Charter, increased its equity interest in BOS to a majority interest, and decreased its ownership in Sand Hill from 100% ownership to 76%. In 2006 the Company acquired Anchor. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information. The combined financial results of these acquired entities have had an impact on the 2007 results of operations and should be considered in comparing the Company’s results of operations. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 5: Functional Segments to the Consolidated Financial Statements” for revenue and expense information. The following table provides additional detail for these acquisitions.

Name of Acquisition	Acquisition/ Consolidation Date	Total Assets at Acquisition/ Consolidation(1)	Assets under Management and Advisory at Acquisition/ Consolidation
BOS(2)	August 1, 2007	$5.5 Million	$2.0 Billion
Charter	July 1, 2007	$316.1 Million	$—
Anchor	June 1, 2006	$9.2 Million	$5.4 Billion

(1)	Excludes the effects of purchase accounting.
(2)	10% step acquisition resulting in consolidation.

At December 31, 2007 the Company’s consolidated affiliate partners managed or advised $36.6 billion in client assets under management and had balance sheet assets of approximately $6.8 billion.

In 2007, through organic growth and acquisitions, the Company earned revenues of $403.6 million, an increase of 17.0% over revenues of $344.9 million in 2006. Total expenses in 2007, including impairment and minority interest, were $360.3 million, an increase of 41.8% over expenses, including minority interest, of $254.1 million in 2006. Net income for 2007 was $4.2 million, or $0.11 per diluted share, compared to net income in 2006 of $54.4 million, or $1.43 per diluted share.

The key items that impacted the Company’s results in 2007 include: the non-cash impairment charges at both DGHM and Gibraltar, of $47.2 million, net of tax and minority interest, decreasing diluted earnings per share by approximately $1.20; the increase in FPB’s classified loans and other related adjustments, of $10.8 million, net of tax, decreasing diluted earnings per share by approximately $0.26; the acquisition of

Charter, net of the funding costs, and consolidation of BOS, added approximately $2.1 million to the Company’s net income; and the full year impact from the Company’s second quarter 2006 acquisition of Anchor, which added approximately $2.1 million to the Company’s net income.

In the second quarter of 2007, the Company recognized a non-cash impairment charge of $10.1 million, net of tax and minority interest, at DGHM. During the Company’s 2006 annual impairment testing it was concluded that no impairment existed with respect to the goodwill attributable at DGHM. However, the continued decline of Assets Under Management (“AUM”) and loss of a key member of the firms’ Sales and Marketing group during the second quarter of 2007 required the Company to test the goodwill as a result of the adverse events. Based on the outcome of the test, it was determined that a charge for impairment was required to reduce the goodwill carried at DGHM.

During the Company’s 2007 annual impairment testing in the fourth quarter, it was concluded that non-cash impairment charges of $29.1 million, and $8.1 million, net of tax, would be accounted for to reduce the goodwill acquired in its October 1, 2005 acquisition of Gibraltar, and to reduce the intangible assets at DGHM, respectively. Since the Company’s acquisition of Gibraltar, the market values of bank stocks in general, and of banks headquartered in Florida in particular, have declined significantly. In fact, the SNL bank index declined 25% during 2007, which factored into the reduction of the valuation of the Company’s investment in Gibraltar. The Company’s review of DGHM’s investment advisory contracts determined that the remaining carrying amount acquired in February 2004 would not be fully recoverable. Therefore, the Company accelerated the amortization of DGHM’s investment advisory contracts decreasing the value to $10.4 million at December 31, 2007.

The Company’s Los Angeles-based affiliate partner, FPB, increased its provision for loan losses, including the provision for unfunded loan commitments, by $17.6 million due to a substantial increase in loans classified as substandard or non-accrual at December 31, 2007. The loans were primarily construction and land development loans in the Inland Empire region of southern California. In addition, FPB reversed $1.1 million of previously recorded interest income on a portion of these loans. Related to this additional provision, the Company reduced salaries and benefits expense by $1.3 million. These entries resulted in a net tax benefit of $6.6 million.

Total expenses and minority interest increased $106.2 million, or 41.8%. $62.6 million, or 58.9% of the total increase is driven by the Company’s impairment charges and increase in the provision for unfunded loan commitments related to FPB. The remaining $43.6 million increase in total expenses and minority interest is primarily driven by the Company’s acquisition of Charter and Anchor, and the consolidation of BOS. Net income decreased $50.2 million, or 92.3%. $58.0 million, or 115.5%, of the total decrease is driven by the Company’s non-cash impairment charges, the increase in FPB classified loans and other related adjustments. The remaining positive increase of $7.8 million is primarily driven by the acquisition of Charter, the full year benefit of the 2006 Anchor acquisition, and the organic growth at the Company’s existing affiliate partners.

Income tax expense was $14.3 million in 2007, reflecting an effective tax rate of 77.4%. Income tax expense for 2006 was $30.2 million, reflecting an effective tax rate of 35.7%. The effective tax rate increased in 2007 primarily due to the impairment charges. In 2008, the effective tax rate is expected to be approximately 36%. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 16: Income Taxes to the Consolidated Financial Statements” for additional information.

The return on average assets decreased 95 basis points to 0.07% for the year ended December 31, 2007, compared to 1.02% for the year ended December 31, 2006. Return on average equity decreased 865 basis points to 0.62% for the year ended December 31, 2007, compared to 9.27% for the year ended December 31, 2006. These decreases are primarily due to the impact of the non-cash impairment charges, the increase in FPB classified loans, and other related adjustments. Average assets increased 17.8% during 2007 to $6.3 billion. This increase was primarily due to the acquisition of Charter and loan growth at the Banks. Average equity increased

13.8% during 2007 to $667.3 million. The increase in average equity is primarily due to the common stock issued in the Charter acquisition, stock issued for deferred acquisition payments, option exercised, and net income partially offset by the stock repurchase.

On July 1, 2007 the Company successfully completed the acquisition of Charter Financial Corporation, the holding company of Charter. The acquisition gives the Company the opportunity to grow its private banking business in its Pacific Northwest platform. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information.

On July 31, 2007 the Company successfully completed its consolidation of BOS. The Company increased its equity ownership in BOS from 49.7% to majority ownership of 60.85%. The Company has the option to increase its ownership in BOS over the next year up to 75%. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information.

On November 1, 2007 the Company reduced its ownership interest in Sand Hill from 100% to 76%. The transaction resulted in the purchase of 24% of the equity and profits of Sand Hill by certain existing members of the Sand Hill management team. The Company believes this transaction better aligns the interests of the Sand Hill management team with those of the Company. The transaction was financed by recourse notes from Sand Hill management issued to Sand Hill at market terms. The Company accounts for the sale of stock in an affiliate partner as a capital transaction. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 2: Mergers and Acquisitions to the Consolidated Financial Statements” for additional information.

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

The following table illustrates the Company’s functional profit growth in each key business line.

Discipline	Functional Profit 2007	Functional Profit 2006	% Increase/ (Decrease)
Private Banking	$12.0 Million	$49.0 Million	(75.4)%
Investment Management	$9.3 Million	$21.2 Million	(56.3)%
Wealth Advisory	$4.2 Million	$2.2 Million	86.3%

Private Banking

The Company’s Private Banking profits decreased $37.0 million, or 75.4%. The Private Banking profits were negatively impacted by the non-cash goodwill impairment charge of $29.1 million at Gibraltar and the increase in the allowance for loan losses related to the increase in FPB’s classified loans of $11.4 million, net of tax, partially offset by the acquisition of Charter. Private Banking profit for 2007 was also impacted negatively by the challenging interest rate and deposit gathering environment. As a result of the Banks’ strong loan growth outpacing deposit growth, the Banks had additional FHLB borrowings which generally are more costly than deposits.

During the Company’s 2007 annual impairment testing in the fourth quarter, it was concluded that a non-cash impairment charge would be accounted for to reduce the goodwill acquired in its October 1, 2005 acquisition of Gibraltar. Since the Company’s acquisition of Gibraltar, the market values of bank stocks in general, and the banks headquartered in Florida in particular, have declined significantly. In fact, the SNL bank index declined 25% during 2007, which factored into the reduction of the valuation of the Company’s investment in Gibraltar.

Significant assumptions used in the valuation of Gibraltar using the discounted cash flow method include:

•	Cash flows were discounted using a 10.2% discount rate.

•	Net income grows at a 16.4% compounded growth rate from 2007 to 2017.

•	For the terminal value calculation, the long-term growth rate was assumed to be 4.5%.

•	The terminal exit multiple was estimated at 18.0x.

The valuation using the comparable market multiples approach calculates value by comparing Gibraltar to similar publicly traded businesses. Twelve similar businesses were identified and valuation multiples based on price to earnings multiples, price to book value, and price to tangible book value were calculated.

The following table shows a summary of certain financial components of the Company’s Private Banks, by region, at December 31, 2007.

	Total Banks	New England	Northern California	Southern California	South Florida	Pacific Northwest
	(In thousands)
Assets	$6,500,989	$2,761,065	$1,170,857	$618,274	$1,567,550	$383,243
Loans	5,254,950	2,063,190	1,047,545	543,791	1,353,617	246,807
Deposits	4,402,535	1,843,389	1,000,264	504,587	832,818	221,477
Net Income / (Loss)	12,033	22,212	14,725	(4,110)	(22,641)	1,847

The Company believes private banking is an attractive growth market and that net interest income, net interest margin, deposit growth, loan growth and loan quality are the important business metrics in evaluating the condition of its private banking business.

Net Interest Income. For 2007, the Company’s net interest income increased $14.4 million to $187.9 million, an 8.3% increase. On a fully-taxable equivalent (“FTE”) basis, net interest income increased by 8.7%, or $15.7 million, to $194.9 million, compared to $179.3 million in 2006. This growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased deposits, and additional borrowings. The $14.4 million increase in net interest income in 2007 is the net result of a $26.7 million increase in business volumes, (change in average balance multiplied by the prior year average interest rate) and a $12.3 million decrease due to an increase in cost of funds, (change in average interest rate multiplied by the prior year average balance) which was partially offset by an increased yield on assets.

Net Interest Margin. On a FTE basis net interest margin declined 32 basis points to 3.52% for 2007 compared to 3.84% for 2006. This decrease in net interest margin was due to several factors. The competitive market for deposits caused the Banks to increase rates paid significantly to attract new deposits and retain current deposits. The strong growth in loans, as compared to deposits, required the Banks to increase FHLB borrowings which generally have higher rates than deposits. The increase in non-accrual loans has also reduced interest income.

Deposits. In 2007, the Company’s deposits grew $297.3 million, or 7.3%, to $4.4 billion from $4.1 billion in 2006. The cost of deposits increased 66 basis points to 3.58% during 2007 due to the mix of deposits, coupled with the rates paid on interest bearing deposit accounts and certificates of deposit due to the competitive market for those accounts. The increase in deposits can be attributed to organic growth, the recent opening of new private banking offices, and the acquisition of Charter. The low growth rate of deposits compared to our historical average can be attributed to increased competition and, in some instances, customers moving a portion of their deposits to higher yielding money market mutual funds.

Loans. In 2007, the Company’s loan portfolio increased $948.6 million, or 22.0%, to $5.3 billion, as compared to $4.3 billion in 2006.

The commercial loan portfolio increased $454.5 million, or 24.4%. The increase in the commercial loan portfolio was due to a combination of increased loan volume at our Banks, and the acquisition of Charter.

The construction loan portfolio increased $231.4 million, or 36.6%. The increase in the construction loan portfolio is affected by the demand and the market for new construction which is highly dependent upon the local economies that each of our Bank’s operate in.

The residential loan portfolio increased $218.3 million, or 14.1%. The Banks generally keep variable rate residential loans originated in their portfolios and sell fixed rate loan originations in the secondary market. The increase in the residential loans is impacted by the mix between fixed and variable rate loan originations and the level of current customers refinancing their mortgage with a competitor.

The home equity and consumer loan portfolio increased $44.5 million, or 16.6%. The home equity and consumer loan portfolio is a small percentage of the overall loan portfolio. The balance of this category is primarily influenced by the amount of usage of customers home equity lines of credit. Generally, there is a substantial portion of available credit on unused lines of credit.

Loan Quality. The Company considers credit quality to be an extremely important priority in managing the Company’s loan portfolio. At the end of 2007, the ratio of non-accrual loans to total loans was 1.00% compared to 0.23% at the end of 2006. The allowance for loan losses to total loans was 1.35% at the end of 2007 compared to 1.01% at the end of 2006. The total allowance for loan losses at the end of 2007 is $71.0 million, representing coverage of 1.35 times our non-accrual loans of $52.6 million, compared to 4.34 times the non-accrual loans of $10.0 million in 2006. In 2007, the Company had net loan charge-offs of $78 thousand. The Company has recently initiated steps to enhance the loan review processes at each of the Banks in an effort to identify credit issues in a more timely manner. Further, the Company will continue to monitor credit quality closely in light of adverse conditions in certain of the markets in which the Banks operate.

Investment Management

The Company’s Investment Manager’s profits decreased $11.9 million, or 56.3%. The Investment Manager’s profits were negatively impacted by the non-cash goodwill impairment charge of $10.1 million, net of tax and minority interest, in the second quarter of 2007, and the $8.1 million non-cash intangible impairment charge, net of tax, in the fourth quarter of 2007. The increase excluding these charges is primarily driven by the full year impact of the 2006 acquisition of Anchor, and increased performance fees and revenues.

During the Company’s 2006 annual impairment testing it was concluded that no impairment existed with respect to the goodwill attributable at DGHM. However, the continued decline of AUM and loss of a key member of the firms’ Sales and Marketing group during the second quarter of 2007 required the Company to test the goodwill as a result of the adverse events. Based on the outcome of the test, it was determined that a charge for impairment was required to reduce the goodwill carried at DGHM. The fair value was determined using a weighted average of the discounted cash flow method and comparable market multiples method. Significant assumptions used in the valuation of DGHM using the discounted cash flow method included:

•	Cash flows were discounted using a 16.5% discount rate

•	Revenues were projected to grow at a compounded annual growth rate of 8.3% while cash expenses were projected to grow 4.9%.

The valuation in the second quarter of 2007 used the comparable market multiples approach calculates value by comparing DGHM to similar publicly traded businesses. Eight similar businesses were identified and valuation multiples based on sales and on earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) were calculated. The EBITDA multiples ranged from 8.05 to 18.01 and the sales multiples ranged from 0.84 to 6.53 for the comparable companies. An EBITDA multiple of 8.0 and a sales multiple of 3.0 were used in the valuation based on the expectation that DGHM’s short-term growth would be slower than the comparable companies due to the loss of AUM.

In the fourth quarter of 2007, the Company recognized an impairment loss to reduce the value of advisory contracts at DGHM. DGHM experienced significant net asset outflows which caused management to increase the estimated attrition rate from the 13.0% estimate used in the second quarter valuation to 16.9%. This change, along with a reduction in AUM in excess of that anticipated, caused the projected future cash flows to be less than the carrying value. The revised carrying value was calculated using estimated cash flows discounted at 18%.

In 2007, the Company conducted its investment management business through four affiliate partners. The following table shows a summary of certain financial components of these four investment managers, at December 31, 2007.

	2007	2006
	(In thousands)
Assets Under Management	$23,058,000	$19,809,000
Investment Management Revenues(1)	124,321	102,628
Performance Fees	11,914	5,613
Net Income	9,282	21,222

(1)	Excludes performance fees

The Company believes investment management is an attractive growth market and that assets under management, market growth and performance are the important business metrics in evaluating the condition of its investment management business.

Assets Under Management. The Company measures the level of AUM each reporting period to monitor how net flows and market value changes impact current and future revenues. Each individual firm measures AUM for billing purposes and provides data related to net flows and market value changes to the Company’s management. Certain estimates and allocations are made by the firms in providing this data to the Company’s management. Client AUM by the Company’s investment management firms increased $3.2 billion to $23.1 billion at December 31, 2007, compared to $19.8 billion at December 31, 2006.

The following table shows the components of the AUM growth for the periods ended December 31, 2007 and 2006:

	2007		2006
	AUM	% of Beg. AUM	AUM	% of Beg. AUM
	(In millions)
Investment Managers AUM at beginning of year	$19,809		$12,451
Net new business inflows (outflows)	401	2.0%	(465)	(3.7)%
Market appreciation	2,848	14.4%	2,393	19.2%
Acquisitions	—	—	5,430	43.6%

Total increase for the year	3,249	16.4%	7,358	59.1%

Investment Managers AUM at December 31, 2007	$23,058		$19,809

Net New Business. New AUM, which include new investment management accounts and net new contributions to existing investment management accounts, less lost accounts, for 2007 were $401 million compared to net outflows of approximately $465 million in 2006.

DGHM experienced significant net outflows of approximately $875 million during 2007. Net outflows in the first quarter were in line with results projected in the fourth quarter 2006 annual impairment test. However, DGHM experienced significantly higher than anticipated account resignations in the second quarter of 2007, resulting in the goodwill impairment charge. The net outflows were mostly attributable to client rebalancings and less than satisfactory investment performance in earlier periods. Investment performance has substantially improved in 2007, and the firm has launched new products which should bode well for attracting new clients and retaining existing clients.

Market Impact. The table below highlights the aggregate composition of AUM from our investment management firms as of December 31, 2007.

	Growth		Value		Balanced		Fixed Income		Alternative		Total
	(In millions)
Total	$12,084	52.4%	$7,512	32.6%	$1,831	7.9%	$350	1.5%	$1,281	5.6%	$23,058

During 2007, the S&P 500 Index appreciated 3.5%. This had a positive impact on our AUM due to the concentration of our AUM in the growth and value categories. Accordingly, any change in the stock market will have a significant impact on the value of the AUM and the related management fees, the majority of which are calculated as a percentage of AUM. The favorable market conditions in 2007 increased total asset values by $2.8 billion, or 14.4%, for the year. Approximately $2 billion of the increase was contributed by Westfield.

Investment Performance. Investment performance is an important driver of new business growth and client retention.

In 2006, the Company enhanced its product mix and gained a national distribution channel though the acquisition of Anchor. As a well established mid-cap equity value manager, Anchor provides the Company with access to the rapidly growing SMA market segment. Under the SMA program Anchor provides investment management services to individual clients through relationships with approximately 18 broker/sponsors. Anchor experienced strong asset growth in 2007, as AUM increased approximately $1.2 billion or 18.0%. This growth is due to both positive net asset flows and strong market performance. Anchor’s investment performance of its Mid Cap Value and Balanced products significantly outperformed relevant benchmarks during 2007.

Wealth Advisory

The Company’s wealth advisory segment benefited from the consolidation of BOS and increased assets under advisory across the Company’s wealth advisory firms. BOS added approximately $5.6 million in revenues and $2.1 billion in assets under advisory at December 31, 2007. Client assets under advisory by the Company’s wealth advisory firms increased $2.8 billion to $9.1 billion at December 31, 2007 from $6.2 billion at December 31, 2006. $2.0 billion of the increase was driven by the consolidation of BOS; the remaining $800 million increase was driven by performance and organic growth.

Wealth advisory adds profitable fee income to Boston Private’s revenue base that is more resistant to fluctuations in market conditions in comparison to the investment management businesses since financial planning fees are usually not tied to the market value of AUM. For 2007, Wealth Advisory revenues were comprised of approximately 44% asset based fees and 56% non asset-based fees. Revenues from BOS, Sand Hill, and a portion of RINET are asset based, and driven by the underlying market value changes in AUM. A greater portion of Wealth Advisory revenues in 2008 will be derived from asset based fees due to the full year impact of the financial results from BOS and the February 1, 2008 acquisition of DTC. Wealth Advisory fees were 9.2% of the Company’s 2007 revenues and increased approximately $9.6 million, or 34.6%, over 2006.

II. Financial Condition

A. Condensed Consolidated Balance Sheet and Discussion

	December 31,
	2007	2006	Increase/ (Decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$906,368	$817,299	$89,069	10.9%
Loans held for sale	6,782	5,224	1,558	29.8%
Total loans	5,259,900	4,311,252	948,648	22.0%
Less: allowance for loan losses	70,992	43,387	27,605	63.6%

Net loans	5,188,908	4,267,865	921,043	21.6%
Goodwill and intangible assets	458,238	460,964	(2,726)	(0.6)%
Other assets	257,835	212,192	45,643	21.5%

Total assets	$6,818,131	$5,763,544	$1,054,587	18.3%

Liabilities and Equity:
Deposits	$4,375,101	$4,077,831	$297,270	7.3%
Total borrowings	1,632,944	914,529	718,415	78.6%
Other liabilities	147,625	135,987	11,638	8.6%

Total liabilities	6,155,670	5,128,347	1,027,323	20.0%
Total stockholders’ equity	662,461	635,197	27,264	4.3%

Total liabilities and stockholders’ equity	$6,818,131	$5,763,544	$1,054,587	18.3%

Total Assets. Total assets increased $1.1 billion, or 18.3%, to $6.8 billion at December 31, 2007 from $5.8 billion at December 31, 2006. The acquisition of Charter and consolidation of BOS in 2007 increased total assets by approximately $381.0 million including the purchase method accounting entries. The remaining increase in total assets was due to organic growth at our existing affiliate partners and the increase in equity primarily from the Company’s issuance of common stock and net income.

Investments. Total investments (consisting of cash and cash equivalents, investment securities, and stock in the Federal Home Loan Bank and Bankers Bank) increased $89.1 million, or 10.9% from the prior year to $906.4 million, or 13.3% of total assets. The increase was primarily due to the acquisition of Charter. $66.3 million, or 74.4%, was driven by the acquisition of Charter. Excluding Charter, other drivers causing the increase include the increased investments at the Banks and the increased market values of the Company’s available-for-sale securities.

Investment maturities, principal payments and sales of the Company’s available-for-sale and held-to-maturity securities provided $1.4 billion of cash proceeds; and $1.5 billion was spent on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $4.6 million of unrealized gains and $737 thousand of unrealized losses at December 31, 2007, compared to $667 thousand of unrealized gains and $4.1 million of unrealized losses at December 31, 2006.

The Banks’ investment policies establish a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to mitigate the Banks’ overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade” securities. In addition, the Banks have an internal investment policy which restricts investments to the following categories: U.S. Treasury securities, obligations of U.S. Government agencies and corporations, mortgage-backed securities, including securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank’s portfolio manager and Asset/Liability Management Committee. The Company has determined that none of its available-for-sale or held-to-maturity investments are other-than-temporarily impaired at December 31, 2007 and 2006. At December 31, 2007 there were no cost method investments, which are included in other assets that are other-than-temporarily impaired. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6: Investment Securities to the Consolidated Financial Statements” for further information.

The majority of the investments held by the Company are primarily within the Private Banking function. The Investment Managers and Wealth Advisors held approximately $1.4 million in other available-for-sale securities and approximately $2.0 million in held-to-maturity securities at December 31, 2007.

The following table summarizes the Company’s carrying value (market value) of available-for-sale investments at the dates indicated:

	December 31,
	2007	2006	2005
	(In thousands)
Available-for-sale:
U.S. Government	$12,196	$17,982	$22,462
U.S. Agencies	327,313	180,802	183,178
Municipal bonds	232,616	231,108	224,081
Corporate bonds	27,012	23,410	45,055
Mortgage-backed securities	53,000	27,805	33,082
Other	5,306	42,741	4,884

Total available-for-sale	$657,443	$523,848	$512,742

The following table summarizes the Company’s carrying value (amortized cost) of held-to-maturity investments at the dates indicated:

	December 31,
	2007	2006	2005
	(In thousands)
Held-to-maturity:
U.S. Government	$3,237	$2,745	$4,472
U.S. Agencies	1,993	1,970	29,412
Mortgage-backed securities	6,263	7,660	9,439
Other	1,590	1,584	1,077

Total held-to-maturity	$13,083	$13,959	$44,400

The following table sets forth the maturities of investment securities available-for-sale, based on contractual maturity, at December 31, 2007, and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Corporate Bonds
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(In thousands)
Within one year	$12,168	$12,196	3.77%	$161,111	$161,185	4.35%	$12,536	$12,499	4.40%
After one, but within five years	—	—	—	135,612	136,726	4.94	14,609	14,513	6.70
After five, but within ten years	—	—	—	29,263	29,402	5.20	—	—	—
After ten years	—	—	—	—	—	—	—	—	—

Total	$12,168	$12,196	3.77%	$325,986	$327,313	4.67%	$27,145	$27,012	5.64%

	Municipal Bonds			Mortgage-Backed Securities			Other Investment Securities
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(In thousands)
Within one year	$25,169	$25,147	3.02%	$8	$8	6.38%	$—	$—	—%
After one, but within five years	80,596	81,222	3.52	17,796	17,871	5.03	500	500	3.00
After five, but within ten years	99,174	100,401	3.72	7,466	7,682	5.82	—	—	—
After ten years	25,647	25,846	3.49	27,023	27,439	5.01	4,871	4,806	3.96

Total	$230,586	$232,616	3.55%	$52,293	$53,000	5.13%	$5,371	$5,306	3.87%

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Certain securities are callable before their final maturity.

The following table sets forth the maturities of investment securities held-to-maturity, based on contractual maturity, at December 31, 2007, and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies			Mortgage-Backed Securities
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(In thousands)
Within one year	$—	$—	—%	$1,993	$1,992	4.23%	$—	$—	—%
After one, but within five years	3,237	3,333	4.54	—	—	—	617	617	4.75
After five, but within ten years	—	—	—	—	—	—	3,190	3,186	4.84
After ten years	—	—	—	—	—	—	2,456	2,455	4.90

Total	$3,237	$3,333	4.54%	$1,993	$1,992	4.23%	$6,263	$6,258	4.85%

	Other Investment Securities
	Amortized Cost	Market Value	Weighted Average Yield
	(In thousands)
Within one year	$500	$500	5.45%
After one, but within five years	100	100	6.50
After five, but within ten years	—	—	—
After ten years	990	980	4.53

Total	$1,590	$1,580	4.94%

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Included in U.S. Agencies are 57 investments which can be called prior to maturity.

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2007:

	Amortized Cost	Market Value
	(In thousands)
Federal Home Loan Bank	$177,833	$178,286
Federal Home Loan Mortgage Corporation	94,455	95,190
Federal National Mortgage Association	105,524	106,269

Total	$377,812	$379,745

Loans Held for Sale. Loans held for sale increased $1.6 million, or 29.8% from the prior year to $6.8 million, or 0.1% of total assets. This increase was primarily the result of the timing of loan sales and the type of residential loans originated at the Banks as well as the secondary market for jumbo mortgages. The Banks sell a majority of their fixed rate residential loan originations and hold most variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $948.6 million, or 22.0%, from the prior year to $5.3 billion, or 77.1% of total assets. $237.1 million or 25.0% of the increase is the result of the loans acquired in the Charter acquisition. The remaining increase was primarily driven by organic growth of commercial (including construction) loans which increased $592.7 million, or 23.7%, excluding the Charter loans acquired.

The majority of the Company’s loan portfolio is managed by the Banks. Less than 1%, or $5.9 million, of the Company’s portfolio loans are managed by the Holding Company and a nonbanking affiliate partner. Loans managed by the Holding Company and the nonbanking affiliate partner are loans made to certain principals at DGHM, Anchor, BOS, and at Sand Hill. The “Holding Company” is defined as Boston Private on an unconsolidated basis.

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

At December 31, 2007, the Banks had loans outstanding of $5.3 billion which represented approximately 77.1% of the Company’s total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2007, approximately 75% of the Banks’ outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”

The Banks’ loans are impacted by the economic and real estate environments in which they are located. Generally commercial, construction, and land loans are affected more than residential loans in a downturn. Of the Banks’ $5.2 billion in loans, approximately $3.2 billion were in these categories.

At December 31, 2007, the statutory lending limit to any single borrower ranged from $5.9 million to $35.7 million at the Banks, subject to certain exceptions provided under applicable law. At December 31, 2007, none of the Banks had any outstanding lending relationships in excess of the legal lending limit. The Banks have internal “house limits” which limits the amount of loans that the individual bank will make to any single borrower which is generally substantially lower than the statutory lending limit. All loans to Directors and executive officers were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

The Banks also have policies regarding the extension of loans to Directors and executive officers of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors and executive officers of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2007, the aggregate principal amount of all loans by Banks to Directors and executive officers of the Company and its subsidiaries was $29.0 million, or 4.4% of capital.

Geographic concentration. Boston Private Bank primarily serves individuals and smaller businesses located in eastern Massachusetts and adjoining areas, with a particular concentration in the Greater Boston Metropolitan Area. Borel has a similar customer base located in northern California. FPB primarily serves small and medium-sized businesses and professionals in southern California. Gibraltar primarily serves small and medium-sized businesses and professionals in southern Florida and New York City, since they opened a new office in the fourth quarter of 2006. Charter is a community-oriented commercial bank, focused on servicing the financial needs of small businesses and wealthy individuals located throughout Greater King County in the State of Washington. A downturn in any of these local economies or real estate markets could negatively impact the Company’s banking business. The following table details the Bank’s outstanding loan balance concentrations based on the location of the lender:

	Commercial and Construction Loans		Residential loans		Home Equity and Other
	Amount	Percent	Amount	Percent	Amount	Percent
New England	$985,234	30.9%	$1,022,155	57.9%	$55,802	18.2%
Northern California	844,428	26.5	152,417	8.6	50,700	16.5
Southern California	526,824	16.6	12,763	0.7	4,204	1.4
South Florida	608,441	19.1	553,356	31.4	191,820	62.6
Pacific Northwest	218,116	6.9	24,526	1.4	4,164	1.3

Total	$3,183,043	100.0%	1,765,217	100.0%	306,690	100.0%

Loan Portfolio Composition and Maturity. The following table sets forth the Banks’ outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans. The table does not include loans from the Holding Company to certain principals of the Company’s subsidiaries or loans at nonbanking affiliate partners.

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$2,319,392	44.1%	$1,863,971	43.3%	$1,560,485	43.1%	$1,175,649	52.3%	$784,539	48.6%
Construction	863,651	16.5	632,263	14.7	478,958	13.2	181,418	8.1	96,087	6.0
Residential mortgage	1,765,217	33.6	1,546,965	35.9	1,338,607	36.9	796,991	35.4	651,290	40.4
Home equity & other consumer	306,690	5.8	264,356	6.1	245,793	6.8	94,381	4.2	80,648	5.0

Subtotal bank loans	5,254,950	100.0%	4,307,555	100.0%	3,623,843	100.0%	2,248,439	100.0%	1,612,564	100.0%
Less: Allowance for loan losses	70,992		43,387		37,607		25,021		17,761

Net bank loans	$5,183,958		$4,264,168		$3,586,236		$2,223,418		$1,594,803

The following table discloses the scheduled contractual maturities of loans in the Banks’ portfolios at December 31, 2007. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial and Construction	Residential Mortgage	Home Equity/Other	Total
Amounts due:
One year or less	$1,183,340	$53,222	$58,502	$1,295,064
After one year through five years	715,991	181,721	151,223	1,048,935
Beyond five years	1,283,712	1,530,274	96,965	2,910,951

Total	$3,183,043	$1,765,217	$306,690	$5,254,950

Interest rate terms on amounts due after one year:
Fixed	$694,293	$205,193	$47,755	$947,241
Adjustable	1,305,410	1,506,802	200,433	3,012,645

Total	$1,999,703	$1,711,995	$248,188	$3,959,886

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

At December 31, 2007, the Banks had outstanding commercial and construction loans totaling $3.2 billion, which represented 60.6% of the Banks total loans. Of the Banks’ commercial and construction loan portfolio, $1.2 billion, or 37.2%, is due or repriceable within one year and $2.0 billion, or 62.8%, is due after one year. Loans are priced on a fixed rate or floating rate basis. Floating rate loans accounted for 67% of the Banks’ commercial and construction loan portfolio as of December 31, 2007. The average balance of the Banks’ outstanding commercial and construction loans was approximately $2.8 billion for 2007, with an average loan size of approximately $688 thousand at December 31, 2007.

Residential Mortgage Loans. At December 31, 2007, the Banks had outstanding residential mortgage loans of $1.8 billion representing 33.6% of the Banks’ total loan portfolio. While the Banks have no minimum size for its mortgage loans, they concentrate their origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the FNMA, which was $417 thousand at December 31, 2007. The average loan size of the Company’s outstanding residential mortgage loans was approximately $516 thousand at December 31, 2007.

Home Equity & Other Consumer Loans. Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual and business customers. At December 31, 2007, the Banks had $306.7 million of such loans. The amount of home equity loans and other consumer loans typically depends on customer demand.

Allowance for Loan Losses. The following table is an analysis of the Banks’ allowances for loan losses for the periods indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Average loans outstanding	$4,757,886	$3,955,623	$2,699,130	$1,930,908	$1,447,600

Allowance for loan losses, beginning of period	$43,387	$37,607	$25,021	$17,761	$15,163
Charged-off loans:
Commercial & construction	(608)	(837)	(122)	(51)	(29)
Home equity & other consumer loans	(137)	(61)	(128)	(14)	(85)

Total charged-off loans	(745)	(898)	(250)	(65)	(114)

Recoveries on loans previously charged-off:
Commercial & construction	665	128	68	58	75
Home equity & other consumer loans	2	371	136	3	6

Total recoveries	667	499	204	61	81

Net loans charged-off	(78)	(399)	(46)	(4)	(33)
Provision for loan losses	24,911	6,179	5,438	4,285	2,631
Addition due to acquisitions and other	2,772	—	7,194	2,979	—

Allowance for loan losses, end of period	$70,992	$43,387	$37,607	$25,021	$17,761

Net loans charged-off to average loans	0.00%	0.01%	0.00%	0.00%	0.00%
Allowance for loan losses to ending gross loans	1.35%	1.01%	1.04%	1.11%	1.10%
Allowance for loan losses to non-performing loans	134.9%	433.9%	476.0%	2,200.6%	1,354.8%

The allowance for loan losses is formulated based on the judgment and experience of the management at each Bank, who utilize historical experience, product types, economic trends, and industry benchmarks. The allowance is segregated into three components; “specific,” “general” and “unallocated.” The specific component is established by allocating a portion of the allowance for loan losses to individual impaired loans on the basis of specific circumstances and assessments. The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. Coverage percentages applied are determined based on industry practice and management’s judgment. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on the borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. The unallocated component is generally in the 5 to 20 basis point range of total loans. The unallocated percentage can fluctuate based on short-term trends in loan classifications.

The following table represents the allocation of the Banks’ allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)
Loan category:
Commercial and construction	$51,262	60.5%	$31,019	57.9%	$25,193	56.3%	$17,767	60.4%	$12,645	54.6%
Residential mortgage	8,798	33.6	7,400	35.9	5,831	36.9	3,166	35.4	3,313	40.4
Home equity and other consumer	2,048	5.9	1,989	6.2	1,822	6.8	1,470	4.2	511	5.0
Unallocated	8,884	—	2,979	—	4,761	—	2,618	—	1,292	—

Total allowance for loan losses	$70,992	100.0%	$43,387	100.0%	$37,607	100.0%	$25,021	100.0%	$17,761	100.0%

This allocation of the allowance for loan losses reflects management’s judgment of the relative risks of the various categories of the Banks’ loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. The unallocated portion of the allowance for loan losses increased $5.9 million, or 198%, from December 31, 2006 to December 31, 2007. The majority of the increase was due to approximately $4.0 million at FPB related to the increase in substandard and non-accrual loans. Given the uncertainty in the real estate and construction markets and the high concentration of commercial and construction loans, the Company believes this amount is prudent. See Part II, Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Elements.” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses to the Consolidated Financial Statements” for further information.

Deposits. Total deposits increased $297.3 million, or 7.3% from prior year to $4.4 billion, or 64.2% of total assets. $226.0 million, or 76.0% of the increase is the result of the deposits acquired in the Charter acquisition. The remaining $71.3 million increase is due to the organic growth at the Company’s existing Banks attributed to strong sales organizations, successful expansion of banking offices, retention of clients, and competitive products.

Deposits are the principal source of the Banks’ funds for use in lending, investments, and liquidity. At December 31, 2007, the Banks had a total of 31,560 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $38 thousand, 6,761 savings accounts with an average account balance of approximately $38 thousand, and 11,832 money market accounts with an average account balance of approximately $152 thousand. Certificates of deposits represented approximately 25.9% and 21.1% of total deposits at December 31, 2007 and 2006, respectively. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 12: Deposits to the Consolidated Financial Statements” for further information.

The following table sets forth the average balances and interest rates paid on the Banks’ deposits:

	Year Ended December 31, 2007
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$748,538	—
Interest-bearing deposits:
Savings and NOW accounts	564,758	2.12%
Money market accounts	1,864,603	3.36%
Certificates of deposit under $100,000	194,346	4.68%
Certificates of deposit of $100,000 or greater	816,898	4.82%

Total	$4,189,143	3.58%

Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2007	2006
	(In thousands)
Less than 3 months remaining	$528,374	$344,634
3 to 6 months remaining	217,735	205,862
6 to 12 months remaining	132,950	104,285
More than 12 months remaining	66,909	61,861

Total	$945,968	$716,642

Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), Federal Funds purchased, FHLB borrowings, junior subordinated debentures and other long-term debt) increased $718.4 million, or 78.6%, to $1.6 billion, or 24.0% of total assets. $64.8 million, or 9.1% of the increase is the result of the borrowings acquired from Charter.

Junior subordinated debentures and other long-term debt increased $291.6 million, or 124.6% from the prior years to $525.6 million, or 7.7% of total assets. $287.5 million, or 98.6%, of the increase was due to the Note offering that the Company completed at the beginning of the third quarter 2007. The Company used approximately $40 million of the net proceeds from the Notes to buyback approximately 1.5 million shares of its common stock in a private transaction negotiated simultaneously with the Notes, $30.0 million of the proceeds was used to repay the outstanding balance on the line of credit used to finance the acquisition of Charter, and the remainder was lent to the Company’s private banking affiliate partners to repay higher costing debt used to fund current loans outstanding as well as to fund future loan growth and investments. The remaining $4.1 million increase was due to the trust preferred securities assumed in the acquisition of Charter.

FHLB borrowings including unamortized discount or premiums increased $234.1 million, or 38.8%, from the prior year to $837.0 million, or 12.3% of total assets. $43.0 million, or 18.4%, of the increase is the result of the FHLB borrowings acquired in the Charter acquisition. Excluding the loans and deposits acquired through the Charter acquisition, the Company’s loan growth continued to outpace the deposit growth, as a result the Company’s Banks used additional FHLB borrowings to fund a portion of the loan demand.

The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. As members of a FHLB the Banks have access to both short and long-term borrowings. As of

December 31, 2007, the Banks had $836.5 million outstanding FHLB borrowings with a weighted average interest rate of 4.56%, compared to $602.9 million of FHLB borrowings, including federal funds, outstanding with a weighted average interest rate of 4.88% at December 31, 2006. In addition, the Banks had FHLB borrowings available of $743.9 million. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13: Federal Home Loan Bank Borrowings to the Consolidated Financial Statements” for further information.

The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. Repurchase agreements increased $186.7 million, or 240.6%. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Financial Statements. At December 31, 2007, the total amount of outstanding repurchase agreements was $264.3 million with a weighted average interest rate of 2.80%, compared to $77.6 million with a weighted average interest rate of 2.0% at December 31, 2006. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 14: Short-term Borrowings to the Consolidated Financial Statements” for further information.

From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have federal fund lines of credit totaling $268.0 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2007, the Banks had $6.0 million outstanding under these federal funds lines with a weighted average interest rate of 2.50%. The Banks have also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2007, the Banks had $60.6 million of brokered deposits outstanding under these agreements. See Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

B. Asset Quality

The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. The following table sets forth information regarding non-accrual loans, OREO, repossessed assets, loans past due 90 days or more, but still accruing, and delinquent loans 30-89 days past due as to interest or principal, held by the Company at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Loans accounted for on a non-accrual basis	$52,623	$9,999	$7,900	$1,137	$1,311
OREO	711	—	—	377	—
Repossessed Assets	475	550	—	—	—

Total non-performing assets	$53,809	$10,549	$7,900	$1,514	$1,311

Loans past due 90 days or more, but still accruing	$—	$24	$132	$—	$—
Delinquent loans 30-89 days past due	$22,363	$13,424	$7,907	$3,965	$3,686
Non-accrual loans as a % of total loans	1.00%	0.23%	0.22%	0.05%	0.08%
Non-performing assets as a % of total assets	0.79%	0.18%	0.15%	0.05%	0.06%
Delinquent loans 30-89 days past due as a % of total loans	0.43%	0.31%	0.22%	0.18%	0.23%

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $4.9 million in 2007 and $935 thousand in 2006, compared with amounts that were actually recorded of $2.1 million and $287 thousand, respectively.

C. Risk Elements of the Loan Portfolio

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

Non-Performing Assets. Total non-performing assets increased from $10.5 million, or 0.18% of total assets at December 31, 2006, to $53.8 million, or 0.79% of total assets, at December 31, 2007 an increase of $43.3 million, or 410.1%. The increase in non-performing assets was primarily due to additional non-accrual loans at both FPB and Gibraltar. FPB’s non-accrual loans are primarily construction and land development. These non-accrual loans at FPB are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. The non-accrual loans at Gibraltar are primarily residential and commercial real estate and commercial construction. Decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline.

The Company had $50.0 million of impaired loans at December 31, 2007. $35.7 million of impaired loans had specific reserves of $7.8 million. $14.3 million of impaired loans did not have any specific reserves. For loans classified as impaired, the Company did not recognize any interest income in 2007 while the loans were considered impaired. The average investment in impaired loans in 2007 was $17.2 million. The amount of impaired loans at December 31, 2006 was immaterial.

The Banks continue to evaluate the underlying collateral of each non-performing loan and pursues the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. Also see Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses to Consolidated Financial Statements” for further information on non-performing assets.

Delinquencies. At December 31, 2007, $22.4 million, or 0.43% of total loans, were 30-89 days past due, an increase of $8.9 million, or 66.6%, from the $13.4 million, or 0.31% of total loans, at December 31, 2006. There were no loans 90 days past due and still accruing as of December 31, 2007. At December 31, 2006 there were $24 thousand of such loans. The increase in loan delinquencies is primarily due to a small number of large loans as well as the growth of the Banks’ loan portfolios. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

Potential Problem Loans. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2007, the Company had classified $165.7 million of loans as substandard, special mention, doubtful, or loss based on the rating system adopted by the Company, compared to $35.1 million at December 31, 2006. The increase in classified loans reflects a decline in the valuation of collateral and or a deterioration of the credit worthiness of the borrower.

Allowance for Loan Losses. The allowance for loan losses is established through provisions charged to operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among these factors are the risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing and classified loans, current economic conditions, trends in delinquencies and charge-offs, and the value of underlying collateral, all of which can change frequently. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

D. Capital Resources

Total stockholders’ equity of the Company at December 31, 2007 was $662.5 million, compared to $635.2 million at December 31, 2006, an increase of $27.3 million. The increase was the result of our current year earnings, proceeds from options exercised including tax benefits, if any, common stock issued in connection with stock grants to employees, common stock issued for acquisitions, including contingent payments, and the change in accumulated other comprehensive income. These increases were partially offset by dividends paid to stockholders and the Company’s stock repurchase.

As a bank holding company, the Company is subject to a number of regulatory capital requirements that have been adopted by the FRB. At December 31, 2007, the Company’s Tier I leverage capital ratio stood at 7.28%, compared to 8.22% at December 31, 2006. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, the Company had a Tier I risk-based capital ratio of 9.42% compared to 10.70% at December 31, 2006. The Company had a Total risk-based capital ratio of 10.84% at December 31, 2007, compared to 12.24% at December 31, 2006. The minimum Tier I leverage, Tier I risk-based, and Total risk-based capital ratios necessary to enable the Company to be classified for regulatory purposes as a “well capitalized” institution are 5.00%, 6.00% and 10.00%, respectively.

The decrease in the Company’s Total risk-based capital ratio, as compared to the prior year-end, resulted from the strong asset growth at the Banks and goodwill and intangibles recorded on the Company’s acquisitions.

At December 31, 2007 and 2006, the Company’s Banks were considered “well capitalized” for Tier I leverage and Tier I risk-based capital ratios. The Company’s Banks, except for FPB, were considered well capitalized for Total risk based capital ratios. FPB was considered adequately capitalized as of December 31, 2007. In February of 2008, FPB made an adjustment to their 2007 allowance for loan losses as of December 31, 2007. This adjustment resulted in FPB’s risk based capital ratio to fall below the well capitalized level. Concurrent with the adjustment, Boston Private contributed $11.5 million of additional capital to FPB. The amount of the capital contribution was intended to bring FPB’s total risk based capital ratio above 10.0%. See Part I, Item 1, “Business—Bank Regulatory Considerations—Certain Restrictions on Activities and Operations of Boston Private—Capital Requirements.”

E. Liquidity

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2007, consolidated cash and cash equivalents and securities available-for-sale amounted to $843.9 million, or 12.4% of total assets of the Company.

Liquidity at the Holding Company should also be considered separately from the consolidated liquidity as there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends from its subsidiaries, a $75 million committed line of credit with an unaffiliated bank, and access to the money and capital markets. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. The Company is required to maintain various loan covenants in conjunction with the revolving credit agreement. As of December 31, 2007, the Company was not in compliance with these covenants and there were no outstanding borrowings under this line of credit. In January 2008, the Company entered into a new $75 million line of credit to replace the facility in place as of December 31, 2007, which by its terms had expired. As a result of the increased provision to FPB’s allowance for loan losses, and related circumstances, the Company is not in compliance with certain covenants under this revolving credit agreement. In light of its non-compliance, the Company is in discussions with its lenders regarding the satisfaction of certain provisions of the credit agreement. The Company has $3.0 million outstanding under the line of credit as of March 12, 2008. No additional borrowings are available under the line of credit until the non-compliance is waived or the credit agreement is modified. In the event that the Company and its lenders do not reach an agreement on amendments to the credit agreement, the Company would likely be requested to repay promptly amounts due and owed under the credit agreement, and would seek other sources of financing and liquidity. The Company does not anticipate that any inability to access the line of credit, or the request that it repay currently outstanding amounts under the credit agreement, will have a material adverse effect upon its liquidity. In the short-term, management anticipates the cost of borrowing under the line of credit would be lower than the cost of accessing the capital markets to issue additional common stock. However, it may be necessary to raise capital to meet regulatory requirements even though it would be less expensive to borrow the cash needed.

In addition, the Holding Company has $214 million of 4.20% fixed rate notes receivable from the Banks, except for FPB, due July, 2009. Management expects the Banks would not be adverse to prepaying these notes in the current interest rate environment.

Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II, Item 5 “Market for Registrant’s Common Equity and Related Stockholders Matters.” Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Bank Liquidity. The Banks are each a member of their regional FHLB, and as such, have access to short and long-term borrowings from those institutions. At December 31, 2007, the Banks had available credit of $743.9 million from the various FHLBs. Liquid assets (i.e. cash and due from banks, federal funds sold, and investment securities available-for-sale) of the Banks totaled $810.8 million, which equals 14.0% of the Banks’ total liabilities and 12.5% of the Banks’ total assets. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Banks’ Discount Window facility which can provide short-term liquidity as “lender of last resort.”

Holding Company Liquidity. At December 31, 2007, the estimated cash payments accrued under deferred purchase obligations was approximately $2.8 million which is to be paid in 2008 and 2009. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM.

Additionally, the Company along with several of the Company’s majority-owned affiliate partners have put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining minority ownership interests in these companies at the then fair market value. Future payments under these put and call options can not be estimated accurately due to the unpredictability of exercises of those rights and fair market values at future dates.

The Company is required to pay interest quarterly on its junior subordinated debentures and long-term debt. The estimated cash outlay for the interest payments in 2008 is approximately $20.9 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in 2008 for dividends to shareholders will be approximately $15.3 million. See Part II, Item 5, —“Market for Registrant’s Common Equity and Related Stockholders Matters.”

Consolidated cash flow comparison for the years ended December 31, 2007 and 2006

Net cash provided by operating activities totaled $90.8 million and $74.5 million for the years ended December 31, 2007 and 2006, respectively. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Cash provided by operating activities increased $15.4 million from 2006 to 2007 due to increased earnings excluding the non-cash impairment charges and additional provision for loan losses.

Net cash used in investing activities totaled $819.2 million and $746.7 million for the years ended December 31, 2007 and 2006, respectively. Investing activities of the Company include loan activities, investment activities and capital expenditures. The $72.5 million increase in cash used in investing activities was primarily due to increased growth of the Bank’s loan and investment portfolio as compared to 2006, partially offset by increased proceeds from the maturities and calls of the Banks investment portfolio.

Net cash provided by financing activities totaled $675.4 million and $539.3 million for the years ended December 31, 2007 and 2006, respectively. The $137.1 million increase in cash provided by financing activities was due to the proceeds from the Note offering and increases in short-term borrowings which were partially offset by the share buyback and slower growth in deposits.

Consolidated cash flow comparison for the years ended December 31, 2006 and 2005

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

Net cash provided by financing activities totaled $539.3 million and $603.5 million for the years ended December 31, 2006 and 2005, respectively. The $64.2 million decrease in cash provided by financing activities was due to the proceeds from the trust preferred debt and the settlement of the Company’s forward sale agreement to fund the Gibraltar acquisition in 2005; slower growth in deposits and increased use of borrowings to fund a portion of the loan growth in 2006.

Contractual obligations:

The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2007. See Part II, Item 8 “Financial Statements and supplementary Data—Notes 13 to 15 to the Consolidated Financial Statements” for terms of borrowing arrangements and interest rates.

	December 31, 2007 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank borrowings	$836,996	$305,531	$264,790	$133,392	$133,283
Securities sold under agreements to repurchase	264,303	264,303	—	—	—
Junior subordinated debentures and other long-term debt	525,645	—	—	—	525,645
Operating lease obligations	114,428	15,631	30,645	29,019	39,133
Deferred acquisition obligations (cash portion)	2,768	1,624	1,144	—	—
Bonus and commissions	42,891	41,091	1,400	400	—
Data processing	9,999	3,493	4,949	1,557	—
Other long-term obligations	36,763	1,350	25,269	159	9,985

Total contractual obligations at December 31, 2007	$1,833,793	$633,023	$328,197	$164,527	$708,046

The amounts below related to commitments to originate loans, unused lines of credit, and letters of credit are at the discretion of the customer and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	December 31, 2007 Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,396,589	$1,106,982	$106,536	$11,244	$171,827
Letters of credit	50,403	44,268	5,597	—	538
Forward commitments to sell loans	13,283	13,283	—	—	—

Total commitments	$1,460,275	$1,164,533	$112,133	$11,244	$172,365

F. Off-Balance Sheet Arrangements

The Company and its affiliate partners own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by the Company’s investment adviser subsidiaries. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

III. Income/Expense

In 2007, Boston Private demonstrated growth in the fundamental drivers of its business within the Company’s control. The Company is also strategically aligned to benefit from stock market appreciation while continuing to manage the impact of a competitive deposit environment and a challenging real estate market.

A. Rate/Volume Analysis

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

	2007 vs. 2006			2006 vs. 2005
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Cash and investments	$3,749	$3,009	$6,758	$5,882	$(1,172)	$4,710
Loans:
Commercial and construction	3,823	44,777	48,600	11,110	48,394	59,504
Residential mortgage	1,424	11,617	13,041	7,643	26,027	33,670
Home equity and other consumer loans	(512)	1,776	1,264	1,824	10,334	12,158

Total interest income	8,484	61,179	69,663	26,459	83,583	110,042

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
Savings and NOW	$3,328	$1,913	$5,241	$4,127	$974	$5,101
Money market	10,947	2,773	13,720	18,389	8,414	26,803
Certificates of deposit	5,837	11,085	16,922	9,228	6,494	15,722
Borrowed funds	666	18,706	19,372	4,305	13,337	17,642

Total interest expense	20,778	34,477	55,255	36,049	29,219	65,268

NET INTEREST INCOME	$(12,294)	$26,702	$14,408	$(9,590)	$54,364	$44,774

B. Net Interest Income and Margin

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company’s net interest margin for the years ended December 31, 2007, 2006, and 2005.

	Years Ended December 31
	2007			2006			2005
	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate
	(In thousands)
ASSETS
Earning assets:
Cash and investments(1)	$774,907	$38,319	4.94%	$701,653	$30,824	4.39%	$734,314	$25,882	3.52%
Loans:(2)
Commercial and construction	2,801,717	221,117	7.89	2,226,396	172,002	7.70	1,581,658	111,760	7.06
Residential mortgage	1,670,145	95,296	5.71	1,466,182	82,255	5.61	988,799	48,585	4.91
Home equity and other consumer	286,024	21,978	7.68	263,045	20,714	7.75	128,673	8,556	6.61

Total earning assets	5,532,793	376,710	6.81%	4,657,276	305,795	6.55%	3,433,444	194,783	5.67%

Less: Allowance for loan losses	50,333			40,101			29,744
Cash and due from banks	74,503			60,681			54,300
Other assets	702,687			633,886			410,399

Total assets	$6,259,650			$5,311,742			$3,868,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$564,758	$11,995	2.12%	$453,587	$6,754	1.49%	$315,967	$1,653	0.52%
Money market	1,864,603	62,722	3.36	1,768,655	49,002	2.77	1,347,872	22,199	1.65
Certificates of deposit	1,011,244	48,428	4.79	767,736	31,506	4.10	571,843	15,784	2.76
Borrowed funds	1,261,808	58,629	4.65	858,976	39,257	4.54	556,099	21,615	3.89

Total interest-bearing liabilities	4,702,413	181,774	3.87%	3,848,954	126,519	3.28%	2,791,781	61,251	2.19%

Noninterest bearing demand deposits	748,538			735,224			582,960
Payables and other liabilities	141,414			141,098			105,899

Total liabilities	$5,592,365			$4,725,276			$3,480,640
Stockholders’ equity	667,285			586,466			387,759

Total liabilities and stockholders’ equity	$6,259,650			$5,311,742			$3,868,399

Net interest income		$194,936			$179,276			$133,532
Interest rate spread			2.94%			3.27%			3.48%
Net interest margin			3.52%			3.84%			3.88%

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% for each year presented. These adjustments were $7.0 million, $5.8 million, and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Loans held for sale and non-accrual loans are included in average loan balances.

C. Condensed Consolidated Statement of Operations and Discussion

	Year Ended December 31,			2007		2006
	2007	2006	2005*	$ Change	%	$ Change	%
	(In thousands, except share data)
Net interest income	$187,921	$173,513	$128,739	$14,408	8.3%	$44,774	34.8%
Fees and other income:
Investment management and trust fees	162,615	131,534	99,702	31,081	23.6	31,832	31.9
Wealth advisory fees	36,232	26,958	25,256	9,274	34.4	1,702	6.7
Other income	16,880	12,849	9,629	4,031	31.4	3,220	33.4

Total fees and other income	215,727	171,341	134,587	44,386	25.9	36,754	27.3

Total revenues	403,648	344,854	263,326	58,794	17.0	81,528	31.0

Provision for loan losses	24,911	6,179	5,438	18,732	303.2	741	13.6
Operating expenses
Salaries and employee benefits	195,224	163,438	123,387	31,786	19.4	40,051	32.5
Occupancy and equipment	33,684	29,149	21,053	4,535	15.6	8,096	38.5
Professional services	15,629	13,346	10,270	2,283	17.1	3,076	30.0
Amortization of intangibles	14,484	13,649	7,634	835	6.1	6,015	78.8
Other expenses	97,253	30,867	23,925	66,386	215.1	6,942	29.0
Minority interest	4,041	3,699	2,512	342	9.2	1,187	47.3

Total operating expenses and minority interest	360,315	254,148	188,781	106,167	41.8	65,367	34.6

Income before income taxes	18,422	84,527	69,107	(66,105)	(78.2)	15,420	22.3
Income tax expense	14,252	30,154	25,561	(15,902)	(52.7)	4,593	18.0

Net income	$4,170	$54,373	$43,546	$(50,203)	(92.3)%	$10,827	24.9%

Diluted earnings per share	$0.11	$1.43	$1.38	$(1.32)	(92.3)%	$0.05	3.6%

*	Adjusted to include the impact of stock-based compensation expense.

Comparison of Years Ended December 31, 2007 and 2006

Net Income. The Company reported net income of $4.2 million, or $0.11 per diluted share, for 2007 compared to $54.4 million or $1.43 per diluted share, in 2006. The decrease of $50.2 million was driven by the non-cash impairment charges, and the increase in FPB’s classified loans and other related adjustments. The non-cash impairment charges reduced the Company’s earnings by $47.2 million, net of tax and minority interest, or $1.20 per diluted share. The increase in FPB’s classified loans and other related adjustments, reduced earnings by $10.8 million, net of tax, or $0.26 per diluted earnings per share. Offsetting these items were the positive effect of the Company’s current year acquisition of Charter, the full year impact of the Company’s prior year June 2006 acquisition of Anchor (together “the Acquisitions’), and the organic growth at the Company’s existing affiliate partners.

Net Interest Income. Net interest income increased $14.4 million, or 8.3%, from $173.5 million in 2006 to $187.9 million in 2007. The growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased borrowings, deposits and the acquisition of Charter in 2007. The increase in net interest income is the net result of $26.7 million in increased business volumes (change in average balance multiplied by the prior year average rate) net of $12.3 million from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin, on a fully-taxable equivalent (“FTE”) basis, decreased 32 basis points to 3.52% in 2007 from 3.84% in 2006.

Interest and Dividend Income. Interest and dividend income increased $69.7 million, or 23.2%, from $300.0 million in 2006 to $369.7 million in 2007. 18.2%, or $12.7 million, was due to the acquisition of Charter and the related funding costs for the Charter acquisition. Other drivers of the increase, excluding these items, include increases in interest income on loans (commercial and construction, residential, and home equity and other consumer) and investments (taxable investment securities, non-taxable investment securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial and construction loans increased $48.6 million, or 28.6%, from $169.8 million in 2006 to $218.4 million in 2007 as a result of a 25.8% increase in average balances and an 19 basis point, or 2.5%, increase in the average yield. The increase in the average balance of commercial and construction loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. Charter had $87.2 million in average balances and interest income on commercial and construction loans of $7.9 million for the year ended December 31, 2007.

Interest income from residential mortgage loans increased $13.0 million, or 15.9%, from $82.3 million in 2006 to $95.3 million in 2007 as a result of a 13.9% increase in average balances and a ten basis point, or 1.8%, increase in the average yield. The increase in the average balance of residential loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. The increase in the average yield was primarily due to the adjustable rate mortgage (“ARM”) loans repricing or modifying at higher rates. Charter had $32.7 million in average balances, and interest income on residential mortgage loans of $3.2 million for the year ended December 31, 2007.

Interest income from home equity and other consumer loans increased $1.3 million, or 6.1%, from $20.7 million in 2006 to $22.0 million in 2007 as a result of an 8.7% increase in average balance offset by a seven basis point, or 0.9%, decrease in the average yield. The increase in the average balance of home equity and other consumer loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. Charter had $4.4 million in average balances, and interest income on home equity and other consumer loans of $390 thousand for the year ended December 31, 2007.

Investment income increased $6.8 million, or 24.8%, from $27.2 million in 2006 to $34.0 million in 2007 as a result of a $73.3 million, or 10.4% increase in the average balance and a 55 basis point, or 12.6%, increase in average yield. Charter had $35.2 million in average balances, and interest income on investments of $1.8 million. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $55.3 million, or 43.7%, from $126.5 million in 2006 to $181.8 million in 2007. 10.8% or $6.0 million of the increase was due to the acquisition of Charter and the interest expense on the related funding. Excluding Charter, and the related funding costs, interest paid on deposits and borrowings increased $49.3 million, or 39.0%, as a result of increases in the average rate paid on deposits and borrowings as well as increases in average balances.

Interest paid on deposits increased $35.9 million, or 41.1%, from $87.3 million in 2006 to $123.1 million in 2007 as a result of a $450.6 million, or 15.1% increase in the average balance, and a 66 basis point, or 22.6% increase in the average rate paid. The increase in the average rate paid was primarily due to the competition in the market for deposits and the increased concentration of higher rate certificates of deposits. Charter had $87.4 million in average balances and interest paid on deposits of $3.7 million for the year ended December 31, 2007.

Interest paid on borrowings increased $19.4 million, or 49.3%, from $39.3 million in 2006 to $58.6 million in 2007 as a result of a $402.8 million, or 46.9%, increase in the average balance and a 12 basis point, or 2.6%, increase in the average rate paid. The increase in the average balance of borrowings was due to the combination of the Note that the Company completed at the beginning of the third quarter, the acquisition of Charter and the additional FHLB borrowings used by the Banks to fund a portion of their loan portfolio growth. Charter had $37.8 million in average balances, and interest paid on borrowings of $1.6 million for the year ended December 31, 2007.

Provision for Loan Losses. The provision for loan losses increased $18.7 million, or 303.2%, from $6.2 million in 2006 to $24.9 million in 2007. 85.0%, or $15.9 million, of the increase is related to the increased provision for loan losses related to FPB. The increase in FPB’s allowance for loan loss was driven by a substantial increase in loans classified as substandard or nonaccrual in FPB’s portfolio of residential construction and land loans primarily in the Southern California’s Inland Empire. Other drivers of the increase include the increases in the unallocated portion of the allowance for loan losses, continued loan growth and the acquisition of Charter. The provision for loan losses is also impacted by the mix and amount of loans classified as special mention, substandard, doubtful, or loss. Charter had $170 thousand in provisions for loan losses in 2007. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $78 thousand in 2007 compared to charge-offs, net of recoveries of $399 thousand for the same period in 2006.

Fees and Other Income. Total fees and other income increased $44.4 million, or 25.9%, from $171.3 million in 2006 to $215.7 million in 2007. 45.1%, or $20.0 million, of the increase is driven by the Acquisitions and consolidation of BOS. Other drivers of the increase includes increases in investment management and trust fees, wealth advisory fees and other income.

Investment management and trust fees increased $31.1 million, or 23.6%, from $131.5 million in 2006 to $162.6 million in 2007. 44.7%, or $13.9 million, of the increase is driven by the acquisition of Anchor. Other drivers of the increase is primarily driven by increased performance fees and increased AUM. AUM, excluding the assets from the wealth advisors, increased $4.0 billion, or 16.7%, from $23.8 billion at December 31, 2006 to $27.8 billion at December 31, 2007 as a result of increased investment performance and organic growth. Investment management and trust fees from our Banks and Investment Managers are typically calculated based on a percentage of AUM The individual billing practices of the Company’s firms may impact the level of investment management fees earned in rising or falling markets. Anchor, and BPVI bill quarterly in advance, while the remainder of the firms bill quarterly in arrears. Investment management fees billed in advance will not reflect subsequent changes in the market value of AUM for that period, while fees billed in arrears will reflect changes in the market value of AUM for that period.

Performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A portion of performance fees are paid to the portfolio managers. During 2007, the Company recorded performance fees of approximately $9.4 million compared to approximately $4.3 million in 2006. The increase in performance fees was due to strong investment performance at Westfield. These fees are typically earned and recognized on a quarterly basis and may be subject to a cap based on the individual contracts with clients.

Wealth advisory fees increased $9.3 million, or 34.4%, from $27.0 million in 2006 to $36.2 million in 2007. 61.0%, or $5.7 million, was due to the consolidation of BOS. Other drivers of the increase include increases in the number of client relationships and fee increases from existing clients. Assets under advisory, managed by the wealth advisers, increased $2.8 billion, or 45.1% as a result of the consolidation of BOS and organic growth at the existing wealth advisers. Wealth Advisory fees at the Company are either fee based or calculated based on a percentage of AUM. Approximately $15.9 million, or 44.2%, of total fees for 2007 were based on a percentage of AUM, and 55.8%, or $20.1 million, were derived from fee based accounts.

Earnings in equity investments increased $748 thousand, or 24.7%, from $3.0 million in 2006 to $3.8 million in 2007. Earnings in equity investments includes: partnership earnings in the Company’s unconsolidated affiliates and performance fee earnings on hedge funds. Partnership earnings decreased $404 thousand or 23.8% primarily as a result of the consolidation of BOS. Prior to the consolidation of BOS the Company accounted for the earnings in BOS as an equity investment. Equity earnings in BOS, for the seven months ending July 31, 2007 was $1.2 million, compared to $1.7 million for the twelve months ending December 31, 2006. Performance fee earnings in hedge funds increased $1.2 million, or 86.2% as a result of increased investment returns at DGHM. These fees are generally contingent upon investment performance in excess of certain benchmarks. These fees are typically recorded in the fourth quarter each year, if earned. A portion of these fees are paid to the portfolio managers.

Other income increased $3.1 million, or 50.6%, from $6.2 million in 2006 to $9.3 million in 2007 primarily due to the increase in the cash surrender value on Boston Private Bank’s investment in bank owned life insurance (“BOLI”). In the fourth quarter of 2006 Boston Private Bank invested $30.0 million in BOLI. Included in other income is approximately $843 thousand, from a gain on a sale of advisory contracts at one of the Company’s investment management firms.

Operating Expenses and Minority Interest. Total operating expenses including the $60.9 million in non-cash impairment charges and minority interest were $360.3 million in 2007, an increase of $106.2 million, or 41.8%, from 2006. 19.4%, or $20.6 million, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding these items other drivers causing the year over year increase include increases in salaries and benefits, occupancy and equipment and other operating expenses resulting from the Company’s growth.

Salaries and employee benefits increased $31.8 million, or 19.4%, from $163.4 million in 2006 to $195.2 million in 2007. 41.2%, or $13.1 million, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and the consolidation of BOS, the salaries and employee benefits expense increase is primarily due to increases in variable compensation as a result of increased performance by our investment managers, coupled with a 4.0% increase in the number of employees due to growth, normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $4.5 million, or 15.6%, from $29.1 million in 2006 to $33.7 million in 2007. 27.9%, or $1.3 million, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the occupancy and equipment increase is primarily driven by the opening of new banking offices in the east coast region. The new offices opened, include the Hingham and Beverly, Massachusetts offices opened in June of 2006, and May of 2007, respectively and a New York City office opened in November of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services increased $2.3 million, or 17.1%, from $13.3 million in 2006 to $15.6 million in 2007. 21.6%, or $492 thousand, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the professional services increase is primarily driven by increased legal, accounting and consulting fees. The increase in the accounting and legal expense is primarily driven by the increased services relating to the Company’s impairment reviews and the increased business size. The consulting expense increase is primarily driven by recruiting expenses incurred to fill the two open board positions, and the Company’s Chief Financial Officer position.

Marketing and business development expense increased $2.4 million, or 27.3%, from $8.7 million in 2006 to $11.1 million in 2007. 22.0%, or $523 thousand, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the marketing and business development increase is primarily due to increased marketing campaigns on both the east and west coast regions and increased business relations with clients.

Contract services and processing expense increased $1.4 million, or 27.9%, from $5.1 million in 2006 to $6.6 million in 2007. 16.7%, or $239 thousand, of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the contract services and business development expense increase is driven by increased custody and system contract expenses at the Company private banking firms.

Amortization of intangibles increased $835 thousand, or 6.1%, from $13.6 million in 2006 to $14.5 million in 2007. The Acquisitions and consolidation of BOS increased amortization by $2.2 million. Excluding the Acquisitions and consolidation of BOS the amortization of intangibles decreased due to the accelerated amortization methods used. The Company expects amortization of intangibles to decrease in 2008 as a result of reduced amortization due to the accelerated amortization methods used, partially offset by a full year of amortization of the intangibles from the Charter acquisition.

Impairment of goodwill and intangibles of $60.9 million was accounted for in 2007. During the second quarter of 2007, management conducted a test for impairment relating to the goodwill acquired in its February 2004 acquisition of DGHM. Based on the outcome of the test it was determined that a $17.9 million charge for impairment was required to reduce the goodwill carried at DGHM to its fair market value. In the fourth quarter the Company conducted its annual impairment testing and concluded that an additional non-cash impairment charge of $13.9 million would need to be accounted for to reduce the intangible assets acquired at DGHM. The Company’s review of DGHM’s investment advisory contracts determined that the carrying amount acquired in February 2004 would not be fully recoverable. In addition, the Company recognized a $29.1 million charge to reduce the goodwill acquired in its October 1, 2005 acquisition of Gibraltar. Since the Company’s acquisition of Gibraltar, the market values of bank stocks in general, and the banks headquartered in Florida in particular, have declined significantly.

Provision for unfunded loan commitments decreased $470 thousand, or 56.0%, from $839 thousands in 2006 to $369 thousand in 2007. Included in the Company’s provision for unfunded loan commitments was a $1.7 million increase due to the FPB increase in classified loans as a result of the construction loans that were downgraded at FPB. Excluding the increase related to FPB, the provision for unfunded loan commitments would have been a credit. This change is primarily the result of Boston Private Bank reducing the amount of reserves applicable to unfunded loan commitments, based on the current assessment of risk.

Other expenses increased $2.2 million, or 13.4%, from $16.2 million in 2006 to $18.4 million in 2007. 49.8% or $1.1 million of the increase is driven by the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the other expenses increase is primarily driven by increased FDIC insurance expense. Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses.

Income Tax Expense. Income tax expense was $14.3 million in 2007, reflecting an effective tax rate of 77.4%. Income tax expense for 2006 was $30.2 million, reflecting an effective tax rate of 35.7%. The effective tax rate was higher in 2007 due to the non-deductible impairment charge at Gibraltar of $29.1 million. Excluding the impairment charges, the effective tax rate would have been approximately 35.2% in 2007. In 2008, the effective tax rate is expected to be approximately 36%.

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

Net Interest Income. Net interest income increased $44.8 million, or 34.8%, from $128.7 million in 2005 to $173.5 million in 2006. The growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased deposits and borrowings coupled with the acquisition of Gibraltar in 2005. The $44.8 million increase in net interest income in 2006 is the net result of $54.4 million in increased business volumes net of $9.6 million from rate changes.

Interest and Dividend Income. Interest and dividend income increased $110.0 million, or 57.9%, from $190.0 million in 2005 to $300.0 million in 2006 as a result of increases in interest income on loans and investments. 58.6%, or $64.4 million, of the $110.0 million increase in interest and dividend income was due to the acquisition of Gibraltar. The remaining increase was due to the strong loan growth at the Banks.

Interest income on commercial and construction loans increased $59.5 million, or 53.9%, from $110.3 million in 2005 to $169.8 million in 2006 as a result of a 40.8% increase in average balances and a 9.1% increase in the average yield. The increase in the average balance of commercial and construction loans was due to a combination of the acquisition of Gibraltar in 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield is primarily due to the rising short-term interest rate environment and the majority of loan rates based on the Prime rate or the London Inter Bank Offered Rate (“LIBOR”). 46.2%, or $27.5 million, of the $59.5 million increase in commercial and construction loan income is attributable to the acquisition of Gibraltar.

Interest income from residential mortgage loans increased $33.7 million, or 69.3%, from $48.6 million in 2005 to $82.3 million in 2006 as a result of a 48.3% increase in average balances and a 14.3% increase in the average yield. The increase in the average balance of residential loans was due to a combination of the acquisition of Gibraltar in 2005 as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to ARM loans repricing at higher rates. 77.2%, or $26.0 million, of the $33.7 million increase in residential mortgage loan income is attributable to the acquisition of Gibraltar.

Interest income from home equity and other consumer loans increased $12.2 million, or 142.1%, from $8.6 million in 2005 to $20.7 million in 2006 as a result of a 104.4% increase in average balances and a 17.2% increase in the average yield. The increase in the average balance of home equity and other consumer loans was due to a combination of the acquisition of Gibraltar as well as organic growth of the loan portfolios at the Banks. The increase in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which increased 100 basis points from December 31, 2005 to December 31, 2006. 87.0%, or $10.6 million, of the $12.2 million increase in home equity and other consumer loan income is attributable to the acquisition of Gibraltar.

Investment income increased $4.7 million, or 20.9%, from $22.5 million in 2005 to $27.2 million in 2006 as a result of an 81 basis point increase, or 22.3%, in the average yield, partially reduced by a $32.7 million decrease in the average balance of investments. The decrease in the average balance was due to lower liquidity at the Banks, which was partially offset by the acquisition of Gibraltar. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions. 8.0%, or $377 thousand, of the $4.7 million increase in investment income is attributable to the acquisition of Gibraltar.

Interest Expense. Interest paid on deposits and borrowings increased $65.3 million, or 106.6%, from $61.3 million in 2005 to $126.5 million in 2006. 47.4%, or $30.9 million, of the increase in interest paid on deposits and borrowings is attributable to the acquisition of Gibraltar and the interest expense on the junior subordinated debentures associated with the acquisition.

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

Investment management and trust fees increased $31.8 million, or 31.9%, from $99.7 million in 2005 to $131.5 million in 2006. 67.9%, or $21.6 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $10.2 million is due to increased AUM primarily as a result of market action. AUM, excluding the assets from the wealth advisors KLS, RINET, and Sand Hill increased $7.6 billion, or 47.2%, from $16.2 billion at December 31, 2005 to $23.8 billion at December 31, 2006. Anchor had $6.4 billion in AUM at December 31, 2006.

Wealth advisory fees increased $1.7 million, or 6.7%, from $25.3 million in 2005 to $27.0 million in 2006. The increase is primarily due to the increase in the number of client relationships and fee increases from existing clients. AUM, managed by the wealth advisors KLS, RINET, and Sand Hill increased $878 million, or 16.4%, from $5.4 billion at December 31, 2005 to $6.2 billion at December 31, 2006.

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

Other income increased $1.3 million, or 25.7%, from $4.9 million in 2005 to $6.2 million in 2006. 34.9%, or $439 thousand, of the increase is driven by the acquisitions of Gibraltar and Anchor. The remaining $818 thousand increase is primarily due to the increase in the cash surrender value on Boston Private Bank’s investment in BOLI and the Company’s growth. In the fourth quarter of 2006 Boston Private Bank invested $30 million in BOLI.

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

Occupancy and equipment expense increased $8.1 million, or 38.5%, from $21.1 million in 2005 to $29.1 million in 2006. 62.1%, or $5.0 million, of the increase is driven by the acquisitions of Gibraltar and Anchor. Included in the $5.0 million increase, is the effect of Gibraltar opening one new location in February 2006 in Naples, Florida and another in New York City in November 2006. The remaining $3.1 million increase is primarily due to the development and opening of new banking offices at Boston Private Bank and Borel. In December 2005 and June 2006 Boston Private Bank opened its Lexington and Hingham, Massachusetts offices, respectively, and is scheduled to open in Beverly, Massachusetts in 2007. Borel opened its Los Altos, California office in December 2005. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion. In addition, Sand Hill recognized approximately $450 thousand in additional occupancy and equipment expense in 2006 as a result of the new location that was leased in 2006. The additional expense for Sand Hill includes rent on two locations during construction at the new location, write-off of the unamortized leasehold improvements and obsolete equipment associated with the old space.

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

Amortization of intangibles increased $6.0 million, or 78.8%, from $7.6 million in 2005 to $13.6 million in 2006. The Anchor acquisition on June 1, 2006, the Gibraltar acquisition on October 1, 2005, as well as the increased investments in the minority interests of BOS and Coldstream increased amortization by $6.6 million. Amortization of the DGHM and KLS intangibles decreased $553 thousand due to the accelerated amortization methods used. The Company expects amortization of intangibles to increase slightly in 2007 due to having a full year of amortization of the intangibles from the Anchor acquisition, partially offset by reduced amortization at DGHM, KLS, and Gibraltar due to the accelerated amortization methods used.

Other expenses increased $3.4 million, or 29.1%, from $12.5 million in 2005 to $16.2 million in 2006. 87.1%, or $3.2 million of the increase is driven by the Gibraltar and Anchor acquisitions. Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. The remaining $472 thousand increase is due to growth.

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

D. Critical Accounting Policies

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

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with Statement of Financial accounting Standards No. 142, “Goodwill and Other Intangible Assets.” See Item 1A. “Risk Factors” for additional information. Goodwill was reviewed during the fourth quarter of 2007 using discounted cash flow analysis and by reviewing market data for sales of investment management and banking firms. See Note 11 to the financial statements for additional information.

The Company increased the allowance for loan losses substantially at FPB in 2007, due to an increase in loans classified as substandard effective December 31, 2007 . The increase in the provision for loan losses caused FPB to have a net loss in 2007. The Company believed it would be prudent to test for impairment of goodwill as of December 31, 2007 as a result of their 2007 net loss and the decline in bank valuations in FPB’s region. The Company completed the testing and no impairment of goodwill was evident. The Company will perform this test again in the fourth quarter of 2008 as part of its annual testing. If a triggering event occurs, such as further deterioration of loans or bank valuations, in FPB’s region prior to that time, the Company will accelerate this testing.

The discounted cash flow analysis is based on the projected net cash flows discounted at a rate that reflects both the current return requirements of the market and the risks inherent in the specific entity that is being tested. Significant assumptions used to test goodwill for impairment include estimated discount rates and the timing and amount of projected cash flows. These assumptions are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the carrying value of the Company’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Company’s results of operations.

Stock-Based Compensation

At December 31, 2007, the Company has three stock-based compensation plans, which are described more fully in Part II, Item 8, “Financial Statements and Supplementary Data—Note 18: Employee Benefits to the Consolidated Financial Statements”. These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method.

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

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for deferred tax assets at December 31, 2007, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not, that the balance of deferred tax assets at December 31, 2007 is realizable and no valuation allowance is needed.

E. Impact of Accounting Estimates

Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with Generally Accepted Accounting Pronouncements (“GAAP”). These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

F. Impact of Inflation and Changing Prices

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

G. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. FAS 157 will require additional disclosures to the financial statements, but will not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007 and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not intend to elect the fair value option for any existing financial instruments upon adoption of the standard.

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus will require an employer to measure the asset associated with collateral-assignment split-dollar life insurance. The consensus will also require that the employer recognize a liability for a postretirement benefit if the employer has agreed to maintain the policy during the employee’s retirement or provide the employee with a death benefit. This consensus is effective for fiscal years beginning after December 15, 2007. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The consensus will require that the realized income tax benefit arising from the deduction of dividend payments on nonvested equity classified awards be recognized as an increase to additional paid-in capital. These benefits are currently recognized in the income tax provision and lower a company’s effective tax rate. The consensus is effective for fiscal years beginning after September 15, 2007. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 are effective for fiscal years beginning January 1, 2009. Management believes that these standards will have an effect on the financial statements and is currently evaluating the impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Market Risk

The Company considers interest rate risk to be the most significant market risk for the Banks. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets.

Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company’s affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.

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

The principal objective of the Banks’ asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Banks’ actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. The Banks may utilize hedging techniques to reduce interest rate risk. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 9: Derivatives to the Consolidated Financial Statements” for additional information.

The ALCOs use both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 12%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 20%. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year. The ALCOs review the results with regard to the established tolerance levels and recommend appropriate strategies to manage this exposure.

Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Banks may utilize fixed rate borrowings.

As of December 31, 2007, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. While the ALCOs review simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of interest rate changes on pro forma net interest income for the Banks over a 12 month period:

	Twelve months beginning 1/1/08
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(6,227)	(2.87)%
Down 200 basis points	$(923)	(0.43)%

	Twelve months beginning 1/1/07
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(8,397)	(4.27)%
Down 200 basis points	$(2,262)	(1.15)%

Model Methodologies

•

The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time.

•

The model’s yield curve is derived from the Federal Reserve Statistical Release H.15. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 7.25% and 4.25%, respectively, at December 31, 2007. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. All points on the treasury yield curve increase/decrease congruently.

•

Short-term interest rates (e.g. Prime & LIBOR) are assumed to drive non-maturity deposit (Savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the treasury curve. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

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

The Banks have historically sought to maintain a relatively narrow gap position and have, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed the Banks to undue interest rate risk. At December 31, 2007, the Company’s overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor’s pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

The repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2007:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest earning assets(1):
Cash and due from banks	$117,612	$—	$—	$—	$—	$117,612
Federal funds sold	68,822	—	—	—	—	68,822
Investment securities	186,295	49,430	75,783	274,010	85,008	670,526
FHLB & Bankers Bank stock	49,408	—	—	—	—	49,408
Loans held for sale	3,608	—	—	—	3,174	6,782
Loans-fixed rate	149,467	109,880	127,418	470,150	471,164	1,328,079
Loans-variable rate	1,271,281	180,230	356,007	1,659,121	465,182	3,931,821

Total interest earning assets	$1,846,493	$339,540	$559,208	$2,403,281	$1,024,528	$6,173,050

Interest bearing liabilities(2):
Savings and NOW accounts(3)	$688,730	$—	$—	$—	$—	$688,730
Money market accounts	1,794,366	—	—	—	—	1,794,366
Certificates of deposit under $100,000	88,577	60,385	31,456	6,774	149	187,341
Certificates of deposit $100,000 or greater	528,374	217,735	132,950	58,030	8,879	945,968
Securities sold under agreements to repurchase	264,303	—	—	—	—	264,303
Federal funds purchased	6,000	—	—	—	—	6,000
FHLB borrowings	154,632	6,875	153,280	414,181	108,028	836,996
Junior subordinated debentures & other long-term debt	26,805	—	—	103,093	395,747	525,645

Total interest bearing liabilities	$3,551,787	$284,995	$317,686	$582,078	$512,803	$5,249,349

Net interest sensitivity gap during the period	$(1,705,294)	$54,545	$241,522	$1,821,203	$511,725	$923,701
Cumulative gap	$(1,705,294)	$(1,650,749)	$(1,409,227)	$411,976	$923,701
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	51.99%	56.98%	66.08%	108.70%	117.60%
Cumulative gap as a percent of total assets	(25.01)%	(24.21)%	(20.67)%	6.04%	13.55%

(1)	Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)	Does not include $758.7 million of demand accounts because they are non-interest bearing.
(3)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	At December 31,
	2007	2006
ASSETS:
Cash and due from banks	$117,612	$115,951
Federal funds sold	68,822	123,445

Cash and cash equivalents	186,434	239,396
Investment securities:
Available-for-sale (amortized cost of $653,549 and $527,190, respectively)	657,443	523,848
Held-to-maturity (fair value of $13,163 and $13,819, respectively)	13,083	13,959

Total investment securities	670,526	537,807
Loans held for sale	6,782	5,224
Loans:
Commercial	2,318,430	1,863,971
Construction	863,651	632,263
Residential mortgage	1,765,217	1,546,965
Home equity and other consumer loans	312,602	268,053

Total loans	5,259,900	4,311,252
Less: allowance for loan losses	70,992	43,387

Net loans	5,188,908	4,267,865
Stock in Federal Home Loan Banks and Banker’s Bank	49,408	40,096
Premises and equipment, net	38,996	35,641
Goodwill	349,889	335,633
Intangible assets, net	108,349	125,331
Fees receivable	33,998	28,248
Accrued interest receivable	27,593	22,913
Other assets	157,248	125,390

Total assets	$6,818,131	$5,763,544

LIABILITIES:
Deposits	$4,375,101	$4,077,831
Securities sold under agreements to repurchase	264,303	77,605
Federal funds purchased	6,000	—
Federal Home Loan Bank borrowings	836,996	602,903
Junior subordinated debentures and other long-term debt	525,645	234,021
Other liabilities	147,625	135,987

Total liabilities	$6,155,670	$5,128,347
Commitments and contingencies (Notes 10, 20, 24-27)
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 37,469,712 shares in 2007 and 36,589,727 shares in 2006	$37,470	$36,590
Additional paid-in capital	454,927	424,787
Retained earnings	166,963	176,111
Accumulated other comprehensive income/(loss)	3,101	(2,291)

Total stockholders’ equity	662,461	635,197

Total liabilities and stockholders’ equity	$6,818,131	$5,763,544

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)	Year Ended December 31,
	2007	2006	2005*
INTEREST AND DIVIDEND INCOME:
Loans	$335,700	$272,795	$167,463
Taxable investment securities	14,467	11,242	8,329
Non-taxable investment securities	7,809	6,504	6,012
Mortgage-backed securities	2,202	1,619	1,548
Federal funds sold and other	9,517	7,872	6,638

Total interest and dividend income	369,695	300,032	189,990

INTEREST EXPENSE:
Deposits	123,145	87,262	39,636
Federal Home Loan Bank borrowings	35,400	23,244	12,823
Junior subordinated debentures and other long-term debt	18,361	13,167	7,484
Other short-term borrowings	4,868	2,846	1,308

Total interest expense	181,774	126,519	61,251

Net interest income	187,921	173,513	128,739
Provision for loan losses	24,911	6,179	5,438

Net interest income after provision for loan losses	163,010	167,334	123,301

FEES AND OTHER INCOME:
Investment management and trust fees	162,615	131,534	99,702
Wealth advisory fees	36,232	26,958	25,256
Earnings in equity investments	3,782	3,034	1,556
Deposit account service charges	1,858	1,682	1,375
Gain on sale of loans, net	1,963	1,972	1,774
Other	9,277	6,161	4,924

Total fees and other income	215,727	171,341	134,587

OPERATING EXPENSE:
Salaries and employee benefits	195,224	163,438	123,387
Occupancy and equipment	33,684	29,149	21,053
Professional services	15,629	13,346	10,270
Marketing and business development	11,083	8,705	6,792
Contract services and processing	6,555	5,125	4,070
Amortization of intangibles	14,484	13,649	7,634
Impairment of goodwill and intangible assets	60,880	—	—
Provision for unfunded loan commitments	369	839	513
Other	18,366	16,198	12,550

Total operating expense	356,274	250,449	186,269

Minority interest	4,041	3,699	2,512

Income before income taxes	18,422	84,527	69,107
Income tax expense	14,252	30,154	25,561

Net income	$4,170	$54,373	$43,546

Per share data:
Basic earnings per share	$0.11	$1.53	$1.48
Diluted earnings per share	$0.11	$1.43	$1.38

Average basic common shares outstanding	36,731,621	35,452,880	29,425,157
Average diluted common shares outstanding	38,315,330	40,089,380	33,824,717

*	Adjusted to include the impact of stock-based compensation expense; see Note 18: Employee Benefits for additional information.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004*	$27,657	$201,421	$97,965	$(509)	$326,534
Comprehensive income:
Net income*	—	—	43,546	—	43,546
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	(2,910)	(2,910)
Change in unrealized loss on cash flow hedge, net of tax	—	—	—	(41)	(41)

Total comprehensive income, net of tax					40,595
Dividends paid: $0.28 per share	—	—	(8,321)	—	(8,321)
Proceeds from issuance of 6,192,954 shares of common stock	6,193	151,967	—	—	158,160
Issuance of 99,475 shares of incentive common stock grants	99	(99)	—	—	—
Amortization of incentive stock grants	—	3,260	—	—	3,260
Amortization of stock options and employee stock purchase plan	—	4,490	—	—	4,490
Stock options exercised	851	9,646	—	—	10,497
Excess tax savings on stock options exercised*	—	4,133	—	—	4,133

Balance at December 31, 2005*	$34,800	$374,818	$133,190	$(3,460)	$539,348
Comprehensive income:
Net income	—	—	54,373	—	54,373
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	1,526	1,526
Change in unrealized loss on cash flow hedge, net of tax	—	—	—	(257)	(257)
Change in unrealized loss on other, net of tax	—	—	—	(100)	(100)

Total comprehensive income, net of tax					55,542
Dividends paid: $0.32 per share	—	—	(11,452)	—	(11,452)
Proceeds from issuance of 1,158,955 shares of common stock	1,159	33,499	—	—	34,658
Issuance of 121,073 shares of incentive common stock grants	121	(121)	—	—	—
Amortization of incentive stock grants	—	3,229	—	—	3,229
Amortization of stock options and employee stock purchase plan	—	5,805	—	—	5,805
Stock options exercised	510	5,237	—	—	5,747
Excess tax savings on stock options exercised	—	2,320	—	—	2,320

Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive income:
Net income	—	—	4,170	—	4,170
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	4,401	4,401
Change in unrealized gain on cash flow hedge, net of tax	—	—	—	778	778
Change in unrealized gain on other, net of tax	—	—	—	213	213

Total comprehensive income, net of tax					9,562
Dividends paid: $0.36 per share	—	—	(13,361)	—	(13,361)
Proceeds from issuance of 1,920,417 shares of common stock	1,920	52,847	—	—	54,767
Issuance of 89,952 shares of incentive common stock grants	90	(90)	—	—	—
Amortization of incentive stock grants	—	3,205	—	—	3,205
Amortization of stock options and employee stock purchase plan	—	6,781	—	—	6,781
Stock options exercised	340	4,260	—	—	4,600
Excess tax savings on stock options exercised	—	789	—	—	789
Buyback of 1,470,000 shares of common stock	(1,470)	(38,573)	—	—	(40,043)
Other equity adjustments	—	921	43	—	964

Balance at December 31, 2007	$37,470	$454,927	$166,963	$3,101	$662,461

*	Adjusted to include the impact of stock-based compensation expense; see Note 18: Employee Benefits for additional information

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2007	2006	2005*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,170	$54,373	$43,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,389	17,369	14,123
Common shares issued as compensation	10,355	9,904	8,288
Provision for loan losses	24,911	6,179	5,438
Impairment of goodwill and intangibles	60,880	—	—
Loans originated for sale	(184,732)	(168,815)	(608,958)
Proceeds from sale of loans held for sale	185,237	177,995	641,607
Net increase in other operating activities	(26,450)	(22,536)	(8,802)

Net cash provided by operating activities	90,760	74,469	95,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available-for-sale:
Purchases	(1,454,817)	(359,429)	(459,921)
Sales	95	72	48,281
Maturities, redemptions, and principal payments	1,385,979	348,580	412,686
Investment securities held-to-maturity:
Purchases	(3,234)	(20,930)	(128,272)
Maturities and principal payments	4,138	51,513	119,490
Distributions in trusts, net of (Investments)	2,909	(888)	(7,590)
Investment in bank owned life insurance	—	(30,000)	—
Purchase of Federal Home Loan Banks stock	(7,928)	(12,378)	(3,935)
Net increase in portfolio loans	(703,031)	(680,120)	(433,474)
Capital expenditures, net of sale proceeds	(11,685)	(15,142)	(10,653)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(31,582)	(27,976)	8,057

Net cash used in investing activities	(819,156)	(746,698)	(455,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	71,252	329,690	388,455
Net increase (decrease) in securities sold under agreements to repurchase	168,113	(29,748)	22,803
Increase in federal funds purchased	6,000	—	—
(Decrease) increase in short-term Federal Home Loan Bank borrowings	(169,898)	194,898	—
Increase in long-term Federal Home Loan Bank borrowings	361,167	46,181	45,279
Proceeds from issuance of Notes, net of discount	284,625	—	—
Proceeds from issuance of trust preferred debt	—	—	103,092
Share buyback	(40,043)	—	—
Dividends paid to stockholders	(13,361)	(11,452)	(8,321)
Excess tax savings on stock options exercised	789	2,320	4,133
Proceeds from stock option exercises	4,600	5,747	10,497
Proceeds from issuance of common stock, net	2,190	1,673	37,553

Net cash provided by financing activities	675,434	539,309	603,491

Net (decrease) increase in cash and cash equivalents	(52,962)	(132,920)	243,402

Cash and cash equivalents at beginning of year	239,396	372,316	128,914

Cash and cash equivalents at end of year	$186,434	$239,396	$372,316

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$176,953	$121,890	$58,717
Cash paid for income taxes, net of refunds received	37,192	30,328	21,656
Change in unrealized gain (loss) on securities available-for-sale, net of estimated income taxes	4,401	1,526	(2,910)
Change in unrealized gain (loss) on cash flow hedge, net of estimated income taxes	778	(357)	(41)
Change in unrealized gain on other, net of estimated income taxes	213	—	—
Non-Cash Transactions
Equity issued for acquisitions	$52,208	$32,115	$120,069

*	Adjusted to include the impact of stock-based compensation expense; see Note18: Employee Benefits for additional information

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”), is a holding company with three functional segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking function has five wholly-owned affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”); Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together the “Banks”). The Investment Management function has four wholly-owned or majority-owned affiliate partners, including Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”). The Wealth Advisory function has four wholly-owned or majority-owned affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), and Bingham, Osborn & Scarborough, LLC (“BOS”), all of which are registered investment advisers and financial planning firms (together the “Wealth Advisors”). The Company increased its minority interest in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In addition, the Company also holds a 46.2% equity interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser, and Coldstream Securities, Inc., a registered broker dealer.

The Company conducts substantially all of its business through its wholly-owned and majority-owned affiliate partners within the Company’s three core functional segments: Private Banking, Investment Management, and Wealth Advisory. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets.

Private Banking:

Boston Private Bank pursues a private banking business strategy and is principally engaged in providing banking, investment and fiduciary products to high net worth individuals, their families and businesses in the greater Boston area and New England. Boston Private Bank offers its clients a broad range of deposit and loan products. Boston Private Bank is headquartered in Boston, Massachusetts, and has wealth management offices in Post Office Square, Back Bay, Seaport, Cambridge, Newton, Wellesley, Lexington, Hingham, and Beverly, Massachusetts. Boston Private Bank also has a loan production office in Jamaica Plain, Massachusetts.

Borel pursues a private banking business strategy and is principally engaged in providing commercial banking, and investment management trust services, to high net worth individuals, their families, and their businesses in the San Francisco Bay area. Borel offers its clients a broad range of banking services, which include deposit and lending activities. In addition, Borel offers trust services and provides a variety of other fiduciary services including investment management, advisory, and administrative services. Borel is headquartered in San Mateo, California, and has offices in Palo Alto, San Francisco, Los Altos, and Burlingame, California.

FPB pursues a private banking strategy and is principally engaged in providing commercial banking and trust services to small and medium-sized businesses and professionals located in the Los Angeles and San Bernardino counties. FPB is headquartered in Encino, California, and has offices in Burbank, Irvine, Granada Hills, Santa Monica, and Westlake Village, California.

Gibraltar pursues a private banking strategy and is principally engaged in providing commercial and personal banking, and wealth management services to small and medium-sized businesses and professionals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

located in the Miami-Dade, Monroe, Broward, Collier, and Palm Beach Counties. Gibraltar is headquartered in Coral Gables, Florida and has offices in South Miami, Downtown Miami, Key Largo, Naples, and Fort Lauderdale, Florida. In addition, Gibraltar has a private banking office in New York City.

Charter is a community-oriented commercial bank, focused on servicing the financial needs of small businesses and wealthy individuals located throughout Greater King County. Charter is headquartered in Bellevue, Washington, and has offices in Redmond, Kent, and downtown Seattle, Washington.

Investment Management:

Westfield is an investment management firm serving the needs of pension funds, endowments and foundations, mutual funds and high net worth individuals throughout the United States (“U.S.”) and abroad. Westfield specializes in separately managed domestic growth equity portfolios with products across the capitalization spectrum. Additionally, Westfield acts as the investment manager for several limited partnerships and also serves as a portfolio manager to two wrap programs. Westfield is headquartered in Boston, Massachusetts, and conducts all business activities from its headquarters.

DGHM is an investment management firm serving the needs of institutional and high net worth individuals throughout the U.S. and abroad. DGHM specializes in value-driven equity portfolios with products primarily in the small capitalization spectrum. Additionally, DGHM acts as the investment manager for several limited partnerships and also serves as a portfolio manager to several wrap programs. DGHM is headquartered in New York City, and also has an administrative office in Naples, Florida.

BPVI is an investment management firm and serves the needs of high net worth individuals and select institutions throughout the U.S. and abroad. BPVI specializes in value-driven U.S. equities and balanced portfolios with products primarily in the large capitalization spectrum. BPVI is headquartered in Concord, New Hampshire, and has an office in Boston, Massachusetts.

Anchor is the parent holding company of Anchor Capital and Anchor/Russell both of which are registered investment advisers. Anchor Capital is a value-oriented investment adviser specializing in active investment management for families, trusts, and institutions, including foundations and endowments. Anchor Capital serves clients through its Discretionary Management Accounts division and its Separately Managed Accounts (“SMA”) division, and offers four core disciplines which include balanced, all-cap, mid-cap, and small-cap styles. Anchor Capital’s sister company, Anchor/Russell, structures diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and SMA programs sponsored by the Frank Russell Company. Both operating companies, Anchor Capital and Anchor/Russell, are headquartered in Boston, Massachusetts and conduct all of their business activities from their headquarters.

Wealth Advisory:

Sand Hill is a wealth adviser, providing comprehensive, planning-based financial strategies for wealthy individuals, families, charitable organizations, and select institutions in northern California. Sand Hill manages investments covering a wide range of asset classes for both taxable and tax-exempt portfolios and has special expertise as transitional wealth counsel. Sand Hill is headquartered in Palo Alto, California and conducts all of its business activities from its headquarters.

RINET provides fee-only financial planning, tax planning, and investment management services to high net worth individuals and their families in the greater Boston area, New England, and other areas of the U.S. The firm offers tax planning and preparation, asset allocation, estate planning, charitable planning, and planning for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment benefits, including 401(k) plans, alternative investment analysis, and mutual fund investing. Through its Kanon Bloch Carré division, RINET provides an independent, nationally recognized mutual fund rating service. RINET is headquartered in Boston, Massachusetts and conducts all its business activities from its headquarters.

KLS provides fee-only services, specializing in investment management, estate and insurance planning, retirement planning, and income tax planning services for leading law firm partners, senior executives of large companies, and other wealthy individuals both domestic and abroad. The firm offers advice and counsel on every aspect of its clients’ financial affairs in pursuit of strategies designed to preserve and build clients’ family wealth. KLS is headquartered in midtown Manhattan and conducts all of its business activities from its headquarters.

BOS provides fee-only services, specializing in investment counsel, insurance analysis needs, tax management, retirement planning, estate planning, and charitable and intergenerational giving planning to high net worth individuals and non-profit institutions in the San Francisco Bay area. BOS is headquartered in San Francisco, California and has another wealth management office in East Palo Alto, California.

2. MERGERS AND ACQUISITIONS

The Company completed two business combinations in 2007 and one in both 2006 and 2005. All were accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, core deposit intangibles, and other purchase accounting adjustments, if applicable, were recorded upon the completion of each acquisition.

Boston Private’s strategy is to build a national wealth management enterprise by expanding into demographically attractive regions in the United States through acquisition. The Company is acquiring companies that participate in the three functional competencies: private banking, wealth advisory and/or investment management. Within each region the Company seeks to form “clusters” of independent affiliate partners that represent these core functions. Boston Private focuses on purchasing firms with good performance and growth potential, which could require a purchase price premium over book value.

On November 1, 2007, the Company reduced its ownership interest in Sand Hill from 100% to 76%. The transaction resulted in the purchase of 24% of the equity and profits of Sand Hill by certain existing members of the Sand Hill management team. The Company believes this transaction better aligns the interests of the Sand Hill management team with those of the Company. The transaction was financed by recourse notes issued by Sand Hill management to Sand Hill at market terms. The Company accounts for the sale of stock in an affiliate partner as a capital transaction.

On August 1, 2007, Boston Private increased its ownership interest in BOS from 49.7% to approximately 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated financial statements. BOS’s operating results for the first seven months of 2007 were accounted for under the equity method of accounting, and are included with other income. The Company has the option to increase its ownership in BOS over the next year up to 75%.

On July 1, 2007, the Company acquired Charter Financial Corporation, the holding company of Charter, a Washington chartered commercial bank, situated in the Puget Sound region. In the transaction, the Company acquired 100% of Charter Financial Corporation’s common stock through the issuance of approximately 1.5 million shares of Boston Private common stock valued at $42.5 million and $29.4 million in cash payments to shareholders, including stock options. The purchase price was approximately $77.2 million, which included the trust preferred debt assumed and the Company’s transaction costs. In addition, the Company contributed $6.5 million of capital to Charter at acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2006, the Company acquired Anchor, a newly created holding company that owns 80% of the profits interests in Anchor Capital, a value-oriented investment adviser and 80% of the profits interests in Anchor/Russell, which structures disciplined and sophisticated investment management programs. The Company owns 100% of Anchor and the financial results of Anchor Capital and Anchor/Russell are consolidated for financial reporting purposes since the date of acquisition. At the closing of the transaction, the Company paid approximately $55.4 million plus acquisition costs of approximately $1.3 million, in a combination of cash and common stock, which represents approximately 68% of the total estimated consideration at closing. The remaining consideration will be paid over the next five years contingent upon Anchor’s financial performance. All earn-out payments will be paid with Boston Private common stock. The consideration paid at closing consisted of approximately 981 thousand shares of newly issued Boston Private common stock (of which 278,465 have been registered for resale on Form S-3, effective June 1, 2006) and approximately $25.4 million in cash. Goodwill of approximately $38.5 million, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation. The acquisition of Anchor gives the Company access to the rapidly growing SMA market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

Contingent payments for the Anchor transaction are additional costs of the acquisition and will be recorded as goodwill. Anchor shareholders had the option of accelerating 100% of the deferred contingent merger consideration at the time of closing the acquisition, and therefore would not participate in the earn-out payments. Pursuant to the Anchor merger agreement, the earn-out payments for each of the years ended 2006 through 2010 are to be paid to the shareholders of Anchor Capital and Anchor/Russell who elected that option in proportion to their respective ownership immediately prior to the acquisition. The Company accrued approximately $11.4 million as of December 31, 2007, which represents the estimated contingent payment earned in 2007 and due in 2008. The remaining future payments are contingent upon Anchor achieving certain earnings goals through a five-year earn-out period and, therefore, are not determinable beyond a reasonable doubt. As such, the Company has not accrued these future payments. The annual earn-out payments are based on the compound annual growth rate (“CAGR”) of Anchor’s annual earnings before interest, taxes, depreciation, and amortization (“Anchor EBITDA”), as defined in the Anchor merger agreement, over the base year Anchor EBITDA. A multiple, which varies based on the CAGR is then applied to 80% of the annual Anchor EBITDA to calculate the amount of the contingent payment. The Anchor merger agreement does not provide for a minimum payment, nor does it cap the total amount that may be paid. Therefore, future contingent payments will depend on the financial results of Anchor.

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

On October 1, 2005, the Company acquired Gibraltar Financial Corp. (“Gibraltar Financial”), the holding company of Gibraltar, a federal savings bank headquartered in Coral Gables, Florida. The Company acquired 100% of the common stock of Gibraltar Financial through the issuance of approximately 4.3 million shares of Boston Private common stock and approximately $112.2 million in cash. The purchase price was approximately $248.2 million, which included the trust preferred debt assumed, the fair value of Gibraltar Financial’s stock options, and the Company’s transaction costs. The Company exchanged stock options to acquire Gibraltar Financial common stock for approximately 819 thousand stock options to acquire Boston Private common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company applies the equity method of accounting to investments that the Company or its subsidiaries do not hold a majority interest in, but have the ability to exercise significant influence over operations. The Company includes its proportionate share of earnings of equity method investments as a separate line item on the consolidated statements of operations. Equity method investments, which include the minority interests in Coldstream Holdings, affordable housing partnerships, and other partnership holdings, were $9.8 million and $33.2 million at December 31, 2007 and 2006 respectively, and included in other assets on the consolidated balance sheets. BOS was included in equity method investments at December 31, 2006 and until it was consolidated in the 3rd quarter of 2007 after Boston Private’s ownership increased to 60.9%.

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications have been made to prior year’s financial statements to conform to the current years presentation.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangibles, stock-based compensation, and income taxes.

Investment Management and Wealth Advisory Fees

The Company generates fee income from providing investment management and trust services to its clients at the Banks and from providing investment management and wealth advisory services through the Registered Investment Advisors. These fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets under management and advisory at the Company’s consolidated affiliates totaled $36.6 billion, $29.8 billion, and $21.3 billion at December 31, 2007, 2006, and 2005, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers within the New England, New York City, northern and southern California, south Florida, and Pacific Northwest regions of the country. Note 6: Investment Securities, highlights the types of securities in which the Company invests and Note 7: Loans Receivable, describes the types of lending activities the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

The Banks have approximately $864 million of construction and land loans at December 31, 2007. Although these loans represent only 16.4% of total loans and do not constitute a significant concentration, they generally are considered to be more risky due to the nature of the collateral.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.

Cash and Due from Banks

Each Bank is required to maintain average reserve balances in a non-interest bearing account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2007, the daily amount required to be held in the aggregate for banking affiliates was $16.1 million.

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

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate, except those loans that are accounted for at fair value or at the lower of cost or fair value. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.

Loans on which the accrual of interest has been discontinued are designated non-accrual loans. Accrual of interest income on loans is discontinued when concern exists as to the collectability of principal or interest. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from non-accrual status when they become less than 90 days past due and when concern no longer exists as to the collectability of principal or interest. Interest received on non-accrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.

Allowance for Loan Losses

The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan’s principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged-off are credited to the allowance as amounts are received.

The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general,” “specific,” and “unallocated.” The general component is determined by applying coverage percentages to groups of loans based on risk. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management’s judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment

Premises and equipment consists of leasehold improvements, equipment, and buildings. Equipment consists primarily of computer equipment, art, and furniture and fixtures. Premises, and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Neither land nor art are depreciated.

Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior.

We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

The Company increased the allowance for loan losses substantially at FPB in 2007, due to an increase in loans classified as substandard effective December 31, 2007. The increase in the provision for loan losses caused FPB to have a net loss in 2007. The Company believed it would be prudent to test for impairment of goodwill as of December 31, 2007 as a result of their 2007 net loss and the decline in bank valuations in FPB’s region. The Company completed the testing and no impairment of goodwill was evident. The Company will perform this test again in the fourth quarter of 2008 as part of its annual testing. If further deterioration of FPB’s loans or bank valuations in FPB’s region occur prior to that time, the Company will accelerate this testing.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is reported as goodwill. Goodwill is not amortized but is tested for impairment at the segment level at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment loss has occurred. The fair value of each affiliate partner is determined using a discounted cash flow analysis and by review of comparable market multiples. If the fair value is determined to be less than the carrying value, an additional analysis is performed to determine if carrying amount of the goodwill exceeds its estimated fair value. The excess goodwill is recognized as an impairment loss.

Debt Issuance Costs

Debt issuance costs related to the issuance of long term debt are recorded as an asset. The costs associated with the debt are amortized using the effective-yield method over the life of the securities. The Company had approximately $6.2 million and $3.7 million in debt issuance costs at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Tax Credits

We record low-income housing and rehabilitation investment tax credits using the equity method in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The equity method recognizes tax credits in the same year they are allowed for tax reporting purposes.

Stock-Based Incentive Plans

At December 31, 2007, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method in accordance with the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(Revised), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R). See Note 18: Employee Benefits, for more information on stock based compensation.

Derivative Instruments and Hedging Activities

As required by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

(In thousands, except per share data)	2007	2006	2005
Calculation of net income for EPS:
Net income as reported and for basic EPS	$4,170	$54,373	$43,546
Interest on convertible trust preferred securities, net of tax(1)	—	3,060	3,059

Net income for EPS calculation using the if-converted method	$4,170	$57,433	$46,605

Calculation of average shares outstanding:
Average basic common shares outstanding	36,732	35,453	29,425
Dilutive effect of:
Stock options, stock grants, and other	1,583	1,453	1,071
Forward agreement	—	—	147
Convertible trust preferred securities(1)	—	3,183	3,182

Dilutive potential common shares	1,583	4,636	4,400

Average diluted common shares outstanding	38,315	40,089	33,825

Per Share Data:
Basic earnings per share	$0.11	$1.53	$1.48
Diluted earnings per share	$0.11	$1.43	$1.38

(1)	3,184,202 potential common shares from the convertible trust preferred securities were excluded from the diluted EPS computations in 2007 because the effect would be antidilutive. If the effect had been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $3.0 million would be added back to net income for diluted EPS computations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. FAS 157 will require additional disclosures to the financial statements, but will not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements which requires recognition of a liability for future benefits associated with endorsement split-dollar life insurance arrangements with employees. The consensus is effective for fiscal years beginning after December 15, 2007 and should be adopted as a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not intend to elect the fair value option for any existing financial instruments upon adoption of the standard.

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus will require an employer to measure the asset associated with collateral-assignment split-dollar life insurance. The consensus will also require that the employer recognize a liability for a postretirement benefit if the employer has agreed to maintain the policy during the employee’s retirement or provide the employee with a death benefit. This consensus is effective for fiscal years beginning after December 15, 2007. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The consensus will require that the realized income tax benefit arising from the deduction of dividend payments on nonvested equity classified awards be recognized as an increase to additional paid-in capital. These benefits are currently recognized in the income tax provision and lower a company’s effective tax rate. The consensus is effective for fiscal years beginning after September 15, 2007. Management does not believe that the adoption of this consensus will have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 are effective for fiscal years beginning January 1, 2009. Management believes that these standards will have an effect on the financial statements and is currently evaluating the impact.

4. COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other comprehensive income and related tax effects for the years ended December 31, 2007, 2006, and 2005 is as follows:

(In thousands)	Pre-tax	Tax expense (benefit)	Net
Other comprehensive income:
2007
Unrealized gains on securities available-for-sale	$7,238	$2,836	$4,402
Less: adjustment for realized gains	2	1	1

Net unrealized gains on securities available-for-sale	7,236	2,835	4,401
Unrealized gain on cash flow hedge	1,071	398	673
Add: adjustment for ineffective portion and scheduled reclass	168	63	105

Net unrealized gain on cash flow hedge	1,239	461	778

Unrealized gain on other	355	142	213

Other comprehensive income	$8,830	$3,438	$5,392

2006
Unrealized gains on securities available-for-sale	$2,314	$788	$1,526
Unrealized loss on cash flow hedge	(448)	(178)	(270)
Add: adjustment for ineffective portion and scheduled reclass	21	8	13

Net unrealized loss on cash flow hedge	(427)	(170)	(257)
Unrealized loss on other	(166)	(66)	(100)

Other comprehensive income	$1,721	$552	$1,169

2005
Unrealized losses on securities available-for-sale	$(4,717)	$(1,818)	$(2,899)
Less: adjustment for realized gains	20	9	11

Net unrealized losses on securities available-for-sale	$(4,737)	$(1,827)	$(2,910)
Unrealized loss on cash flow hedge	(71)	(30)	(41)

Other comprehensive loss	$(4,808)	$(1,857)	$(2,951)

The following table details the components of the Company’s accumulated other comprehensive income (loss) for the three years ended December 31:

(In thousands)	2007	2006	2005
Accumulated Other Comprehensive Income:
Unrealized gains (losses) on securities available-for-sale, net of tax	$2,508	$(1,893)	$(3,419)
Unrealized gain (loss) on cash flow hedge, net of tax	480	(298)	(41)
Unrealized gain (loss) on other, net of tax	113	(100)	—

Accumulated other comprehensive income (loss)	$3,101	$(2,291)	$(3,460)

5. FUNCTIONAL SEGMENTS

Management Reporting

Historically, the Company reported revenues, net income, assets, and other significant items on each separate affiliate partner, the parent company (“Holding Company”) and on the inter-segment eliminations. At December 31, 2007, 2006, and 2005 the Company had 13, 11, and 10 separate affiliate partners, respectively. Of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 13 affiliate partners, at December 31, 2007, five are private banking partners, four are investment management partners, and the remaining four are wealth advisory partners. As a result of the concentration in each function, the Company announced a change in its corporate management structure, in January 2008, by naming executives to manage each of the three segments. As a result of this change the Company will transition its segment reporting to its three core functions, Private Banking, Investment Management, and Wealth Advisory.

The five affiliate partners included within the Private Banking function at December 31, 2007 are Boston Private Bank, Borel, FPB, Gibraltar, and Charter. The four affiliate partners included in the Investment Management function are Westfield, DGHM, BPVI, and Anchor. The four affiliate partners included in the Wealth Advisory function are RINET, Sand Hill, KLS, and BOS.

Description of Functional Segments

A description of each Functional segment, except the Holding Company, is provided in Note 1: Organization.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Note 3: Summary of Significant Accounting Policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial statements.

Reconciliation of Functional Segment Items

The following tables are a reconciliation of revenues, function profit, assets, and other significant items of functional segments:

	Net Interest Income			Investment Management and Trust and Non- Interest Income			Total Revenues
(In thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Private Banking
Boston Private Bank	$67,922	$64,630	$62,145	$21,149	$17,691	$16,424	$89,071	$82,321	$78,569
Borel	45,722	41,705	37,805	6,628	5,448	4,593	52,350	47,153	42,398
FPB	28,350	26,179	21,579	2,535	2,081	2,240	30,885	28,260	23,819
Gibraltar	50,074	52,920	13,860	9,545	8,199	1,813	59,619	61,119	15,673
Charter	7,954	—	—	350	—	—	8,304	—	—

Total Private Banks	200,022	185,434	135,389	40,207	33,419	25,070	240,229	218,853	160,459
Investment Managers
Westfield	661	323	78	76,367	58,351	49,699	77,028	58,674	49,777
DGHM	168	153	77	18,861	27,478	27,227	19,029	27,631	27,304
BPVI	34	22	11	7,864	6,984	6,417	7,898	7,006	6,428
Anchor	140	45	—	35,436	16,633	—	35,576	16,678	—

Total Investment Managers	1,003	543	166	138,528	109,446	83,343	139,531	109,989	83,509
Wealth Advisors
KLS	289	195	112	14,665	12,375	10,783	14,954	12,570	10,895
RINET	86	51	25	9,103	8,181	8,161	9,189	8,232	8,186
Sand Hill	74	25	20	7,267	6,752	6,631	7,341	6,777	6,651
BOS	(10)	—	—	5,657	—	—	5,647	—	—

Total Wealth Advisors	439	271	157	36,692	27,308	25,575	37,131	27,579	25,732
Holding Company & Eliminations	(13,543)	(12,735)	(6,973)	300	1,168	599	(13,243)	(11,567)	(6,374)

Total	$187,921	$173,513	$128,739	$215,727	$171,341	$134,587	$403,648	$344,854	$263,326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-Interest Expense and Minority Interest			Income Taxes			Function Profit/(Loss)
(In thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Private Banking
Boston Private Bank	$56,292	$53,362	$50,098	$6,387	$7,005	$7,065	$22,212	$19,246	$19,140
Borel	26,994	23,932	20,208	9,475	8,904	7,635	14,725	13,611	12,850
FPB	19,626	15,097	12,892	(2,574)	4,898	3,968	(4,110)	7,439	6,040
Gibraltar	76,246	44,489	9,824	4,552	5,996	2,109	(22,641)	8,695	3,192
Charter	5,442	—	—	844	—	—	1,847	—	—

Total Banks	184,600	136,880	93,022	18,684	26,803	20,777	12,033	48,991	41,222
Investment Managers
Westfield	44,746	34,625	29,801	13,502	10,079	8,360	18,780	13,970	11,616
DGHM	45,919	19,640	19,924	(10,557)	3,642	3,411	(16,333)	4,349	3,969
BPVI	5,481	5,579	5,028	1,023	600	611	1,394	827	789
Anchor	26,139	13,077	—	3,996	1,525	—	5,441	2,076	—

Total Investment Managers	122,285	72,921	54,753	7,964	15,846	12,382	9,282	21,222	16,374
Wealth Advisors
KLS	11,034	10,101	9,276	1,793	1,170	744	2,127	1,299	875
RINET	8,127	7,243	7,127	446	424	451	616	565	608
Sand Hill	5,946	6,163	5,920	561	239	301	834	375	430
BOS	4,642	—	—	411	—	—	594	—	—

Total Wealth Advisors	29,749	23,507	22,323	3,211	1,833	1,496	4,171	2,239	1,913
Holding Company & Eliminations	23,681	20,840	18,683	(15,607)	(14,328)	(9,094)	(21,316)	(18,079)	(15,963)

Total	$360,315	$254,148	$188,781	$14,252	$30,154	$25,561	$4,170	$54,373	$43,546

	Assets			Amortization of Intangibles			AUM
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(In thousands)			(In thousands)			(In millions)
Private Banking
Boston Private Bank	$2,761,065	$2,455,651	$2,231,513	$29	$—	$—	$2,812	$2,369	$2,310
Borel	1,170,857	965,296	853,466	—	—	—	819	731	661
FPB	618,274	552,844	476,175	734	819	824	25	5	—
Gibraltar	1,567,550	1,482,959	1,321,443	5,095	5,739	1,479	1,082	907	757
Charter	383,243	—	—	483	—	—	—	—	—

Total Banks	6,500,989	5,456,750	4,882,597	6,341	6,558	2,303	4,738	4,012	3,728
Investment Managers
Westfield	64,813	57,551	45,503	—	—	—	13,140	10,102	8,325
DGHM	57,400	98,655	103,117	3,231	3,540	3,957	1,509	2,302	3,259
BPVI	5,502	5,742	5,806	238	238	238	803	961	867
Anchor	98,654	88,346	—	3,283	2,005	—	7,606	6,444	—

Total Investment Managers	226,369	250,294	154,426	6,752	5,783	4,195	23,058	19,809	12,451
Wealth Advisors
KLS	37,784	35,836	35,902	782	898	1,034	4,315	3,727	3,140
RINET	6,025	6,180	5,582	—	—	—	1,457	1,262	1,129
Sand Hill	20,004	16,646	16,439	102	102	102	1,186	1,252	1,094
BOS	27,348	—	—	253	—	—	2,097	—	—

Total Wealth Advisors	91,161	58,662	57,923	1,137	1,000	1,136	9,055	6,241	5,363
Holding Company & Eliminations	(388)	(2,162)	23,622	254	308	—	(286)	(238)	(203)

Total	$6,818,131	$5,763,544	$5,118,568	$14,484	$13,649	$7,634	$36,565	$29,824	$21,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

A summary of investment securities follows:

		Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Fair Value
At December 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$12,168	$28	$—	$12,196
U.S. Agencies	325,986	1,429	(102)	327,313
Corporate bonds	27,145	14	(147)	27,012
Municipal bonds	230,586	2,207	(177)	232,616
Mortgage-backed securities	52,293	884	(177)	53,000
Other	5,371	69	(134)	5,306

Total	$653,549	$4,631	$(737)	$657,443

Held-to-maturity securities at amortized cost:
U.S. Government	$3,237	$96	$—	$3,333
U.S. Agencies	1,993	—	(1)	1,992
Mortgage-backed securities	6,263	7	(12)	6,258
Other	1,590	—	(10)	1,580

Total	$13,083	$103	$(23)	$13,163

At December 31, 2006
Available-for-sale securities at fair value:
U.S. Government	$18,041	$3	$(62)	$17,982
U.S. Agencies	182,033	22	(1,253)	180,802
Corporate bonds	23,686	—	(276)	23,410
Municipal bonds	232,068	598	(1,558)	231,108
Mortgage-backed securities	28,515	11	(721)	27,805
Other	42,847	33	(139)	42,741

Total	$527,190	$667	$(4,009)	$523,848

Held-to-maturity securities at amortized cost:
U.S. Government	$2,745	$—	$(6)	$2,739
U.S. Agencies	1,970	—	(23)	1,947
Mortgage-backed securities	7,660	—	(101)	7,559
Other	1,584	—	(10)	1,574

Total	$13,959	$—	$(140)	$13,819

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturities of investment securities available-for-sale, based on contractual maturity, at December 31, 2007, and the weighted average yields of such securities:

	U.S. Government		U.S. Agencies		Corporate Bonds
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$12,168	$12,196	$161,111	$161,185	$12,536	$12,499
After one, but within five years	—	—	135,612	136,726	14,609	14,513
After five, but within ten years	—	—	29,263	29,402	—	—
After ten years	—	—	—	—	—	—

Total	$12,168	$12,196	$325,986	$327,313	$27,145	$27,012

	Municipal Bonds		Mortgage-Backed Securities		Other Investment Securities
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25,169	$25,147	$8	$8	$—	$—
After one, but within five years	80,596	81,222	17,796	17,871	500	500
After five, but within ten years	99,174	100,401	7,466	7,682	—	—
After ten years	25,647	25,846	27,023	27,439	4,871	4,806

Total	$230,586	$232,616	$52,293	$53,000	$5,371	$5,306

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Certain securities are callable before their final maturity.

The following table sets forth the maturities of investment securities held-to-maturity, based on contractual maturity, at December 31, 2007, and the weighted average yields of such securities:

	U.S. Government		U.S. Agencies		Mortgage-Backed Securities
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$1,993	$1,992	$—	$—
After one, but within five years	3,237	3,333	—	—	617	617
After five, but within ten years	—	—	—	—	3,190	3,186
After ten years	—	—	—	—	2,456	2,455

Total	$3,237	$3,333	$1,993	$1,992	$6,263	$6,258

	Other Investment Securities
(In thousands)	Amortized Cost	Fair Value
Within one year	$500	$500
After one, but within five years	100	100
After five, but within ten years	—	—
After ten years	990	980

Total	$1,590	$1,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Included in U.S. Agencies are 57 investments which can be called prior to maturity.

The weighted average remaining maturity of investment securities available-for-sale at December 31, 2007, was 4.34 years. As of December 31, 2007, approximately $257.4 million of investment securities available-for-sale were callable before maturity. The weighted average yield is calculated based on average amortized cost which does not include the effect of changes in market value that are reflected as a component of stockholders’ equity.

The following table presents the sale of investment securities available-for-sale with the resulting realized gains, losses, and net proceeds from such sales:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Amortized cost of securities sold	$93	$72	$48,261
Gains realized on sales	14	4	218
Losses realized on sales	(12)	(4)	(198)

Net proceeds from sales	$95	$72	$48,281

The following tables sets forth information regarding securities at December 31, 2007, and 2006 having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2007
Available-for-sale securities:
U.S. Government	$—	$—	$—	$—	$—	$—
U.S. Agencies	35,726	(38)	24,620	(64)	60,346	(102)
Corporate bonds	14,706	(109)	2,962	(38)	17,668	(147)
Municipal bonds	5,178	(8)	33,667	(169)	38,845	(177)
Mortgage-backed securities	1,385	(18)	7,615	(159)	9,000	(177)
Other	159	(36)	4,402	(98)	4,561	(134)

Total	$57,154	$(209)	$73,266	$(528)	$130,420	$(737)

Held-to-maturity securities:
U.S. Government	$—	$—	$—	$—	$—	$—
U.S. Agencies	—	—	1,992	(1)	1,992	(1)
Mortgage-backed securities	—	—	4,353	(12)	4,353	(12)
Other	—	—	981	(10)	981	(10)

Total	$—	$—	$7,326	$(23)	$7,326	$(23)

At December 31, 2007, the above U.S. Agencies securities are comprised of 19 securities available-for-sale, and one held-to-maturity security which is guaranteed by an agency of the U.S. Government. The above Corporate Bonds are comprised of four securities available-for-sale with a Moody’s credit rating of at least Baa-1. The above municipal bonds are comprised of 37 securities available-for-sale which have a Moody’s credit rating of at least Aa-3. The above mortgage-backed securities are comprised of seven securities available-for-sale, and five securities held-to-maturity, which were guaranteed by either the Federal Home Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Corp. (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). The above Other Investments are comprised of 29 securities available-for-sale which are either equity securities or CRA-qualified investment funds and one security held-to-maturity which is an asset-backed security. Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2006
Available-for-sale securities:
U.S. Government	$990	$(5)	$6,883	$(57)	$7,873	$(62)
U.S. Agencies	40,733	(58)	124,587	(1,195)	165,320	(1,253)
Corporate bonds	—	—	20,410	(276)	20,410	(276)
Municipal bonds	47,834	(161)	107,730	(1,397)	155,564	(1,558)
Mortgage-backed securities	1,413	(6)	24,627	(715)	26,040	(721)
Other	140	(18)	4,347	(121)	4,487	(139)

Total	$91,110	$(248)	$288,584	$(3,761)	$379,694	$(4,009)

Held-to-maturity securities:
U.S. Government	$496	$(1)	$2,243	$(5)	$2,739	$(6)
U.S. Agencies	—	—	1,947	(23)	1,947	(23)
Mortgage-backed securities	—	—	7,560	(101)	7,560	(101)
Other	—	—	974	(10)	974	(10)

Total	$496	$(1)	$12,724	$(139)	$13,220	$(140)

At December 31, 2006, the above U.S. Government securities are comprised of four securities available-for-sale, and five securities held-to-maturity, which are guaranteed by the U.S. Government. The above U.S. Agencies securities are comprised of 69 securities available-for-sale, and one held-to-maturity security which is guaranteed by an agency of the U.S. Government. The above Corporate Bonds are comprised of nine securities available-for-sale with a Moody’s credit rating of at least Baa-2. The above municipal bonds are comprised of 150 securities available-for-sale which have a Moody’s credit rating of at least Aa-3. The above mortgage-backed securities are comprised of nine securities available-for-sale, and six securities held-to-maturity, which were guaranteed by either the FHLMC or the FNMA. Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks need for liquidity, alternative investments, risk assessment, and asset liability management.

The following table sets forth the cost method investments, which are included in Other Assets, having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the time period that the investments have been temporarily impaired:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2007
Cost Method Investments	$—	$—	$488	$(12)	$488	$(12)
Total	$—	$—	$488	$(12)	$488	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2006
Cost Method Investments	$—	$—	$485	$(15)	$485	$(15)
Total	$—	$—	$485	$(15)	$485	$(15)

The cost method investments with unrealized losses at December 31, 2007 and December 31, 2006 were comprised of one investment with an amortized cost of $500 thousand. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. Temporary impairment is caused by the fact that the partnerships are still in the early stages of their lives and have not yet invested all of their funds and/or have had enough time to fully develop their portfolio companies. Therefore, management does not believe these investments are other-than-temporarily impaired.

The Company had $22.7 million and $22.3 million in cost method investments included in other assets at December 31, 2007 and 2006 respectively.

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2007:

(In thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank	$177,833	$178,286
Federal Home Loan Mortgage Corporation	94,455	95,190
Federal National Mortgage Association	105,524	106,269

Total	$377,812	$379,745

7. LOANS RECEIVABLE

The Banks’ lending activities are conducted principally in New England, northern and southern California, south Florida, and the Pacific Northwest. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate, including construction, sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, northern and southern California, south Florida, and the Pacific Northwest economies and real estate markets. Included in total loans are $6.0 million and $5.0 million of net deferred loan fees as of December 31, 2007 and 2006, respectively. Mortgage loans serviced for others totaled $77.7 million and $17.8 million at December 31, 2007 and 2006, respectively.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, including the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued). The disruption has been exacerbated by the continued decline of the real estate and housing market. While we continue to adhere to prudent underwriting standards, we are a geographically diversified lender and therefore are not immune to potential negative consequences arising from overall economic weakness and, in particular, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sharp downturn in the housing market nationally. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse effect on our earnings. A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision for loan losses.

Loans to senior management, executive officers, and directors are generally made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. One of our banks has an Employee Loan Program that provides eligible employees, including senior management and executive officers, with a beneficial rate on mortgage loans. The bank had $8.7 million and $10.6 million in such loans at December 31, 2007 and 2006, respectively.

The following table presents a summary of the activity of loans to senior management, executive officers, and directors:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance at beginning of year	$28,713	$24,894
Additions	14,779	13,961
Repayments	(14,548)	(10,142)
Addition due to acquisition	77	—

Balance at end of year	$29,021	$28,713

The following table presents a summary of risk elements within the loan portfolio:

(In thousands)	December 31, 2007	December 31, 2006
Non-accrual loans	$52,623	$9,999
Loans past due 90 days or more, but still accruing	—	24
Loans past due 30-89 days	$22,363	$13,424

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $4.9 million in 2007 and $935 thousand in 2006, compared with amounts that were actually recorded of $2.1 million and $287 thousand, respectively.

The Company also has other real estate owned (“OREO”) and repossessed assets of $711 thousand and $475 thousand, respectively, at December 31, 2007. At December 31, 2006 there were repossessed assets of $550 thousand and no OREO.

The Company had $50.0 million of impaired loans at December 31, 2007. $35.7 million of impaired loans had specific reserves of $7.8 million, $14.3 million of impaired loans did not have any specific reserves. For loans classified as impaired, the Company did not recognize any interest income in 2007 while the loans were considered impaired. The average investment in impaired loans in 2007 was $17.2 million. The amount of impaired loans at December 31, 2006 was immaterial.

8. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Allowance for loan losses, beginning of period	$43,387	$37,607	$25,021
Provision for loan losses	24,911	6,179	5,438
Charge-offs	(745)	(898)	(250)
Recoveries	667	499	204
Addition due to acquisitions and other	2,772	—	7,194

Allowance for loan losses, end of period	$70,992	$43,387	$37,607

Reserve for unfunded loan commitments, beginning of period	$5,586	$4,747	$2,916
Provision for unfunded loan commitments	369	839	513
Addition due to acquisitions	100	—	1,318

Reserve for unfunded loan commitments, end of period	$6,055	$5,586	$4,747

Total allowance for credit losses, end of period	$77,047	$48,973	$42,354

9. DERIVATIVES

Boston Private Bank entered into a $100 million prime-based interest rate floor (the “Floor”) with an effective date of November 1, 2005, and a maturity date of November 1, 2010. The Company’s objective in using this derivative is to add stability to interest income and to manage its exposure to changes in interest rates. The Floor has a notional amount of $100 million and a strike rate of 6.5%. The Floor hedges the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor is designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor.

The Company uses the “Hypothetical Derivative Method” described in Statement 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in FAS 133 Implementation Issue No. G25, Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable, Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

For the years ended December 31, 2007, 2006, and 2005, the Floor designated as a cash flow hedge had a fair value of $1.4 million, $350 thousand, and $798 thousand, respectively, which was included in other assets. For the years ended December 31, 2007, 2006, and 2005, the after-tax change in net unrealized gains/losses on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity was $778 thousand (net gain), $257 thousand (net loss), and $41 thousand (net loss), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $101 thousand and $14 thousand from accumulated other comprehensive income to reduce interest income during 2007 and 2006, respectively. During 2008, the Company estimates that an additional $92 thousand will be reclassified.

For the year ended December 31, 2007, the Company recognized losses of $68 thousand for hedge ineffectiveness due to a mismatch between the Floor notional and the aggregate principal of the designated loan pools, which is reported in other expense in the consolidated statements of income. During 2007, the Company de-designated and re-designated the Floor to modify the mix of hedged loan pools to adjust for certain prepayments in the originally hedged loan pool, which caused a small notional/principal mismatch in the hedging relationship. Amounts in accumulated other comprehensive income related to the de-designated hedging relationship will be amortized into interest income on loans over the remaining life of the Floor as the originally hedged forecasted transactions affect earnings.

During 2006, the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. However, because the derivatives have mirror-image terms, the changes in fair value offset completely through earnings, obviating the need for formal hedge accounting. As of December 31, 2007 and 2006, the fair value of the derivative assets and the fair value of the offsetting derivative liabilities are $866 thousand and $162 thousand, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in fee income.

10. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

(In thousands)	December 31, 2007	December 31, 2006
Leasehold improvements	$33,360	$30,453
Furniture, fixtures, and equipment	39,533	33,808
Buildings	4,560	1,393
Land	374	374

Subtotal	77,827	66,028

Less: accumulated depreciation and amortization	38,831	30,387

Premises and equipment, net	$38,996	$35,641

Depreciation and amortization expense related to premises and equipment was $9.4 million, $8.5 million, and $5.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

(In thousands)	Minimum Lease Payments
2008	$15,631
2009	15,354
2010	15,291
2011	15,402
2012	13,617
Thereafter	39,133

Total	$114,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $15.8 million, $13.4 million, and $9.9 million, respectively.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is the activity in goodwill:

	2007			2006
(In thousands)	Balance at December 31, 2006	Acquisitions and adjustments	Balance at December 31, 2007	Balance at December 31, 2005	Acquisitions and adjustments	Balance at December 31, 2006
Boston Private Bank	$2,403	$—	$2,403	$2,403	$—	$2,403
Sand Hill	13,327	—	13,327	13,417	(90)	13,327
BPVI	1,189	—	1,189	1,204	(15)	1,189
DGHM	56,468	(23,372)	33,096	56,890	(422)	56,468
FPB	34,392	(111)	34,281	34,633	(241)	34,392
KLS	22,829	—	22,829	22,829	—	22,829
Gibraltar	154,497	(29,253)	125,244	155,375	(878)	154,497
Anchor	38,463	10,356	48,819	—	38,463	38,463
Charter	—	49,535	49,535	—	—	—
BOS	—	15,710	15,710	—	—	—
Equity method investments	12,065	(8,609)	3,456	—	12,065	12,065

Total	$335,633	$14,256	$349,889	$286,751	$48,882	$335,633

Additional goodwill of approximately $56.6 million was recognized in 2007 due to the acquisition of Charter and the purchase of additional interests in BOS and Coldstream. Goodwill also increased approximately $4.8 million, on a net basis, due to contingent consideration payments at Anchor and DGHM.

The amount of additional goodwill recognized in 2006 was $42.1 million, which is due to the acquisition of Anchor in the second quarter of 2006, the acquisition in certain equity method investments, and other adjustments. Additionally, goodwill increased approximately $8.0 million, on a net basis, due to contingent consideration payments at Anchor and DGHM and decreased $1.2 million due to tax benefits of fully vested stock options issued to employees in previous acquisitions, primarily at FPB and Gibraltar.

During 2007, the Company recognized $47.0 million of goodwill impairment losses. In the second quarter of 2007, the Company recognized an impairment loss of $17.9 million, pre-tax, at DGHM. DGHM had experienced significant net asset outflows and a loss of key personnel. Annual impairment testing was conducted in the fourth quarter of 2006 with respect to the goodwill attributable to DGHM and the Company concluded that no impairment existed at December 31, 2006. DGHM’s assets under management declined during the first quarter of 2007 in line with results projected in the fourth quarter impairment test; however, DGHM’s assets under management continued to decline in the second quarter of 2007, due primarily to several unexpected account resignations. As a result, the Company conducted a test for impairment of goodwill in the second quarter of 2007. The fair value was determined using a weighted average of the discounted cash flow method and comparable market multiples method.

In addition, Goodwill was reduced by $5.5 million at DGHM to reflect lower future estimated contingent consideration payments that were accrued as of the date of acquisition. In the first quarter of 2007, the Company made its 2007 deferred acquisition payment to DGHM pursuant to the terms of the agreement. The payment was approximately $3.5 million of which 80% was paid in cash and the remaining 20% was with the Company’s stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2007, the Company recognized an impairment loss of $29.1 million at Gibraltar. The fair value of Gibraltar was determined using an average of the discounted cash flow method and a comparable market multiple method. Similar to the banking industry, Gibraltar has experienced a significant increase in deposit costs over the past year and the Florida banking industry in general has experienced smaller valuation multiples. The SNL bank index declined 25% during 2007, which factored into the reduction of the valuation of Boston Private’s investment in Gibraltar.

Goodwill is expected to be deductible for tax purposes except for Gibraltar’s, FPB’s, Anchor’s, and a portion of BPVI’s.

The following is the activity in intangible assets:

	2007			2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$73,432	$11,896	$61,536	$98,194	$17,693	$80,501
Core deposit intangibles	54,570	12,653	41,917	47,800	7,497	40,303
Employment agreements	3,757	1,427	2,330	3,670	1,043	2,627
Trade names	2,040	—	2,040	1,900	—	1,900
Mortgage servicing rights	555	29	526	—	—	—

Total	$134,354	$26,005	$108,349	$151,564	$26,233	$125,331

The Company acquired Charter on July 1, 2007 and allocated approximately $49.5 million of the purchase price to goodwill and $7.1 million to amortizable intangible assets. $6.8 million of the amortizable intangible assets was allocated to core deposit intangibles and will be amortized over a weighted average period of 10 years and $360 thousand was allocated to non-compete agreements that will be amortized over a period of three years. These amortization periods are based upon estimates of their expected useful lives.

In the fourth quarter of 2007, the Company recognized an impairment loss of $13.9 million to reduce the value of advisory contracts at DGHM. DGHM experienced significant net asset outflows which caused management to increase the estimated attrition rate from the 13.0% estimate used in the second quarter valuation to 16.9%. This change, along with a reduction in assets under management in excess of that anticipated, caused the projected future cash flows to be less than the carrying value. The revised carrying value was calculated using estimated cash flows discounted at 18%. The residual balance of $10.9 million will be amortized over an eight year life, using 175% declining balance amortization.

Consolidated expense related to intangible assets subject to amortization was $14.5 million, $13.6 million, and $7.6 million for 2007, 2006, and 2005, respectively. The estimated annual amortization expense for these intangibles over the next five years is:

(In thousands)
2008	$13,478
2009	$11,950
2010	$11,838
2011	$9,902
2012	$9,452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEPOSITS

Deposits are summarized as follows:

(In thousands)	December 31, 2007	December 31, 2006
Demand deposits (non-interest bearing)	$758,696	$794,371
NOW	431,927	368,238
Savings	256,803	163,310
Money market	1,794,366	1,892,164
Certificates of deposit under $100,000	187,341	143,106
Certificates of deposit $100,000 or greater	945,968	716,642

Total	$4,375,101	$4,077,831

Certificates of deposit had the following schedule of maturities:

(In thousands)	December 31, 2007	December 31, 2006
Less than 3 months remaining	$616,951	$383,711
3 to 6 months remaining	278,120	264,061
6 to 12 months remaining	164,406	142,006
1 to 3 years remaining	39,476	51,990
3 to 5 years remaining	25,328	6,071
More than 5 years remaining	9,028	11,909

Total	$1,133,309	$859,748

Interest expense on certificates of deposit $100,000 or greater was $39.3 million, $26.9 million, and $12.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

$3.3 million and $3.1 million of overdrawn deposit accounts were reclassified to loans at December 31, 2007 and 2006, respectively.

13. FEDERAL HOME LOAN BANK BORROWINGS

The Banks are members of the Federal Home Loan Bank (“FHLB”) System. As members of a FHLB, the Banks have access to short and long-term borrowings. Borrowings from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 25% and 75% based on the type of the underlying collateral. As of December 31, 2007, the Banks had $836.5 million of borrowings outstanding and available credit of $743.9 million. The Banks had additional short-term federal fund lines with the FHLB’s of $15.0 million at December 31, 2007. The carrying amount of the Bank’s FHLB borrowings is $837.0 million due to the unamortized amount of fair valuation adjustments at the time of acquisition.

As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances in addition to a membership stock requirement. The minimum requirements vary depending on the FHLB membership. The Banks’ are required to own FHLB stock at least equal to 4.5% to 4.7% of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon the FHLB’s request. The FHLB redeems excess stock at its option at par from time to time. The Banks’ may not redeem additional purchases of stock prior to a five year minimum holding period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Banks’ FHLB stock holdings totaled $49.3 million. The Banks’ investment in FHLB stock is recorded at cost and is redeemable at par after a five-year holding period.

A summary of borrowings, including fair value adjustments, from the Federal Home Loan Banks is as follows:

	December 31, 2007		December 31, 2006
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$305,531	4.39%	$254,902	5.16%
Over 1 to 2 years	67,737	4.42%	62,440	4.09%
Over 2 to 3 years	197,053	4.93%	63,532	4.47%
Over 3 to 5 years	133,392	4.71%	145,783	5.10%
Over 5 years	133,283	4.31%	76,246	4.51%

Total	$836,996	4.56%	$602,903	4.88%

14. SHORT-TERM BORROWINGS

(In thousands)	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
2007
Outstanding at end of period	$6,000	$264,303
Maximum outstanding at any month-end	36,100	264,303
Average balance for the year	2,093	158,776
Weighted average rate at end of period	2.50%	2.80%
Weighted average rate paid for the period	5.87%	2.96%

2006
Outstanding at end of period	$—	$77,605
Maximum outstanding at any month-end	48,200	130,926
Average balance for the year	13,356	116,873
Weighted average rate at end of period	—%	2.01%
Weighted average rate paid for the period	5.33%	1.80%

2005
Outstanding at end of period	$—	$107,353
Maximum outstanding at any month-end	37,000	107,353
Average balance for the year	5,799	100,362
Weighted average rate at end of period	—%	1.02%
Weighted average rate paid for the period	3.29%	1.13%

The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $269.2 million and $78.0 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company had an unused line of credit from an unaffiliated bank, which totaled $75.0 million. The Company and its bank subsidiaries are required to maintain specified minimum balances or ratios for: capital, adjusted net tangible capital to adjusted tangible asset ratios, debt equity ratios, loan ratios, non-performing asset ratios, return on average assets ratio, and cash flow requirements for the nonbanks. The credit agreement also includes other covenants, including a restriction limiting dividends to 35% of earnings. The Company was not in compliance with all the loan covenants as of December 31, 2007.

In January 2008, the Company entered into a new $75 million line of credit to replace the facility in place as of December 31, 2007, which by its terms had expired. As a result of the increased provision to FPB’s allowance for loan losses and related circumstances, the Company is not in compliance with certain covenants under this revolving credit agreement. In light of its non-compliance, the Company is in discussions with its lenders regarding the satisfaction of certain provisions of the credit agreement. The Company currently has outstanding $3.0 million under the line of credit as of March 12, 2008. No additional borrowings are available under the line of credit until the non-compliance is waived or the credit agreement is modified. In the event that the Company and its lenders do not reach an agreement on amendments to the credit agreement, the Company would likely be requested to repay promptly amounts due and owed under the credit agreement, and would seek other sources of financing or liquidity. The Company does not anticipate that any inability to access the line of credit, or the request that it repay currently outstanding amounts under the credit agreement will have a material adverse effect upon its liquidity.

As of December 31, 2007, the Banks had unused federal fund lines with the FHLB and other correspondent banks of $268.0 million.

15. JUNIOR SUBORDINATED DEBENTURES AND OTHER LONG TERM DEBT

The schedule below presents the detail of the Company’s junior subordinated debentures and other long-term debt:

	Total 2007	Total 2006

	(In thousands)
Contingent convertible senior notes	$287,500	$—
Boston Private Capital Trust II	103,093	103,093
Boston Private Capital Trust I	108,247	108,247
Charter junior subordinated debentures	4,124	—
Gibraltar junior subordinated debentures	16,495	16,495
FPB junior subordinated debentures	6,186	6,186

Total at December 31, 2007	$525,645	$234,021

All of the Company’s junior subordinated debentures and other long-term debt mature in more than five years.

Contingent Convertible Senior Notes

On July 5, 2007, the Company consummated the sale of $287.5 million of Contingent Convertible Senior Notes (the “Notes”) due 2027 to Merrill Lynch & Co., and RBC Capital Markets (“holder’s”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ discount, of $2.9 million, or 1% of the total Notes, and the estimated offering expenses payable by the Company, was approximately $284.1 million. The Notes are senior, unsecured obligations of the Company and will pay interest at 3.0% semi-annually on January 15 and July 15, beginning January 15, 2008.

The Notes mature on July 15, 2027, unless earlier redeemed by the Company on or after July 16, 2009, repurchased by the Company at a holder’s option on certain dates, or repurchased by the Company at a holder’s option upon a fundamental change, or converted at a holder’s option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A holder may convert its notes, under the following circumstances, in whole or in part, for conversion into cash and, if applicable, shares of Boston Private. The notes may be converted at any time before the close of business on the maturity date, at an initial conversion price per share of $33.37 (or an initial conversion rate of 29.9670 shares of Boston Private common stock per $1,000 principal amount of Notes):

•

during any quarter, if during the previous quarter Boston Private’s common stock price is more than 130% of the conversion price, on that 30th day, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter;

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

A separate registration rights agreement was entered into at the time of the issuance of the Notes under which Boston Private agreed to use commercially reasonable efforts to file a shelf registration statement with the Securities and Exchange Commissions (“SEC”) covering the resale of the Notes and the underlying common stock within 135 days after the closing date of this offering. Boston Private also agreed to use commercially reasonable efforts to have the registration statement declared effective within 180 days of the closing date of this offering and to use our commercially reasonable efforts to keep the shelf registration statement effective until the earlier of:

•

such time as all of the registrable securities have been sold pursuant to the shelf registration statement or sold to the public pursuant to Rule 144 under the Securities Act or any other similar provision then in force (but not Rule 144A); or

•	the expiration of the holding period applicable to such securities held by persons that are not affiliates of the Company under Rule 144(d)(2) under the Securities Act, or any successor provision.

Boston Private understands that the holding period requirement established under Rule 144(d)(2) expires after one year. Therefore the interest charges associated with the untimely registration of the bonds stops at that point. The Company filed the registration statement on November 14, 2007.

Boston Private Capital Trust II

On September 27, 2005 the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities to be issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and have an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities will convert to a floating rate of a three-month London Inter Bank Offered Rate (“LIBOR”) plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application.

Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II’s common securities. Trust II’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II’s preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2007, the Company was in compliance with the above covenants.

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

The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2007 was 1.5165. The trust preferred securities may not be redeemed prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of Boston Private’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming all $105 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 3,184,650 shares of common stock, based on the December 31, 2007 conversion ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has the following covenants with regard to Trust I:

•	to cause Trust I to remain a statutory business Trust and not try to voluntarily dissolve, wind-up, liquidate, or terminate except as permitted by the Trust agreement;

•	to maintain directly or indirectly ownership of all of the common securities of Trust I;

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

At December 31, 2007, the Company was in compliance with the above covenants.

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

Charter junior subordinated debentures

The Company, through the acquisition of Charter, assumed the outstanding amount of Charter’s junior subordinated debentures of $4 million. The trust preferred securities pay interest quarterly on January 7, April 7, July 7, and October 7, at a floating rate based on the three month LIBOR plus a margin of 2.85%. The interest rate on December 31, 2007 was 8.09%. The junior subordinated debentures will mature on January 7, 2034, and may not be redeemed prior to, or on January 7, 2009, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

Gibraltar junior subordinated debentures

The Company, through the acquisition of Gibraltar, assumed the outstanding amount of Gibraltar’s junior subordinated debentures of $16 million. The trust preferred securities pay interest quarterly at a floating rate based on the three month LIBOR plus a margin of 2.27%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the United States law of general application. The interest rate on December 31, 2007 was 7.29%. The junior subordinated debentures will mature on February 23, 2035, and may not be redeemed prior to, or on February 23, 2010, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FPB junior subordinated debentures

The Company, through the acquisition of FPB, assumed the outstanding amount of FPB’s junior subordinated debentures of $6 million. The trust preferred securities have a floating rate based on the three month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2007 was 8.01%. The junior subordinated debentures will mature on March 26, 2033, and may not be redeemed prior to, or on March 26, 2008, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

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

16. MINORITY INTEREST

Minority interest typically consists of equity owned by management of the Company’s majority-owned affiliate partners. Minority interest in the Consolidated Statements of Operations includes the income allocated to the minority-interest owners of the affiliate partners, other than Boston Private, and is included in other expenses. For the years ended December 31, 2007, 2006, and 2005, the income allocated to the minority interest owners was $4.0 million, $3.7 million, and $2.5 million, respectively. Minority interest in the Consolidated Balance Sheets, which includes the capital and undistributed profits owned by the minority partners amounted to $8.7 million and $4.8 million at December 31, 2007 and 2006, respectively. Cash distributed to minority interest holders is typically based on earnings allocations and capital accounts.

Each affiliate operating agreement provides Boston Private and/or the minority owners with contingent call or put rights at fair value. Typically these rights are contingent upon death, incapacity, termination of employment, or a change in control of the affiliate. Fair value is generally defined in the operating agreement as a multiple of earnings before interest, taxes, depreciation, and amortization. If a triggering event occurred with respect to all of the outstanding equity interests at December 31, 2007, the aggregate amount of payments due would be approximately $31 million. The Company may pay for these purchases in cash, shares of Boston Private common stock, or other forms of consideration dependent on the operating agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. INCOME TAXES

The components of income tax expense (benefit) are as follows:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current expense:
Federal	$30,172	$24,716	$20,324
State	8,840	6,675	7,860

Total current expense	39,012	31,391	28,184
Deferred benefit:
Federal	(19,559)	(963)	(1,701)
State	(5,201)	(274)	(922)

Total deferred benefit	(24,760)	(1,237)	(2,623)

Income tax expense	$14,252	$30,154	$25,561

Income tax expense for 2007, 2006, and 2005 varied from the amount computed by applying the Federal statutory rate to income before income taxes. A reconciliation between the expected Federal income tax expense using the Federal statutory rate of 35% to actual income tax expense and resulting effective tax rate for 2007, 2006, and 2005 follows:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income tax, net of Federal tax benefit	12.8%	4.9%	6.5%
Tax exempt interest, net	(21.4)%	(3.4)%	(3.6)%
Nondeductible goodwill	55.3%	—%	—%
Tax credits	(7.3)%	(1.5)%	(1.6)%
Other, net	3.0%	0.7%	0.7%

Effective income tax rate	77.4%	35.7%	37.0%

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

(In thousands)	December 31, 2007	December 31, 2006
Gross deferred tax assets:
Allowance for losses on loans	$29,645	$19,207
Deferred and accrued compensation	10,823	11,272
Stock compensation	11,377	10,420
Unrealized loss on securities available-for-sale	—	1,526
Depreciation	2,393	2,043
Other	4,442	2,546

Total deferred tax assets	58,680	47,014
Gross deferred tax liabilities:
Goodwill and acquired intangible assets	19,236	31,574
Unrealized gain on investments	714	552
Unrealized gain on securities available-for-sale	1,432	—
Other	1,273	457

Total gross deferred tax liabilities	22,655	32,583

Net deferred tax asset	$36,025	$14,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in periods the Company generates net taxable income. The Company would need to generate approximately $87.5 million of future net taxable income to realize the net deferred tax asset at December 31, 2007. Management believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

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

(In thousands)
Balance at January 1, 2007	$1,185
Additions based on tax positions related to the current year	152
Acquired from Charter	71
Lapse of statute of limitations	(266)

Balance at December 31, 2007	$1,142

The amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $1.1 million, of which $65 thousand relates to interest and penalties. The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations.

Income tax returns filed for the tax years ended December 31, 2004, 2005, and 2006 remain subject to examination by the Internal Revenue Service and various other state tax authorities.

18. EMPLOYEE BENEFITS

Employee 401(k) Profit Sharing Plan

The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. This plan is a continuation of the Boston Private Bank & Trust Company 401(k) plan. As of July 1, 2002, the assets of the Westfield Profit Sharing Plan, the RINET Company, Inc. Salary Reduction Contribution Plan, the Sand Hill Advisors, Inc. Profit Sharing 401(k) Plan, the E.R. Taylor Investments, Inc. 401(k) Profit Sharing Plan, and the Borel Bank Salary Deferral 401(k) Plan were merged into this plan. The assets of the First State Bank of California 401(k) Plan and the KLS Professional Advisors Group, Inc. 401(k) Employee Savings Plan were merged into this plan during January 2006. The employees of DGHM joined the plan as new participants on January 1, 2006. As of January 2007, the assets of the Gibraltar Bank, FSB 401(k) Savings Plan were merged into this plan. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.8 million, $2.3 million, and $1.8 million, in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Salary Continuation Plans

Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. An individual covered under the plan resigned in October 2005 and forfeited his benefit. As of that date, $336 thousand had been accrued and was reversed. The expense, exclusive of the 2005 forfeiture, relating to these plans was $257 thousand, $266 thousand, and $274 thousand, for 2007, 2006, and 2005, respectively. The amount recognized in other liabilities was $2.4 million and $2.5 million at December 31, 2007 and 2006, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $6.0 million and $5.8 million, which are included in other assets on the accompanying balance sheets, as of December 31, 2007 and 2006, respectively.

FPB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $183 thousand, $327 thousand, and $296 thousand, for 2007, 2006, and 2005, respectively. The net amount recognized in other liabilities was $1.4 million and $1.5 million at December 31, 2007 and 2006, respectively. FPB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $3.8 million and $3.2 million, which are included in Other Assets on the accompanying balance sheets as of December 31, 2007 and 2006, respectively.

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

In 2007, Gibraltar adopted a nonqualified stock unit plan to provide certain key employees the ability to make pre-tax deferrals of compensation into a tax deferred accumulation account.

Stock-Based Incentive Plans

At December 31, 2007, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified retrospective application method.

Under the 2004 Stock Option and Incentive Plan (the “Plan”), the Company may grant options or stock to its officers, employees, non-employee directors, and other key persons of the Company for an amount not to exceed 5% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. Under the Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date the options are granted except for non-employee directors in which the exercise price shall be equal to the fair market value on the date the stock option is granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a one to five-year cliff vesting period.

The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPP’s”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate. Under the ESPP’s, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. Participants have a right to a full reimbursement of ESPP’s deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense, previously recorded, attributed to that participant. There were 94,260 shares issued under the plan during the year ended December 31, 2007. The Company issues shares under the ESPP’s in January and July of each year. As of December 31, 2007, there were 408,093 shares reserved for future issuance under the ESPP’s.

Share-based payments recorded in salaries and benefits are as follows:

(In thousands)	2007	2006	2005
Stock option and ESPP expense	$6,404	$5,382	$4,490
Nonvested share expense	3,029	3,324	2,571

Subtotal	9,433	8,706	7,061
Tax benefit	3,615	3,328	2,767

Stock-based compensation expense, net of tax benefit	$5,818	$5,378	$4,294

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers, and other factors. The Company uses historical data to estimate employee option exercise behavior and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company’s stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Expected volatility	30%	25%	25%
Expected dividend yield	1.5%	1.3%	1.0%
Expected term (in years)	6.2	4.4	4.1
Risk-free rate	4.8%	4.6%	3.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

A summary of option activity under the Plan for the year ended December 31, 2007 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2007	4,526,039	$21.17
Granted	783,772	$29.68
Exercised	338,391	$13.57
Forfeited or expired	116,322	$28.54

Outstanding at December 31, 2007	4,855,098	$22.86	6.07	$25,081

Exercisable at December 31, 2007	3,361,083	$19.95	4.98	$25,072

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $9.85, $7.60, and $6.34, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $5.0 million, $9.7 million, and $13.3 million, respectively. As of December 31, 2007, there was $6.8 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock

A summary of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	420,673	$27.50
Granted	115,202	$28.49
Vested	200,260	$26.16
Forfeited	28,500	$28.35

Nonvested at December 31, 2007	307,115	$28.68

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2007, 2006, and 2005 was $28.49, $29.96, and $27.45, respectively. At December 31, 2007, there was $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares that vested during the years ended December 31, 2007, 2006, and 2005 was $5.2 million, $3.7 million, and $843 thousand, respectively.

Supplemental Executive Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) with an executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. The actuarial present value of the projected benefit obligation was $9.5 million and the accrued SERP liability was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.0 million at December 31, 2007. The expense associated with the SERP was $1.1 million and $1.5 million in 2007 and 2006, respectively. The benefit will be fully accrued by November 2011. The discount rate used to calculate the SERP liability was 8.0% through July 2004, 6.5% from August 2004 through December 2005, and 5.75%, thereafter.

19. OTHER OPERATING EXPENSE

Major components of other operating expense are as follows:

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Insurance	$4,949	$3,756	$2,834
Forms and supplies	2,217	2,030	1,551
Employee travel and meals	1,594	1,352	604
Telephone	1,537	1,197	827
Courier and express mail	1,068	952	759
Training and education	935	897	531
Publications and dues	924	762	719
Postage	849	737	587
Imputed interest on deferred acquisition liability	—	697	871
Other	4,293	3,818	3,267

Total	$18,366	$16,198	$12,550

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

(In thousands)	December 31, 2007	December 31, 2006
Commitments to originate loans
Variable rate	$121,825	$180,067
Fixed rate	22,705	35,525

Total commitments to originate new loans	$144,530	$215,592

Unadvanced portion of loans and unused lines of credit	$1,252,059	$994,920
Letters of credit	$50,403	$38,532
Forward commitments to sell loans	$13,283	$33,854

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book values and fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
(In thousands)	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$186,434	$186,434	$239,396	$239,396
Securities:
Available-for-sale	657,443	657,443	523,848	523,848
Held-to-maturity	13,083	13,163	13,959	13,819
Loans, net (includes Loans held for sale)	5,195,690	5,187,483	4,273,089	4,266,711
Other assets	157,694	157,694	130,687	130,687
FINANCIAL LIABILITIES:
Deposits	4,375,101	4,379,921	4,077,831	4,075,765
Securities sold under agreements to repurchase	264,303	262,997	77,605	77,605
Federal Home Loan Bank borrowings	836,996	843,311	602,903	598,844
Junior subordinated debentures and other long-term debt	525,645	523,212	234,021	237,292
Other liabilities	15,784	15,784	88,569	88,569

Cash and Cash Equivalents

The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term nature of their maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities

The fair value presented for securities are based on quoted market prices received from third party pricing services, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments, quotations, or analysis of estimated future cash flows.

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

Deposits

The fair values reported for deposits equal their respective book values reported on the balance sheet. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities.

Securities Sold Under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Company’s incremental borrowing rate for FHLB Borrowings with similar maturities.

Federal Home Loan Bank Borrowings

The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

Junior Subordinated Debentures and Other Long-Term Debt

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2007. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities. The fair value of the long-term debt was based on quoted market information.

Other Liabilities

Other financial liabilities consist of securities sold under agreements to repurchase and accrued interest payable for which the carrying amount approximates fair value.

Financial Instruments with Off-Balance Sheet Risk

The Company’s commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, there is no fair value adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2007	December 31, 2006
ASSETS:
Cash and cash equivalents	$7,090	$6,683
Investment in wholly-owned and majority-owned subsidiaries:
Banks	710,193	621,097
Nonbanks	234,415	234,978
Investment in partnerships and trusts	8,786	10,126
Goodwill	3,456	12,065
Intangible assets, net	1,415	3,295
Loans receivables from Banks	218,079	—
Other assets	41,538	19,803

Total assets	$1,224,972	$908,047

LIABILITIES:
Deferred acquisition obligations	$14,888	$20,921
Junior subordinated debentures and other long-term debt	525,645	234,021
Other liabilities	21,978	17,908

Total liabilities	562,511	272,850
STOCKHOLDERS’ EQUITY:
Common stock, $1.00 par value per share; authorized: 70,000,000 issued: 37,469,712 shares in 2007, and 36,589,727 shares in 2006	37,470	36,590
Additional paid-in capital	454,927	424,787
Retained earnings	166,963	176,111
Accumulated other comprehensive income (loss)	3,101	(2,291)

Total stockholders’ equity	662,461	635,197

Total liabilities and stockholders’ equity	$1,224,972	$908,047

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
INCOME:
Interest income	$4,870	$453	$513
Dividends from subsidiaries
Banks	15,100	—	—
Nonbanks	39,952	28,441	23,233
Other income	1,173	2,012	1,164

Total income	61,095	30,906	24,910

EXPENSES:
Salaries and employee benefits	13,875	13,824	12,422
Professional fees	4,987	3,703	3,554
Interest expense	18,652	13,311	7,484
Other expenses	5,453	4,034	3,274

Total expenses	42,967	34,872	26,734

Income (loss) before income taxes	18,128	(3,966)	(1,824)

Income tax benefit	(15,607)	(14,328)	(9,094)
Income before equity in undistributed earnings of subsidiaries	33,735	10,362	7,270
Equity in undistributed (loss) earnings of subsidiaries	(29,565)	44,011	36,276

Net income	$4,170	$54,373	$43,546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,170	$54,373	$43,546
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries:
Banks	(12,033)	(48,991)	(41,222)
Nonbanks	(13,453)	(23,461)	(18,287)
Dividends from subsidiaries:
Banks	15,100	—	—
Nonbanks	38,410	26,847	20,038
Depreciation and amortization	3,618	3,762	3,333
Net decrease (increase) in other operating activities	14,971	(4,264)	(1,776)

Net cash provided by operating activities	50,783	8,266	5,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, including deferred acquisition obligations	(64,721)	(34,644)	(122,700)
Capital investment in subsidiaries:
Banks	(6,500)	—	(22,000)
Intercompany notes issued to subsidiary banks	(214,000)	—	—
Investment securities held-to-maturity:
Purchases	—	—	(126,179)
Maturities and principal payments	—	27,464	117,634
Net cash (used in) provided by other investing activities	(5,120)	388	(3,975)

Net cash used in investing activities	(290,341)	(6,792)	(157,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of trust preferred debt	—	—	103,092
Proceeds from issuance of Notes, net	284,625	—	—
Dividends paid to stockholders	(13,361)	(11,452)	(8,321)
Share buyback	(40,043)	—	—
Excess tax savings on stock options exercised	789	2,320	4,133
Proceeds from stock options exercises	4,600	5,747	10,497
Proceeds from issuance of common stock, net	3,355	3,871	39,860

Net cash provided by financing activities	239,965	486	149,261

Net increase (decrease) in cash and cash equivalents	407	1,960	(2,327)
Cash and cash equivalents at beginning of year	6,683	4,723	7,050

Cash and cash equivalents at end of year	$7,090	$6,683	$4,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. SELECTED QUARTERLY DATA (UNAUDITED)

	2007(1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$50,150	$50,148	$44,238	$43,384
Non-interest income	59,359	55,398	52,332	48,641

Total revenues	109,509	105,546	96,570	92,025
Provision for loan losses	19,252	3,738	745	1,176
Non-interest expense and minority interest	125,193	75,065	89,601	70,457

(Loss) income before taxes	(34,936)	26,743	6,224	20,392

Income taxes	(3,780)	9,326	1,448	7,258

Net (loss) income (2)	$(31,156)	$17,417	$4,776	$13,134

Earnings (loss) per share
Basic	$(0.84)	$0.47	$0.13	$0.36

Diluted	$(0.84)	$0.44	$0.13	$0.34

	2006(1)
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues
Net interest income	$43,385	$43,158	$43,402	$43,568
Non-interest income	47,534	45,389	40,137	38,282

Total revenues	90,919	88,547	83,539	81,850
Provision for loan losses	987	2,325	1,704	1,163
Non-interest expense and minority interest	66,058	64,802	62,775	60,513

Income before taxes	23,874	21,420	19,060	20,174

Income taxes	8,266	7,770	6,772	7,346

Net income	$15,608	$13,650	$12,288	$12,828

Earnings per share
Basic	$0.43	$0.38	$0.35	$0.37
Diluted	$0.40	$0.36	$0.33	$0.35

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.
(2)	Second quarter earnings includes a $10.1 million goodwill impairment charge, net of tax and minority interest and the fourth quarter earnings includes a $37.2 million goodwill and intangible impairment charge net of tax. See Footnote 11—Goodwill and Other Intangible Assets for further details.

24. REGULATORY MATTERS

Investment Management

The Company’s investment management business is highly regulated, primarily at the federal level by the SEC, National Association of Securities Dealers, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

The Company and its private banking subsidiaries are also subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System, (the “Federal Reserve”), the FDIC, which insures the deposits of the Banks to the maximum extent permitted by law, by the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, and by the Office of Thrift Supervision. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to foster the safety and soundness of the Banks and protect depositors and not for the purpose of protecting stockholders.

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

Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Tier I capital is defined as common equity and retained earnings, less goodwill and purchased intangibles, and is compared to total risk-weighted assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. As of December 31, 2007, management believes that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2007, all the Banks, except for FPB, meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. FPB was initially considered adequately capitalized as of December 31, 2007. In February of 2008, FPB made an adjustment to their 2007 allowance for loan losses as of December 31, 2007. This adjustment resulted in FPB’s risk based capital ratio to fall below the well capitalized level. Concurrent with the adjustment, Boston Private contributed $11.5 million of additional capital to FPB. The amount of the capital contribution was intended to bring FPB’s total risk based capital ratio above 10.0%. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. In addition, the Company and the Banks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized”. There are no conditions or events since December 31, 2007 that management believes have adversely changed the Company’s or the Banks’ categories, except as indicated for FPB.

Actual capital amounts and regulatory capital requirements as of December 31, 2007 and 2006 are presented in the tables below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
AS OF DECEMBER 31, 2007
Total risk-based capital:
Company	$535,525	10.84%	$395,263	>8.0%	$494,079	>10.0%
Boston Private Bank	202,392	10.87	149,000	8.0	186,251	10.0
Borel	117,309	10.76	87,223	8.0	109,029	10.0
FPB	49,203	8.90	44,222	8.0	55,278	10.0
Gibraltar	118,049	11.00	85,815	8.0	107,269	10.0
Charter	32,465	11.92	21,788	8.0	27,235	10.0
Tier I risk-based:
Company	465,285	9.42	197,632	4.0	296,448	6.0
Boston Private Bank	179,100	9.62	74,500	4.0	111,750	6.0
Borel	105,198	9.65	46,612	4.0	65,418	6.0
FPB	42,061	7.61	22,111	4.0	33,167	6.0
Gibraltar	105,643	9.85	42,908	4.0	64,361	6.0
Charter	29,761	10.93	10,894	4.0	16,341	6.0
Tier I leverage capital:
Company	465,285	7.28	255,734	4.0	319.668	5.0
Boston Private Bank	179,100	6.54	109,567	4.0	136,959	5.0
Borel	105,198	9.14	46,028	4.0	57,535	5.0
FPB	42,061	7.14	23,576	4.0	29,469	5.0
Gibraltar	105,643	7.53	56,122	4.0	70,152	5.0
Charter	29,761	8.91	13,359	4.0	16,698	5.0

AS OF DECEMBER 31, 2006
Total risk-based capital:
Company	$491,325	12.24%	$321,011	>8.0%	$401,264	>10.0%
Boston Private Bank	182,681	11.40	128,223	8.0	160,279	10.0
Borel	102,142	10.89	75,055	8.0	93,818	10.0
FPB	53,691	11.90	36,109	8.0	45,136	10.0
Gibraltar	107,544	11.06	77,791	8.0	97,239	10.0
Tier I risk-based:
Company	429,464	10.70	160,506	4.0	240,759	6.0
Boston Private Bank	162,625	10.15	64,111	4.0	96,167	6.0
Borel	91,423	9.74	37,527	4.0	56,291	6.0
FPB	48,498	10.74	18,054	4.0	27,082	6.0
Gibraltar	96,215	9.89	38,896	4.0	58,343	6.0
Tier I leverage capital:
Company	429,464	8.22	209,035	4.0	261,293	5.0
Boston Private Bank	162,625	6.78	95,879	4.0	119,849	5.0
Borel	91,423	9.60	38,098	4.0	47,622	5.0
FPB	48,498	9.94	19,525	4.0	24,406	5.0
Gibraltar	96,215	7.51	51,241	4.0	64,051	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

25. LITIGATION AND CONTINGENCIES

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery. Westfield thus filed both a motion to dismiss for non pros and a motion for summary judgment in December, 2007. Briefing on Westfield’s motions concluded on February 1, 2008, and oral argument was held on February 27, 2008. Additional briefing following oral argument will unfold in March, 2008, and the motions will then be fully briefed and argued.

Trust Litigation

Since 1984, Borel has served as a trustee of a private family trust (“Family Trust”) that was a joint owner of certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL’s operations was found on the property in 1994. At that time Borel entered into negotiations to sell the property to UNOCAL, to settle UNOCAL’s liabilities to the Family Trust, and to obtain a comprehensive indemnity on the Trust’s behalf. Certain beneficiaries of the Family Trust brought a series of actions against Borel claiming that Borel had breached its fiduciary duties in managing the oil and gas leases and in negotiating with UNOCAL for settlement and for sale of the property. In the first lawsuit, the beneficiaries sought to remove Borel as trustee. Borel prevailed at trial and obtained final judgment in its favor, but the beneficiaries continued to pursue related litigation against Borel for many years afterwards. In 2002, Borel concluded a settlement with UNOCAL and sold the property to UNOCAL. In 2005, all of the parties, with one exception noted below, entered into a global settlement whereby UNOCAL agreed to pay the plaintiff beneficiaries certain amounts, and the beneficiaries dismissed all of their pending actions with prejudice, including all actions against Borel, which paid nothing in the settlement.

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005, the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary filed a petition for certiorari in the U.S. Supreme Court. On February 25, 2008 the U.S. Supreme Court denied the non-settling beneficiary’s petition for certiorari. There are no further appeals available to the non-settling beneficiary. The parties will now proceed with consummation of the settlement agreement and a final trust accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

26. RELATED PARTY TRANSACTIONS

Stephen M. Waters, who is a director of the Company, has two loans for approximately $6.5 million with Boston Private Bank. In addition to this loan, Mr. Waters is also a guarantor on one loan with Boston Private Bank for approximately $236 thousand at December 31, 2007. That loan had a zero balance at December 31, 2007. Mr. Waters also has an unsecured standby letter of credit with a line of $465 thousand and a zero balance as of December 31, 2007 with Gibraltar. The loans with Boston Private Bank were originated prior to Mr. Waters becoming a director of the Company. All of the loans are current as of December 31, 2007. All loans were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

27. COMMON STOCK

In December of 2003, the Company entered into a forward sale agreement pursuant to which an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Merrill Lynch Affiliate”) agreed to borrow and sell 2.3 million shares of the Company’s common stock. In the first quarter of 2004, the Company drew down 700 thousand shares of stock under the forward sale agreement.

On November 1, 2004, the Company entered into an Amended and Restated Forward Sale Agreement (the “Amendment”) with the Merrill Lynch Affiliate. Pursuant to the original agreement, the Merrill Lynch Affiliate borrowed and sold shares of the Company’s common stock in December of 2003, with the proceeds of such sale to be received by the Company on a settlement date or dates to be specified at the Company’s discretion up to and including December 17, 2004, at an initial forward price determined in accordance with a pre-determined schedule subject to increases based on a floating interest factor equal to the federal funds rate, less a spread. Under the Amendment, the settlement date was extended until December 31, 2005.

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

On July 5, 2007, the Company repurchased and retired approximately 1.5 million shares of its common stock at an aggregate price of $40.0 million, or $27.24 per share. The repurchase was done simultaneously with the sale of the Notes. See Note 15: “Junior Subordinated Debentures and Other Long-Term Debt” for additional information on the Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 23 percent and 25.7 percent in 2007 and 2006, respectively, and total revenues constituting 14.8 percent, 17.7 percent, and 6 percent in 2007, 2006 and 2005, respectively, of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Gibraltar Private Bank & Trust Company

Coral Gables, Florida:

We have audited the consolidated balance sheets of Gibraltar Private Bank & Trust Company and Subsidiary (the "Bank") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended and for the three months ended December 31, 2005. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and three months ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bank’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting.

Fort Lauderdale, Florida

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Gibraltar Private Bank and Trust Company, a wholly-owned subsidiary, whose financial statements reflect total assets and total revenues constituting 23 and 14.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Gibraltar Private Bank & Trust Company’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Gibraltar Private Bank and Trust Company’s internal control over financial reporting, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the goodwill and intangible assets impairment analysis process, and the policies and procedures over an affiliate bank’s (i) interest reserve advances, and (ii) the allowance for loan loss process for the construction and development lending portfolio.

The Company acquired on July 1, 2007, Charter Bank (“Charter”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Charter’s internal control over financial reporting, with associated total assets of $383.2 million and total revenue of $8.3 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2007. In addition, the Company acquired a majority ownership of Bingham, Osborn, & Scarborough, LLC (“BOS”) on July 31, 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, BOS’ s internal control over financial reporting, with associated assets of $27.3 million and total revenue of $5.6 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Charter and BOS.

In our opinion, based on our audit and the report of other auditors, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 12, 2008, which expressed an unqualified opinion on those consolidated financial statements.

.

Boston, Massachusetts

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Gibraltar Private Bank & Trust Company

We have audited the Gibraltar Private Bank & Trust Company and Subsidiary’s (the “Bank”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A bank’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A bank’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Bank; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Bank’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Bank as of December 31, 2007 and 2006 and the years then ended and the three months ended December 31, 2005 and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements.

Fort Lauderdale, Florida

February 26, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

A) Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer, President, and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer, President, and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report because of the material weaknesses in internal control over financial reporting described below. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

B) Management’s Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its evaluation, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, management has concluded that internal control over financial reporting was ineffective as of December 31, 2007 as a result of the material weaknesses described below.

A material weakness exists in the goodwill and intangible assets impairment analysis process. Specifically, this material weakness arises from the combined effect of the deficiencies related to (i) ineffective policies and procedures to ensure that the impairment tests were completed in a timely manner, (ii) ineffective policies and procedures for the accumulation of relevant, sufficient and reliable data to support assumptions and judgments, and (iii) ineffective policies and procedures for review and approval by appropriate levels of authority. This material weakness resulted in a substantial, late correction in the intangible assets balance in the Company’s preliminary consolidated financial statements and represents a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management also identified two material weaknesses with respect to FPB’s policies and procedures over its construction and development lending portfolio to ensure that loan impairments were recognized appropriately.

First, FPB’s policies and procedures did not include appropriate internal controls over the advancement of interest reserves. Second, a material weakness arises from the combined effect of the deficiencies related to (i) ineffective policies to ensure the timely receipt and analysis of current appraisals and borrower financial information, (ii) ineffective monitoring of whether the allowance for loan loss methodology and the accrual of interest policy comply with current regulatory guidance, and (iii) inadequate oversight of metrics used to compensate loan officers. As a result of these material weaknesses, there was a material error in the allowance for loan losses in the Company’s preliminary consolidated financial statements and a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The Company acquired Charter on July 1, 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Charter’s internal control over financial reporting, with associated assets of $383.2 million and total revenue of $8.3 million generated by Charter that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2007. The Company also acquired majority ownership of BOS on July 31, 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, BOS’s internal control over financial reporting, with associated assets of $27.3 million and total revenue of $5.6 million generated by BOS that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. KPMG LLP, as principal accountant, expressed reliance in its audit reports on the Company’s consolidated financial statements and internal control over financial reporting, to the audit reports of Hacker Johnson & Smith PA regarding a significant subsidiary of the Company. These reports can be found on page 124 and 126.

C) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to December 31, 2007, to address the material weakness in the goodwill and intangible assets impairment analysis process, management has implemented an additional layer of quality review to ensure that there are separate layers of review over the preparer and initial reviewer; has increased the standards for documentation such that inputs and assumptions will be supported by detailed analysis and underlying data; and has implemented revised timelines for delivery of such analysis for review.

To address the material weaknesses identified at FPB, the Company has implemented, or expects to implement, the following remediation steps designed to address the deficiencies in the control activities:

•

FPB has made several key changes within senior management, including the addition of a new Interim Chief Executive Officer, a new Interim Chief Credit Officer and two new members of the Board of Directors at FPB.

•

Management will continue the development and implementation of enhanced policies and procedures with respect to compensation standards, credit administration, appraisal practices, interest reserves and Allowance for Loan and Lease Losses (“ALLL”) methodology. The revised policies and procedures will comply with current regulatory guidance, and reflect current bank-specific factors, regional economic considerations as well as relevant peer comparisons, as appropriate.

•

FPB’s Board of Directors has retained an independent third party loan review firm to conduct a review of FPB’s loan portfolio, including the interest reserves, loan policies, credit administration practices and ALLL methodology, which commenced in March 2008.

•

Further, the Audit Committee of the Company’s Board of Directors expects to review FPB’s policies and procedures relating to loan review and the establishment of allowance for loan losses. Based on that review, the Audit Committee expects to determine whether enhancements to such policies and procedures or other changes may be appropriate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the definitive Proxy Statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8 “Financial Statements and Summary Data Note 26: Related Party Transactions in Notes to Consolidated Financial Statements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

None

(3) Exhibits

Exhibit No.	Description
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

3.4	By-laws of Boston Private Financial Holdings, Inc., as amended and restated (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on June 6, 2007)

10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.3	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.4	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.5	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.6	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003 (incorporated by reference to Exhibit 10.14 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.7	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.8	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on July 24, 2001)
10.9	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

Exhibit No.	Description
10.10	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.11	Borel Private Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on December 3, 2001)

10.12	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003 Plan (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 12, 2004)

10.13	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.14	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.15	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.16	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)

10.17	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003 (incorporated by reference to Exhibit 10.24 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 15, 2005)

10.18	Executive employment agreement dated January 1, 2004 by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.19	First Amendment to the Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.20	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on June 15, 2004)

10.21	Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.22	Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.23	First Private Bank & Trust 1994 Stock Option Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on March 5, 2004)

Exhibit No.	Description
10.24	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed March 7, 2005)

10.25	Indenture dated September 27, 2005 between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.26	Guarantee Agreement dated as of September 27, 2005 by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.27	Amended and Restated Declaration of Trust of Boston Private Capital Trust II dated September 27, 2005 (incorporated by reference to Exhibit 10.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.28	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Steven D. Hayworth dated April 18, 2005 and amendment thereto, dated May 4, 2006. (incorporated by reference to exhibit 10.37 to Boston Private Financial Holdings, Inc.’s Current Report on Form 10-K filed on February 28, 2007)

10.29	Gibraltar Financial Corporation Amended and Restated 1996 Employee Stock Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.30	Gibraltar Financial Corporation 2002 Non-Employee Director and Agent Stock Incentive Plan, as amended (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.31	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Kathryn A. Kearney dated October 23, 2006 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on October 25, 2006)

10.32	Forms of award grant agreements under the Company’s 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on December 20, 2006)

10.33	Credit Agreement among Boston Private Financial Holdings, Inc., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders named therein, dated January 31, 2008 (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on February 5, 2008)

10.34	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

10.35	Form of 3.00% Contingent Convertible Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

10.36	Registration Rights Agreement, dated July 5, 2007, between Boston Private, Inc. and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

Exhibit No.	Description
11.1	Statement regarding computation of per share earnings (set forth in the “Notes to Consolidated Financial Statements” herewith)

*21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.

*23.1	Consent of KPMG, LLP

*23.2	Consent of Hacker, Johnson & Smith PA

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2008.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ TIMOTHY L. VAILL
Timothy L. Vaill Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 13, 2008

/s/ WALTER M. PRESSEY Walter M. Pressey	President and Vice Chairman	March 13, 2008

/s/ DAVID J. KAYE David J. Kaye	Executive Vice President and Chief Financial Officer	March 13, 2008

/s/ WILLIAM H. MORTON William H. Morton	Controller and Treasurer (Principal Accounting Officer)	March 13, 2008

/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 13, 2008

/s/ PETER C. BENNETT Peter C. Bennett	Director	March 13, 2008

/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 13, 2008

/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	March 13, 2008

/s/ ADOLFO HENRIQUES Adolfo Henriques	Director	March 13, 2008

/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 13, 2008

/s/ DEBORAH F. KEUNSTNER Deborah F. Keunstner	Director	March 13, 2008

/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	March 13, 2008

/s/ WILLIAM J. SHEA William J. Shea	Director	March 13, 2008

/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 13, 2008

/s/ STEPHEN M. WATERS Stephen M. Waters	Director	March 13, 2008