Form 10-Q
period 2008-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2008-05-12
CIK 821127

As filed with the Securities and Exchange Commission on May 12, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008:

Common Stock-Par Value $1.00	38,510,017
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
Assets:
Cash and due from banks	$118,798	$117,612
Federal funds sold	47,817	68,822

Cash and cash equivalents	166,615	186,434
Investment securities:
Available-for-sale (amortized cost of $648,637 and $653,549, respectively)	657,818	657,443
Held-to-maturity (fair value of $15,463 and $13,163, respectively)	15,244	13,083

Total investment securities	673,062	670,526
Loans held for sale	7,324	6,782
Loans:
Commercial	2,406,407	2,318,430
Construction	846,702	863,651
Residential mortgage	1,795,814	1,765,217
Home equity and other consumer loans	333,768	312,602

Total loans	5,382,691	5,259,900
Less: allowance for loan losses	88,953	70,992

Net loans	5,293,738	5,188,908
Stock in Federal Home Loan Banks and Banker’s Bank	55,480	49,408
Premises and equipment, net	38,237	38,996
Goodwill	330,743	349,889
Intangible assets, net	108,942	108,349
Fees receivable	30,379	33,998
Accrued interest receivable	26,916	27,593
Other assets	157,634	157,248

Total assets	6,889,070	6,818,131
Liabilities:
Deposits	4,370,379	4,375,101
Securities sold under agreements to repurchase and other short-term debt	245,218	264,303
Federal funds purchased	90,390	6,000
Federal Home Loan Bank borrowings	988,405	836,996
Junior subordinated debentures and other long-term debt	418,145	525,645
Other liabilities	108,513	147,625

Total liabilities	6,221,050	6,155,670
Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 38,510,017 shares at March 31, 2008 and 37,469,712 shares at December 31, 2007	38,510	37,470
Additional paid-in capital	469,834	454,927
Retained earnings	152,236	166,963
Accumulated other comprehensive income	7,440	3,101

Total stockholders’ equity	668,020	662,461

Total liabilities and stockholders’ equity	$6,889,070	$6,818,131

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share data)
Interest and dividend income:
Loans	$87,836	$76,524
Taxable investment securities	4,116	2,737
Non-taxable investment securities	2,130	1,872
Mortgage-backed securities	605	357
Federal funds sold and other	2,037	2,347

Total interest and dividend income	96,724	83,837

Interest expense:
Deposits	29,573	28,912
Federal Home Loan Bank borrowings	9,985	7,689
Junior subordinated debentures and other long-term borrowings	5,835	3,293
Other short-term borrowings	1,661	559

Total interest expense	47,054	40,453

Net interest income	49,670	43,384
Provision for loan losses	19,648	1,176

Net interest income after provision for loan losses	30,022	42,208

Fees and other income:
Investment management and trust fees	40,391	37,722
Wealth advisory fees	12,387	7,266
Gain on repurchase of debt	11,324	—
Gain on sale of investments	781	3
Other	2,776	3,650

Total fees and other income	67,659	48,641

Operating expense:
Salaries and employee benefits	52,843	46,601
Occupancy and equipment	8,930	7,874
Professional services	4,977	3,206
Marketing and business development	2,885	2,596
Contract services and processing	1,858	1,435
Amortization of intangibles	3,221	3,549
Impairment of goodwill	20,600	—
Provision for unfunded loan commitments	92	163
Other	5,429	4,119

Total operating expense	100,835	69,543

Minority interest	1,503	914

(Loss)/Income before income taxes	(4,657)	20,392

Income tax expense	5,187	7,258

Net (loss)/income	$(9,844)	$13,134

Per share data:
Basic (loss)/earnings per share	$(0.26)	$0.36

Diluted (loss)/earnings per share	$(0.26)	$0.34

Average basic common shares outstanding	37,457,129	36,276,912
Average diluted common shares outstanding	37,457,129	41,135,058

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive Income:
Net income	—	—	13,134	—	13,134
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	520	520
Change in unrealized gain on cash flow hedge, net of tax	—	—	—	74	74
Change in unrealized gain (loss) on other, net of tax	—	—	—	201	201

Total comprehensive income, net of tax					13,929
Dividends paid to shareholders	—	—	(3,299)	—	(3,299)
Proceeds from issuance of 65,634 shares of common stock	66	1,637	—	—	1,703
Issuance of 42,100 shares of incentive common stock	42	(42)	—	—	—
Amortization of incentive stock grants	—	674	—	—	674
Amortization of stock options and employee stock purchase plan	—	1,837	—	—	1,837
Stock options exercised	62	902	—	—	964
Excess tax savings on stock options exercised	—	32	—	—	32
Other equity adjustments	—	245	—	—	245

Balance at March 31, 2007	$36,760	$430,072	$185,946	$(1,496)	$651,282

Balance at December 31, 2007	$37,470	$454,927	$166,963	$3,101	$662,461
Comprehensive Loss:
Net Loss	—	—	(9,844)	—	(9,844)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	3,399	3,399
Changes in unrealized (loss) on cash flow hedge, net of tax	—	—	—	(218)	(218)
Changes in unrealized gain on other, net of tax	—	—	—	1,158	1,158

Total comprehensive loss, net of tax					(5,505)
Dividends paid to shareholders	—	—	(3,750)	—	(3,750)
Proceeds from issuance of 858,216 shares of common stock	858	12,014	—	—	12,872
Issuance of 99,516 shares of incentive stock grants	100	(100)	—	—	—
Amortization of incentive stock grants	—	573	—	—	573
Amortization of stock options and employee stock purchase plan	—	1,479	—	—	1,479
Stock options exercised	82	664	—	—	746
Other equity adjustments		277	(1,133)	—	(856)

Balance at March 31, 2008	$38,510	$469,834	$152,236	$7,440	$668,020

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss)/Income	$(9,844)	$13,134
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,507	4,606
Common shares issued as compensation	2,103	2,568
Provision for loan losses	19,648	1,176
Impairment of goodwill	20,600	—
Loans originated for sale	(37,381)	(58,074)
Proceeds from sale of loans held for sale	37,197	54,919
Gain on the repurchase of debt	(11,324)	—
Net increase in other operating activities	(28,989)	(17,920)

Net cash provided by operating activities	(4,483)	409

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(802,767)	(55,865)
Sales	39,625	25
Maturities, redemptions, and principal payments	768,990	125,685
Investment securities held-to-maturity:
Purchases	(2,461)	(1,997)
Maturities and principal payments	309	1,850
Distributions in trusts	444	4,196
Purchase of Federal Home Loan Banks and Banker’s Bank stock	(6,072)	(3,321)
Net increase in portfolio loans	(122,308)	(145,882)
Capital expenditures, net of sale proceeds	(1,551)	(3,490)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(4,171)	(2,778)

Net cash used in investing activities	(129,962)	(81,577)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,722)	23,601
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(19,085)	30,090
Net increase in federal funds purchased	84,390	—
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	10,195	(94,898)
Net increase in long-term Federal Home Loan Bank borrowings	141,252	162,414
Repurchase of debt	(95,323)	—
Dividends paid to stockholders	(3,750)	(3,299)
Excess tax savings on stock options exercised	—	32
Proceeds from stock option exercises	746	964
Proceeds from issuance of common stock, net	923	951

Net cash provided by financing activities	114,626	119,855

Net (decrease) increase in cash and cash equivalents	(19,819)	38,687
Cash and cash equivalents at beginning of year	186,434	239,396

Cash and cash equivalents at end of period	$166,615	$278,083

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$49,147	$39,228
Cash paid for income taxes, net of refunds received	5,646	78
Change in unrealized gain on securities available-for-sale, net of estimated income taxes	3,399	520
Change in unrealized (loss) gain on cash flow hedge, net of estimated income taxes	(218)	74
Change in unrealized gain on other, net of estimated income taxes	1,158	201
Non-Cash Transactions
Equity issued for acquisitions	$11,898	$695

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”), is a holding company with three functional segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has five wholly-owned affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), chartered by the Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”); Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together the “Banks”). The Investment Management segment has four wholly-owned or majority-owned affiliate partners, including Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”). The Wealth Advisory segment has five wholly-owned or majority-owned affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”), all of which are registered investment advisers, with the exception of DTC, and wealth management firms (together the “Wealth Advisors”). In addition, the Company also holds a 45.7% equity interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser, and Coldstream Securities, Inc., a registered broker dealer.

The Company conducts substantially all of its business through its three functional segments. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets. The Company increased its minority interest in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated results. As of March 31, 2008 the Company holds approximately 64% ownership interest in BOS.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the quarters ended March 31, 2008 and 2007.

	Three Months Ending March 31,
	2008	2007
	(In thousands, except share data)
Calculation of net (loss)/ income for EPS:
Net (loss)/ income as reported and for basic EPS	$(9,844)	$13,134
Interest on convertible trust preferred securities, net of tax	—	750

Net (loss)/ income for EPS calculation using the if-converted method	$(9,844)	$13,884
Calculation of average shares outstanding:
Average basic common shares outstanding	37,457,129	36,276,912
Dilutive effect of:
Stock options, stock grants and other	—	1,674,309
Convertible trust preferred securities	—	3,183,837

Dilutive potential common shares	—	4,858,146

Average diluted common shares outstanding	37,457,129	41,135,058

Per Share Data:
Basic (loss)/earnings per share	$(0.26)	$0.36
Diluted (loss)/earnings per share	$(0.26)	$0.34

Dilution due to outstanding stock options, stock grants and other of 895 thousand shares in the first quarter of 2008 was not included as it was anti-dilutive for the period. Dilution of 3.2 million shares due to convertible trust preferred debt was also not included as it would have been anti-dilutive.

(3) Functional Segments

Management Reporting

The Company has three functional segments: Private Banking, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (“Holding Company”). The financial performance of the Company is managed and evaluated by segment. The segments are managed separately as a result of the concentrations in each function.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues, expenses, and assets are recorded by each segment, and management reviews separate financial results for each segment.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the quarters ended March 31, 2008 and 2007. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	Net interest income		Non-interest income		Total Revenues
(In thousands)	2008	2007	2008	2007	2008	2007
Private Banking	$52,978	$46,320	$12,168	$9,419	$65,146	$55,739
Investment Management	190	177	32,210	31,360	32,400	31,537
Wealth Advisory	130	75	12,476	7,373	12,606	7,448
Holding Company & Eliminations	(3,628)	(3,188)	10,805	489	7,177	(2,699)

	$49,670	$43,384	$67,659	$48,641	$117,329	$92,025

	Non-interest expense and Minority interest		Income Taxes		Net (Loss)/Income (1)
(In thousands)	2008	2007	2008	2007	2008	2007
Private Banking	63,097	36,768	(819)	5,987	(16,780)	11,808
Investment Management	22,086	21,660	4,463	4,297	5,851	5,580
Wealth Advisory	10,009	6,258	1,118	524	1,479	666
Holding Company & Eliminations	7,146	5,771	425	(3,550)	(394)	(4,920)

	$102,338	$70,457	$5,187	$7,258	$(9,844)	$13,134

	Assets		Amortization of Intangibles		AUM(2)
	2008	2007	2008	2007	2008	2007
(In thousands)					(In millions)
Private Banking	6,594,344	5,585,113	1,596	1,512	4,727	4,180
Investment Management	208,018	231,823	1,188	1,727	20,766	20,426
Wealth Advisory	95,290	57,000	399	220	9,805	6,508
Holding Company & Eliminations	(8,582)	(2,426)	38	90	(313)	(255)

	$6,889,070	$5,871,510	$3,221	$3,549	$34,985	$30,859

(1)	Net income for the three months ended March 31, 2008 was reduced by $20.6 million, for the impairment charge recorded at FPB and $18.5 million for the increase in the Company’s provision for loan losses. These decreases were slightly offset by the $11.3 million gain the Company recognized from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027. The Company’s effective tax rate for the first quarter of 2008 is not consistent with the Company’s 2007 quarterly effective tax rate as a result of the non-deductible goodwill impairment recorded at FPB, and a reduction in the reserve. See Note 9 “Income Taxes” for further detail.
(2)	Assets Under Management (“AUM”) includes the AUM of DTC and BOS of $0.9 billion and $2.0 billion, respectively. The Company acquired 70.1% interest in DTC on February 1, 2008 and increased its ownership interest in BOS from 49.7% to approximately 60.9% on August 1, 2007.

(4) Goodwill and Intangible Assets

The following is the activity in goodwill for the three months ended March 31, 2008:

(In thousands) Goodwill	Balance at December 31, 2007	Acquisitions and adjustments	Balance at March 31, 2008
Private Banking	$211,463	$(20,466)	$190,997
Investment Management	83,104	14	83,118
Wealth Advisory	51,866	1,306	53,172
Equity method investments	3,456	—	3,456

Total	$349,889	$(19,146)	$330,743

In the first quarter of 2008 the Company recognized a preliminary impairment loss of $20.6 million at FPB. FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. As a result, FPB experienced a large increase in non-performing and adversely classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-performing loans has reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events, which primarily occurred late in the first quarter of 2008, constituted a “triggering event” which required immediate goodwill impairment testing as required by the FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” FAS 142.

The Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB is impaired. The fair value used in step one, was determined using an income approach and a market approach each weighted equally. The income approach utilized a two stage dividend discount model which was based on the expectation that the Southern California economy will remain depressed throughout 2008 and 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 7.3% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 4.5% and the cash flows were discounted at a 12.3% discount rate. The Company has initiated a step two valuation to determine the amount of goodwill impairment expense to record. Due to the timing of the impairment assessment, the Company believes that an impairment loss is probable and can be reasonably estimated. The significant estimates that management made for the step two estimate were the value of the fixed rate loan portfolio and the core deposit intangibles. The fixed rate loans were valued as of March 31, 2008 based on a fair value analysis prepared as of December 31, 2007. Although there have been significant changes in interest rates during the first quarter of 2008, the Company believes that this valuation is a good proxy of a valuation as of March 31, 2008. The core deposit intangibles were valued based on the ratio of the core deposit intangible to core deposits at the time of acquisition applied to core deposits at March 31, 2008. The Company will finalize the step two valuation and make any adjustment necessary to the preliminary goodwill impairment expense of $20.6 million already recorded, in the second quarter of 2008.

The Company acquired DTC on February 1, 2008 and allocated $0.3 million of the purchase price to goodwill and $3.2 million to advisory contracts, non-compete agreements, and trade name intangibles. The advisory contracts will be amortized using the straight-line method over ten years and the non-compete agreements will be amortized using the straight-line method over seven years.

On January 1, 2008, the Company completed an additional purchase of approximately 3% of BOS. The purchase price was approximately $1.6 million, of which $1.0 million was allocated to goodwill and $0.6 million to intangible assets.

The Company acquired Charter on July 1, 2007 and allocated approximately $49.5 million of the purchase price to goodwill and $7.1 million to amortizable intangible assets. $6.8 million of the amortizable intangible assets was allocated to core deposit intangibles and will be amortized over a weighted average period of 10 years and $0.3 million was allocated to non-compete agreements that will be amortized over a period of three years. These amortization periods are based upon estimates of their expected useful lives.

The following is the activity in intangible assets:

	At March 31, 2008			At December 31, 2007
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$75,766	$13,623	$62,143	$73,432	$11,896	$61,536
Core deposit intangibles	54,570	13,957	40,613	54,570	12,653	41,917
Trade names	3,150	—	3,150	2,040	—	2,040
Employee agreements and other	4,127	1,604	2,523	3,757	1,427	2,330
Mortgage servicing rights	555	42	513	555	29	526

Total	$138,168	$29,226	$108,942	$134,354	$26,005	$108,349

Amortization expense for the quarters ended March 31, 2008 and 2007 was $3.2 million and $3.5 million, respectively, a decrease of $0.3 million, or 9%. The DTC, Charter, and BOS acquisitions increased amortization by $0.4 million, and the reduced amortization at FPB, Gibraltar, KLS, DGHM, and Anchor, based on the amortization method, decreased amortization by $0.7 million.

(5) Fair Value Measurements

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The Company also adopted FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, but did not elect to account for any financial instruments at fair value as allowed under that statement.

FAS 157 concludes that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
Description	3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$657,818	$		$657,818	$—
Derivatives – interest rate floor	3,500		—	3,500	—
Derivatives – customer swaps	3,290		—	3,290	—
Other investments	14,240		14,240	—	—

Liabilities:
Derivative – swap	$3,004		$—	$3,004	$—

Available-for-sale debt securities consist primarily of U.S. Treasury securities, U.S. Government and Agency mortgage-backed securities, corporate debt, and municipal bonds . These instruments generally have quoted prices that are traded less frequently than exchange traded securities and can be priced using market data from similar assets. Therefore they have been categorized as a level 2 measurement. Other investments consist of deferred compensation trusts for the benefit of employees which consist of publicly traded mutual fund investments and are valued at prices quoted in active markets.

Currently, the Company uses an interest rate floor, interest rate swaps, and a customer swap program to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of FAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using
Description	3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loan impairment	$61,397	$—	$61,397	$—

During the first quarter, the Company identified certain loans as impaired as defined under FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan (“FAS 114”). The Company recognized a provision for loan loss of $11.4 million for loans that were written down to the fair value of the underlying collateral. The underlying collateral was valued utilizing market rates for comparable properties less costs to sell.

The Company did not elect to early adopt FAS 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2. As such, the Company did not comply with FAS 157 and required disclosures related to the goodwill impairment loss at FPB as allowed under that statement.

(6) Loans Receivable

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

The following table is a summary of the Private Banking loan portfolio concentrations by geography. The concentration of the Private Banking loan data is based on the location of the lender. The table does not include loans from the Holding Company to certain principles of the Company’s affiliate partners or loans at the Company’s nonbanking segments.

	March 31, 2008	December 31, 2007
Commercial and Construction Loans:
New England	$1,008,392	$985,234
Northern California	875,306	844,428
Southern California	536,141	526,823
South Florida	611,440	608,441
Pacific Northwest	222,826	218,117

Total Commercial and Construction Loans	$3,254,105	$3,183,043

Residential Mortgage Loans:
New England	$1,040,972	$1,022,155
Northern California	169,810	152,417
Southern California	10,826	12,763
South Florida	546,828	553,356
Pacific Northwest	27,378	24,526

Total Residential Mortgage Loans	$1,795,814	$1,765,217

Home Equity and Other Consumer Loans:
New England	$57,047	$55,802
Northern California	58,443	50,700
Southern California	13,560	4,204
South Florida	193,578	191,820
Pacific Northwest	3,716	4,164

Home Equity and Other Consumer Loans	$326,344	$306,690

Total Private Banking Loans	$5,376,263	$5,254,950

The following table is a summary of the Private Banking credit quality data concentration by geography. The concentration of the Private Banking credit quality data is based on the location of the lender.

	March 31, 2008	December 31, 2007
Allowance for Credit Losses: (1)
New England	$24,375	$24,131
Northern California	$12,559	$12,111
Southern California	$38,661	$25,695
South Florida	$16,330	$12,406
Pacific Northwest	$3,175	2,704

Classified Loans
New England	$11,348	$12,807
Northern California	—	—
Southern California	$145,105	$80,499
South Florida	$34,476	$25,559
Pacific Northwest	$6,641	$1,236

Non-accrual Loans:
New England	$7,240	$7,390
Northern California	$479	—
Southern California	$51,197	$26,725
South Florida	$20,447	$18,508
Pacific Northwest	$5,704	—

Net Loans Charged-off for the Three Months Ended:
New England	$1,005	$4
Northern California	$15	$10
Southern California	$592	—
South Florida	$75	$480
Pacific Northwest	—	$12

(1)	The allowance for loan losses and the reserve for unfunded loan commitments, when combined, are referred to as the allowance for credit losses.

The Company’s non-performing assets increased $32.7 million, or 61%, to $86.5 million or 1.26% of total assets, at March 31, 2008, from $53.8 million, or 0.79% of total assets, at December 31, 2007. Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets.

Total non-accrual loans at March 31, 2008 were $85.1 million, an increase of $32.4 million, or 62%, from $52.6 million at December 31, 2007. 75%, or $24.5 million, of the increase was due to the additional non-accrual loans at FPB. 17%, or $5.7 million, of the increase was due to the additional non-accrual loans at Charter. FPB’s and Charter’s non-accrual loans are primarily construction and land development. The non-accrual loans at FPB are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. A decline in market values of the collateral for the non-performing loans could result in additional future expense depending on the timing and severity of the decline.

OREO consists of two properties with a carrying value of $0.9 million at March 31, 2008, an increase of $0.2 million from December 31, 2007. The increase was due to one additional property at Gibraltar.

The Company has one repossessed asset with a carrying value of $0.5 million at March 31, 2008. The Company expects to dispose of this asset without additional loss.

At March 31, 2008, loans with an aggregate balance of $25.7 million, or 0.48% of total loans, were 30-89 days past due, an increase of $3.4 million, or 15%, as compared to $22.4 million at December 31, 2007. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of March 31, 2008 or December 31, 2007.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks’ locations, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Company. At March 31, 2008, the Company had classified loans of $197.6 million, an increase of $77.5 million, or 65%, as compared to $120.1 million at December 31, 2007. 83%, or $64.6 million, of the increase in classified loans was at FPB. 12%, or $8.9 million of the increase in classified loans was at Gibraltar. The increase in classified loans at FPB and Gibraltar was primarily due to deteriorating real estate and economic conditions in certain areas where the banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $101.5 million as of March 31, 2008, an increase of $51.5 million, or 103%, as compared to $50.0 million at December 31, 2007.

(7) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2008, the allowance for credit losses totaled $95.1 million and was comprised of the allowance for loan losses of $89.0 million and the reserve for unfunded loan commitments of $6.1 million. The allowance for credit losses increased $18.1 million, or 23%, from December 31, 2007. This increase reflects the higher level of non-performing, past-due, and classified loans as well as continued growth in the loan portfolio. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the Three Months Ended March 31,
	2008	2007
	(In thousands)
Ending gross loans	$5,382,691	$4,458,957

Allowance for loan losses, beginning of period	70,992	43,387
Provision for loan losses	19,648	1,176
Charge-offs	(1,768)	(10)
Recoveries	81	2

Allowance for loan losses, end of period	$88,953	$44,555

Reserve for unfunded loan commitments, beginning of period	$6,055	$5,585
Provision for unfunded loan commitments	92	163

Reserve for unfunded loan commitments, end of period	$6,147	$5,748

Allowance for credit losses, end of period	$95,100	$50,303

Allowance for loan losses to ending gross loans	1.65%	1.00%
Allowance for credit losses to ending gross loans	1.77%	1.13%

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

(8) Contingent Convertible Senior Notes

In the first quarter of 2008 the Company repurchased $107.5 million of its outstanding 3.00% Contingent Convertible Senior Notes due 2027 (the “Notes”) reducing the outstanding balance to $180.0 million at March 31, 2008, from $287.5 million at December 31, 2007. To make the repurchases, the Company used cash received from the repayment of certain intercompany notes which it previously made to certain affiliate banks (the “Banks”) with proceeds from the original issuance of the Notes. The Banks replaced such intercompany notes with funding sources that have a lower interest rate than the intercompany notes. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $11.3 million.

(9) Income Taxes

The tax expense for the first quarter of 2008 was $5.2 million. Since FPB was acquired pursuant to a tax-free reorganization, the goodwill generated by the acquisition is not deductible for tax purposes. As a result the Company was not able to recognize a tax benefit from the $20.6 million goodwill impairment charge recognized in the first quarter of 2008. In addition the tax provision was reduced $0.8 million due to a reduction in the tax reserve. The reserve was reduced because the Internal Revenue Service did not appeal a tax case that was favorable to our tax position related to the interest expense deductions for consolidated groups with tax exempt income.

The effective tax rate for the first quarter of 2008 was calculated based on the actual results for the first quarter 2008 and not on a projected annual effective tax rate. The annual effective tax rate cannot be predicted due to the potential variability in future financial results. The effective tax rate for the first quarter of 2007 was 35.6% and the related income tax expense was $7.3 million.

(10) Recent Accounting Developments

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 are effective for fiscal years beginning after January 1, 2009. Management believes that these standards will have an effect on the financial statements and is currently evaluating the impact.

In March 2008, the FASB issued Statement No. 161 Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 which expands the disclosures requirements related to an entity’s derivative activities. The statement requires additional qualitative disclosures regarding the purpose of the entity’s derivative activities as well as significant quantitative disclosures including a tabular presentation of derivatives by category and their location in the financial statements. The statement is effective for the Company in the first quarter of 2009. The statement will have no effect on the accounting for derivative activities at the Company, but will require enhanced disclosures.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions in response to clarify the accounting for repurchase financings under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FSP requires that certain repurchase arrangements be accounted for as derivatives and recognized at fair value in the financial statements. The statement will be effective for the Company in the first quarter of 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the financial statements.

(11) Subsequent Event

In the beginning of the second quarter of 2008 the Company repurchased an additional $86.5 million of its outstanding Notes. Consistent with the first quarter 2008 repurchase, in order to make the repurchase the Company used cash received from the repayment of certain intercompany notes which it previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced such intercompany notes with funding sources that have a lower interest rate than the intercompany notes. As a result of the repurchases, the Company expects to reduce interest expense and increase the net interest margin. The Banks expect to realize a benefit of reduced cost of funding on the $86.5 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

The repurchase is expected to result in an after tax gain of approximately $5.1 million, or approximately $0.12 per share. The Company may, from time to time, make additional repurchases of the Notes, depending on market conditions, liquidity, and availability.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2008

Statements that are not historical facts are forward-looking statements as defined by United States securities laws. Forward-looking statements involve risks and uncertainties. These statements include, but are not limited to, prospects for long term financial performance, the impact on the Company’s results of market conditions and prevailing and future interest rates, prospects for growth in balance sheet assets and assets under management and advisory, and prospects for overall results over the long term. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond Boston Private’s control and could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements include, among others, adverse conditions in the capital and debt markets and the impact of such conditions on Boston Private’s investment advisory activities; interest rate compression which may adversely impact net interest income; competitive pressures from other financial institutions which, together with other factors, may affect the Company’s growth and financial performance; the effects of national and local economic conditions; including changes which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, adequacy of loan loss reserves, reduction in deposit levels necessitating increased borrowing to fund loans and investments, asset quality issues; the passing of adverse government regulation, and the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired or further impaired; as well as the other risks and uncertainties detailed in Boston Private’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Boston Private does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses, and select institutions through its three functional segments, Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2008. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In February of 2008, the Company acquired a 70.1% share of DTC. In 2007 the Company acquired Charter, increased its equity interest in BOS to a majority interest, and decreased its ownership in Sand Hill from 100% ownership to 76%. The financial results of these entities have had an impact on our results of operations for the first quarter of 2008, and should be considered in comparing the Company’s results of operations for the first quarter of 2008 to the first quarter of 2007. The following table provides additional detail for these transactions.

Name of Acquisition	Acquisition/ Consolidation Date	Total Assets at Acquisition/ Consolidation	Assets under Management and Advisory at Acquisition/ Consolidation
DTC	February 1, 2008	$0.9 Million	$0.9 Billion
BOS	August 1, 2007	$5.5 Million	$2.0 Billion
Charter	July 1, 2007	$316.1 Million	$—

During the first quarter of 2008, through growth in the Company’s organic business efforts, the acquisitions and consolidations noted above, and the repurchase of a portion of the Company’s 3% Contingent Convertible Notes due 2027 (the “Notes”), the Company earned revenues of $117.3 million, an increase of 28% over revenues of $92.0 million for the same period in 2007. Total operating expenses, including minority interest, were $102.3 million for the first quarter of 2008, a 45% increase over total operating expenses of $70.5 million, for the same period in 2007. The Company reported a net loss for the first quarter of 2008 of $(9.8) million, or $(0.26) per diluted share, as compared to net income for the first quarter of 2007 of $13.1 million, or $0.34 per diluted share.

The items that negatively impacted the Company’s results in the first quarter 2008 include the increase in the Company’s provision for loan losses, and the preliminary non-cash goodwill impairment charge at FPB. Both were offset by the gains on the repurchase of the “Notes” and the organic growth at the Company’s fee based segments.

In the first quarter of 2008, the Company’s provision for loan losses increased $18.5 million, to $19.6 million, compared to $1.2 million for the same period in 2007. 67%, or $12.3 million of the increase was at FPB, the Company’s Southern California bank. The increase at FPB is almost entirely related to the bank’s construction and land loan portfolio and was in large part due to the rapid downturn in the real estate market, primarily in the Inland Empire region of Southern California. 24%, or $4.4 million, of the increase was at Gibraltar, the Company’s Southern Florida bank. The increase at Gibraltar was primarily driven by the overall deterioration in the Southern Florida economy and the increase in the amount of classified loans in that region.

Primarily due to the rapid downturn in the real estate market in the Inland Empire of Southern California, FPB experienced a large increase in non-performing and adversely classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-performing loans has reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events, which primarily occurred late in the first quarter of 2008, constituted a “triggering event” which required immediate goodwill impairment testing as required by FAS 142. Based on the analysis the Company preliminarily determined that an estimated $20.6 million impairment charge was required to reduce the goodwill at FPB. The valuation analysis is anticipated to be completed in the second quarter of 2008. Any necessary adjustments, to the preliminary expense will be made in the second quarter of 2008. See “Critical Accounting Policies” for additional information.

During the first quarter of 2008, the Company repurchased $107.5 million of its Notes generating a net gain of approximately $6.7 million, or $0.18 per diluted earnings per share. To make the repurchases, the Company used cash received from the repayment of certain intercompany notes which were previously made to certain affiliate banks (the “Banks”) with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. As a result of the repurchase the Company expects to reduce interest expense and increase the net interest margin. In the aggregate the Banks expect to realize a benefit of reduced cost of funding on the $107.5 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

The Company’s Private Banking segment reported a net loss of $16.8 million in the first quarter of 2008 compared to net income of $11.8 million for the same period in 2007. Although the Company’s Private Banks were negatively impacted by the increased provisions for loan losses and the first quarter 2008 preliminary non-cash goodwill impairment charge, revenue growth for the segment was 17% compared to prior year. Private Banking revenues for the first quarter 2008 were $65.1 million, or 59% of total segment revenues. The increase in revenues is driven by increased net interest income due to increased volumes on interest earning assets and lower cost of funds on interest bearing liabilities, an increase in the Banks’ investment management and trust revenues, and an increase in other banking fees. Total expenses at the Private Banks increased $26.3 million, or 72%, to $63.1 million, compared to $36.8 million for the same period in 2007. $20.6 million, or 78%, of the increase, was driven by the non-cash goodwill impairment charge. Other drivers include increased salaries and benefits and increased FDIC insurance premium expenses. Assets Under Management (“AUM”) for the Private Banks, increased 13%, or $547 million compared to the same period in 2007 to $4.7 billion.

The Company’s Investment Management segment reported net income of $5.9 million, in the first quarter of 2008 compared to net income of $5.6 million for the same period a year ago. Investment Management revenues for the first quarter 2008 were $32.4 million, or 29% of total segment revenues. The Investment Managers’ AUM grew approximately 2% compared to the same period in 2007, resulting in revenue growth of $0.9 million, or 3%. AUM growth was impacted by both market depreciation and client attrition. Total expenses at the Investment Management firms increased $0.4 million, or 2% to $22.1 million, compared to $21.7 million for the same period a year ago. This increase was primarily driven by increases in salaries and benefits, and in professional fees, offset by the decrease in the intangible asset amortization expense. AUM at March 31, 2008, for the Investment Managers, were $20.8 billion, a decrease of $2.3 billion from December 31, 2007, of which 85% was attributable to market depreciation.

The Company’s Wealth Advisory segment reported net income of $1.5 million in the first quarter of 2008 compared to net income of $0.7 million for the same period a year ago. Wealth Advisory revenues for the first quarter of 2008 were $12.6 million, or 12% of total segment revenues. Revenues increased $5.2 million, or 69%, in the first quarter of 2008 compared to the same period in 2007. 84%, or $4.4 million, of the increase is driven by the acquisition and consolidation of DTC and BOS, respectively. Total expenses, at the Wealth Advisory firms, increased $3.8 million, or 60%, to $10.0 million, compared to $6.3 million for the same period a year ago. 98%, or $3.7 million, of the increase is attributed to the acquisition and consolidation of DTC and BOS. AUM at March 31, 2008 for the Wealth Advisors were $9.8 billion, an increase of $750 million from December 31, 2007, which included the acquired AUM of DTC of $908 million.

The tax expense for the first quarter of 2008 was $5.2 million, as compared to $7.3 million for the same period of 2007. The effective tax rate for the first quarter of 2008 is not consistent with the Company’s 2007 quarterly effective tax rate due to the non-deductible goodwill impairment charge of $20.6 million, and the $0.8 million reduction in the reserve. See Part I, Item I “Notes to Unaudited Consolidated Financial Statements Note 9: Income Taxes” for further detail.

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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment

Acquisitions are accounted for using the purchase method of accounting whereby assets acquired and liabilities assumed are recorded at their fair value. Identifiable intangible assets acquired are primarily comprised of investment management advisory contracts and core deposit intangibles. The values of these intangible assets were estimated using valuation techniques primarily based on discounted cash flow analysis. The recognized intangible is then amortized over the period the assets are expected to contribute to the cash flows of the Company which is considered to be its useful life. The intangible assets are amortized using either an accelerated method or the straight-line method based upon the projected cash flows the Company will receive.

Intangible assets with finite lives are subject to impairment tests in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Assets under management are analyzed to determine if there has been significant outflows since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment is recognized if the carrying value exceeds the sum of the undiscounted expected future cash flows from the intangible assets. The impairment loss is then based on the difference between the carrying value of the intangible and its estimated fair value.

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

Goodwill is recognized in an acquisition where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events or changes in circumstances that indicate impairment is probable and at least annually in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Goodwill is tested at the affiliate partner level which is one level below our operating segments. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007. Goodwill was reviewed during the fourth quarter of 2007 using a combination of discounted cash flow analysis and market multiples. Other than an impairment loss at Gibraltar which was discussed in Note 11 in the Company’s 2007 Annual Report on Form 10-K, it was determined that the estimated fair value exceeded the carrying value for each affiliate and no impairment was recognized.

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

FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. As a result, FPB experienced a large increase in non-performing and adversely classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-performing loans has reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events, which primarily occurred late in the first quarter of 2008, constituted a “triggering event” which required immediate goodwill impairment testing as required by FAS 142.

The Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB is impaired. The fair value used in step one, was determined using an income approach and a market approach each weighted equally. The income approach utilized a two stage dividend discount model which was based on the expectation that the Southern California economy will remain depressed throughout 2008 and 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 7.3% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 4.5% and the cash flows were discounted at a 12.3% discount rate. The market multiples were determined using the price to earnings multiples of public banks in the Southern California region that were of a comparable size. The step one analysis determined that the goodwill at FPB is impaired. As a result, the Company has initiated a step two valuation to determine the amount of goodwill impairment expense to record. Due to the timing of the impairment assessment, the Company believes that an impairment loss is probable and can be reasonably estimated. The significant estimates that management made for the step two estimate were the value of the fixed rate loan portfolio and the core deposit intangibles. The fixed rate loans were valued as of March 31, 2008 based on a fair value analysis prepared as of December 31, 2007. Although there have been significant changes in interest rates during the first quarter of 2008, the Company believes that this valuation is a good proxy of a valuation as of March 31, 2008. The core deposit intangibles were valued based on the ratio of the core deposit intangible to core deposits at the time of acquisition applied to core deposits at March 31, 2008. The Company will finalize the step two valuation and make any adjustment necessary to the preliminary goodwill impairment expense of $20.6 million already recorded, in the second quarter of 2008.

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

At March 31, 2008, the allowance for loan losses increased $18.0 million, or 25%, to $89.0 million compared to $71.0 million at December 31, 2007. This increase reflects the higher level of non-performing, past-due, and classified loans as well as continued growth in the loan portfolio.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that is based on the expected term of the option, the expected volatility, dividend yield, risk free rate and the exercise price. The Black-Scholes model is most sensitive to changes in the expected volatility and expected term. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers and other factors. The Company uses historical data to estimate employee option exercise behavior, and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the requisite service period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, are amortized over the period until the employee becomes retirement eligible.

The Company’s stock option grant took place in the first quarter of 2008 and approximately 150 thousand options were issued to employees with a strike price of $20.37. Those options were valued at approximately $6.78 per option, based on an expected term of approximately 6.5 years and a 36% volatility. Stock compensation in the first quarter from this option grant was $0.04 million while total expense for the three months ended March 31, 2008 from stock options granted in 2008 and previous years was $1.2 million. Stock compensation expense in the first quarter of 2008 from grants of restricted stock amounted to $0.6 million. Restricted stock awards are valued based on the closing pricing of the Company’s common stock on the date of grant and amortized over the term the award is restricted.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for deferred tax assets at March 31, 2008, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not that the balance of deferred tax assets at March 31, 2008 is realizable and no valuation allowance is needed.

The Company estimated the quarterly income tax on actual earnings to date. See Part I, Item I “Notes to Unaudited Consolidated Financial Statements Note 9: Income Taxes” for further detail.

Financial Condition

Total Assets. Total assets increased $70.9 million, or 1%, to $6.9 billion at March 31, 2008 from $6.8 billion at December 31, 2007. This increase was primarily driven by organic growth in loans which were funded by either additional Federal Home Loan Bank borrowings or increased average deposits.

Investments. Total investments (consisting of investment securities available-for-sale and held-to-maturity) increased $2.5 million, or less than 1% to $673.1 million, or 10% of total assets, at March 31, 2008, from $670.5 million, or 10% of total assets, at December 31, 2007. The Banks acquire securities for various purposes such as providing a source of income through interest income, or subsequent sale of the securities, liquidity, collateral, and to manage interest rate and liquidity risk.

The following table is a summary of investment securities:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
At March 31, 2008
Available-for-sale securities at fair value:
U.S. Government	$11,502	$62	$—	$11,564
U.S. Agencies	332,603	3,559	(7)	336,155
Corporate bonds	19,933	88	(6)	20,015
Municipal bonds	231,310	4,948	(34)	236,224
Mortgage-backed securities	47,902	746	(98)	48,550
Other	5,387	59	(136)	5,310

Total	$648,637	$9,462	$(281)	$657,818

Held-to-maturity securities at amortized cost:
U.S. Government	$5,699	$162	$—	$5,861
U.S. Agencies	1,999	2	—	2,001
Mortgage-backed securities	5,953	69	(4)	6,018
Other	1,593	—	(10)	1,583

Total	$15,244	$233	$(14)	$15,463

At December 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$12,168	$28	$—	$12,196
U.S. Agencies	325,986	1,429	(102)	327,313
Corporate bonds	27,145	14	(147)	27,012
Municipal bonds	230,586	2,207	(177)	232,616
Mortgage-backed securities	52,293	884	(177)	53,000
Other	5,371	69	(134)	5,306

Total	$653,549	$4,631	$(737)	$657,443

Held-to-maturity securities at amortized cost:
U.S. Government	$3,237	$96	$—	$3,333
U.S. Agencies	1,993	—	(1)	1,992
Mortgage-backed securities	6,263	7	(12)	6,258
Other	1,590	—	(10)	1,580

Total	$13,083	$103	$(23)	$13,163

Loans. Total portfolio loans increased $122.8 million, or 2%, to $5.4 billion, or 78% of total assets, at March 31, 2008, from $5.3 billion, or 77% of total assets, at December 31, 2007. This increase was primarily driven by organic growth of commercial and residential loans which increased $71.0 million, or 2%, and $30.6 million, or 2%, respectively.

The following table is a summary of the Private Banking loan portfolio concentrations by geography. The concentration of the Private Banking loan data is based on the location of the lender. The table does not include loans from the Holding Company to certain principles of the Company’s affiliate partners or loans at the Company’s nonbanking segments.

	March 31, 2008	December 31, 2007
Commercial and Construction Loans:
New England	$1,008,392	$985,234
Northern California	875,306	844,428
Southern California	536,141	526,823
South Florida	611,440	608,441
Pacific Northwest	222,826	218,117

Total Commercial and Construction Loans	$3,254,105	$3,183,043

Residential Mortgage Loans:
New England	$1,040,972	$1,022,155
Northern California	169,810	152,417
Southern California	10,826	12,763
South Florida	546,828	553,356
Pacific Northwest	27,378	24,526

Total Residential Mortgage Loans	$1,795,814	$1,765,217

Home Equity and Other Consumer Loans:
New England	$57,047	$55,802
Northern California	58,443	50,700
Southern California	13,560	4,204
South Florida	193,578	191,820
Pacific Northwest	3,716	4,164

Home Equity and Other Consumer Loans	$326,344	$306,690

Total Private Banking Loans	$5,376,263	$5,254,950

The following table is a summary of the Private Banking credit quality data geography. The concentration of the Private Banking credit quality data is based on the location of the lender.

	March 31, 2008	December 31, 2007
Allowance for Credit Losses: (1)
New England	$24,375	$24,131
Northern California	$12,559	$12,111
Southern California	$38,661	$25,695
South Florida	$16,330	$12,406
Pacific Northwest	$3,175	2,704

Classified Loans
New England	$11,348	$12,807
Northern California	—	—
Southern California	$145,105	$80,499
South Florida	$34,476	$25,559
Pacific Northwest	$6,641	$1,236

Non-accrual Loans:
New England	$7,240	$7,390
Northern California	$479	—
Southern California	$51,197	$26,725
South Florida	$20,447	$18,508
Pacific Northwest	$5,704	—

Net Loans Charged-off for the Three Months Ended:
New England	$1,005	$4
Northern California	$15	$10
Southern California	$592	—
South Florida	$75	$480
Pacific Northwest	—	$12

(1)	The allowance for loan losses and the reserve for unfunded loan commitments, when combined, are referred to as the allowance for credit losses.

Risk Elements. The Company’s non-performing assets increased $32.7 million, or 61%, to $86.5 million or 1.26% of total assets, at March 31, 2008, from $53.8 million, or 0.79% of total assets, at December 31, 2007. Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

Total non-accrual loans at March 31, 2008 were $85.1 million, an increase of $32.4 million, or 62%, from $52.6 million at December 31, 2007. 75%, or $24.5 million, of the increase accrual was due to additional non-accrual loans at FPB. 17%, or $5.7 million, of the increase accrual was due to additional non-accrual loans at Charter. FPB’s and Charter’s non-accrual loans are primarily construction and land development. The non-accrual loans at FPB are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. A decline in market values of the collateral for the non-accrual loans could result in additional future expense depending on the timing and severity of the decline.

OREO consists of two properties with a carrying value of $0.9 million at March 31, 2008, an increase of $0.2 million from December 31, 2007. The increase was due to one additional property at Gibraltar.

The Company has one repossessed asset with a carrying value of $0.5 million at March 31, 2008. The Company expects to dispose of this asset without additional loss.

At March 31, 2008, loans with an aggregate balance of $25.7 million, or 0.48% of total loans, were 30-89 days past due, an increase of $3.4 million, or 15%, as compared to $22.4 million at December 31, 2007. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of March 31, 2008 or December 31, 2007.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks’ locations, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Company. At March 31, 2008, the Company had classified loans of $197.6 million, an increase of $77.5 million, or 65%, as compared to $120.1 million at December 31, 2007. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $101.5 million as of March 31, 2008, an increase of $51.5 million, or 103%, as compared to $50.0 million at December 31, 2007. 83%, or $64.6 million, of the increase in classified loans was at FPB. 12%, or $8.9 million of the increase in classified loans was at Gibraltar. The increase in classified loans at FPB and Gibraltar was primarily due to deteriorating real estate and economic conditions in certain areas where the banks conduct business.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2008, the allowance for credit losses totaled $95.1 million and was comprised of the allowance for loan losses of $89.0 million and the reserve for unfunded loan commitments of $6.1 million. The allowance for credit losses increased $18.1 million, or 23%, from December 31, 2007. This increase reflects the higher level of non-performing, past-due, and classified loans as well as continued growth in the loan portfolio. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the Three Months Ended March 31,
	2008	2007
	(In thousands)
Ending gross loans	$5,382,691	$4,458,957

Allowance for loan losses, beginning of period	70,992	43,387
Provision for loan losses	19,648	1,176
Charge-offs	(1,768)	(10)
Recoveries	81	2

Allowance for loan losses, end of period	$88,953	$44,555

Reserve for unfunded loan commitments, beginning of period	$6,055	$5,585
Provision for unfunded loan commitments	92	163

Reserve for unfunded loan commitments, end of period	$6,147	$5,748

Allowance for credit losses, end of period	$95,100	$50,303

Allowance for loan losses to ending gross loans	1.65%	1.00%
Allowance for credit losses to ending gross loans	1.77%	1.13%

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks (“FHLB”) and Bankers Bank increased $6.1 million, or 12%, to $55.5 million at March 31, 2008 from $49.4 million at December 31, 2007. The increase was driven by the increased level of advances in FHLB Borrowings to fund portions of the Banks’ loan growth and to fund the repayment of other long-term debt. As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill decreased $19.1 million, or 6% to $330.7 million at March 31, 2008 from $349.9 million at December 31, 2007. The decrease is driven by the $20.6 million preliminary impairment loss recognized at FPB. FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. As a result, FPB experienced a large increase in non-performing and adversely classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-performing loans has reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events, which primarily occurred late in the first quarter of 2008, constituted a “triggering event” which required immediate goodwill impairment testing as required by FAS 142.

The Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB is impaired. As a result, the Company has initiated a step two valuation to determine the amount of goodwill impairment expense to record. Due to the timing of the impairment assessment, the Company believes that an impairment loss is probable and can be reasonably estimated. The Company will finalize the step two valuation and make any adjustment necessary in the second quarter of 2008 to the preliminary goodwill impairment expense of $20.6 million recorded in the first quarter of 2008. The fair value used in step one, was determined using an income approach and a market approach each weighted equally.

The decrease in goodwill was slightly offset by the additional goodwill acquired in the DTC acquisition on February 1, 2008 and the additional goodwill resulting from the Company’s January 1, 2008 approximately 3% ownership increase in BOS.

Intangible Assets. Intangible assets increased $0.6 million, or less than 1% to $108.9 million at March 31, 2008 from $108.4 million at December 31, 2007. The increase is driven by the intangibles recorded as a result of the DTC acquisition and increased ownership in BOS. The increase was offset by the amortization recorded in the first three months of 2008.

Deposits. The Company experienced a decrease in total deposits of $4.7 million, or less than 1%, to $4.4 billion, or 63% of total assets, at March 31, 2008, from $4.4 billion, or 64% of total assets, at December 31, 2007. The decrease in deposits is primarily driven by the competitive pressures in several of the Company’s markets, particularly in the New England and Pacific Northwest regions. The following table shows the composition of our deposits at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$816,770	18.7%	$758,696	17.3%
NOW	419,577	9.6	431,927	9.9
Savings	251,239	5.7	256,803	5.9
Money market	1,770,284	40.6	1,794,366	41.0
Certificates of deposit under $100,000	210,058	4.8	187,341	4.3
Certificates of deposit $100,000 or greater	902,451	20.6	945,968	21.6

Total	$4,370,379	100.0%	$4,375,101	100.0%

Borrowings. Total borrowings (consisting of FHLB borrowings, federal funds purchased, junior subordinated debentures, securities sold under agreements to repurchase (“repurchase agreements”), and other short and long-term debt) increased $109.2 million, or 7%, to $1.7 billion at March 31, 2008 from $1.6 billion at December 31, 2007. FHLB borrowings (net of unamortized fair valuation adjustments) increased $151.4 million, or 18%. The increase in FHLB borrowings was used to repay a portion of other long-term debt and to fund a portion of loan growth. Repurchase agreements and other short-term borrowings decreased $19.1 million, or 7%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature. Federal funds purchased increased $84.4 million. Federal funds purchased provide short-term liquidity to the Banks and balances vary on a daily basis based on liquidity. Junior subordinated debentures and other long-term debt decreased $107.5 million or 21%, to $418.1 million at March 31, 2008 from $525.6 million at December 31, 2007. The decrease in long-term debt of $107.5 million was the result of the Company repurchasing a portion of its Notes outstanding in the first quarter of 2008. Due to the decline in interest rates since the Notes were issued, the Company was able to replace the Notes with lower cost funding. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $11.3 million.

Other liabilities. Other liabilities decreased $39.1 million, or 27%, to $108.5 million at March 31, 2008 from $147.6 million at December 31, 2007. The decrease is due to the payments on the 2007 accrued compensation, the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2008 pursuant to the terms of the acquisition agreement.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At March 31, 2008, consolidated cash and cash equivalents and securities available-for-sale amounted to $824.4 million, or 12% of total assets of the Company. This compares to $843.9 million, or 12% of total assets, at December 31, 2007.

Effective January 1, 2008, the Corporation adopted FASB Statement No. 157 and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in FAS 157. As noted in Part I, Item I “Notes to Unaudited Consolidated Financial Statements Note 5: Fair Value Measurements”, a majority of our fair value measurements utilize Level 2 inputs. Our Level 2 financial instruments consist primarily of available for sale debt securities. These debt securities were initially valued at their transaction price and subsequently valued based on reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events. Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.

Liquidity at the Holding Company should also be considered separately from the consolidated liquidity as there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends from its affiliate partners, and access to the money and capital markets. The Holding Company also has a $75 million committed line of credit with unaffiliated banks. The purpose of the line of credit is to provide short-term working capital to the Company and its subsidiaries, if necessary. In January 2008, the Company entered into a new $75 million line of credit to replace the facility in place as of December 31, 2007, which by its terms had expired. As of March 31, 2008 the Company has $3.0 million outstanding under the line of credit and paid off the balance in full in April of 2008. The Company has received waivers of certain covenant violations under the line of credit. However, the Company intends to renegotiate the agreement with the banks for future use and will not access the current line without the banks’ consent until such time as the agreement is modified. The Company does not anticipate that any inability to access the line of credit will have a material adverse effect upon its liquidity. Although the cost of borrowing under the line of credit, if it were available, would be lower than the cost of accessing the capital markets to issue additional common stock, it may be necessary to raise capital to meet regulatory requirements.

In addition, at March 31, 2008, the Holding Company has $106.5 million of 4.20% fixed rate notes receivable from Boston Private Bank and Gibraltar, due July, 2009. In the second quarter of 2008, Boston Private Bank and Gibraltar repaid $86.5 million of the intercompany notes.

At March 31, 2008, the estimated cash payments accrued under deferred purchase obligations was approximately $1.1 million which is to be paid in 2008 and 2009. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM.

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

The Company is required to pay interest quarterly on its junior subordinated debentures and other long-term debt. The estimated cash outlay for the interest payments in 2008 is approximately $21.3 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in 2008 for dividends to shareholders will be approximately $15.3 million.

The Company may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company believes that the subsidiaries are well capitalized, and the Banks also have access to borrowings from the Federal Reserve Bank and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital Resources

The Company’s stockholders’ equity at March 31, 2008 was $668.0 million, or 10% of total assets, compared to $662.5 million, or 10% of total assets at December 31, 2007. The increase in stockholders’ equity in the first quarter of 2008 was the result of common stock issued for acquisitions, including contingent payments, proceeds from options exercised including tax benefits, if any, common stock issued in connection with stock grants to employees, stock issued in connection with the Company’s employee stock purchase plan, and the change in accumulated other comprehensive income. These increases were partially offset by the current period net loss and dividends paid to stockholders.

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

As previously disclosed, the FDIC has completed its examination of FPB. To date, no supervisory action has been imposed by the FDIC.

As of March 31, 2008, the Company meets the Federal Reserve requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action and the Banks meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized. The Company contributed $19.5 million of additional capital to FPB. The amount of the capital contribution was intended to bring FPB’s total risk based capital ratio above 10%.

The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2008:
Total risk-based capital
Company	$557,999	11.19%	$399,043	>8.0%	$498,804	>10.0%
Boston Private Bank	209,099	11.10	150,729	8.0	188,411	10.0
Borel	121,390	10.82	89,764	8.0	112,205	10.0
FPB	63,307	11.14	45,469	8.0	56,836	10.0
Gibraltar	119,970	11.23	85,491	8.0	106,864	10.0
Charter	33,214	12.34	21,539	8.0	26,924	10.0
Tier I risk-based
Company	488,262	9.79	199,522	4.0	299,282	6.0
Boston Private Bank	185,537	9.85	75,364	4.0	113,046	6.0
Borel	108,829	9.70	44,882	4.0	67,323	6.0
FPB	55,837	9.82	22,735	4.0	34,102	6.0
Gibraltar	106,584	9.97	42,746	4.0	64,118	6.0
Charter	30,039	11.16	10,770	4.0	16,154	6.0
Tier I leverage capital
Company	488,262	7.47	261,523	4.0	326,904	5.0
Boston Private Bank	185,537	6.57	112,924	4.0	141,155	5.0
Borel	108,829	9.26	47,027	4.0	58,784	5.0
FPB	55,837	8.60	25,958	4.0	32,448	5.0
Gibraltar	106,584	7.62	55,965	4.0	69,956	5.0
Charter	30,039	9.22	13,031	4.0	16,289	5.0

As of December 31, 2007:
Total risk-based capital
Company	$535,525	10.84%	$395,263	>8.0%	$494,079	>10.0%
Boston Private Bank	202,392	10.87	149,000	8.0	186,251	10.0
Borel	117,309	10.76	87,223	8.0	109,029	10.0
FPB	49,203	8.90	44,222	8.0	55,278	10.0
Gibraltar	118,049	11.00	85,815	8.0	107,269	10.0
Charter	32,465	11.92	21,788	8.0	27,235	10.0
Tier I risk-based
Company	465,285	9.42	197,632	4.0	296,448	6.0
Boston Private Bank	179,100	9.62	74,500	4.0	111,750	6.0
Borel	105,198	9.65	46,612	4.0	65,418	6.0
FPB	42,061	7.61	22,111	4.0	33,167	6.0
Gibraltar	105,643	9.85	42,908	4.0	64,361	6.0
Charter	29,761	10.93	10,894	4.0	16,341	6.0
Tier I leverage capital
Company	465,285	7.28	255,734	4.0	319,668	5.0
Boston Private Bank	179,100	6.54	109,567	4.0	136,959	5.0
Borel	105,198	9.14	46,028	4.0	57,535	5.0
FPB	42,061	7.14	23,576	4.0	29,469	5.0
Gibraltar	105,643	7.53	56,122	4.0	70,152	5.0
Charter	29,761	8.91	13,359	4.0	16,698	5.0

Results of Operations for the Three Months Ended March 31, 2008

Net (Loss)/ Income. The Company recorded a net loss of $(9.8) million, or $(0.26) per diluted share for the quarter ended March 31, 2008 compared to net income of $13.1 million, or $0.34 per diluted share, for the quarter ended March 31, 2007. The decline in net income is primarily due to the increase in the Company’s provision for loan losses, and the non-cash goodwill impairment charge at FPB.

Net Interest Income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. For the first quarter of 2008, net interest income was $49.7 million, an increase of $6.3 million, or 15%, compared to the same period of 2007. The $6.3 million increase in net interest income is the result of $6.0 million in increased business volumes (change in average balance multiplied by the prior year average rate) and $0.3 million from rate changes (change in average interest rate multiplied by the prior year average balance) net. The Company’s net interest margin was 3.32% for the first quarter of 2008, a decrease of 19 basis points compared to the same period of 2007 and a decrease of 7 basis points on a linked quarter basis. The decrease in the first quarter, compared to the same period last year, is primarily attributable to the decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008 and the increased non non-performing assets in 2008. Due to the competitive market for deposits, the Banks were not able to reduce interest rates on deposits enough to offset the decrease in loan rates. In addition, the additional non-performing assets in 2008 contributed to the decline in the net interest margin.

The following table sets forth the composition of the Company’s net interest margin on a FTE basis for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$389,568	$4,116	4.23%	$243,861	$2,737	4.49%
Non-taxable investment securities	232,023	3,290	5.67	231,727	2,888	4.98
Mortgage-backed securities	50,371	605	4.81	35,532	357	4.02
Federal funds sold and other	212,324	2,037	3.81	179,970	2,347	5.22
Loans(2)
Commercial and construction	3,142,400	55,657	7.02	2,540,403	49,128	7.74
Residential mortgage	1,798,327	27,599	6.14	1,588,980	22,834	5.75
Home equity and other consumer	317,033	5,287	6.59	265,736	5,181	7.77

Total loans	5,257,760	88,543	6.69	4,395,119	77,143	7.02
Total earning assets	6,142,046	98,591	6.38	5,086,209	85,472	6.72
Interest-bearing liabilities:
Deposits	$3,628,360	$29,573	3.28%	$3,313,434	$28,912	3.54%
Borrowed funds	1,744,378	17,481	3.98	975,446	11,541	4.73

Total interest-bearing liabilities	5,372,738	47,054	3.51	4,288,880	40,453	3.81
Net interest income		$51,537			$45,019
Interest rate spread			2.87%			2.91%
Net interest margin			3.32%			3.51%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.9 million and $1.6 million for 2008 and 2007, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income increased $12.9 million, or 15%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of increases in interest income on loans and investments.

Interest income on commercial and construction loans increased $6.4 million, or 13%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 24% increase in average balances partially offset by a 72 basis point decrease in the average yield. The increase in the average balance of commercial loans of $602.0 million was due to organic growth of the loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decrease in the yield was primarily due to the declining short-term interest rate environment and the majority of loan rates based on the Prime rate or the London Interbank Offered Rate “LIBOR”. In addition, the additional non-performing assets in 2008 contributed to the decline.

Interest income on residential mortgage loans increased $4.8 million, or 21%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 13% increase in average balances and a 39 basis point increase in the average yield. The increase in the average balance of residential loans of $209.3 million was due to the organic growth of the loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The increase in the yield was primarily due to the adjustable rate mortgage (“ARM”) loans repricing or modifying at a higher rate.

Interest income on consumer and other loans increased $0.1 million, or 2%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 19% increase in average balances partially offset by a 118 basis point decrease in the average yield. The increase in the average balance of consumer and other loans was due to organic growth of the loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decrease in the yield was primarily due to the majority of home equity loan rates based on the Prime rate which decreased 300 basis points from March 31, 2007 to March 31, 2008.

Investment income increased $1.6 million, or 22%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 28% increase in average balances partially offset by a 28 basis point decrease in the average yield. The increase in the average balance was due to the acquisition of Charter and increased liquidity. The decline in the average yield was primarily due to investments maturing at higher rates and reinvested at the lower current market price. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $6.6 million, or 16%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of increases in the average balances outstanding of deposit and borrowings, partially offset by the decrease in rates paid on deposits and borrowings.

Interest paid on deposits increased $0.7million, or 2%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a $314.9 million, or 10%, increase in the average balance, partially offset by a 26 basis point, or 7%, decrease in the average rate paid. The increase in the average balance of deposits was primarily related to the acquisition of Charter and to a lesser extent, organic growth of deposits at the Banks. The decrease in the average rates paid was primarily due to the banks ability to lower interest rates on deposits due to the decline in short-term rates in the fourth quarter of 2007 and the first quarter of 2008.

Interest paid on borrowings increased $5.9 million, or 52%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a $768.9 million, or 79%, increase in average balance, partially offset by a 75 basis point, or 16%, decrease in the average rate paid. The increase in the average balance of borrowings was due to the additional FHLB borrowings used to fund a portion of the loan portfolio growth, borrowings used to fund the Charter acquisition, and borrowings to repurchase a portion of the Company’s outstanding common stock.

Provision for Loan Losses. The provision for loan losses increased $18.5 million in the first quarter of 2008 compared to the first quarter of 2007. 67%, or $12.3 million, of the increase in the provision is due to FPB, the Company’s banking affiliate in Southern California. The increase in provision at FPB is related almost entirely to the bank’s construction and land development portfolio which has been severely impacted by the recent rapid decline in values. As a result, FPB has seen a substantial increase in non-accrual and adversely classified loans. 24%, or $4.4 million, of the increase is due to Gibraltar, the Company’s banking affiliate in Southern Florida. The increase in the provision at Gibraltar was primarily due to the slowing real estate economy. Other drivers of the increase include the increase in the unallocated portion of the allowance for loan losses, continued loan growth and the acquisition of Charter. The provision for loan losses is also impacted by the mix and amount of loans classified as special mention, substandard, doubtful or loss. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $1.7 million during the first quarter of 2008 compared to $0.008 million for the first quarter of 2007.

Fees and Other Income. Total fees and other income increased $19.0 million, or 39%, in the first quarter of 2008 compared to the first quarter of 2007. 60%, or $11.3 million, of the increase was due to the gains on the repurchase of the Notes. Other drivers include increases in investment management and trust fees, and wealth advisory fees.

Investment management and trust fees increased $2.7 million, or 7%, in the first quarter of 2008 compared to the first quarter 2007. $1.6 million, or 58%, of the increase was driven by the Company’s Investment Management segment, and $1.1 million, or 42%, of the increase was driven by the Company’s Private Banking segment. These increases are primarily driven by the $887.0 million, or 4% increase in AUM at both the Banks and Investment Managers. Management fees for our Banks and Investment Managers are typically calculated based on a percentage of AUM. Approximately 26% of the Company’s first quarter 2008 investment management and trust fees were calculated based on the December 31, 2007 market value ending AUM, the remaining 74% of the Company’s investment management and trust fees were calculated based on the March 31, 2008 market value ending AUM. The Company’s fees on AUM are affected by the timing of net new business flows, as well as the equity and bond markets.

Wealth advisory fees increased $5.1 million, or 71%, in the first quarter of 2008 compared to the first quarter of 2007. 85% or $4.4 million, of the increase is due to the acquisition and consolidation of DTC and BOS, respectively. Other drivers include increases in the number of client relationships and increased fee structure. Assets under advisory managed by the Wealth Advisors increased $3.3 billion, or 51% from the first quarter 2007 to the first quarter 2008. This increase is driven by the year over year growth in AUM and the acquisition and consolidated of DTC and BOS, respectively.

The Company reported a gain on the retirement of debt of $11.3 million. During the first quarter of 2008, the Company repurchased $107.5 million of its Notes. To fund the repurchases, the Company used cash received from the repayment of certain intercompany loans which were previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. As a result of the repurchase the Company expects to reduce interest expense and increase the net interest margin. In the aggregate, the Banks expect to realize a benefit of reduced cost of funding on the $107.5 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

Operating Expenses and Minority Interest. Total operating expenses, including impairment of goodwill and minority interest increased $31.9 million, or 45%, in the first quarter of 2008 compared to the first quarter of 2007. 65% or $20.6 million, of the increase was due to the preliminary goodwill impairment charge at FPB, the Company’s Southern California bank. 20% or $6.4 million, of the increase was due to the acquisitions and consolidation occurring after March 31, 2007. Other drivers include increases in salaries and benefits, occupancy and equipment and increases in professional fees.

Salaries and benefits, the largest component of operating expenses, increased $6.2 million, or 13%, in the first quarter 2008 compared to the first quarter 2007. 63%, or $3.9 million, of the increase was due to the acquisitions and consolidation occurring after March 31, 2007. Other drivers include increases in employees, as well as normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $1.1 million, or 13%, in the first quarter of 2008 compared to the first quarter of 2007. 57% or $0.6 million, of the increase was due to the acquisitions and consolidation occurring after March 31, 2007. Other drivers include the opening of a new banking office on the east coast and increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses increased $1.8 million, or 55%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of increased legal and accounting fees. Increases in legal fees were driven by increased services related to the re-equitization of Westfield, as well as additional services relating to disclosure requirements based on the Company’s new segment reporting structure. Increases in accounting fees are primarily driven by the increased internal audits and compliance outsourcing.

Income Tax Expense. The tax expense for the first quarter of 2008 was $5.2 million, as compared to $7.3 million for the same period of 2007. The effective tax rate for the first quarter of 2008 is not consistent with the Company’s 2007 quarterly effective tax rate due to the non-deductible goodwill impairment charge of $20.6 million, and the $0.8 million reduction in the reserve. See Part I, Item I “Notes to Unaudited Consolidated Financial Statements Note 9: Income Taxes” for further detail.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk described in Item 7A—Interest Rate Sensitivity and Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer, President, and Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based on such evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive

Officer, President, and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of March 31, 2008 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. Specifically, there was one material weakness disclosed regarding the goodwill and intangible assets impairment analysis process, and there were two material weaknesses disclosed regarding FPB’s policies and procedures over its construction and development lending portfolio to ensure that loan impairments were recognized appropriately.

In connection with the rules regarding disclosure and control procedures, we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and are making changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Change in internal controls over financial reporting.

As disclosed in the Item 9.A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management has begun to implement a comprehensive plan to remedy the material weaknesses (the “Remediation Plan”). Management intends to fully implement the Remediation Plan by year-end.

In furtherance of the Remediation Plan, the following changes in the Company’s internal controls over financial reporting have occurred during or will occur following the quarter ended March 31, 2008 with respect to the goodwill and intangible assets impairment analysis:

•

Management is in the process of fully implementing the additional layer of quality review to ensure that there are separate layers of review over the preparer and initial reviewer; has increased the standards for documentation such that inputs and assumptions are supported by detailed analysis and underlying data; and has implemented revised timelines for delivery of such analysis for review. Given the nature and timing of impairment testing, which occurs at least annually, management continues to implement impairment testing enhancements.

In furtherance of the Remediation Plan, the following changes in the Company’s internal controls over financial reporting have occurred during or will occur following the quarter ended March 31, 2008 with respect to the two material weaknesses at FPB:

•

FPB has made several key changes within senior management, including the addition of a new Interim Chief Executive Officer, a new Interim Chief Credit Officer and two new members of the Board of Directors at FPB. Management continues to search for a permanent CEO. FPB has also hired a new, permanent CCO who will work alongside the interim CCO for a period of time while the role is in transition.

•

FPB’s Board of Directors has retained an independent third party loan review firm to conduct a review of FPB’s loan portfolio, including the interest reserves, loan policies, credit administration practices and ALLL methodology, which commenced in March 2008. The loan review is now complete and while FPB’s Board and the Company’s Board of Directors have been apprised of the preliminary observations, the full report will be presented by the third party to FPB’s Board and the Company’s Board of Directors in the second quarter.

•

Management will continue the development and implementation of enhanced policies and procedures with respect to compensation standards, credit administration, appraisal practices, interest reserves and Allowance for Loan and Lease Losses methodology. The revised policies and procedures will comply with current regulatory guidance, and reflect current bank-specific factors, regional economic considerations, as well as relevant peer comparisons, as appropriate.

•

Further, the Audit Committee of the Company’s Board of Directors expects to review FPB’s policies and procedures relating to loan review and the establishment of allowance for loan losses. Based on that review, the Audit Committee expects to determine whether enhancements to such policies and procedures or other changes may be appropriate. The Company’s management continues to develop FPB’s policies and procedures that will be presented to the Audit Committee of the Company’s Board of Directors.

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

A. Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. Westfield and Kalson have defended the claim vigorously and will continue to do so. Discovery was completed on August 1, 2005. The Plaintiff has initiated no activity on the case since the close of discovery. Westfield thus filed both a motion to dismiss for non pros and a motion for summary judgment in December, 2007. Briefing on Westfield’s motions concluded on February 1, 2008, and oral argument was held on February 27, 2008. Additional briefing following oral argument was filed in March, 2008, and the summary judgment motions are now fully briefed and awaiting decision.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005, the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary filed a petition for certiorari in the U.S. Supreme Court. On February 25, 2008 the U.S. Supreme Court denied the non-settling beneficiary’s petition for certiorari, but it has not yet issued its “mandate,” which would make the denial final for all purposes.

C. Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors and Factors Affecting Forward-Looking Statements

There have been no material changes in the Risk Factors described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 816,018 shares of common stock in the first quarter of 2008 in connection with the deferred acquisition obligation payments related to DGHM and Anchor. The total equity consideration for these transactions was $11.9 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

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

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
May 12, 2008	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ David J. Kaye
May 12, 2008	David J. Kaye
Executive Vice President and Chief Financial Officer