Form 10-K/A
period 2007-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2008-07-22
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts	04-2976299
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Ten Post Office Square Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reprinted sale price on the NASDAQ Global Market on June 30, 2007 was $999,639,558.

The number of shares of the registrant’s common stock outstanding on March 3, 2008 was 37,671,238.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K of Boston Private Financial Holdings, Inc. (“Boston Private” or the “Company”) for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 13, 2008 (the “Original Filing”). We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to amend and restate in its entirety Item 11 to Part III in the Original Filing to correct certain disclosure errors in the Executive Summary Compensation Table. The revisions to the table include:

•	increasing Timothy L. Vaill’s 2007 Stock Awards from $316,547 to $447,896;

•	increasing Walter M. Pressey’s 2007 Stock Awards from $188,481 to $254,626;

•	increasing J.H. Cromarty’s 2007 Stock Awards from $188,138 to $227,303 and his 2007 Option Awards from $64,587 to $118,137; and

•	increasing Jonathan H. Parker’s 2007 Stock Awards from $101,309 to $140,474 and his 2007 Option Awards from $98,273 to 151,823.

The revised table is reproduced below. Item 11 to Part III was incorporated into the Original Filing by reference to the Company’s definitive Proxy Statement filed on March 24, 2008. Item 11 is included in its entirety below including the revised table. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)		(j)
Name and Principal Position (1)	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and NQ Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Timothy L. Vaill, Chairman and Chief Executive Officer	2007	$620,000		$0	$447,896	$415,567	$200,000	$275,619	(6)	$104,391	(7)	$2,063,473
	2006	$620,000		$0	$508,020	$328,227	$810,000	$913,366		$124,389	(7)	$3,304,002

Robert J. Whelan, Former Executive Vice President and Chief Financial Officer	2007	$70,385		$0	$0	$0	$0	$0		$1,080	(8)	$71,465
	2006	$275,000		$200,000	$106,582	$32,838	$0	$0		$10,280	(8)	$624,700

David J. Kaye, Executive Vice President and Chief Financial Officer	2007	$120,000		$0	$12,501	$0	$140,000	$0		$127,095	(9)	$399,596

Walter M. Pressey, President	2007	$450,000		$63,125	$254,626	$238,129	$286,875	$0		$23,234	(10)	$1,315,989
	2006	$450,000		$0	$225,818	$173,035	$625,500	$0		$36,305	(10)	$1,510,658

J.H. Cromarty, President-Eastern Region	2007	$350,000		$146,500	$227,303	$118,137	$178,500	$0		$18,349	(11)	$1,038,789
	2006	$350,000		$360,000	$143,229	$59,397	$0	$0		$26,641	(11)	$939,267

Jonathan H. Parker, President-Western Region	2007	$324,000	(12)	$0	$140,474	$151,823	$180,000	$0		$28,029	(13)	$824,326
	2006	$288,000	(12)	$360,000	$114,663	$93,503	$0	$0		$25,412	(13)	$881,578

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis (CD&A) describes the Company’s executive compensation philosophy, programs and policies and includes analysis on the compensation earned by the Company’s Named Executive Officers (NEOs) as detailed in the accompanying executive compensation tables.

Role of the Compensation Committee and Executive Officers in Compensation Decisions

The Compensation Committee of the Board of Directors (the “Compensation Committee”) operates pursuant to a charter which delegates responsibility to the Compensation Committee for matters of executive and director compensation and related benefits. The Compensation Committee meets in executive sessions when discussing CEO performance and specific actions related to CEO compensation. The Compensation Committee approves all compensation actions with respect to the Company’s CEO and recommends approval of its recommendations to the Board of Directors. Based on the recommendations by the CEO, the Compensation Committee approves all compensation actions for the Company’s other executive officers as delegated by the Board of

Directors. The Compensation Committee relies on management and outside advisers for staff work and technical guidance in conducting its affairs. The Compensation Committee retains full authority to engage independent third party advisers and for the past several years, has retained W. T. Haigh & Company, a compensation consulting firm in Cambridge, Massachusetts, to conduct independent studies and provide objective advice on executive and director compensation.

The Company also retains Goodwin Procter LLP for legal and advisory services on executive compensation matters, including the drafting of legal plan documents, and Towers Perrin for all actuarial work related to the CEO Supplemental Executive Retirement Plan (“SERP”). The Company may use other firms from time to time in the normal course of business.

Executive Compensation Philosophy

The Company’s executive compensation program is designed to attract, motivate, engage and retain executive talent for the long term so that its executives can stay focused on the Company’s mission of building a successful, diversified wealth management firm on a national scale. As a firm committed to long-term relationships, the Company strives to create an entrepreneurial environment where its employees feel valued and rewarded for their contributions to the Company’s sustained, profitable growth.

In support of these objectives, the Company believes that executive compensation should be linked to overall Company performance, reflect each executive’s role and individual performance, and include a sizable equity component to align executives with other shareholders.

Principles for Setting Compensation Levels

The factors considered by the Compensation Committee in setting executive compensation levels are:

1. Performance (short-term and long-term results against pre-set targets/goals and in relation to results of peer companies).

2. Overall cost (relative to budget and what the Company can afford).

3. Internal relationships/relative value of positions.

4. Market competitiveness (market benchmarking against a diversified financial peer group and the general industry).

The Compensation Committee believes that the aggregate total compensation as reported in the Summary Compensation Table (“SCT”) for its NEOs is reasonable and fair based on the above factors. Specifically:

•

NEO compensation is tied to, and varies with, the overall performance of the Company. Specifically, NEO compensation for the 2007 performance year is down significantly from 2006, reflecting the decline in the Company’s profitability which was negatively impacted by challenging financial and credit markets.

•	NEO compensation is within the Company’s established financial plan. Specifically, 2007 NEO compensation is below budget, consistent with Company performance.

•	CEO total direct compensation is at a ratio of 1.7 times the average for all other NEOs, well within a reasonable ratio when considering relative role and impact.

•	Total direct compensation, on average, for NEOs as a group has dropped below the mid-range of the defined competitive market as a result of the decline in the Company’s earnings.

Total Compensation Market Benchmarking and Peer Group

As the Company grows and diversifies, defining a peer group for the market benchmarking of executive compensation has become increasingly challenging. In particular, there are few similarly sized publicly traded companies exactly like the Company. As a result, the Company relies on the following criteria to aid in the selection of a relevant compensation peer group:

•	Competitors for executive talent in the wealth management industry.

•	United States public financial services companies (to be able to access data).

•	Growth-oriented companies, typically with positive revenues and earnings growth over the prior three years.

•	Companies that are effective competitors in business segments which overlap with those of the Company.

•	Inclusion of financial holding companies with a diversified financial services portfolio.

Based on these factors, the Company approved in 2007 a peer group consisting of the following companies:

Affiliated Managers Group	Northern Trust Corporation
AllianceBernstein Holding LP	PrivateBancorp

Bryn Mawr Bank Corporation	Southwest Bancorp
City National Corporation	S.Y. Bancorp, Inc.
CoBiz Inc.	Synovus
Cullen/Frost	T. Rowe Price Group, Inc.
Eaton Vance	Waddell & Reed Financial Inc.
Janus Capital Group Inc.	Washington Trust
Legg Mason, Inc.	Wilmington Trust
BNY/Mellon	Wintrust Financial

The Company’s peer group covers a broad size range (based on revenue and market capitalization). For compensation comparison purposes, the data compiled from the peer group is adjusted for size and validated against broader financial services and general industry data.

The Company relies on W.T. Haigh & Company for the development of competitive market ranges for its executive positions after consideration of all relevant data sources and factors (such as adjusting for the size of the peer group organizations). The Company conducts competitive market reviews approximately every two years and anticipates modifying the peer group in 2008.

Total Compensation Positioning versus Market

Actual compensation positioning versus market will vary year-to-year based on Company and individual performance and overall cost considerations. In years that the Company achieves its financial performance goals, total direct pay for executives is targeted at the 50th – 75th percentile of the competitive market range as determined by the total compensation market benchmarking and peer group analysis described above.

Compensation Elements and Targeted Mix

The compensation elements used for the Company’s executives include the following:

Direct Compensation

•	Base salary

•	Annual incentive bonus

•	Long-term equity incentive

A substantial portion of total direct compensation is allocated to variable, performance-based annual and long-term incentives. This is done to link executive compensation closely to the achievement of targeted results and performance as measured over one-year and three-year (or even five-year) periods. The incentive components are intended to reinforce the larger scope of responsibilities, higher degree of decision-making and the potential impact of each executive’s performance on the Company’s achievement of operating and strategic results. As a result of this emphasis on performance-based incentives, it is expected that there will be variability in executive pay year to year.

The direct compensation mix for the NEOs as a group (including the CEO) is targeted to deliver approximately one third of compensation through base salary, one third through the annual incentive bonus, and one third through the long-term equity incentive, with some variation across positions assuming attainment of target performance goals.

Indirect Compensation

•	Benefits (broad-based employee participation)

•	Executive Benefits

The Company’s executives participate in Company-sponsored benefit programs available to all employees. In addition, the Company maintains certain executive benefits consistent with market practice and does not intend for the value from these programs to make up a significant percentage of total executive compensation. In 2007, the compensation value from executive benefits (excluding the pension, 401K and dividends paid on unvested restricted stock) for the CEO was 4.2% of total compensation as reported in the SCT. For other NEOs on average as a group, the value of executive benefits was less than 2.0% of total reported compensation.

Base Salary

The Company’s general philosophy has been to pay NEO base salaries relatively close to the median of the competitive market range, with the incentive components driving an executive’s ability to achieve a higher total compensation positioning within the competitive market range. The Compensation Committee reviews and approves the base salaries of NEOs each year with any salary increases taking effect on January 1.

Salary increases are generally based on the executive’s performance within specific areas of accountability, as well as market competitiveness and budget considerations.

The table below presents a two-year history of salary actions for NEOs:

Annualized Salaries as of Year-End

Executive	2006 Actual	2007 Actual	2008 Projected	2007 % Increase	2008 % Increase	Two Year Average
T. Vaill	$620,000	$620,000	$650,000	0.0%	4.8%	2.4%
R. Whelan (1)	$275,000	$300,000	n/a	9.1%	n/a	n/a
D. Kaye (2)	n/a	$300,000	$325,000	n/a	8.3%	n/a
W. Pressey	$450,000	$450,000	$475,000	0.0%	5.6%	2.8%
J. Cromarty	$350,000	$350,000	$390,000	0.0%	11.4%	5.7%
J. Parker (3)	$360,000	$360,000	$395,000	0.0%	9.7%	4.9%
Average	$411,000	$396,667	$447,000	-3.5%	12.7%	3.9%

(1)	Mr. Whelan was hired in December of 2004 and resigned effective March 30, 2007. 2007 Actual reflects his annualized base salary rate.
(2)	Mr. Kaye was hired July 30, 2007. 2007 Actual reflects his annualized base salary rate.
(3)	Mr. Parker’s actual salary rate will be 90% of the above amounts for 2008 consistent with 2007, and in 2006 was 80% of the above amounts.

The salary increases for 2008 recognize organization changes resulting in expanded roles and accountabilities for most NEOs. In addition, the increase percentages also take into account the fact that base salaries were not adjusted for 2007.

Annual Incentives

Annual incentives for the Company’s NEOs are administered under the Company’s Annual Executive Incentive Plan (the “Plan”) adopted by the Board and approved by shareholders in 2004. This plan enables incentive payments to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986 (Code). Under the Plan, the Compensation Committee utilizes a performance-based incentive framework to calculate maximum individual incentive awards based on the attainment of pre-established objectives approved by the Compensation Committee each year.

The structure of the framework was changed in 2007 to include all NEOs (previously only the CEO and the President were included) for 162(m) tax considerations as well as for enhanced performance alignment of the leadership team. As part of its review, the Committee revisited all of the financial metrics used in the framework to ensure optimal alignment with the Company’s growth plan. This included incorporating separate and distinct financial metrics for the annual incentive framework versus the long-term incentive framework (previously the same financial metrics were used for both plans). For 2007, the funding for annual incentives was tied to three key financial metrics:

1. GAAP EPS (35% weighting)—New metric in 2007

2. Cash EPS (35% weighting)

3. Revenue (30% weighting)

GAAP EPS, in addition to Cash EPS, was added as a metric because of the desire to focus on both GAAP and Cash earnings in the performance equation. The Company uses Cash EPS as an important driver to managing long-term performance because of the impact that acquisitions can have on GAAP earnings. The Company calculates its cash earnings by adjusting net income to exclude net amortization of intangibles, impairment, and the impact of certain non-cash share based compensation plans, and includes related tax benefits that result from purchase accounting that are deferred under GAAP. The Company believes that both GAAP and cash earnings are important considerations for managing investor and shareholder expectations for long-term performance and sustained growth. Results for each metric are measured in terms of growth versus prior year:

% Growth
Threshold for incentive funding	5%
Target range	10% – 15%
Significant overachievement for maximum funding	20%

Once funding levels are determined for each NEO based on financial results, the Committee may exercise “negative discretion” to reduce the annual incentive amounts to consider additional performance considerations. The following are examples of inputs used by the Committee in the overall performance assessment of the NEOs:

•	Return on Invested Capital

•	Operational objectives (performance against key goals)

•	Overall leadership (Board survey completed for the CEO)

•	Extraordinary items/circumstances as deemed appropriate by the Committee

Both short-term and long-term factors are considered in the final determination of annual incentives to reinforce the attainment of goals in the Company’s growth and strategic plan ensuring the effective use of the Company’s capital, infrastructure building and overall leadership of the enterprise. The Company believes in using a holistic, long-term approach to performance, as ultimately the Company’s success depends on sustained performance across multiple financial and non-financial measurement categories to grow value for its shareholders over the long term.

Annual Incentive Awards for 2007 Performance Year

In March 2008, the Compensation Committee approved the annual incentive awards in the table below:

Executive	2007 Bonus	2006 Bonus	$ change	% change
T. Vaill	$200,000	$810,000	$-610,000	-75.3%
R. Whelan	n/a	$200,000	n/a	n/a
D. Kaye	$140,000	n/a	n/a	n/a
W. Pressey (1)	$350,000	$625,000	$-275,000	-44.0%
J. Cromarty (2)	$325,000	$360,000	$-35,000	-9.7%
J. Parker	$180,000	$360,000	$-180,000	-50.0%

(1)	Included in the bonus amount listed above is a discretionary bonus for 2007 in the amount of $63,125 for Mr. Pressey as described in footnote 2 to the Summary Compensation Table.
(2)	Included in the bonus amount listed above is a discretionary bonus for 2007 in the amount of $146,500 for Mr. Cromarty as described in footnote 2 to the Summary Compensation Table.

2007 bonuses are significantly lower than 2006 bonuses due to a decline year over year in GAAP and Cash EPS resulting from increased loan loss reserves and impairment charges at certain affiliated companies as discussed in the Management Discussion and Analysis section of the Company’s Form 10-K.

Equity-Based Long-Term Incentives

An integral part of the Company’s compensation program is long-term equity-based compensation. The equity awards made to NEOs consist of restricted stock and stock options provided for under the Company’s 2004 Stock Option and Incentive Plan approved by shareholders. Restricted stock grants must be earned each year based on a performance based incentive framework similar to the one used for Annual Incentives which qualifies the equity awards as “Performance Based Compensation” under Section 162(m) of the Code.

The Company believes that providing combined grants of stock options and restricted stock effectively balances the Company objective of focusing NEOs on delivering long-term value to the Company’s shareholders with the Company’s objectives of building real ownership, equity value and retention for the executives. Stock options are granted at or above fair market value (no discount) and only deliver value when the stock price increases and shareholders also receive value. Restricted stock grants deliver full value shares to executives on the date of grant subject to vesting restrictions to support retention. Executives become a shareholder of record on the date of grant and the value of the award at vesting is tied directly to the Company’s stock price.

The grant process each year starts with the Compensation Committee’s assessment of prior three-year results versus pre-established metrics and goals under the 162(m) performance framework. For 2007, increased emphasis was placed on Total Shareholder Return (TSR) to further strengthen the alignment of management interests with those of shareholders. TSR is measured relative to the Company’s peer group used for compensation comparison purposes and the SNL investment and bank indices

(weighting 50% peer/50% SNL). GAAP EPS was also added as a new metric in 2007 (as described earlier under Annual Incentives) as the Company believes that both GAAP and cash earnings are important considerations for delivering against shareholder expectations for long-term performance and sustained profitable growth.

For grants made in 2008, the following financial metrics were used to determine maximum Long-Term Incentive (LTI) award values:

1. Three-year rolling average GAAP EPS Growth (25% weighting)

2. Three-year rolling average CASH EPS Growth (25% weighting)

3. Three-year Total Shareholder Return relative to industry (50% weighting)

All three metrics are measured relative to targets defined by the Committee. The GAAP EPS and CASH EPS measurement is three-year rolling average growth with a target range of 12.5%-15%, the threshold at 7.5% growth and the maximum at 20% growth. The three-year total shareholder return relative to industry defines the target as being between the 50 th percentile and 75 th percentile of the industry, the threshold between the 25 th percentile and 50 th percentile and significant overachievement for the maximum funding at the 75 th percentile or higher.

Once LTI award values are determined for each NEO based on financial results, the Committee may exercise “negative discretion” to reduce the long-term incentive amounts as a result of additional performance considerations using essentially the same inputs and process that are used for the annual incentive framework.

The LTI award value as calculated per the performance-based incentive framework is determined before the grant date and converted to restricted stock and/or stock options using the daily average stock price for the previous year. This is done to provide an equity award that considers the share price of the Company over the prior year’s performance period, as opposed to a single trading day. Once the number of restricted stock and/or stock options are determined and approved by the Compensation Committee, they are granted at the closing price on the grant date, consistent with the Company’s equity grant practices and policies. The NEOs typically receive approximately 50% of their long-term award value in the form of restricted stock and 50% in stock options, although the mix is subject to Compensation Committee discretion each year.

NEO 2007 and 2008 Restricted Stock and Option Awards

The three-year rolling average EPS growth both GAAP and Cash was below the threshold requirement for long-term incentive funding under the Company’s 2007 performance-based incentive frameworks for its NEOs. This resulted in no long-term incentive funding for the EPS component of the plan (50% combined weighted impact). In addition, the TSR component funded at a below target performance level. The combined effect of this produced long-term incentive values which were significantly lower than the values approved in 2007 relative to 2006 performance. As a result, the Compensation Committee approved grants of restricted stock for the NEOs up to these lower performance-based limits to support executive retention in a challenging business environment, and to continue to receive tax deductibility for restricted stock based on the performance-based requirements of IRC Section 162(m).

In addition, the Committee approved a stock option grant for NEOs to incentivize future performance, to reinforce the Company’s philosophy that the equity component represents a significant portion of NEO total compensation and to strengthen alignment with shareholder interests. Because the Company’s stock price on the date the Committee approved the NEO stock option awards was well below the price prior to the release revising earnings, the Committee approved an option price equal to the higher of (1) the February 15, 2008 price of $20.37 (date and option price for grants below senior leadership team and prior to the filing of revised earnings) or (2) the price on the grant date of May 15, 2008 (next grant date under the Company’s Equity Grant Policy as described below). Based on the Company’s stock price on March 5, 2008, the date the Committee approved the NEO stock awards, the $20.37 price represented a premium of approximately 50% before any option gains could be realized under this option grant. The Committee believes that this premium price is in the best interests of shareholders and ensures that NEOs are not advantaged relative to the rest of the employee population with respect to their stock awards. The combined value of 2008 restricted stock and stock option awards for NEOs is well below 2007 stock award levels based on the stock price on the date of final actions taken by the Committee on March 5, 2008.

Factors considered in granting both the restricted stock and the stock option awards were:

•	The Company’s financial performance in the relevant years.

•	Individual performance and contributions.

•	Targeted total compensation level and targeted mix of equity compensation based on each executive’s role.

•	The Company’s compensation philosophy.

•	Alignment with shareholder interests in future performance.

•	Market competitiveness and executive retention.

Stock options vest ratably over three years beginning on the first anniversary of the grant date. All stock options have a ten-year option term. Restricted stock usually vests at the end of three years, on the third anniversary of the grant date.

The following table presents the 2007 and 2008 restricted stock and option awards for the Company’s NEOs as approved by the Committee. Actual value is determined on the grant date. The 2008 restricted stock and option awards were approved by the Compensation Committee in March, 2008 with the grant date set as May 15, 2008, consistent with the Company’s equity grant policy as described below. (Note: The SCT reflects actual FASB Statement No. 123 (Revised) Share-based Payments (“FAS 123(R)”) expense related to outstanding, unvested awards attributable to 2007 as opposed to the 2007 grant date fair value reported here.)

Grant Date Fair Value of Awards

	2007 Awards					2008 Awards(3)
Executive	Grant Date	# Options	Grant Date Fair Value(1)	# Stock Awards	Grant Date Fair Value(2)	Grant Date	# Options	# Stock Awards
T. Vaill	02/15/07	50,000	$510,000	12,500	$373,000	05/15/08	98,490	7,010
D. Kaye	08/15/07	n/a	n/a	3,942	$100,009	05/15/08	20,240	2,170
W. Pressey	02/15/07	30,400	$310,080	7,600	$226,784	05/15/08	41,570	4,070
J. Cromarty	02/15/07	18,000	$183,600	4,500	$134,280	05/15/08	26,030	2,530
J. Parker	02/15/07	18,000	$183,600	4,500	$134,280	05/15/08	25,740	2,610

(1)	Fair value calculated in accordance with FAS 123(R) option valuation assumptions.
(2)	Based upon the closing price on February 15, 2007 of $29.84 for all executives with the exception of Mr. Kaye. Mr. Kaye’s award was granted on August 15, 2007 at a closing price of $25.37.
(3)	Fair value will be calculated in accordance with FAS 123(R) option valuation assumptions and will be reported in the second quarter 2008 10-Q to be filed with the Securities and Exchange Commission.

Note: Exercise price will be the higher of (1) the price on May 15, 2008 or (2) the price on February 15, 2008 of $20.37 (the Company’s first quarter grant date).

Equity Grant Policy

The Company adopted an Equity Grant Policy in January 2007 to ensure that its equity granting practices are maintained in strict compliance with the Company’s equity plans and policies and with all applicable laws, and to specifically prevent the backdating of any equity grant, or the manipulation of the timing of equity grants with the public release of material information with the intent of benefiting a grantee under an equity award. The policy became effective for equity grants made after March 31, 2007. The Company’s policy is that equity grants occur on a pre-established day during each calendar quarter after the Company’s financial results for the prior quarter have been publicly disclosed. Accordingly, the grant date for all equity grants is generally the 15 th day of the month (or the last business day before the 15 th day of the month) following the quarterly Board meeting. The four scheduled grant dates are established at the beginning of each calendar year. The grant date shall not precede the date the grant was authorized by the Compensation Committee, and the grant date for any new hire shall not precede the employee’s date of hire. In addition, the policy provides that all awards and award terms are approved by the Compensation Committee in advance of the grant date; Company executives do not have the ability to select a grant date; and the option exercise price is the closing price of the underlying stock on the date of grant.

Stock Ownership Guidelines

The Company encourages its executive officers to have a meaningful investment in the common stock of the Company and expects its officers’ ownership of Company stock to be at a level appropriate to the personal circumstances of the officer so as to align his or her individual interests with those of the stockholders. As of December 31, 2007, the CEO owned 1.41% and other NEOs as a group owned 1.00% of the Company’s common stock. This includes all options, vested and unvested, including stock options in which the exercise price is higher than the current stock price, granted to the NEOs. The Company is currently reviewing executive stock ownership to determine future guidelines.

Executive Benefits

Certain executive benefits are provided as part of Mr. Vaill’s employment agreement as follows: annual physical examination and any related medical testing, annual tax planning and tax preparation services, periodic estate planning and will preparation services and personal legal services related to such matters. In addition, the Company provides Company-paid term life insurance with a gross death benefit of no less than $2,000,000 and a bonus, grossed up for applicable taxes, to cover the insurance premium related to a life insurance policy issued by MassMutual and owned by the Vaill Insurance Trust 1995 (Boston Private Bank & Trust Company, trustee). The value of all perquisites, which was $80,316 for 2007 as detailed in footnote 6 to the SCT (excluding the 401k match and dividends paid on unvested restricted stock), is capped at $100,000 annually. For the past three years, Mr. Vaill’s actual perquisite usage has remained below the annual cap of $100,000.

Other NEOs are entitled to a financial services benefit annually of $20,000 for the President and $10,000 for other NEOs. NEOs are also eligible for an annual physical exam. The full value of all perquisites is reported as income to the individuals and, accordingly, is subject to tax.

The CEO and all other NEOs are also eligible for Company-sponsored benefit programs available broadly to Company employees, including healthcare and dental benefits, short-term and long-term disability, life insurance, the Company’s 401(k) and Profit Sharing Plan and the Company’s Employee Stock Purchase Plan.

CEO Supplemental Executive Retirement Plan (“SERP”)

The Company entered into a SERP Agreement in May 2001, which was subsequently amended in July 2004 as part of Mr. Vaill’s employment agreement. The SERP provides Mr. Vaill with a retirement benefit and in exchange extends Mr. Vaill’s full vesting in the benefit to age 70.

The Company’s decision to provide the SERP was based on Mr. Vaill’s long tenure and significant contributions as CEO and the desire on the part of the Company to keep Mr. Vaill employed as CEO past what is defined as the “normal retirement” age for purposes of the Agreement. The Company believes that the SERP benefit is reasonable in light of these factors. The Company also believes it is providing a competitive benefit based on retirement benefit offerings for CEOs at other companies.

The SERP is intended to deliver approximately 57% of final average pay before any SERP offsets as defined in the Agreement, based on Mr. Vaill’s retirement at age 70 with 19 years of service. As of December 31, 2007, Mr. Vaill had 15 years of credited service. Mr. Vaill is currently 76% vested in this retirement benefit. Mr. Vaill’s SERP benefit will be paid in monthly installments commencing with the calendar month following retirement.

Executive Deferred Compensation Plan

The Company offers a deferred compensation plan that enables certain executives to defer a portion of their income. The amounts deferred are excluded from the executive’s taxable income and are not deductible by the Company until paid. The executives select from a limited number of mutual funds and the deferred amounts are increased or decreased to correspond to the changes in market value of these underlying hypothetical mutual fund investments. The increase in value is recognized as compensation expense. The Company maintains a Rabbi Trust with respect to these obligations.

Executive Severance/Change in Control Protection

The Company provides Change in Control Protection Agreements for its NEOs to minimize the potential for any significant client, leadership or management disruptions in the running of the day-to-day operations of the Company during, and up to a reasonable amount of time after, a Change in Control event. In exchange for such protection, the NEOs are subject to non-solicitation/non-accept and confidentiality agreements, for a two-year period. Mr. Vaill is also subject to a non-competition agreement as part of his employment agreement. Additional information regarding the agreements for the Company’s NEOs is provided under the heading “Executive Agreements and Potential Payments Upon Termination or Change in Control.

Tax, Regulatory and Accounting Implications

The Company believes it is in compliance with respect to all tax, regulatory and accounting standards. Furthermore, the Compensation Committee will continue to review each element of compensation and take the appropriate steps to ensure tax deductibility if that can be accomplished without sacrificing flexibility and other important objectives of the overall compensation program for its executives.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement.

Submitted by The Compensation Committee of the Board:

Lynn Thompson Hoffman, Chair

Peter C. Bennett

Eugene S. Colangelo

Stephen M. Waters

THE FOREGOING REPORT SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHOULD NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS PROXY STATEMENT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

Executive Compensation Tables

The following tables and footnote disclosure set forth information concerning the compensation paid to or earned by the Company’s NEOs including the Chief Executive Officer, the former and current Chief Financial Officers and the other three most highly compensated executive officers of the Company, who served in such capacities during 2007.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)		(j)
Name and Principal Position (1)	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and NQ Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Timothy L. Vaill, Chairman and Chief Executive Officer	2007	$620,000		$0	$447,896	$415,567	$200,000	$275,619	(6)	$104,391	(7)	$2,063,473
	2006	$620,000		$0	$508,020	$328,227	$810,000	$913,366		$124,389	(7)	$3,304,002

Robert J. Whelan, Former Executive Vice President and Chief Financial Officer	2007	$70,385		$0	$0	$0	$0	$0		$1,080	(8)	$71,465
	2006	$275,000		$200,000	$106,582	$32,838	$0	$0		$10,280	(8)	$624,700

David J. Kaye, Executive Vice President and Chief Financial Officer	2007	$120,000		$0	$12,501	$0	$140,000	$0		$127,095	(9)	$399,596

Walter M. Pressey, President	2007	$450,000		$63,125	$254,626	$238,129	$286,875	$0		$23,234	(10)	$1,315,989
	2006	$450,000		$0	$225,818	$173,035	$625,500	$0		$36,305	(10)	$1,510,658

J.H. Cromarty, President-Eastern Region	2007	$350,000		$146,500	$227,303	$118,137	$178,500	$0		$18,349	(11)	$1,038,789
	2006	$350,000		$360,000	$143,229	$59,397	$0	$0		$26,641	(11)	$939,267

Jonathan H. Parker, President-Western Region	2007	$324,000	(12)	$0	$140,474	$151,823	$180,000	$0		$28,029	(13)	$824,326
	2006	$288,000	(12)	$360,000	$114,663	$93,503	$0	$0		$25,412	(13)	$881,578

(1)	Mr. Whelan served as the Company’s Chief Financial Officer during 2007, until March 2007. Mr. Kaye became the Company’s Chief Financial Officer in July 2007. Both Mr. Whelan’s and Mr. Kaye’s 2007 salaries reflect pro-rated salaries based on hire date for Kaye and date of resignation for Whelan.
(2)	Discretionary bonuses paid to all NEO’s other than the CEO and President in 2006. In 2007, Mr. Pressey received a discretionary bonus related to his interim role as CFO. In 2007 Mr. Cromarty received a discretionary bonus related to increased responsibility with Affiliate Partner and Holding Company initiatives.
(3)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 and 2007, in accordance with FAS 123(R) of stock awards pursuant to the 2004 Stock Option and Incentive Plan. As a result, amounts may include amounts from awards granted prior to fiscal year 2007. See footnote 18 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 for the assumptions related to the calculation of these amounts.
(4)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 and 2007, in accordance with FAS 123(R) of options pursuant to the 2004 Stock Option and Incentive Plan. As a result, amounts may include amounts from awards granted prior to fiscal year 2007. See footnote 18 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 for the assumptions related to the calculation of these amounts.
(5)	The amounts in column (g) reflect the cash annual incentive awards to the named individuals under the 2004 Annual Executive Incentive Plan, which is discussed in further detail in the CD&A section under the heading “Annual Incentives”.
(6)	The amounts in column (h) reflect the actuarial increase in the present value of Mr. Vaill’s SERP as described in more detail under “Pension Benefits”. The significant increase in the actuarial present value of Mr. Vaill’s SERP is attributable to the short time period over which the Company is accruing this benefit given that the benefit was put in place relatively late in Mr. Vaill’s career with Boston Private.
(7)	Includes a $6,600 matching contribution by the Company to Mr. Vaill’s 401(k) for Plan year 2006, $6,750 matching contribution by the Company to Mr. Vaill’s 401(k) for Plan year 2007; $26,376 for life insurance premiums for 2006, $26,376 for 2007; $33,416 for tax and financial planning services for 2006, $24,085 for 2007; $1,735 for legal services for 2006, $7,335 for 2007; $1,500 for executive medical services benefits for 2006; $34,136 for tax gross-ups relating to select perquisites and benefits for 2006, $22,520 for 2007; $20,626 for dividends paid on unvested stock grants for 2006 and $17,325 for 2007.
(8)	Includes a $6,600 matching contribution by the Company to Mr. Whelan’s 401(k) for Plan year 2006, and $3,680 for dividends paid on unvested stock grants in 2006 and $1,080 in 2007.
(9)	Includes a $125,000 sign-on bonus, $1,740 matching contribution by the Company to Mr. Kaye’s 401(k) for Plan year 2007 and $355 for dividends paid on unvested stock grants.

(10)	Includes a $6,600 matching contribution by the Company to Mr. Pressey’s 401(k) for Plan year 2006, a $6,750 matching contribution by the Company to Mr. Pressey’s 401(k) for Plan year 2007; $12,728 for tax and financial planning services for 2006, $3,323 for 2007; $2,250 for executive medical services benefits for 2006; $6,967 for tax gross-ups relating to specified perquisites for 2006, $2,719 for 2007; $407 for legal services in 2007; $7,760 for dividends paid on unvested stock grants in 2006 and $9,972 in 2007.
(11)	Includes a $6,600 matching contribution by the Company to Mr. Cromarty’s 401(k) for Plan year 2006, $6,750 matching contribution by the Company to Mr. Cromarty’s 401(k) for Plan year 2007; $10,184 for tax and financial planning services for 2006, $1,750 for 2007; $4,737 for tax gross-ups relating to specified perquisites in 2006, $1,254 for 2007; $5,120 for dividends paid on unvested stock grants for 2006 and $8,595 for 2007.
(12)	Mr. Parker’s base salary is prorated to reflect a reduced work week (for 2007, 90% pay rate based on an annualized salary of $360,000; for 2006, 80% based on a salary of $360,000).
(13)	Includes a $6,600 matching contribution by the Company to Mr. Parker’s 401(k) for Plan year 2006, $6,750 matching contribution by the Company to Mr. Parker’s 401(k) for Plan year 2007; $10,000 for tax and financial planning services for 2006, $10,000 for 2007; $4,652 for tax gross-ups relating to specified perquisites for 2006, $5,564 for 2007; and $4,160 for dividends paid on unvested stock grants for 2006 and $5,715 for 2007.

GRANTS OF PLAN - BASED AWARDS

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)(3)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units #	All Other Option Awards Number of Securities Underlying Options #	Exercise or Base Price of Option Awards $/share	Grant Date Fair Value of Stock and Option Awards $
		Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Timothy L. Vaill	02/15/07	—	—	—	—	—	—	12,500	50,000	$29.84	$883,000
	02/17/06	—	—	—	—	—	—	16,000	64,000	$29.74	$949,440
	2006	$155,000	$775,000	$1,395,000
	2007	$387,500	$1,162,500	$1,550,000
Robert J. Whelan	02/15/07	—	—	—	—	—	—	2,500	10,000	$29.84	$176,600
	02/17/06	—	—	—	—	—	—	2,000	8,000	$29.74	$118,680
David J. Kaye (4)	08/15/07	—	—	—	—	—	—	3,942	—	$—	$100,009
	2007	$150,000	$450,000	$600,000
Walter M. Pressey	02/15/07	—	—	—	—	—	—	7,600	30,400	$29.84	$536,864
	02/17/06	—	—	—	—	—	—	9,000	36,000	$29.74	$534,060
	2006	$112,500	$562,500	$1,012,500
	2007	$281,250	$843,750	$1,125,000
J.H. Cromarty (5)	02/15/07	—	—	—	—	—	—	4,500	18,000	$29.84	$317,880
	02/17/06	—	—	—	—	—	—	4,000	16,000	$29.74	$237,360
	08/16/06	—	—	—	—	—	—	10,000	—	$—	$255,700
	2007	$175,000	$525,000	$700,000
Jonathan H. Parker	02/15/07	—	—	—	—	—	—	4,500	18,000	$29.84	$317,880
	02/17/06	—	—	—	—	—	—	4,000	16,000	$29.74	$237,360
	2007	$180,000	$540,000	$720,000

(1)	2006: The amounts shown in column (c) reflect the minimum threshold payment levels which are 20% of the target amount shown in column (d). The amount shown in column (e) is 180% of the target amount shown in column (d).
(2)	2007: The amounts shown in column (c) reflect the minimum threshold payment levels which are 33.3% of the target amount shown in column (d). The amount shown in column (e) is 1.33% of the target amount shown in column (d).
(3)	The Company is reviewing the threshold, target, and maximum levels for 2008.
(4)	Mr. Kaye’s August 15, 2007 grant represented an off cycle grant which was pre-determined as part of his new hire offer letter dated July 3, 2007.
(5)	Mr. Cromarty’s August 16, 2006 grant represented an off cycle grant which was pre-determined as part of his new hire offer letter dated August 16, 2004.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(I)	(j)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (1)(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy L. Vaill	—	50,000		$29.84	02/15/17	12,500	$338,500	—	—
	21,333	42,667		$29.74	02/17/16	16,000	$433,280	—	—
	30,000	15,000		$27.06	02/11/15	15,000	$406,200	—	—
	45,000	—		$27.16	02/27/14			—	—
	35,700	—		$16.72	02/14/13			—	—
	46,000	—		$22.26	01/17/12			—	—
	60,000	—		$18.72	01/18/11			—	—
	11,450	—		$8.56	01/20/10
David J. Kaye	—	—		—	—	3,942	$106,749	—	—
								—	—
Walter M. Pressey	—	30,400		$29.84	02/15/17	7,600	$205,808	—	—
	12,000	24,000		$29.74	02/17/16	9,000	$243,720	—	—
	16,666	8,334		$27.06	02/11/15	7,500	$203,100	—	—
	13,334	—		$27.16	02/27/14	—	—	—	—
	6,000	—		$16.72	02/14/13	—	—
J.H. Cromarty	—	18,000		$29.84	02/15/17	4,500	$121,860	—	—
	5,333	10,667		$29.74	02/17/16	8,000	$216,640	—	—
	8,000	4,000		$27.06	02/11/15	4,000	$108,320	—	—
						3,000	$81,240	—	—
						4,000	$108,320
						4,000	$108,320
Jonathan H. Parker	—	18,000		$29.84	02/15/17	4,500	$121,860	—	—
	5,333	10,667		$29.74	02/17/16	4,000	$108,320	—	—
	9,333	4,667		$27.06	02/11/15	4,000	$108,320	—	—
	15,000	—		$27.16	02/27/14	—	—	—	—
	5,000	—		$19.61	01/16/13	—	—	—	—

(1)	All securities issued under either Boston Private Financial Holdings, Inc. 1997 Long-Term Incentive Plan or Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan

2007 OPTION EXERCISES AND STOCK VESTED

(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise # (1)	Value Realized on Exercise $	Number of Shares Acquired on Vesting # (1)	Value Realized on Vesting $
Timothy L. Vaill	—	—	19,000	$540,040
David J. Kaye	—	—	—	$0
Walter M. Pressey	—	—	10,000	$279,760
J.H. Cromarty	—	—	4,000	$109,320
Jonathan H. Parker	—	—	15,000	$433,800

(1)	All securities issued under either Boston Private Financial Holdings, Inc. 1997 Long-Term Incentive Plan or Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service #	Present Value of Accumulated Benefit $ (1)	Payments During Last Fiscal Year $
Timothy L. Vaill	Boston Private Financial Holdings, Inc. Supplemental Executive Retirement Agreement	15	4,550,788	—

(1)	The annual benefit payable at retirement is equal to the product of: (i) 3.0%, (ii) the number of years of service, and (iii) Mr. Vaill’s final average pay, as defined in the agreement. The resulting amount is offset by: (a) the annual Social Security Benefit payable at retirement multiplied by years of service divided by 40, (b) the annuitized value of the employer-provided 401(k) balance, and (c) the annuitized value of the vested portion of 24,610 shares of common stock granted on October 3, 2001 pursuant to the Restated 1997 Long-Term Stock Incentive Plan. As of December 31, 2007 Mr. Vaill was eligible for early retirement under the SERP agreement.

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY $	Registrant Contributions In Last FY $	Aggregate Earnings in Last FY $	Aggregate Withdrawals/ Distributions $	Aggregate Balance at Last FYE $ (1)
J.H. Cromarty	$83,471	—	$16,388	—	$219,752
Jonathan H. Parker	$99,522	—	$46,505	—	$390,015
Walter M. Pressey	$244,108	—	$-17,665	—	$1,262,460

(1)	Deferred compensation accounts are invested in mutual funds managed by third party administrators and selected by each individual.

Executive Agreements and Potential Payments Upon Termination or Change In Control

CEO Employment Agreement

The Company entered into an Executive Employment Agreement effective January 1, 2004 (the “Employment Agreement”) to extend, amend and restate the terms of Mr. Vaill’s then existing employment agreement, which expired in accordance with its terms on December 31, 2003. The Employment Agreement provides for a three-year term, which expired on December 31, 2006, and is automatically extended by successive one-year terms each December 31st. The term of the Employment Agreement is automatically extended unless the Company provides thirty days’ prior written notice to the contrary to Mr. Vaill. Notwithstanding the foregoing, pursuant to the terms of the Employment Agreement, the Company may terminate Mr. Vaill for cause (as defined in the Employment Agreement). If the Company terminates the Employment Agreement without cause (as defined in the Employment Agreement), Mr. Vaill will be entitled to receive, among other things, an amount equal to 2.99 times his current base salary plus the average of his three most recent bonus payments in the years prior to termination and a pro-rata bonus for the year in which the termination occurs. If Mr. Vaill terminates his employment for good reason (as defined in the Employment Agreement) within three years following a change in control (as defined in the Employment Agreement), Mr. Vaill will be entitled to receive a payment equal to that which he would receive if terminated without cause. The Company will not be required to make any payment in the event of Mr. Vaill’s termination to the extent such payment would constitute a “parachute payment” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (a “Parachute Payment”). The Employment Agreement also provides (i) that upon any voluntary termination by Mr. Vaill of his employment (other than with good reason), he shall not be employed by any significant competitor of the Company (as defined in the Employment Agreement) for two years following such termination, and (ii) that Mr. Vaill shall not disclose any confidential information obtained by him during his employment. Mr. Vaill is also eligible to receive stock options under the 2004 Stock Option and Incentive Plan and certain incentive payments under the 2004 Annual Executive Incentive Plan.

In addition, the Company has entered into a Supplemental Executive Retirement Agreement with Mr. Vaill, which provides for payments to Mr. Vaill upon his retirement or termination of employment with the Company, other than for cause, as described above.

Mr. Vaill is the only NEO with an employment agreement specifying compensation in the event of death, disability, retirement and termination by the Company other than for cause or by the executive for “Good Reason”. In these cases total compensation payments range as follows:

Element	Voluntary Resignation	Involuntary Termination without Cause or by the Executive for Good Reason	Termination for Cause	Death	Disability	Retirement
Cash severance (1)	$0	$3,791,320	$0	$0	$0	$0
Salary continuation (2)	$0	$0	$0	$620,000	$620,000	$0
Pro-rata bonus	$0	$200,000	$0	$200,000	$200,000	$200,000
Accelerated vesting of outstanding options and unvested stock grants.	$0	$1,178,280	$0	$1,178,280	$1,178,280	$1,178,280
Health care/other company benefits (3)	$0	$93,000	$0	$93,000	$93,000	$0
SERP (4)	$392,340	$468,271	$0	$294,255	$392,340	$392,340
Nonqualified deferred compensation	$0	$0	$0	$0	$0	$0
Fringe benefits (maximum annual cap)	$0	$100,000	$0	$100,000	$100,000	$0
Continued office/clerical support (5)	$0	$0	$0	$0	$0	$50,000
Tax gross ups	$0	$0	$0	$0	$0	$0

Total	$392,340	$5,830,871	$0	$2,485,535	$2,583,620	$1,820,620

(1)	Lump sum payment.
(2)	For death, 12 month continuation following the date of the executive’s death; for disability, the later of one year, or the commencement of payments under a long-term disability policy of the Company, as described in Mr. Vaill’s Employment Agreement.
(3)	Annual estimate at $93,000 paid for up to 3 years following termination without cause, or until eligible for equivalent coverage under another group benefit plan; for death and disability, paid for up to 12 months.
(4)	Benefits shown are annual retirement income amounts. Benefits payable upon termination to the participant are in the form of a 75% Joint and Survivor annuity with Mr. Vaill’s spouse as the annuitant upon his death. Benefits payable upon Mr. Vaill’s death are payable for the life of the spouse. Explicit disability benefits are not specifically provided for in Mr. Vaill’s SERP agreement. Upon becoming permanently and totally disabled, Mr. Vaill could elect immediate retirement under the SERP. As per Mr. Vaill’s employment agreement, he would be credited with an additional three years of vesting service upon involuntary termination without cause or in the event of a change in control.
(5)	Represents the estimated annual cost for continued access to a Company-funded office, computer, telephonic equipment and clerical services, all at a location in the greater Boston, MA area selected by the Board.

Note:	The Company also provides Company-paid term life insurance for Mr. Vaill with a gross death benefit of no less than $2 million.

Change In Control Protection Agreements

The Company entered into Change in Control Protection Agreements with certain of its NEOs effective the date of their respective agreements. The Agreements provide for certain payments and other benefits upon the occurrence of a change in control as defined in the Agreements, and including, but not limited to, the consolidation or merger of the Company or a change in the beneficial ownership of the Company as defined in the Agreements at any time during the three years after a change in control. The key provisions of the Change In Control Protection Agreements for certain of the Company’s NEOs are as follows:

•	Lump-sum cash severance payment equal to 2.99 times annual compensation (sum of base salary and average bonus payments for the three most recent taxable years preceding termination).

•	Pro-rata bonus (for fiscal year in which termination occurs).

•	Accelerated vesting of outstanding, unvested stock option and stock awards.

•	Benefit continuation for up to three years.

Notwithstanding the foregoing, the Company will not be required to make any payment under the Agreements to the extent such payment would constitute a Parachute Payment.

The following table provides quantification of the above benefits, including benefits for Mr. Vaill as part of his Employment Agreement, assuming termination as of December 31, 2007. Estimated stock and option values calculated assuming the closing price of the Company’s stock on December 31, 2007 of $28.08.

Executive Benefit and Payments Upon Change in Control Termination

Executive Benefit and Payments Upon Change In Control Termination(1)	Timothy L. Vaill	Walter M. Pressey	J.H. Cromarty	Jonathan H. Parker
Multiple of compensation	2.99	2.99	2.99	2.99
Lump-sum cash severance	$3,791,320	$2,963,090	$2,028,217	$1,913,600
Pro-rated bonus for fiscal year of termination (2)	$200,000	$350,000	$325,000	$180,000
Accelerated vesting of outstanding options and unvested stock grants.	$1,178,280	$652,795	$636,460	$338,593
Fringe benefits (maximum annual cap)	$100,000	$0	$0	$0
SERP (3)	$468,271	$0	$0	$0

Total	$5,737,871	$3,965,885	$2,989,677	$2,432,193

(1)	In addition to the above amounts executives are eligible for benefits continuation for up to 3 years following termination, or until eligible for equivalent coverage under another group benefit plan (estimated annual benefit of less than $100,000 for all NEOs).

(2)	Assumes full-year bonus for 2007 year earned.
(3)	As per Mr. Vaill’s employment agreement, he would be credited with an additional three years of vesting service upon involuntary termination without cause or in the event of a change in control.

Mr. Vaill is eligible for additional three-year service credits upon a Change in Control for purposes of the SERP (for vesting purposes only). He is also eligible for the continuation of his perquisites and other employee benefits under any of the Company’s plans upon the same terms as in effect on the date of termination for a period up to three years following such termination or until such earlier time as the Executive becomes eligible for equivalent coverage(s) under another group benefit plan.

All payments calculated in respect to the Company’s Change in Control Protection Agreements shall be reduced to the extent needed to ensure tax deductibility by the Company thereby bringing them within the limitations of Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Messrs. Colangelo, Bennett and Waters, and Mrs. Hoffman served as members of the Compensation Committee of the Board of Directors of the Company during the fiscal year ended December 31, 2007. None of these individuals has ever been an officer or employee of the Company or any of its subsidiaries.

Compensation of Directors

Directors of the Company who are not full-time employees of the Company or any of its subsidiaries receive compensation under a compensation program which became effective May 1, 2007. The annual retainer fee for Directors of the Company who are not full-time employees of the Company is $30,000; the lead director’s retainer is $50,000. The annual retainer fees are payable 100% in cash. In addition, Non-Employee Directors who serve as committee members receive an additional annual retainer fee, payable in cash, of $12,000 for audit committee and $9,000 for all other committees. Chairpersons of committees receive a higher annual retainer fee than committee members, payable in cash, of $18,000 for audit committee and $12,000 for all other committees to reflect the increased role and time commitment required as Chairperson. In addition to the foregoing, any non-employee Director serving simultaneously as a member of the Board of Directors of the Company and the board of directors of a subsidiary may receive retainer fees for each board on which he or she serves. Directors of the Company also receive $30,000 in shares of common stock and $30,000 in options, both calculated based on the closing price as of May 15, on an annual basis pursuant to the 2004 Stock Option and Incentive Plan (the “2004 Plan”) (See description below).

In 2004, the Company’s Board of Directors and shareholders voted to approve and adopt the 2004 Plan for officers, employees, Non-Employee Directors and other key persons of the Company and its subsidiaries. The 2004 Plan replaced the Directors’ Stock Option Plan (the “Directors’ Plan”) that was originally approved in 1993, and upon adoption of the 2004 Plan, grants are no longer made under the Directors’ Plan. The 2004 Plan provides that during each fiscal year each Non-Employee Director of the Company may be granted, at the discretion of the Administrator (as defined in the 2004 Plan), Non-qualified Options to acquire up to 7,500 shares of common stock. Each Non-Qualified Option granted to a Non-Employee Director will have an exercise price equal to the fair market value of the shares of common stock of the Company on the grant date and will expire upon its tenth anniversary. Unless otherwise determined by the Administrator, these stock options will be exercisable after the first anniversary of the grant date. The Administrator may also grant shares (at no cost or for a purchase price determined by the Administrator) of common stock that are free from any restrictions under the 2004 Plan. Unrestricted stock may be granted to any participant in recognition of past services or other valid consideration, and may be issued in lieu of cash compensation due to such participant. As with the Directors’ Plan, the 2004 Plan also provides that any Director who retires after serving 12 years on the Board is eligible for a one-time award of an option to purchase 10,000 shares of Common Stock. The Company believes that Director stock ownership is important and is currently reviewing its Director ownership to determine future guidelines.

DIRECTOR COMPENSATION

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Board of Directors
Herbert S. Alexander, CPA	2007	$57,000	$18,753	$26,721	$—	$—	$—	$102,474
Peter C. Bennett	2007	43,500	18,753	26,721	—	—	—	88,974
Eugene S. Colangelo	2007	48,000	18,753	26,721	—	—	—	93,474
Kathleen M. Graveline	2007	66,000	18,753	26,721	—	—	—	111,474
Lynn Thompson Hoffman	2007	74,500	18,753	26,721	—	—	—	119,974
Richard I. Morris, Jr.	2007	55,500	18,753	26,721	—	—	—	100,974
William J. Shea	2007	52,500	18,753	26,721	—	—	—	97,974
Dr. Allen L. Sinai	2007	52,500	18,753	26,721	—	—	—	97,974
Stephen M. Waters	2007	46,500	18,753	26,721	—	—	—	91,974
Adolfo Henriques (2)	2007	25,500	7,506	8,950	—	—	—	41,956
Deborah Keunster (2)	2007	$25,500	$7,506	$8,950	$—	$—	$—	$41,956

(1)	Stock awards include a half year of 2007 stock payments.
(2)	Mr. Henriques and Ms. Kuenstner were elected to the Board of Directors on July 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of July, 2008.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ Timothy L. Vaill
Timothy L. Vaill
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	July 21, 2008
Timothy L. Vaill

/s/ Walter M. Pressey	President and Vice Chairman	July 21, 2008
Walter M. Pressey

/s/ David J. Kaye	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	July 21, 2008
David J. Kaye

/s/ Herbert S. Alexander	Director	July 21, 2008
Herbert S. Alexander

/s/ Eugene S. Colangelo	Director	July 21, 2008
Eugene S. Colangelo

/s/ Kathleen M. Graveline	Director	July 21, 2008
Kathleen M. Graveline

/s/ Adolfo Henriques	Director	July 21, 2008
Adolfo Henriques

/s/ Lynn Thompson Hoffman	Director	July 21, 2008
Lynn Thompson Hoffman

/s/ Deborah F. Keunstner	Director	July 21, 2008
Deborah F. Keunstner

/s/ Richard I. Morris, Jr.	Director	July 21, 2008
Richard I. Morris, Jr.

/s/ William J. Shea	Director	July 21, 2008
William J. Shea

/s/ Dr. Allen L. Sinai	Director	July 21, 2008
Dr. Allen L. Sinai

/s/ Stephen M. Waters	Director	July 21, 2008
Stephen M. Waters

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994 (incorporated by reference to Exhibit 3.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998 (incorporated by reference to Exhibit 3.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001 (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

3.4	By-laws of Boston Private Financial Holdings, Inc., as amended and restated (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on June 6, 2007)

10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-1 filed April 1, 1991)

10.3	Employment Agreement dated January 1, 1996 by and among Boston Private Bancorp, Inc. (predecessor Boston Private Financial Holdings, Inc.), Boston Private Bank & Trust Company and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.4	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2001)

10.5	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc. (incorporated by reference to Exhibit 10.11 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.6	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc., and Jonathan H. Parker, dated November 17, 2003 (incorporated by reference to Exhibit 10.14 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 12, 2004)

10.7	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997 (incorporated by reference to Exhibit 10.13 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.8	Boston Private Financial Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on July 24, 2001)

10.9	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on November 28, 2001)

10.10	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.11	Borel Private Bank & Trust Company 1998 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Registration Statement on Form S-8 filed on December 3, 2001)

10.12	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003 Plan (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 12, 2004)

10.13	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.20 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.14	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.22 to Boston Private Financial Holdings, Inc.’s Annual Report on Form 10-K filed on March 7, 2003)

10.15	Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill, dated May 1, 2001 (incorporated by reference to Exhibit 10.21 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 13, 2002)

10.16	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan (incorporated by reference to Boston Private Financial Holdings, Inc. Registration Statement on Form S-8 filed on June 28, 2002)

10.17	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003 (incorporated by reference to Exhibit 10.24 to Boston Private Financial Holdings, Inc. Annual Report on Form 10-K filed on March 15, 2005)

10.18	Executive employment agreement dated January 1, 2004 by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.19	First Amendment to the Supplemental Executive Retirement Agreement by and among Boston Private Financial Holdings, Inc. and Timothy L. Vaill dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Quarterly Report on Form 10-Q filed on May 10, 2004)

10.20	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on June 15, 2004)

10.21	Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.22	Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on October 15, 2004)

10.23	First Private Bank & Trust 1994 Stock Option Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on March 5, 2004)

10.24	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005 (incorporated by reference to Exhibits 10.1 and 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed March 7, 2005)

10.25	Indenture dated September 27, 2005 between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee (incorporated by reference to Exhibit 10.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.26	Guarantee Agreement dated as of September 27, 2005 by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.27	Amended and Restated Declaration of Trust of Boston Private Capital Trust II dated September 27, 2005 (incorporated by reference to Exhibit 10.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on September 30, 2005)

10.28	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Steven D. Hayworth dated April 18, 2005 and amendment thereto, dated May 4, 2006. (incorporated by reference to exhibit 10.37 to Boston Private Financial Holdings, Inc.’s Current Report on Form 10-K filed on February 28, 2007)

10.29	Gibraltar Financial Corporation Amended and Restated 1996 Employee Stock Incentive Plan (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.30	Gibraltar Financial Corporation 2002 Non-Employee Director and Agent Stock Incentive Plan, as amended (incorporated by reference to Boston Private Financial Holdings, Inc.’s Form S-8 filed on October 3, 2005)

10.31	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Kathryn A. Kearney dated October 23, 2006 (incorporated by reference to Exhibit 10.2 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on October 25, 2006)

10.32	Forms of award grant agreements under the Company’s 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to Boston Private Financial Holdings, Inc. Current Report on Form 8-K filed on December 20, 2006)

10.33	Credit Agreement among Boston Private Financial Holdings, Inc., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders named therein, dated January 31, 2008 (incorporated by reference to Exhibit 99.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on February 5, 2008)

10.34	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

10.35	Form of 3.00% Contingent Convertible Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

10.36	Registration Rights Agreement, dated July 5, 2007, between Boston Private, Inc. and the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Boston Private Financial Holdings, Inc.’s Current Report on Form 8-K filed on July 9, 2007)

11.1	Statement regarding computation of per share earnings (set forth in the “Notes to Consolidated Financial Statements” herewith)

21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-17089) filed with the Securities and Exchange Commission on March 14, 2008)

23.1	Consent of KPMG, LLP (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-17089) filed with the Securities and Exchange Commission on March 14, 2008)

23.2	Consent of Hacker, Johnson & Smith PA (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-17089) filed with the Securities and Exchange Commission on March 14, 2008)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith