Form 10-Q
period 2008-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2008-08-08
CIK 821127

As filed with the Securities and Exchange Commission on August 8, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008:

Common Stock-Par Value $1.00	57,182,660
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
Assets:
Cash and due from banks	$98,115	$117,612
Federal funds sold	66,204	68,822

Cash and cash equivalents	164,319	186,434
Investment securities:
Available-for-sale (amortized cost of $724,682 and $653,549, respectively)	723,941	657,443
Held-to-maturity (fair value of $12,405 and $13,163, respectively)	12,386	13,083

Total investment securities	736,327	670,526
Loans held for sale	13,552	6,782
Loans:
Commercial	2,488,576	2,318,430
Construction and land	866,665	863,651
Residential mortgage	1,885,928	1,765,217
Home equity and other consumer loans	354,896	312,602

Total loans	5,596,065	5,259,900
Less: allowance for loan losses	97,921	70,992

Net loans	5,498,144	5,188,908
Stock in Federal Home Loan Banks and Banker’s Bank	61,784	49,408
Premises and equipment, net	37,755	38,996
Goodwill	317,733	349,889
Intangible assets, net	101,594	108,349
Fees receivable	32,537	33,998
Accrued interest receivable	27,768	27,593
Income tax receivable	36,135	17,204
Other assets	154,860	140,044

Total assets	7,182,508	6,818,131

Liabilities:
Deposits	4,462,607	4,375,101
Securities sold under agreements to repurchase	299,440	264,303
Federal Funds purchased	130,000	6,000
Federal Home Loan Bank borrowings	1,186,534	836,996
Junior subordinated debentures and other long-term debt	331,645	525,645
Other liabilities	130,727	147,625

Total liabilities	6,540,953	6,155,670

Stockholders’ equity:
Common stock, $1.00 par value; authorized: 70,000,000 shares; issued: 38,578,514 shares at June 30, 2008 and 37,469,712 shares at December 31, 2007	38,579	37,470
Additional paid-in capital	534,874	454,927
Retained earnings	67,752	166,963
Accumulated and other comprehensive income	350	3,101

Total stockholders’ equity	641,555	662,461

Total liabilities and stockholders’ equity	$7,182,508	$6,818,131

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share data)
Interest and dividend income:
Loans	$85,089	$79,052	$172,925	$155,575
Taxable investment securities	3,500	3,159	7,616	5,896
Non-taxable investment securities	2,041	1,908	4,171	3,780
Mortgage-backed securities	1,301	356	1,906	714
Federal funds sold and other	1,136	2,670	3,173	5,017

Total interest and dividend income	93,067	87,145	189,791	170,982

Interest expense:
Deposits	24,798	29,773	54,370	58,684
Federal Home Loan Bank borrowings	10,789	8,806	20,774	16,496
Junior subordinated debentures and other long-term debt	4,322	3,299	10,157	6,592
Other short-term borrowings	1,379	1,029	3,040	1,588

Total interest expense	41,288	42,907	88,341	83,360

Net interest income	51,779	44,238	101,450	87,622
Provision for loan losses	31,904	745	51,552	1,921

Net interest income after provision for loan losses	19,875	43,493	49,898	85,701

Fees and other income:
Investment management and trust fees	42,255	40,449	82,646	78,172
Wealth advisory fees	12,684	7,737	25,071	15,003
Gain on repurchase of debt	8,582	—	19,906	—
Gain on sale of investments	14	5	795	8
Other	4,647	4,141	7,422	7,789

Total fees and other income	68,182	52,332	135,840	100,972

Operating expense:
Salaries and employee benefits	53,869	46,672	106,712	93,272
Westfield re-equitization awards	66,000	—	66,000	—
Occupancy and equipment	8,852	8,103	17,782	15,978
Professional services	6,664	4,129	11,641	7,335
Marketing and business development	3,170	2,834	6,056	5,432
Contract services and processing	2,017	1,608	3,875	3,044
Amortization of intangibles	3,550	3,508	6,770	7,057
Impairment	17,400	17,852	38,000	17,852
Provision for unfunded loan commitments	(892)	422	(800)	585
Other	6,251	4,367	11,681	8,484

Total operating expense	166,881	89,495	267,717	159,039

Minority interest	1,406	106	2,908	1,020

(Loss)/income before income taxes	(80,230)	6,224	(84,887)	26,614
Income tax expense	398	1,448	5,585	8,705

Net (loss)/income	$(80,628)	$4,776	$(90,472)	$17,909

Per share data:
Basic (loss)/earnings per share	$(2.11)	$0.13	$(2.39)	$0.49

Diluted (loss)/earnings per share	$(2.11)	$0.13	$(2.39)	$0.47

Average basic common shares outstanding	38,172,315	36,616,124	37,816,651	36,446,518
Average diluted common shares outstanding	38,172,315	38,103,534	37,816,651	41,209,660

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2006	$36,590	$424,787	$176,111	$(2,291)	$635,197
Comprehensive income:
Net income	—	—	17,909	—	17,909
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	(358)	(358)
Change in unrealized loss on cash flow hedge, net of tax	—	—	—	(16)	(16)
Change in unrealized loss on other, net of tax	—	—	—	(190)	(190)

Total comprehensive income, net of tax					17,345
Dividends paid to shareholders	—	—	(6,628)	—	(6,628)
Proceeds from issuance of 325,194 shares of common stock	326	8,535	—	—	8,861
Issuance of 59,976 shares of incentive stock grants	60	(60)	—	—	—
Amortization of incentive stock grants	—	1,667	—	—	1,667
Amortization of stock options and employee stock purchase plan	—	3,355	—	—	3,355
Stock options exercised	227	2,820	—	—	3,047
Excess tax savings on stock options exercised	—	412	—	—	412
Other equity adjustments	—	439	—	—	439

Balance at June 30, 2007	$37,203	$441,955	$187,392	$(2,855)	$663,695

Balance at December 31, 2007	$37,470	$454,927	$166,963	$3,101	$662,461
Comprehensive loss:
Net loss	—	—	(90,472)	—	(90,472)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	(2,792)	(2,792)
Change in unrealized loss on cash flow hedge, net of tax	—	—	—	(1,119)	(1,119)
Change in unrealized gain on other, net of tax	—	—	—	1,160	1,160

Total comprehensive loss, net of tax					(93,223)
Dividends paid to shareholders	—	—	(7,605)	—	(7,605)
Proceeds from issuance of 856,115 shares of common stock	856	11,964	—	—	12,820
Issuance of 170,138 shares of incentive stock grants	170	(170)	—	—	—
Amortization of incentive stock grants	—	1,596	—	—	1,596
Amortization of stock options and employee stock purchase plan	—	2,840	—	—	2,840
Westfield re-equitization awards	—	62,500	—	—	62,500
Stock options exercised	83	662	—	—	745
Other equity adjustments	—	555	(1,134)	—	(579)

Balance at June 30, 2008	$38,579	$534,874	$67,752	$350	$641,555

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(90,472)	$17,909
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	8,382	9,079
Equity issued as compensation	66,936	5,022
Impairment	38,000	17,852
Provision for loan losses	51,552	1,921
Loans originated for sale	(76,418)	(120,938)
Proceeds from sale of loans held for sale	70,362	118,885
Gain on repurchase of debt	(19,906)	—
Income tax receivable	(18,931)	(7,403)
Net increase in other operating activities	(21,555)	(4,807)

Net cash provided by operating activities	7,950	37,520

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(1,555,006)	(463,031)
Sales	39,856	59
Maturities, redemptions, and principal payments	1,444,446	470,985
Investment securities held-to-maturity:
Purchases	(4,489)	(2,148)
Maturities and principal payments	5,195	2,375
Distributions in trusts	(962)	3,241
Purchase of Federal Home Loan Banks and Banker’s Bank stock	(12,376)	(8,219)
Net increase in portfolio loans	(356,764)	(270,910)
Net increase in restricted cash	—	(28,510)
Capital expenditures, net of sale proceeds	(3,410)	(6,647)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(4,171)	(2,885)

Net cash used in investing activities	(447,681)	(305,690)

Cash flows from financing activities:
Net increase/(decrease) in deposits	87,506	(175,399)
Net increase in securities sold under agreements to repurchase	35,137	99,007
Net increase in federal funds purchased	124,000	36,100
Net increase/(decrease) in short-term Federal Home Loan Bank borrowings	313,142	(3,058)
Net increase in long-term Federal Home Loan Bank borrowings	36,396	210,017
Repurchase of debt	(172,628)	—
Dividends paid to stockholders	(7,605)	(6,628)
Excess tax savings on stock options exercised	—	412
Proceeds from stock option exercises	745	3,047
Proceeds from issuance of common stock, net	923	953

Net cash provided by financing activities	417,616	164,451

Net decrease in cash and cash equivalents	(22,115)	(103,719)
Cash and cash equivalents at beginning of year	186,434	239,396

Cash and cash equivalents at end of period	$164,319	$135,677

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$89,854	$81,599
Cash paid for income taxes, net of refunds received	32,934	13,984
Change in unrealized loss on securities available-for-sale, net of tax	(2,792)	(358)
Change in unrealized loss on cash flow hedge, net of tax	(1,119)	(16)
Change in unrealized gain/(loss) on other, net of tax	1,160	(190)
Non-cash transactions
Equity issued for acquisitions, including deferred acquisition obligations	$11,897	$7,908

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “Boston Private”), is a holding company with three functional segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has five wholly-owned affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”); Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together the “Banks”). The Investment Management segment has four wholly-owned or majority-owned affiliate partners, including BPFH Manager, L.L.C. formerly known as Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”). The Wealth Advisory segment has five wholly-owned or majority-owned affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”), all of which are registered investment advisers, with the exception of DTC, and wealth management firms (together the “Wealth Advisors”). In addition, the Company also holds a 45% equity interest in Coldstream Holdings, Inc. (“Coldstream Holdings”). Coldstream Holdings is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser, and Coldstream Securities, Inc., a registered broker dealer. Coldstream Capital is a multi-client family office providing comprehensive wealth management services to high net worth individuals and their families in the Pacific Northwest.

The Company conducts substantially all of its business through its three functional segments. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets. The Company increased its minority interest in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated results. As of June 30, 2008 the Company holds approximately 64% ownership interest in BOS.

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. Under the terms of the deal the Company may receive up to approximately $30 million of pre-tax earnings and one-third of any excess over that amount. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess that amount. Under FIN 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, Westfield is considered a variable interest entity because of the disproportionate level of control and investment at risk and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. Immediately after the effective date, the key employees of Westfield will have control of the entity while the Company will have 100% of the investment at risk in the entity. As a result the Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate the financial results of Westfield.

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

The following table is a reconciliation of the components of basic and diluted EPS computations for the three months and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ending June 30,
	2008	2007
	(In thousands, except share data)
Calculation of net (loss)/income for EPS:
Net (loss)/income as reported and for basic EPS	$(80,628)	$4,776
Interest on convertible trust preferred securities, net of tax (1)	—	—

Net (loss)/income for EPS calculation using the if-converted method	$(80,628)	$4,776

Calculation of average shares outstanding:
Average basic common shares outstanding	38,172,315	36,616,124
Dilutive effect of:
Stock options, stock grants and other equity incentive grants(1)	—	1,487,410
Convertible trust preferred securities (1)	—	—

Dilutive potential common shares	—	1,487,410

Average diluted common shares outstanding	38,172,315	38,103,534

Per Share Data:
Basic(loss)/earnings per share	$(2.11)	$0.13
Diluted (loss)/earnings per share	$(2.11)	$0.13

	Six Months Ending June 30,
	2008	2007
	(In thousands, except share data)
Calculation of net (loss)/income for EPS:
Net (loss)/income as reported and for basic EPS	$(90,472)	$17,909
Interest on convertible trust preferred securities, net of tax (1)	—	1,500

Net (loss)/income for EPS calculation using the if-converted method	$(90,472)	$19,409

Calculation of average shares outstanding:
Average basic common shares outstanding	37,816,651	36,446,518
Dilutive effect of:
Stock options, stock grants and other equity incentive grants (1)	—	1,579,183
Convertible trust preferred securities (1)	—	3,183,959

Dilutive potential common shares	—	4,763,142

Average diluted common shares outstanding	37,816,651	41,209,660

Per Share Data:
Basic (loss)/earnings per share	$(2.39)	$0.49
Diluted (loss)/earnings per share	$(2.39)	$0.47

(1)

The potential common shares from the outstanding stock options, stock grants and other equity incentive grants for the three and six month period ended June 30, 2008 were anti-dilutive. Therefore the dilution, for the three and six months ended June 30, 2008, due to outstanding stock options, stock grants and other equity incentive grants of 974,084 and 945,583 shares, respectively, was not included in the calculation of average diluted common shares outstanding. In addition, the dilution for the three and six months ended June 30, 2008, due to the convertible trust preferred debt of 3,187,800 and 3,187,275 shares, respectively, was also not included in the calculation of average diluted common shares outstanding. If the effect of the convertible trust preferred debt had been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.7 million and $1.5 million would be added back to net loss for diluted EPS computations for the three and six months ended June 30, 2008, respectively.

(3) Functional Segments

Management Reporting

The Company has three functional segments: Private Banking, Investment Management and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (“Holding Company”). The financial performance of the Company is managed and evaluated by the three functional areas. The segments are managed separately as a result of the concentrations in each function.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Note 1: Basis of Presentation and Summary of Significant Accounting Policies. Revenues, expenses and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the quarters and six months ended June 30, 2008 and 2007. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	Net Interest Income		At and for the Three Months Ended June 30,		Total Revenues
			Non-interest Income
(In thousands)	2008	2007	2008	2007	2008	2007
Total Banks	$55,335	$47,152	$11,199	$10,321	$66,534	$57,473
Total Investment Managers	141	194	35,164	33,767	35,305	33,961
Total Wealth Advisors	108	90	12,756	7,862	12,864	7,952
Holding Company & Eliminations	(3,805)	(3,198)	9,063	382	5,258	(2,816)

	$51,779	$44,238	$68,182	$52,332	$119,961	$96,570

	Non-interest Expense and Minority Interest		Income Taxes		Net (Loss)/Income (1)
(In thousands)	2008	2007	2008	2007	2008	2007
Total Banks	$58,844	$37,452	$(4,040)	$6,454	$(20,174)	$12,822
Total Investment Managers	90,358	39,363	4,742	(1,962)	(59,795)	(3,440)
Total Wealth Advisors	10,522	6,394	1,014	682	1,328	876
Holding Company & Eliminations	8,563	6,392	(1,318)	(3,726)	(1,987)	(5,482)

	$168,287	$89,601	$398	$1,448	$(80,628)	$4,776

	Assets		Amortization of Intangibles		AUM (2)
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)		(In millions)
Total Banks	$6,864,877	$5,631,493	$1,596	$1,493	$4,653	$4,298
Total Investment Managers	198,295	218,025	1,489	1,705	22,930	21,891
Total Wealth Advisors	96,264	59,055	426	220	9,705	6,822
Holding Company & Eliminations	23,072	30,896	39	90	(317)	(250)

	$7,182,508	$5,939,469	$3,550	$3,508	$36,971	$32,761

	Net Interest Income		At and for the Six Months Ended June 30,		Total Revenues
			Non-interest Income
(In thousands)	2008	2007	2008	2007	2008	2007
Total Banks	$108,313	$93,471	$23,367	$19,740	$131,680	$113,211
Total Investment Managers	329	371	67,374	65,127	67,703	65,498
Total Wealth Advisors	236	165	25,230	15,234	25,466	15,399
Holding Company & Eliminations	(7,428)	(6,385)	19,869	871	12,441	(5,514)

	$101,450	$87,622	$135,840	$100,972	$237,290	$188,594

	Non-interest Expense and Minority Interest		Income Taxes		Net (Loss)/Income (1)
(In thousands)	2008	2007	2008	2007	2008	2007
Total Banks	$121,941	$74,221	$(4,859)	$12,440	$(36,954)	$24,629
Total Investment Managers	112,444	61,021	9,204	2,334	(53,945)	2,143
Total Wealth Advisors	20,528	12,650	2,131	1,207	2,807	1,542
Holding Company & Eliminations	15,712	12,167	(891)	(7,276)	(2,380)	(10,405)

	$270,625	$160,059	$5,585	$8,705	$(90,472)	$17,909

	Amortization of Intangibles
(In thousands)	2008	2007
Total Banks	$3,189	$3,004
Total Investment Managers	2,678	3,431
Total Wealth Advisors	827	442
Holding Company & Eliminations	76	180

	$6,770	$7,057

(1)	Net loss for the three and six months ended June 30, 2008 was reduced by $16.0 million, and $36.6 million, net of the effective tax rate used, respectively, for the impairment charges recorded at FPB, $19.1 million and $30.9 million, net of the effective tax rate used, respectively, for the Company’s provision for loan losses, and $66.0 million for the non-cash compensation charge for the equity ownership restructuring of Westfield. These reductions were slightly offset by the gains the Company recognized for the three and six months ended June 30, 2008 of $5.1 million and $11.9 million, net of the effective tax rate used, respectively, from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027. The Company’s effective tax rates for the three and six months ended June 30, 2008 are not consistent with the Company’s 2007 quarterly effective tax rate as a result of the non-deductible goodwill impairment charge recorded at FPB and the non-deductible Westfield re-equitization awards. See Note 10 “Income Taxes” for further detail.
(2)	Assets Under Management (“AUM”) includes the AUM of DTC and BOS of $0.9 billion and $2.0 billion, respectively. The Company acquired a 70.1% interest in DTC on February 1, 2008 and increased its ownership interest in BOS from 49.7% to approximately 60.9% on August 1, 2007.

(4) Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2008
Available-for-sale securities at fair value:
U.S. Government	$23,523	$21	$(3)	$23,541
U.S. Agencies	309,855	1,007	(1,160)	309,702
Corporate bonds	11,828	46	—	11,874
Municipal bonds	236,029	1,673	(628)	237,074
Mortgage-backed securities	138,056	389	(1,905)	136,540
Other	5,391	63	(244)	5,210

Total	$724,682	$3,199	$(3,940)	$723,941

Held-to-maturity securities at amortized cost:
U.S. Government	$5,268	$97	$—	$5,365
Mortgage-backed securities	5,525	17	(62)	5,480
Other	1,593	—	(33)	1,560

Total	$12,386	$114	$(95)	$12,405

At December 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$12,168	$28	$—	$12,196
U.S. Agencies	325,986	1,429	(102)	327,313
Corporate bonds	27,145	14	(147)	27,012
Municipal bonds	230,586	2,207	(177)	232,616
Mortgage-backed securities	52,293	884	(177)	53,000
Other	5,371	69	(134)	5,306

Total	$653,549	$4,631	$(737)	$657,443

Held-to-maturity securities at amortized cost:
U.S. Government	$3,237	$96	$—	$3,333
U.S. Agencies	1,993	—	(1)	1,992
Mortgage-backed securities	6,263	7	(12)	6,258
Other	1,590	—	(10)	1,580

Total	$13,083	$103	$(23)	$13,163

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$723,941	$		$723,941	$—
Derivatives – interest rate floor	1,857		—	1,857	—
Derivatives – customer swaps	1,622		—	1,622	—
Other investments	15,646		15,646	—	—

Liabilities:
Derivative – swap	$938		$—	$938	$—

Available-for-sale debt securities consist primarily of U.S. Treasury securities, U.S. Government and Agency mortgage-backed securities, corporate debt, and municipal bonds. These instruments generally have quoted prices that are traded less frequently than exchange traded securities and can be priced using market data from similar assets. Therefore they have been categorized as a Level 2 measurement. Other investments consist of deferred compensation trusts for the benefit of employees which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets.

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

To comply with the provisions of FAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loan impairment	$101,413	$—	$101,413	$—

During the three and six month periods ended June 30, 2008, the Company measured the impairment of certain loans based on the fair value of the underlying collateral as permitted under FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan (“FAS 114”). The $101.4 million, in the table above includes those loans net of the recognized allowance and does not include impaired loans in which the impairment was recognized based on the present value of future cash flows discounted at the loan’s original effective rate. For the six month period ended June 30, 2008, the Company recognized provisions for loan losses of $33.6 million for loans that were written down to the fair value of the underlying collateral. The underlying collateral was valued utilizing market rates for comparable properties less costs to sell.

The Company did not elect to early adopt FAS 157 for nonrecurring measurements of nonfinancial assets or liabilities as allowed under FSP FAS 157-2. As such, the Company did not comply with FAS 157 and required disclosures related to the goodwill impairment loss at FPB as allowed under that statement.

(6) Loans Receivable

The Banks’ lending activities are conducted principally in New England, northern and southern California, south Florida and the Pacific Northwest. The Banks originate single- and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate, including construction, sector in particular. Accordingly, the ultimate collectibility of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, northern and southern California, south Florida, and the Pacific Northwest economies and real estate markets.

The following table is a summary of the loan portfolio by geography. The concentration of the Private Banking loan data is based on the location of the lender. Loans from the Holding Company to certain principles of the Company’s affiliate partners, loans at the Company’s nonbanking segments and inter-company loan eliminations are identified as Eliminations and Other.

(In thousands)	June 30, 2008	December 31, 2007
Commercial Loans:
New England	$948,583	$861,992
Northern California	775,093	698,353
Southern California	266,785	265,651
South Florida	338,648	339,710
Pacific Northwest	160,347	153,686
Eliminations and Other	(880)	(962)

Total Commercial Loans	$2,488,576	$2,318,430

Construction and Land Loans:
New England	$115,897	$123,242
Northern California	169,507	146,075
Southern California	241,520	261,172
South Florida	271,727	268,731
Pacific Northwest	68,014	64,431

Total Construction and Land Loans	$866,665	$863,651

Residential Mortgage Loans:
New England	$1,109,596	$1,022,155
Northern California	189,791	152,417
Southern California	12,054	12,763
South Florida	548,565	553,356
Pacific Northwest	25,922	24,526

Total Residential Mortgage Loans	$1,885,928	$1,765,217

Home Equity and Other Consumer Loans:
New England	$69,801	$55,802
Northern California	64,777	50,700
Southern California	13,483	4,204
South Florida	196,872	191,820
Pacific Northwest	2,702	4,164
Other	7,261	5,912

Total Home Equity and Other Consumer Loans	$354,896	$312,602

Total Loans	$5,596,065	$5,259,900

The following table is a summary of the Private Banking credit quality data by geography. The concentration of the Private Banking credit quality data is based on the location of the lender.

(In thousands)	June 30, 2008	December 31, 2007
Classified Loans (1)
New England	$9,300	$12,807
Northern California	5,336	—
Southern California	152,887	80,499
South Florida	55,865	25,559
Pacific Northwest	22,025	1,236

Total Classified Loans	$245,413	$120,101

Non-accrual Loans:
New England	$7,794	$7,390
Northern California	726	—
Southern California	69,356	26,725
South Florida	25,029	18,508
Pacific Northwest	2,213	—

Total Non-accrual Loans	$105,118	$52,623

Loans 30-89 Days Past Due:
New England	$2,894	$9,412
Northern California	—	479
Southern California	22,932	8,453
South Florida	2,924	3,944
Pacific Northwest	1,769	75

Total Loans 30-89 Days Past Due	$30,519	$22,363

Net Loans Charged-off for the Three Months Ended:
New England	$953	$4
Northern California	1	10
Southern California	21,117	—
South Florida	365	480
Pacific Northwest	500	12

Total Net Loans Charged-off for the Three Months Ended	$22,936	$506

(1)	Classified loans include loans classified as either substandard, doubtful or loss.

The Company’s non-performing assets increased $56.0 million, or 104%, to $109.8 million or 1.53% of total assets, at June 30, 2008, from $53.8 million, or 0.79% of total assets, at December 31, 2007. Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and repossessed assets.

Total non-accrual loans at June 30, 2008 were $105.1 million, an increase of $52.5 million, or 100%, from $52.6 million at December 31, 2007. Approximately 81%, or $42.6 million, of the increase was due to additional non-accrual loans at FPB. The non-accrual loans at FPB, primarily construction and land development, are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. Further decline in market values of the collateral for the non-accrual loans could result in additional future expense depending on the timing and severity of the decline.

OREO consists of six properties with a carrying value of $4.2 million at June 30, 2008, an increase of $3.5 million from December 31, 2007. The increase was due to five additional properties – one in New England, one in the Pacific Northwest and three in South Florida.

The Company has one repossessed asset with a carrying value of $0.5 million at June 30, 2008. The Company expects to dispose of this asset without additional loss.

At June 30, 2008, loans with an aggregate balance of $30.5 million, or 0.55% of total loans, were 30-89 days past due, an increase of $8.2 million, or 36%, as compared to $22.4 million at December 31, 2007. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status, with a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of June 30, 2008 or December 31, 2007.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks’ locations, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Company. At June 30, 2008, the Company had classified loans of $245.4 million, an increase of $125.3 million, or 104%, as compared to $120.1 million at December 31, 2007. Approximately 58%, or $72.4 million, of the increase in classified loans was at FPB. Approximately 24%, or $30.3 million of the increase in classified loans was at Gibraltar, and 17%, or $20.8 million of the increase was at Charter. The increases in classified loans at FPB, Gibraltar, and Charter were primarily due to deteriorating real estate and economic conditions in certain areas where the banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $170.1 million as of June 30, 2008, an increase of $120.0 million, or 240%, as compared to $50.0 million at December 31, 2007.

(7) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At June 30, 2008, the allowance for credit losses totaled $103.2 million and was comprised of the allowance for loan losses of $97.9 million and the reserve for unfunded loan commitments of $5.3 million. The allowance for credit losses increased $26.1 million, or 34%, from December 31, 2007. This increase reflects the higher level of non-accrual, past-due, and classified loans and charge-offs as well as continued growth in the loan portfolio. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the Six Months Ended June 30,
	2008	2007
	(In thousands)
Ending gross loans	$5,596,065	$4,586,161

Allowance for loan losses, beginning of period	70,992	43,387
Provision for loan losses	51,552	1,921
Charge-offs	(24,711)	(150)
Recoveries	88	667

Allowance for loan losses, end of period	$97,921	$45,825

Reserve for unfunded loan commitments, beginning of period	$6,055	$5,585
(Credit)/provision for unfunded loan commitments (1)	(800)	585

Reserve for unfunded loan commitments, end of period	$5,255	$6,170

Allowance for credit losses, end of period	$103,176	$51,995

Allowance for loan losses to ending gross loans	1.75%	1.00%

	At and for the Six Months Ended June 30,
	2008	2007
	(In thousands)
Allowance for credit losses to ending gross loans	1.84%	1.13%

(1)	The $0.8 million credit for the reserve for unfunded loan commitments for the for the six months ended June 30, 2008 was due to the change in the balance of unfunded loan commitments and the related reserves. Generally, when an unfunded loan commitment is drawn upon, the result is an increase to the provision for loan losses and a decrease to the reserve for unfunded loan commitments.

While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review a financial institution’s allowance for loan losses and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table is a summary of the allowance for credit losses by geography. The concentration of the Private Banking data is based on the location of the lender.

(In Thousands)	June 30, 2008	December 31, 2007
Allowance for Credit Losses:
New England	$25,423	$24,131
Northern California	13,488	12,111
Southern California	40,039	25,695
South Florida	16,965	12,406
Pacific Northwest	7,261	2,704

Total Allowance for Credit Losses	$103,176	$77,047

(8) Goodwill and Intangible Assets

The following is the activity in goodwill for the six months ended June 30, 2008:

(In thousands) Goodwill	Balance at December 31, 2007	Acquisitions and adjustments	Balance at June 30, 2008
Private Banking	$211,463	$(33,670)	$177,793
Investment Management	83,104	(16)	83,088
Wealth Advisory	51,866	1,530	53,396
Equity method investments	3,456	—	3,456

Total	$349,889	$(32,156)	$317,733

FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market throughout the first six months of the year. As a result, FPB experienced a large increase in non-accrual and classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-accrual loans has reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events, which occurred in each of the first two quarters of 2008, constituted triggering events and required goodwill impairment testing in each quarter.

In the first quarter, the Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB was impaired. The fair value used in step one, was determined using an income approach and a market approach each weighted equally. The income approach utilized a two stage dividend discount model which was based on the expectation that the Southern California economy will remain depressed throughout 2008 and 2009 with a recovery beginning in 2010. The resulting operating earnings were expected to grow at a 7.3% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 4.5% and the cash flows were discounted at a 12.3% discount rate. The market multiples were determined using the price to earnings multiples of public banks in the Southern California region that were of a comparable size with similar lending activities. As a result of the step one analysis, management determined that the goodwill at FPB was impaired. As a result, the Company initiated a step two valuation to determine the amount of goodwill impairment expense to recognize. Due to the timing of the impairment assessment, the Company believed that an impairment loss was probable and could be reasonably estimated. The significant estimates that management made for the step two estimate were the value of the fixed rate loan portfolio and the core deposit intangibles. The fixed rate loans were valued as of March 31, 2008 based on a fair value analysis prepared as of December 31, 2007 and core deposit intangibles were valued based on the ratio of the core deposit intangible to core deposits at the time of acquisition applied to core deposits at March 31, 2008. Based on this valuation, the Company recognized a goodwill impairment expense of $20.6 million in the first quarter of 2008.

In the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the March 31, 2008 valuation. The Company reviewed the market approach used at March 31, 2008 and determined that the stock prices of the comparable public companies used in that approach had decreased, on average, 23% in the second quarter of 2008. An updated market approach resulted in a valuation of FPB significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed for a total year-to-date goodwill impairment of $34.3 million.

Also in the second quarter, the Company determined that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million. The residual balance of $1.0 million will be amortized over a weighted average of eight years using straight line amortization.

The Company acquired DTC on February 1, 2008 and allocated $0.5 million of the purchase price to goodwill and $3.1 million to advisory contracts, non-compete agreements, and trade name intangibles. The advisory contracts will be amortized using the straight-line method over ten years and the non-compete agreements will be amortized using the straight-line method over seven years.

On January 2, 2008, the Company completed an additional purchase of approximately 3% of BOS. The purchase price was approximately $1.6 million, of which $1.0 million was allocated to goodwill and $0.6 million to intangible assets.

For tax purposes, the goodwill relating to Sand Hill, DGHM, KLS, DTC, and a portion of the goodwill relating to BPVI and FPB, is expected to be deductible.

The following is the activity in intangible assets:

	At June 30, 2008			At December 31, 2007
(In thousands) Other Intangibles	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Advisory contracts	$75,586	$15,657	$59,929	$73,432	$11,896	$61,536
Core deposit intangibles	48,013	12,424	35,589	54,570	12,653	41,917
Trade names and other	3,251	16	3,235	2,040	—	2,040
Employee agreements	4,127	1,786	2,341	3,757	1,427	2,330
Mortgage servicing rights	555	55	500	555	29	526

Total	$131,532	$29,938	$101,594	$134,354	$26,005	$108,349

Amortization expense for the quarters ended June 30, 2008 and 2007 was $ 3.6 million and $3.5 million, respectively, a decrease of less than $0.1 million, or 1%. Amortization expense for the six months ended June 30, 2008 and 2007 was $6.8 million and $7.1 million, respectively, a decrease of $0.3 million, or 4%. The DTC, Charter, and BOS acquisitions increased amortization for the six months ended June 30, 2008 by $0.9 million, and the reduced amortization at FPB, Gibraltar, KLS, DGHM, and Anchor, based on the amortization method, decreased amortization by $1.2 million.

(9) Contingent Convertible Senior Notes

In the first half of 2008 the Company repurchased $194.0 million of its outstanding 3.00% Contingent Convertible Senior Notes due 2027 (the “Notes”) reducing the outstanding balance to $93.5 million at June 30, 2008, from $287.5 million at December 31, 2007. To make the repurchases, the Company used cash received from the repayment of certain intercompany notes which it previously made to certain affiliate Banks with proceeds from the original issuance of the Notes.

The Banks replaced such intercompany notes with funding sources that have a lower interest rate than the intercompany notes. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $8.6 million and $19.9 million for the three and six months ended June 30, 2008, respectively.

(10) Income Taxes

The tax expense for the first six months of 2008 was $5.6 million. Since FPB was acquired pursuant to a tax-free reorganization, the goodwill generated by the acquisition is not deductible for tax purposes. Therefore, the Company was not able to recognize a tax benefit from FPB’s $34.3 million goodwill impairment charge recognized during the first six months of 2008. As a result of restructuring the equity of Westfield, the Company had a non-cash, non-tax deductible charge of $66 million for the Profits Interests and call options awarded to Westfield’s management in the second quarter of 2008. In addition, the first quarter 2008 tax provision was reduced by $0.8 million due to a reduction in the tax reserve. The reserve was reduced because the Internal Revenue Service did not appeal a tax case that was favorable to our tax position related to the interest expense deductions for consolidated groups with tax exempt income.

The effective tax rate of (6.6)% for the first six months of 2008 was calculated based on the actual results for the first six months of 2008 and not on a projected annual effective tax rate. The annual effective tax rate cannot be predicted due to the potential variability in future financial results. The unusual tax rate for 2008 is mostly due to the two non-deductible items noted. The effective tax rate for 2008 was also higher due to increased state taxes. The effective tax rate for the first six months of 2007 was 32.7% and the related income tax expense was $8.7 million.

(11) Westfield Re-equitization

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. As a result of the re-equitization, the Company is entitled to up to approximately $30 million of pre-tax earnings and one-third of any excess over that amount. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of that amount. The grant of the Profits Interest was accounted for in accordance with FASB Statement 123(R), Share-Based Payments and resulted in an expense of $46 million on the grant date. That amount was determined based on the present value of projected future cash flows distributable to the Profits Interests holders. The projected cash flows were based on a revenue growth rate of 9%, operating margins ranging from 40% to 44%, and a 17% cost of capital.

The Company granted Westfield management a call option to purchase 50% of its remaining interest in two years and 100% of the remaining interest in five years. The purchase price will be based on a multiple of trailing 12 month pre-tax earnings allocated to the Company. That purchase price was determined to be at a discount to fair value (approximately 7.5%) and resulted in an expense of approximately $20 million recognized on the grant date.

Immediately after the effective date, key employees of Westfield have control of the entity while the Company will have 100% of the investment at risk in the entity. Therefore, Westfield meets the definition of a variable interest entity under FIN 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate it. As there are no newly consolidated assets or liabilities, the Company will retain its previous basis in the net assets of Westfield in consolidation.

(12) Recent Accounting Developments

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

In March 2008, the FASB issued Statement No. 161 Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 which expands the disclosure requirements related to an entity’s derivative activities. The statement requires additional qualitative disclosures regarding the purpose of the entity’s derivative activities as well as significant quantitative disclosures including a tabular presentation of derivatives by category and their location in the financial statements. The statement is effective for the Company in the first quarter of 2009. The statement will have no effect on the accounting for derivative activities at the Company, but will require enhanced disclosures.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset. This statement will be effective for the Company in the first quarter of 2009 and management does not believe that the adoption will have a material affect on the financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the Contingent Convertible Senior Notes discussed in Note 15 in Boston Private’s Annual Report on Form 10-K and will require retroactive application for our 2007 and 2008 financial statements. This statement will be effective for the Company in the first quarter of 2009. Management believes that this FSP will have a significant effect on the financial statements and is currently evaluating the impact.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities to clarify that non-vested shares issued to employees as compensation are considered participating securities prior to vesting. As a result of this FSP, a company with outstanding non-vested shares will be required to apply the two-class method in determining earnings per share. This statement will be effective for the Company in the first quarter of 2009 and management does not believe that the adoption of this FSP will have a material effect on earnings per share.

(13) Subsequent Events

On July 22, 2008, the Company announced that it planned to raise approximately $85 million through the sale of shares of Boston Private common stock in an underwritten public offering. The Company also announced that it granted the underwriters an option to purchase additional shares of common stock representing 15% of the gross offering proceeds to cover over-allotments, if any.

On July 23, 2008, the Company announced the pricing of the public offering of 16 million shares of Boston Private common stock at a price of $6.00 per share. In addition, the option granted to the underwriters to purchase an additional 15% was exercised resulting in an additional 2.4 million shares being issued. The total issuance was 18.4 million shares and the proceeds, net of the 5% underwriting discount, were $104.9 million. The offering closed on July 29, 2008.

The Company intends to utilize the net proceeds from the offering to strengthen its capital base, including providing future capital for potential resolution of its classified loans, to provide growth capital for its affiliates and for general corporate purposes.

Also on July 22, 2008, the Company announced that it entered into an investment agreement (the “Investment Agreement”) with The Carlyle Group LLC (“Carlyle”) pursuant to which the Company will raise in the aggregate approximately $75 million (the “Private Offering”). Under the terms of the Investment Agreement, an entity controlled by Carlyle (the “Purchaser”) has agreed to purchase shares of a newly-created non-voting Series A Mandatorily Convertible Preferred Stock (the “Series A Preferred Stock”) and shares of a newly-created non-voting Series B Contingent Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). The Purchaser will purchase shares of Series A Preferred Stock equal, on an as-converted basis, to approximately 9.99% of our outstanding shares, including the shares sold pursuant to this offering and shares issuable upon conversion of the Series A of Preferred Stock, with a conversion price of $5.52 per share, subject to customary anti-dilution adjustments, and shares of Series B Preferred Stock equal, on an as-converted basis when combined with the Series A Preferred Stock, to approximately 19% of our outstanding shares, including the shares sold pursuant to this offering and shares issuable upon conversion of both series of Preferred Stock, with a conversion price of $5.52 per share, subject to customary anti-dilution adjustments. In connection with the investment, for every five shares of common stock issuable upon conversion of the Preferred Stock, the Purchaser will receive warrants (“Warrants”) to purchase two shares of common stock during the next five years at a price of $6.62 per share. As a result, the Purchaser’s economic interest in Boston Private, assuming conversion of all of the Preferred Stock and exercise of all of the Warrants, would be approximately 24.99%.

The Series A Preferred Stock will automatically convert into shares of common stock on the first business day following the shareholders’ meeting called to approve the potential issuance of shares of common stock upon conversion of the Series B Preferred Stock and exercise of the Warrants regardless of the outcome of the votes at the meeting. The issuance of common stock upon conversion of the Series B Preferred Stock and exercise of the Warrants is subject to shareholder approval.

Initially, both series of Preferred Stock will be entitled to receive dividends payable on our common stock on an as-converted basis. If we do not hold a shareholders’ meeting by December 15, 2008, the dividend rate on the Series A Preferred Stock will carry a non-cumulative annual dividend of 20% (accruing from September 30, 2008) until a meeting is held. If our shareholders do not approve the conversion of the Series B Preferred Stock prior to the record date for our fourth quarter dividend period, the Series B Preferred Stock will carry a non-cumulative annual dividend of 14% (accruing from September 30, 2008), increasing to 15.5% and ultimately to 20% in the following two dividend periods if our shareholders do not approve the conversion at a subsequent meeting.

Pursuant to the terms of the Investment Agreement, the Company will appoint John Morton, III, a seasoned bank executive, to the Company’s board of directors as Carlyle’s representative. Carlyle will be entitled to maintain a representative on the board of directors for so long as they beneficially own 5% of our outstanding shares of common stock (assuming conversion of all of the Preferred Stock and exercise of all the Warrants).

In January of 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank as administrative agent to provide a committed line of credit. The Credit Agreement provided for a line of credit (the “Line”) to be made available to the Company in an amount up to $75 million with a group of unaffiliated banks. The purpose of the Line was to refinance indebtedness outstanding, to finance working capital needs, permitted investments, dividends and acquisitions, and for other general corporate purposes of the Company and its subsidiaries. The Company was required to comply with certain affirmative and negative covenants and maintain various financial ratios including without limitation various minimum capital and loan loss ratios in conjunction with the Line. Interest on the Line was based on a floating rate.

As a result of the Westfield re-equitization in the second quarter of 2008, the impairment charges at FPB, and the substantial increase in the provision for loan losses in the past year the Company was out of compliance with certain ratios and covenants required under the Credit Agreement in the first and second quarters of 2008. Given the equity raise in the third quarter of 2008 and considering the restrictive covenants on the Credit Agreement, the Company has decided to terminate the Line in the third quarter of 2008. On August 5, 2008 the Company gave written notification of termination of the Line to SunTrust Bank, the lead lender in the bank group. The Company will write off the unamortized loan origination costs of approximately $0.3 million in the third quarter of 2008 as a result of terminating the Line. There are no prepayment penalties associated with terminating the Line. The notice of termination is effective three business days after delivery. The Company intends to negotiate a new line with a lower credit balance with less restrictive covenants. The Company does not believe the termination of the Line will have a material impact on liquidity.

On August 4, 2008, the Company increased its ownership interest in BOS by 6% from approximately 64% to approximately 70%.

MANAGEMENT’S DISCUSSION AND ANALYSIS of

RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2008.

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, evaluations of future interest rate trends and liquidity, prospects for growth in assets and prospects for overall results over the long term. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond Boston Private’s control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Boston Private’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on Boston Private’s private banking and asset investment advisory activities; changes in interest rates; competitive pressures from other financial institutions; a deterioration in general economic conditions on a national basis or in the local markets in which Boston Private operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; adequacy of loan loss reserves; reduction in deposit levels necessitating increased borrowing to fund loans and investments; the passing of adverse government regulation; the risk that goodwill and intangibles recorded in Boston Private’s financial statements will become impaired; and risks related to the identification and implementation of acquisitions; as well as the other risks and uncertainties detailed in Boston Private’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. Boston Private does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three functional segments, Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2008. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In February of 2008, the Company acquired a 70.1% share of DTC. In 2007 the Company acquired Charter, increased its equity interest in BOS to a majority interest and decreased its ownership in Sand Hill from 100% ownership to 76%. The financial results of these entities have had an impact on our results of operations for the second quarter and first six months of 2008, and should be considered in comparing the Company’s results of operations for the second quarter and first six months of 2008 to the same respective periods of 2007. The following table provides additional detail for these transactions.

Name of Acquisition	Acquisition/ Consolidation Date	Total Assets at Acquisition/ Consolidation	Assets under Management and Advisory at Acquisition/ Consolidation
DTC	February 1, 2008	$0.9 Million	$0.9 Billion
BOS	August 1, 2007	$5.5 Million	$2.0 Billion
Charter	July 1, 2007	$316.1 Million	$—

During the second quarter of 2008, the Company earned revenues of $120.0 million, an increase of 24% over revenues of $96.6 million for the same period in 2007. Total operating expenses, including minority interest, were $168.3 million for the second quarter of 2008, an 88% increase over total operating expenses, including minority interest, of $89.6 million for the same period in 2007. The Company reported a net loss for the second quarter of 2008 of $80.6 million, or $(2.11) per diluted share, as compared to net income for the same period in 2007 of $4.8 million, or $0.13 per diluted share.

The principal items that negatively impacted the Company’s results in the second quarter of 2008 include: the non-cash, non- deductible compensation charge at Westfield of $66 million, decreasing earnings per diluted share by approximately $1.69; the non-cash impairment charges at FPB of $16.0 million, net of tax, decreasing earnings per diluted share by approximately $0.41; and increased provisions for loan losses driven by economic declines of $17.6 million, net of tax, decreasing earnings per diluted share by approximately $0.46. These charges were slightly offset by the gains, net of tax, of $5.1 million, or $0.13 per diluted share, recognized on the repurchase of the Company’s 3% Contingent Convertible Notes due 2027 (the “Notes”), and growth at the Company’s fee based segments.

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. The grant of the Profits Interest was accounted for in accordance with FASB Statement 123(R), Share-Based Payments and resulted in a non-cash, non-deductible compensation charge of $46 million on the grant date. The two call rights resulted in a non-cash, non-deductible compensation charge of approximately $20 million recognized on the grant date. These two non-cash charges of $66 million have no material impact on the Company's regulatory capital or liquidity. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 11: Westfield Re-equitization” for further detail.

During the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result the Company reviewed the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter of 2008 for a total year-to-date goodwill impairment of $34.3 million. In addition, the Company also determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail.

The Company’s provision for loan losses increased $31.2 million, to $31.9 million, compared to $0.7 million for the same period in 2007 primarily due to the further deterioration in the Southern California market and increases in the Company’s classified and non-accrual loans. 74%, or $23.2 million, of the increase was at FPB, the Company’s Southern California bank, and 15%, or $4.6 million, of the increase was at Charter, the Company’s Pacific Northwest bank which was acquired in the third quarter of 2007. The increase in provision at FPB is related almost entirely to the bank’s construction and land development portfolio in the Inland Empire region of Southern California, which has been severely impacted by the recent rapid decline in values. The increase in provision at Charter is primarily due to the slowing of the economy in the Pacific Northwest region. As a result of the economic conditions in the real estate markets the Company’s classified and non-accrual loans increased $47.8 million, or 24%, and $20.1 million, or 24%, respectively, compared to the first quarter of 2008. 45%, or $21.4 million, of the second quarter increase in classified loans compared to the first quarter of 2008 was driven by Gibraltar the Company’s Southern Florida bank. 91%, or $18.2 million, of the second quarter increase in non-accrual loans compared to the first of 2008 was driven by FPB.

During the second quarter of 2008, the Company repurchased $86.5 million of its Notes generating gain, net of tax, of approximately $5.1 million, or $0.13 per share. To make the repurchases, the Company used cash received from the repayment of certain intercompany notes which were previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. As a result of the repurchase the Company expects to reduce interest expense and increase the net interest margin. In the aggregate the Banks expect to realize a benefit of reduced cost of funding on the $86.5 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

The Company’s Private Banking segment reported a net loss of $20.2 million in the second quarter of 2008 compared to net income of $12.8 million for the same period in 2007. Although the Company’s Private Banks were negatively impacted by the increased provisions for loan losses and the second quarter impairment charges, revenue growth for the segment in the second quarter of 2008 was 16% compared to the same period in 2007. Private Banking revenues for the second quarter 2008 were $66.5 million, or 58% of total segment revenues, compared to $57.5 million, or 58% of total segment revenue for the same period in 2007. 42%, or $3.8 million, of the revenue increase for the second quarter of 2008 was attributable to the Company’s acquisition of Charter in the third quarter of 2007. Other drivers increasing revenues for the second quarter of 2008 include increased net interest income due to lower cost of funds on interest bearing liabilities and an increase in the Banks’ investment management and trust revenues. Total expenses at the Banks for the second quarter of 2008 increased $21.4 million, or 57%, to $58.8 million, compared to $37.5 million for the same period in 2007. $17.4 million, or 81%, of the increase, was driven by the non-cash impairment charges at the Company’s Southern California bank, FPB, and $2.8 million, or 13%, was driven by the acquisition of Charter in the third quarter of 2007. Assets Under Management (“AUM”) for the Banks, at June 30, 2008 were $4.7 billion, a decrease of $85 million from December 31, 2007. Market depreciation for the first half of 2008 outpaced the Banks’ net flows of $159 million.

The Company’s Investment Management segment reported a net loss of $59.8 million in the second quarter of 2008 compared to a net loss of $3.4 million for the same period in 2007. Although the Company’s Investment Management segment was negatively impacted by the non-cash, non-deductible compensation charge at Westfield, revenue growth for the second quarter 2008 was 4% compared to the same period in 2007. Investment Management revenues for the second quarter of 2008 were $35.3 million, or 31% of total segment revenues, compared to $34.0 million, or 34% of total segment revenues for the same period in 2007. The increase in revenues was primarily driven by the growth of the Investment Managers’ AUM. The Investment Managers’ AUM grew approximately 5%, or $1.0 billion to $22.9 billion compared to $21.9 billion for the same period in 2007. AUM growth was driven by net flows and market appreciation. Net flows for the 12 months ended June 30, 2008 was $850 million, and market appreciation for the same period was $187 million. Total expenses, including minority interest, at the Investment Management firms for the second quarter of 2008 increased $51.0 million, to $90.4 million, compared to $39.4 million for the same period in 2007. Included in the Investment Managers’ total expenses for the second quarter of 2008 was the non-cash, non-deductible compensation charge of $66 million at Westfield, compared to the non-cash impairment charges of $17.9 million at DGHM for the second quarter of 2007. AUM at June 30, 2008, for the Investment Managers, were $22.9 billion, a decrease of $128 million from December 31, 2007. Market depreciation for the first half of 2008 outpaced the Investment Managers’ net flows of $422 million.

The Company’s Wealth Advisory segment reported net income of $1.3 million in the second quarter of 2008 compared to net income of $0.9 million for the same period in 2007. Wealth Advisory revenues for the second quarter of 2008 were $12.9 million, or 11% of total segment revenues, compared to $8.0 million, or 8% of total segment revenues for the same period in 2007. Total revenue increased $4.9 million, or 62% for the second quarter of 2008 compared to the same period in 2007. Total expenses, including minority interest, at the Wealth Advisory firms increased $4.1 million, or 65%, to $10.5 million, compared to $6.4 million for the same period in 2007. The increase in the Wealth Advisory firms’ revenues and expenses for the second quarter 2008, compared to the same period in 2007, was attributed to the acquisition and consolidation of DTC and BOS, respectively. AUM at June 30, 2008 for the Wealth Advisors was $9.7 billion, an increase of $650 million from December 31, 2007, which included the acquired AUM of DTC of $908 million.

The income tax expense for the second quarter of 2008 was $0.4 million, as compared to $1.4 million for the same period of 2007. The effective tax rate and expense for the second quarter of 2008 was impacted by the non-deductible compensation charge at Westfield, and the non-deductible goodwill impairment charge at FPB. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 10: Income Taxes” for further detail.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends and which involve the most complex or subjective decisions or assessments are as follows:

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

Goodwill is recognized in an acquisition where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events or changes in circumstances that indicate impairment is probable and at least annually in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Goodwill is tested at the affiliate partner level which is one level below our operating segments. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007. Goodwill impairment testing was performed during the fourth quarter of 2007 using a combination of discounted cash flow analysis and market multiples. At that time, the Company determined that goodwill was impaired at Gibraltar, and has since determined that goodwill at FPB was impaired both in the first and second quarters of 2008. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail. Management will perform the 2008 annual goodwill impairment test in the fourth quarter.

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

The allowance for loan losses is determined using a systematic analysis and a disciplined procedure based on historical experience, product types, and industry benchmarks. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying coverage percentages to groups of loans based on risk. The Banks routinely review loans to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management’s judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of current and forecasted economic conditions on borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-accrual loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

During the second quarter, the allowance for loan losses was increased $31.9 million to provide for additional losses and decreased $22.9 million for charged-off loans to $97.9 million. This increase reflects the higher level of non-accrual, past-due, and classified loans, as well as continued growth in the loan portfolio.

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

In the six months ended June 30, 2008, the Company granted approximately 631 thousand options. Those stock options were valued using the Black-Scholes model utilizing an expected term of approximately 6.5 years and a 36% volatility. All stock options are issued with an exercise price equal to the closing stock price of the Company’s stock except for 272 thousand options that were issued to executives of the Company on May 15. Those options were issued with a strike price of $20.37 when the closing stock price was $9.13. Stock compensation expense in the second quarter and first six months of 2008 from grants of stock options amounted to $1.1 million and $2.3 million, respectively.

The Company also grants restricted stock to employees with vesting periods from 3 to 5 years. Restricted stock awards are valued based on the closing pricing of the Company’s common stock on the date of grant and amortized over the term the award is restricted. Stock compensation expense in the second quarter and first six months of 2008 from grants of restricted stock amounted to $718 thousand and $1.2 million, respectively.

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined that a valuation allowance is not required for deferred tax assets at June 30, 2008, there is no guarantee that these assets will ultimately be realized.

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not that the balance of deferred tax assets at June 30, 2008 is realizable and no valuation allowance is needed.

The Company estimated the quarterly income tax on actual earnings to date and not on a projected annual effective tax rate. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 10: Income Taxes” for further detail.

Financial Condition

Total Assets. Total assets increased $364.4 million, or 5%, to $7.2 billion at June 30, 2008 from $6.8 billion at December 31, 2007. This increase was primarily driven by organic growth in loans which were funded by additional Federal Home Loan Bank borrowings and deposits.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) increased $65.8 million, or 10%, to $736.3 million, or 10% of total assets, at June 30, 2008, from $670.5 million, or 10% of total assets, at December 31, 2007. The Banks acquire securities for various purposes such as providing a source of income through interest income or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 4: Investments” for a summary of the Company’s investment securities.

Loans held for sale. Loans held for sale increased $6.8 million, or 100%, to $13.6 million at June 30, 2008 from $6.8 million at December 31, 2007. This increase was primarily the result of the timing of loan sales and the type of residential loans originated at the Banks. The Banks sell a majority of their fixed rate residential loan originations and hold the majority of variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $336.2 million, or 6%, to $5.6 billion, or 78% of total assets, at June 30, 2008, from $5.3 billion, or 77% of total assets, at December 31, 2007. This increase was primarily driven by organic growth of commercial and residential loans which increased $170.1 million, or 7%, and $120.7 million, or 7%, respectively. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Risk Elements. The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

Non-performing assets increased $56.0 million, or 104%, to $109.8 million, or 1.53% of total assets, at June 30, 2008, from $53.8 million, or 0.79% of total assets, at December 31, 2007. Total non-accrual loans at June 30, 2008 were $105.1 million, an increase of $52.5 million, or 100%, from $52.6 million at December 31, 2007. The increase in non-accrual loans was primarily driven by the deterioration in the real estate market in Southern California.

The Company also has OREO and repossessed assets of $4.2 million and $0.5 million, respectively, at June 30, 2008. At December 31, 2007 OREO and repossessed assets were $0.7 million and $0.5 million, respectively. OREO increased $3.5 million in the first half of 2008. The OREO assets on the Company’s books consist of six properties that the Company is currently marketing for sale.

At June 30, 2008, loans with an aggregate balance of $30.5 million, or 0.55% of total loans, were 30-89 days past due, an increase of $8.2 million, or 36%, as compared to $22.4 million at December 31, 2007. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of June 30, 2008 or December 31, 2007.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in our Banks’ locations, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral.

The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Company. At June 30, 2008, the Company had classified loans of $245.4 million, an increase of $125.3 million, or 104%, as compared to $120.1 million at December 31, 2007. Impaired loans are generally included with the balance of classified loans. The increase in classified loans reflects a decline in the valuation of collateral and or a deterioration of the credit worthiness of the borrower. Impaired loans totaled $170.1 million as of June 30, 2008, an increase of $120.1 million as compared to $50.0 million at December 31, 2007. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 6: Loans Receivable” for a summary of the Private Banking credit quality data by geography.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At June 30, 2008, the allowance for credit losses totaled $103.2 million and was comprised of the allowance for loan losses of $97.9 million and the reserve for unfunded loan commitments of $5.3 million. The allowance for credit losses increased $26.1 million, or 34%, from December 31, 2007. This increase reflects the higher level of non-accrual, past-due, and classified loans as well as continued growth in the loan portfolio. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Ending gross loans	$5,596,065	$4,586,161	$5,596,065	$4,586,161

Allowance for loan losses, beginning of period	88,953	44,555	70,992	43,387
Provision for loan losses	31,904	745	51,552	1,921
Charge-offs	(22,943)	(140)	(24,711)	(150)
Recoveries	7	665	88	667

Allowance for loan losses, end of period	$97,921	$45,825	$97,921	$45,825

Reserve for unfunded loan commitments, beginning of period	$6,147	$5,748	$6,055	$5,585
(Credit)/provision for unfunded loan commitments	(892)	422	(800)	585

Reserve for unfunded loan commitments, end of period	$5,255	$6,170	$5,255	$6,170

Allowance for credit losses, end of period	$103,176	$51,995	$103,176	$51,995

Allowance for loan losses to ending gross loans	1.75%	1.00%	1.75%	1.00%
Allowance for credit losses to ending gross loans	1.84%	1.13%	1.84%	1.13%

See Part 1, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 7: Allowance for Credit Losses” for a summary of the allowance for credit losses by geography.

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks (“FHLB”) and Bankers Bank increased $12.4 million, or 25%, to $61.8 million at June 30, 2008 from $49.4 million at December 31, 2007. The increase was driven by the increased level of advances in FHLB Borrowings to fund portions of the Banks’ loan growth and to fund the repurchase of other long-term debt. As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill decreased $32.2 million, or 9%, to $317.7 million at June 30, 2008 from $349.9 million at December 31, 2007. The decrease is driven by the $34.3 million impairment loss recognized at FPB See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail. The decrease in goodwill was slightly offset by the additional goodwill purchased with the DTC acquisition on February 1, 2008 and the additional goodwill resulting from the Company’s January 2, 2008 3% ownership increase in BOS.

Intangible Assets. Intangible assets decreased $6.8 million, or 6%, to $101.6 million at June 30, 2008 from $108.3 million at December 31, 2007. $3.7 million, or 55%, of the decrease was driven by the intangible impairment loss recognized at FPB See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail. Other drivers of the decrease include the amortization recorded in the first half of 2008. The decrease in intangibles was slightly offset by the additional intangibles purchased with the DTC acquisition on February 1, 2008 and the additional intangibles resulting from the Company’s January 2, 2008 3% ownership increase in BOS.

Deposits. The Company experienced an increase in total deposits of $87.5 million, or 2%, to $4.5 billion, or 62% of total assets, at June 30, 2008, from $4.4 billion, or 64% of total assets, at December 31, 2007. The increase in deposits is primarily driven by the organic growth at several of the Company’s Banks. The Banks have also increased their use of brokered CDs to assist with funding new loan growth. The following table shows the composition of our deposits at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Balance	As a % of Total	Balance	As a % of Total
	(In thousands)
Demand deposits (non-interest bearing)	$783,182	17.6%	$758,696	17.3%
NOW	433,300	9.7	431,927	9.9
Savings	232,717	5.2	256,803	5.9
Money market	1,616,692	36.2	1,794,366	41.0
Certificates of deposit under $100,000	598,132	9.3	187,341	4.3
Certificates of deposit $100,000 or greater	798,584	22.0	945,968	21.6

Total	$4,462,607	100.0%	$4,375,101	100.0%

Borrowings. Total borrowings (consisting of FHLB borrowings, federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) junior subordinated debentures, and other long-term debt) increased $314.7 million, or 19%, to $1.9 billion at June 30, 2008 from $1.6 billion at December 31, 2007. FHLB borrowings (net of unamortized fair valuation adjustments) increased $349.5 million, or 42%. The increase in FHLB borrowings was used to repurchase other long-term debt and to fund a portion of loan demand. Repurchase agreements increased $35.1 million, or 13%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature. Federal funds purchased increased $124.0 million. Federal funds purchased provide short-term liquidity to the Banks and balances vary on a daily basis based on funding requirements. Junior subordinated debentures and other long-term debt decreased $194.0 million or 37%, to $331.6 million at June 30, 2008 from $525.6 million at December 31, 2007. The Company repurchased $194.0 million of its Notes. As a result of the repurchases, the Company replaced the debt with lower cost funding. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $8.6 million and $19.9 million for the three and six months ended June 30, 2008, respectively.

Other liabilities. Other liabilities decreased $16.9 million, or 11%, to $130.7 million at June 30, 2008 from $147.6 million at December 31, 2007. The decrease is due to the payments on the 2007 accrued compensation, the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2008 pursuant to the terms of the acquisition agreements, and due to the reduction made to the DGHM contingent liability to reflect lower estimated contingent payments that were previously accrued for as of the date of acquisition.

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

At June 30, 2008, consolidated cash and cash equivalents and securities available-for-sale amounted to $888.3 million, or 12% of total assets of the Company. This compares to $843.9 million, or 12% of total assets, at December 31, 2007. The Banks use a portion of their securities as collateral for borrowings and other purposes which reduces the amount of securities they could sell in the short-term.

Bank Liquidity. The Banks are each a member of their regional FHLB, and as such, have access to short and long-term borrowings from those institutions. At June 30, 2008, the Banks had available credit of $465.5 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available-for-sale, less the portion used as collateral) and FHLB borrowing capacity of the Banks totaled $1.0 billion at June 30, 2008, which equals 17% of the Banks’ total liabilities and 15% of the Banks’ total assets. In addition to FHLB borrowings, the Banks have access to brokered CD’s, federal funds lines, and repurchase agreements. In addition to the above liquidity, the Banks have access to the Federal Reserve Banks’ Discount Window facility which can provide short-term liquidity as “lender of last resort.” Access to borrowings, including the Federal Reserve Discount Window, may be dependent on available collateral and, in the case of FPB, regulatory approval. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

Effective January 1, 2008, the Company adopted FASB Statement No. 157 and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in FAS 157. As noted in Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 5: Fair Value Measurements”, a majority of the Company’s fair value measurements utilize Level 2 inputs. The Company’s Level 2 financial instruments consist primarily of available for sale debt securities. These debt securities were initially valued at their transaction price and subsequently valued based on reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events. Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.

Liquidity at the Holding Company should also be considered separately from the consolidated liquidity as there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the investment managers and wealth advisors, and access to the money and capital markets.

In the third quarter of 2008, the Company issued 18.4 million shares of common stock in a public offering and raised approximately $104.9 million, net of the underwriting discount. The Company also expects to raise another $75 million in the third quarter from a private issuance of common and preferred stock. The total estimated proceeds in the third quarter, net of all fees and costs is approximately $173 million. The purpose of this additional equity was primarily to strengthen the Company’s capital base, including providing future capital for potential resolution of its classified loans, to provide growth capital for its affiliates and for general corporate purposes.

In addition, at June 30, 2008, the Holding Company had $10 million of 4.20% fixed rate notes receivable from Boston Private Bank due July 2009. In the second quarter of 2008, Boston Private Bank and Gibraltar repaid $96.5 million of the intercompany notes.

In January of 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank as administrative agent to provide a committed line of credit. The Credit Agreement provided for a line of credit (the “Line”) to be made available to the Company in an amount up to $75 million with a group of unaffiliated banks. The purpose of the Line was to refinance indebtedness outstanding, to finance working capital needs, permitted investments, dividends and acquisitions, and for other general corporate purposes of the Company and its subsidiaries. The Company was required to comply with certain affirmative and negative covenants and maintain various financial ratios including without limitation various minimum capital and loan loss ratios in conjunction with the Line. Interest on the Line was based on a floating rate.

As a result of the Westfield re-equitization in the second quarter of 2008, the impairment charges at FPB, and the substantial increase in the provision for loan losses in the past year the Company was out of compliance with certain ratios and covenants required under the Credit Agreement in the first and second quarters of 2008. Given the equity raise in the third quarter of 2008 and considering the restrictive covenants on the Credit Agreement, the Company has decided to terminate the Line in the third quarter of 2008. On August 5, 2008 the Company gave written notification of termination of the Line to SunTrust Bank, the lead lender in the bank group. The Company will write off the unamortized loan origination costs of approximately $0.3 million in the third quarter of 2008 as a result of terminating the Line. There are no prepayment penalties associated with terminating the Line. The notice of termination is effective three business days after delivery. The Company intends to negotiate a new line with a lower credit balance with less restrictive covenants. The Company does not believe the termination of the Line will have a material impact on liquidity.

At June 30, 2008, the estimated cash payments accrued under deferred purchase obligations was approximately $1.1 million which is to be paid in 2008 and 2009. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM.

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

The Company is required to pay interest quarterly on its junior subordinated debentures and other long-term debt. The estimated cash outlay for the interest payments in 2008 is approximately $20.6 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the dividends previously paid in 2008, the reduced dividend rate announced in the third quarter of 2008, from $0.10 per share to $0.01 per share, and estimated shares outstanding, including the additional shares issued in the third quarter of 2008, the Company estimates the amount to be paid out in 2008 for dividends to shareholders will be approximately $8.5 million.

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

The Company believes that the Holding Company has adequate liquidity to meet its commitments for the foreseeable future. Liquidity at the Holding Company is dependent upon the liquidity of its subsidiaries. The Company believes that the subsidiaries are well capitalized, and the Banks also have access to borrowings from the FHLB and other sources as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital Resources

The Company’s stockholders’ equity at June 30, 2008 was $641.6 million, or 9% of total assets, compared to $662.5 million, or 10% of total assets at December 31, 2007. The decrease in stockholders’ equity in the first six months of 2008 was the result of the current period net loss, dividends paid to stockholders, and the change in accumulated other comprehensive loss. The decreases were partially offset by the common stock issued for acquisitions, including contingent payments, proceeds from options exercised including tax benefits, if any, common stock issued in connection with stock grants to employees, and stock issued in connection with the Company’s employee stock purchase plan.

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

On May 27, 2008, in connection with its most recent examination by the FDIC, the members of the Board of Directors of FPB entered into an informal supervisory agreement (a memorandum of understanding) with the FDIC and the California Commissioner of Financial Institutions to address certain matters raised in the examination. Disclosure of FDIC examination matters and the related terms of the memorandum of understanding are prohibited. Compliance with the terms of the memorandum of understanding is not expected to have a material adverse effect on the Company.

To be categorized as “well capitalized” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized”.

As of June 30, 2008, the Company and all the Banks have capital ratios above the minimum standards to be considered well capitalized. Due to the supervisory agreement between the FDIC and FPB, the Company and FPB can only be classified as adequately capitalized. As of June 30, 2008, except for FPB, all of the Banks meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized.

The Company contributed an additional $22 million in the second quarter of 2008 to FPB and $3.8 million in the third quarter. These capital contributions were needed for FPB to meet applicable regulatory capital requirements.

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2008:
Total risk-based capital
Company	$562,310	10.85%	$414,763	>8.0%	$518,454	>10.0%
Boston Private Bank	217,166	10.99	158,020	8.0	197,526	10.0
Borel	126,337	10.43	96,904	8.0	121,131	10.0
FPB	70,824	12.83	44,147	8.0	55,183	10.0
Gibraltar	122,695	11.51	85,244	8.0	106,555	10.0
Charter	31,016	11.11	22,325	8.0	27,906	10.0
Tier I risk-based
Company	484,656	9.35	207,382	4.0	311,072	6.0
Boston Private Bank	192,466	9.74	79,010	4.0	118,515	6.0
Borel	112,849	9.32	48,452	4.0	72,678	6.0
FPB	63,517	11.51	22,073	4.0	33,110	6.0
Gibraltar	109,338	10.26	42,622	4.0	63,933	6.0
Charter	27,481	9.85	11,162	4.0	16,744	6.0
Tier I leverage capital
Company	484,656	7.24	267,790	4.0	334,738	5.0
Boston Private Bank	192,466	6.61	116,488	4.0	145,611	5.0
Borel	112,849	9.39	48,067	4.0	60,084	5.0
FPB	63,517	9.57	26,554	4.0	33,193	5.0
Gibraltar	109,338	7.74	56,490	4.0	70,613	5.0
Charter	27,481	8.11	13,555	4.0	16,944	5.0

As of December 31, 2007:
Total risk-based capital
Company	$535,525	10.84%	$395,263	>8.0%	$494,079	>10.0%
Boston Private Bank	202,392	10.87	149,000	8.0	186,251	10.0
Borel	117,309	10.76	87,223	8.0	109,029	10.0
FPB	49,203	8.90	44,222	8.0	55,278	10.0
Gibraltar	118,049	11.00	85,815	8.0	107,269	10.0
Charter	32,465	11.92	21,788	8.0	27,235	10.0
Tier I risk-based
Company	465,285	9.42	197,632	4.0	296,448	6.0
Boston Private Bank	179,100	9.62	74,500	4.0	111,750	6.0
Borel	105,198	9.65	43,612	4.0	65,418	6.0
FPB	42,061	7.61	22,111	4.0	33,167	6.0
Gibraltar	105,643	9.85	42,908	4.0	64,361	6.0
Charter	29,761	10.93	10,894	4.0	16,341	6.0
Tier I leverage capital
Company	465,285	7.28	255,734	4.0	319,668	5.0
Boston Private Bank	179,100	6.54	109,567	4.0	136,959	5.0
Borel	105,198	9.14	46,028	4.0	57,535	5.0
FPB	42,061	7.14	23,576	4.0	29,469	5.0
Gibraltar	105,643	7.53	56,122	4.0	70,152	5.0
Charter	29,761	8.91	13,359	4.0	16,698	5.0

Results of Operations for the Three and Six Months Ended June 30, 2008 versus June 30, 2007

Net (Loss)/Income. The Company recorded a net loss for the three and six months ended June 30, 2008 of $80.6 million, or $(2.11) per diluted share, and $90.5 million or, $(2.39) per diluted share, respectively. Net income for the same periods in 2007 were $4.8 million, or $0.13 per diluted share, and $17.9 million, or $0.47 per diluted share, respectively.

Selected financial highlights are presented in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
(In thousands, except per share data)
Net interest income	$51,779	$44,238	17%	$101,450	$87,622	16%
Fees and other income	68,182	52,332	30%	135,840	100,972	35%

Total revenue	119,961	96,570	24%	237,290	188,594	26%

Provision for loan losses	31,904	745	nm	51,552	1,921	nm
Operating expenses and minority interest	168,287	89,601	88%	270,625	160,059	69%
Income tax expense	398	1,448	nm	5,585	8,705	(36)%

Net (loss)/ income	$(80,628)	$4,776	nm	$(90,472)	$17,909	nm

Diluted earnings per share	$(2.11)	$0.13	nm	$(2.39)	$0.47	nm

nm = not meaningful

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

Net interest income for the second quarter of 2008 was $51.8 million, an increase of $7.5 million, or 17%, compared to the same period in 2007. The $7.5 million increase is the result of a $5.9 million in increased business volumes (change in average balance multiplied by the prior year average rate) and $1.6 million from rate changes (change in average interest rate multiplied by the prior year average balance), on a net basis. The net interest margin was 3.39% for the second quarter of 2008, a decrease of 8 basis points compared to the same period in 2007. Net interest income for the six months ended June 30, 2008 was $101.5 million, an increase of $13.8 million, or 16%, compared to the same period in 2007. The $13.8 million increase is the result of $12.0 million in increased business volumes, and $1.8 million in rate changes, on a net basis. The net interest margin was 3.35% for the six months ended June 30, 2008, a decrease of 13 basis points compared to the same period in 2007. The decrease in the Company’s net interest margin for the three and six months ended June 30, 2008 compared to the same period in 2007 is primarily attributable to the decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008 and the increased non-accrual loans in 2008. Due to the competitive market for deposits, the Banks have not been able to reduce rates on deposits enough to offset the decrease in loan rates.

The following tables set forth the composition of the Company’s net interest margin on a FTE basis for the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$381,433	$3,500	3.67%	$269,464	$3,159	4.69%
Non-taxable investment securities	235,185	3,146	5.35%	231,179	2,954	5.11%
Mortgage-backed securities	97,720	1,301	5.33%	34,539	356	4.10%
Federal funds sold and other	158,452	1,136	2.86%	199,864	2,670	5.30%
Loans(2)
Commercial and construction	3,212,768	53,628	6.62%	2,628,288	50,928	7.68%
Residential mortgage	1,833,659	27,306	5.96%	1,604,611	23,358	5.82%
Home equity and other consumer	345,535	4,924	5.64%	276,672	5,442	7.83%

Total loans	5,391,962	85,858	6.33%	4,509,571	79,728	7.03%
Total earning assets	6,264,752	94,941	6.03%	5,244,617	88,867	6.74%

Interest-bearing liabilities:
Deposits	$3,690,002	$24,798	2.70%	$3,357,940	$29,773	3.56%
Borrowed funds	1,826,641	16,490	3.58%	1,097,778	13,134	4.73%

Total interest-bearing liabilities	5,516,643	41,288	2.99%	4,455,718	42,907	3.85%
Net interest income		$53,653			$45,960
Interest rate spread			3.04%			2.89%
Net interest margin			3.39%			3.47%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.9 million and $1.7 million for 2008 and 2007, respectively.
(2)	Includes loans held for sale.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest Earned/ Paid(1)	Average Rate	Average Balance	Interest Earned/ Paid(1)	Average Rate
	(In thousands)
Earning assets:
Taxable investment securities	$385,865	$7,616	3.95%	$257,255	$5,896	4.58%
Non-taxable investment securities	233,604	6,436	5.51%	231,451	5,842	5.05%
Mortgage-backed securities	74,045	1,906	5.15%	35,033	714	4.06%
Federal funds sold and other	185,367	3,173	3.40%	190,088	5,017	5.27%
Loans(2)
Commercial and construction	3,180,259	109,285	6.81%	2,585,912	100,056	7.70%
Residential mortgage	1,814,997	54,905	6.05%	1,595,097	46,192	5.79%
Home equity and other consumer	331,216	10,211	6.10%	271,644	10,623	7.79%

Total loans	5,326,472	174,401	6.51%	4,452,653	156,871	7.02%
Total earning assets	6,205,353	193,532	6.20%	5,166,480	174,340	6.73%

Interest-bearing liabilities:
Deposits	$3,659,655	$54,370	2.99%	$3,334,997	$58,684	3.55%
Borrowed funds	1,777,598	33,971	3.79%	1,036,952	24,676	4.75%

Total interest-bearing liabilities	5,437,253	88,341	3.25%	4,371,949	83,360	3.83%
Net interest income		$105,191			$90,980
Interest rate spread			2.95%			2.90%
Net interest margin			3.35%			3.48%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $3.7 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income for the second quarter of 2008 was $93.1 million, an increase of $5.9 million, or 7%, compared to the same period in 2007, and $189.8 million for the six months ended June 30, 2008, an increase of $18.8 million, or 11%, compared to the same period in 2007. The increases in the 2008 interest and dividend income is the result of increases in interest income on loans and investments.

Interest income on commercial loans (including construction loans) for the second quarter of 2008 was $52.9 million, an increase of $2.6 million, or 5%, compared to the same period in 2007 as a result of a 22% increase in the average balances, slightly offset by a 106 basis point decrease in the average yield. Interest income on commercial loans for the six months ended June 30, 2008 was $107.8 million, an increase of $9.0 million, or 9%, compared to the same period in 2007 as a result of a 23% increase in the average balances, partially offset by an 89 basis point decrease in the average yield. The increases in the average balances of commercial loans for the three and six months ended June 30, 2008 were due to the organic growth of loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decreases in the yields for the three and six months ended June 30, 2008 was primarily due to the declining short-term interest rate environment, the majority of loan rates based on the Prime rate or the London Interbank Offered Rate “LIBOR” and the additional non-accrual loans in 2008.

Interest income on residential mortgage loans for the second quarter of 2008 were $27.3 million, an increase of $3.9 million, or 17%, compared to the same period in 2007, resulting from a 14% increase in the average balances and a 14 basis point increase in the average yield. Interest income on residential mortgage loans for the six months ended June 30, 2008 was $54.9 million, an increase of $8.7 million, or 19%, compared to the same period in 2007 as a result of a 14% increase in the average balances and a 26 basis point increase in the average yield. The increase in the average balances of residential mortgage loans for the three and six months ended June 30, 2008 was due to the organic growth of loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The increase in the yields for the three and six months ended June 30, 2008 was primarily due to the adjustable rate mortgage (“ARM”) loans repricing or modifying at a higher rate.

Interest income on consumer and other loans for the second quarter of 2008 was $4.9 million, a decrease of $0.5 million, or 10%, compared to the same period in 2007 as a result of a 219 basis point decrease in the average yield, offset by a 25% increase in the average balances. Interest income on consumer and other loans for the six months ended June 30, 2008 was $10.2 million, a decrease of $0.4 million, or 4%, compared to the same period in 2007 as a result of a 169 basis point decrease in the average yield, offset by 22% increase in the average balances. The increase in the average balances of consumer and other loans for the three and six months ended June 30, 2008 was due to the organic growth of loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decrease in the yields was primarily due to a majority of home equity loan rates being tied to Prime rate which decreased 325 basis points from June 30, 2007 to June 30, 2008.

Investment income for the second quarter of 2008 was $8.0 million, a decrease of $0.1 million, or 1%, compared to the same period in 2007 as a result of an 80 basis point decrease in the average yield, partially offset by a 19% increase in the average balance. Investment income for the six months ended June 30, 2008 was $16.9 million, an increase of $1.5 million, or 9%, compared to the same period in 2007 as a result of 23% increase in the average balances offset by a 54 basis point decrease in the average yield. The increase in the average balances was due to the acquisition of Charter in the third quarter of 2007 and increased liquidity. The decline in the average yield was primarily due to investments maturing at higher rates and reinvested at the lower current market price. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings for the second quarter was $41.3 million, a decrease of $1.6 million, or 4%, compared to the same period in 2007 and were $88.3 million for the six months ended June 30, 2008, an increase of $5.0 million, or 6%, compared to the same period in 2007. The second quarter decrease was driven by the decrease in the average rate paid on deposits and borrowings partially offset by the increases in the average balances outstanding of deposits and borrowings. The year to date increase was driven by the increases in the average balances outstanding of deposits and borrowings, partially offset by the decrease in rates paid on deposits and borrowings.

Interest paid on deposits for the second quarter was $24.8 million, a decrease of $5.0 million, or 17%, compared to the same period in 2007 as a result of an 86 basis point decrease in the average rate paid, partially offset by a $332.1 million, or 10%, increase in the average balance. Interest paid on deposits for the six months ended June 30, 2008 was $54.4 million, a decrease of $4.3 million, or 7%, compared to the same period in 2007 as a result of a 56 basis point decrease in the average rate paid, partially offset by a $324.7 million, or 10%, increase in the average balance. The increase in the average balances of deposits was primarily related to the acquisition of Charter in the third quarter of 2007 and, to a lesser extent, organic growth of deposits at the Banks. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates in the fourth quarter of 2007 and the first quarter of 2008.

Interest paid on borrowings for the second quarter of 2008 was $16.5 million, an increase of $3.4 million, or 26%, compared to the same period in 2007 as a result of a $728.9 million, or 66%, increase in the average balance, partially offset by a 115 basis point decrease in the average rate paid. Interest paid on borrowings for the six months ended June 30, 2008 was $34.0 million, an increase of $9.3 million, or 38%, compared to the same period in 2007 as a result of a $740.6 million, or 71%, increase in the average balance partially offset by a 96 basis point decrease in the average rate paid. The increase in the average balances of borrowings was due to the additional FHLB borrowings used to fund a portion of the loan portfolio growth, borrowings used to fund the Charter acquisition, and borrowings to repurchase a portion of the Company’s outstanding common stock.

Provision for Loan Losses. The provision for loan losses for the second quarter of 2008 was $31.9 million, an increase of $31.2 million compared to the same period in 2007, and $51.6 million for the six months ended June 30, 2008, an increase of $49.6 million compared to the same period in 2007. The increases in the provisions for the second quarter and year to date were primarily driven by the Company’s banking affiliate in Southern California, FPB. FPB accounted for 74%, or $23.2 million, of the second quarter increase and 71%, or $35.5 million, of the year to date increase. The increase in provision at FPB is related almost entirely to the bank’s construction and land development portfolio in the Inland Empire region of Southern California, which has been severely impacted by the recent rapid decline in market values. As a result, FPB has seen a substantial increase in non-accrual and classified loans compared to December 31, 2007. At June 30, 2008, FPB’s classified and non-accrual loans were $152.9 million and $69.4 million, respectively, an increase of 90% and 160%, respectively, as compared to December 31, 2007. Compared to the first quarter of 2008 FPB’s classified and non-accrual loans increased $7.8 million, or 5%, and $18.2 million, or 35%, respectively. Other drivers of the increase include increases in the provisions at the Company’s Southern Florida banking affiliate, Gibraltar, and its Pacific Northwest banking affiliate, Charter. The increases in the provisions at Gibraltar and Charter were primarily due to the slowing real estate markets in those regions.

Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Loan Losses.” Charge-offs, net of recoveries, were $22.9 million during the second quarter of 2008 compared to $0.5 million of net recoveries in the second quarter of 2007.

Fees and Other Income. Total fees and other income for the second quarter of 2008 was $68.2 million, an increase of $15.9 million, or 30%, compared to the same period in 2007 and was $135.8 million for the six months ended June 30, 2008, an increase of $34.9 million, or 35%, compared to the same period in 2007. 54%, or $8.6 million, of the second quarter increase and 57%, or $19.9 million, of the year to date increase was due to the gains on the repurchase of Notes. Other drivers of the increase include increases in investment management and trust fees, wealth advisory fees, and in other income.

Investment management and trust fees for the second quarter of 2008 was $42.3 million, an increase of $1.8 million, or 4%, compared to the same period in 2007 and was $82.6 million for the six months ended June 30, 2008 an increase of $4.5 million, or 6%, compared to the same period in 2007. 55%, or $1.0 million, of the current quarter increase was driven by the Company’s Private Banking segment and 45%, or $0.8 million, was driven by the Investment Management segment. 48%, or $2.1 million, of the year to date increase was driven by the Private Banking segments and 52%, or $2.3 million, was driven by the Investment Management segment. These increases are primarily driven by the increase in AUM of $1.4 billion, or 5%, at both the Banks and Investment Managers from June 30, 2007. AUM as of June 30, 2008 for the Banks and Investment Managers were $27.6 billion. The $1.4 billion increase was primarily driven by net flows of $1.5 billion, slightly offset by market depreciation of $59 million. Management fees for our Banks and Investment Management affiliates are typically calculated based on a percentage of AUM. Approximately 77% and 75% of the Company’s second quarter and six month 2008 investment management and trust fees, respectively, were calculated based on the June 30, 2008 market value ending AUM; the remaining 23% and 25%, respectively, of the Company’s investment management and trust fees were calculated based on the March 31, 2008 market value ending AUM.

Wealth advisory fees for the second quarter of 2008 was $12.7 million, an increase of $4.9, or 64%, compared to the same period in 2007, and was $25.1 million for the six months ended June 30, 2008, an increase of $10.1 million, or 67%, compared to the same period in 2007. Over 90% of the second quarter and year to date increases was driven by the acquisition and consolidation of DTC and BOS, respectively. Other drivers include increases in the number of client relationships and increased fee structure. Assets under advisory managed by the Wealth Advisors increased $2.9 billion, or 42%, from June 30, 2007. This increase is primarily driven by the acquisition and consolidation of DTC and BOS, respectively.

The Company reported a gain on the repurchase of debt for the second quarter and six months ended June 30, 2008 of $8.6 million, and $19.9 million, respectively. During the second quarter of 2008, the Company repurchased $86.5 million of its Notes, and during the first quarter of 2008, the Company repurchased $107.5 million of its Notes. To fund the repurchases, the Company used cash received from the repayment of certain intercompany loans which were previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. As a result of the repurchase, the Company expects to reduce interest expense and increase the net interest margin. In the aggregate, the Banks expect to realize a benefit of reduced cost of funding on the $194 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

Operating Expenses and Minority Interest. Total operating expenses for the second quarter of 2008, including the non-cash charges of $83.4 million, and minority interest were $168.3 million, an increase of $78.7 million, or 88%, compared to the same period in 2007. Total operating expenses for the six months ended June 30, 2008, including the non-cash charges of $104.0 million, and minority interest were $270.6 million, an increase of $110.6 million, or 69%, compared to the same period in 2007. 84% and 60% of the second quarter and year to date increase, respectively, was due to the $66.0 million non-cash compensation charge for the equity ownership restructuring of Westfield. Other drivers include increases in salaries and employee benefits, occupancy and equipment, increases in professional fees and increases in impairment charges.

Salaries and employee benefits, the largest component of operating expense, for the second quarter of 2008 was $53.9 million, an increase of $7.2 million, or 15%, compared to the same period in 2007, and was $106.7 million for the six months ended June 30, 2008, an increase of $13.4 million, or 14%, compared to the same period in 2007. 59%, or $4.3 million, and 61%, or $8.2 million, of the second quarter and year to date increase, respectively, was driven by the acquisitions and consolidation occurring after June 30, 2007. Other drivers include increases in employees, as well as normal salary increases, and the related taxes and benefits thereon.

Westfield re-equitization awards of $66 million for the three and six months ended June 30, 2008, was the result of the Company’s completion of its re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. The grant of the Profits Interest was accounted for in accordance with FASB Statement 123(R), Share-Based Payments and resulted in a non-cash, non-deductible compensation charge of $46 million on the grant date. The two call rights resulted in a non-cash, non-deductible compensation charge of approximately $20 million recognized on the grant date. These two non-cash charges of $66 million have no material impact on the Company's regulatory capital or liquidity. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 11: Westfield Re-equitization” for further detail.

Occupancy and equipment expense for the second quarter of 2008 were $8.9 million, an increase of $0.7 million, or 9%, compared to the same period in 2007, and $17.8 million for the six months ended June 30, 2008, an increase of $1.8 million, or 11%, compared to the same period in 2007. 83%, or $0.6 million, and 68%, or $1.2 million, of the second quarter and year to date increase, respectively, was due to the acquisitions and consolidation occurring after June 30, 2007. Other drivers include the opening of new banking offices, increases in technology costs, and an increase in rent expense as a result of growth and expansion.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses for the second quarter of 2008 were $6.7 million, an increase of $2.5 million, or 61%, compared to the same period in 2007, and $11.6 million for the six months ended June 30, 2008, an increase of $4.3 million, or 59%, compared to the same period in 2007. The primary drivers for the increases were increased legal and accounting fees. Increases in legal fees were driven by increased services related to the re-equitization of Westfield, additional services relating to disclosure requirements based on the Company’s new segment reporting structure, and other corporate legal matters. Increases in accounting fees are primarily driven by increased audit services and compliance outsourcing.

Impairment expense for the second quarter of 2008 was $17.4 million, a decrease of $0.5 million, or 3%, compared to the same period in 2007, and $38.0 million for the six months ended June 30, 2008 an increase of $20.1 million, or 113%, compared to the same period in 2007. In the first quarter of 2008, the Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB was impaired. As a result, the Company recognized a preliminary goodwill impairment expense of $20.6 million in the first quarter of 2008. During the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result the Company reviewed the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter of 2008 for a total year-to-date goodwill impairment of $34.3 million. In addition, the Company also determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail.

Other expenses include insurance expense, supplies and other administrative expenses. Other expenses for the second quarter of 2008 were $6.3 million, an increase of $1.9 million, or 43%, compared to the same period in 2007 and were $11.7 million for the six months ended June 30, 2008, an increase of $3.2 million, or 38%, compared to the same period in 2007. 39%, or $0.7 million, and 50%, or $1.6 million, of the second quarter and year to date increase, respectively, was driven by increased Federal Deposit Insurance Corporation costs at the Banks.

Income Tax Expense. Income tax expense for the second quarter of 2008 was $0.4 million and $5.6 million for the six months ended June 30, 2008. The effective tax rate for the second quarter of 2008 and six months ended June 30, 2008 is not consistent with the Company’s 2007 quarterly and annual effective tax rate due to the non-deductible goodwill impairment charges for the second quarter and year to date of $13.7 million and $34.3 million, respectively, and the non-deductible compensation charge for the equity ownership restructuring of Westfield of $66.0 million for both the second quarter and year to date. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 10: Income Taxes” for further detail.

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

Based on such evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer, President, and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of December 31, 2007 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. Specifically, there was one material weakness disclosed regarding the goodwill and intangible assets impairment analysis process, and there were two material weaknesses disclosed regarding FPB’s policies and procedures over its construction and development lending portfolio to ensure that loan impairments were recognized appropriately.

As of June 30, 2008, management concluded that such disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. Management’s conclusion is based on substantial completion of remediation plans as disclosed in Item 4(b) Change in internal controls over financial reporting. It is important to note that given the nature of certain control frequencies and associated testing, the effectiveness of management’s remediation plans have not been validated as of the filing of this report. The remediation plans will be tested in conjunction with the annual assessment of internal controls.

(b) Change in internal controls over financial reporting.

Since the Item 9.A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management has substantially completed the comprehensive plan to remedy the material weaknesses. Management intends to fully implement the remediation plan by year-end.

In furtherance of the remediation plan, the following changes in the Company’s internal controls over financial reporting have occurred during or will occur following the quarter ended June 30, 2008 with respect to the goodwill and intangible assets impairment analysis:

•

Management has implemented the additional layer of quality review to ensure that there are separate layers of review over the preparer and initial reviewer; has increased the standards for documentation such that inputs and assumptions are supported by detailed analysis and underlying data; and has implemented revised timelines for delivery of such analysis for review. Given the nature and timing of impairment testing, which occurs at least annually, management continues to implement impairment testing enhancements.

In furtherance of the remediation plan, the following changes in the Company’s internal controls over financial reporting have occurred during or will occur following the quarter ended June 30, 2008 with respect to the two material weaknesses at FPB:

•

FPB has made several key changes within senior management, including the addition of a new Interim Chief Executive Officer, a Chief Credit Officer and two new members of the Board of Directors at FPB. Management is awaiting regulatory approval to hire the Chief Executive Officer they have identified.

•

FPB’s Board of Directors retained an independent third party loan review firm to conduct a review of FPB’s loan portfolio, including the interest reserves, loan policies, credit administration practices and Allowance for Loan and Lease Losses (ALLL) methodology, which commenced in March 2008. The loan review is now complete, the FPB’s Board and the Company’s Board of Directors have been apprised of the preliminary observations and the full report was presented by the third party to FPB’s Board and the Company’s Board of Directors as part of second quarter reporting.

•

Management has developed and implemented enhanced policies and procedures with respect to compensation standards, credit administration, appraisal practices, interest reserves and ALLL methodology. The revised policies and procedures comply with current regulatory guidance, and reflect current bank-specific factors, regional economic considerations, as well as relevant peer comparisons.

•

FPB’s policies and procedures will be presented to the Audit Committee of the Company’s Board of Directors as part of third quarter reporting. Based on that review, the Audit Committee expects to determine whether such policy and procedure enhancements are adequate.

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary makes claims similar to those made in the earlier actions that were dismissed by the state court. He seeks to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint does not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the current federal litigation, in November 2005, the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary filed a petition for certiorari in the U.S. Supreme Court. The Supreme Court denied the petition for certiorari in February 2008, and the judgment in Borel's favor is now final for all purposes.

C. Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors and Factors Affecting Forward-Looking Statements

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

We have identified certain material weaknesses in our internal controls over financial reporting.

As of December 31, 2007, March 31, 2008, and June 30, 2008 we have identified certain material weaknesses in our internal control over financial reporting. Under applicable standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A discussion of the material weaknesses that have been identified can be found in Item 9A of Part II of our Annual Report on Form 10-K and in Part I, Item 4 of our Quarterly Report on Form 10-Q, together with our remediation plan. If we are unable to remediate the identified material weaknesses or otherwise fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Although we believe that the consolidated financial statements included in such periodic reports present fairly, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP, and we are taking the remedial steps described in such reports with respect to the identified material weaknesses, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

* If we are required to write down goodwill and other intangible assets or if we are required to mark-to-market certain of our assets, our financial condition and results of operations would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At June 30, 2008, our goodwill and other identifiable intangible assets were approximately $419.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:

•	Significant adverse change in business climate;

•	Significant unanticipated loss of clients/assets under management;

•	Unanticipated loss of key personnel;

•	Sustained periods of poor investment performance;

•	Significant loss of deposits or loans;

•	Significant reductions in profitability; and

•	Significant changes in loan credit quality.

As previously noted, in the first quarter of 2008 the Company performed its step one goodwill impairment analysis and determined that the goodwill at FPB was impaired. Due to the timing of the impairment assessment in the first quarter of 2008, the Company believed that a goodwill impairment loss was probable and could be reasonably estimated. As a result the Company recognized a preliminary goodwill impairment expense of $20.6 million in the first quarter of 2008. During the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result the Company reviewed the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter of 2008 for a total year-to-date goodwill impairment of $34.3 million. In addition, the Company also determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million. See Part I, Item 1 “Notes to Unaudited Consolidated Financial Statements Note 8: Goodwill and Intangible Assets” for further detail.

We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

If we decide to sell a loan or a portfolio of loans we are required to classify those loans as held for sale which requires us to carry such loans at the lower of cost or market. If we decide to sell loans at a time when the fair market value of those loan is less than their carrying value, the adjustment will result in a loss. While we do not currently intend to sell any loans in our portfolio, we may from time to time decide to sell particular loans or groups of loans, for example to resolve classified loans, and the required adjustment could negatively affect our financial condition or results of operations.

Our business strategy contemplates significant growth and there are challenges and risks inherent in such a growth strategy.

In recent years, we have experienced rapid growth, both due to the expansion of our existing businesses as well as acquisitions. Among the challenges we face is the ongoing need to continue to maintain and develop an infrastructure appropriate to support such growth, including in the areas of management personnel, systems, compliance, and risk management, while taking steps to ensure that the related expense incurred is commensurate with the growth in revenues. Accordingly, there is risk inherent in our pursuit of a growth strategy that revenue will not be sufficient to support such expense and generate profitability at the levels we historically have achieved. A significant decrease in revenues or increases in costs may adversely affect our results of operations or financial condition.

In connection with our recent acquisitions and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.

At this time, we do not intend to make acquisitions of other private banking, investment management, and wealth advisory companies in the foreseeable future. With respect to our past acquisitions, our business may be negatively impacted by certain risks inherent in such acquisitions. These risks include, but are not limited to, the following:

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

* We utilize a decentralized management structure which affects our ability to manage and control our subsidiaries.

Our subsidiaries have localized management teams. This decentralized structure gives the subsidiaries control over the day-to-day management of their business, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans. This structure may affect our ability to manage and control our subsidiaries and implement corporate or enterprise-wide strategy and procedures at the subsidiary level.

* We may be unable to attract and retain key personnel.

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

* Defaults in the repayment of loans may negatively impact our business.

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

For example, FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. In the first six months of 2008, Boston Private recognized impairment losses of $38.0 million at FPB. FPB experienced a large increase in non-accrual and classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-accrual loans reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts.

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

As discussed above, First Private’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market.

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

* Our banking business is highly regulated which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Federal Reserve Board. Our Banks are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include: the Massachusetts Commissioner of Banks; the California Department of Financial Institutions, the Washington State Division of Banks, the FDIC, and the Office of Thrift Supervision (“OTS”).

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the OTS, the California Department of Financial Institutions, the Washington State Division of Banks, and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which our Banks and we may conduct business and obtain financing. On May 27, 2008, in connection with its most recent examination by the FDIC, the members of the board of directors of FPB entered into an informal supervisory agreement (a memorandum of understanding) with the FDIC and the California Commissioner of Financial Institutions to address certain matters raised in the examination.

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

For the quarter ended June 30, 2008, approximately 31% of our segment revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliate partners is a significant factor in our overall results of operations and financial condition.

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

Also, Coldstream Securities, Inc., as a registered broker-dealer, is subject to extensive regulation under federal and state laws, as well as the rules promulgated by the Financial Industry Regulatory Authority.

Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

* We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions and other payments from our banking and non-banking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

* Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including:

•	conditions in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	interest rates;

•	the market for similar securities;

•	government action or regulation;

•	general economic conditions or conditions in the financial markets;

•	our past and future dividend practice; and

•	our financial condition, performance, creditworthiness and prospects.

Accordingly, the shares of common stock that an investor purchases, may trade at a price lower than that at which they were purchased.

* The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the public offering price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility.

* You may not receive dividends on the common stock.

Holders of our common stock are entitled to receive such dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

* Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources or, if our or our banking subsidiaries’ capital ratios fall below the required minimums, we or our banking subsidiaries could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

* Anti-takeover provisions could negatively impact our stockholders.

Provisions of Massachusetts law and provisions of our articles of organization and bylaws, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We have a classified board of directors and as such it is subject to the provisions of Massachusetts Business Corporations Act Section 8.06(b), which provides for certain anti-takeover provisions for public companies incorporated in Massachusetts. Additionally, our articles of organization authorize our board of directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Stockholders held on April 23, 2008 stockholders of the Company approved proposals to:

(1)	elect four Class II Directors of the Company to serve until the 2011 annual meeting and until their successors are duly elected and qualified. The votes for such proposal were as follows:

	FOR	WITHHELD
Kathleen M. Graveline	30,007,976	1,392,720
Deborah F. Kuenstner	30,663,234	737,462
Walter M. Pressey	30,437,308	963,388
William J. Shea	29,636,848	1,763,848

Although a shareholder proposal to eliminate all references to the Board of Directors being classified into three classes and to provide that the Board of Directors shall be elected annually was included in the Company’s proxy statement, the proposing shareholder failed to appear in person or by designee at the Company’s Annual Meeting of Stockholders, and therefore the proposal was not officially brought before the meeting and no vote was taken thereon.

Item 5.	Other Information

In January of 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank as administrative agent to provide a committed line of credit. The Credit Agreement provided for a line of credit (the “Line”) to be made available to the Company in an amount up to $75 million with a group of unaffiliated banks. The purpose of the Line was to refinance indebtedness outstanding, to finance working capital needs, permitted investments, dividends and acquisitions, and for other general corporate purposes of the Company and its subsidiaries. The Company was required to comply with certain affirmative and negative covenants and maintain various financial ratios including without limitation various minimum capital and loan loss ratios in conjunction with the Line. Interest on the Line was based on a floating rate.

As a result of the Westfield re-equitization in the second quarter of 2008, the impairment charges at FPB, and the substantial increase in the provision for loan losses in the past year the Company was out of compliance with certain ratios and covenants required under the Credit Agreement in the first and second quarters of 2008. Given the equity raise in the third quarter of 2008 and considering the restrictive covenants on the Credit Agreement, the Company has decided to terminate the Line in the third quarter of 2008. On August 5, 2008 the Company gave written notification of termination of the Line to SunTrust Bank, the lead lender in the bank group. The Company will write off the unamortized loan origination costs of approximately $0.3 million in the third quarter of 2008 as a result of terminating the Line. There are no prepayment penalties associated with terminating the Line. The notice of termination is effective three business days after delivery. The Company intends to negotiate a new line with a lower credit balance with less restrictive covenants. The Company does not believe the termination of the Line will have a material impact on liquidity.

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

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
August 8, 2008	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ David J. Kaye
August 8, 2008	David J. Kaye
Executive Vice President and Chief Financial Officer