Form 10-Q
period 2008-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2008-11-07
CIK 821127

As filed with the Securities and Exchange Commission on November 7, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008:

Common Stock-Par Value $1.00	63,747,722
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
Assets:
Cash and due from banks	$140,767	$117,612
Federal funds sold	79,275	68,822

Cash and cash equivalents	220,042	186,434
Investment securities:
Available-for-sale (amortized cost of $777,142 and $653,549, respectively)	776,402	657,443
Held-to-maturity (fair value of $12,190 and $13,163, respectively)	12,097	13,083

Total investment securities	788,499	670,526
Loans held for sale	99,352	6,782
Loans:
Commercial	2,473,532	2,318,430
Construction and land	658,592	863,651
Residential mortgage	1,869,669	1,765,217
Home equity and other consumer loans	378,216	312,602

Total loans	5,380,009	5,259,900
Less: allowance for loan losses	70,536	70,992

Net loans	5,309,473	5,188,908
Stock in Federal Home Loan Banks and Banker’s Bank	55,423	49,408
Premises and equipment, net	37,402	38,996
Goodwill	109,139	349,889
Intangible assets, net	99,032	108,349
Fees receivable	29,823	33,998
Accrued interest receivable	26,289	27,593
Income tax receivable and deferred	122,824	39,001
Other assets	124,584	118,247

Total assets	$7,021,882	$6,818,131

Liabilities:
Deposits	$4,623,858	$4,375,101
Securities sold under agreements to repurchase	342,571	264,303
Federal Funds purchased	87,000	6,000
Federal Home Loan Bank borrowings	948,692	836,996
Junior subordinated debentures and other long-term debt	331,645	525,645
Minority interest (redemption value of $49,929 and $31,243, respectively)	14,310	8,716
Other liabilities	126,533	138,909

Total liabilities	6,474,609	6,155,670

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series A, issued: 351 shares at September 30, 2008	—	—
Series B, issued: 401 shares at September 30, 2008	—	—
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued: 57,298,553 shares at September 30, 2008 and 37,469,712 shares at December 31, 2007	57,299	37,470
Additional paid-in capital	723,725	454,927
Retained (deficit) / earnings	(234,460)	166,963
Accumulated other comprehensive income	709	3,101

Total stockholders’ equity	547,273	662,461

Total liabilities and stockholders’ equity	$7,021,882	$6,818,131

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share data)
Interest and dividend income:
Loans	$84,398	$89,525	$257,323	$245,100
Taxable investment securities	3,597	3,958	11,213	9,854
Non-taxable investment securities	1,850	1,955	6,022	5,735
Mortgage-backed securities	1,881	762	3,787	1,475
Federal funds sold and other	1,107	1,956	4,278	6,974

Total interest and dividend income	92,833	98,156	282,623	269,138

Interest expense:
Deposits	26,424	31,604	80,793	90,288
Federal Home Loan Bank borrowings	10,023	9,084	30,797	25,580
Junior subordinated debentures and other long-term debt	4,049	5,784	14,206	12,376
Other short-term borrowings	1,703	1,536	4,743	3,123

Total interest expense	42,199	48,008	130,539	131,367

Net interest income	50,634	50,148	152,084	137,771

Provision for loan losses	137,108	3,738	188,660	5,659

Net interest (loss)/income after provision for loan losses	(86,474)	46,410	(36,576)	132,112

Fees and other income:
Investment management and trust fees	39,115	41,933	121,760	120,105
Wealth advisory fees	12,508	10,115	37,579	25,116
Gain on repurchase of debt	—	—	19,906	—
Gain on sale of investments	531	3	1,326	11
Other	862	3,347	8,285	11,136

Total fees and other income	53,016	55,398	188,856	156,368

Operating expense:
Salaries and employee benefits	52,097	50,312	158,809	143,584
Westfield re-equitization awards	—	—	66,000	—
Occupancy and equipment	8,952	8,708	26,734	24,685
Professional services	6,331	3,953	17,973	11,288
Marketing and business development	2,389	2,548	8,445	7,980
Contract services and processing	1,943	1,696	5,819	4,740
Warrant expense	2,233	—	2,233	—
Amortization of intangibles	3,335	3,728	10,105	10,785
Impairment of goodwill and intangibles	209,924	—	247,924	17,852
Provision/(credit) for unfunded loan commitments	290	(2,029)	(510)	(1,444)
Other	6,712	4,640	18,391	13,122

Total operating expense	294,206	73,556	561,923	232,592

Minority interest	1,310	1,509	4,218	2,529

(Loss)/income before income taxes	(328,974)	26,743	(413,861)	53,359

Income tax (benefit)/expense	(55,613)	9,326	(50,028)	18,032

Net (loss)/income	$(273,361)	$17,417	$(363,833)	$35,327

Per share data:
Basic (loss)/earnings per share	$(5.92)	$0.47	$(9.28)	$0.96
Diluted (loss)/earnings per share	$(5.92)	$0.44	$(9.28)	$0.91

Average basic common shares outstanding	50,979,409	36,975,918	42,251,975	36,622,985
Average diluted common shares outstanding	50,979,409	41,623,284	42,251,975	41,347,265

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2006	$36,590	$—	$424,787	$176,111	$(2,291)	$635,197
Comprehensive Income:
Net income	—	—	—	35,327	—	35,327
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	2,265	2,265
Change in unrealized gain on cash flow hedge, net of tax	—	—	—	—	293	293
Change in unrealized gain on other, net of tax	—	—	—	—	128	128

Total comprehensive income, net of tax						38,013
Dividends paid to shareholders	—	—	—	(9,996)	—	(9,996)
Proceeds from issuance of 1,914,143 shares of common stock	1,914	—	52,681	—	—	54,595
Issuance of 88,726 shares of incentive stock grants	89	—	(89)	—	—	—
Amortization of incentive stock grants	—	—	2,427	—	—	2,427
Amortization of stock options and employee stock purchase plan	—	—	5,169	—	—	5,169
Buyback of 1,470,000 shares of common stock	(1,470)	—	(38,573)	—	—	(40,043)
Stock options exercised	279	—	4,250	—	—	4,529
Excess tax benefit on stock options exercised	—	—	412	—	—	412

Balance at September 30, 2007	$37,402	$—	$451,064	$201,442	$395	$690,303

Balance at December 31, 2007	$37,470	$—	$454,927	$166,963	$3,101	$662,461
Comprehensive Income:
Net loss	—	—	—	(363,833)	—	(363,833)
Other comprehensive income/(loss), net of tax:
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(2,453)	(2,453)
Change in unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,099)	(1,099)
Change in unrealized gain on other, net of tax	—	—	—	—	1,160	1,160

Total comprehensive loss, net of tax						(366,225)
Dividends paid to shareholders	—	—	—	(8,314)	—	(8,314)
Net proceeds from issuance of:
18,400,000 shares of common stock related to the public offering	18,400	—	86,480	—	—	104,880
1,068,649 shares of common stock	1,069	—	12,904	—	—	13,973
351 shares of convertible preferred stock class A	—	—	22,770	—	—	22,770
401 shares of convertible preferred stock class B	—	—	26,535	—	—	26,535
Proceeds from issuance of warrants	—	—	19,090	—	—	19,090
Accretion of the Beneficial Conversion Feature:
Class A	—	—	24,643	(24,643)	—	—
Class B	—	—	3,499	(3,499)	—	—
Reclassification of increase in fair value of warrants	—	—	2,233	—	—	2,233
Issuance of 271,852 shares of incentive stock grants	272	—	(272)	—	—	—
Amortization of incentive stock grants	—	—	2,433	—	—	2,433
Amortization of stock options and employee stock purchase plan	—	—	4,475	—	—	4,475
Westfield re-equitization awards	—		62,500	—	—	62,500
Stock options exercised	88	—	674	—	—	762
Other equity adjustments	—	—	834	(1,134)	—	(300)

Balance at September 30, 2008	$57,299	$—	$723,725	$(234,460)	$709	$547,273

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(363,833)	$35,327
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	12,429	38,167
Equity issued as compensation	69,408	193
Reclassification of increase in fair value of warrants	2,233	—
Impairment of goodwill and intangibles	247,924	—
Provision for loan losses	188,660	5,659
Loans originated for sale	(97,670)	(157,740)
Proceeds from sale of loans held for sale	99,627	161,627
Gain on the repurchase of debt	(19,906)	—
Increase in income tax receivable and deferred	(83,823)	(6,617)
Net increase in other operating activities	(1,700)	(6,608)

Net cash provided by operating activities	53,349	70,008

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(2,587,875)	(747,816)
Sales	87,236	718,693
Maturities, redemptions, and principal payments	2,377,837	54,882
Investment securities held-to-maturity:
Purchases	(9,522)	(3,235)
Maturities and principal payments	10,519	3,838
(Redemptions)/distributions in trusts	(3)	3,463
Purchase of Federal Home Loan Banks and Banker’s Bank stock	(6,015)	(6,941)
Net increase in portfolio loans	(397,489)	(483,584)
Capital expenditures, net of sale proceeds	(5,273)	(9,443)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(3,636)	(30,432)

Net cash used in investing activities	(534,221)	(500,575)

Cash flows from financing activities:
Net increase in deposits	248,757	7,059
Net increase in securities sold under agreements to repurchase and other	78,268	64,931
Net increase in federal funds purchased	81,000	—
Net increase/(decrease) in short-term Federal Home Loan Bank borrowings	125,518	(144,898)
Net (decrease)/increase in long-term Federal Home Loan Bank borrowings	(13,698)	277,519
Proceeds from issuance of Notes, net of discount	—	284,625
Repurchase of debt	(172,628)	—
Share buyback	—	(40,043)
Dividends paid to stockholders	(8,314)	(9,996)
Excess tax benefit on stock options exercised	—	412
Proceeds from issuance of preferred stock, net	49,305	—
Proceeds from issuance of warrants, net	19,090	—
Proceeds from stock option exercises	762	4,529
Proceeds from issuance of common stock, net	106,420	2,192

Net cash provided by financing activities	514,480	446,330

Net decrease in cash and cash equivalents	33,608	15,763
Cash and cash equivalents at beginning of year	186,434	239,396

Cash and cash equivalents at end of period	$220,042	$255,159

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$131,005	$128,027
Cash paid for income taxes, net of refunds received	22,969	24,657
Change in unrealized (loss)/gain on securities available-for-sale, net of tax	(2,453)	2,265
Change in unrealized (loss)/gain on cash flow hedge, net of tax	(1,099)	293
Change in unrealized gain on other, net of tax	1,160	128
Non-cash transactions:
Loans transferred to loans held for sale	93,325	—
Equity issued for acquisitions, including deferred acquisition obligations	12,433	52,210

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company”), is a holding company with three functional segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has five consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”); Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together the “Banks”). The Investment Management segment has four consolidated affiliate partners, including Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”). The Wealth Advisory segment has five consolidated affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”), all of which are registered investment advisers, with the exception of DTC, and wealth management firms (together the “Wealth Advisors”). In addition, the Company also holds a minority interest investment in Coldstream Holdings, Inc. (“Coldstream Holdings”).

The Company conducts substantially all of its business through its three functional segments. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream Holdings and BOS (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets. The Company increased its minority interest investment in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated results. As of September 30, 2008 the Company held approximately 70% ownership interest in BOS.

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. Under the terms of the deal the Company may receive up to approximately $30 million of pre-tax earnings and one-third of any excess over that amount. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of that amount. Under Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 (“FIN 46(R)”), Westfield is considered a variable interest entity because of the disproportionate level of control and investment at risk and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. Immediately after the effective date, the key employees of Westfield had control of the entity while the Company had 100% of the investment at risk in the entity. As a result the Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate the financial results of Westfield.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Part II. Item 8. “Notes to Consolidated Financial Statements Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share data)
Net (loss)/income as reported	$(273,361)	$17,417	$(363,833)	$35,327
Accretion of beneficial conversion feature (1)	(28,142)	—	(28,142)	—
Dividends paid on preferred securities (1)	(136)	—	(136)	—

Numerator for earnings per share	(301,639)	17,417	(392,111)	35,327
Interest on convertible trust preferred securities, net of tax (2)	—	750	—	2,249

Numerator for diluted earnings per share	$(301,639)	$18,167	$(392,111)	$37,576

Average basic common shares outstanding	50,979,409	36,975,918	42,251,975	36,622,985
Dilutive effect of:
Stock options, stock grants and other (2)	—	1,463,057	—	1,540,204
Convertible trust preferred securities (2)	—	3,184,309	—	3,184,076
Series A Convertible Preferred Shares (2)	—	—	—	—
Series B Convertible Preferred Shares (2)	—	—	—	—
Warrants (2)	—	—	—	—

Dilutive potential common shares	—	4,647,366	—	4,724,280

Average diluted common shares outstanding	50,979,409	41,623,284	42,251,975	41,347,265

Per share data:
Basic (loss)/earnings per share	$(5.92)	$0.47	$(9.28)	$0.96
Diluted (loss)/earnings per share	$(5.92)	$0.44	$(9.28)	$0.91

(1)	See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 12: Capital Raise” for description of the preferred securities issued during the third quarter of 2008 that gave rise to the beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions, the beneficial conversion feature is accounted for as a preferred stock dividend and reduces income available to common shareholders.
(2)	The diluted EPS computation for the three and nine months ended September 30, 2008 does not assume: exercise or contingent issuance of the options or other dilutive securities; conversion of the convertible trust preferred securities or the two classes of the preferred securities; nor the exercise of the warrants because the result would be anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008
	(shares in thousands)
Potential common shares from:
Convertible trust preferred securities	3,229	3,201
Exercise or contingent issuance of options or other dilutive securities	1,087	1,025
Conversion of the Series A and Series B Preferred Stock	9,318	3,140
Exercise of the warrants	984	332

In addition, if the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.7 million and $2.2 million for the three and nine months ended September 30, 2008, would have been added back to net income for diluted EPS computations.

If the Company has net income in the fourth quarter, management expects average diluted common shares outstanding to range from 75 million to 77 million shares assuming an average stock price of $7 to $10 per share in the quarter. If the Company has a net loss in the fourth quarter, average diluted common shares outstanding are expected to be approximately 63 million shares.

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

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements Note 1: Basis of Presentation and Summary of Significant Accounting Policies”. Revenues, expenses and assets are recorded by each segment, and management reviews separate financial statements for each segment.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2008 and 2007. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	At and for the three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2008	2007	2008	2007	2008	2007
(In thousands)
Total Banks	$53,696	$53,312	$10,230	$9,934	$63,926	$63,246
Total Investment Managers	156	282	30,471	35,306	30,627	35,588
Total Wealth Advisors	163	110	12,619	10,221	12,782	10,331

Total Segments	54,015	53,704	53,320	55,461	107,335	109,165

Holding Company and Eliminations	(3,381)	(3,556)	(304)	(63)	(3,685)	(3,619)

Total Company	$50,634	$50,148	$53,016	$55,398	$103,650	$105,546

	Non-interest expense and minority interest		Income tax (benefit)/expense		Net (loss)/income (1)
	2008	2007	2008	2007	2008	2007
(In thousands)
Total Banks	$219,407	$38,074	$(42,983)	$7,009	$(249,606)	$14,425
Total Investment Managers	54,626	22,788	(9,271)	5,521	(14,728)	7,279
Total Wealth Advisors	11,902	7,959	1,043	1,019	(163)	1,353

Total Segments	285,935	68,821	(51,211)	13,549	(264,497)	23,057

Holding Company and Eliminations	9,581	6,244	(4,402)	(4,223)	(8,864)	(5,640)

Total Company	$295,516	$75,065	$(55,613)	$9,326	$(273,361)	$17,417

	Amortization of intangibles		Assets		AUM (2)
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)		(In millions)
Total Banks	$1,433	$1,714	$6,689,498	$6,292,344	$4,451	$4,592
Total Investment Managers	1,411	1,661	176,177	227,038	20,240	22,604
Total Wealth Advisors	453	321	100,448	88,622	9,291	9,056

Total Segments	3,297	3,696	6,966,123	6,608,004	33,982	36,252

Holding Company and Eliminations	38	32	55,759	(12,465)	(303)	(254)

Total Company	$3,335	$3,728	$7,021,882	$6,595,539	$33,679	$35,998

	At and for the nine months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2008	2007	2008	2007	2008	2007
(In thousands)
Total Banks	$162,010	$146,784	$33,597	$29,675	$195,607	$176,459
Total Investment Managers	486	653	97,844	100,432	98,330	101,085
Total Wealth Advisors	400	275	37,850	25,455	38,250	25,730

Total Segments	162,896	147,712	169,291	155,562	332,187	303,274

Holding Company and Eliminations	(10,812)	(9,941)	19,565	806	8,753	(9,135)

Total Company	$152,084	$137,771	$188,856	$156,368	$340,940	$294,139

	Non-interest expense and minority interest		Income tax (benefit)/ expense		Net (loss)/income (1)
	2008	2007	2008	2007	2008	2007
(In thousands)
Total Banks	$341,349	$112,296	$(47,842)	$19,449	$(286,560)	$39,055
Total Investment Managers	167,071	83,810	(67)	7,855	(68,674)	9,420
Total Wealth Advisors	32,433	20,611	3,174	2,226	2,643	2,893

Total Segments	540,853	216,717	(44,735)	29,530	(352,591)	51,368

Holding Company and Eliminations	25,288	18,404	(5,293)	(11,498)	(11,242)	(16,041)

Total Company	$566,141	$235,121	$(50,028)	$18,032	$(363,833)	$35,327

	Amortization of intangibles
	2008	2007
(In thousands)
Total Banks	$4,623	$4,718
Total Investment Managers	4,088	5,092
Total Wealth Advisors	1,281	763

Total Segments	9,992	10,573

Holding Company and Eliminations	113	212

Total Company	$10,105	$10,785

(1)	Earnings for the nine months ended September 30, 2008 were reduced by $66.0 million for the non-cash compensation charge for the equity ownership restructuring of Westfield. For the three and nine months ended September 30, 2008, earnings were reduced, net of the effective tax rate used, by $86.4 million and $118.9 million, respectively, for the Company’s provision for loan losses, by $196.4 million and $233.1 million, respectively, for the impairment of goodwill and intangibles, and by $2.2 million for the warrant expense.

These reductions were slightly offset by the gains the Company recognized for the nine months ended September 30, 2008 of $11.9 million, net of the effective tax rate used, from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027. The Company’s effective tax rates for the three and nine months ended September 30, 2008 are not consistent with the Company’s 2007 effective tax rate as a result of the non-deductible goodwill impairment charges and the non-deductible Westfield re-equitization awards.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements Note 10: Income Taxes” for further detail.

(2)	Assets Under Management (“AUM”) includes the AUM of DTC of $0.9 billion. The Company acquired a 70.1% interest in DTC on February 1, 2008.

(4)	Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
At September 30, 2008
Available-for-sale securities at fair value:
U.S. Government	$14,312	$9	$—	$14,321
U.S. Agencies	369,274	896	(955)	369,215
Corporate bonds	2,382	9	—	2,391
Municipal bonds	211,069	1,124	(1,060)	211,133
Mortgage-backed securities	174,690	591	(1,150)	174,131
Other	5,415	39	(243)	5,211

Total	$777,142	$2,668	$(3,408)	$776,402

Held-to-maturity securities at amortized cost:
U.S. Government	$5,283	$103	$—	$5,386
Mortgage-backed securities	5,220	31	(1)	5,250
Other	1,594	—	(40)	1,554

Total	$12,097	$134	$(41)	$12,190

At December 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$12,168	$28	$—	$12,196
U.S. Agencies	325,986	1,429	(102)	327,313
Corporate bonds	27,145	14	(147)	27,012
Municipal bonds	230,586	2,207	(177)	232,616
Mortgage-backed securities	52,293	884	(177)	53,000
Other	5,371	69	(134)	5,306

Total	$653,549	$4,631	$(737)	$657,443

Held-to-maturity securities at amortized cost:
U.S. Government	$3,237	$96	$—	$3,333
U.S. Agencies	1,993	—	(1)	1,992
Mortgage-backed securities	6,263	7	(12)	6,258
Other	1,590	—	(10)	1,580

Total	$13,083	$103	$(23)	$13,163

(5)	Fair Value Measurements

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The Company also adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, but did not elect to account for any financial instruments at fair value as allowed under that statement.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	September 30, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available-for-sale securities	$776,402	$—	$776,402	$—
Derivatives - interest rate floor	2,476	—	2,476	—
Derivatives - customer swaps	1,514	—	1,514	—
Other investments	14,687	14,687	—	—

Liabilities:
Derivative - swap	$980	$—	$980	$—

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

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall. Impaired loans include those loans that were measured at the value of underlying collateral as allowed under FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan (“FAS 114”). The amount does not include impaired loans that are measured based on expected future cash flows discounted at the original effective interest rate as that amount is not considered a fair value measurement.

		Fair value measurements at reporting date using:
Description	September 30, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
		(In thousands)
Assets:
Loan impairment	$24,502	$—	$24,502	$—
Loans held for sale	93,325	—	—	93,325

	$118,927	$—	$25,602	$93,325

During the three month period ended September 30, 2008, the Company reclassified certain loans in Southern California to the held for sale category and measured those loans at their current fair value of $93.3 million net of deferred fees of $0.3 million. During that period, the Company recorded charge-offs of $160.6 million related to these loans in Southern California. Also during that period, the Company incurred a provision for loan loss expense of $132.6 million in Southern California primarily related to these loans. The fair value of the loans was based on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. The Company also measured the impairment of certain loans based on the fair value of the underlying collateral as permitted under FAS 114. The $24.5 million in the table above includes those loans net of the recognized allowance and does not include impaired loans in which the impairment was recognized based on the present value of future cash flows discounted at the loan’s original effective rate. As of September 30, 2008, the Company has specific allowance for loan loss reserves of $6.2 million for loans that were written down to the fair value of the underlying collateral. The underlying collateral was valued utilizing market rates for comparable properties less costs to sell.

The Company did not elect to early adopt FAS 157 for non-recurring measurements of non-financial assets or liabilities as allowed under FASB Staff Position (“FSP”) FAS 157-2 Effective Date of FAS 157. As such, as allowed under that statement, the Company did not conform to FAS 157 and its required disclosures related to the goodwill impairment loss at FPB.

(6)	Loans Receivable

The Banks’ lending activities are conducted principally in New England, Northern and Southern California, South Florida and the Pacific Northwest. The Banks originate single- and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate, including construction, sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, Northern and Southern California, South Florida, and the Pacific Northwest economies and real estate markets.

The following table is a summary of the loan portfolio by geography. The concentration of the Private Banking loan data is based on the location of the lender. Loans from the Holding Company to certain principals of the Company’s affiliate partners, loans at the Company’s non-banking segments and inter-company loan eliminations are identified as Eliminations and Other.

	September 30, 2008	December 31, 2007
	(In thousands)
Commercial loans:
New England	$946,263	$861,992
Northern California	801,437	698,353
Southern California	236,377	265,651
South Florida	334,857	339,710
Pacific Northwest	155,927	153,686
Eliminations	(1,329)	(962)

Total commercial loans	$2,473,532	$2,318,430

Construction and land loans:
New England	$110,682	$123,242
Northern California	204,261	146,075
Southern California	22,310	261,172
South Florida	253,297	268,731
Pacific Northwest	68,042	64,431

Total construction and land loans	$658,592	$863,651

Residential mortgage loans
New England	$1,077,917	$1,022,155
Northern California	203,644	152,417
Southern California	9,126	12,763
South Florida	553,745	553,356
Pacific Northwest	25,237	24,526

Total residential mortgage loans	$1,869,669	$1,765,217

Home equity and other consumer loans
New England	$83,461	$55,802
Northern California	75,027	50,700
Southern California	13,928	4,204
South Florida	196,142	191,820
Pacific Northwest	2,706	4,164
Other	6,952	5,912

Total Home equity and other consumer loans	$378,216	$312,602

Total Loans	$5,380,009	$5,259,900

The following table is a summary of the Private Banking credit quality data by geography. The concentration of the Private Banking credit quality data is based on the location of the lender.

	September 30, 2008	December 31, 2007
	(In thousands)
Classified loans: (1)
New England	$8,466	$12,807
Northern California	5,391	—
Southern California	7,083	80,499
South Florida	56,927	25,559
Pacific Northwest	18,722	1,236

Subtotal classified loans	96,589	120,101

Loans held for sale	79,212	—

Total classified loans	$175,801	$120,101

Non-accrual loans:
New England	$6,944	$7,390
Northern California	726	—
Southern California	1,732	26,725
South Florida	32,726	18,508
Pacific Northwest	3,982	—

Subtotal non-accrual loans	46,110	52,623

Loans held for sale	70,716	—

Total non-accrual loans	$116,826	$52,623

Loans 30-89 days past due:
New England	$3,740	$9,412
Northern California	350	479
Southern California	6,186	8,453
South Florida	4,202	3,944
Pacific Northwest	918	75

Subtotal loans 30-89 days past due	15,396	22,363

Loans held for sale	9,540	—

Total loans 30-89 days past due	$24,936	$22,363

Net loans charged off (recovered) for the three months ended:
New England	$448	$4
Northern California	(2)	10
Southern California	163,809	—
South Florida	238	480
Pacific Northwest	—	12

Total net loans charged off (recovered) for the three months ended	$164,493	$506

(1)	Classified loans include loans classified as either substandard, doubtful or loss.

The Company’s non-performing assets increased $68.8 million, or 128%, to $122.6 million or 1.75% of total assets, at September 30, 2008, from $53.8 million or 0.79% of total assets, at December 31, 2007. Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and repossessed assets.

Total non-accrual loans at September 30, 2008 were $116.8 million, an increase of $64.2 million, or 122%, from $52.6 million at December 31, 2007. $70.7 million of the non-accrual loans are in the loans held for sale category. Approximately 71%, or $45.7 million, of the $64.2 million increase was due to additional non-accrual loans in the Southern California region. The non-accrual loans in the Southern California market, primarily construction and land development, are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. Further decline in market values of the collateral for the non-accrual loans could result in additional future expense depending on the timing and severity of the decline.

OREO consists of five properties with a carrying value of $5.8 million at September 30, 2008, an increase of $5.1 million from December 31, 2007. The increase was due to four additional properties – one in New England, one in the Pacific Northwest and three in South Florida less one in Southern California.

At September 30, 2008, loans with an aggregate balance of $24.9 million, or 0.46% of total loans, were 30-89 days past due, an increase of $2.6 million, or 12%, as compared to $22.4 million at December 31, 2007. $9.5 million of these 30-89 days past due loans are in the loans held for sale category. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status, with a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of September 30, 2008 or December 31, 2007.

Of the $163.8 million of loans charged-off in Southern California, $160.6 million, or 98%, related to the loans transferred to the loans held for sale category during the three months ended September 30, 2008.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral.

Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Banks based on criteria established by federal bank regulatory authorities. At September 30, 2008, the Company had classified loans of $175.8 million, an increase of $55.7 million, or 46%, as compared to $120.1 million at December 31, 2007. Approximately 10%, or $5.8 million, of the increase in classified loans was in the Southern California portfolio. Approximately 56%, or $31.4 million, of the increase in classified loans was in the South Florida portfolio, and approximately 31%, or $17.5 million, of the increase was in the Pacific Northwest portfolio. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in certain areas where the Banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $150.5 million as of September 30, 2008, an increase of $100.5 million as compared to $50.0 million at December 31, 2007.

(7)	Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At September 30, 2008, the allowance for credit losses totaled $76.1 million and was comprised of the allowance for loan losses of $70.5 million and the reserve for unfunded loan commitments of $5.6 million.

The allowance for credit losses decreased $1.0 million, or 1%, from December 31, 2007. The primary reason for the decline was due to the charge-offs deducted from the allowance for loan losses in 2008 that were included in the allowance for loan losses at December 31, 2007. Approximately 98% of the charge-offs recorded in 2008 were related to the Southern California loan portfolio. The Southern California loan portfolio has been reduced from $543.8 million at December 31, 2007 to $281.7 million at September 30, 2008, reflecting charge-offs taken and loans transferred to the loans held for sale category.

Excluding the allowance for credit losses related to Southern California, the remaining banks increased their allowance for credit losses. The increased level of allowance for credit losses reflects the higher amount of non-performing loans, recent charge-off trends, current economic conditions, and classified loans, as well as growth in the loan portfolios primarily in New England and Northern California. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Ending gross loans	$5,380,009	$5,037,996	$5,380,009	$5,037,996

Allowance for loan losses, beginning of period	$97,921	$45,825	$70,992	$43,387
Provision for loan losses	137,108	3,738	188,660	5,659
Charge-offs	(164,500)	(91)	(189,212)	(241)
Recoveries	7	1	96	668
Acquisition	—	2,447	—	2,447

Allowance for loan losses, end of period	$70,536	$51,920	$70,536	$51,920

Reserve for unfunded loan commitments, beginning of period	$5,255	$6,170	$6,055	$5,585
Provision/(credit) for unfunded loan commitments (1)	290	(2,029)	(510)	(1,444)
Acquisition	—	100	—	100

Reserve for unfunded loan commitments, end of period	$5,545	$4,241	$5,545	$4,241

Allowance for credit losses, end of period	$76,081	$56,161	$76,081	$56,161

Allowance for loan losses to ending gross loans	1.31%	1.03%	1.31%	1.03%
Allowance for credit losses to ending gross loans	1.41%	1.11%	1.41%	1.11%

(1)	The $0.5 million credit for the reserve for unfunded loan commitments for the nine months ended September 30, 2008 was due to the change in the balance of unfunded loan commitments and the related reserves. Generally, when an unfunded loan commitment is drawn upon, the result is an increase to the provision for loan losses and a decrease to the reserve for unfunded loan commitments.

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

	September 30, 2008	December 31, 2007
	(In thousands)
Allowance for credit losses
New England	$26,224	$24,131
Northern California	14,816	12,111
Southern California	8,999	25,695
South Florida	18,731	12,406
Pacific Northwest	7,311	2,704

Total allowance for credit losses	$76,081	$77,047

(8)	Goodwill and Intangible Assets

The following is the activity in goodwill for the nine months ended September 30, 2008:

	Balance at December 31, 2007	Acquisitions and adjustments	Balance at September 30, 2008
	(In thousands)
Goodwill
Private Banking	$211,463	$(209,060)	$2,403
Investment Management	83,104	(33,019)	50,085
Wealth Advisory	51,866	1,329	53,195
Equity method investments	3,456	—	3,456

Total goodwill	$349,889	$(240,750)	$109,139

The Company determined that there was a triggering event under FASB Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”) during the third quarter of 2008 due to a significant adverse change in business climate. Due to this triggering event, the Company performed interim impairment testing, which resulted in an estimated impairment loss of approximately $209.9 million. The interim impairment testing resulted in the use of estimated impairment values. The Company will perform its full annual impairment testing in the fourth quarter of 2008 using third party valuation firms. Any material differences between the third quarter valuation estimates and the fourth quarter annual valuations will be reflected in the fourth quarter 2008 financial statements.

In the third quarter of 2008, the Company recognized an estimated impairment loss of:

•

$175.4 million in the banking segment at Gibraltar ($125.3 million) and Charter ($50.1 million). To estimate the fair values of Gibraltar and Charter, the Company obtained market capitalizations and tangible book values from a peer group of publicly traded comparable banks. The Company calculated the price to tangible book value for these peers. The resulting estimated fair value was then compared to the carrying value of Gibraltar and Charter which indicated that the goodwill of both banks was impaired. This estimate will be refined during the fourth quarter when the fair value will be determined using an average of the discounted cash flow method and a comparable market multiple method. The fair value of loans, core deposit intangibles, borrowings, and advisory contracts, if applicable, will be utilized in the fourth quarter valuation as well.

•

$33.0 million in the investment management segment at DGHM. The fair value of DGHM was determined using a comparable market method. The Company compared the ratios of price to earnings before interest taxes depreciation and amortization (“EBITDA”) from a peer group of publicly traded comparable investment management firms to derive a fair value estimate. This estimate will be refined during the fourth quarter when the fair value will be determined using an average of the discounted cash flow method and a comparable market multiple method.

•

$1.5 million in the wealth advisory segment at BOS. The fair value of BOS was determined using a comparable market multiple method. As noted above, The Company compared the ratios of price to EBITDA from a peer group of publicly traded comparable investment management firms to derive a fair value estimate. This estimate will be refined during the fourth quarter when the fair value will be determined using an average of the discounted cash flow method and a comparable market multiple method.

On August 1, 2008, the Company acquired an additional 6.4% of BOS. The purchase price was approximately $2.2 million, of which $1.3 million was allocated to goodwill and $0.7 million to intangible assets.

In the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the March 31, 2008 valuation. The Company reviewed the market approach used at March 31, 2008 and determined that the stock prices of the comparable public companies used in that approach had decreased, on average, 23% in the second quarter of 2008. An updated market approach resulted in a valuation of FPB significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter for a total year-to-date goodwill impairment of $34.3 million.

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

On January 2, 2008, the Company acquired an additional 3% of BOS. The purchase price was approximately $1.6 million, of which $1.0 million was allocated to goodwill and $0.6 million to intangible assets.

For tax purposes, the goodwill relating to Sand Hill, DGHM, KLS, DTC, and a portion of the goodwill relating to BPVI and FPB, is expected to be deductible.

The following is an analysis of intangible assets:

	At September 30, 2008			At December 31, 2007
	Gross carrying amount	Accumulated amortization	Net intangible	Gross carrying amount	Accumulated amortization	Net intangible
	(In thousands)
Other intangibles
Advisory contracts	$76,265	$(17,654)	$58,611	$73,432	$(11,896)	$61,536
Core deposit intangibles	48,013	(13,563)	34,450	54,570	(12,653)	41,917
Trade names and other	3,251	(18)	3,233	2,040	—	2,040
Employee agreements	4,127	(1,968)	2,159	3,757	(1,427)	2,330
Mortgage servicing rights	649	(70)	579	555	(29)	526

Total other intangibles	$132,305	$(33,273)	$99,032	$134,354	$(26,005)	$108,349

Amortization expense for the three months ended September 30, 2008 and 2007 was $3.3 million and $3.7 million, respectively, a decrease of $0.4 million, or 11%. Amortization expense for the nine months ended September 30, 2008 and 2007 was $10.1 million and $10.8 million, respectively, a decrease of $0.7 million, or 6%. The DTC, Charter, and BOS acquisitions increased amortization for the nine months ended September 30, 2008 by $1.1 million, and the reduced amortization at FPB, Gibraltar, KLS, DGHM, and Anchor, based on the amortization method, decreased amortization by $1.8 million.

(9)	Contingent Convertible Senior Notes

In the first nine months of 2008, the Company repurchased $194.0 million of its outstanding 3.00% Contingent Convertible Senior Notes due 2027 (the “Notes”) reducing the outstanding balance to $93.5 million at September 30, 2008, from $287.5 million at December 31, 2007. To make the repurchases, the Company used cash received from the repayment of certain intercompany notes which it previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced such intercompany notes with funding sources that have a lower interest rate than the intercompany notes. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $19.9 million for the nine months ended September 30, 2008.

(10)	Income Taxes

The Company recognized a tax benefit for the first nine months of 2008 of $50.0 million. $14.8 million of that was allocated to impairment of goodwill and intangibles. The effective tax rate reflects non-deductible expenses.

In the third quarter of 2008, several affiliates recognized impairment of goodwill for a total of $209.9 million for the quarter and $247.9 million year to date. $211.2 million of this impairment expense is not tax deductible so the expense does not create a tax benefit. The Bank affiliates and some of the non-bank affiliates were acquired pursuant to tax-free reorganizations, so the goodwill generated by those acquisitions is not deductible for tax purposes. Therefore, the Company was not able to recognize a tax benefit from any of the goodwill impairment charges, except for the DGHM impairment charge of $33.0 million. Also in the third quarter of 2008, there was a $2.2 million non-tax deductible warrant expense in connection with the capital raise, as discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements Note 12: Capital Raise”.

In the second quarter of 2008, the Company had a non-cash, non-tax deductible charge of $66.0 million for the Profits Interests and call options awarded to Westfield’s management as a result of restructuring the equity of Westfield. In addition, the first quarter 2008 tax provision was reduced by $0.8 million due to a reduction in the tax reserve. The reserve was reduced because the Internal Revenue Service did not appeal a tax case that was favorable to the Company’s tax position related to the interest expense deductions for consolidated groups with tax exempt income.

The Company recognized a state tax expense because the loss occurred at a California affiliate and those losses do not reduce taxes in many of the other states. The Company was only able to recognize a 2.5% state benefit from the California losses, since the losses cannot be used to offset the profits in most of the other states.

On July 3, 2008, Massachusetts enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2009. Starting in 2009, the majority of the affiliates will be included in the Company’s Massachusetts tax return instead of just those affiliates with nexus to Massachusetts. In addition, the Massachusetts excise tax on financial institutions will be reduced to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. The Company incorporated the impact of these Massachusetts law changes in the third quarter since the law was enacted during the third quarter. The Company adjusted the Massachusetts state applicable tax rate and apportionment percentage for purposes of measuring deferred assets/liabilities that will reverse after the effective date. The value of the net deferred Massachusetts tax asset was reduced $1.8 million which increased tax expense by $1.2 million, net of federal tax benefit as of July 3, 2008.

The 12.1% effective tax rate (adjusted to show tax deductible impairment before related income taxes) for the first nine months of 2008 was calculated based on the actual results for the first nine months of 2008 and not on a projected annual effective tax rate. The annual effective tax rate cannot be predicted due to the potential variability in future financial results. The unusual tax rate for 2008 is primarily due to the non-deductible items. The effective tax rate for the 2008 tax benefit was also reduced due to increased state taxes, partly due to the change in Massachusetts state tax law. The effective tax rate for the first nine months of 2007 was 33.8% and the related income tax expense was $18.0 million, after adjusting to show the impairment expense before related income taxes of $7.8 million. The effective tax rate is summarized below:

	Nine months ended
	September 30, 2008	September 30, 2007
Statutory federal income tax rate	35.0%	35.0%
Increase (decrease) resulting from:
State and local income tax, net of Federal tax benefit	-0.3%	4.4%
Tax exempt income, net	0.6%	-4.9%
Tax credits	0.3%	-1.7%
FIN 48 reserve adjustment	0.2%	0.0%
Non-deductible warrant expense	-0.2%	0.0%
Non-deductible goodwill	-17.9%	0.0%
Non-deductible Westfield re-equitization charges	-5.6%	0.0%
Other, net	0.0%	1.0%

Effective tax rate	12.1%	33.8%

(11)	Westfield Re-equitization

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. As a result of the re-equitization, the Company is entitled to up to approximately $30 million of pre-tax earnings (the “Preferred Interest”) and one-third of any excess over that amount on an annual basis. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of the Preferred Interest. The grant of the Profits Interest was accounted for in accordance with FASB Statement 123 (Revised 2004), Share-Based Payments (“FAS 123R”) and resulted in an expense of $46 million on the grant date. That amount was determined based on the present value of projected future cash flows distributable to the Profits Interests holders. The projected cash flows were based on a revenue growth rate of 9%, operating margins ranging from 40% to 44%, and a 17% cost of capital.

The Company granted Westfield management a call option to purchase 50% of its remaining interest in two years and 100% of the remaining interest in six years. The purchase price will be based on a multiple of trailing 12 month pre-tax earnings allocated to the Company. That purchase price was determined to be at a discount to fair value (approximately 7.5%) and resulted in an expense of approximately $20 million recognized on the grant date.

Immediately after the effective date, key employees of Westfield have control of the entity while the Company will have 100% of the investment at risk in the entity. Therefore, Westfield meets the definition of a variable interest entity under FIN 46(R), and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate it. As there are no newly consolidated assets or liabilities, the Company will retain its previous basis in the net assets of Westfield in consolidation.

(12)	Capital Raise

On July 29, 2008, the Company entered into an investment agreement with The Carlyle Group (“Carlyle”) to obtain approximately $75 million in capital. Under that agreement, the Company issued approximately 351 shares of Series A Non-Cumulative Mandatorily Convertible Preferred Stock (“Series A Preferred”) to Carlyle with a liquidation preference of $100,000 per share and convertible into approximately 6.3 million common shares. The Series A Preferred has a par value of $1.00 per share, is convertible into common stock at $5.52 per share, and participates in dividends payable in common stock on an as-converted basis. The shares are perpetual and do not include any redemption provisions. The conversion price is adjusted upon various changes in outstanding shares of the Company such as the declaration of stock dividends, stock splits, issuance of stock purchase rights, self-tender offers, or a rights plan. The Series A Preferred converted into shares of the Company’s common stock effective October 1, 2008.

The Company also issued to Carlyle approximately 401 shares of Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”) with a liquidation preference of $100,000 per share that is convertible into approximately 7.2 million common shares. The Series B Preferred has a par value of $1.00 per share, is convertible into common stock at $5.52 per share, and participates in dividends payable in common stock on an as-converted basis. There are no mandatory redemption features and preferred shareholders have no rights to require redemption. The Series B Preferred contains the same anti-dilution adjustments as the Series A Preferred discussed above.

Both classes of preferred shares rank on parity with other classes or series of preferred shares and senior to any common shares with respect to dividends and upon liquidation or winding up of the Company.

In connection with the preferred stock issuance, Carlyle was issued warrants (the “Carlyle warrants”) to purchase 5.4 million shares of common stock at a price of $6.62 per share. The term of the Carlyle warrants is five years.

On September 30, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock from 70 million to 170 million. The Company’s shareholders also approved the conversion of the Series B Preferred Stock into common stock and the exercise of the Carlyle warrants to purchase common stock. The conversion of the Series B Preferred stock and exercise of the Carlyle warrants may take place in accordance with their terms and subject to certain common stock ownership limitations.

The Company determined that the Carlyle warrants meet the definition of a derivative instrument as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of that statement as they are indexed to the Company’s common stock and are classified in the stockholders’ equity section of the balance sheet. As of the date of issuance, the Company did not have sufficient authorized but unissued common shares for issuance upon exercise of the Carlyle warrants. Therefore, the Company classified the Carlyle warrants as a liability as required in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. At issuance the Carlyle warrants were valued at $3.51 per warrant, $19.1 million in total, using the Black-Scholes option pricing model with the following assumptions: 0.50% dividend yield; risk free rate of 3.30%; volatility of 39.2% and a contractual life of five years. On September 30, 2008, shareholders approved an increase in the Company’s authorized shares. On that date, the Company had sufficient authorized but unissued shares for settlement of the Carlyle warrants and reclassified the Carlyle warrants as equity at their then fair value. The fair value of the Carlyle warrants on September 30, 2008 was $3.92 per warrant, $21.3 million in total, using the Black-Scholes option pricing model with the following assumptions: 0.47% dividend yield; risk free rate of 2.88%; volatility of 41.4% and a contractual life of five years. An expense of $2.2 million was recognized due to the change in the fair value of the Carlyle warrants during the period they were classified as a liability.

The Company allocated $19.1 million of the proceeds to the Carlyle warrants based on the fair value of the Carlyle warrants at the date of issuance. The remaining $56.0 million was allocated to the Series A Preferred and the Series B Preferred based upon their relative fair values at the closing date. Approximately $26.1 million of the proceeds was allocated to the Series A Preferred and $29.9 million was allocated to the Series B Preferred.

After allocation of the proceeds, the Company evaluated the effective conversion price of the preferred securities and concluded that they were issued in the money. The resulting discount to the fair value of the Company’s stock price on the date of issuance is accounted for as a beneficial conversion feature under EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. The discount/beneficial conversion feature is treated as a dividend to the preferred shareholder and accreted over the period of issuance to the earliest conversion date using the effective interest method. The Series A Preferred converted into shares of the Company’s common stock on October 1, 2008 and the Series B Preferred is convertible in 18 months. See the following table for the computation of the beneficial conversion feature for each security.

	Shares Issued	Common Stock Issuable upon Conversion	Allocation for Book	Effective Conversion Price	Common Stock Fair Value	Beneficial Conversion Feature per Share	Beneficial Conversion Feature
	(In thousands, except share data)
Series A Preferred	350.33	6,346,572	$26,129	$4.12	$8.00	$3.88	$24,643
Series B Preferred	400.81	7,261,091	$29,895	$4.12	$8.00	$3.88	$28,194

Totals		13,607,663	$56,024				$52,837

Accretion of the discount/beneficial conversion feature for the quarter ended September 30, 2008 was $28.1 million and will be $3.9 million in the fourth quarter.

In addition to the securities sold to Carlyle, the Company completed a public offering of its common stock on July 29, 2008 in which 18.4 million shares were sold to the public at a price of $6.00 per share, for total gross proceeds of approximately $110.4 million.

(13)	Recent Accounting Developments

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

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the disclosure requirements related to an entity’s derivative activities. The statement requires additional qualitative disclosures regarding the purpose of the entity’s derivative activities as well as significant quantitative disclosures including a tabular presentation of derivatives by category and their location in the financial statements. The statement is effective for the Company in the first quarter of 2009. The statement will have no effect on the accounting for derivative activities at the Company, but will require enhanced disclosures.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to clarify the accounting for repurchase financings under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FSP requires that certain repurchase arrangements be accounted for as derivatives and recognized at fair value in the financial statements. The statement will be effective for the Company in the first quarter of 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset. This statement will be effective for the Company in the first quarter of 2009 and management does not believe that the adoption will have a material affect on the financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the Contingent Convertible Senior Notes discussed in Part II. Item 8. “Notes to Consolidated Financial Statements Note 15: Junior Subordinated Debentures and Other Long Term Debt” in the Company’s Annual Report on Form 10-K and will require retroactive application for the Company’s 2007 and 2008 financial statements. This statement will be effective for the Company in the first quarter of 2009. Management believes that this FSP will not have a significant effect on the financial statements and is currently evaluating the impact.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, to clarify that non-vested shares issued to employees as compensation are considered participating securities prior to vesting. As a result of this FSP, a company with outstanding non-vested shares will be required to apply the two-class method in determining earnings per share. This statement will be effective for the Company in the first quarter of 2009 and management does not believe that the adoption of this FSP will have a material effect on earnings per share.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FAS 157, Fair Value Measurements in a market that is not active. The statement gives an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP was effective upon issuance. Management does not believe that the adoption of this FSP will have a material effect on earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2008

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, evaluations of future interest rate trends and liquidity, prospects for growth in assets and prospects for overall results over the long term. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; recent adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking and asset investment advisory activities; changes in interest rates; competitive pressures from other financial institutions; a further deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; adequacy of loan loss reserves; reduction in deposit levels necessitating increased borrowing to fund loans and investments; the passing of adverse government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become further impaired; and risks related to the identification and implementation of acquisitions; as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three functional segments, Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2008. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In February of 2008, the Company acquired a 70.1% share of DTC. In 2007 the Company acquired Charter, increased its equity interest in BOS to a majority interest and decreased its ownership in Sand Hill from 100% ownership to 76%. The financial results of these entities have had an impact on our results of operations for the third quarter and first nine months of 2008, and should be considered in comparing the Company’s results of operations for the third quarter and first nine months of 2008 to the same respective periods of 2007. The following table provides additional detail for these transactions.

Name of acquisition	Acquisition/ consolidation date	Total assets at acquisition/ consolidation	Assets under management and advisory at acquisition/ consolidation
DTC	February 1, 2008	$0.9 million	$0.9 billion
BOS	August 1, 2007	$5.5 million	$2.0 billion
Charter	July 1, 2007	$316.1 million	—

During the third quarter of 2008, the Company earned revenues of $103.7 million, a decrease of 2% compared to revenues of $105.5 million for the same period in 2007. Total operating expenses, including minority interest, were $295.5 million for the third quarter of 2008, a $220.5 million increase over total operating expenses, including minority interest, of $75.1 million for the same period in 2007. The Company reported a net loss for the third quarter of 2008 of $273.4 million, or $(5.92) per share, as compared to net income for the same period in 2007 of $17.4 million, or $0.44 per share.

The principal items that negatively impacted the Company’s results in the third quarter of 2008 include: the non-cash impairment charges of $196.4 million, net of tax, decreasing earnings per share by approximately $3.85; the increased provision for loan losses of $86.4 million, net of tax, decreasing earnings per share by approximately $1.69; the non-cash warrant expense of $2.2 million and the $28.3 million adjustment to the income available to the common shareholders from the beneficial conversion feature of the preferred securities issued. Together, the adjustment and warrant expense of $30.5 million, decreased earnings per share by approximately $0.60. These charges were slightly offset by growth at the Company’s fee based segments.

During the third quarter of 2008 the Company determined that there was a triggering event under FAS 142 due to a significant adverse change in business climate. As a result of the triggering event, the Company performed interim impairment testing, which resulted in an estimated gross impairment loss of approximately $209.9 million. 84%, or $175.4, of the total loss was driven by the Company’s Private Banking segment, $125.3 million at Gibraltar and $50.1 million at Charter. 16%, or $33.0 million, was at DGHM, an affiliate partner in the Company’s Investment Management segment, and an additional $1.5 million of the total loss was driven by the Wealth Advisor affiliate, BOS. The Company will perform its full annual impairment testing in the fourth quarter of 2008 using third party valuation firms. Differences between the third quarter valuation estimates and the fourth quarter annual valuations will be reflected in the fourth quarter of 2008. In 2008, the Company has written off all of the goodwill of FPB, Gibraltar, Charter and DGHM. The remaining goodwill at September 30, 2008 is $109.1 million.

During the third quarter, the Company announced its intent to sell the non-strategic Southern California loan portfolio. As a result of a further decline in the underlying collateral of the loans and the requirement to record the loans at fair value upon transfer to the loans held for sale category, the Company incurred charge-offs of $160.6 million, related specifically to this portfolio. The charge-offs reflect the estimated proceeds the Company anticipates receiving on the sale of these loans. The charge-offs recorded in the third quarter required an additional increase to the provision for loan losses of $132.6 million, which represents approximately 97% of the third quarter consolidated provision for loan loss expense. Bids on the loans held for sale, and subsequent closing, if applicable, are expected in the fourth quarter. Differences from the sale proceeds to the current carrying value will be reflected in gains or losses to be recorded in the fourth quarter. Any of the loans which are not able to be sold, will be revalued at December 31, 2008. Loan bids which do not meet minimum reserve prices may require additional write down in carrying values. The carrying value of these loans at September 30, 2008 is $93.6 million.

In July, the Company entered into an investment agreement with Carlyle to obtain approximately $75 million in capital. Under that agreement, the Company issued approximately 351 shares of Series A Preferred securities and approximately 401 shares of Series B Preferred securities. In connection with the preferred stock issuance, Carlyle was issued warrants (the “Carlyle warrants”) to purchase 5.4 million shares of common stock at a price of $6.62 per share. The Company allocated $19.1 million of the $75.0 million in proceeds to the warrants based on the fair value of the warrants at the date of issuance. The remaining $56.0 million was allocated to the Series A and B Preferred securities based upon their relative fair values at the closing date.

After allocation of the proceeds, the Company evaluated the effective conversion price of the preferred securities and concluded that they were issued in the money. The resulting discount to the fair value of the Company’s stock price on the date of issuance is accounted for as a beneficial conversion feature. The discount / beneficial conversion feature is treated as a dividend to the preferred shareholder and accreted over the period of issuance to the earliest conversion date. The Series A Preferred securities converted on October 1, 2008 and the Series B Preferred securities are convertible in 18 months. Accretion of the discount / beneficial conversion feature for the quarter ended September 30, 2008 was $28.1 million and will be $3.9 million in the fourth quarter. In addition the Company paid $0.1 million in dividends to the preferred holders in the third quarter of 2008. The beneficial conversion feature and the dividends paid do not impact the Company’s reported earnings, but do reduce the income available to the common shareholders, thereby decreasing the Company’s basic earnings per share.

The Company recognized a warrant expense of $2.2 million in third quarter due to the change in the fair value of the Carlyle warrants during the period they were classified as a liability. As of the date of issuing the Carlyle warrants, the Company did not have sufficient authorized but unissued common shares for issuance upon exercise of the Carlyle warrants. Therefore, the Company classified the Carlyle warrants as a liability. On September 30, 2008, shareholders approved an increase in the Company’s authorized shares. On that date, the Company had sufficient shares authorized but unissued shares for settlement of the Carlyle warrants and reclassified the Carlyle warrants as equity at their then fair value. The fair value of the Carlyle warrants on September 30, 2008 was $21.3 million in total.

In addition to the securities sold to Carlyle, the Company completed a public offering of its common stock on July 29, 2008 in which 18.4 million shares were sold to the public at a price of $6.00 per share, for total gross proceeds of approximately $110.4 million. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 12: Capital Raise” for further details.

The Company’s Private Banking segment reported a net loss of $249.6 million in the third quarter of 2008 compared to net income of $14.4 million for the same period in 2007. Although the Company’s Private Banks were negatively impacted by the non-cash impairment charges, the increased provisions for loan losses, and decreased net interest margins they were able to report revenue growth for the segment in the third quarter of 2008. Private Banking revenues for the third quarter 2008 were $63.9 million, or 60% of total segment revenues, compared to $63.2 million, or 58% of total segment revenue for the same period in 2007. Increased revenues for the third quarter of 2008 were primarily driven by the Banks’ investment management and trust revenues, and slight increases in net interest income due to lower cost of funds on interest bearing liabilities. Total expenses at the Banks for the third quarter of 2008 increased $181.3 million to $219.4 million, compared to $38.1 million for the same period in 2007. $175.4 million, or 97%, of the increase, was driven by the non-cash impairment charges at the Company’s Southern Florida and Pacific Northwest banks, Gibraltar and Charter, respectively. Assets Under Management (“AUM”) for the Banks, at September 30, 2008 were $4.5 billion, a decrease of $287 million from December 31, 2007. Market depreciation for the first nine months of 2008 outpaced the Banks’ net flows of $195 million.

The Company’s Investment Management segment reported a net loss of $14.7 million in the third quarter of 2008 compared to a net income of $7.3 million for the same period in 2007. The Company’s Investment Management segment was not only negatively impacted by the non-cash impairment charge, but has also felt the impact of the equity market declines in its revenue lines. Investment Management revenues for the third quarter of 2008 were $30.6 million, or 28% of total segment revenues, compared to $35.6 million, or 33% of total segment revenues for the same period in 2007. The 14%, or $5.0 million, decrease in revenues was primarily driven by the decrease of the Investment Managers’ AUM and decreased performance fees. The Investment Managers’ AUM decreased 10%, or $2.4 billion to $20.2 billion compared to $22.6 billion for the same period in 2007. Market depreciation for the twelve months ended September 30, 2008 of $3.6 billion significantly outpaced Investment Management net flows of $1.3 billion. Total expenses, including minority interest, at the Investment Management firms for the third quarter of 2008 increased $31.8 million, to $54.6 million, compared to $22.8 million for the same period in 2007. Included in the Investment Managers’ total expenses for the third quarter of 2008 was the non-cash impairment charge of $33.0 million at DGHM. Expenses excluding the impairment charge decreased in the third quarter of 2008 compared to the same period in 2007 primarily due to the decrease in variable compensation as a result of decreased revenues. AUM at September 30, 2008, for the Investment Managers, were $20.2 billion, a decrease of $2.8 billion from December 31, 2007. Market depreciation for the first nine months of 2008 outpaced the Investment Managers’ net flows of $966 million.

The Company’s Wealth Advisory segment reported a net loss of $0.2 million in the third quarter of 2008 compared to net income of $1.4 million for the same period in 2007. Although the Company’s Wealth Advisory segment was negatively impacted by the non-cash impairment charge, revenues increased $2.5 million, or 24% during the third quarter of 2008, compared to the same period in 2007. Revenues for the third quarter of 2008 were $12.8 million, or 12% of total segment revenues, compared to $10.3 million, or 9% of total segment revenues for the same period in 2007. The increase in revenues for the third quarter of 2008, compared to the same period in 2007, was attributed to the acquisition and consolidation of DTC and BOS, respectively. Total expenses, including minority interest, at the Wealth Advisory firms increased $3.9 million, or 50%, to $11.9 million, compared to $8.0 million for the same period in 2007. 38%, or $1.5 million, of the expense increase was driven by the non-cash impairment charge at BOS. Other drivers of the increase in expenses were the acquisition and consolidation of DTC and BOS, respectively. AUM at September 30, 2008 for the Wealth Advisors was $9.3 billion, an increase of $236 million from December 31, 2007, which included the acquired AUM of DTC of $908 million.

The Company’s income tax benefit for the third quarter of 2008 was $55.6 million, as compared to an income tax expense of $9.3 million for the same period of 2007. The effective tax rate and expense for the third quarter of 2008 was impacted by the non-deductible goodwill impairment charges and other non-deductible items. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 10: Income Taxes” for further detail.

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

Intangible assets with finite lives are subject to impairment tests in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Assets under management are analyzed to determine if there have been significant outflows since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment is recognized if the carrying value exceeds the sum of the undiscounted expected future cash flows from the intangible assets. The impairment loss is then based on the difference between the carrying value of the intangible and its estimated fair value.

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

Goodwill is recognized in an acquisition where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events or changes in circumstances that indicate impairment is probable and at least annually in accordance with FAS 142. Goodwill is tested at the affiliate partner level which is one level below the Company’s operating segments. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007. Goodwill impairment testing was performed during the fourth quarter of 2007 using a combination of discounted cash flow analysis and market multiples. At that time, the Company determined that goodwill was impaired at Gibraltar, and has since determined that goodwill at FPB was impaired both in the first and second quarters of 2008. Management performed an interim goodwill impairment assessment in the third quarter of 2008, resulting in the recording of estimated impairment charges related to Gibraltar, Charter, DGHM, and BOS. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 8: Goodwill and Intangible Assets” for further detail. Management will perform the 2008 annual goodwill impairment test in the fourth quarter, and will reflect changes from the third quarter estimates, if necessary.

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

During the third quarter, the allowance for loan losses was increased through additional provision for loan loss expense of $137.1 million to provide for anticipated losses and decreased $164.5 million for charged-offs realized. The addition to the allowance was primarily a result of further deterioration in the Southern California region and subsequent reclassification of a group of loans to the loans held for sale category. During the third quarter, loans with an aggregate principal amount of $253 million in the Southern California region were transferred to the loans held for sale category. The Company transferred these loans at their fair value at the time the decision to sell the loans was made. $163.8 million of the decrease in the allowance was attributable to continued deterioration in collateral values in the Southern California region.

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

Tax estimates

The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company also will assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined that a valuation allowance is not required for deferred tax assets at September 30, 2008, there is no guarantee that these assets will ultimately be realized.

Due to the ability of the Company to generate taxable income, management believes it is more likely than not that the balance of deferred tax assets at September 30, 2008 is realizable and no valuation allowance is needed. The Company expects to report a loss on the federal and California tax returns for 2008 and to carry back the federal loss to recover taxes previously paid for 2006 and possibly 2007. California does not allow losses to be carried back but allows 2008 losses to be carried forward for twenty years. The Company estimated the quarterly income tax on actual earnings to date and not on a projected annual effective tax rate. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 10: Income Taxes” for further detail.

Financial Condition

Total Assets. Total assets increased $203.8 million, or 3%, to $7.0 billion at September 30, 2008 from $6.8 billion at December 31, 2007. This increase was primarily driven by the Company’s third quarter capital raise, increase in loans, investments and income taxes receivable and deferred, offset by decreased goodwill and intangible assets.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) increased $118.0 million, or 18%, to $788.5 million, or 11% of total assets, at September 30, 2008, from $670.5 million, or 10% of total assets, at December 31, 2007. The Banks acquire securities for various purposes such as providing a source of income through interest income or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 4: Investments” for a summary of the Company’s investment securities.

Loans held for sale. Loans held for sale increased $92.6 million to $99.4 million at September 30, 2008 from $6.8 million at December 31, 2007. This increase was primarily the result of the Company’s intent to sell its construction and land loans in Southern California which was announced in the third quarter of 2008. $93.6 million of these loans held for sale are intended to be sold during the fourth quarter of 2008.

Loans. Total portfolio loans increased $120.1 million, or 2%, to $5.4 billion, or 77% of total assets, at September 30, 2008, from $5.3 billion, or 77% of total assets, at December 31, 2007. This increase was primarily driven by organic growth of commercial and residential loans which increased $151.5 million, or 7%, and $104.5 million, or 6%, respectively. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Risk Elements. The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Non-performing assets increased $68.8 million, or 128%, to $122.6 million, or 1.75% of total assets, at September 30, 2008, from $53.8 million, or 0.79% of total assets, at December 31, 2007.

Total non-accrual loans at September 30, 2008 were $116.8 million, an increase of $64.2 million, or 122%, from $52.6 million at December 31, 2007. $70.7 million of these non-accrual loans are in the loans held for sale category. Approximately 71%, or $45.7 million, of the $64.2 million increase was due to additional non-accrual loans at FPB. Total non-accrual loans at FPB of $72.4 million, primarily comprised of construction and land development loans, are mainly the result of the slowdown in the housing and construction market in the Inland Empire of California. 98%, or $70.7 million of FPB’s total non-accrual loans are loans which the Company intends to sell during the fourth quarter of 2008. Further decline in market values of the collateral for the non-accrual loans could result in additional future expense depending on the timing and severity of the decline.

The Company also has OREO assets of $5.8 million at September 30, 2008. At December 31, 2007 the Company had OREO and repossessed assets of $0.7 million and $0.5 million, respectively. OREO increased $5.1 million in the first nine months of 2008. The OREO assets on the Company’s books consist of five properties – three in Southern Florida, one in the Pacific Northwest, and one in New England.

At September 30, 2008, loans with an aggregate balance of $24.9 million, or 0.46% of total loans, were 30-89 days past due, an increase of $2.6 million, or 12%, as compared to $22.4 million at December 31, 2007. $9.5 million of these 30-89 days past due loans are in the loans held for sale category. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of September 30, 2008 or December 31, 2007.

Of the $163.8 million of loans charged-off in Southern California, $160.6 million, or 98%, related to the loans transferred to the loans held for sale category during the three months ended September 30, 2008.

Non-performing assets and delinquent loans are impacted by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral.

Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Banks based on the criteria established by federal bank regulatory authorities. At September 30, 2008, the Company had classified loans of $175.8 million, an increase of $55.7 million, or 46%, as compared to $120.1 million at December 31, 2007. $79.2 million of these classified loans are in the held for sale category. Approximately 10%, or $5.8 million, of the increase in classified loans was in the Southern California portfolio. Approximately 56%, or $31.4 million of the increase in classified loans was in the South Florida portfolio, and approximately 31%, or $17.5 million of the increase was in the Pacific Northwest portfolio. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in certain areas where the banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $150.5 million as of September 30, 2008, an increase of $100.5 million as compared to $50.0 million at December 31, 2007. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Private Banking credit quality data by geography.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At September 30, 2008, the allowance for credit losses totaled $76.1 million and was comprised of the allowance for loan losses of $70.5 million and the reserve for unfunded loan commitments of $5.6 million.

The allowance for credit losses decreased $1.0 million, or 1%, from December 31, 2007. This decrease is driven by the loans charged-off in the first nine months of 2008 of $189.2 million. 98%, or $185.6 million, of the loans charged-off were from the Southern California portfolio. The Southern California loan portfolio has been reduced from $543.8 million at December 31, 2007 to $281.7 million at September 30, 2008 reflecting charge-offs taken and loans transferred to the loans held for sale category. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 7: Allowance for Credit Losses” for an analysis of the Company’s allowance for credit losses.

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

Stock in Federal Home Loan Banks and Bankers Bank. Stock in Federal Home Loan Banks (“FHLB”) and Bankers Bank increased $6.0 million, or 12%, to $55.4 million at September 30, 2008 from $49.4 million at December 31, 2007. The increase was driven by the increased level of advances in FHLB Borrowings to fund portions of the Banks’ loan growth and to fund the repurchase of other long-term debt. As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances. The minimum requirements vary depending on the FHLB membership.

Goodwill. Goodwill decreased $240.8 million, or 69%, to $109.1 million at September 30, 2008 from $349.9 million at December 31, 2007. The decrease is driven by the non-cash impairment charges of $247.9 million. $213.4 million, or 86%, of the decrease was driven by the Private Banking segment and $34.5 million, or 14%, was driven by the Wealth Advisory and Investment Management segments. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 8: Goodwill and Intangible Assets” for further detail. The decrease in goodwill was slightly offset by the additional goodwill purchased with the DTC acquisition on February 1, 2008 and the additional goodwill resulting from the Company’s January 2, 2008 and August 1, 2008 ownership increases in BOS.

Intangible Assets. Intangible assets decreased $9.3 million, or 9%, to $99.0 million at September 30, 2008 from $108.3 million at December 31, 2007. $3.7 million, or 40%, of the decrease was driven by the intangible non-cash impairment loss recognized at FPB. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 8: Goodwill and Intangible Assets” for further detail. Other components of the decrease include the amortization recorded in the first nine months of 2008. The decrease in intangibles was slightly offset by the additional intangibles purchased with the DTC acquisition on February 1, 2008 and the additional intangibles resulting from the Company’s January 2, 2008 and August 1, 2008 ownership increases in BOS.

Income Taxes Receivable and Deferred. Income taxes receivable and deferred increased $83.8 million to $122.8 million at September 30, 2008 from $39.0 million at December 31, 2007. The increase represents the tax benefit the Company expects to receive from the losses recognized in the first nine months of 2008.

Deposits. The Company experienced an increase in total deposits of $248.8 million, or 6%, to $4.6 billion, or 66% of total assets, at September 30, 2008, from $4.4 billion, or 64% of total assets, at December 31, 2007. The increase in deposits is primarily driven by the increase in brokered CDs. The Banks increased their use of brokered CDs to improve liquidity, make investments and fund loan growth.

The following table shows the composition of the Company’s deposits at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Balance	As a % of total	Balance	As a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$770,982	16.7%	$758,696	17.3%
NOW	346,809	7.5%	431,927	9.9%
Savings	226,626	4.9%	256,803	5.9%
Money market	1,539,136	33.3%	1,794,366	41.0%
Certificates of deposit under $100,000 (1)	929,355	20.1%	187,341	4.3%
Certificates of deposit $100,000 or greater	810,950	17.5%	945,968	21.6%

Total deposits	$4,623,858	100.0%	$4,375,101	100.0%

(1)	Included in Certificates of deposit under $100,000 are brokered CDs of $645.6 million.

Borrowings. Total borrowings (consisting of FHLB borrowings, federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) junior subordinated debentures, and other long-term debt) increased $77 million, or 5%, to $1.7 billion at September 30, 2008 from $1.6 billion at December 31, 2007. FHLB borrowings (net of unamortized fair valuation adjustments) increased $111.7 million, or 13%. The increase in FHLB borrowings was used to repurchase other long-term debt and to fund a portion of loan demand. Repurchase agreements increased $78.3 million, or 30%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature. Federal funds purchased increased $81 million. Federal funds purchased provide short-term liquidity to the Banks and balances vary on a daily basis based on funding requirements. Junior subordinated debentures and other long-term debt decreased $194.0 million or 37%, to $331.6 million at September 30, 2008 from $525.6 million at December 31, 2007. The Company repurchased $194.0 million of its Notes. As a result of the repurchases, the Company replaced the debt with lower cost funding. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $19.9 million for the nine months ended September 30, 2008.

Other liabilities. Other liabilities, including minority interest, decreased $6.8 million, or 5%, to $140.8 million at September 30, 2008 from $147.6 million at December 31, 2007. The decrease is due to the payments on the 2007 accrued compensation, the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2008 pursuant to the terms of the acquisition agreements, and due to the reduction made to the DGHM contingent liability to reflect lower estimated contingent payments that were previously accrued for as of the date of acquisition.

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

At September 30, 2008, consolidated cash and cash equivalents and securities available-for-sale amounted to $996.4 million, or 14% of total assets of the Company. This compares to $843.9 million, or 12% of total assets, at December 31, 2007. The Banks use a portion of their securities as collateral for borrowings and other purposes which reduces the amount of securities they could sell in the short-term.

Bank Liquidity. The Banks are each a member of their regional FHLB, and as such, have access to short and long-term borrowings from those institutions. At September 30, 2008, the Banks had available credit of $752.6 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available-for-sale, less the portion used as collateral) and FHLB borrowing capacity of the Banks totaled $1.3 billion at September 30, 2008, which equals 21% of the Banks’ total liabilities and 19% of the Banks’ total assets. In addition to FHLB borrowings, the Banks have access to brokered CDs, federal funds lines, and repurchase agreements. The Federal Reserve Banks’ Discount Window facility (the “Window”) is another potential source of liquidity for banks. For a bank to be able to access the Window, it must first apply to the Federal Reserve and provide collateral for the amount of the requested line. Access to borrowings, including the Federal Reserve Discount Window, may be dependent on available collateral and, in the case of FPB, regulatory approval. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

Effective January 1, 2008, the Company adopted FAS 157 and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in FAS 157. As noted in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 5: Fair Value Measurements”, a majority of the Company’s fair value measurements utilize Level 2 inputs. The Company’s Level 2 financial instruments consist primarily of available-for-sale debt securities. These debt securities were initially valued at their transaction price and subsequently valued based on reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events. Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.

Liquidity at the Holding Company should also be considered separately from the consolidated liquidity as there are restrictions on the ability of the Banks to distribute funds to the Holding Company. The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the money and capital markets, and private equity investments. At September 30, 2008, Holding Company cash and cash equivalents and securities available-for-sale amounted to $77.3 million.

In the third quarter of 2008, the Company issued 18.4 million shares of common stock in a public offering and raised approximately $104.9 million, net of the underwriting discount. The Company also raised another $75 million in the third quarter from a private issuance of preferred stock. The total proceeds from the issuances in the third quarter, net of all fees and costs were approximately $173.3 million. The purpose of this additional equity was primarily to strengthen the Company’s capital base, including providing future capital for potential resolution of its classified loans, to provide growth capital for its affiliates and for general corporate purposes.

In addition, at September 30, 2008, the Holding Company had a $10 million 4.20% fixed rate note receivable from Boston Private Bank due July 2009.

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

As previously announced, the Company terminated the Line in the third quarter of 2008. The Company does not intend to negotiate a new line in the foreseeable future. The Company is currently evaluating other alternatives for additional liquidity. The Company does not believe the termination of the Line will have a material impact on liquidity.

At September 30, 2008, the estimated cash payments accrued under deferred purchase obligations was approximately $1.1 million which is to be paid in 2009. Variability exists in these estimated cash payments because certain payments may be based on amounts yet to be determined, such as earn out agreements that may be based on adjusted earnings, revenues or selected AUM.

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

The Company is required to pay interest quarterly on its junior subordinated debentures and other long-term debt. The estimated cash outlay for the interest payments in 2008 is approximately $20.6 million. The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Holders of the Company’s Series B Preferred will be entitled to receive dividends payable on the Company’s common stock on an as-converted basis. Based on the dividends previously paid in 2008, the reduced dividend rate announced in the third quarter of 2008, from $0.10 per share to $0.01 per share, and estimated shares outstanding, including the additional shares issued in the third quarter of 2008, the Company estimates the amount to be paid out in 2008 for dividends to shareholders will be approximately $9.0 million. The ability of the Company to continue to pay dividends in the future will be dependent upon compliance with Federal Reserve rules regarding the payment of dividends.

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

Recent Economic Developments

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Among other things, the EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP is a voluntary and time limited program that will be funded through special fees. The program consists of two basic components: (i) a temporary unlimited guarantee of funds in non-interest bearing transaction accounts at FDIC-insured institutions not otherwise covered by the existing deposit insurance limit of $250,000 (the Transaction Account Guarantee Program); and (ii) a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program).

Subject to any restrictions that might be imposed by the FDIC, the Company is eligible to participate in the TLGP. For the first 30 days of the program, all eligible entities are covered under the TLGP, and the guarantees provided by the TLGP will be offered at no cost to eligible entities. On or before December 5, 2008, however, eligible entities must inform the FDIC whether they will opt out of the TLGP. An eligible entity may elect to opt out of either the Debt Guarantee Program (“DGP”) or the Transaction Account Guarantee Program (“TAGP”) or of both components of the TLGP. All eligible entities within a U.S. Banking Holding Company structure must make the same decision regarding continued participation in each component of the TLGP.

Although the Company has not reached a final decision on whether to participate in the TAGP of the TLGP, the Company believes the benefits of the program could be worth the incremental costs. After the initial period, participating institutions will be assessed a ten basis point surcharge on balances in accounts covered by the TAGP.

The DGP temporarily will guarantee all newly-issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 14, 2008, through and including June 30, 2009. The Company believes the only debt that would be covered under this program will be federal funds purchased by our Banks. The fee for participating in the DGP will be an annualized fee equal to 75 basis points multiplied by the amount of the debt issued, and calculated for the maturity period of the debt or June 30, 2012, whichever is earlier. The Company is still evaluating the benefits of the DGP and has not reached a decision on whether to opt out.

On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy. To be eligible for the CPP, the applicant must receive approval of the Treasury. In addition, the applicant must agree to a number of terms and restrictions including, but not limited to, certain limitations on executive compensation and prohibitions on increasing dividends payable to its common shareholders and conducting share repurchase without the Treasury’s prior approval. The subscription amount available to a participating financial institution is a minimum of one percent of the institution’s risk weighted assets to a maximum of three percent of risk weighted assets.

The non-voting senior preferred shares purchased by the Treasury under the CPP will have a dividend rate of five percent per year until the fifth anniversary of the date of the investment and a dividend rate of nine percent per year thereafter. The Treasury will also receive warrants for common stock of the applicant equivalent in value to 15 percent of the amount of the preferred shares purchased by the Treasury from the applicant under the CPP.

The Company has applied for capital under the CPP and the maximum it would be eligible to receive, if approved, would be approximately $153 million. The Treasury has the discretion to either approve the request, approve an amount less than the Company requested, or decline the request. If the Company does participate, it may be for an amount that is less than the maximum eligible.

Capital Resources

The Company’s stockholders’ equity at September 30, 2008 was $547.3 million, or 8% of total assets, compared to $662.5 million, or 10% of total assets at December 31, 2007. The decrease in stockholders’ equity in the first nine months of 2008 was the result of the current period net loss, dividends paid to stockholders, and the change in accumulated other comprehensive income. The decreases were partially offset by the common stock issued for acquisitions, including contingent payments, proceeds from options exercised including tax benefits, if any, common stock issued in connection with the Company’s third quarter capital raise, stock grants to employees, and stock issued in connection with the Company’s employee stock purchase plan.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each of the Bank’s assets and certain off-balance sheet items as calculated under regulatory accounting standards. The Bank’s respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.

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

As of September 30, 2008, the Company and all the Banks have capital ratios above the minimum standards to be considered well capitalized. Due to the supervisory agreement between the FDIC and FPB, the Company and FPB can only be classified as adequately capitalized. As of September 30, 2008, except for FPB, all of the Banks meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as well capitalized.

The Company contributed an additional $83.8 million of capital in the third quarter of 2008 to FPB. $41.5 million was contributed in the first half of 2008. These capital contributions were needed for FPB to meet applicable regulatory capital requirements. In addition, the Company contributed $5.5 million to Borel in the third quarter of 2008. The capital contribution to Borel was due to the large loan growth this year.

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2008 and December 31, 2007:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2008
Total risk-based capital
Company	$662,864	12.91%	$410,783	>8.0%	$513,478	>10.0%
Boston Private Bank	222,560	11.59	153,620	8.0	192,025	10.0
Borel	138,013	10.81	102,172	8.0	127,715	10.0
FPB	67,394	14.54	37,072	8.0	46,340	10.0
Gibraltar	124,095	11.79	84,180	8.0	105,225	10.0
Charter	32,000	11.48	22,308	8.0	27,885	10.0
Tier I risk-based capital
Company	554,409	10.80	205,391	4.0	308,087	6.0
Boston Private Bank	198,530	10.34	76,810	4.0	115,215	6.0
Borel	123,197	9.65	51,086	4.0	76,629	6.0
FPB	61,562	13.28	18,536	4.0	27,804	6.0
Gibraltar	110,931	10.54	42,090	4.0	63,135	6.0
Charter	28,467	10.21	11,154	4.0	16,731	6.0
Tier I leverage capital
Company	554,409	7.87	281,742	4.0	352,177	5.0
Boston Private Bank	198,530	6.70	118,473	4.0	148,091	5.0
Borel	123,197	9.37	52,594	4.0	65,743	5.0
FPB	61,562	10.04	24,528	4.0	30,660	5.0
Gibraltar	110,931	7.80	56,913	4.0	71,141	5.0
Charter	28,467	6.61	17,220	4.0	21,524	5.0
As of December 31, 2007
Total risk-based capital
Company	$535,525	10.84%	$395,263	>8.0%	$494,079	>10.0%
Boston Private Bank	202,392	10.87	149,000	8.0	186,251	10.0
Borel	117,309	10.76	87,223	8.0	109,029	10.0
FPB	49,203	8.90	44,222	8.0	55,278	10.0
Gibraltar	118,049	11.00	85,815	8.0	107,269	10.0
Charter	32,465	11.92	21,788	8.0	27,235	10.0
Tier I risk-based capital
Company	465,285	9.42	197,632	4.0	296,448	6.0
Boston Private Bank	179,100	9.62	74,500	4.0	111,750	6.0
Borel	105,198	9.65	43,612	4.0	65,418	6.0
FPB	42,061	7.61	22,111	4.0	33,167	6.0
Gibraltar	105,643	9.85	42,908	4.0	64,361	6.0
Charter	29,761	10.93	10,894	4.0	16,341	6.0
Tier I leverage capital
Company	465,285	7.28	255,734	4.0	319,668	5.0
Boston Private Bank	179,100	6.54	109,567	4.0	136,959	5.0
Borel	105,198	9.14	46,028	4.0	57,535	5.0
FPB	42,061	7.14	23,576	4.0	29,469	5.0
Gibraltar	105,643	7.53	56,122	4.0	70,152	5.0
Charter	29,761	8.91	13,359	4.0	16,698	5.0

Results of Operations for the Three and Nine Months Ended September 30, 2008 versus September 30, 2007

Net (Loss)/Income. The Company recorded a net loss for the three and nine months ended September 30, 2008 of $273.4 million, or $(5.92) per diluted share, and $363.8 million or, $(9.28) per diluted share, respectively. Net income for the same periods in 2007 was $17.4 million, or $0.44 per diluted share, and $35.3 million, or $0.91 per diluted share, respectively.

Selected financial highlights are presented in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands, except per share data)
Net interest income	$50,634	$50,148	1%	$152,084	$137,771	10%
Fees and other income	53,016	55,398	-4%	188,856	156,368	21%

Total revenue	103,650	105,546	-2%	340,940	294,139	16%

Provision for loan losses	137,108	3,738	nm	188,660	5,659	nm
Operating expense and minority interest	85,592	75,065	14%	318,217	217,269	46%
Impairment of goodwill and intangibles	209,924	—		247,924	17,852
Income tax (benefit)/expense	(55,613)	9,326	nm	(50,028)	18,032	nm

Net (loss)/income	$(273,361)	$17,417	nm	$(363,833)	$35,327	nm

Diluted (loss)/earnings per share	$(5.92)	$0.44	nm	$(9.28)	$0.91	nm

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

Net interest income for the third quarter of 2008 was $50.6 million, an increase of $0.5 million, or 1%, compared to the same period in 2007. The $0.5 million increase is the result of a $3.6 million in increased business volumes (change in average balance multiplied by the prior year average rate) offset by $3.1 million in lower rates (change in average interest rate multiplied by the prior year average balance), on a net basis. The net interest margin was 3.22% for the third quarter of 2008, a decrease of 37 basis points compared to the same period in 2007. Net interest income for the nine months ended September 30, 2008 was $152.1 million, an increase of $14.3 million, or 10%, compared to the same period in 2007. The $14.3 million increase is the result of $16.4 million in increased business volumes, offset by $2.1 million in lower rates, on a net basis. The net interest margin was 3.30% for the nine months ended September 30, 2008, a decrease of 22 basis points compared to the same period in 2007. The decrease in the Company’s net interest margin for the three and nine months ended September 30, 2008 compared to the same period in 2007 is primarily attributable to the decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008 and the increased non-accrual loans in 2008. Due to the competitive market for deposits, the Banks have not been able to reduce rates on deposits enough to offset the decrease in loan rates.

The following tables set forth the composition of the Company’s net interest margin on a FTE basis for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
	(In thousands)
Earning assets:
Taxable investment securities	$399,637	$3,597	3.47%	$324,404	$3,958	4.86%
Non-taxable investment securities	214,420	2,848	5.31%	232,348	3,078	5.30%
Mortgage-backed securities	160,273	1,881	4.69%	63,531	762	4.76%
Federal funds sold and other	200,717	1,107	2.44%	155,305	1,956	5.00%
Loans (2)
Commercial and construction	3,264,488	51,941	6.29%	2,922,801	57,815	7.77%
Residential mortgage	1,871,791	28,156	6.02%	1,733,467	26,383	6.09%
Home equity and other consumer	360,393	5,089	5.54%	296,020	6,025	7.94%

Total loans	5,496,672	85,186	6.15%	4,952,288	90,223	7.19%

Total earning assets	$6,471,719	$94,619	5.80%	$5,727,876	$99,977	6.90%

Interest-bearing liabilities:
Deposits	$3,944,328	$26,424	2.67%	$3,466,723	$31,604	3.62%
Borrowed funds	1,721,215	15,775	3.61%	1,439,536	16,404	4.47%

Total interest-bearing liabilities	$5,665,543	$42,199	2.95%	$4,906,259	$48,008	3.87%

Net interest income		$52,420			$51,969

Interest rate spread			2.85%			3.03%
Net interest margin			3.22%			3.59%

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
	(In thousands)
Earning assets:
Taxable investment securities	$385,991	$11,213	3.77%	$280,343	$9,854	4.69%
Non-taxable investment securities	227,142	9,285	5.45%	231,754	8,919	5.13%
Mortgage-backed securities	102,998	3,787	4.90%	44,522	1,475	4.39%
Federal funds sold and other	196,077	4,278	3.10%	178,188	6,974	5.18%
Loans (2)
Commercial and construction	3,208,373	161,226	6.62%	2,698,740	157,872	7.73%
Residential mortgage	1,833,813	83,061	6.04%	1,641,386	72,575	5.90%
Home equity and other consumer	340,987	15,300	5.89%	279,282	16,647	7.84%

Total loans	5,383,173	259,587	6.38%	4,619,408	247,094	7.09%

Total earning assets	$6,295,381	$288,150	6.06%	$5,354,215	$274,316	6.79%

Interest-bearing liabilities:
Deposits	$3,719,785	$80,793	2.90%	$3,377,662	$90,288	3.57%
Borrowed funds	1,762,819	49,746	3.72%	1,173,244	41,079	4.64%

Total interest-bearing liabilities	$5,482,604	$130,539	3.17%	$4,550,906	$131,367	3.85%

Net interest income		$157,611			$142,949

Interest rate spread			2.89%			2.94%
Net interest margin			3.30%			3.52%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.8 million for both the three months ended September 30, 2008 and 2007, and $5.5 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively. The discussion following this table reflects non-FTE data.
(2)	Includes loans held for sale.

Interest Income. Interest and dividend income for the third quarter of 2008 was $92.8 million, a decrease of $5.3 million, or 5%, compared to the same period in 2007, and $282.6 million for the nine months ended September 30, 2008, an increase of $13.5 million, or 5%, compared to the same period in 2007. The decrease for the third quarter was primarily attributed to the decrease in interest on loans slightly offset by increases in interest income on investments. The nine month increase is the result of increases in interest income on loans and investments.

Interest income on commercial loans (including construction loans) for the third quarter of 2008 was $51.2 million, a decrease of $6.0 million, or 10%, compared to the same period in 2007. The third quarter decrease is primarily attributable to the 155 basis point decrease in the average yield, slightly offset by the 12% increase in the average balances. Interest income on commercial loans for the nine months ended September 30, 2008 was $159.0 million, an increase of $3.1 million, or 2%, compared to the same period in 2007 as a result of a 19% increase in the average balances, partially offset by a 164 basis point decrease in the average yield. The increase in the average balances of commercial loans for the three months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks. The increase in the average balances of commercial loans for the nine months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks and the acquisition in the third quarter of 2007. The decreases in the yields for the three and nine months ended September 30, 2008 was primarily due to the decline in the Prime rate in the fourth quarter of 2007 and early 2008 as the majority of the Company’s commercial loans are based on the Prime rate. The Company’s variable rate commercial loans that are not indexed to Prime are typically based on the London Interbank Offered Rate (“LIBOR”). The LIBOR rate has fluctuated up and down over the past year which has impacted the yields positively and negatively depending on the fluctuation. The additional non-accrual loans in 2008 also had a negative impact on yields for the three and nine months ended September 30, 2008.

Interest income on residential mortgage loans for the third quarter of 2008 was $28.2 million, an increase of $1.8 million, or 7%, compared to the same period in 2007, resulting from an 8% increase in the average balances, slightly offset by a seven basis point decrease in the average yield. Interest income on residential mortgage loans for the nine months ended September 30, 2008 was $83.1 million, an increase of $10.5 million, or 14%, compared to the same period in 2007 as a result of a 12% increase in the average balances and a 22 basis point increase in the average yield. The increase in the average balances of residential mortgage loans for the three months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks. The increase in the average balances of residential mortgage loans for the nine months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks and the acquisition in the third quarter of 2007. The decrease in the yields for the three months ended September 30, 2008 was primarily due to the additional non-accrual loans in 2008 as well as adjustable rate mortgage (“ARM”) loans repricing to lower rates. The dramatic decline in U.S. Treasury yields in 2008, which is the typical index the ARMs are reset to, has decreased the yields on mortgage loans. The increase in the yields for the nine months ended September 30, 2008 was primarily due to ARM loans repricing or modifying at a higher rate in the earlier half of 2008 or late in 2007.

Interest income on consumer and other loans for the third quarter of 2008 was $5.1 million, a decrease of $0.9 million, or 16%, compared to the same period in 2007 as a result of a 249 basis point decrease in the average yield, offset by a 22% increase in the average balances. Interest income on consumer and other loans for the nine months ended September 30, 2008 was $15.3 million, a decrease of $1.3 million, or 8%, compared to the same period in 2007 as a result of a 295 basis point decrease in the average yield, offset by 22% increase in the average balances. The increase in the average balances of consumer and other loans for the three months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks. The increase in the average balances of consumer and other loans for the nine months ended September 30, 2008 was due to the organic growth of loan portfolios at the Banks and the acquisition in the third quarter of 2007. The decrease in the yields was primarily due to a majority of home equity loan rates being tied to the Prime rate which decreased 275 basis points from September 30, 2007 to September 30, 2008.

Investment income for the third quarter of 2008 was $8.4 million, a decrease of $0.2 million, or 2%, compared to the same period in 2007 as a result of a 99 basis point decrease in the average yield, partially offset by a 26% increase in the average balance. Investment income for the nine months ended September 30, 2008 was $25.3 million, an increase of $1.3 million, or 5%, compared to the same period in 2007 as a result of a 24% increase in the average balances offset by a 99 basis point decrease in the average yield. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolio as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings for the third quarter was $42.2 million, a decrease of $5.8 million, or 12%, compared to the same period in 2007 and was $130.5 million for the nine months ended September 30, 2008, a decrease of $0.8 million, or 1%, compared to the same period in 2007. The decrease for the three and nine months ended September 30, 2008 was attributed to the decrease in the average rate paid on deposits and borrowings partially offset by the increases in the average balances outstanding of deposits and borrowings.

Interest paid on deposits for the third quarter was $26.4 million, a decrease of $5.2 million, or 16%, compared to the same period in 2007 as a result of a 95 basis point decrease in the average rate paid, partially offset by a $477.6 million, or 14%, increase in the average balance. Interest paid on deposits for the nine months ended September 30, 2008 was $80.8 million, a decrease of $9.5 million, or 11%, compared to the same period in 2007 as a result of a 67 basis point decrease in the average rate paid, partially offset by a $342.1 million, or 10%, increase in the average balance. The increase in the average balances of deposits was primarily related to the increased brokered deposits at the Banks, which generally have higher rates than non-brokered deposits. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates in the fourth quarter of 2007 and the first quarter of 2008.

Interest paid on borrowings for the third quarter of 2008 was $15.8 million, an increase of $0.6 million, or 4%, compared to the same period in 2007 as a result of a $281.7 million, or 20%, increase in the average balance, partially offset by an 86 basis point decrease in the average rate paid. Interest paid on borrowings for the nine months ended September 30, 2008 was $49.7 million, an increase of $8.7 million, or 21%, compared to the same period in 2007 as a result of a $589.6 million, or 50%, increase in the average balance partially offset by a 92 basis point decrease in the average rate paid. The increase in the average balances of borrowings was due to the additional FHLB borrowings used to fund a portion of the loan portfolio growth, borrowings used to fund the Charter acquisition in the third quarter of 2007, and borrowings to repurchase a portion of the Company’s outstanding common stock in 2007.

Provision for Loan Losses. The provision for loan losses for the third quarter of 2008 was $137.1 million, an increase of $133.4 million compared to the same period in 2007, and $188.7 million for the nine months ended September 30, 2008, an increase of $183.0 million compared to the same period in 2007. The increases in the provisions for the three and nine months ended September 30, 2008 were primarily driven by the Company’s banking affiliate in Southern California, FPB. FPB accounted for 99%, or $131.8 million, of the third quarter increase and 91%, or $167.3 million, of the year to date increase. The increase in provision at FPB is related to the intent to sell their non-strategic construction and land loan portfolio and further deterioration in the underlying collateral of the loan portfolio. As a result of a further decline in the underlying collateral of the loans in that portfolio and the requirement to record the loans at fair value upon transfer to the loans held for sale category, the Company incurred charge-offs of $160.6 million. The charge-offs recorded in the third quarter at FPB required an additional increase to the provision for loan losses. Other drivers of the provision increase include increases in the provisions at the Company’s Southern Florida banking affiliate, Gibraltar, and its Pacific Northwest banking affiliate, Charter. The increases in the provisions at Gibraltar and Charter were primarily due to the slowing real estate markets in those regions.

During the third quarter, the Company announced its intent to sell the non-strategic Southern California loan portfolio. Differences from the sale proceeds to the current carrying value will be reflected in gains or losses to be recorded in the fourth quarter. Any of the loans which are not sold will be revalued at December 31, 2008. Loan bids which do not meet minimum reserve prices may reflect additional write down in carrying values. The carrying value of these loans at September 30, 2008 is $93.6 million.

Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. See “Financial Condition — Allowance for Credit Losses.” Charge-offs, net of recoveries, were $164.5 million during the third quarter of 2008, primarily attributable to the Southern California portfolio as described above, compared to $0.1 million in the third quarter of 2007.

Fees and Other Income. Total fees and other income for the third quarter of 2008 were $53.0 million, a decrease of $2.4 million, or 4%, compared to the same period in 2007 and were $188.9 million for the nine months ended September 30, 2008, an increase of $32.5 million, or 21%, compared to the same period in 2007. The third quarter decrease is primarily attributable to decreased investment management and trust fees and decreased earnings in other revenue, offset by increased wealth advisory fees. 61%, or $19.9 million, of the year to date increase was due to the gains on the repurchase of Notes. Other drivers of the year to date increase include increases in investment management and trust fees, wealth advisory fees, and gains on the sale of investments.

Investment management and trust fees for the third quarter of 2008 were $39.1 million, a decrease of $2.8 million, or 7%, compared to the same period in 2007 and were $121.8 million for the nine months ended September 30, 2008 an increase of $1.7 million, or 1%, compared to the same period in 2007. The third quarter decrease is primarily attributed to the $2.5 billion, or 9% decrease in AUM compared to September 30, 2007 and decreased performance fees. The year to date increase was primarily attributable to performance fees and increased fees by the Private Banking segment. AUM as of September 30, 2008 for the Banks and Investment Managers were $24.7 billion. The $2.5 billion decrease in AUM was primarily attributed to market depreciation of $4.2 billion. Strong investment performance contributed to $1.7 billion in net AUM flows, which partially offset the market depreciation. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM. Approximately 74% and 75% of the Company’s third quarter and year to date 2008 investment management and trust fees, respectively, were calculated based on the September 30, 2008 market value ending AUM; the remaining 26% and 25%, respectively, of the Company’s investment management and trust fees were calculated based on the June 30, 2008 market value ending AUM.

Wealth advisory fees for the third quarter of 2008 were $12.5 million, an increase of $2.4, or 24%, compared to the same period in 2007, and were $37.6 million for the nine months ended September 30, 2008, an increase of $12.5 million, or 50%, compared to the same period in 2007. Over 90% of the third quarter and year to date increase was attributable to the acquisition and consolidation of DTC and BOS, respectively. Other drivers include increases in the number of client relationships and increased fee structure. Assets under advisory managed by the Wealth Advisors increased $235 million, or 3%, from September 30, 2007. This increase is primarily attributable to the acquisition of DTC.

Gain on the repurchase of debt, for the third quarter of 2008 was less than $0.1 million, and $19.9 million for the nine months ended September 30, 2008. During the second quarter of 2008, the Company repurchased $86.5 million of its Notes, and during the first quarter of 2008, the Company repurchased $107.5 million of its Notes. To fund the repurchases, the Company used cash received from the repayment of certain intercompany loans which were previously made to certain affiliate Banks with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. In the aggregate, the Banks expect to realize a benefit of reduced cost of funding on the $194 million, although actual future benefits will depend on many factors, including prevailing interest rates, funding sources and the overall competitive environment.

Other income for the third quarter of 2008 was $0.9 million, a decrease of $2.5 million, or 74%, compared to the same period in 2007, and was $8.3 million for the nine months ended September 30, 2008, a decrease of $2.9 million, or 26%, compared to the same period in 2007. The third quarter and year to date decreases are primarily driven by the gain on the sale of advisory contracts reported in 2007, decreased loan fees, and decreased partnership earnings as a result of the consolidation of BOS. The Company increased its minority interest investment in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated results. Earnings prior to consolidation were accounted for under the equity method.

Operating Expenses and Minority Interest. Total operating expenses for the third quarter of 2008, including the non-cash charges of $212.2 million, and minority interest were $295.5 million, an increase of $220.5 million compared to the same period in 2007. Total operating expenses for the nine months ended September 30, 2008, including the non-cash charges of $316.2 million, and minority interest were $566.1 million, an increase of $331.0 million compared to the same period in 2007. 95% and 70% of the third quarter and year to date increase, respectively, was due to the non-cash impairment charges taken in the first nine months of 2008. Other drivers of the year to date increase include the $66.0 million non-cash compensation charge for the equity ownership restructuring of Westfield, increases in salaries and employee benefits, professional fees and in other expenses.

Salaries and employee benefits, the largest component of operating expense, for the third quarter of 2008 was $52.0 million, an increase of $1.8 million, or 4%, compared to the same period in 2007, and was $158.8 million for the nine months ended September 30, 2008, an increase of $15.2 million, or 11%, compared to the same period in 2007. 91%, or $1.6 million, and 65%, or $9.9 million, of the third quarter and year to date increase, respectively, was driven by the acquisitions and consolidation occurring after July 1, 2007. Other drivers include increases in employees, as well as normal salary increases, and the related taxes and benefits thereon.

Westfield re-equitization awards of $66 million for the nine months ended September 30, 2008 were the result of the Company’s completion of its re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. The grant of the Profits Interest was accounted for in accordance with FAS 123(R) and resulted in a non-cash, non-deductible compensation charge of $46 million on the grant date. The two call rights resulted in a non-cash, non-deductible compensation charge of approximately $20 million recognized on the grant date. These two non-cash charges of $66 million have no material impact on the Company’s regulatory capital or liquidity. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 11: Westfield Re-equitization” for further detail.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses for the third quarter of 2008 were $6.3 million, an increase of $2.4 million, or 60%, compared to the same period in 2007, and $18.0 million for the nine months ended September 30, 2008, an increase of $6.7 million, or

59%, compared to the same period in 2007. The primary drivers for the increases were increased legal and accounting fees. Increases in legal fees were driven by increased services related to the re-equitization of Westfield, additional services relating to disclosure requirements based on the Company’s new segment reporting structure, and other corporate legal matters. Increases in accounting fees are primarily driven by increased audit services and compliance outsourcing.

Impairment of goodwill and intangibles expense for the third quarter of 2008 was $209.9 million and $247.9 million for the nine months ended September 30, 2008. 84%, or $175.4 million of the third quarter expense was driven by the Company’s Private Banking Segment and the remaining 16%, or $34.5 million, was driven by the Investment Management and Wealth Advisory Segments. During the third quarter of 2008, the Company determined that there was a triggering event under FAS 142 due to a significant adverse change in business climate. As a result of the triggering event, the Company performed interim impairment testing which resulted in an estimated loss of approximately $125.3 million, $50.1 million, $1.5 million and $33.0 million at Gibraltar, Charter, BOS and DGHM, respectively. The year to date expense also includes the $34.3 million goodwill impairment charge recorded in the first half of 2008 at FPB. In the first quarter of 2008, the Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB was impaired. As a result, the Company recognized a preliminary goodwill impairment expense of $20.6 million in the first quarter of 2008. During the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result the Company reviewed the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed during the second quarter of 2008. In addition, the Company also determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense during the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 8: Goodwill and Intangible Assets” for further detail.

Warrant expense for the third quarter of 2008 and nine months ended September 30, 2008 was $2.2 million. In connection with the preferred stock issuance in July with Carlyle, the Company also issued warrants (the “Carlyle warrants”) to purchase 5.4 million shares of common stock at a price of $6.62 per share. The term of the Carlyle warrants is five years. As of the date of issuance of the Carlyle warrant, the Company did not have sufficient authorized but unissued common shares for issuance upon exercise of the Carlyle warrants. Therefore, the Company classified the Carlyle warrants as a liability in accordance with GAAP. At issuance the Carlyle warrants were valued at $3.51 per warrant, $19.0 million in total, using the Black-Scholes option pricing model. On September 30, 2008, shareholders approved an increase in the Company’s authorized shares from 70 million to 170 million. On that date, the Company had sufficient authorized but unissued shares for the Carlyle warrants and reclassified the Carlyle warrants as equity at their then fair value. The fair value of the Carlyle warrants on September 30, 2008 was $3.92 per warrant, $21.3 million in total, using the Black-Scholes option pricing model. The expense of $2.2 million was recognized due to the change in the fair value of the Carlyle warrants during the period they were classified as a liability.

Other expenses include insurance expense, supplies and other administrative expenses. Other expenses for the third quarter of 2008 were $6.7 million, an increase of $2.1 million, or 45%, compared to the same period in 2007 and were $18.4 million for the nine months ended September 30, 2008, an increase of $5.3 million, or 40%, compared to the same period in 2007. These increases were driven by increased Federal Deposit Insurance Corporation costs at the Banks, increased expenses related to repossessed assets and the fees associated with the closing of the Company’s $75 million line of credit.

Income Tax Benefit. Income tax benefit for the third quarter of 2008 was $55.6 million and $50.0 million for the nine months ended September 30, 2008. The effective tax rate for the third quarter of 2008 and nine months ended September 30, 2008 is not consistent with the Company’s 2007 quarterly and annual effective tax rate due to the non-deductible goodwill impairment charges for the third quarter and year to date of $209.9 million and $247.9 million, respectively, the non-deductible compensation charge for the equity ownership restructuring of Westfield of $66.0 million for the year to date, and the non-deductible warrant expense of $2.2 million for the third quarter and year to date. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 10: Income Taxes” for further detail.

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

As of September 30, 2008, management concluded that such disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. Management’s conclusion is based on substantial completion of remediation plans as disclosed in Item 4(b) “Change in internal controls over financial reporting”. It is important to note that given the nature of certain control frequencies and associated testing, the effectiveness of management’s remediation plans have not been validated as of the filing of this report. The remediation plans will be tested in conjunction with the annual assessment of internal controls.

(b) Change in internal controls over financial reporting.

Since the Item 9.A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management has substantially completed the comprehensive plan to remedy the material weaknesses. Management intends to fully implement the remediation plan by year-end.

In furtherance of the remediation plan, the following changes in the Company’s internal controls over financial reporting have occurred during, or will occur following, the quarter ended September 30, 2008 with respect to the goodwill and intangible assets impairment analysis:

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

In furtherance of the remediation plan, the following changes in the Company’s internal controls over financial reporting have occurred during, or will occur following, the quarter ended September 30, 2008 with respect to the two material weaknesses at FPB:

•	FPB has made several key changes within senior management, including the addition of a Chief Executive Officer, a Chief Credit Officer and two new members of the Board of Directors at FPB.

•

FPB’s Board of Directors retained an independent third party loan review firm to conduct a review of FPB’s loan portfolio, including the interest reserves, loan policies, credit administration practices and Allowance for Loan and Lease Losses (ALLL) methodology, which commenced in March 2008. The loan review was completed in the second quarter and FPB’s Board and the Company’s Board of Directors were apprised of the preliminary observations and the full report was presented by the third party to FPB’s Board and the Company’s Board of Directors as part of second quarter reporting. Loan reviews by an independent loan review firm will be on-going and are considered a critical component of FPB’s credit risk management program.

•

Management has developed and implemented enhanced policies and procedures with respect to compensation standards, credit administration, appraisal practices, interest reserves and ALLL methodology. The revised policies and procedures comply with current regulatory guidance, and reflect current bank-specific factors, regional economic considerations, as well as relevant peer comparisons.

•

FPB’s updated policies and procedures pertaining to their material weakness were presented by the Company’s Chief Compliance and Risk Management Officer to the Audit Committee of the Company’s Board of Directors as part of third quarter reporting. Based on that review, the Audit Committee has determined that the enhancements to the current policy and procedure were appropriate, and recognize that the current policies and procedures will continue to evolve to reflect current regulatory guidance, and current bank-specific factors and regional economic considerations.

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

A. Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. On July 11, 2008, the Court granted both Westfield’s and Kalson’s motions for summary judgment on all claims, and the case was thus closed. On August 8, 2008, the Retirement Board of Allegheny County filed a notice of appeal. The parties have agreed to a briefing schedule on the appeal that extends into early 2009.

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

One beneficiary—a contingent remainder beneficiary—split with the other plaintiff beneficiaries in 2003, filed parallel actions in the state court against Borel, and refused to participate in the otherwise global settlement in 2005. The state court subsequently dismissed those parallel actions against Borel on the merits. The non-settling beneficiary, acting pro se, then filed a new action on June 24, 2005, in the United States District Court for the Northern District of California. In this action, the non-settling beneficiary made claims similar to those made in the earlier actions that were dismissed by the state court. He sought to invalidate the settlement with UNOCAL, to compel the return of the Guadalupe Oil Field to the Family Trust, and to recover damages against Borel and others for alleged mismanagement. The complaint did not specify an amount of damages, but in the trial of the action to remove Borel as trustee in 1998, the then plaintiff beneficiaries submitted expert testimony to the effect that Borel’s actions had damaged the Family Trust in the amount of $102 million. The trial court found this testimony unpersuasive in that context, and Borel and the other defendants prevailed. In the federal litigation, in November 2005, the court dismissed the entire action as to Borel based on the prior final judgments in the state court and on lack of federal jurisdiction. The non-settling beneficiary appealed from the judgment. The federal court of appeals affirmed the judgment in full. The non-settling beneficiary filed a petition for certiorari in the U.S. Supreme Court. The Supreme Court denied the petition for certiorari in February 2008, and the judgment in Borel’s favor is now final for all purposes.

During the course of the litigation in the state court, an agreement was reached whereby a separate subtrust was established for each beneficiary of the Family Trust. A new trustee was appointed for the subtrusts, and most of the assets of the Family Trust were distributed into those subtrusts. The Family Trust still remained in existence with Borel as its trustee, but its only significant asset was a reserve fund that the court ordered to be maintained during the course of the litigation. Now that all litigation has been resolved, Borel is preparing a petition to terminate the Family Trust and to distribute the reserve fund to the various subtrusts. It is anticipated that this petition will be heard before the end of 2008.

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

* Recent market volatility may impact our business and the value of our common stock.

The performance of our business and the trading price of the shares of our common stock may be affected by many factors including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and with respect to financial institutions generally. Government action, such as the Emergency Economic Stabilization Act of 2008, may also impact the Company and the value of our common stock. Given the unprecedented nature of this volatility we cannot predict what impact, if any, this volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

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

As of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 we have identified certain material weaknesses in our internal control over financial reporting. Under applicable standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A discussion of the material weaknesses that have been identified can be found in Item 9A of Part II of our Annual Report on Form 10-K and in Part I, Item 4 of our Quarterly Report on Form 10-Q, together with our remediation plan. If we are unable to remediate the identified material weaknesses or otherwise fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition. Although we believe that the consolidated financial statements included in such periodic reports present fairly, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP, and we are taking the remedial steps described in such reports with respect to the identified material weaknesses, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

* If we are required to write down goodwill and other intangible our financial condition and results of operations would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 30, 2008, our goodwill and other identifiable intangible assets were approximately $208.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

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

We have taken impairment charges at various times in 2007 and 2008. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our stockholders’ equity and financial results.

* If we are unable to sell the FPB loans held for sale or if we decide to sell additional loans and are required to mark those loans to market, our financial condition and results of operations could be negatively affected.

In September 2008, we announced our intention to sell substantially all of the land and construction loans at FPB. FPB incurred a provision for loan loss expense of $132.6 million related to these loans in the third quarter of 2008 due to further deterioration in the underlying collateral of the loans and the mark to market. Until the loans are sold, FPB will not be able to determine the exact amount of the loss. Although, the Company is seeking to complete the sale by the end of 2008 there is no guarantee that such a sale will be completed by that time. While these FPB loans remain on our balance sheet, the market for such loans may continue to deteriorate and we cannot be certain that FPB will not have to take an additional charge as a result of a further reduction in the estimated fair market value of these loans.

If we decide to sell additional loans or another portfolio of loans as we did with the FPB loans, we are required to classify those loans as held for sale which requires us to carry such loans at the lower of cost or market. If we decide to sell loans at a time when the fair market value of those loans is less than their carrying value, the adjustment will result in a loss. We may from time to time decide to sell particular loans or groups of loans as we did with the FPB loans, and the required adjustment could negatively affect our financial condition or results of operations.

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

Our subsidiaries have localized management teams. This decentralized structure gives the subsidiaries control over the day-today management of their business, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans. This structure may affect our ability to manage and control our subsidiaries and implement corporate or enterprise-wide strategy and procedures at the subsidiary level.

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

For example, FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. In the first six months of 2008, the Company recognized impairment losses of $38.0 million at FPB. FPB experienced a large increase in non-accrual and classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-accrual loans reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. In the third quarter of 2008, the Company recorded charge-offs of $160.6 million related to loans at FPB transferred to the held for sale category.

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

A downturn in the local economies or real estate markets could negatively impact our banking business. Primarily, our Banks serve individuals and smaller businesses located in six geographic regions: Eastern Massachusetts, New York City, Northern California, Southern California, South Florida, and the Pacific Northwest. The ability of the Banks’ customers to repay their loans is impacted by the economic conditions in these areas.

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

As discussed above, FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market.

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

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Federal Reserve Board. Our Banks are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include: the Massachusetts Commissioner of Banks; the California Department of Financial Institutions; the Washington State Division of Banks; the FDIC; and the Office of Thrift Supervision (“OTS”).

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

For the three months ended September 30, 2008, approximately 40% of our segment revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliate partners is a significant factor in our overall results of operations and financial condition.

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

* Our stockholders may not receive dividends on the common stock.

Holders of our common stock are entitled to receive such dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. For example, in July 2008 we announced that we would reduce our dividend to $0.04 per share on an annualized basis as part of our capital plan. Such a reduction or elimination of dividends could adversely affect the market price of our common stock.

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

The Company issued 85,221 shares of common stock in the third quarter of 2008 in connection with the increased investment interest in BOS. The total equity consideration for this transaction was $0.5 million. In addition, the Company issued approximately 351 shares of Series A Preferred Stock, approximately 401 shares of Series B Preferred Stock, and the Carlyle warrants to purchase shares of common stock of the Company in connection with its investment agreement with Carlyle. The total consideration received by the Company for this transaction was approximately $75.0 million. The Series A Preferred Stock converted into approximately 6.3 million shares of the Company’s common stock on October 1, 2008. The shares of Series B Preferred Stock are convertible into approximately 7.3 million shares of the Company’s common stock and Carlyle may receive approximately 5.4 million shares of the Company’s common stock upon exercise of the Carlyle warrants. Carlyle cannot convert the Series B Preferred Stock or exercise the Carlyle warrants if as a result it would own, in the aggregate, greater than 9.99% of our outstanding common stock.

These issuances of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

At a special meeting of stockholders held on September 30, 2008, stockholders of the Company approved proposals to:

(1)	approve an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of Common Stock from 70,000,000 to 170,000,000. The votes for such proposal were as follows:

For	Abstain	Against
43,601,773	36,893	2,450,558

(2)	approve the conversion, from time to time in accordance with its terms, of the Series B Preferred Stock into Common Stock and the issuance of Common Stock in accordance with the terms of the Series B Preferred Stock and the exercise, from time to time in accordance with their terms, of the Warrants to purchase Common Stock and the issuance of Common Stock in accordance with the terms of the Warrants, in each case issued to the investor pursuant to our recent private sale that was described in the Company’s proxy statement dated August 29, 2008. The votes for such proposal were as follows:

For	Abstain	Against
45,717,389	38,827	333,008

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

3.1 Articles of Amendment of Boston Private Financial Holdings, Inc. filed on August 8, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2008, File No. 000-17089)

*	3.2 Articles of Amendment of Boston Private Financial Holdings, Inc. filed on September 30, 2008.

4.1 Form of Warrant to purchase common stock of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 24, 2008, File No. 000-17089).

10.1 Investment Agreement dated as of July 22, 2008 between the Company and the investor party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 24, 2008, File No. 000-17089).

10.2 Warrant Agreement dated as of July 22, 2008 between the Company and the investor party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 24, 2008, File No. 000-17089).

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

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
November 7, 2008	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ David J. Kaye
November 7, 2008	David J. Kaye
Executive Vice President and Chief Financial Officer