Form 10-K
period 2008-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2009-03-11
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17089

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Massachusetts	04-2976299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ten Post Office Square Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (617) 912-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a Smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2008 was $218,740,174.

The number of shares of the registrant’s common stock outstanding on March 4, 2009 was 64,086,926.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

i

The discussions set forth below and elsewhere herein may contain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and the impact on our results of market conditions and prevailing and future interest rates and prospects, plans and objectives of management are forward-looking statements.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets, and the impact of such conditions on our private banking and investment advisory activities; changes in interest rates; competitive pressures from other financial institutions; a deterioration in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; and the adequacy of our loan loss reserves; a reduction in deposit levels necessitating increased borrowing to fund loans and investments; an increase or change in government regulation; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the identification and implementation of acquisitions and changes in assumptions used in making such forward-looking statements. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

ii

PART I

ITEM 1. BUSINESS

I. General

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”) was incorporated on September 2, 1987, under the laws of The Commonwealth of Massachusetts. On July 1, 1988, the Company registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became the parent holding company of Boston Private Bank & Trust Company (“Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”). In addition to Boston Private Bank, the Company has four other consolidated Private Banking affiliate partners, four consolidated Investment Management affiliate partners, and five consolidated Wealth Advisory affiliate partners. The Company conducts substantially all of its business through its three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The parent company (Boston Private Financial Holdings Inc.) (the “Holding Company”) includes the operations of the Holding company and equity in earnings of the equity method investees. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company also holds a 44% equity interest in Coldstream Holdings, Inc. (“Coldstream”). Coldstream is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser, and Coldstream Securities, Inc., a registered broker dealer. Coldstream’s financial results are accounted for using the equity method, and are included in other assets. For segment reporting purposes, the equity in earnings of Coldstream are included with the Holding Company’s results.

On February 1, 2008, the Company acquired a 70.1% interest in Davidson Trust Company (“DTC”). DTC is a wealth management company chartered as a trust company by the Commonwealth of Pennsylvania and located in the “Main Line” area of Philadelphia. At the closing of the transaction, the Company paid approximately $3.3 million in cash, which represents approximately 50% of the total estimated consideration at closing. The remaining consideration will be paid over the next three years contingent upon DTC’s financial performance. All earn-out payments will be paid 100% in cash. Goodwill of approximately $0.5 million, which is expected to be deducted for tax purposes, was recorded as part of the purchase price. The acquisition of DTC provides the Company the opportunity to further expand its business and establishes the Company’s footprint in the growing Philadelphia market.

On June 30, 2008, the Company completed the re-equitization of Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). As a result of the re-equitization, the Company is entitled to an amount up to approximately $30 million of pre-tax earnings (the “Preferred Interest”) and one-third of any excess over that amount on an annual basis. Additionally, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of the Preferred Interest. In addition, the Company granted Westfield management a call option to purchase 50% of its remaining interest two years from the date of the agreement and 100% of the remaining interest six years from the date of the agreement. Although the key employees of Westfield have control of the entity as of June 30, 2008, the Company has 100% of the investment at risk in the entity. As a result, Westfield meets the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate it. As there were no newly consolidated assets or liabilities, the Company retained its previous basis in the net assets of Westfield in consolidation.

II. Reportable Segments

Effective January, 2008, the Company’s management structure was reorganized to create Segment CEO Positions to manage the segments. The Segment CEOs have full authority and responsibility for the performance and the allocation of resources within their respective segments, and report to the Company’s CEO and President who are the Company’s Chief Operating Decision Makers (“CODMs”). There is currently one Segment CEO for the Private Banking segment, and one Segment CEO who is responsible for both the Wealth Advisory and Investment Management segments.

The Company also has Segment Controllers who provide direct financial support to the affiliated companies and the Segment CEOs. The CEOs of the Company’s affiliates (the “Affiliate CEOs”) now report directly to their respective Segment CEOs.

The Company’s operating business model provides that the affiliated companies are given operating autonomy. Under the new management structure, and with the creation of the Segment CEO positions, day to day activities of the individual affiliates continue to be directed by the Affiliate CEOs. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates within their segment. The Segment CEOs communicate with the Affiliate CEOs within their segment regarding profit and loss responsibility, strategic planning, priority setting and other matters.

The Company CFO and the Segment Controllers review the affiliate company financial detail with the relevant Segment CEOs. The Segment CEOs and the Company CFO then review the overall segment results with the CODMs on a quarterly basis. In addition, the Segment CEOs are fully responsible for the execution of the annual budget at the affiliate level, and aggregated Industry Segment results are then reported to the CODMs.

The Company’s approach to the wealth management market is to create a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through three financial disciplines: private banking, investment management and wealth advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management markets as described below.

Private Banking

The Private Banking segment has five consolidated affiliate partners, including Boston Private Bank, chartered by The Commonwealth of Massachusetts and insured by the FDIC; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together, the “Banks”). The Banks pursue private banking and community-oriented business strategies in their operating regions. The Banks are principally engaged in providing banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Banks offer their clients a broad range of deposit and lending products. The specific mix of products, services and clientele can vary from affiliate to affiliate. The Banks are located in New England, Northern California, Southern California, South Florida, and the Pacific Northwest.

Investment Management

The Investment Management segment has four consolidated affiliate partners, including Westfield, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together, “the Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in separately managed domestic growth equity portfolios with products across the capitalization spectrum, in value-driven equity portfolios with products primarily in the small capitalization spectrum, in value-driven U.S. equities and balanced portfolios with products primarily in the large capitalization spectrum, in Discretionary Management Accounts and Separately Managed Accounts (“SMA”) in four core disciplines which include balanced, all-cap, mid-cap, and small-cap styles, and in diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and SMA programs. The specific mix of products, services and clientele can vary from affiliate to affiliate. The Investment Managers are located in New England and New York, with one affiliate office in South Florida.

Wealth Advisory

The Wealth Advisory segment has five consolidated affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), BOS, and DTC, all of which are registered investment advisers, with the exception of DTC, and wealth management firms (together, the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, non-profit institutions, and leading senior executives of large companies throughout the U.S. and abroad. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational giving planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New England, New York, Pennsylvania, and Northern California.

For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 5: Reportable Segments.”

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

In the Company’s private banking business, the ability of the Banks to attract loans and deposits may be limited by their small size relative to some of their competitors. The Banks maintain a smaller staff and have fewer financial and other resources than larger institutions with which they compete in their market areas. In particular, in attempting to attract deposits and originate loans, the Banks encounter competition from other institutions, including larger national, and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and nonbank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. To compete effectively, the Banks rely substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and their reputation within the communities they serve.

In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks’ results of operations and financial condition, including the level of their non-performing assets. The Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks’ current commercial borrowing customers may develop needs for credit facilities larger than the Banks can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See “Supervision and Regulation of the Banks”, below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.

The reportable segments’ ability to attract investment management and trust business may be inhibited by the relatively short history and record of performance at each affiliate. The Company’s principal competitors with respect to investment management and trust services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Many of BPFH’s competitors have greater resources than its individual affiliates or the Company on a consolidated basis. Competition can impact revenue and current and future fee structures.

The Company believes that the ability to compete effectively with other firms is dependent upon the products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, BPFH’s ability to retain investment management clients may be impaired by the fact that investment management contracts are typically short-term in nature, allowing clients to withdraw funds from accounts under management, generally at their sole discretion. There can be no assurance that BPFH will be able to achieve favorable investment performance and retain its existing clients.

In the wealth advisory industry, BPFH competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with BPFH’s clients in related product areas. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that the Company’s Wealth Advisors will be able to retain their existing clients, expand existing relationships, or add new clients.

Employees

At December 31, 2008, the Company had 1,220 employees. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

III. Regulatory Considerations

Supervision and Regulation

In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further subject to federal and state laws and regulations applicable to depository institutions, investment advisers, and their parent companies. Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the protection of stockholders of a bank or its parent company. Many of the Company’s affiliates are also subject to regulation under federal and state securities laws as described below under “Government Regulation of Other Activities.”

Set forth below is a summary description of certain laws and regulations that relate to the supervision and regulation of BPFH and its affiliate partners. Because of the deterioration of the financial markets in 2008, more laws and regulations imposing requirements and restrictions on banks and bank holding companies have been adopted, many of which are related to a bank’s or a bank holding company’s participation in a government stimulus plan such as the Troubled Asset Relief Program (the “TARP”). The TARP has already been amended in 2009 and other similar programs and related regulations are expected to be adopted during the balance of 2009. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Certain Restrictions on Activities and Operations of BPFH

BPFH is a bank holding company (a “BHC”) registered with the FRB under the BHCA. As such, BPFH and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. BPFH is also a bank holding company for purposes of the laws of The Commonwealth of Massachusetts, and is subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the “BBI”) and the Massachusetts Commissioner of Banks (the “Commissioner”). BPFH is also a bank holding company for purposes of the laws of the State of California, and is subject to the jurisdiction of the California Department of Financial Institutions (the “CDFI”). BPFH is also a bank holding company for purposes of the laws of the State of Washington, and is subject to the jurisdiction of the Washington State Department of Financial Institutions (the “WDFI”). BPFH has not elected Financial Holding Company (“FHC”) status under the BHCA and, accordingly, may not engage in “certain financial activities”, such as merchant banking, that are only authorized under the BHCA for BHCs that have elected FHC status. For purposes of the BHCA, Gibraltar, a federal savings association, which BPFH acquired in 2005, is a non-banking subsidiary. Gibraltar is regulated by the Office of Thrift Supervision (the “OTS”).

The FRB has the authority to issue orders to BHCs to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered, among other things, to assess civil money penalties against companies or individuals who violate BHCA orders or, among other things, regulations thereunder, to order termination of non-banking activities of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

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

Unless a BHC becomes a FHC under the GLBA (as discussed below), the BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a BHC. In addition, the BHCA prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a BHC may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a BHC of certain banking institutions and to the merger of BHCs.

Capital Requirements. The FRB has adopted guidelines which it uses in assessing the adequacy of capital when examining and supervising a BHC and in analyzing applications upon which it acts. The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter to specific limitations on the kind and amount of such securities which may be included as Tier I capital), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the “Leverage Ratio”) of at least 3.0% to be classified as “adequately capitalized” and of at least 5.0% to be classified as “well-capitalized.” Total consolidated average assets for this purpose does not include, for example, goodwill and any other intangible assets, unrealized gains or losses on investments and investments that the FRB determines should be deducted from Tier I capital. The 3% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. BHC’s with supervisory, financial, operational or managerial weaknesses, as well as BHC’s that are anticipating or experiencing significant growth, are often required to maintain capital ratios above the minimum levels. Finally, the FRB has also imposed certain capital requirements applicable to certain non-banking activities, including adjustments in connection with off-balance sheet items. BPFH’s Leverage Ratio as of December 31, 2008 was 10.52%.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which BPFH and the Banks are subject. The federal banking agencies issued a final rule entitled “Risk-Based Capital Standards: Advanced Capital Adequacy Framework—Basel II” (“Basel II”) which became effective on April 1, 2008 and “core banks” (“core banks” are the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008. Basel II will result in significant changes to the risk-based capital standards for core banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the federal banking agencies published a joint notice of proposed rulemaking entitled “Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework” on July 29, 2008 (the “Standardized Approach Proposal”). The Standardized Approach Proposal, if adopted by the federal banking agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. BPFH and the Banks do not currently expect to calculate their capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, BPFH is not yet in a position to determine the effect of such rules on its risk capital requirements.

Troubled Asset Relief Program (“TARP”). In 2008, the U.S. Department of the Treasury (the “Treasury”) instituted the TARP in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the Treasury developed the Capital Purchase Program (“CPP”), whereby it purchased non-voting senior preferred shares of participating financial institutions. Under the CPP, the Company sold $154 million of Series C Fixed Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred”) to the Treasury in November of 2008 by entering into the Capital Purchase Program Securities Purchase Agreement (the “CPP Securities Purchase Agreement”). The Series C Preferred will pay cumulative dividends at a rate of five percent per year for the first five years and will reset to a rate of nine percent per year after the fifth year. Subject to consultation with the FRB, the Series C Preferred may be redeemed without regard to whether the Company has replaced such funds from any other source and without being subject to any waiting period. For as long as any Series C Preferred are outstanding, no dividend may be declared or paid on any junior preferred shares, preferred shares ranking pari passu with the Series C Preferred, or common shares unless all of the accrued and unpaid dividends for the cumulative Series C Preferred are fully paid. Dividends may be declared on pari passu preferred shares on a pro rata basis with Series C Preferred. The Company may not repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series C Preferred or common shares unless all the accrued and unpaid dividends for the Series C Preferred are fully paid.

As discussed above, the consent of the Treasury will be required for any increase in common dividends per share for the first three years, unless prior to the end of three years the Series C Preferred have been redeemed in full or the Treasury has transferred all of the Series C Preferred to third parties. The consent of the Treasury will also be required for any share repurchases, other than repurchases of the Series C Preferred or junior preferred shares or common shares in connection with any benefit plan in the ordinary course of business consistent with past practice, for the first three years, unless prior to the end of three years the Series C Preferred have been redeemed in full or the Treasury has transferred all of the Series C Preferred to third parties. No repurchases of junior preferred shares, preferred shares ranking pari passu with the Series C Preferred or common shares will be allowed if such repurchase is prohibited by a restriction on dividends.

In conjunction with the purchase of Series C Preferred, the Treasury also received warrants to purchase common stock with an aggregate market price equal to 15 percent of its investment in the Series C Preferred (the “TARP warrants”). The exercise price on the TARP warrants is $8.00. The TARP warrants have a term of 10 years and are immediately exercisable, in whole or in part. The TARP warrants are freely transferable, however, the Treasury may only transfer or exercise an aggregate of one-half of the warrants prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least one hundred percent of the issue price of the Series C Preferred from one or more Qualifying Equity Offerings or (ii) December 31, 2009. In the event that the participating financial institution has received aggregate gross proceeds of at least one hundred percent of the issue price of the Series C Preferred from one or more Qualifying Equity Offerings on or prior to December 31, 2009, the number of shares of common stock underlying the TARP warrants then held by the Treasury will be reduced by a number of shares equal to the product of (i) the number of shares originally underlying the TARP warrants (taking into account all adjustments), and (ii) 0.5. Upon redemption of the Series C Preferred, the TARP warrants will be liquidated at the current market price.

Because of its participation in the CPP, and for so long as such participation continues, the Company will be subject to stringent executive compensation and corporate governance rules for the period during which Treasury holds Series C Preferred. These standards include: (1) ensuring that incentive compensation for senior executives does not encourage the taking of unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring a “clawback” of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any golden parachute payment to a senior executive (generally, severance payments in excess of three times the senior executive’s prior five year average compensation); and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Because the Treasury’s investment was less than $250 million, these standards apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. The Company and the officers covered by these standards have granted the Treasury a waiver releasing the Treasury from any claims that the Company or such officer may otherwise have as a result of the issuance of any regulation which modifies the terms of benefits plans, arrangements and agreements to eliminate any provisions that would not be in compliance with these executive compensation and corporate governance standards.

Importantly, the CPP Securities Purchase Agreement may be unilaterally amended by the Treasury. It is likely that new obligations, such as a requirement to establish a foreclosure relief program or to increase lending levels, may be imposed on CPP participants. Accordingly, the Company or the Banks may be subject to further restrictions or obligations as a result of their participation in the CPP.

Limitations on Acquisitions of Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC, such as BPFH, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a BHC. Massachusetts law and California law also impose certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies. The Home Owners’ Loan Act (“HOLA”) and OTS regulations impose certain limitations on the ability of third parties to acquire control of federal savings associations, such as Gibraltar.

In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or otherwise obtaining control or a controlling influence over a BHC. In September, 2008, the FRB released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance. In 2008, BP Holdco, L.P., a company controlled by The Carlyle Group, became the largest shareholder of BPFH, owning a 9.98% interest in the Company. The Carlyle Group’s investment is subject to certain restrictions under the terms of the investment agreement with BPFH. Under the agreement, the Carlyle Group cannot convert its non-voting preferred stock or exercise its warrants if as a result it would own more than 9.99% of the Company’s outstanding common stock, and its investment is subject to certain “lock-up” restrictions for 18 months.

Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions. Under FRB policy, BPFH is expected to act as a source of financial and managerial strength for, and commit its resources to, supporting the Banks during periods of financial stress or adversity. This support may be required at times when BPFH may not be inclined to provide it. In addition, any capital loans by a BHC to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depository institutions insured by the FDIC, such as the Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Banks, and a potential loss of BPFH’s investments in the Banks.

Massachusetts Law. As a BHC for purposes of Massachusetts law, BPFH has registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts BHC, BPFH may not acquire all or substantially all of the assets of a banking institution, merge or consolidate with another BHC or acquire direct or indirect ownership or control of any voting stock in any other banking institution if it will own or control more than 5% thereof without the prior consent of the BBI. As a general matter, however, the Commissioner does not rule upon or regulate the activities in which BHCs or their non-bank subsidiaries engage.

California Law. BPFH is also a BHC within the meaning of Section 3700 of the California Financial Code. As such, BPFH and its subsidiaries are subject to examination by, and may be required to file reports with, the CDFI.

Florida Law. Gibraltar’s primary banking regulator is the OTS, therefore, neither Gibraltar nor BPFH is subject to examination or required to file reports with the Florida Office of Financial Regulations.

Washington Law. BPFH is also a BHC within the meaning of Chapter 30.04 of the Revised Code of Washington. As such, BPFH and its subsidiaries are subject to examination by, and may be required to file reports with, the WDFI.

Cash Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless the BHC’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. FRB policy further provides that a BHC should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength to bank subsidiaries. The FDIC may also regulate the amount of dividends payable by the subsidiary banks. Further, as discussed above, in late 2008 the Company received funds from the Treasury under the TARP-CPP, which subjects the Company to certain restrictions on increases in, or payments of, cash dividends. The inability of the Banks to pay dividends may have an adverse affect on the Company.

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

FDIC Insurance Premiums. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Banks, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. For institutions which are in the lowest risk category, assessment rates varied initially from five to seven basis points per $100 of insured deposits.

Commencing January 1, 2009, the FDIC assessment rates increased seven basis points and varied from 12 to 14 basis points per $100 of deposits. Further rate changes will take effect on April 1, 2009, after which initial base assessment rates will vary initially from 12 to 16 basis points per $100 of deposits. After the FDIC, if applicable, makes certain risk-related adjustments to specific financial institutions’ total minimum and maximum base, such assessment rates will vary from 12 basis points to 45 basis points per $100 of deposits. One such adjustment, among others, is an increase of up to 10 basis points for financial institutions, other than those in the lowest risk category, that have brokered deposits that exceed 10% of their domestic deposits. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be 10 basis points per $100 of deposits. The FDIC has discretion to impose additional assessments thereafter.

The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC set the DRR at 1.25%. During 2008, the Banks paid $4.3 million of FDIC insurance premiums. Because of the recent downturn in economic conditions, the FDIC adopted a DRR Restoration Plan, which requires that the DRR be returned to a level of no less than 1.15 by December 31, 2015. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution pays some level of deposit insurance assessments regardless of the level of the DRR. In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The foregoing temporary increase in FDIC insurance coverage may be extended or modified.

We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Banks, the FDIC will in the future further increase deposit insurance assessment levels. The Company estimates that its aggregate 2009 FDIC insurance premiums (paid by the Banks) will substantially exceed the aggregate premiums paid in 2008.

Temporary Liquidity Guarantee Program. The Banks have elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and Debt Guarantee Program (“DGP”). Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through December 31, 2009. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50%.

Although the Banks have elected to participate in the DGP, they have not made a decision as to whether they expect to issue senior unsecured debt (that would be fully guaranteed by the FDIC) under the DGP. The Company and the Banks will continue to monitor the interest rates on debt issued in the secondary market under the DGP compared to other funding costs.

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

Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be:

•

“well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank;”

•

“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

•

“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

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

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, that for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals.

At December 31, 2008, each of the Banks, except for FPB, was deemed to be a well capitalized institution for the above purposes. Regulators may raise capital requirements applicable to banking organizations above current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As discussed above, the Banks would be required to remain well-capitalized institutions at all times if we elected to be treated as a FHC.

FPB was considered adequately capitalized as of December 31, 2008 and remains adequately capitalized as of the date of this Report. As previously disclosed, on May 27, 2008, FPB entered into an informal supervisory agreement with the FDIC and the CDFI, which requires FPB to maintain capital levels in excess of the requirements needed to be categorized as “well-capitalized.” However, because FPB remains subject to the terms of the informal supervisory agreement, the FDIC and the CDFI currently deem FPB to be “adequately-capitalized.” As noted above, banks must have a total risk-based capital ratio above 10.0% and may not be subject to any written agreement, order or capital directive or prompt corrective action directive to be considered “well capitalized”.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or “adequately capitalized.” These restrictions have not in the past had a material impact on the operations of the Banks because each of the Banks, except for FPB, are well capitalized at December 31, 2008. Under amendments to FDIC regulations effective in 2009, depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, (including Boston Private Bank, Borel, FPB, and Charter, but not Gibraltar), when acting as principal to those that are permissible for national banks. In 1999, the FDIC revised its regulations implementing Section 24 of the FDIA to ease the ability of FDIC-insured state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

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

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least nine out of every 12 months. As of December 31, 2008, Gibraltar maintained in excess of 72.92% of its portfolio assets in qualified thrift investments and qualified under the QTL test.

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

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a BHC, such as BPFH, and its non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:

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

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the FDIC (and, in the case of Gibraltar, the OTS) to evaluate the Banks’ performance in helping to meet the credit needs of their entire communities, including low and moderate-income neighborhoods, consistent with their safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the purposes of the CRA. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate Boston Private Bank’s performance in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

The FDIC’s and OTS’s CRA regulations are currently based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Each of the Banks currently has either a “satisfactory” or “outstanding” CRA rating. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate—small banks,” which are banks with $250 million or more, but less than $1 billion in total assets in either of the two prior calendar years, including FPB, Charter and Borel. Under these new requirements, such banks are examined using only two tests, a Lending Test and a new Community Development Test, and are relieved of certain data collection and reporting requirements.

Customer Information Security. The FDIC, the OTS, and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations, that become effective January 1, 2010, with respect to personal information of Massachusetts residents.

Identity Theft Red Flags. The federal banking agencies jointly issued final rules and guidelines in 2007 implementing Section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing Section 315 of the FACT Act. The rules implementing Section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing Section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules, that became effective in 2008, under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

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

Massachusetts Law—Dividends. Under Massachusetts law, the board of directors of a trust company, such as Boston Private Bank, may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company’s capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. These restrictions on Boston Private Bank’s ability to declare and to pay dividends may restrict BPFH’s ability to pay dividends to its stockholders. We cannot predict future dividend payments of Boston Private Bank at this time.

FDIC Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, under FPB’s informal supervisory agreement with the FDIC and the CDFI, FPB may not pay cash dividends without the prior written approval of the FDIC and the CDFI.

Washington Law—Dividends. Under Washington law, a bank, such as Charter, may not declare or pay any dividend greater than its retained earnings without approval from the director of the WDFI. This restriction on Charter’s ability to declare and to pay dividends may restrict BPFH’s ability to pay dividends to its stockholders. We cannot predict future dividend payments of Charter at this time.

OTS Regulations—Dividends. The OTS regulates all capital distributions by Gibraltar directly or indirectly to BPFH, including dividend payments. If the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Gibraltar must file an application and receive the approval of the OTS for a proposed capital distribution. Because of Gibraltar’s net loss incurred in 2007 and 2008, Gibraltar requires OTS approval prior to paying a dividend to BPFH.

Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final formal enforcement actions by the federal banking agencies.

Securities Law Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Securities Exchange Act of 1934 (the “Exchange Act”) that permit banks not registered as broker-dealers with the Securities and Exchange Commission (the “SEC”) to effect securities transactions under certain conditions. Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions. The Banks’ compliance with Regulation R became mandatory in the fourth quarter of 2008.

Fair Credit Reporting Affiliate Marketing Regulations. In November, 2007, the federal banking agencies published final rules to implement the affiliate marketing provisions in Section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules became effective on January 1, 2008. The Banks began to comply with the foregoing rules by the mandatory compliance date, October 1, 2008.

Regulation of Nondepository Trust Companies

In 2008, BPFH indirectly acquired a 70.1% share of DTC. DTC is a Pennsylvania nondepository trust company that is subject to regulation by the Pennsylvania Department of Banking (the “PDOB”). DTC must maintain total equity capital and liquid assets in the amount of $2 million. DTC is prohibited from paying cash dividends or making other capital distributions that would cause DTC’s total equity capital or liquid assets to be less than $2 million.

Government Policies and Legislative and Regulatory Proposals

The operations of the Banks are generally affected by the economic, fiscal, and monetary policies of the U.S. and its agencies and regulatory authorities, particularly the FRB which regulates the money supply of the U.S., reserve requirements against deposits, the discount rate on FRB borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the FRB have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits. In late 2008 and 2009, because of economic turmoil in the credit markets, a sharp decline in real estate values and general economic recessionary conditions, Congress, the Treasury and the FRB took significant steps, including the TARP discussed above, to stabilize U.S. economic conditions, credit markets and individual financial institutions.

In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the FRB, the FDIC, the OTS and other federal and state bank regulatory authorities. The likelihood of any additional major changes in the future, and the impact any such changes might have on Boston Private Bank, Borel, Charter, FPB, and Gibraltar are not possible to determine.

Government Regulation of Other Activities

Virtually all aspects of the Company’s investment management and wealth advisory businesses are subject to extensive regulation. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As an investment adviser, each is subject to the provisions of the Investment Advisers Act and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Westfield, and DGHM act as sub-adviser, is registered with the SEC under the Investment Company Act of 1940, as amended (the “1940 Act”). Shares of each such fund are registered with the SEC under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”): impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

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

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict certain subsidiaries of the Company from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

IV. Taxation

Federal Taxation

The Company, and its incorporated affiliate partners are subject to federal income taxation generally applicable to corporations under the Code. The Banks are subject to Subchapter H of the Code which relates to securities, reserves for loan losses, and any common trust funds.

The Company and its incorporated affiliate partners are members of an affiliated group of corporations within the meaning of Section 1504 of the Code and file a consolidated federal income tax return. The advantages of filing a consolidated tax return include the avoidance of tax on intercompany distributions and the ability to offset operating and capital losses of one company against operating income and capital gains of another company.

The Company’s limited liability companies and their taxable income is included as part of the Company’s taxable income.

State and Local Taxation

The Company and its affiliates are subject to the tax rate established in the state in which they perform their operations. Currently the Company has taxable income in the following states: Massachusetts, California, New Hampshire, Florida, New York, and the City of New York.

The Massachusetts tax rate is 10.50% on taxable income apportioned to Massachusetts. Massachusetts taxable income is defined as federal taxable income subject to certain modifications. The Company believes these modifications allow for a deduction for 95% of dividends received from stock where the entity owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Combined reporting was not permitted under Massachusetts statutes for 2008 and prior years but is required starting in 2009. The tax rate will decrease to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and beyond.

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

The New York state tax rate is 7.1% plus a surcharge for business operations in the Metropolitan Commuter Transportation district.

The New York City tax rate is 9.0% on taxable income apportioned to New York City. In addition to the Company’s income tax in New York City, the Company is also subject to an unincorporated business tax (“UBT”). In computing UBT taxable income, amortization of purchased intangibles and certain payments to principals are not deductible. The UBT rate is 4.0%. A portion of the UBT paid is allowed as a credit in computing the Company’s New York City income tax.

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

Recent market volatility has impacted and may continue to impact our business and the value of our common stock.

The performance of our business and the trading price of the shares of our common stock have been and may continue to be affected by many factors including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and with respect to financial institutions generally. Government action, such as the Emergency Economic Stabilization Act of 2008, and the American Recovery and Reinforcement Act of 2009, which is also referred to as the Economic Stimulus Bill, may also affect the Company and the value of our common stock. Given the unprecedented nature of this volatility, we cannot predict what impact, if any, this volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

Market conditions and other factors have affected and may continue to affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including:

•	conditions in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	interest rates;

•	the market for similar securities;

•	government action or regulation;

•	general economic conditions or conditions in the financial markets;

•	our past and future dividend practices; and

•	our financial condition, performance, creditworthiness and prospects.

Accordingly, the shares of common stock that an investor purchases may trade at a price lower than that at which they were purchased.

If we are required to write down goodwill and other intangible assets our financial condition and results of operations would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2008, our goodwill and other identifiable intangible assets were approximately $178.5 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:

•	significant adverse change in business climate;

•	significant decrease in stock price and/or market capitalization;

•	significant unanticipated loss of clients/assets under management;

•	loss of key personnel;

•	sustained periods of poor investment performance;

•	significant loss of deposits or loans;

•	significant reductions in profitability;

•	significant changes in loan credit quality;

•	potential sale or disposal of an affiliate;

•	adverse action or assessment by a regulator.

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

In connection with our acquisitions and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent in such acquisitions.

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

We utilize a decentralized management structure, which affects our ability to manage and control our subsidiaries.

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

In particular, the Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of services provided. Our Banks also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.

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

An increase in interest rates could also have a negative impact on our Banks’ results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Banks’ allowances for loan losses. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.

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

Our Banks’ management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its non-accruing and criticized loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the Banks will incur additional expenses.

For example, FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. In the first six months of 2008, the Company recognized impairment losses of $38.0 million at FPB. FPB experienced a large increase in non-accrual and classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-accrual loans reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. In the third quarter of 2008, the Company recorded loan loss provisions of $132.6 million and charge-offs of $160.6 million related to the 72 loans at FPB transferred to the held for sale category. In September 2008, the Company announced its intention to sell substantially all of the land and construction loans at FPB. As of December 31, 2008, the Company still held 18 loans, associated with that portfolio, with a carrying value of

$27.2 million and two OREO properties with a carrying value of $7.1 million. Although the Company continues to seek to complete the sale of these remaining loans and OREO, there is no guarantee that such a sale will be completed in the near future. While these FPB loans and OREO remain on our balance sheet, the market for such loans and OREO may continue to deteriorate and we cannot be certain that FPB will not have to take an additional charge as a result of a further reduction in the estimated fair market value of these loans and OREO.

If we decide to sell additional loans or another portfolio of loans, we are required to classify those loans as held for sale which requires us to carry such loans at the lower of cost or market. If we decide to sell loans at a time when the fair value of those loans is less than their carrying value, the adjustment will result in a loss. We may from time to time decide to sell particular loans or groups of loans as we did with the FPB loans, and the required adjustment could negatively affect our financial condition or results of operations.

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

Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act and to regulation and supervision by the Federal Reserve Board. Our Banks are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, the Washington State Department of Financial Institutions, the FDIC, and the OTS.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the OTS, the California Department of Financial Institutions, the Washington State Department of Financial Institutions, and the Massachusetts Commissioner of Banks possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which our Banks and we may conduct business and obtain financing. On May 27, 2008, in connection with its most recent examination by the FDIC, the members of the board of directors of FPB entered into an informal supervisory agreement (a memorandum of understanding) with the FDIC and the California Commissioner of Financial Institutions to address certain matters raised in the examination.

We are participating in the Treasury’s Capital Purchase Program, which was developed as part of the Troubled Asset Relief Program. On November 21, 2008, we issued and sold shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), together with a warrant to purchase additional shares of our common stock, to the Treasury. As a result, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of our common and preferred stock will be subject to restrictions until the earlier of (a) the third anniversary of the date of issuance of the Series C Preferred Stock and (b) the date on which the Series C Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series C Preferred Stock to third parties.

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

The recent increase in FDIC deposit insurance premiums will increase our non-interest expense.

On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, our base assessment rate will increase again on April 1, 2009. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009, which is currently anticipated to be 10 cents per $100 of deposits. The increase in our deposit insurance premiums will result in an increase in our non-interest expense.

The value of our investment in FHLB stock may be reduced.

The Company’s affiliate Banks are members of FHLBs in the Atlanta, Boston, San Francisco, and Seattle districts. The FHLBs have advised their members that they are focusing on preserving capital in response to ongoing market volatility and, accordingly, there will be little or no dividend payout in near term quarterly periods. Further, moratoriums have been placed on excess stock repurchases at some of the FHLBs. The FHLBs have announced other-than-temporary impairment charges due to decreases in the estimated fair values of private-label mortgage-backed securities they held during the third and fourth quarters of 2008. If these losses continue, they could exceed the FHLBs’ current level of retained earnings and possibly put into question whether the FHLB stock owned by the Company was impaired. The FHLBs have stated that they expect and intend to hold their private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

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

For example, during the years ended December 31, 2008 and 2007, approximately 40% and 42%, respectively, of our segment revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days’ notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliate partners is a significant factor in our overall results of operations and financial condition.

Our investment management business is highly dependent on people to produce investment returns and to solicit and retain clients.

We rely on our investment managers to produce investment returns. We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees or our ability to attract funds from existing and new clients might diminish.

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

Our investment management and wealth advisory businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.

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

All of our investment managers and wealth advisory affiliate partners, except DTC, are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliate partners acting as sub-advisers to mutual funds are subject to certain provisions and regulations of the Investment Company Act of 1940.

We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.

In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice.

Also, Coldstream Securities, Inc., a wholly-owned subsidiary of Coldstream Holdings, Inc., as a registered broker-dealer, is subject to extensive regulation under federal and state laws, as well as the rules promulgated by the Financial Industry Regulatory Authority.

Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions and other payments from our banking and non-banking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. A significant decrease in the market price of our common stock could be considered a triggering event for goodwill impairment testing under FASB Statement No. 142, Goodwill and Other Intangible Assets.

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

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. For example, in July 2008 we announced that we would reduce our dividend to $0.04 per share on an annualized basis as part of our capital plan. Such a reduction or elimination of dividends could adversely affect the market price of our common stock. In addition, as noted above, our ability to declare or pay dividends on shares of our common stock is subject to restrictions as a result of our participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

Provisions of Massachusetts law and provisions of our articles of organization and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We have a classified board of directors and as such it is subject to the provisions of Massachusetts Business Corporations Act Section 8.06(b), which provides for certain anti-takeover provisions for public companies incorporated in Massachusetts. Additionally, our articles of organization authorize our board of directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The Company and its subsidiaries conduct operations in leased premises except for one owned property. The Company’s headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises are generally located in the vicinity of the headquarters for all of the affiliate partners. One of the banks also has an office outside the state of its headquarters.

Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3. LEGAL PROCEEDINGS

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County (the “Retirement Board”) filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. On July 11, 2008, the Court granted both Westfield’s and Kalson’s motions for summary judgment on all claims, and the case was thus closed. On August 8, 2008, the Retirement Board filed a notice of appeal. On January 7, 2009, the parties executed a settlement agreement whereby the Retirement Board would withdraw its appeal and provide a full release of any and all claims against Westfield in consideration of a payment of $50,000. Plaintiff filed a praecipe discontinuing the action with prejudice on January 12, 2009.

Trust Litigation

Beginning in 1984, Borel served as the trustee of a private family trust (the “Trust”) that was the joint owner of a certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL’s operations was found on the property in 1994. The subject property was the subject of lengthy litigation brought by certain beneficiaries of the Trust against Borel and others in 1994. In 2002, during the course of that litigation, Borel as Trustee sold the property to its former lessee, the Union Oil Company of California (d/b/a UNOCAL) in exchange for cash and a comprehensive indemnity on behalf of the Trust. Litigation with the beneficiaries continued until 2005, when Borel, UNOCAL, and others entered into a comprehensive settlement with all of the beneficiaries, except one, dismissing all of their pending actions in exchange for a payment of cash and other considerations from UNOCAL. Borel paid nothing in the settlement. The dissenting beneficiary attempted to continue the litigation against Borel on his own, acting pro se. The state court dismissed this individual action with prejudice in 2005, whereupon the dissenting beneficiary filed a similar action, again pro se, in the U.S. District Court for the Northern District of California. The federal court dismissed this action with prejudice, and the dissenting beneficiary then unsuccessfully pursued appeals to the Ninth Circuit Court of Appeals and the U.S. Supreme Court. His petition for certiorari was denied in February 2008, concluding the litigation. The 2005 settlement with the other beneficiaries was thereafter consummated. All of the property formerly belonging to the Trust was distributed to separate subtrusts established for each individual beneficiary. Borel is not the trustee of these subtrusts. Borel’s petition for termination of the Trust is to be heard on March 18, 2009.

Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

I. Market for Common Stock

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At March 4th, 2009, there were 64,086,926 shares of common stock outstanding. The number of holders of record of the Company’s common stock as of March 4th, 2009 was 1,364. The closing price of the Company’s common stock on March 4th, 2009 was $3.03. The Company believes that the number of beneficial owners of its common stock, as of the record date, was greater.

The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal Year ended December 31, 2008
Fourth Quarter	$10.66	$5.01
Third Quarter	13.00	4.53
Second Quarter	11.75	5.63
First Quarter	27.30	10.15
Fiscal Year ended December 31, 2007
Fourth Quarter	$29.73	$24.01
Third Quarter	29.00	24.17
Second Quarter	30.25	26.63
First Quarter	30.42	26.37

II. Dividends

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

The Company is a legal entity separate and distinct from its affiliate partners. These affiliate partners are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. As to the payment of dividends, as discussed below, each of the Banks is subject to the laws and regulations of its chartering jurisdiction and to the regulations of its primary federal regulator. If the federal banking regulator determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Company paid dividends on its common stock of $0.22 and $0.36 in 2008 and 2007, respectively.

Under Massachusetts, California, and Washington law and OTS regulations, payment of dividends from the Banks may be restricted and limited under certain circumstances. These restrictions on the Banks’ ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the common stock. The payment of dividends by BPFH and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. There are no such comparable statutory restrictions on the Company’s Investment Mangers and Wealth Advisors ability to pay dividends.

On July 22, 2008, the Company announced that it reduced its dividend to $0.04 per share on an annualized basis. As a result of the Treasury’s purchase of the Company’s Series C Preferred Stock on November 21, 2008, the U.S. Treasury’s consent shall be required for any increase in common stock dividends per share until the third anniversary of the date of November 21, 2008, unless prior to such date the Series C Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series C Preferred Stock to third parties.

III. Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans, shall be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders to be held on April  22, 2009 and is incorporated herein by reference.

IV. Recent Sales of Unregistered Securities

On November 21, 2008, the Company issued 154,000 shares of Series C Preferred Stock to the U.S. Treasury. The Company also issued the U.S. Treasury the TARP warrants to purchase approximately 2.9 million shares of common stock at a price of $8.00 per share. The total consideration received by the Company for this transaction was approximately $154.0 million.

On December 19, 2008, the Company filed a registration statement on Form S-3 with the SEC to register: 6,346,572 shares of common stock issued upon conversion of the Series A Preferred; 401 shares of the Series B Preferred; 7,261,091 shares of common stock issuable upon conversion of the Series B Preferred; 5,443,065 shares of common stock issuable upon exercise of the Carlyle warrants; 154,000 shares of the Series C Preferred, and 2,887,500 shares of common stock issuable upon exercise of the TARP warrants.

V. Issuer Repurchases

There were no repurchases of the Company’s equity securities during fiscal year 2008. In addition, as noted earlier, the Company’s ability to purchase, redeem or otherwise acquire for consideration, shares of its common and preferred stock will be subject to restrictions as a result of the Company’s participation in the CPP.

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

	2008(1)	2007(2)	2006	2005(6)	2004(6)
	(In thousands, except share data)
At December 31:
Total balance sheet assets	$7,266,338	$6,818,131	$5,763,544	$5,118,568	$3,274,421
Total loans (excluding loans held for sale)	5,478,656	5,259,900	4,311,252	3,624,240	2,248,600
Allowance for loan losses	89,292	70,992	43,387	37,607	25,021
Investment securities	830,955	670,526	537,807	557,142	539,103
Cash and cash equivalents	394,300	186,434	239,396	372,316	128,914
Goodwill and intangible assets	178,543	458,238	460,964	384,407	187,163
Deposits	4,920,605	4,375,101	4,077,831	3,748,141	2,386,368
Borrowed funds	1,520,463	1,632,944	914,529	703,379	474,171
Stockholders’ equity	688,976	662,461	635,197	539,348	326,534
Non-performing assets	108,631	53,809	10,549	7,900	1,514
Client assets under management and advisory(3):
Private Banking	$4,066,000	$4,738,000	$4,012,000	$3,728,000	$2,578,000
Investment Management	15,619,000	23,058,000	19,809,000	12,451,000	11,920,000
Wealth Advisory	8,244,000	9,055,000	6,241,000	5,363,000	4,993,000
Inter-company relationships	(268,000)	(286,000)	(238,000)	(203,000)	(185,000)

Total client assets under management and advisory	$27,661,000	$36,565,000	$29,824,000	$21,339,000	$19,306,000

For The Year Ended December 31:
Interest and dividend income	$372,731	$369,695	$300,032	$189,990	$120,645
Interest expense	170,724	181,774	126,519	61,251	32,066

Net interest income	202,007	187,921	173,513	128,739	88,579
Provision for loan losses	211,474	24,911	6,179	5,438	4,285

Net interest income after provision for loan losses	(9,467)	163,010	167,334	123,301	84,294
Fees and other income	229,502	215,727	171,341	134,587	108,213
Operating expense and minority interest	325,093	299,435	254,148	188,781	144,472
Impairment of goodwill and intangibles	286,763	60,880	—	—	—
Westfield re-equitization awards	66,000	—	—	—	—

(Loss)/income before income taxes	(457,821)	18,422	84,527	69,107	48,035
Income tax (benefit)/expense	(69,069)	14,252	30,154	25,561	16,802

Net (loss)/income	$(388,752)	$4,170	$54,373	$43,546	$31,233

Per Share Data:
Basic (loss)/earnings per share	$(8.87)	$0.11	$1.53	$1.48	$1.14
Diluted (loss)/earnings per share	$(8.87)	$0.11	$1.43	$1.38	$1.10
Average basic common shares outstanding	47,528,418	36,731,621	35,452,880	29,425,157	27,313,171
Average diluted common shares outstanding	47,528,418	38,315,330	40,089,380	33,824,717	29,024,520
Cash dividends per share	$0.22	$0.36	$0.32	$0.28	$0.24
Book value(7)	$9.69	$17.68	$17.36	$15.50	$11.81
Selected Operating Ratios:
Return on average assets	nm	0.07%	1.02%	1.13%	1.10%
Return on average equity	nm	0.62%	9.27%	11.23%	10.61%
Interest rate spread(4)	2.79%	2.94%	3.27%	3.48%	3.33%
Net interest margin(4)	3.27%	3.52%	3.84%	3.88%	3.61%
Total fees and other income/total revenue(5)	53.19%	53.44%	49.69%	51.11%	54.99%
Asset Quality Ratios:
Non-accrual loans to total loans (excluding loans held for sale)	1.22%	1.00%	0.23%	0.22%	0.05%
Non-performing assets to total assets	1.49%	0.79%	0.18%	0.15%	0.05%
Other Ratios:
Dividend payout ratio	nm	327.27%	20.92%	18.92%	21.05%
Average equity to average assets ratio	9.71%	10.66%	11.04%	10.02%	10.35%

nm - not meaningful

(1)	Earnings for 2008 were reduced by $258.1 million, or $5.43 per share, for the after tax and minority interest impact of impairment charges at FPB, Gibraltar, Charter, Sand Hill, DGHM and the Holding Company; by $133.2 million, or $2.80 per share, for the after tax provisions for loan losses; and by $66.0 million, or $1.39 per share, for the non-cash, non-deductible Westfield re-equitization awards. These charges were slightly offset by the gains recognized, net of tax, of $14.2 million, or $0.30 per share, from the repurchase of the Company’s 3% Contingent Convertible Senior Notes due 2027. To determine net of tax amounts, an assumed effective tax rate of 37% is used, except for the non-deductible impairment at the Private Banking affiliates and portions of the impairment at DGHM. For further details see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Net income for 2007 was reduced by $47.2 million, or $1.20 per share, for the after tax and minority interest impact of the impairment charges at both DGHM and Gibraltar, and $10.8 million, or $0.26 per share, for the increase in the allowance for loan losses and other adjustments related to the increase in classified loans at FPB described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Return on average assets and return on average equity were also reduced.
(3)	The Company changed the accounting from the equity method to the consolidation method as a result of the majority interest ownership of BOS in the third quarter of 2007. BOS’s prior period Assets Under Management were not included in the Company’s prior period consolidated balances.
(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets on a fully-taxable equivalent basis, and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.
(5)	Total revenue is defined as net interest income plus fees and other income.
(6)	Adjusted to include the impact of stock-based compensation, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 20: Employee Benefits” for additional information.
(7)	For the calculation of book value as of December 31, 2008, the conversion of Series B Preferred shares into 7,261,091 of common stock is assumed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

I. Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in 2008. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

In February of 2008, the Company acquired a 70.1% share of DTC. In 2007, the Company acquired Charter, increased its equity interest in BOS to a majority interest and decreased its ownership in Sand Hill from 100% ownership to 76%. The financial results of these entities have had an impact on our results of operations in 2008, and should be considered in comparing the Company’s results of operations for 2008 to 2007. The following table provides additional detail for these transactions.

Name of acquisition	Acquisition/ consolidation date	Total assets at acquisition/ consolidation	Assets under management and advisory at acquisition/ consolidation
DTC	February 1, 2008	$0.9 million	$0.9 billion
BOS	August 1, 2007	$5.5 million	$2.0 billion
Charter	July 1, 2007	$316.1 million	—

In 2008, the Company earned revenues of $431.5 million, an increase of 7% compared to revenues of $403.6 million in 2007. Total operating expenses in 2008, including impairment and minority interest, were $677.9 million, a $317.5 million increase over total operating expenses, including impairment and minority interest, of $360.3 million in 2007. The Company reported a net loss for 2008 of $388.8 million, or ($8.87) per share, as compared to net income of $4.2 million, or $0.11 per share in 2007.

The key items that negatively impacted the Company’s results in 2008 include: the non-cash impairment charges of $258.1 million, net of tax, decreasing earnings per share by approximately $5.43; the provision for loan losses of $133.2 million, net of tax, decreasing earnings per share by approximately $2.80; and the non-cash, non-deductible Westfield re-equitization awards of $66.0 million, decreasing earnings per share by approximately $1.39. These charges were slightly offset by the gains recognized, net of tax, of $14.2 million, or $0.30 per share, from the repurchase of the Company’s 3% Contingent Convertible Senior Notes due 2027 (the “Notes”). To determine net of tax amounts, an assumed effective tax rate of 37% is used, except for the non-deductible impairment at the Private Banking affiliates and portions of the impairment at DGHM.

In addition, income available to common shareholders was reduced by $32.0 million as a result of the beneficial conversion feature, $0.8 million for dividends paid or accrued on the preferred securities (Classes A, B and C) issued during the third and fourth quarters of 2008, and $0.1 million for the accretion of the discount and dividends accrued on the Series C Preferred issued under the U.S. Treasury Department’s TARP CPP received during the fourth quarter of 2008. These three items together decreased earnings per share by approximately $0.69. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies and Note 18: Equity” for further detail.

Non-cash Impairment Charges. In 2008 the Company recorded gross goodwill impairment charges of $256.1 million, and gross intangible impairment charges of $30.7 million, resulting in a total impairment charge of $286.8 million for the fiscal year 2008. 82%, or $234.4 million, of the total was attributable to the Company’s Private Banking segment, 17%, or $48.5 million, was attributable to the Company’s Investment Management and Wealth Advisory segments, and the remaining 1%, or $3.9 million, was attributable to the Company’s equity interest investment in Coldstream. Goodwill and intangible assets are subject to impairment testing under FASB Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”) and FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), respectively. The Company’s policy is to test for impairment annually in the fourth quarter at the reporting level. However, the Company is also required to test for impairment under FAS 142 if a “triggering event” were to occur. Such triggering events were identified in the first and third quarters of 2008.

During the first quarter of 2008, the Company’s Southern California Private Bank, FPB, experienced large increases in its non-performing and adversely classified loans. These increases not only necessitated a corresponding increase to FPB’s provision for loan losses, but also reduced FPB’s interest income while additional expenses were incurred related to obtaining updated loan appraisals and loan workouts. The Company considered these events to be “triggering events” and performed goodwill impairment testing as required under FAS 142. The analysis resulted in a preliminary gross goodwill impairment charge of $20.6 million during the first quarter of 2008. In the second quarter of 2008, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result, the Company updated the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter of 2008 for a total year-to-date goodwill impairment, attributable to FPB, of $34.3 million. In addition, the Company determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future net cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million as of June 30, 2008.

The Company determined that there was a triggering event under FAS 142 during the third quarter of 2008, due to a significant adverse change in business climate. Due to this triggering event, the Company performed interim impairment testing which resulted in an estimated goodwill impairment charge during the third quarter of approximately $209.9 million. 84%, or $175.4 million, of the total estimate was attributable to the Company’s Private Banking segment, $125.3 million at Gibraltar and $50.1 million at Charter. 16%, or $34.5 million, of the total estimate was attributable to the Company’s Investment Management and Wealth Advisory segments, $33.0 million at DGHM and $1.5 million at BOS.

The Company performed its full annual impairment testing during the fourth quarter of 2008 which resulted in an additional goodwill impairment charge of $11.9 million and an intangible impairment charge of $26.9 million, resulting in a total impairment charge in the fourth quarter of $38.8 million. 54%, or $21.0 million, of the total was attributable to the Private Banking segment, $17.5 million at Gibraltar and $3.5 million at Charter. 46%, or $17.8 million, was attributable to the Investment Management and Wealth Advisory segments, $10.8 million at Sand Hill, $4.6 million at DGHM, $3.9 million at Coldstream, the Company’s equity method investment, and a $1.5 million reversal of the estimated charge taken during the third quarter at BOS. The remaining goodwill at December 31, 2008 is $108.8 million. Intangible assets at December 31, 2008 were $69.8 million. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 11: Goodwill and Other Intangible Assets” for further detail.

Provision for Loan Losses and Sale of Non-strategic Loan Portfolio at FPB. The provision for loan losses for 2008 was $211.5 million, compared to provision for loan losses of $24.9 million in 2007. 83%, or $154.8 million, of the provision increase was attributable to the Company’s Southern California Private Bank, FPB. Starting in the fourth quarter of 2007, FPB experienced a rapid deterioration in its loan portfolio, primarily its construction and land loan portfolio in the Inland Empire area of California. During the third quarter of 2008, the Company announced its intent to sell the non-strategic loan portfolio, consisting primarily of construction and land loans, at FPB to minimize the risk and further losses. At the time of transfer to the Held for Sale designation, FPB incurred $160.6 million in charge-offs related to further declines in the underlying collateral and the requirement to mark the loans to the lower of cost or fair value based on the intention to sell the loans in a very difficult economic environment. The charge-offs resulted in a substantial increase to FPB’s provision for loan losses in the third quarter to $132.6 million.

These non-strategic loans consisted of 72 loans with a carrying value of approximately $254 million at the time they were transferred to the Loans Held for Sale category at September 30, 2008, as discussed in the preceding paragraph. During the fourth quarter, through sale, workout, or foreclosure, the Company reduced its exposure associated with the non-strategic portfolio to 18 loans with a carrying value of $27.2 million and two OREO properties with a carrying value of $7.1 million at December 31, 2008. The Company incurred a net loss in the fourth quarter of $1.8 million related to these dispositions including the updated lower of cost or fair value adjustments of the remaining loans at December 31, 2008.

Non-cash, Non-deductible Westfield Re-equitization Awards. On June 30, 2008, the Company completed the re-equitization of Westfield that had been announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted Profits Interests in Westfield and two call rights to purchase the Company’s remaining interest in Westfield. The grant of the Profits Interest was accounted for in accordance with FASB Statement No. 123(R), Share-Based Payments (Revised 2004) (“FAS 123(R)”) and resulted in a non-cash, non-deductible compensation charge of $46.0 million on the grant date. The two call rights resulted in a non-cash, non-deductible compensation charge of approximately $20.0 million recognized on the grant date. These two non-cash charges of $66 million have no material impact on the Company’s regulatory capital or liquidity. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 17: Westfield Re-equitization” for further detail.

Gain on Repurchase of Debt. During 2008, the Company repurchased $235.1 million of its Notes generating a gain of approximately $22.5 million. To make the repurchases, the Company used cash received from the repayment of intercompany notes which were previously made to certain affiliate banks (the “Banks”) with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. The outstanding balance on the Notes at December 31, 2008 is $52.4 million. The Company may repurchase additional portions of the Notes during 2009 depending upon the price and availability of the Notes in the secondary market. As the notes get closer to the put date in July 2009, the Company anticipates that the Notes will trade closer to the par value, which would result in a lower gain than the gains that were realized in 2008.

The Company’s income tax benefit for 2008 was $69.1 million, as compared to an income tax expense of $14.3 million for 2007. The effective tax rate and expense for 2008 was impacted by the non-deductible goodwill impairment charges, the non-deductible compensation charge and other non-deductible items. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 19: Income Taxes” for further detail.

Reportable Segments

The following table shows a summary of profits/(losses), revenues and expenses by segment for 2008 and 2007.

	(Loss)/income		Total Revenues		Operating expense and minority interest
	2008	2007	2008	2007	2008	2007
	(In thousands)
Private Banking	$(303,086)	$12,034	$253,726	$240,229	$406,007	$184,600
Investment Management	(67,157)	9,282	121,437	139,531	187,646	122,285
Wealth Advisory	(1,299)	4,171	50,369	37,131	51,425	29,749

Total Segments	$(371,542)	$25,487	$425,532	$416,891	$645,078	$336,634

Private Banking

The Company’s Private Banking segment reported a net loss of $303.1 million in 2008 compared to net income of $12.0 million in 2007. Although the segment was negatively impacted by the non-cash impairment charges of $234.3 million, the increased provisions for loan losses of $186.6 million, and decreased net interest margins, the segment was able to report revenue growth in 2008. Private Banking revenues for 2008 were $253.7 million, or 60% of total segment revenues, compared to $240.2 million, or 58% of total segment revenue for 2007. Increased revenues for 2008 were primarily due to the Banks’ investment management and trust revenues, and slight increases in net interest income due to the acquisition of Charter in 2007, and balance sheet growth. Total expenses at the Private Banking segment for 2008 increased $221.4 million to $406.0 million, compared to $184.6 million for 2007. $205.2 million, or 93% of the increase was attributable to the non-cash impairment charges at the Company’s Southern California, South Florida, and Pacific Northwest banks: FPB, Gibraltar and Charter, respectively. Assets Under Management (“AUM”) for the Banks, at December 31, 2008 were $4.1 billion, a decrease of $672 million from December 31, 2007. Market depreciation in 2008 of $804 million, outpaced the Banks’ net flows of $131 million.

In 2008, the Company conducted its Private Banking business through five affiliate partners. The following table shows a summary of certain financial components of the Company’s Private Banks, by region, based on the location of the affiliate partner, at December 31, 2008.

	Total Banks	New England	Northern California	Southern California	South Florida	Pacific Northwest
	(In thousands)
Assets	$6,907,119	$3,064,410	$1,421,008	$496,407	$1,507,428	$417,866
Loans*	5,473,224	2,269,834	1,336,979	286,651	1,346,780	232,980
Deposits	5,141,859	2,079,536	1,168,066	403,677	1,201,405	289,175
AUM	4,066,000	2,432,000	805,000	16,000	813,000	—
Non-Performing Assets (“NPA”)*	$81,412	$6,476	$6,102	$17,783	$31,803	$19,248
Allowance for Loan Losses as a % of NPA’s	110%	386%	239%	59%	79%	73%

*	excludes non-accrual loans held for sale of $27.2 million

The Company believes the important business metrics in evaluating the condition of its private banking business include: net interest income, net interest margin, deposit growth, loan growth and loan quality.

Net Interest Income. For 2008, the Company’s net interest income increased $14.1 million to $202.0 million, a 7% increase. The $14.1 million increase is the net result of increased business volumes of $20.5 million, net of $6.4 million in rate changes.

Net Interest Margin. For 2008, the Company’s net interest margin, on a FTE basis, decreased 25 basis points to 3.27%, compared to 3.52% for 2007. The decrease in the Company’s net interest margin is primarily attributable to the increase in non-performing assets in 2008 as well as the compression due to the decline in short-term interest rates.

Deposits. In 2008, the Company’s deposits grew $546 million, or 12%, to $4.9 billion from $4.4 billion in 2007. The cost of deposits decreased 64 basis points to 2.94% during 2008 due to the Banks’ ability to lower interest rates in response to the decline in short-term rates. The increase in deposits was primarily related to increases in certificates of deposit, primarily brokered deposits, and increases in the Bank’s non-interest bearing deposits. Brokered deposits at the Banks generally have higher rates than non-brokered deposits. The Banks experienced a decline in core deposits, checking and money market accounts as a result of increased concern from depositors over the stability of the banking environment in 2008. The TLGP instituted in the fourth quarter of 2008 helped to stabilize the deposit environment enabling the Company’s core deposits to grow in the fourth quarter compared to the third quarter. The TLGP insures all demand deposit accounts and certain NOW accounts.

Loans. In 2008, the Company’s loan portfolio increased $219 million, or 4%, to $5.5 billion. This increase was primarily driven by organic growth in commercial and residential loans which increased $161 million, or 7%, and $137 million, or 8%, respectively. The growth in loans was lower than in previous years as some of our Banks have deliberately slowed new lending. The slow down in lending was due to concerns about available liquidity, narrowed margins, concerns over local economic conditions, and the general decline in new construction. Construction and land loans declined $167 million, or 19%, primarily as a result of the FPB charge-offs and loan sale. The majority of the funds received under the CPP were deployed to four of our five Banks for use in additional lending late in the fourth quarter of 2008.

Loan Quality. The Company considers credit quality to be an extremely important priority in managing the Company’s loan portfolio. At the end of 2008, the ratio of non-accrual loans, excluding loans held for sale, to total loans was 1.22% compared to 1.00% at the end of 2007. The allowance for loan losses to total loans was 1.63% at the end of 2008 compared to 1.35% at the end of 2007. The total allowance for loan losses at the end of 2008 is $89 million, representing coverage of 1.34 times our non-accrual loans of $66.7 million, excluding non-accrual loans held for sale of $27.2 million. In 2008, the Company had net loan charge-offs of $193 million. 96%, or $186 million, of the loans charged-off were from the Southern California portfolio. Loans classified as substandard, doubtful, or loss totaled $148 million at December 31, 2008. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses” for an analysis of the Company’s credit quality and its allowance for credit losses.

During 2008 the Company initiated steps to enhance the loan review processes at each of the Banks in an effort to identify credit issues in a more timely manner. Further, the Company will continue to monitor credit quality closely in light of adverse economic conditions in the markets in which the Banks operate. Management believes the declining credit quality trend is primarily related to a general weakening in national and regional economic conditions and this trend is likely to continue in 2009.

Investment Management

The Company’s Investment Management segment reported a net loss of $67.2 million in 2008 compared to net income of $9.3 million in 2007. The Company’s Investment Management segment was not only negatively affected by the two non-cash charges: $66.0 million in compensation expense for the Westfield re-equitization awards; and a $37.7 million impairment charge at DGHM, but has also felt the impact of the equity market declines in its revenue lines. Investment Management revenues for 2008 were $121.4 million, or 28% of total segment revenues, compared to $139.5 million, or 33% of total segment revenues for 2007. The 13%, or $18.1 million, decrease in revenues was primarily driven by the decrease of the Investment Managers’ AUM and decreased performance fees. AUM for the Investment Managers at December 31, 2008 was $15.6 billion, a decrease of $7.4 billion from December 31, 2007. Market depreciation in 2008 of $8.2 billion significantly outpaced Investment Management net inflows of $729 million. Total expenses, including minority interest, at the Investment Management firms for 2008 increased $65.4 million, to $187.6 million, compared to $122.3 million for 2007. The increase was attributable to the two non-cash charges, slightly offset by the decreased variable compensation.

In 2008, the Company conducted its investment management business through four affiliate partners. The Company believes investment management is an attractive growth market and that assets under management, market growth and performance are the important business metrics in evaluating the condition of its investment management business.

Assets Under Management. The Company measures the level of AUM at each reporting period to monitor how net flows and market value changes affect current and future revenues. Each individual firm measures AUM for billing purposes and provides data related to net flows and market value changes to the Company’s management. Client AUM by the Company’s investment management firms decreased $7.4 billion to $15.6 billion at December 31, 2008, compared to $23.1 billion at December 31, 2007.

The following table shows the components of the AUM for the periods ended December 31, 2008 and 2007:

	2008		2007
	AUM	% of Beginning AUM	AUM	% of Beginning AUM
	(In millions)
Investment Managers’ AUM at beginning of year	$23,058		$19,809
Net new business inflows	729	3.2%	401	2.0%
Market (depreciation)/ appreciation	(8,168)	-35.4%	2,848	14.4%

Total (decrease)/ increase for year	(7,439)	-32.3%	3,249	16.4%

Investment Managers’ AUM at end of year	$15,619		$23,058

Net New Business. Net new business inflows of $729 million includes new AUM (new investment management accounts and net new contributions to existing investment management accounts) of $1.6 billion for 2008, less lost accounts for 2008 of $884 million. Despite the challenging economic market, the Company’s Investment Managers have been able to continue to attract new clients, achieving a second year of positive net flows. The sustained year-over-year net flows is a result of favorable sales and marketing efforts, client relations, and investment performance.

Market Impact. The table below highlights the aggregate composition of AUM from our investment management firms for the periods ended December 31, 2008 and 2007:

	2008		2007
	Value	As a % of total	Value	As a % of total
	(In millions)
Growth	$8,038	51.5%	$12,084	52.4%
Value	4,672	29.9%	7,512	32.6%
Balanced	1,663	10.6%	1,831	7.9%
Fixed income	328	2.1%	350	1.5%
Alternative	918	5.9%	1,281	5.6%

Total	$15,619		$23,058

Market Conditions. During 2008, the S&P 500 Index depreciated 37%. This negatively affected our AUM since a strong concentration of the Company’s AUM resides in domestic equities in the growth and value style categories. Changes in domestic and foreign economic conditions, volatility in financial markets and general trends in business and finance, all of which are beyond our control, could adversely affect the market values of the AUM and the fee revenue derived from the management of these assets. The unfavorable market conditions in 2008 decreased total asset values by $8.2 billion, or 35%, for the year.

Investment Performance. Investment performance is an important driver of new business growth and client retention. On a weighted average AUM basis, approximately 85% of the Company’s Investment Management segment strategies placed in the top quartile of peer performance for the three year period and 87% placed in the top quartile of peer performance for the five year period. The segment’s investment performance has indirectly increased customer and employee retention.

Wealth Advisory

The Company’s Wealth Advisory segment reported a net loss in 2008 of $1.3 million compared to net income of $4.2 million for 2007. Although the Company’s Wealth Advisory segment was negatively affected by the non-cash impairment charge of $10.8 million, it was able to report revenue growth for the segment in 2008. Wealth Advisory revenues for 2008 were $50.4 million, or 12% of total segment revenues, compared to $37.1 million, or 9% of total segment revenues for 2007. Increased revenues for 2008 were attributed to the acquisition and consolidation of DTC and BOS, respectively. Total expenses, including minority interest, at the Wealth Advisory firms for 2008 increased $21.7 million, or 73%, to $51.4 million, compared to $29.7 million for 2007. 50%, or $10.8 million, of the increase, was attributed to the non-cash impairment charge at Sand Hill. Other drivers of the increase in expenses were the acquisition and consolidation of DTC and BOS, respectively. AUM for the Wealth Advisors at December 31, 2008 were $8.2 billion, a decrease of $811 million from December 31, 2007. Market depreciation in 2008 of $1.9 billion outpaced the Wealth Advisors’ net inflows of $180 million and the acquired AUM of DTC of $908 million.

The Wealth Advisory segment adds profitable fee income to the Company’s revenue base that is more resistant to fluctuations in market conditions in comparison to the Investment Management segment since financial planning fees are usually not tied to the market value of AUM. For 2008, Wealth Advisory revenues were comprised of approximately 44% asset based fees and 56% non asset-based fees. Asset based fees are driven by the underlying market value changes in AUM.

II. Financial Condition

A. Condensed Consolidated Balance Sheet and Discussion

	December 31,		Increase/ (decrease)	% Change
	2008	2007
	(In thousands)
Assets:
Total cash and investments	$1,284,208	$906,368	$377,840	42%
Loans held for sale	36,846	6,782	30,064	443%
Total loans	5,478,656	5,259,900	218,756	4%
Less: allowance for loan losses	89,292	70,992	18,300	26%

Net loans	5,389,364	5,188,908	200,456	4%
Goodwill and intangible assets	178,543	458,238	(279,695)	-61%
Other assets	377,377	257,835	119,542	46%

Total assets	$7,266,338	$6,818,131	$448,207	7%

Liabilities and Equity:
Deposits	$4,920,605	$4,375,101	$545,504	12%
Total borrowings	1,520,463	1,632,944	(112,481)	-7%
Other liabilities	136,294	147,625	(11,331)	-8%

Total liabilities	6,577,362	6,155,670	421,692	7%

Total stockholders’ equity	688,976	662,461	26,515	4%

Total liabilities and stockholders’ equity	$7,266,338	$6,818,131	$448,207	7%

Total Assets. Total assets increased $448 million, or 7%, to $7.3 billion at December 31, 2008 from $6.8 billion at December 31, 2007. The increase was due to the Company’s third quarter capital raise, the fourth quarter TARP funding, increase in loans, investments and income taxes receivable and deferred, offset by decreased goodwill and intangible assets.

Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB and Bankers’ Banks) increased $377.8 million, or 42% from the prior year to $1.3 billion, or 18% of total assets. The increase was primarily due to the third quarter capital raise, the fourth quarter TARP funding, increased investments at the Banks and the increased market values of the Company’s available-for-sale securities.

Investment maturities, principal payments and sales of the Company’s available-for-sale and held-to-maturity securities provided $3.0 billion of cash proceeds, and $3.2 billion was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The Company’s available-for-sale investment portfolio carried a total of $15.0 million of unrealized gains and $0.8 million of unrealized losses at December 31, 2008, compared to $4.6 million of unrealized gains and $0.7 million of unrealized losses at December 31, 2007.

The Banks’ investment policies required management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to mitigate the Banks’ overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade”. In addition, the Banks have internal investment policies which restrict investments to the following categories: U.S. Treasury securities, obligations of U.S. Government agencies and corporations, mortgage-backed securities, including securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the

Federal Home Loan Mortgage Corporation (“FHLMC”), securities of states and political subdivisions and corporate debt, all of which must be considered investment grade by a recognized rating service. The credit rating of each security or obligation in the portfolio is monitored and reviewed by each Bank’s portfolio manager and Asset/Liability Management Committee. The Company has determined that none of its available-for-sale or held-to-maturity investments were other-than-temporarily impaired at December 31, 2008 and 2007. At December 31, 2008 there were no cost method investments, which are included in other assets, that were other-than-temporarily impaired. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 6 Investment Securities” for further information.

The majority of the investments held by the Company are within the Private Banking function. The Investment Managers and Wealth Advisors held approximately $0.3 million in other available-for-sale securities and approximately $4.0 million in held-to-maturity securities at December 31, 2008.

The following table summarizes the Company’s carrying value (fair value) of available-for-sale investments and carrying value (amortized cost) of held-to-maturity investments at the dates indicated:

	December 31,
	2008	2007	2006
	(In thousands)
Available-for-sale:
U.S. government	$8,574	$12,196	$17,982
U.S. agencies	268,570	327,313	180,802
Corporate bonds	23,233	27,012	23,410
Municipal bonds	212,943	232,616	231,108
Mortgage-backed securities	281,355	53,000	27,805
Other	6,760	5,306	42,741

Total available-for-sale	$801,435	$657,443	$523,848

Held-to-maturity:
U.S. government	$5,245	$3,237	$2,745
U.S. agencies	—	1,993	1,970
Mortgage-backed securities	4,936	6,263	7,660
Other	19,339	1,590	1,584

Total held-to-maturity	$29,520	$13,083	$13,959

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2008:

	Amortized Cost	Fair Value
	(In thousands)
Federal Home Loan Bank	$106,388	$108,059
Federal Home Loan Mortgage Corporation	132,554	134,233
Federal National Mortgage Association	140,594	142,568
Government National Mortgage Association	147,193	150,851

Total	$526,729	$535,711

Loans Held for Sale. Loans held for sale increased $30.1 million, or 443%, from the prior year to $36.8 million, or less than 1% of total assets. This increase was primarily the result of the Company’s decision to sell its construction and land loans in Southern California, which was announced in the third quarter of 2008. The Banks sell a majority of their fixed rate residential loan originations and hold most variable rate loans to mitigate interest rate risk.

Loans. Total portfolio loans increased $218.8 million, or 4%, from the prior year to $5.5 billion, or 75% of total assets. The increase was primarily driven by organic growth of residential loans which increased $137.3 million, or 8%, and organic growth of home equity and other consumer loans which increased $87.2 million, or 28%.

The majority of the Company’s loan portfolio is managed by the Banks. Less than 1%, or $6.6 million, of the Company’s portfolio loans are managed by the Holding Company and a nonbanking affiliate partner. Loans managed by the Holding Company and the nonbanking affiliate partner are loans made to certain principals of DGHM, DTC, Anchor, BOS, and Sand Hill.

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

The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements. At December 31, 2008, approximately 75% of the Banks’ outstanding loans had interest rates that were either floating or adjustable in nature. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”

The Banks’ loans are affected by the economic and real estate environments in which they are located. Generally commercial, construction, and land loans are affected more than residential loans in a downturn. Of the Banks’ loans at December 31, 2008, approximately $3.2 billion were in commercial, construction, and land loans.

At December 31, 2008, the statutory lending limit to any single borrower ranged from $5.1 million to $40.9 million at the Banks, subject to certain exceptions provided under applicable law. At December 31, 2008, two of the Banks had outstanding lending relationships in excess of their legal lending limits. These relationships were existing commitments that were in compliance with the legal lending limit in effect at the time the loan commitment was originally made, but have since exceeded the Bank’s legal lending limit due to changing Bank capital levels. All new loan commitments are made within the legal lending limits currently in effect.

The Banks also have policies regarding the extension of loans to Directors and executive officers of the Company and its subsidiaries, and the aggregate principal amount of loans to all Directors and executive officers of the Company and its subsidiaries is limited by law to 100% of capital. At December 31, 2008, the aggregate principal amount of all loans by Banks to Directors and executive officers of the Company and its subsidiaries was $29.7 million, or 4% of capital. All of the loans were current as of December 31, 2008. All loans to Directors and executive officers were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

Geographic concentration. The Banks primarily serve customers in the geographic region in which they are based. The following table details the Banks’ outstanding loan balance concentrations at December 31, 2008 based on the location of the lender:

	Commercial		Construction and Land		Residential Loans		Home Equity and Other Loans
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$986,381	40%	$107,991	16%	$1,087,843	57%	$87,619	22%
Northern California	821,308	33%	225,536	32%	211,976	11%	78,159	20%
Southern California	220,636	9%	21,477	3%	29,204	2%	15,333	4%
South Florida	322,639	13%	265,075	38%	549,601	29%	209,466	53%
Pacific Northwest	129,727	5%	76,713	11%	23,858	1%	2,683	1%

Total	$2,480,691	100%	$696,792	100%	$1,902,482	100%	$393,260	100%

Loan Portfolio Composition and Maturity. The following table sets forth the Banks’ outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total gross loans. The table does not include loans from the Holding Company to certain principals of the Company’s subsidiaries or loans at nonbanking affiliate partners.

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial	$2,480,691	45%	$2,319,392	44%	$1,863,971	43%	$1,560,485	43%	$1,175,649	52%
Construction & land	696,792	13%	863,651	16%	632,263	15%	478,958	13%	181,418	8%
Residential mortgage	1,902,482	35%	1,765,217	34%	1,546,965	36%	1,338,607	37%	796,991	36%
Home equity & other consumer	393,260	7%	306,690	6%	264,356	6%	245,793	7%	94,381	4%

Subtotal Bank loans	5,473,225	100%	5,254,950	100%	4,307,555	100%	3,623,843	100%	2,248,439	100%
Less: allowance for loan losses	89,292		70,992		43,387		37,607		25,021

Net Bank loans	$5,383,933		$5,183,958		$4,264,168		$3,586,236		$2,223,418

The following table discloses the scheduled contractual maturities of loans in the Banks’ portfolios at December 31, 2008. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial, Construction and Land	Residential Mortgage	Home Equity/Other	Total
	(In thousands)
Amounts due:
One year or less	$1,036,470	$42,232	$76,265	$1,154,967
After one through five years	784,791	80,610	172,266	1,037,667
Beyond five years	1,356,222	1,779,640	144,729	3,280,591

Total	$3,177,483	$1,902,482	$393,260	$5,473,225

Interest rate terms on amounts due after one year:
Fixed	$600,191	$206,853	$52,335	$859,379
Adjustable	1,540,822	1,653,397	264,660	3,458,879

Total	$2,141,013	$1,860,250	$316,995	$4,318,258

Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due on sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the likelihood that the Banks will, consistent with industry practice, “rollover” a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Banks are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers’ inability to satisfy the contractual obligations of the loan. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”

Commercial, Construction and Land Loans. Commercial, construction and land loans include working capital loans, equipment financings, standby letters of credit, term loans, revolving lines of credit, commercial real estate, and construction and land loans.

At December 31, 2008, the Banks had outstanding commercial, construction and land loans totaling $3.2 billion, which represented 58% of the Banks’ total loans. Of the Banks’ commercial, construction and land loan portfolio, $1.0 billion, or 33%, is due within one year and $2.1 billion, or 67%, is due after one year. Loans are priced on a fixed rate or floating rate basis. Floating rate loans accounted for 72% of the Banks’ commercial, construction and land loan portfolio as of December 31, 2008. The average balance of the Banks’ outstanding commercial, construction and land loans was approximately $3.2 billion for 2008, with an average loan size of approximately $798 thousand at December 31, 2008.

Residential Mortgage Loans. At December 31, 2008, the Banks had outstanding residential mortgage loans of $1.9 billion representing 35% of the Banks’ total loan portfolio. While the Banks have no minimum size for their mortgage loans, they concentrate their origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family properties in excess of the amount eligible for purchase by the FNMA, which was $417 thousand at December 31, 2008 for the “General” limit and $730 thousand for the “High-Cost” limit. The average size of the Company’s outstanding residential mortgage loans was approximately $546 thousand at December 31, 2008.

Home Equity & Other Consumer Loans. Home equity and other consumer loans consist of balances outstanding on home equity loans, consumer loans, credit cards and loans arising from overdraft protection extended to individual and business customers. At December 31, 2008, the Banks had $393 million of such loans. The amount of home equity loans and other consumer loans typically depends on customer demand.

Allowance for Loan Losses. The following table is an analysis of the Banks’ allowances for loan losses for the periods indicated:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Average loans outstanding	$5,389,426	$4,757,886	$3,955,623	$2,699,130	$1,930,908

Allowance for loan losses, beginning of period	$70,992	$43,387	$37,607	$25,021	$17,761
Charged-off loans:
Commercial and construction	(193,004)	(608)	(837)	(122)	(51)
Home equity and other consumer	(330)	(137)	(61)	(128)	(14)
Residential	(151)	—	—	—	—

Total charged-off loans	(193,485)	(745)	(898)	(250)	(65)

Recoveries on loans previously charged off:
Commercial and construction	305	665	128	68	58
Home equity and other consumer	6	2	371	136	3

Total recoveries	311	667	499	204	61

Net loans charged off	(193,174)	(78)	(399)	(46)	(4)

Provision for loan losses	211,474	24,911	6,179	5,438	4,285
Addition due to acquisitions and other	—	2,772	—	7,194	2,979

Allowance for loan losses, end of period	$89,292	$70,992	$43,387	$37,607	$25,021

Net loans charged off to average loans	3.58%	0.00%	0.01%	0.00%	0.00%
Allowance for loan losses to ending gross loans	1.63%	1.35%	1.01%	1.04%	1.11%
Allowance for loan losses to non-performing loans	95.1%	134.9%	433.9%	476.0%	2200.6%

The allowance for loan losses is formulated based on the judgment and experience of the management at each Bank. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies” for details on the Company’s allowance for loan loss policy.

The following table represents the allocation of the Banks’ allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Category as a % of total loans	Amount	Category as a % of total loans	Amount	Category as a % of total loans	Amount	Category as a % of total loans	Amount	Category as a % of total loans
					(In thousands)
Loan category:
Commercial, construction and land	$64,147	58%	$50,135	60%	$31,019	58%	$25,193	56%	$17,767	61%
Residential mortgage	11,125	35%	8,798	34%	7,400	36%	5,831	37%	3,166	35%
Home equity and other consumer	3,457	7%	2,048	6%	1,989	6%	1,822	7%	1,470	4%
Unallocated	10,563		10,011		2,979		4,761		2,618

Total allowance for loan losses	$89,292	100%	$70,992	100%	$43,387	100%	$37,607	100%	$25,021	100%

This allocation of the allowance for loan losses reflects management’s judgment regarding the relative risks present in the various loan categories within the Banks’ loan portfolios. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. The unallocated portion of the allowance for loan losses increased $0.6 million, or 6%, from December 31, 2007 to December 31, 2008. Generally, the Company has an unallocated portion of the allowance for loan losses in the range of 10 to 20 basis points of total loans. When economic conditions are deteriorating, the Company will tend to be in the upper end of the range. Given the uncertainty in the real estate and construction markets and the high concentration of commercial and construction loans, the Company believes this increase is prudent. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Elements.” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses to the Consolidated Financial Statements” for further information.

Deposits. Total deposits increased $545.5 million, or 12% from prior year to $4.9 billion. The increase in deposits is primarily driven by the increase in brokered CDs. The Banks increased their use of brokered CDs to improve liquidity, make investments and fund loan growth. Brokered CDs are included with CDs under $100,000 in the average balance table below.

Deposits are the principal source of the Banks’ funds for use in lending, investments, and liquidity. At December 31, 2008, the Banks had a total of 33,051 checking accounts consisting of demand deposit and NOW accounts with an average account balance of approximately $41 thousand, 7,301 savings accounts with an average account balance of approximately $20 thousand, and 12,442 money market accounts with an average account balance of approximately $122 thousand. Certificates of deposits represented approximately 39% and 26% of total deposits at December 31, 2008 and 2007, respectively. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12: Deposits” for further information.

The following table sets forth the average balances and interest rates paid on the Banks’ deposits:

	Year ended December 31, 2008
	Average Balance	Average Rate
	(In thousands)
Noninterest-bearing deposits:
Checking accounts	$789,476	0.00%

Interest-bearing deposits:
Savings and NOW accounts	608,501	1.58%
Money market accounts	1,551,978	2.68%
Certificates of deposit under $100,000*	601,248	3.88%
Certificates of deposit of $100,000 or greater	864,999	3.69%

Total	$4,416,202	2.94%

*	Includes brokered CDs

Time certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2008	2007
	(In thousands)
Less than 3 months remaining	$462,582	$528,374
3 to 6 months remaining	275,653	217,735
6 to 12 months remaining	148,837	132,950
More than 12 months remaining	20,594	66,909

Total	$907,666	$945,968

Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), Federal Funds purchased, FHLB borrowings, junior subordinated debentures and other long-term debt) decreased $112.5 million, or 7%, to $1.5 billion, or 21% of total assets.

Junior subordinated debentures and other long-term debt decreased $235.1 million, or 45%, from the prior year to $290.6 million, or 4.0% of total assets. The Company repurchased $235.1 million of its Contingent Convertible Senior Notes during 2008. As a result of the repurchases, the Company replaced the debt with lower cost funding. In conjunction with the repurchase of the Notes, the Company realized a pre-tax gain on retirement of debt of $22.5 million for the year ended December 31, 2008.

FHLB borrowings including unamortized discount or premiums increased $99.0 million, or 12%, from the prior year to $936.0 million, or 13% of total assets. The increase in FHLB borrowings at the Banks are impacted by many factors including loans outstanding, the level of cash and investments, deposits, and other borrowings. The Banks may employ a leverage strategy whereby they pledge existing loans to the FHLB to increase collateral available to fund future loan demand in excess of deposit growth.

The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. As members of a FHLB, the Banks have access to both short and long-term borrowings. As of December 31, 2008, the Banks had $935.7 million of outstanding FHLB borrowings with a weighted average interest rate of 3.69%, compared to $836.5 million of FHLB borrowings, including federal funds, outstanding with a weighted average interest rate of 4.56% at December 31, 2007. In addition, the Banks had FHLB borrowings available of $780.6 million. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 13: Federal Home Loan Bank Borrowings” for further information.

The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. In 2008, repurchase agreements increased $29.5 million, or 11%. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company’s Consolidated Financial Statements. At December 31,

2008, the total amount of outstanding repurchase agreements was $293.8 million with a weighted average interest rate of 1.15%, compared to $264.3 million with a weighted average interest rate of 2.80% at December 31, 2007. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 14: Short-term Borrowings” for further information.

From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks have federal fund lines of credit totaling $169.0 million with correspondent institutions to provide them with immediate access to overnight borrowings. At December 31, 2008, the Banks had no outstanding borrowings under these federal funds lines. The Banks have also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2008, the Banks had $662.5 million of brokered deposits (net of premiums paid) outstanding under these agreements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

B. Capital Resources

The Company’s total stockholders’ equity at December 31, 2008 was $689.0 million, compared to $662.5 million at December 31, 2007, an increase of $26.5 million. The increase in stockholders’ equity was the result of the proceeds received for the Company’s third quarter capital raise, the fourth quarter TARP funding, stock compensation, stock issued for deferred acquisition payments and stock issued in connection with the Company’s employee stock purchase plan, and the change in accumulated other comprehensive income. The increases were offset by the current year net loss, and dividends paid to the Company’s preferred and common stockholders. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 18: Equity” for further detail on the Company’s third quarter capital raise and fourth quarter TARP funding.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. At December 31, 2008, the Company’s Tier I leverage capital ratio stood at 10.52%, compared to 7.28% at December 31, 2007. The Company is also subject to a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, the Company had a Tier I risk-based capital ratio of 14.19% compared to 9.42% at December 31, 2007. The Company had a Total risk-based capital ratio of 15.47% at December 31, 2008, compared to 10.84% at December 31, 2007. To be categorized as “well capitalized,” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10%, 6%, and 5%, respectively. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.”

As of December 31, 2008, the Company and the Banks have capital ratios above the minimum standards to be considered “well capitalized”. Due to the supervisory agreement between the FDIC, the CFDI and FPB, the Company and FPB cannot be classified more favorably than “adequately capitalized”. As of December 31, 2008, except for FPB, all of the Banks met the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as “well capitalized”.

The Company contributed $125.3 million of capital to FPB in 2008. These capital contributions were needed for FPB to meet applicable regulatory capital requirements. In addition, the Company made capital contributions of $6.4 million to Borel and $3.0 million to Charter in 2008. The capital contributions to Borel were made to support significant loan growth during the year . The capital contribution to Charter was made to meet applicable regulatory capital requirements. See Part I, Item 1, “Business—Regulatory Considerations—Certain Restrictions on Activities and Operations of BPFH—Capital Requirements.”

C. Asset Quality

The Company’s non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. The following table sets forth information regarding non-accrual loans (including loans held for sale), OREO, repossessed assets, loans past due 90 days or more but still accruing, and delinquent loans 30-89 days past due as to interest or principal held by the Company at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans accounted for on a non-accrual basis	$93,932	$52,623	$9,999	$7,900	$1,137
OREO	14,699	711	—	—	377
Repossessed assets	—	475	550	—	—

Total non-performing assets	$108,631	$53,809	$10,549	$7,900	$1,514

Loans past due 90 days or more, but still accruing	$—	$—	$24	$132	$—
Delinquent loans 30-89 days past due	$23,727	$22,363	$13,424	$7,907	$3,965
Non-accrual loans as a % of total loans	1.71%	1.00%	0.23%	0.22%	0.05%
Non-performing assets as a % of total assets	1.49%	0.79%	0.18%	0.15%	0.05%
Delinquent loans 30-89 days past due as a % of total loans	0.43%	0.43%	0.31%	0.22%	0.18%

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $12.0 million in 2008, $4.9 million in 2007, and $0.9 million in 2006, compared with amounts that were actually recorded of $6.5 million, $2.1 million, and $0.3 million, respectively.

D. Risk Management in the Loan Portfolio

The Company encounters risk as part of the normal course of its business, and it has designed risk management processes to help manage these risks. The Company views credit, liquidity and market risk as its primary areas of risk. What follows is a discussion of what the Company views as its primary areas of risk surrounding credit and liquidity. Discussion of market risk may be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Credit Risk

Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers and purchasing securities. Approved risk tolerances, in addition to credit policies and procedures, set portfolio objectives for the level of credit risk. BPFH and the Banks have established guidelines for problem loans, acceptable levels of total borrower exposure, and other credit measures, which are discussed in more detail below.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower.

Non-Performing Assets. Total non-performing assets, excluding non-accrual loans held for sale of $27.2 million, increased from $53.8 million, or 0.79% of total assets at December 31, 2007, to $81.4 million, or 1.12% of total assets at December 31, 2008, an increase of $27.6 million, or 51%. The increase in non-performing assets was primarily due to additional non-accrual loans and OREO in the Pacific Northwest, and South Florida regions. The non-accrual loans in South Florida are primarily residential and commercial real estate and commercial construction. The non-accrual loans in the Pacific Northwest are primarily construction and land development and commercial and industrial loans. Reductions in market values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline.

The Company had $94.8 million of impaired loans at December 31, 2008, including the non-strategic loans held for sale in Southern California of $27.2 million. $46.5 million of impaired loans had specific reserves of $14.2 million. $48.3 million of impaired loans did not have any specific reserves. For loans classified as impaired, the Company recognized $0.3 million of interest income in 2008 while the loans were considered impaired. The average investment in impaired loans in 2008 was $163.3 million. The amount of impaired loans at December 31, 2007 was $50.0 million, of which $35.7 million had specific reserves of $7.8 million and $14.3 million had no specific reserves. There was an immaterial amount of impaired loans in 2006.

The Banks continue to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data—Note 7: Loans Receivable and Note 8: Allowance for Credit Losses” for further information on non-performing assets.

As a result of the identified material weaknesses at FPB, the Company strengthened its policies and procedures relating to the allowance for loan and lease loss methodology, appraisals and interest rate reserves at FPB. In addition, FPB has made several key changes to executive officers, including the Chief Executive Officer and the Chief Credit Officer. These individuals have specific responsibility for ensuring that FPB’s policies and procedures are implemented effectively. Further, FPB’s credit policy has been revised to provide that the bank, on a going-forward basis, can no longer make loans to officers and directors, and the risk rating definitions have been revised. The credit policy now defines undesirable loan categories, and a new OREO policy has been adopted. Under the new OREO policy, the fair value of OREO is defined as the cash price that might reasonably be anticipated in a current sale (within 12 months), less estimated selling costs, or, in the event that a current sale is unlikely, all cash flows generated by the property on a discounted basis. All OREO valuations are reviewed and approved by FPB’s Chief Credit Officer and reported to the FBP board of directors, and any charges resulting from the differences in fair value and carrying value must be approved by FPB’s Chief Financial Officer.

Delinquencies. At December 31, 2008, $23.7 million, or 0.43% of total loans, were 30-89 days past due, an increase of $1.4 million, or 6%, from $22.4 million, or 0.43% of total loans, at December 31, 2007. There were no loans 90 days past due and still accruing as of December 31, 2008 or December 31, 2007. The increase in loan delinquencies is primarily due to the continued growth in the Banks’ loan portfolios as well as general economic conditions where the Banks are located. The Company believes most of these loans are adequately secured and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to non-accrual status and corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

Potential Problem Loans. The Banks’ management adversely classifies certain loans using an internal rating system based on criteria established by federal bank regulatory authorities. These loans evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. At December 31, 2008, the Company had classified $148.0 million of loans as substandard, doubtful, or loss based on the rating system adopted by the Company, compared to $120.1 million at December 31, 2007. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in certain areas where the Banks conduct business.

Allowance for Loan Losses. The allowance for loan losses is established through provisions charged to operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors, including loss and recovery trends, trends in loan deliquencies, trends in nonaccrual loans, the nature and volume of the loan portfolio, lending policies and procedures, loan review procedures, and concentrations of credit. While management evaluates currently available information in establishing the allowance for loan losses, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates could include, but are not limited to, changes in our market area, concentration of risk and decreases in local property values. While management’s allowance for loan losses as of December 31, 2008 is considered adequate, under adversely different conditions or assumptions the Company would need to increase the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The full allowance for loan losses policy may be found in Part II, Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Each Bank makes an independent determination of the applicable loan loss rate based on the relevant local market conditions, credit quality, and portfolio mix, and must document the factors used to support such determination. All of the Banks review the loss factors on a quarterly basis in order to determine whether there have been any changes that would result in a change to the current loss rate. In accordance with bank regulatory requirements and guidance from their respective regulators, the Banks have changed their methodology related to the unallocated portion of the allowance for loan loss to provide more emphasis on the overall economic conditions within their local market.

In 2008, the Company has strengthened internal controls at FPB to provide timely receipt and analysis of current appraisals of loan collateral. The Company’s loan loss methodology provides that management will take into account updated appraisals of the collateral especially for loans which can be more volatile such as construction and land loans. In addition, all appraisals for loans in excess of $1 million are reviewed by an independent appraiser. Upon analysis of current appraisals, any identified impairment is immediately charged to the allowance for loan losses. When loans are subject to renewal, an update on the financial condition of the borrower and a new appraisal is generally required. Deterioration in the financial condition of the borrower and any impairment as described above may result in a change to the allowance for loan loss as a result of a downgrade in the loan. During periods of rapid market deterioration, real estate broker opinions of value may be substituted for appraisals, which may take four to six weeks to process, in order to provide timely property valuations. All impairment charges, additions to the allowance for loan losses, appraisal reviews, and broker opinions of value and loan renewals must be reviewed and approved by the appropriate authority in FPB’s Credit Administration department, and in some cases, depending on the dollar size of the transaction, by the Director’s Loan Committee. The allowance for loan losses is reviewed quarterly by Credit Administration for adequacy, and approved by the Director’s Loan Committee and subsequently by the Board of Directors at FPB. All other transactions, such as impairment charges and loan renewals, are reviewed and approved on an “as needed” basis by Credit Administration and the Director’s Loan Committee. All of the processes and procedures described above conform to detailed regulations prescribed by the Company’s regulators, the FDIC and the California Department of Financial Institutions, both of which examine FPB on an annual basis and review the practices described above.

In addition at FPB, all loans with an interest reserve now require the approval of the loan officer and the Chief Credit Officer at the time of origination and at renewal or extension. In connection with the Company’s determination of the allowance for loan losses, loans that are dependent upon interest reserves for payments are reviewed for weakness based upon updated appraisals, borrower financial information or broker reports, even though loan payments are current at that time. In the event that circumstances occur resulting in the discontinuance of applying payments from interest reserves, this could result in a past due status with a concurrent need to increase the amount of allowance for loan losses, particularly when combined with other factors learned from these periodic reviews, and may also necessitate a downgrade in those loans.

Finally, BPFH’s Chief Credit Officer now undertakes quarterly reviews of the loan portfolio with FPB’s Chief Credit Officer, focusing on all criticized assets to ensure that risk ratings are accurate, and that action plans have been developed. BPFH’s Chief Credit Officer also conducts periodic reviews of a sampling of all credit files to determine the appropriateness of the appraisals and risk ratings. In addition to FPB, BPFH’s Chief Credit Officer performs quarterly reviews of all of the Banks’ loan portfolios with the respective Bank’s Chief Credit Officer.

E. Liquidity

Liquidity is defined as the Company’s ability to generate cash adequate to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity. At December 31, 2008, consolidated cash and cash equivalents and securities available-for-sale, less securities pledged, amounted to $734.6 million, or 10% of total assets of the Company as compared to $574.7 million, or 8% of total assets at December 31, 2007. In addition, the Company has access to available borrowings through the FHLB totaling $780.6 million as of December 31, 2008. Combined, this liquidity totals $1.5 billion, or 21% of total assets and 31% of total deposits as of December 31, 2008.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuers Purchase of Equity securities.”

In January of 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank as administrative agent to provide a committed line of credit. The Credit Agreement provided for a line of credit (the “Line”) to be made available to the Company in an amount up to $75 million with a group of unaffiliated banks. The Company terminated the Line in the third quarter of 2008. The Company does not intend to negotiate a new line in the foreseeable future. The Company is currently evaluating other alternatives for additional liquidity. The Company does not believe the termination of the Line had a material impact on liquidity.

At December 31, 2008, Holding Company cash and cash equivalents amounted to $202.3 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

Bank Liquidity. The Banks are each a member of their regional FHLB, and as such, have access to short and long-term borrowings from those institutions. At December 31, 2008, the Banks had available credit of $780.6 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available-for-sale, net of securities pledged) of the Banks totaled $1.5 billion, which equals 21% of the Banks’ total assets and 29% of the Banks’ total deposits. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition, to the above liquidity, the Banks have access to the FRB’s Discount Window facility which can provide short-term liquidity as “lender of last resort,” broker certificates of deposit, and federal funds lines.

If the Banks were no longer able to utilize the FHLB’s for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s Discount Window. In addition, the Banks could increase their usage of broker certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

The proceeds from the CPP helped facilitate additional lending and investment in mortgage backed securities at our Banks. The proceeds from the Series C Preferred shares and the TARP warrants were received in late November 2008 and deposited in our Banks. Although it is not possible to trace the exact use of the funds, the Banks did increase their total loans and mortgage backed securities in December 2008 by $46.0 million and $71.6 million, respectively.

Holding Company Liquidity. At December 31, 2008, the estimated cash payments accrued under deferred purchase obligations to be paid in 2009 was approximately $0.8 million. The timing of these payments varies depending on the specific terms of each business acquisition agreement. Variability exists in these estimated cash flows because certain payments may be based on amounts yet to be determined, such as earn-out agreements that may be based on adjusted earnings, revenues or selected AUM.

Additionally, the Company and several of the Company’s majority-owned affiliate partners have put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining minority ownership interests in these companies at the then fair market value.

Generally, these put and call options refer to shareholder rights of both the Company and the management owners of our majority-owned affiliate companies. The affiliate company equity interests generally take the form of LLC units, profits interests, or common stock. In most circumstances, the put and call options generally relate to the Company’s right and, in some cases, obligation to purchase and the management owners’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are to be exercised at the then fair value. In certain circumstances, the puts and calls would not be exercised at fair value, such as, termination for cause or resignation without adequate notice. The terms of these rights vary and are governed by the respective individual operating and legal documents that were negotiated at the time of acquisition. Overall, there are various events that could trigger execution of the puts and calls which are structured to be paid out at the current fair value. There are certain circumstances however, when the fair value is not used, such as termination of an individual for cause.

The following is a summary, by individual affiliate, of the terms of the put and call options:

The Company acquired an 81% interest in KLS on December 31, 2004. The transaction purchase price was approximately $30.0 million, with approximately 90% paid in cash and the remainder paid in the Company’s common stock.

KLS has an option to put and the Company has an option to call, at a negotiated formula that is intended to reflect a fair market value at the time of the transaction, the remaining 19% interest in KLS beginning in the first quarter of 2010. If the put or call is not exercised in the first quarter of 2010, the agreement specifies that the put or call can be exercised in each successive even numbered year.

KLS minority shareholders can also exercise a put option to sell all remaining equity interests to the Company upon the occurrence of both of the following events:

•	Either the Company removes the KLS CEO from office or there is a change of control of the Company due to a foreclosure of a financing, and:

•	The Company does not offer the KLS CEO position to certain designated KLS employees under certain circumstances.

Should the Company exercise its call rights, then the above provision is not applicable.

The put or call must be settled in cash and is based on a fair value multiple of earnings growth. If the put or call had been exercised as of December 31, 2008, the estimated cash payment by the Company to KLS minority shareholders would have been approximately $27.6 million.

The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM.

The agreement provides a mechanism for the orderly transfer of equity interests between the Company and the DGHM minority shareholders. Certain events, such as a change in control, death, disability, retirement, resignation or termination may result in repurchase of the LLC units by the Company at the then fair value. DGHM minority shareholders’ units vest after five years. Beginning six months after vesting, a minority shareholder may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the minority shareholders. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding minority shareholders’ units can be put in any one year. Minority shareholders must retain 50% of their total outstanding units until such time as they leave the firm. The LLC agreements provide a formulaic mechanism to determine fair value. Both parties hold the right for a valuation analysis to be performed by a third party. The estimated fair value to repurchase the remaining 20% of DGHM’s equity is approximately $1.0 million as of December 31, 2008.

The Company, through its acquisition of Anchor, acquired an 80% interest in each of Anchor Capital Advisors LLC and Anchor/ Russell Capital Advisors LLC on June 1, 2006. Anchor Capital Advisors and Anchor Russell management and employees, respectively, own the remaining 20% interest of each firm. The purchase agreement provides a mechanism for the orderly transfer of profits interests between the Company and the Anchor Capital and Anchor Russell minority shareholders. Certain events, such as death, disability, retirement, resignation or termination may result in repurchase of the LLC units by the Company at the then fair value. The profits interests have a five-year vesting period. Beginning six months after vesting, a minority shareholder may put up to 10% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the minority shareholders. Minority shareholders must retain 50% of their total outstanding units until such time as they leave the firm. The LLC agreements provide a formulaic mechanism to determine fair value. Both parties hold the right for a valuation analysis performed by a third party. The estimated fair value to repurchase the remaining 20% of Anchor and Anchor Russell’s profits interests is approximately $17.2 million as of December 31, 2008.

On November 1, 2007, the Company sold 24% of its ownership in Sand Hill to the management and employees of Sand Hill. The agreement provides for, upon the occurrence of certain events, various puts, calls, restrictions, and limitations on the transfer of LLC points. Beginning six months after vesting, the minority shareholder may transfer or sell their LLC points. The six-month holding period ensures the risks and rewards of ownership are transferred to the minority shareholders. In the case of a non-manager’s death, permanent incapacity, retirement, resignation or termination, Sand Hill has the first call rights at the then fair value. Should Sand Hill elect not to call the LLC points, then the Company is obligated to purchase the points. The points are partially vested after three years and fully vested at five years after their original purchase date.

The LLC agreement provides a formulaic mechanism to determine fair value; however, generally each party has appraisal rights. Exceptions to receiving fair market value may occur for the resignation of a non-manager member for LLC points held less than three years. Both parties hold the right for a valuation analysis performed by a third party. The estimated fair value to repurchase the remaining 24% of the LLC points held by non-manager members is approximately $2.4 million as of December 31, 2008.

The Company has acquired approximately 70% of BOS through a series of purchases dating back to February 5, 2004. The BOS operating agreement provides for, upon the occurrence of certain events, various puts, calls, restrictions, and limitations on the transfer of LLC units, including certain purchase rights of units at the then fair value.

The BOS operating agreement provides a formulaic mechanism to determine fair value; however, generally each party has appraisal rights. The estimated fair value to repurchase the contractually obligated number of LLC units held by members is approximately $4.8 million as of December 31, 2008.

The Company acquired a 70.1% interest in DTC on February 1, 2008. DTC management and employees own the remaining 30% interest in each firm. The purchase agreement provides a mechanism for the orderly transfer of shares between the Company and DTC minority shareholders. Certain events, such as death, incapacity, retirement, bankruptcy, resignation or termination may result in repurchase of shares by the Company at the then fair value. The purchase agreements provide a formulaic mechanism to determine fair value. The estimated fair value to repurchase the remaining 30% of DTC’s profits interests is approximately $0.4 million as of December 31, 2008.

At December 31, 2008, the total estimated redemption value for the above affiliates related to outstanding put options was approximately $53.4 million.

The Company is required to pay interest quarterly on its junior subordinated debentures and semi-annually on its long-term debt. The estimated cash outlay for the interest payments in 2009 on the junior subordinated debentures is approximately $12.7 million based on the debt outstanding at December 31, 2008 and estimated interest rates. At December 31, 2008, the Company had $52.4 million outstanding in long-term debt. Based on this balance, the interest payments due in 2009 would be $1.6 million. Due to repurchases of this debt by the Company in early 2009, the actual interest payments will be lower.

The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in 2009 for dividends to common shareholders will be approximately $2.6 million. Based on the Company’s preferred stock outstanding and the dividend rate, the Company expects to pay $6.9 million in cash dividends on preferred stock in 2009.

While the Company believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have been experiencing volatility and disruption for more than 12 months, recently reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity securities.”

Consolidated cash flow comparison for the years ended December 31, 2008 and 2007

Net cash provided by operating activities totaled $63.6 million and $90.8 million for the years ended December 31, 2008 and 2007, respectively. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. Cash provided by operating activities decreased $27.2 million from 2007 to 2008 due primarily to lower loan proceeds, offset by increased earnings excluding the non-cash impairment charges and additional provision for loan losses.

Net cash used in investing activities totaled $633.9 million and $819.2 million for the years ended December 31, 2008 and 2007, respectively. Investing activities of the Company include loan activities, investment activities and capital expenditures. The $185.3 million decrease in cash used in investing activities was primarily due to a decrease in the Banks’ loan activity, partially offset by increases in purchases for the Banks’ investment portfolio, net of sales maturities and calls, as compared to 2007.

Net cash provided by financing activities totaled $778.2 million and $675.4 million for the years ended December 31, 2008 and 2007, respectively. The $102.7 million increase in cash provided by financing activities was due to a significant growth in deposits and the issuance of the preferred stock, common stock and warrants to purchase common stock. These inflows were partially offset by the debt buyback, decreases in short-term FHLB borrowings and slower growth in securities sold under agreements to repurchase.

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

Contractual obligations:

The schedules below present a detail of the maturities of the Company’s contractual obligations and commitments as of December 31, 2008. See Part II, Item 8, “Financial Statements and Supplementary Data—Notes 13 through 15” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Contractual Obligations:
Federal Home Loan Bank borrowings	$936,037	$210,202	$429,255	$164,692	$131,888
Securities sold under agreements to repurchase	293,841	220,841	20,000	53,000	—
Junior subordinated debentures and other long-term debt	290,585	—	—	—	290,585
Operating lease obligations	113,781	17,089	34,956	28,982	32,754
Deferred acquisition obligations (cash portion)	841	841	—	—	—
Bonus and commissions	3,517	2,072	1,445	—	—
Data processing contracts	8,006	3,994	3,792	220	—
Other long-term obligations	12,172	11,290	640	242	—

Total contractual obligations at December 31, 2008	$1,658,780	$466,329	$490,088	$247,136	$455,227

The amounts below related to commitments to originate loans, unused lines of credit, and letters of credit are at the discretion of the customer and may never actually be drawn upon. The contractual amount of the Company’s financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,123,553	$723,015	$173,722	$11,412	$215,404
Letters of credit	38,597	34,917	2,420	699	561
Forward commitments to sell loans	39,739	39,739	—	—	—

Total commitments at December 31, 2008	$1,201,889	$797,671	$176,142	$12,111	$215,965

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

	2008 vs. 2007			2007 vs. 2006
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments	$(7,744)	$7,340	$(404)	$3,749	$3,009	$6,758
Loans:
Commercial and construction	(38,877)	28,212	(10,665)	3,823	44,777	48,600
Residential mortgage	5,281	10,318	15,599	1,424	11,617	13,041
Home equity and other consumer loans	(5,928)	4,434	(1,494)	(512)	1,776	1,264

Total interest (loss)/income	(47,268)	50,304	3,036	8,484	61,179	69,663

Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(3,263)	$874	$(2,389)	$3,328	$1,913	$5,241
Money market	(11,509)	(9,553)	(21,062)	10,947	2,773	13,720
Certificates of deposit	(11,877)	18,628	6,751	5,837	11,085	16,922
Borrowed funds	(14,237)	19,887	5,650	666	18,706	19,372

Total interest expense	(40,886)	29,836	(11,050)	20,778	34,477	55,255

Net interest (loss)/income	$(6,382)	$20,468	$14,086	$(12,294)	$26,702	$14,408

B. Net Interest Income and Margin

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company’s net interest margin for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate	Average Balance	Interest Earned/ Paid	Avg. Rate
					(In thousands)
ASSETS
Earning assets:
Cash and investments(1)	$963,152	$37,795	3.92%	$774,907	$38,319	4.94%	$701,653	$30,824	4.39%
Loans:(2)
Commercial and construction(1)	3,193,245	210,884	6.55%	2,801,717	221,117	7.89%	2,226,396	172,002	7.70%
Residential mortgage	1,844,787	110,896	6.01%	1,670,145	95,296	5.71%	1,466,182	82,255	5.61%
Home equity and other consumer	351,394	20,483	5.75%	286,024	21,978	7.68%	263,045	20,714	7.75%

Total earning assets	6,352,578	380,058	5.95%	5,532,793	376,710	6.81%	4,657,276	305,795	6.55%

Less: Allowance for loan losses	82,518			50,333			40,101
Cash and due from banks	66,120			74,503			60,681
Other assets	622,243			702,687			633,886

Total assets	$6,958,423			$6,259,650			$5,311,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$608,501	9,606	1.58%	$564,758	11,995	2.12%	$453,587	6,754	1.49%
Money market	1,551,978	41,660	2.68%	1,864,603	62,722	3.36%	1,768,655	49,002	2.77%
Certificates of deposit	1,466,247	55,179	3.76%	1,011,244	48,428	4.79%	767,736	31,506	4.10%
Borrowed funds	1,758,553	64,279	3.64%	1,261,808	58,629	4.65%	858,976	39,257	4.54%

Total interest-bearing liabilities	5,385,279	170,724	3.16%	4,702,413	181,774	3.87%	3,848,954	126,519	3.28%

Noninterest bearing demand deposits	789,476			748,538			735,224
Payables and other liabilities	107,786			141,414			141,098

Total liabilities	6,282,541			5,592,365			4,725,276

Stockholders’ equity	675,882			667,285			586,466

Total liabilities and stockholders’ equity	$6,958,423			$6,259,650			$5,311,742

Net interest income		$209,334			$194,936			$179,276
Interest rate spread			2.79%			2.94%			3.27%
Net interest margin			3.27%			3.52%			3.84%

(1)	Interest income on non-taxable investments and certain loans is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% for each year presented. These adjustments were $7.3 million, $7.0 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Loans held for sale and non-accrual loans are included in average loan balances.

C. Condensed Consolidated Statement of Operations and Discussion

	Year ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ Change	%	$ Change	%
	(In thousands, except share data)
Net interest income	$202,007	$187,921	$173,513	$14,086	7%	$14,408	8%
Fees and other income:
Investment management and trust fees	154,792	165,103	132,870	(10,311)	-6%	32,233	24%
Wealth advisory fees	49,456	36,232	26,958	13,224	36%	9,274	34%
Other income	25,254	14,392	11,513	10,862	75%	2,879	25%

Total fees and other income	229,502	215,727	171,341	13,775	6%	44,386	26%

Total revenues	431,509	403,648	344,854	27,861	7%	58,794	17%

Provision for loan losses	211,474	24,911	6,179	186,563	nm	18,732	nm
Expenses:
Operating and minority interest	325,093	299,435	254,148	25,658	9%	45,287	18%
Impairment of goodwill and intangibles	286,763	60,880	—	225,883	nm	60,880	nm
Westfield re-equitization awards	66,000	—	—	66,000	nm	—	nm

Total expenses	677,856	360,315	254,148	317,541	88%	106,167	42%

(Loss)/ income before income taxes	(457,821)	18,422	84,527	(476,243)	nm	(66,105)	-78%

Income tax (benefit)/ expense	(69,069)	14,252	30,154	(83,321)	nm	(15,902)	-53%

Net (loss)/ income	$(388,752)	$4,170	$54,373	$(392,922)	nm	$(50,203)	-92%

Diluted (loss)/earnings per share	$(8.87)	$0.11	$1.43	$(8.98)	nm	$(1.32)	-92%

nm - not meaningful

Comparison of Years Ended December 31, 2008 and 2007

Net Income. The Company reported a net loss of $388.8 million, or ($8.87) per share, for 2008 compared to net income of $4.2 million or $0.11 per share, in 2007. The 2008 net loss was attributed to the non-cash impairment charges of $258.1 million, net of tax and minority interest, decreasing earnings per share by approximately $5.43; provisions for loan losses of $133.2 million, net of tax, decreasing earnings per share by approximately $2.80; and the non-cash, non-deductible Westfield re-equitization awards of $66.0 million, decreasing earnings per share by approximately $1.39. These charges were slightly offset by the gains recognized, net of tax, of $14.2 million, or $0.30 per share, from the repurchase of the Company’s Notes. To determine net of tax amounts, an assumed effective tax rate of 37% is used, except for the non-deductible impairment at the Private Banking affiliates and portions of the impairment at DGHM.

Net Interest Income. Net interest income increased $14.1 million, or 8%, from $187.9 million in 2007 to $202.0 million in 2008. The growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased deposits and additional borrowings. The increase in net interest income is the net result of $20.5 million in increased business volumes (change in average balance multiplied by the prior year average rate) net of $6.4 million from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin, on a fully-taxable equivalent (“FTE”) basis, decreased 25 basis points to 3.27% in 2008 from 3.52% in 2007. The decrease in the Company’s net interest margin is primarily attributable to the increase in non-performing assets in 2008 as well as the compression due to the decline in short-term interest rates.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 1%, from $369.7 million in 2007 to $372.7 million in 2008. The increase is the result of increases in interest income on loans, primarily residential loans, and increases in interest income on investments (taxable investment securities, non-taxable investment securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial and construction loans decreased $10.7 million, or 5%, from $218.4 million in 2007 to $207.8 million in 2008 as a result of a 134 basis point, or 17%, decrease in the average yield slightly offset by a 14% increase in average balances. The increase in the average balances of commercial loans was due to the organic growth of loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decrease in yield was primarily due to the decline in the Prime rate in the fourth quarter of 2007 and early 2008 as the majority of the Company’s commercial loans are based on the Prime rate. The Company’s variable rate commercial loans that are not indexed to Prime are typically based on the London Interbank Offered Rate (“LIBOR”). The LIBOR rate has fluctuated up and down over the past year which has impacted the yields positively and negatively depending on the fluctuation. The additional non-accrual loans in 2008 also had a negative impact on yields.

Interest income from residential mortgage loans increased $15.6 million, or 16%, from $95.3 million in 2007 to $110.9 million in 2008 as a result of an 11% increase in average balances and a 30 basis point, or 5%, increase in the average yield. The increase in the average balances of residential mortgage loans was due to the organic growth of loan portfolios at the Banks. The increase in the average yield was primarily due to the adjustable rate mortgage (“ARM”) loans repricing or modifying at higher rates in the earlier half of 2008 or late in 2007 and new originations at higher yields.

Interest income from consumer and other loans decreased $1.5 million, or 7%, from $22.0 million in 2007 to $20.5 million in 2008 as a result of a 193 basis point, or 25%, decrease in the average yield slightly offset by a 23% increase in average balances. The increase in the average balances of consumer and other loans was due to the organic growth of loan portfolios at the Banks and the acquisition of Charter in the third quarter of 2007. The decrease in the yields was primarily due to a majority of home equity loan rates being tied to the Prime rate which decreased 400 basis points from December 31, 2007 to December 31, 2008.

Investment income decreased $0.4 million, or 1%, from $34.0 million in 2007 to $33.6 million in 2008 as a result of a 102 basis point, or 21%, decrease in the average yield slightly offset by a 24% increase in average balances. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolio as well and the acquisition in the third quarter of 2007. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management considerations.

Interest Expense. Interest paid on deposits and borrowings decreased $11.1 million, or 6%, from $181.8 million in 2007 to $170.7 million in 2008. The decrease was attributable to the decrease in the average rate paid on deposits and borrowings partially offset by the increases in the average balances outstanding of deposits and borrowings.

Interest paid on deposits decreased $16.7 million, or 14%, from $123.1 million in 2007 to $106.4 million in 2008 as a result of a 64 basis point, or 18%, decrease in the average rate paid, partially offset by a 5% increase in the average balance. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates since the fourth quarter of 2007. The increase in the average balances of deposits was primarily related to the increased brokered deposits at the Banks, which generally have higher rates than retail deposits. The Banks experienced a decline in core deposits, checking and money market accounts, as a result of increased concern from depositors over the stability of the banking environment in 2008. The TLGP instituted in the fourth quarter of 2008 helped to stabilize the deposit environment. The TLGP insures all demand deposit checking accounts and certain NOW accounts.

Interest paid on borrowings increased $5.7 million, or 10%, from $58.6 million in 2007 to $64.3 million in 2008 as a result of a $496.7 million, or 39%, increase in the average balance, partially offset by a 101 basis point, or 22%, decrease in the average rate paid. The increase in the average balances of borrowings was due to the additional FHLB borrowings used to fund a portion of the loan portfolio growth, borrowings used to fund the Charter acquisition in the third quarter of 2007, and borrowings to repurchase a portion of the Company’s outstanding common stock in 2007.

Provision for Loan Losses. The provision for loan losses increased $186.6 million, from $24.9 million in 2007 to $211.5 million in 2008. 83%, or $154.8 million, of the increase is related to the increased provision for loan losses related to FPB. The increase in provision at FPB is related to management’s decision to sell their non-strategic construction and land loan portfolio and further deterioration in the underlying collateral of the loan portfolio. As a result of a further decline in the underlying collateral of the loans in that portfolio and the requirement to record the loans at fair value upon transfer to the loans held for sale category, the Company incurred charge-offs of $160.6 million. The charge-offs recorded required an additional increase to the provision for loan losses. The provision also increased at the Company’s South Florida and Pacific Northwest banking affiliates. These increases were primarily due to the slowing real estate markets in the South Florida and Pacific Northwest regions. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries, were $193.2 million in 2008, compared to charge-offs, net of recoveries, of $0.1 million in 2007.

Fees and Other Income. Total fees and other income increased $13.8 million, or 6%, from $215.7 million in 2007 to $229.5 million in 2008. The increase is primarily due to the gains recorded from the repurchase of Notes, increases in wealth advisory fees, and gains on the sale of investments, offset by decreased investment management and trust fees.

Investment management and trust fees decreased $10.3 million, or 6%, from $165.1 million in 2007 to $154.8 million in 2008. The decrease is primarily attributed to the $8.1 billion, or 29%, decrease in AUM from December 31, 2007 and decreased performance fees. AUM as of December 31, 2008 for the Banks and Investment Managers were $19.7 billion. The $8.1 billion decrease in AUM is attributed to market depreciation of $9.0 billion, offset by net inflows of $860 million. Investment management and trust fees from our Banks and Investment Managers are typically calculated based on a percentage of AUM. The individual billing practices of the Company’s firms may impact the level of investment management fees earned in rising or falling markets. Two out of the four Investment Managers bill quarterly in advance, while the remainder of the Investment Mangers and the Banks bill quarterly in arrears. Investment management fees billed in advance will not reflect subsequent changes in the market value of AUM for that period, while fees billed in arrears will reflect changes in the market value of AUM for that period.

Wealth advisory fees increased $13.2 million, or 36%, from $36.2 million in 2007 to $49.5 million in 2008. 92%, or $12.1 million, was due to the acquisition and consolidation of DTC and BOS, respectively. Other contributors to the increase include increases in the number of client relationships and an increased fee structure. Assets under advisory managed by the Wealth Advisors decreased $811 million, or 9%, from December 31, 2007. AUM as of December 31, 2008 for the Wealth Advisors were $8.2 billion. The $811 million decrease is attributed to market depreciation of $1.9 billion, offset with net inflows of $0.2 million and the $0.9 billion in the assets acquired from DTC.

Gain on the repurchase of debt for 2008 was $22.5 million. The Company repurchased $235.1 million of its Notes during 2008. To make the repurchases, the Company used cash received from the repayment of intercompany notes which were previously made to certain Banks with proceeds from the original issuance of the Notes. The Banks replaced the intercompany notes with funding sources that have lower interest rates than the intercompany notes. The outstanding balance on the Notes at December 31, 2008 is $52.4 million. The Company may repurchase additional portions of the Notes during 2009 depending upon the price and availability of the Notes in the secondary market. As the put date in July 2009 approaches, the Company anticipates that the Notes will trade closer to the par value, which would result in a lower gain than the gains that were realized in 2008.

Gain on sale of investments was $2.3 million in 2008. The $2.3 million in reported gains is the result of the declining interest rate environment in 2008, the Banks investment portfolios, of mainly fixed rate investments, generally increased in fair value. As a result of monitoring their individual investment portfolios, including liquidity and reinvestment risk, our Banks may decide to sell investments, which are designated as available for sale, periodically.

Loss on sale of loans was $3.7 million in 2008, compared to a net gain of $2.0 million in 2007. During the third quarter of 2008 the Company announced its intent to sell the non-strategic Southern California loan portfolio. 72 loans were transferred to loans held for sale at their then fair value of $93.6 million. During the fourth quarter of 2008 the Company was successful in selling or obtaining payoffs on 52 of the loans for a net gain of $7.7 million, offset by a further charge of $9.5 million to reduce the remaining non-strategic loans to their current value (the lower of cost or fair value). The remaining loans held for sale, including two OREO properties, associated with the non-strategic Southern California portfolio is approximately $34.3 million at December 31, 2008. The Company also disposed of the non-strategic lease portfolio in the Pacific Northwest, which resulted in a net loss of $2.5 million from the disposition of approximately $20.5 million in leases. This lease sale was completed late in the fourth quarter of 2008.

Other income decreased $8.2 million, or 66%, from $12.4 million in 2007 to $4.2 million in 2008. The decrease is primarily due to the investment losses from the Company’s Rabbi Trust. The Company’s Rabbi Trust was established to offset the Company’s deferred compensation plan liability. The Company’s deferred compensation plan enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The increase/decrease in value is recognized as compensation expense/savings. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase/decrease in the value of the mutual funds in the Rabbi Trust are recognized in other income/loss.

Operating Expenses, Impairment, and Minority Interest. Total expenses increased $317.5 million, or 88%, from $360.3 million in 2007 to $677.9 million in 2008. 71%, or $225.9 million, of the increase is attributable to impairment of goodwill and intangibles. Other contributors to the increase include the Westfield re-equitization awards, the Charter and DTC acquisitions (together “the Acquisitions”), the consolidation of BOS, and the Warrant expense related to the Company’s private capital raise during the third quarter of 2008.

Salaries and employee benefits, the largest component of operating expenses, increased $7.3 million, or 4%, from $195.2 million in 2007 to $202.5 million in 2008. The increase is attributable to the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS, salaries and expenses for 2008 would have decreased compared to 2007 as a result of decreased variable expenses attributable to decreased performance.

Westfield re-equitization awards of $66 million for 2008 were the result of the Company’s completion of its re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. The grant of the Profits Interests was accounted for in accordance with FAS 123(R) and resulted in a non-cash, non-deductible compensation charge of $46 million on the grant date. The two call rights resulted in a non-cash, non-deductible compensation charge of approximately $20 million recognized on the grant date. These two non-cash charges of $66 million have no material impact on the Company’s regulatory capital or liquidity.

Professional services increased $8.1 million, or 52%, from $15.6 million in 2007 to $23.7 million in 2008. 9%, or $0.7 million, is attributable to the Acquisitions and consolidation of BOS. Excluding the Acquisitions and consolidation of BOS the professional services increase is primarily attributable to increased legal and accounting fees. Increases in legal fees were due to increased services related to the re-equitization of Westfield, additional services relating to disclosure requirements based on the Company’s new segment reporting structure, and other corporate legal matters. Increases in accounting fees are primarily due to increased audit services and compliance outsourcing.

Impairment of goodwill and intangibles increased $225.9 million, from $60.9 million in 2007 to $286.8 million in 2008. 91%, or $205.2 million, of the increase was attributable to the Company’s private banking segment. 9%, or $20.6 million, was attributable to the Company’s Investment Management and Wealth Advisory segments. In 2008 the Company recorded gross goodwill impairment charges of $256.1 million, and gross intangible impairment charges of $30.6 million.

During the first quarter of 2008 the Company’s Southern California Private Bank, FPB experienced large increases in its non-performing and adversely classified loans. These increases not only necessitated a corresponding increase to its provision for loan losses, but also reduced its interest income, and additional expenses were incurred related to obtaining updated loan appraisals and loan workouts. The Company considered these events to be “triggering events” and performed goodwill impairment testing as required under FAS 142. The analysis resulted in a preliminary gross goodwill impairment charge of $20.6 million during the first quarter of 2008. In the second quarter of 2008, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the first quarter 2008 valuation. As a result, the Company updated the market approach used at March 31, 2008 and determined that the valuation of FPB was significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed in the second quarter of 2008 for a total year-to-date goodwill impairment, attributable to FPB, of $34.3 million. In addition, the Company also determined during the second quarter of 2008 that the carrying value of the Core Deposit Intangibles (“CDI”) at FPB exceeded the sum of the undiscounted expected future net cash flow from the intangible asset. The excess carrying value resulted in an intangible impairment expense in the second quarter of 2008 of approximately $3.7 million, decreasing the carrying value of FPB’s CDI to approximately $1.0 million as of June 30, 2008.

The Company determined that there was a triggering event under FAS 142 during the third quarter of 2008, due to a significant adverse change in business climate. Due to this triggering event, the Company performed interim impairment testing which resulted in an estimated goodwill impairment charge during the third quarter of approximately $209.9 million. 84%, or $175.4 million, of the total estimate was attributable to the Company’s Private Banking segment—$125.3 million at Gibraltar and $50.1 million at Charter. 16%, or $34.5 million, of the total estimate was attributable to the Company’s Investment Management and Wealth Advisory segments—$33.0 million at DGHM and $1.5 million at BOS.

The Company performed its full annual impairment testing during the fourth quarter of 2008 which resulted in an additional goodwill impairment charge of $11.9 million and an intangible impairment charge of $26.9 million, resulting in a total impairment charge in the fourth quarter of $38.8 million. 54%, or $21.0 million, of the total was attributable to the Private Banking segment—$17.5 million at Gibraltar and $3.5 million at Charter. 46%, or $17.9 million, was attributable to the Investment Management and Wealth Advisory segments—$10.8 million at Sand Hill, $4.6 million at DGHM, $3.9 million at Coldstream, the Company’s equity interest investment, and a $1.5 million reversal of the estimated charge taken during the third quarter at BOS. The remaining goodwill at December 31, 2008 is $108.8 million. Intangible assets at December 31, 2008 were $69.8 million. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 11: Goodwill and Other Intangible Assets” for further detail.

The provision for unfunded loan commitments decreased $2.3 million, from a provision of $0.4 million in 2007 to a credit of $2.0 million in 2008. The decrease is primarily the result of the decline in the balance of outstanding loan commitments especially related to the construction and land loans at FPB.

Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses. Other expenses increased $8.8 million, or 48%, from $18.4 million in 2007 to $27.2 million in 2008. 21%, or $1.8 million, of the increase is attributable to the Acquisitions and the consolidation of BOS. Other contributors to the increase include increased FDIC deposit insurance premiums at the Banks, increased expenses related to repossessed assets and the fees associated with the closing of the Company’s $75 million line of credit.

Income Tax Expense. Income tax benefit for 2008 was $69.1 million, as compared to an income tax expense of $14.3 million for 2007. The effective tax rate and expense for 2008 was affected by the non-deductible goodwill impairment charges, the non-deductible compensation charge and other non-deductible items. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 19: Income Taxes” for further detail.

Comparison of Years Ended December 31, 2007 and 2006

Net Income. The Company reported net income of $4.2 million, or $0.11 per diluted share, for 2007 compared to $54.4 million or $1.43 per diluted share, in 2006. The decrease of $50.2 million was driven by the non-cash impairment charges, and the increase in FPB’s classified loans and other related adjustments. The non-cash impairment charges reduced the Company’s earnings by $47.2 million, net of tax and minority interest, or $1.20 per diluted share. The increase in FPB’s classified loans and other related adjustments, reduced earnings by $10.8 million, net of tax, or $0.26 per diluted share. Offsetting these items were the positive effect of the Company’s current year acquisition of Charter, the full year impact of the Company’s prior year June 2006 acquisition of Anchor (together “the 2007 and 2006 Acquisitions”), and the organic growth at the Company’s existing affiliate partners.

Net Interest Income. Net interest income increased $14.4 million, or 8%, from $173.5 million in 2006 to $187.9 million in 2007. The growth in net interest income was accomplished through growing the Company’s loan portfolio with proceeds from increased borrowings, deposits and the acquisition of Charter in 2007. The increase in net interest income is the net result of $26.7 million in increased business volumes (change in average balance multiplied by the prior year average rate) net of $12.3 million from rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s net interest margin, on a fully-taxable equivalent (“FTE”) basis, decreased 32 basis points to 3.52% in 2007 from 3.84% in 2006.

Interest and Dividend Income. Interest and dividend income increased $69.7 million, or 23%, from $300.0 million in 2006 to $369.7 million in 2007. 18%, or $12.7 million, was due to the acquisition of Charter and the related funding costs for the Charter acquisition. Other drivers of the increase, excluding these items, include increases in interest income on loans (commercial, construction and land, residential, and home equity and other consumer) and investments (taxable investment securities, non-taxable investment securities, mortgage-backed securities, federal funds sold, FHLB dividends, and other).

Interest income on commercial, construction and land loans increased $48.6 million, or 29%, from $169.8 million in 2006 to $218.4 million in 2007 as a result of a 26% increase in average balances and a 19 basis point, or 3%, increase in the average yield. The increase in the average balance of commercial, construction and land loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. Charter had $87.2 million in average balances and interest income on commercial, construction and land loans of $7.9 million for the year ended December 31, 2007.

Interest income from residential mortgage loans increased $13.0 million, or 16%, from $82.3 million in 2006 to $95.3 million in 2007 as a result of a 14% increase in average balances and a ten basis point, or 2%, increase in the average yield. The increase in the average balance of residential loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. The increase in the average yield was primarily due to the adjustable rate mortgage (“ARM”) loans repricing or modifying at higher rates. Charter had $32.7 million in average balances, and interest income on residential mortgage loans of $3.2 million for the year ended December 31, 2007.

Interest income from home equity and other consumer loans increased $1.3 million, or 6%, from $20.7 million in 2006 to $22.0 million in 2007 as a result of a 9% increase in average balance offset by a seven basis point, or 1%, decrease in the average yield. The increase in the average balance of home equity and other consumer loans was due to a combination of the Charter acquisition and the organic growth of the loan portfolios at the Banks. Charter had $4.4 million in average balances, and interest income on home equity and other consumer loans of $0.4 million for the year ended December 31, 2007.

Investment income increased $6.8 million, or 25%, from $27.2 million in 2006 to $34.0 million in 2007 as a result of a $73.3 million, or 10% increase in the average balance and a 55 basis point, or 13%, increase in average yield. Charter had $35.2 million in average balances, and interest income on investments of $1.8 million. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest Expense. Interest paid on deposits and borrowings increased $55.3 million, or 44%, from $126.5 million in 2006 to $181.8 million in 2007. 11%, or $6.0 million, of the increase was due to the acquisition of Charter and the interest expense on the related funding. Excluding Charter, and the related funding costs, interest paid on deposits and borrowings increased $49.3 million, or 39%, as a result of increases in the average rate paid on deposits and borrowings as well as increases in average balances.

Interest paid on deposits increased $35.9 million, or 41%, from $87.3 million in 2006 to $123.1 million in 2007 as a result of a $450.6 million, or 15% increase in the average balance, and a 66 basis point, or 23% increase in the average rate paid. The increase in the average rate paid was primarily due to the competition in the market for deposits and the increased concentration of higher rate certificates of deposits. Charter had $87.4 million in average balances and interest paid on deposits of $3.7 million for the year ended December 31, 2007.

Interest paid on borrowings increased $19.4 million, or 49%, from $39.3 million in 2006 to $58.6 million in 2007 as a result of a $402.8 million, or 47%, increase in the average balance and a 12 basis point, or 3%, increase in the average rate paid. The increase in the average balance of borrowings was due to the combination of the Note that the Company completed at the beginning of the third quarter, the acquisition of Charter and the additional FHLB borrowings used by the Banks to fund a portion of their loan portfolio growth. Charter had $37.8 million in average balances, and interest paid on borrowings of $1.6 million for the year ended December 31, 2007.

Provision for Loan Losses. The provision for loan losses increased $18.7 million, from $6.2 million in 2006 to $24.9 million in 2007. 85%, or $15.9 million, of the increase is related to the increased provision for loan losses related to FPB. The increase in FPB’s allowance for loan loss was driven by a substantial increase in loans classified as substandard or nonaccrual in FPB’s portfolio of residential construction and land loans primarily in the Southern California’s Inland Empire. Other drivers of the increase include the increases in the unallocated portion of the allowance for loan losses, continued loan growth and the acquisition of Charter. The provision for loan losses is also impacted by the mix and amount of loans classified as special mention, substandard, doubtful, or loss. Charter had $0.2 million in provisions for loan losses in 2007. Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries. Charge-offs, net of recoveries were $0.08 million in 2007 compared to charge-offs, net of recoveries of $0.4 million for the same period in 2006.

Fees and Other Income. Total fees and other income increased $44.4 million, or 26%, from $171.3 million in 2006 to $215.7 million in 2007. 45%, or $20.0 million, of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Other drivers of the increase include increases in investment management and trust fees, wealth advisory fees and other income.

Investment management and trust fees increased $32.2 million, or 24%, from $132.9 million in 2006 to $165.1 million in 2007. 43%, or $13.9 million, of the increase is driven by the acquisition of Anchor. Other drivers of the increase are increased performance fees and increased AUM. AUM, excluding the assets from the wealth advisors, increased $4.0 billion, or 17%, from $23.8 billion at December 31, 2006 to $27.8 billion at December 31, 2007 as a result of increased investment performance and organic growth. Investment management and trust fees from our Banks and Investment Managers are typically calculated based on a percentage of AUM. The individual billing practices of the Company’s firms may impact the level of investment management fees earned in rising or falling markets. Two out of the four Investment Managers bill quarterly in advance, while the remainder of the Investment Mangers and the Banks bill quarterly in arrears. Investment management fees billed in advance will not reflect subsequent changes in the market value of AUM for that period, while fees billed in arrears will reflect changes in the market value of AUM for that period.

Performance fees are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated. A portion of performance fees are paid to the portfolio managers. During 2007, the Company recorded performance fees of approximately $11.9 million compared to approximately $5.6 million in 2006. The increase in performance fees was due to strong investment performance at Westfield. These fees are typically earned and recognized on a quarterly basis and may be subject to a cap based on the individual contracts with clients.

Wealth advisory fees increased $9.3 million, or 34%, from $27.0 million in 2006 to $36.2 million in 2007. 61%, or $5.7 million, was due to the consolidation of BOS. Other drivers of the increase include increases in the number of client relationships and fee increases from existing clients. Assets under advisory, managed by the wealth advisers, increased $2.8 billion, or 45% as a result of the consolidation of BOS and organic growth at the existing wealth advisers. Wealth Advisory fees at the Company are either fee based or calculated based on a percentage of AUM. Approximately $15.9 million, or 44%, of total fees for 2007 were based on a percentage of AUM, and 56%, or $20.1 million, were derived from fee based accounts.

Other income increased $2.9 million, or 30%, from $9.5 million in 2006 to $12.4 million in 2007 primarily due to the increase in the cash surrender value on Boston Private Bank’s investment in bank owned life insurance (“BOLI”). In the fourth quarter of 2006, Boston Private Bank invested $30.0 million in BOLI. Included in other income is approximately $0.8 million, from a gain on a sale of advisory contracts at one of the Company’s investment management firms.

Operating Expenses and Minority Interest. Total operating expenses including the $60.9 million in non-cash impairment charges and minority interest were $360.3 million in 2007, an increase of $106.2 million, or 42%, from 2006. 19%, or $20.6 million, of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding these items, other drivers causing the year over year increase include increases in salaries and benefits, occupancy and equipment and other operating expenses resulting from the Company’s growth.

Salaries and employee benefits increased $31.8 million, or 19%, from $163.4 million in 2006 to $195.2 million in 2007. 41%, or $13.1 million, of the increase was driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and the consolidation of BOS, the salaries and employee benefits expense increase is primarily due to increases in variable compensation as a result of increased performance by our investment managers, coupled with a 4% increase in the number of employees due to growth, normal salary increases, and the related taxes and benefits thereon.

Occupancy and equipment expense increased $4.5 million, or 16%, from $29.1 million in 2006 to $33.7 million in 2007. 28%, or $1.3 million, of the increase was driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the occupancy and equipment increase is primarily driven by the opening of new banking offices in the east coast region. The new offices opened include the Hingham and Beverly, Massachusetts offices opened in June of 2006, and May of 2007, respectively, and a New York City office opened in November of 2006. Other drivers include increases in technology hardware and software costs, and an increase in rent expense as a result of growth and expansion.

Professional services increased $2.3 million, or 17%, from $13.3 million in 2006 to $15.6 million in 2007. 22%, or $0.5 million, of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the professional services increase is primarily driven by increased legal, accounting and consulting fees. The increase in the accounting and legal expense is primarily driven by the increased services relating to the Company’s impairment reviews and the increased business size. The consulting expense increase is primarily driven by recruiting expenses incurred to fill the two open board positions and the Company’s Chief Financial Officer position.

Marketing and business development expense increased $2.4 million, or 27%, from $8.7 million in 2006 to $11.1 million in 2007. 22%, or $0.5 million, of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the marketing and business development increase is primarily due to increased marketing campaigns on both the east and west coast regions and increased business relations with clients.

Contract services and processing expense increased $1.4 million, or 28%, from $5.1 million in 2006 to $6.6 million in 2007. 17%, or $0.2 million, of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the contract services and business development expense increase is driven by increased custody and system contract expenses at the Banks.

Amortization of intangibles increased $0.8 million, or 6%, from $13.6 million in 2006 to $14.5 million in 2007. The 2007 and 2006 Acquisitions and consolidation of BOS increased amortization by $2.2 million. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the amortization of intangibles decreased due to the accelerated amortization methods used. The Company expects amortization of intangibles to decrease in 2008 as a result of reduced amortization due to the accelerated amortization methods used, partially offset by a full year of amortization of the intangibles from the Charter acquisition.

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

Provision for unfunded loan commitments decreased $0.5 million, or 56%, from $0.8 million in 2006 to $0.4 million in 2007. Included in the Company’s provision for unfunded loan commitments was a $1.7 million increase due to the FPB increase in classified loans as a result of the construction loans that were downgraded at FPB. Excluding the increase related to FPB, the provision for unfunded loan commitments would have been a credit. This change is primarily the result of Boston Private Bank reducing the amount of reserves applicable to unfunded loan commitments, based on the current assessment of risk.

Other expenses increased $2.2 million, or 13%, from $16.2 million in 2006 to $18.4 million in 2007. 50% or $1.1 million of the increase is driven by the 2007 and 2006 Acquisitions and consolidation of BOS. Excluding the 2007 and 2006 Acquisitions and consolidation of BOS, the other expenses increase is primarily driven by increased FDIC insurance expense. Other expenses include insurance, supplies, telephone, mailing expense, publications and subscriptions, employee training, interest on deferred acquisition payments and other miscellaneous business expenses.

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

The allowance for loan losses is determined based on guidance issued in December of 2006 by the Federal Financial Institutions Examination Council (“FFIEC”). The FFIEC issued a revised Allowance for Loan Loss Policy Statement to clarify how banks should calculate and document their allowance for loan losses. The FFIEC guidance prior to the December 2006 update was similar in requiring banks to include the qualitative factors listed below. Our Banks included these qualitative factors in calculating the appropriate amount of allowance for loan losses required. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying FDIC historical loss rates by loan type and adjusted for the following qualitative factors:

•	Loss and recovery trends

•	Problem loan (delinquencies) trends

•	Non accrual trends

•	Quality of loan review system

•	Nature and volume of the loan portfolio

•	Lending policies and procedures

•	Experience, ability, and depth of management

•	Concentrations of credit

Each one of the above qualitative factors is assigned a loss rate (percentage), if applicable. Each one of our Bank’s makes an independent determination of the applicable loss rate for these factors based on their relevant local market conditions, credit quality, and portfolio mix. Each quarter, all of the Banks review the loss factors to determine if there have been any changes which would result in a change to the current loss rate.

In addition to historical loss rates, the Banks allowance for loan loss methodologies provide for management to take into account updated appraisals of the collateral on loans with particular attention on a risk priority basis for those loans which can be more volatile such as construction and land loans. Further, when loans are subject to renewal, an update on the financial condition of the borrower and a new appraisal is generally required. During periods of rapid market deterioration, real estate broker opinions of value may be substituted for appraisals.

The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of known relevant internal and external factors that affect loan collectability in estimating probable losses incurred as of the financial reporting date including economic conditions in the Banks’ local markets, borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors.

While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

While management evaluates currently available information in establishing the allowance for loan losses, factors may arise that result in different estimates. Significant factors that could give rise to changes in these estimates could include, but are not limited to, changes in our market area, concentration of risk and decreases in local property values. While management’s allowance for loan losses as of December 31, 2008 is considered adequate, under adversely different conditions or assumptions the Company would need to increase the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

These intangible assets are subject to impairment tests in accordance with FAS 144. The carrying value of the investment advisory contracts and core deposit intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Assets under management are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts. Deposit levels and interest rate changes are also reviewed for banks with core deposit intangibles to determine if there is potential impairment. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.

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

These assumptions used in the impairment tests of goodwill and intangible assets are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Company uses to determine the carrying value of the Company’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Company’s results of operations.

Goodwill is recorded as part of the Company’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets. Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests upon the occurrence of significant adverse events such as the loss of key clients or management and at least annually in accordance with FAS 142. See Part I, Item 1A, “Risk Factors” for additional information. Goodwill was reviewed during the fourth quarter of 2007 using discounted cash flow analysis and by reviewing market data for sales of investment management and banking firms. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 11: Goodwill and Other Intangible Assets” for additional information.

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

Stock-Based Compensation

At December 31, 2008, the Company has three stock-based compensation plans, which are described more fully in Part II, Item 8, “Financial Statements and Supplementary Data—Note 20: Employee Benefits.” These plans encourage and enable the officers, employees, non-employee directors and other key persons of the Company to acquire a proprietary interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified retrospective application method.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that factors in assumptions for expected volatility, expected dividend yield, expected term (in years), and a risk-free rate assumption. That model is most sensitive to changes in expected volatility and expected term, which are reviewed on an annual basis in accordance with applicable accounting guidance.

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

Due to the continued historical ability of the Company to generate taxable income, management believes it is more likely than not that the balance of deferred tax assets at December 31, 2008 is realizable, except for some potential capital losses, which are only deductible to the extent of offsetting capital gains. However, there is no guarantee that these assets will ultimately be realized.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.

Management considered the following items to evaluate the need for a valuation allowance:

•	A strong earnings history for many years before 2008.

•

The three year cumulative loss caused by the 2008 loss. The 2008 loss included the following items: non tax deductible goodwill impairment charges at the Banks of $209.4 million, losses on non strategic loans in Southern California of $171.8 million, and a non recurring $66.0 million non-deductible charge related to the re-equitization of Westfield.

•	The Company projects future taxable income to be generated by operations.

•	The customer base remains strong.

•	There are tax planning strategies available, such as reducing investments in tax exempt securities.

•	The Company will be able to carryback the current tax loss and obtain a federal tax refund, and both Federal and California losses can be carried forward for 20 years.

E. Impact of Accounting Estimates

Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These estimates and assumptions impact the reported amount of assets, liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

F. Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related notes thereto presented in Part II, Item 8, “Financial Statements and Supplementary Data,” have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

G. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 are effective for fiscal years beginning after December 31, 2008. Management believes that FAS 141R will have an impact on future acquisitions and the extent of the impact will be determined at the time of the acquisition. Additionally, management has assessed the impact of FAS 160 and the minority interest currently classified as a liability will be reclassified to mezzanine equity and permanent equity in the amounts of $8.7 million and $3.5 million, respectively. Additionally, mezzanine equity will be increased by approximately $44.7 million for an estimated total of approximately $53.4 million, which will be offset to and result in a decrease in additional paid-in capital of approximately $44.7 million. This will take effect in the first quarter of 2009.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to clarify the accounting for repurchase financings under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FSP requires that certain repurchase arrangements be accounted for as derivatives and recognized at fair value in the financial statements. The statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material impact on the financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material impact on the financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the Contingent Convertible Senior Notes discussed in Part II, Item 8, “Notes to Consolidated Financial Statements Note 15: Junior Subordinated Debentures and Other Long-Term Debt” in the Company’s Annual Report on Form 10-K and will require retroactive application for the Company’s 2007 and 2008 financial statements. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that this FSP will have a significant effect on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, to clarify that non-vested shares issued to employees as compensation are considered participating securities prior to vesting. As a result of this FSP, a company with outstanding non-vested shares will be required to apply the two-class method in determining earnings per share. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material effect on earnings per share.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FASB Statement No. 157, Fair Value Measurements (“FAS 157”) in a market that is not active. The FSP gives an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP was effective upon issuance. Management does not believe that the adoption of this FSP will have a material effect on earnings.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which expands disclosure requirements. This FSP is effective for the first quarter of 2009. The statement will have no effect on the accounting related to the transfer of financial assets or variable interest entities at the Company, but will require enhanced disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Market Risk

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, and equity prices. The Company considers interest rate risk to be a significant market risk for the Banks. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company’s earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets. The Company is also subject to market risk in connection with the fair value of its investments, which consist of cash and cash equivalents, investment securities, and stock in the FHLB and Bankers Bank portfolio. Please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Condensed Consolidated Balance Sheet and Discussion—Cash and Investments” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 23: Fair Value of Financial Instruments.”

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

The principal objective of the Banks’ asset and liability management is to maximize profit potential while minimizing the vulnerability of their operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Banks’ actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are comprised of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. The Banks may utilize hedging techniques to reduce interest rate risk. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 9: Derivatives” for additional information.

The ALCOs use both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at specific points in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 6% to 18%, dependent on the Bank, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 10% to 20%, dependent on the Bank. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year, with the exception of FPB which was outside its limits on the Down 200 basis points NII simulation results at June 30, 2008. The ALCOs review the results with regard to the established tolerance levels and recommend appropriate strategies to manage this exposure.

Generally, the Banks hold variable rate mortgage loans. When possible, the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Banks may utilize fixed rate borrowings.

As of December 31, 2008, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. While the ALCOs review simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of interest rate changes on pro forma net interest income for the Company over a 12 month period:

	Twelve months beginning January 1, 2009
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(4,609)	(2.27)%
Down 100 basis points	$916	0.45%

	Twelve months beginning January 1, 2008
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(6,227)	(2.87)%
Down 200 basis points	$(923)	(0.43)%

Model Methodologies

•

The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking the inherent interest rate risk in the balance sheet as it stands at a point in time; however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•

The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of January 22, 2009. Other market rates used in this analysis include the Prime rate and Fed Funds rate, which were 3.25% and 0.00% to 0.25%, respectively, at December 31, 2008. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Fed Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered CDs) are floored at 0.25% to reflect credit spreads. All points on the Treasury yield curve increase/decrease congruently.

•

Short-term interest rates (e.g. Prime and Fed Funds) are assumed to drive non-maturity deposit (savings, NOW and MMDA) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the LIBOR swap and/or FHLB yield curves. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

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

The Banks have historically sought to maintain a relatively narrow gap position and have, in some instances, foregone investment in higher yielding assets when such investment, in management’s opinion, exposed the Banks to undue interest rate risk. At December 31, 2008, the Company’s overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor’s pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.

The repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2008:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
			(In thousands)
Interest earning assets(1):
Interest bearing cash	$270,039	$—	$—	$—	$—	$270,039
Federal funds sold	67,368	—	—	—	—	67,368
Investment securities	166,973	69,851	78,100	374,636	141,395	830,955
FHLB & Bankers Bank stock	58,953	—	—	—	—	58,953
Loans held for sale	30,341	3,025	204	2,331	945	36,846
Loans-Fixed rate	153,170	117,081	142,033	603,221	375,537	1,391,042
Loans-Variable rate	1,575,673	289,459	368,610	1,630,382	223,490	4,087,614

Total interest earning assets	$2,322,517	$479,416	$588,947	$2,610,570	$741,367	$6,742,817

Interest bearing liabilites(2):
Savings and NOW accounts(3)	$536,517	$—	$—	$—	$—	$536,517
Money market accounts	1,523,092	—	—	—	—	1,523,092
Certificates of deposit under $100,000	248,159	240,472	239,239	251,095	17,029	995,994
Certificates of deposit $100,000 or more	462,582	275,653	148,838	11,359	9,234	907,666
Securities sold under agreements to repurchase	220,841	—	—	73,000	—	293,841
FHLB borrowings	150,359	13,089	54,807	601,541	116,241	936,037
Junior subordinated debentures and other long-term debt	26,805	—	—	103,093	160,687	290,585

Total interest bearing liabilities	$3,168,355	$529,214	$442,884	$1,040,088	$303,191	$5,483,732

Net interest sensitivity gap during the period	$(845,838)	$(49,798)	$146,063	$1,570,482	$438,176	$1,259,085
Cumulative gap	$(845,838)	$(895,636)	$(749,573)	$820,909	$1,259,085
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	73.30%	75.78%	81.90%	115.85%	122.96%
Cumulative gap as a percent of total assets	-11.64%	-12.33%	-10.32%	11.30%	17.33%

(1)	Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are scheduled to mature.
(2)	Does not include $957.3 million of demand accounts because they are non-interest bearing.
(3)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
Assets:
Cash and due from banks	$326,932	$117,612
Federal funds sold	67,368	68,822

Cash and cash equivalents	394,300	186,434
Investment securities:
Available-for-sale (amortized cost of $787,282 and $653,549, respectively)	801,435	657,443
Held-to-maturity (fair value of $29,728 and $13,163, respectively)	29,520	13,083

Total investment securities	830,955	670,526
Loans held for sale	36,846	6,782
Loans:
Commercial	2,479,547	2,318,430
Construction and land	696,792	863,651
Residential mortgage	1,902,482	1,765,217
Home equity and other consumer loans	399,835	312,602

Total loans	5,478,656	5,259,900
Less: allowance for loan losses	89,292	70,992

Net loans	5,389,364	5,188,908
Stock in Federal Home Loan Banks and Banker’s Bank	58,953	49,408
Premises and equipment, net	36,596	38,996
Goodwill	108,765	349,889
Intangible assets, net	69,778	108,349
Fees receivable	24,086	33,998
Accrued interest receivable	26,436	27,593
Income tax receivable and deferred	131,125	39,001
Other assets	159,134	118,247

Total assets	$7,266,338	$6,818,131

Liabilities:
Deposits	$4,920,605	$4,375,101
Securities sold under agreements to repurchase	293,841	264,303
Federal Funds purchased	—	6,000
Federal Home Loan Bank borrowings	936,037	836,996
Junior subordinated debentures and other long-term debt	290,585	525,645
Minority interest (redemption value of $53,402 and $31,243, respectively)	12,240	8,716
Other liabilities	124,054	138,909

Total liabilities	6,577,362	6,155,670

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued: 401 shares at December 31, 2008	—	—
Series C, issued: 154,000 shares at December 31, 2008	154	—
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 63,874,024 shares at December 31, 2008 and 37,469,712 shares at December 31, 2007	63,874	37,470
Additional paid-in capital	876,894	454,927
Retained (deficit) / earnings	(263,417)	166,963
Accumulated other comprehensive income	11,471	3,101

Total stockholders’ equity	688,976	662,461

Total liabilities and stockholders’ equity	$7,266,338	$6,818,131

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$339,139	$335,700	$272,795
Taxable investment securities	14,514	14,467	11,242
Non-taxable investment securities	7,798	7,809	6,504
Mortgage-backed securities	6,220	2,202	1,619
Federal funds sold and other	5,060	9,517	7,872

Total interest and dividend income	372,731	369,695	300,032

Interest expense:
Deposits	106,445	123,145	87,262
Federal Home Loan Bank borrowings	40,328	35,400	23,244
Junior subordinated debentures and other long-term debt	18,158	18,361	13,167
Other short-term borrowings	5,793	4,868	2,846

Total interest expense	170,724	181,774	126,519

Net interest income	202,007	187,921	173,513

Provision for loan losses	211,474	24,911	6,179

Net interest (loss)/income after provision for loan losses	(9,467)	163,010	167,334

Fees and other income:
Investment management and trust fees	154,792	165,103	132,870
Wealth advisory fees	49,456	36,232	26,958
Gain on repurchase of debt	22,513	—	—
Gain on sale of investments	2,272	2	—
(Loss)/gain on sale of loans, net	(3,737)	1,963	1,972
Other	4,206	12,427	9,541

Total fees and other income	229,502	215,727	171,341

Operating expense:
Salaries and employee benefits	202,517	195,224	163,438
Westfield re-equitization awards	66,000	—	—
Occupancy and equipment	35,969	33,684	29,149
Professional services	23,735	15,629	13,346
Marketing and business development	10,832	11,083	8,705
Contract services and processing	7,826	6,555	5,125
Warrant expense	2,233	—	—
Amortization of intangibles	12,443	14,484	13,649
Impairment of goodwill and intangibles	286,763	60,880	—
(Credit)/provision for unfunded loan commitments	(1,967)	369	839
Other	27,178	18,366	16,198

Total operating expense	673,529	356,274	250,449

Minority interest	4,327	4,041	3,699

(Loss)/income before income taxes	(457,821)	18,422	84,527

Income tax (benefit)/expense	(69,069)	14,252	30,154

Net (loss)/income	$(388,752)	$4,170	$54,373

Adjustments to net (loss)/income to arrive at net (loss)/income available to common shareholders	(33,029)	—	—

Net (loss)/income available to common shareholders for basic per share calculation	$(421,781)	$4,170	$54,373

Per share data:
Basic (loss)/earnings per share	$(8.87)	$0.11	$1.53
Diluted (loss)/earnings per share	$(8.87)	$0.11	$1.43
Average basic common shares outstanding	47,528,418	36,731,621	35,452,880
Average diluted common shares outstanding	47,528,418	38,315,330	40,089,380

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands, except share data)
Balance at December 31, 2005*	$34,800	$—	$374,818	$133,190	$(3,460)	$539,348
Comprehensive income:
Net income	—	—	—	54,373	—	54,373
Other comprehensive income, net:
Change in unrealized gain on securities available-for-sale, net	—	—	—	—	1,526	1,526
Change in unrealized loss on cash flow hedge, net	—	—	—	—	(257)	(257)
Change in unrealized loss on other, net	—	—	—	—	(100)	(100)

Total comprehensive income, net						55,542
Dividends paid: $0.32 per common share	—	—	—	(11,452)	—	(11,452)
Proceeds from issuance of 1,158,955 shares of common stock	1,159	—	33,499	—	—	34,658
Issuance of 121,073 shares of incentive stock grants	121	—	(121)	—	—	—
Amortization of incentive stock grants	—	—	3,229	—	—	3,229
Amortization of stock options and employee stock purchase plan	—	—	5,805	—	—	5,805
Stock options exercised	510	—	5,237	—	—	5,747
Excess tax benefit on stock options exercised	—	—	2,320	—	—	2,320

Balance at December 31, 2006	36,590	—	424,787	176,111	(2,291)	635,197
Comprehensive income:
Net income	—	—	—	4,170	—	4,170
Other comprehensive income, net:
Change in unrealized gain on securities available-for-sale, net	—	—	—	—	4,401	4,401
Change in unrealized gain on cash flow hedge, net	—	—	—	—	778	778
Change in unrealized gain on other, net	—	—	—	—	213	213

Total comprehensive income, net						9,562
Dividends paid: $0.36 per common share	—	—	—	(13,361)	—	(13,361)
Proceeds from issuance of 1,920,417 shares of common stock	1,920	—	52,847	—	—	54,767
Issuance of 89,952 shares of incentive stock grants	90	—	(90)	—	—	—
Amortization of incentive stock grants	—	—	3,205	—	—	3,205
Amortization of stock options and employee stock purchase plan	—	—	6,781	—	—	6,781
Stock options exercised	340	—	4,260	—	—	4,600
Excess tax benefit on stock options exercised	—	—	789	—	—	789
Buyback of 1,470,000 shares of common stock	(1,470)	—	(38,573)	—	—	(40,043)
Other equity adjustments	—	—	921	43	—	964

Balance at December 31, 2007	37,470	—	454,927	166,963	3,101	662,461
Comprehensive income:
Net loss	—	—	—	(388,752)	—	(388,752)
Other comprehensive income, net:
Change in unrealized gain on securities available-for-sale, net	—	—	—	—	6,131	6,131
Change in unrealized gain on cash flow hedge, net	—	—	—	—	2,453	2,453
Change in unrealized loss on other, net	—	—	—	—	(214)	(214)

Total comprehensive loss, net						(380,382)
Dividends paid: $0.22 per common share	—	—	(635)	(8,180)	—	(8,815)
Dividends paid to or accrued for preferred shareholders	—	—	(715)	(136)	—	(851)

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands, except share data)
Net proceeds from issuance of:
18,400,000 shares of common stock related to public offering	18,400	—	86,480	—	—	104,880
1,068,649 shares of common stock	1,069	—	13,068	—	—	14,137
351 shares of convertible preferred stock class A	—	—	22,770	—	—	22,770
401 shares of convertible preferred stock class B	—	—	26,293	—	—	26,293
154,000 shares of cumulative non-convertible preferred stock class C	—	154	144,363	—	—	144,517
Conversion of 351 shares of preferred stock class A for 6,346,572 shares of common stock	6,347	—	(6,347)	—	—	—
Proceeds from issuance of Carlyle warrants	—	—	19,090	—	—	19,090
Reclassification of increase in fair value of Carlyle warrants	—	—	2,233	—	—	2,233
Proceeds from issuance of TARP warrants	—	—	9,328	—	—	9,328
Accretion of the Beneficial Conversion Feature:
Convertible preferred stock class A	—	—	24,643	(24,643)	—	—
Convertible preferred stock class B	—	—	7,410	(7,410)	—	—
Accretion of cumulative non-convertible preferred stock class C	—	—	126	(126)	—	—
Issuance of 327,348 shares of incentive stock grants	327	—	(327)	—	—	—
Amortization of incentive stock grants	—	—	3,316	—	—	3,316
Amortization of stock options and employee stock purchase plan	—	—	6,079	—	—	6,079
Westfield re-equitization awards	—		62,500	—	—	62,500
Stock options exercised	261	—	1,191	—	—	1,452
Other equity adjustments	—	—	1,101	(1,133)	—	(32)

Balance at December 31, 2008	$63,874	$154	$876,894	$(263,417)	$11,471	$688,976

*	Adjusted to include the impact of stock-based compensation expense; see Part II. Item 8. “Financial Statements and Supplementary Data—Note 20: Employee Benefits” for additional information.

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(388,752)	$4,170	$54,373
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	16,301	16,389	17,369
Equity issued as compensation	71,895	10,355	9,904
Reclassification of increase in fair value of warrants	2,233	—	—
Impairment of goodwill and intangibles	286,763	60,880	—
Provision for loan losses	211,474	24,911	6,179
Loans originated for sale	(118,737)	(184,732)	(168,815)
Proceeds from sale of loans held for sale	117,167	185,237	177,995
Gain on the repurchase of debt	(22,513)	—	—
Net (increase)/ decrease in income tax receivable and deferred	(92,124)	20,423	(28,922)
Net (increase)/ decrease in other operating activities	(20,132)	(46,873)	6,386

Net cash provided by operating activities	63,575	90,760	74,469

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(3,183,664)	(1,454,817)	(359,429)
Sales	107,112	95	72
Maturities, redemptions, and principal payments	2,918,449	1,385,979	348,580
Investment securities held-to-maturity:
Purchases	(29,283)	(3,234)	(20,930)
Maturities and principal payments	12,860	4,138	51,513
Distributions/ (redemptions) in trusts	4,337	2,909	(888)
Investment in bank owned life insurance	—	—	(30,000)
Purchase of Federal Home Loan Banks and Banker’s Bank stock	(9,545)	(7,928)	(12,378)
Net increase in portfolio loans	(501,607)	(703,031)	(680,120)
Non-strategic loan portfolio proceeds from sale and repayments, net of advances	58,357	—	—
Capital expenditures, net of sale proceeds	(6,872)	(11,685)	(15,142)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(4,017)	(31,582)	(27,976)

Net cash used in investing activities	(633,873)	(819,156)	(746,698)

Cash flows from financing activities:
Net increase in deposits	545,504	71,252	329,690
Net increase/(decrease) in securities sold under agreements to repurchase and other	29,538	168,113	(29,748)
Net (decrease)/ increase in federal funds purchased	(6,000)	6,000	—
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(102,978)	42,830	194,898
Advances of long-term Federal Home Loan Bank borrowings	313,527	365,970	99,032
Repayments of long-term Federal Home Loan Bank borrowings	(111,342)	(217,531)	(52,851)
Proceeds from issuance of Notes, net of discount	—	284,625	—
Repurchase of debt, net	(210,941)	—	—
Share buyback	—	(40,043)	—
Dividends paid to common stockholders	(8,815)	(13,361)	(11,452)
Dividends paid to preferred stockholders	(209)	—	—
Excess tax benefit on stock options exercised	—	789	2,320
Proceeds from issuance of preferred stock, net	193,580	—	—
Proceeds from issuance of warrants, net	28,418	—	—
Proceeds from stock option exercises	1,452	4,600	5,747
Proceeds from issuance of common stock, net	106,430	2,190	1,673

Net cash provided by financing activities	778,164	675,434	539,309

Net increase/ (decrease) in cash and cash equivalents	207,866	(52,962)	(132,920)
Cash and cash equivalents at beginning of year	186,434	239,396	372,316

Cash and cash equivalents at end of period	$394,300	$186,434	$239,396

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$170,255	$176,953	$121,890
Cash paid for income taxes, net of refunds received	29,363	37,192	30,328
Change in unrealized (loss)/gain on securities available-for-sale, net of tax	6,131	4,401	1,526
Change in unrealized (loss)/gain on cash flow hedge, net of tax	2,453	778	(257)
Change in unrealized (loss)/gain on other, net of tax	(214)	213	(100)
Non-cash transactions:
Loans transferred to loans held for sale	93,325	—	—
Loans transferred to other real estate owned	21,840	2,300	—
Equity issued for acquisitions, including deferred acquisition obligations	12,587	52,208	32,115

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments: Private Banking, Investment Management, and Wealth Advisory. In addition, the Company also holds a minority interest of approximately 44% in Coldstream Holdings Inc. (“Coldstream”). The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investments in Coldstream and Bingham, Osborn & Scarborough, LLC (“BOS”) (for the seven months ended July 31, 2007) are accounted for using the equity method, and are included in other assets. The Company increased its minority interest investment in BOS to a majority on August 1, 2007, from a 49.7% interest ownership to 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007, are included in the Company’s consolidated results. As of December 31, 2008, the Company held approximately 70% ownership interest in BOS.

Private Banking

The Private Banking segment has five consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”); Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state banking corporations insured by the FDIC; Gibraltar Private Bank & Trust Company (“Gibraltar”), a federal savings association insured by the FDIC headquartered in Florida; and Charter Bank (“Charter”), a Washington state banking corporation insured by the FDIC (together the “Banks”). The Banks pursue private banking and community-oriented business strategies in their operating regions. The Banks are principally engaged in providing banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Banks offer their clients a broad range of deposit and lending products. The specific mix of products, services and clientele can vary from affiliate to affiliate. The Banks are located in New England, Northern California, Southern California, South Florida, and the Pacific Northwest.

Investment Management

The Investment Management segment has four consolidated affiliate partners, including Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), Boston Private Value Investors, Inc. (“BPVI”), and Anchor Capital Holdings, LLC (“Anchor”), all of which are registered investment advisers (together “the Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in separately managed domestic growth equity portfolios with products across the capitalization spectrum, in value-driven equity portfolios with products primarily in the small capitalization spectrum, in value-driven U.S. equities and balanced portfolios with products primarily in the large capitalization spectrum, in Discretionary Management Accounts and Separately Managed Accounts (“SMA”) in four core disciplines which include balanced, all-cap, mid-cap, and small-cap styles, and in diversified investment management programs for clients utilizing a host of sophisticated management solutions including institutional multi-manager, multi-style, multi-asset mutual funds and SMA programs. The specific mix of products, services and clientele can vary from affiliate to affiliate. The Investment Managers are located in New England and New York, with one affiliate office in South Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wealth Advisory

The Wealth Advisory segment has five consolidated affiliate partners, including Sand Hill Advisors, LLC (“Sand Hill”), KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), BOS, and Davidson Trust Company (“DTC”), all of which are registered investment advisers, with the exception of DTC, and wealth management firms (together the “Wealth Advisors”). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, non-profit institutions, and leading senior executives of large companies throughout the U.S. and abroad. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational giving planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New England, New York, Pennsylvania, and Northern California.

2. MERGERS AND ACQUISITIONS

The Company completed one business combination in 2008, two in 2007 and one in 2006. All were accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, core deposit intangibles, and other purchase accounting adjustments, if applicable, were recorded upon the completion of each acquisition.

The Company’s strategy is to build a national wealth management enterprise comprised of independently operated affiliate partners located in key regions of the U.S. that offer private banking, wealth advisory and investment management services to the high net worth marketplace, selected businesses and institutions. The Company enters demographically attractive markets through a selective acquisition process and then expands by way of organic growth. The Company provides strategic and compliance oversight and access to resources, both financial and intellectual to support affiliate management.

On February 1, 2008, the Company acquired a 70.1% interest in DTC. DTC is a wealth management company chartered as a trust company by the Commonwealth of Pennsylvania and located in the “Main Line” area of Philadelphia. At the closing of the transaction, the Company paid approximately $3.3 million in cash, which represents approximately 50% of the total estimated consideration at closing. The remaining consideration will be paid over the next three years contingent upon DTC’s financial performance. All earn-out payments will be paid in 100% cash. Goodwill of approximately $0.5 million, which is expected to be deducted for tax purposes, was recorded as part of the purchase price. The acquisition of DTC provides the Company the opportunity to further expand its business and establishes the Company’s footprints in the growing Philadelphia market.

Contingent payments for the DTC transaction are additional costs of the acquisition and will be recorded as goodwill. The Company accrued approximately $0.2 million as of December 31, 2008, which represents the estimated contingent payment earned in 2008 and due in 2009. The remaining future payments are contingent upon DTC’s financial performance and, therefore, are not determinable beyond a reasonable doubt. As such the Company has not accrued these future payments.

On June 30, 2008, the Company completed the re-equitization of Westfield. As a result of the re-equitization, the Company is entitled to approximately the first $30 million of pre-tax earnings (the “Preferred Interest”) and one-third of any excess over that amount on an annual basis. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of the Preferred Interest. In addition the Company granted Westfield management a call option to purchase 50% of its remaining interest in two years and 100% of the remaining interest in six years. Although the key employees of Westfield have control of the entity as of June 30, 2008, the Company has 100% of the investment at risk in the entity. Therefore, Westfield meets the definition of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities (Revised December 2003)—an Interpretation of ARB No.51 (“FIN 46(R)”), and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate it. As there were no newly consolidated assets or liabilities, the Company retained its previous basis in the net assets of Westfield in consolidation.

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

On August 1, 2007, BPFH increased its ownership interest in BOS from 49.7% to approximately 60.9%. In conjunction with the transaction, BOS’s financial results beginning August 1, 2007 are included in the Company’s consolidated financial statements. BOS’s operating results for the first seven months of 2007 were accounted for under the equity method of accounting, and are included with other income. The Company increased its ownership in August of 2008 to approximately 70%.

On July 1, 2007, the Company acquired Charter Financial Corporation, the holding company of Charter, a Washington chartered commercial bank, situated in the Puget Sound region. In the transaction, the Company acquired 100% of Charter Financial Corporation’s common stock through the issuance of approximately 1.5 million shares of BPFH common stock valued at $42.5 million and $29.4 million in cash payments to shareholders, including stock options. The purchase price was approximately $77.2 million, which included the trust preferred debt assumed and the Company’s transaction costs. In addition, the Company contributed $6.5 million of capital to Charter at acquisition.

On June 1, 2006, the Company acquired Anchor, a newly created holding company that owns 80% of the profits interests in Anchor Capital, a value-oriented investment adviser and 80% of the profits interests in Anchor/Russell, which structures disciplined and sophisticated investment management programs. The Company owns 100% of Anchor and the financial results of Anchor Capital and Anchor/Russell are consolidated for financial reporting purposes since the date of acquisition. At the closing of the transaction, the Company paid approximately $55.4 million plus acquisition costs of approximately $1.3 million, in a combination of cash and common stock, which represents approximately 68% of the total estimated consideration at closing. The remaining consideration will be paid over the next four years contingent upon Anchor’s financial performance. All earn-out payments will be paid with BPFH common stock. The consideration paid at closing consisted of approximately 981 thousand shares of newly issued BPFH common stock (of which 278,465 have been registered for resale on Form S-3, effective June 1, 2006) and approximately $25.4 million in cash. Goodwill of approximately $38.5 million, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation. The acquisition of Anchor gives the Company access to the SMA market, expands the Company’s investment value disciplines and enhances asset allocation services within the Company.

Contingent payments for the Anchor transaction are additional costs of the acquisition and will be recorded as goodwill. Anchor shareholders had the option of accelerating 100% of the deferred contingent merger consideration at the time of closing the acquisition, and therefore would not participate in the earn-out payments. Pursuant to the Anchor merger agreement, the earn-out payments for each of the years ended 2006 through 2010 are to be paid to the shareholders of Anchor Capital and Anchor/Russell who elected that option in proportion to their respective ownership immediately prior to the acquisition. The Company accrued approximately $10.5 million as of December 31, 2008, which represents the estimated contingent payment earned in 2008 and due in 2009. The remaining future payments are contingent upon Anchor achieving certain earnings goals through a five-year earn-out period and, therefore, are not determinable beyond a reasonable doubt. As such, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has not accrued these future payments. The annual earn-out payments are based on the compound annual growth rate (“CAGR”) of Anchor’s annual earnings before interest, taxes, depreciation, and amortization (“Anchor EBITDA”), as defined in the Anchor merger agreement, over the base year Anchor EBITDA. A multiple, which varies based on the CAGR is then applied to 80% of the annual Anchor EBITDA to calculate the amount of the contingent payment. The Anchor merger agreement does not provide for a minimum payment, nor does it cap the total amount that may be paid. Therefore, future contingent payments will depend on the financial results of Anchor.

In addition to the earn-out, certain employees and former shareholders of Anchor Capital and Anchor/Russell purchased, for fair value, profits interests units representing in the aggregate a 20% interest in the profits and losses of Anchor in periods following the acquisition, which is reflected in the accompanying consolidated balance sheets as a minority interest in “Other Liabilities” and is included in “Minority interest” in the consolidated statements of operations. The profits interests units entitle the holder to share pro-rata in the earnings of Anchor for as long as they are held. Pursuant to the terms of the transaction, the Company and the profits interests unit holders have under certain circumstances, the right to call and put, respectively, the profits interests units at a price based on the then fair value.

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

The Company applies the equity method of accounting to investments that the Company or its subsidiaries do not hold a majority interest in, but have the ability to exercise significant influence over operations. The Company includes its proportionate share of earnings of equity method investments within other income on the consolidated statements of operations. Equity method investments, which include the minority interests in Coldstream Holdings, affordable housing partnerships, and other partnership holdings, were $9.5 million and $9.8 million at December 31, 2008 and 2007 respectively, and included in other assets on the consolidated balance sheets. BOS was included in equity method investments at December 31, 2006, and until it was consolidated in the 3rd quarter of 2007 after BPFH’s ownership increased to 60.9%.

The financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications have been made to prior year’s financial statements to conform to the current year’s presentation.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, evaluation of potential impairment of goodwill and other intangibles, stock-based compensation, and income taxes. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets under management and advisory at the Company’s consolidated affiliates totaled $27.7 billion, $36.6 billion and $29.8 billion at December 31, 2008, 2007 and 2006, respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers within the New England, New York City, Northern and Southern California, South Florida, and Pacific Northwest regions of the country. The Company does not believe it has any significant concentrations in any one industry or customer. Part II. Item 8. “Financial Statements and Supplementary Data—Note 6: Investment Securities”, highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data—Note 7: Loans Receivable”, describes the concentration of the Private Banking loan data based on the location of the lender.

The current economic environment has increased the degree of uncertainty inherent in the value of the collateral for construction and land loans. These loans are considered to be more risky due to the nature of the collateral. The Banks have approximately $696.8 million of construction and land loans at December 31, 2008, which represents 13% of total loans.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.

Cash and Due from Banks

Each Bank is required to maintain average reserve balances in an account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2008, the daily amount required to be held in the aggregate for banking affiliates was $19.4 million.

Investment Securities

Investments available-for-sale are reported at fair value, with unrealized gains and losses credited or charged, net of estimated tax effect, to accumulated other comprehensive income. Investments held-to-maturity are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

Investments available-for-sale are carried at estimated fair value. Effective January 1, 2008, estimated fair value is determined by applying the valuation framework specified in FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

If a decline in fair value below the amortized cost basis of an investment security is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and the likelihood that the Company will be able to collect principal and interest according to contractual terms. The amount of the write down is included as a charge against gain on sale of investments and a new cost basis for the investment is established.

Loans Held for Sale

Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans transferred to the held for sale category are carried at the lower of cost or fair value in accordance with FAS 157.

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

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements. Impaired loans are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment is based on the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period income when a loan is initially classified as impaired. Interest received on impaired loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan’s principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged-off are credited to the allowance as amounts are received.

The allowance for loan losses is determined based on guidance issued in December of 2006 by the Federal Financial Institutions Examination Council (“FFIEC”). The FFIEC issued a revised Allowance for Loan Loss Policy Statement to clarify how banks should calculate and document their allowance for loan losses. The FFIEC guidance prior to the December 2006 update was similar in requiring banks to include the qualitative factors listed below. Our Banks included these qualitative factors in calculating the appropriate amount of allowance for loan losses required. The allowance is segregated into three components: “general,” “specific” and “unallocated.” The general component is determined by applying FDIC historical loss rates by loan type and adjusted for the following qualitative factors:

•	Loss and recovery trends

•	Problem loan (delinquencies) trends

•	Non accrual trends

•	Quality of loan review system

•	Nature and volume of the loan portfolio

•	Lending policies and procedures

•	Experience, ability, and depth of management

•	Concentrations of credit

Each one of the above qualitative factors is assigned a loss rate (percentage), if applicable. Each one of our Bank’s makes an independent determination of the applicable loss rate for these factors based on their relevant local market conditions, credit quality, and portfolio mix. Each quarter, all of the Banks review the loss factors to determine if there have been any changes which would result in a change to the current loss rate.

In addition to historical loss rates, the Banks allowance for loan loss methodologies provide for management to take into account updated appraisals of the collateral on loans with particular attention on a risk priority basis for those loans which can be more volatile such as construction and land loans. Further, when loans are subject to renewal, an update on the financial condition of the borrower and a new appraisal is generally required. During periods of rapid market deterioration, real estate broker opinions of value may be substituted for appraisals.

The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management’s judgment of the effect of known relevant internal and external factors that affect loan collectability in estimating probable losses incurred as of the financial reporting date including economic conditions in the Banks’ local markets, borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors.

While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment

Premises and equipment consists of leasehold improvements, equipment, buildings and land. Equipment consists primarily of computer equipment, art, and furniture and fixtures. Premises, and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Neither land nor art are depreciated.

Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized over a period of 10-12 years. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally 2-4 years.

The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The intangible impairment test is performed at the affiliate level, as each affiliate is considered a reporting unit under FASB Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”).

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The fair value of each affiliate partner is determined using a discounted cash flow analysis and/or by review of comparable market multiples. If the fair value is determined to be less than the carrying value, an additional analysis is performed to determine if carrying amount of the goodwill exceeds its estimated fair value. The excess goodwill is recognized as an impairment loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

Debt issuance costs related to the issuance of long-term debt are recorded as an asset. The costs associated with the debt are amortized using the effective-yield method over the life of the securities. The Company had approximately $3.8 million and $6.2 million in debt issuance costs at December 31, 2008 and 2007, respectively.

Investment Tax Credits

We record low-income housing and rehabilitation investment tax credits using the equity method in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 94-1, Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects. The equity method recognizes tax credits in the same year they are allowed for tax reporting purposes.

Stock-Based Incentive Plans

At December 31, 2008, the Company has three stock-based incentive compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire an interest in the Company. Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value based method in accordance with the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (Revised), Share-Based Payment (“FAS 123(R)”), using the modified retrospective application method. Under the modified retrospective application method, the Company has adjusted all applicable prior periods to reflect the effects of applying FAS 123(R). See Part II. Item 8. “Financial Statements and Supplementary Data—Note 20: Employee Benefits”, for more information on stock based compensation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic and diluted earnings per share (“EPS”) information for all periods is presented according to the requirements of FASB Statement No. 128, Earnings per Share. Basic EPS is computed by dividing net (loss)/income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities or Series B Preferred securities. Additionally, interest expense (net of tax), warrant expense, and dividends and accretion related to preferred and convertible securities are added back to net (loss)/income available to common stockholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.

The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net (loss)/income as reported	$(388,752)	$4,170	$54,373
Accretion of beneficial conversion feature(1)	(32,053)	—	—
Accretion on Series C Preferred securities discount(2)	(126)	—	—
Dividends paid and/or accrued on preferred securities	(850)	—	—

Numerator for earnings per share	(421,781)	4,170	54,373
Interest on convertible trust preferred securities, net of tax(3)	—	—	3,060

Numerator for diluted earnings per share	$(421,781)	$4,170	$57,433

Weighted average basic common shares outstanding	47,528	36,732	35,453
Dilutive effect of:
Stock options, stock grants and other(3)	—	1,583	1,453
Convertible trust preferred securities(3)	—	—	3,183
Convertible Preferred securities(3)	—	—	—
Warrants(3)	—	—	—

Dilutive potential common shares	—	1,583	4,636

Average diluted common shares outstanding	47,528	38,315	40,089

Per share data:
Basic (loss)/earnings per share	$(8.87)	$0.11	$1.53
Diluted (loss)/earnings per share	$(8.87)	$0.11	$1.43

(1)	See Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Equity” for description of the preferred securities issued during 2008 that gave rise to the beneficial conversion feature. In accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions, the beneficial conversion feature is accounted for as a preferred stock dividend and reduces income available to common shareholders.
(2)	See Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Equity” for description of the preferred securities issued during 2008 that gave rise to the accretion of the discount at issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The diluted EPS computation for the year ended December 31, 2008 does not assume: exercise or contingent issuance of the options or other dilutive securities; conversion of the convertible trust preferred securities or Series B preferred securities; nor the exercise of the warrants because the result would be anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation for the three years ended December 31, 2008 is as follows:

	2008	2007	2006
		(in thousands)
Potential common shares from:
Effect of diluted stock options, grants and other	1,262	—	—
Effect of convertible trust securities	3,208	3,184	—
Effect of convertible preferred securities	4,178	—	—
Effect of dilutive warrants	369	—	—

Total	9,017	3,184	—

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 are effective for fiscal years beginning after December 31, 2008. Management believes that FAS 141R will have an impact on future acquisitions and the extent of the impact will be determined at the time of the acquisition. Additionally, management has assessed the impact of FAS 160 and the minority interest currently classified as a liability will be reclassified to mezzanine equity and permanent equity in the amounts of $8.7 million and $3.5 million, respectively. Additionally, mezzanine equity will be increased by approximately $44.7 million for an estimated total of approximately $53.4 million, which will be offset to and result in a decrease in additional paid-in capital of approximately $44.7 million. This will take effect in the first quarter of 2009.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to clarify the accounting for repurchase financings under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FSP requires that certain repurchase arrangements be accounted for as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives and recognized at fair value in the financial statements. The statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material impact on the financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material impact on the financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires the issuer of certain convertible securities that may be settled partially in cash on conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP applies to the Contingent Convertible Senior Notes discussed in Part II, Item 8, “Financial Statements and Supplementary Data—Note 15: Junior Subordinated Debentures and Other Long-Term Debt” and will require retroactive application for the Company’s 2007 and 2008 financial statements. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that this FSP will have a significant effect on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, to clarify that non-vested shares issued to employees as compensation are considered participating securities prior to vesting. As a result of this FSP, a company with outstanding non-vested shares will be required to apply the two-class method in determining earnings per share. This statement will be effective for the Company in the first quarter of 2009. Management has assessed the impact and does not believe that the adoption of this FSP will have a material effect on earnings per share.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of FAS 157 in a market that is not active. The FSP gives an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP was effective upon issuance. Management does not believe that the adoption of this FSP will have a material effect on earnings.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which expands disclosure requirements. This FSP is effective for the first quarter of 2009. The statement will have no effect on the accounting related to the transfer of financial assets or variable interest entities at the Company, but will require enhanced disclosures.

4. COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other comprehensive income and related tax effect for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Other comprehensive income:
	Pre-tax	Tax expense/ (benefit)	Net
		(In thousands)
2006
Unrealized gains on securities available-for-sale	$2,314	$788	$1,526
Unrealized loss on cash flow hedge	(448)	(178)	(270)
Add: adjustment for ineffective portion and scheduled reclass	21	8	13

Net unrealized loss on cash flow hedge	(427)	(170)	(257)

Unrealized loss on other	(166)	(66)	(100)

Other comprehensive income	$1,721	$552	$1,169

2007
Unrealized gains on securities available-for-sale	$7,238	$2,836	$4,402
Less: adjustment for realized gains	2	1	1

Net unrealized gains on securities available-for-sale	7,236	2,835	4,401

Unrealized gain on cash flow hedge	1,071	398	673
Add: adjustment for ineffective portion and scheduled reclass	168	63	105

Net unrealized gain on cash flow hedge	1,239	461	778

Unrealized gain on other	355	142	213

Other comprehensive income	$8,830	$3,438	$5,392

2008
Unrealized gains on securities available-for-sale	$12,531	$4,932	$7,599
Less: adjustment for realized gains	2,272	804	1,468

Net unrealized gains on securities available-for-sale	10,259	4,128	6,131

Unrealized gain on cash flow hedge	3,839	1,512	2,327
Add: scheduled reclass and other	215	89	126

Net unrealized gain on cash flow hedge	4,054	1,601	2,453

Unrealized loss on other	(349)	(135)	(214)

Other comprehensive income	$13,964	$5,594	$8,370

The following table details the components of the Company’s accumulated other comprehensive income/ (loss) for the three years ended December 31:

	2008	2007	2006
		(In thousands)
Accumulated Other Comprehensive Income:
Unrealized gains (losses) on securities available-for-sale, net of tax	$8,639	$2,508	$(1,893)
Unrealized gain (loss) on cash flow hedge, net of tax	2,933	480	(298)
Unrealized gain (loss) on other, net of tax	(101)	113	(100)

Accumulated other comprehensive income (loss)	$11,471	$3,101	$(2,291)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REPORTABLE SEGMENTS

Management Reporting

The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (“Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.

Prior to 2008, the Company reported revenues, net income, assets, and other significant items on each separate affiliate partner, the Holding Company and on the inter-segment eliminations. Effective January, 2008, as a result of the concentration of affiliates in each function, the Company’s management structure was reorganized to create Segment CEO positions to manage the reportable segments. The Segment CEOs have full authority and responsibility for the performance and the allocation of resources within their respective segments, and report to the Company’s CEO and President who are the Company’s Chief Operating Decision Makers. There is currently one Segment CEO for the Private Banking segment, and one Segment CEO who is responsible for both the Wealth Advisory and Investment Management segments.

Description of Reportable Segments

A description of each segment, except the Holding Company, is provided in Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Organization”.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies”. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment CEOs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Reportable Segment Items

The following tables are a reconciliation of revenues, segment profit, assets, and other significant items of reportable segments:

	Net interest income			Fees and other income			Total revenues
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In thousands)			(In thousands)			(In thousands)
Banks	$214,907	$200,022	$185,434	$38,819	$40,207	$33,419	$253,726	$240,229	$218,853
Investment Management	692	1,003	543	120,745	138,528	109,446	121,437	139,531	109,989
Wealth Advisory	532	439	271	49,837	36,692	27,308	50,369	37,131	27,579

Total segments	216,131	201,464	186,248	209,401	215,427	170,173	425,532	416,891	356,421

Holding company and eliminations	(14,124)	(13,543)	(12,735)	20,101	300	1,168	5,977	(13,243)	(11,567)

Total company	$202,007	$187,921	$173,513	$229,502	$215,727	$171,341	$431,509	$403,648	$344,854

	Operating expense and minority interest			Income taxes			Segment (loss)/income(1)
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In thousands)			(In thousands)			(In thousands)
Banks	$406,007	$184,600	$136,880	$(60,669)	$18,684	$26,803	$(303,086)	$12,034	$48,991
Investment Management	187,646	122,285	72,921	948	7,964	15,846	(67,157)	9,282	21,222
Wealth Advisory	51,425	29,749	23,507	243	3,211	1,833	(1,299)	4,171	2,239

Total segments	645,078	336,634	233,308	(59,478)	29,859	44,482	(371,542)	25,487	72,452

Holding company and eliminations	32,778	23,681	20,840	(9,591)	(15,607)	(14,328)	(17,210)	(21,317)	(18,079)

Total company	$677,856	$360,315	$254,148	$(69,069)	$14,252	$30,154	$(388,752)	$4,170	$54,373

	Segment assets			Amortization of intangibles			AUM(2)
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In thousands)			(In thousands)			(In millions)
Banks	$6,907,119	$6,500,989	$5,456,750	$5,300	$6,341	$6,558	$4,066	$4,738	$4,012
Investment Management	171,587	226,369	250,294	5,279	6,752	5,783	15,619	23,058	19,809
Wealth Advisory	93,555	91,161	58,662	1,712	1,137	1,000	8,244	9,055	6,241

Total segments	7,172,261	6,818,519	5,765,706	12,291	14,230	13,341	27,929	36,851	30,062

Holding company and eliminations	94,077	(388)	(2,162)	152	254	308	(268)	(286)	(238)

Total company	$7,266,338	$6,818,131	$5,763,544	$12,443	$14,484	$13,649	$27,661	$36,565	$29,824

(1)	Earnings for the year ended December 31, 2008 were reduced by $66.0 million for the non-cash compensation charge for the equity ownership restructuring of Westfield, by $286.8 million for the impairment of goodwill and intangibles, by $211.5 million for the Company’s provision for loan losses, and by $2.2 million for the warrant expense.
These reductions were slightly offset by the gains the Company recognized for the year ended December 31, 2008 of $22.5 million from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027. The Company’s effective tax rate for the year ended December 31, 2008 is not consistent with the Company’s 2007 effective tax rate as a result of the non-deductible goodwill impairment charges and the non-deductible Westfield re-equitization awards.
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 19: Income Taxes” for further detail.
(2)	Assets Under Management (“AUM”) for 2008 includes the acquired AUM of DTC of $0.9 billion. The Company acquired a 70.1% interest in DTC on February 2008. DTC is included in the Wealth Advisory segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
		(In thousands)
At December 31, 2008
Available-for-sale securities at fair value:
U.S. Government	$8,527	$47	$—	$8,574
U.S. Agencies	264,708	3,868	(6)	268,570
Corporate bonds	22,826	407	—	23,233
Municipal bonds	208,084	4,977	(118)	212,943
Mortgage-backed securities	276,319	5,589	(553)	281,355
Other	6,818	100	(158)	6,760

Total	$787,282	$14,988	$(835)	$801,435

Held-to-maturity securities at amortized cost:
U.S. Government	$5,245	$127	$—	$5,372
Mortgage-backed securities	4,936	87	(3)	5,020
Other	19,339	—	(3)	19,336

Total	$29,520	$214	$(6)	$29,728

At December 31, 2007
Available-for-sale securities at fair value:
U.S. Government	$12,168	$28	$—	$12,196
U.S. Agencies	325,986	1,429	(102)	327,313
Corporate bonds	27,145	14	(147)	27,012
Municipal bonds	230,586	2,207	(177)	232,616
Mortgage-backed securities	52,293	884	(177)	53,000
Other	5,371	69	(134)	5,306

Total	$653,549	$4,631	$(737)	$657,443

Held-to-maturity securities at amortized cost:
U.S. Government	$3,237	$96	$—	$3,333
U.S. Agencies	1,993	—	(1)	1,992
Mortgage-backed securities	6,263	7	(12)	6,258
Other	1,590	—	(10)	1,580

Total	$13,083	$103	$(23)	$13,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturities of investment securities available-for-sale, based on contractual maturity, at December 31, 2008, and the weighted average yields of such securities:

	U.S. Government			U.S. Agencies
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
		(In thousands)			(In thousands)
Within one year	$8,527	$8,574	1.18%	$58,515	$58,816	2.95%
After one, but within five years	—	—	—	181,217	184,623	3.92%
After five, but within ten years	—	—	—	24,976	25,131	5.10%
After ten years	—	—	—	—	—	—

Total	$8,527	$8,574	1.18%	$264,708	$268,570	3.82%

	Corporate Bonds			Municipal Bonds
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield(2)
	(In thousands)			(In thousands)
Within one year	$—	$—	—	$11,375	$11,438	3.83%
After one, but within five years	22,826	23,233	6.19%	119,409	122,457	5.22%
After five, but within ten years	—	—	—	68,068	69,501	5.51%
After ten years	—	—	—	9,232	9,547	5.46%

Total	$22,826	$23,233	6.19%	$208,084	$212,943	5.25%

	Mortgage Backed Securities(1)			Other Investment Securities
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)			(In thousands)
Within one year	$—	$—	—	$917	$783	2.70%
After one, but within five years	16,580	16,699	4.28%	2,000	1,989	4.96%
After five, but within ten years	14,765	15,177	5.03%	499	508	5.79%
After ten years	244,974	249,479	5.04%	3,402	3,480	4.38%

Total	$276,319	$281,355	5.00%	$6,818	$6,760	4.43%

(1)	Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Certain securities are callable before their final maturity.
(2)	Shown on a fully taxable equivalent (FTE) basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturities of investment securities held-to-maturity, based on contractual maturity, at December 31, 2008, and the weighted average yields of such securities:

	U.S. Government			Mortgage Backed Securities(1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)			(In thousands)
Within one year	$3,246	$3,275	2.51%	$—	$—	—
After one, but within five years	1,999	2,097	4.53%	1,505	1,538	4.63%
After five, but within ten years	—	—	—	2,349	2,403	4.90%
After ten years	—	—	—	1,082	1,079	4.87%

Total	$5,245	$5,372	3.28%	$4,936	$5,020	4.81%

	Other Investment Securities
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$17,850	$17,850	2.42%
After one, but within five years	500	500	2.66%
After five, but within ten years	—	—	—
After ten years	989	986	4.38%

Total	$19,339	$19,336	2.52%

(1)	Mortgage-backed securities are shown based on their final maturity, but due to prepayments, they are expected to have shorter lives. Certain securities are callable before their final maturity.

The weighted average remaining maturity of investment securities available-for-sale at December 31, 2008, was 8.39 years. As of December 31, 2008, approximately $275.5 million of investment securities available-for-sale were callable before maturity. The weighted average yield is calculated based on average amortized cost which does not include the effect of unrealized changes in market value that are reflected as a component of stockholders’ equity.

The following table presents the realized gains and losses, as well as other-than-temporary impairment writedowns of securities available-for-sale:

	Year ended December 31,
	2008 Realized		2007 Realized		2006 Realized
	Gains	Losses	Gains	Losses	Gains	Losses
			(In thousands)
Sales	$2,422	$(29)	$14	$(12)	$4	$(4)
Other-than-temporary impairment writedowns	—	(121)	—	—	—	—

Total realized gains/ (losses)	$2,422	$(150)	$14	$(12)	$4	$(4)

Net proceeds from sales of securities available-for-sale for the years ended December 31, 2008, 2007 and 2006 were $107.1 million, $0.1 million and $0.1 million, respectively. $25.5 million of securities sold in 2008 settled in 2009. The proceeds for these unsettled trades were included in other assets on the balance sheet as of December 31, 2008. Gains and losses are recorded on the trade date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth information regarding securities at December 31, 2008 and 2007 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
At December 31, 2008
Available-for-sale securities:
U.S. Agencies	$4,328	$(6)	$—	$—	$4,328	$(6)
Municipal bonds	10,260	(118)	—	—	10,260	(118)
Mortgage-backed securities	39,731	(435)	5,984	(118)	45,715	(553)
Other	2,112	(52)	91	(106)	2,203	(158)

Total	$56,431	$(611)	$6,075	$(224)	$62,506	$(835)

Held-to-maturity securities:
Mortgage-backed securities	$461	$(3)	$—	$—	$461	$(3)
Other	985	(3)	—	—	985	(3)

Total	$1,446	$(6)	$—	$—	$1,446	$(6)

At December 31, 2008, the above U.S. Agencies securities are comprised of two securities available-for-sale which are guaranteed by an agency of the U.S. Government. The above municipal bonds are comprised of 15 securities available-for sale which have a Moody’s credit rating of at least Aa-3. The above mortgage-backed securities are comprised of seven securities available-for-sale and one security held-to-maturity, which were guaranteed by either the Federal Home Loan Mortgage Corp. (“FHLMC”), the Federal National Mortgage Association (“FNMA”) or the Government National Mortgage Association (“GNMA”). The above Other Investments are comprised of 51 securities available-for-sale which are either equity securities or CRA-qualified investment funds and one security held-to-maturity which is an asset-backed security. The Company does not consider these investments other-than-temporarily impaired because the decline in market value on bank investments is primarily attributed to changes in interest rates and not credit quality, the Company has the intent and ability to hold these investments until a market price recovery or maturity, and the Company believes it will be able to collect principal and interest according to contractual terms. Decisions to hold or sell securities are influenced by the Banks’ need for liquidity, alternative investments, risk assessment, and asset liability management.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
At December 31, 2007
Available-for-sale securities:
U.S. Agencies	$35,726	$(38)	$24,620	$(64)	$60,346	$(102)
Corporate bonds	14,706	(109)	2,962	(38)	17,668	(147)
Municipal bonds	5,178	(8)	33,667	(169)	38,845	(177)
Mortgage-backed securities	1,385	(18)	7,615	(159)	9,000	(177)
Other	159	(36)	4,402	(98)	4,561	(134)

Total	$57,154	$(209)	$73,266	$(528)	$130,420	$(737)

Held-to-maturity securities:
U.S. Agencies	$—	$—	$1,992	$(1)	$1,992	$(1)
Mortgage-backed securities	—	—	4,353	(12)	4,353	(12)
Other	—	—	981	(10)	981	(10)

Total	$—	$—	$7,326	$(23)	$7,326	$(23)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the above U.S. Agencies securities are comprised of 19 securities available-for-sale, and one held-to-maturity security which is guaranteed by an agency of the U.S. Government. The above Corporate Bonds are comprised of four securities available-for-sale with a Moody’s credit rating of at least Baa-1. The above municipal bonds are comprised of 37 securities available-for-sale which have a Moody’s credit rating of at least Aa-3. The above mortgage-backed securities are comprised of seven securities available-for-sale, and five securities held-to-maturity, which were guaranteed by either the Federal Home Loan Mortgage Corp. (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). The above Other Investments are comprised of 29 securities available-for-sale which are either equity securities or CRA-qualified investment funds and one security held-to-maturity which is an asset-backed security. Because the decline in market value is primarily attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Decisions to hold or sell securities are influenced by the Banks’ need for liquidity, alternative investments, risk assessment, and asset liability management.

Cost method investments, which are included in other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at December 31, 2008. The cost method investments with unrealized losses at December 31, 2007 were comprised of one investment with an amortized cost of $0.5 million. This investment had been in an unrealized loss position for more than twelve months as of December 31, 2007, however the Company did not consider it other-than-temporarily impaired. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.

The Company had $22.3 million and $22.7 million in cost method investments included in other assets at December 31, 2008 and 2007, respectively.

The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2008:

	Amortized Cost	Fair Value
	(In thousands)
Federal Home Loan Bank	$106,388	$108,059
Federal Home Loan Mortgage Corporation	132,554	134,233
Federal National Mortgage Association	140,594	142,568
Government National Mortgage Association	147,193	150,851

Total	$526,729	$535,711

7. LOANS RECEIVABLE

The Banks’ lending activities are conducted principally in New England, Northern and Southern California, South Florida, and the Pacific Northwest. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and consumer loans. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the lending area. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and the real estate, including construction, sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, Northern and Southern California, South Florida, and the Pacific Northwest economies and real estate markets. Included in total loans are $2.9 million and $6.0 million of net deferred loan fees as of December 31, 2008 and 2007, respectively. Mortgage loans serviced for others totaled $76.0 million and $77.7 million at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the loan portfolio based on the geography of the lender. The concentration of the Private Banking loan data is based on the location of the lender. Loans from the Holding Company to certain principals of the Company’s affiliate partners, loans at the Company’s non-banking segments and inter-company loan eliminations are identified as Eliminations.

	December 31, 2008	December 31, 2007
	(In thousands)
Commercial loans:
New England	$986,381	$861,992
Northern California	821,308	698,353
Southern California	220,636	265,651
South Florida	322,639	339,710
Pacific Northwest	129,727	153,686
Eliminations	(1,144)	(962)

Total commercial loans	$2,479,547	$2,318,430

Construction and land loans:
New England	$107,991	$123,242
Northern California	225,536	146,075
Southern California	21,477	261,172
South Florida	265,075	268,731
Pacific Northwest	76,713	64,431

Total construction and land loans	$696,792	$863,651

Residential mortgage loans
New England	$1,087,843	$1,022,155
Northern California	211,976	152,417
Southern California	29,204	12,763
South Florida	549,601	553,356
Pacific Northwest	23,858	24,526

Total residential mortgage loans	$1,902,482	$1,765,217

Home equity and other consumer loans
New England	$87,619	$55,802
Northern California	78,159	50,700
Southern California	15,333	4,204
South Florida	209,466	191,820
Pacific Northwest	2,683	4,164
Other	6,575	5,912

Total Home equity and other consumer loans	$399,835	$312,602

Total Loans	$5,478,656	$5,259,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Private Banking credit quality data based on the geography of the lender. The concentration of the Private Banking credit quality data is based on the location of the lender.

	December 31, 2008	December 31, 2007
	(In thousands)
Classified loans:(1)
New England	$3,210	$12,807
Northern California	10,875	—
Southern California	14,274	80,499
South Florida	57,495	25,559
Pacific Northwest	34,968	1,236

Subtotal classified loans	120,822	120,101

Loans held for sale	27,219	—

Total classified loans	$148,041	$120,101

Non-accrual loans:
New England	$4,098	$7,390
Northern California	6,102	—
Southern California	10,666	26,725
South Florida	29,942	18,508
Pacific Northwest	15,905	—

Subtotal non-accrual loans	66,713	52,623

Loans held for sale	27,219	—

Total non-accrual loans	$93,932	$52,623

Loans 30-89 days past due:(2)
New England	$6,641	$9,412
Northern California	5,080	479
Southern California	6,276	8,453
South Florida	5,072	3,944
Pacific Northwest	658	75

Total loans 30-89 days past due	$23,727	$22,363

Other real estate owned & repossessed assets:
New England	$2,378	$—
Northern California	—	—
Southern California	7,117	1,186
South Florida	1,861	—
Pacific Northwest	3,343	—

Total other real estate owned and repossessed assets	$14,699	$1,186

(1)	Classified loans include loans classified as either substandard, doubtful or loss.
(2)	Loans are categorized as past due when the borrower’s scheduled monthly payment is past due one calendar month or at a bank’s option, when the scheduled payment is due and unpaid for 30 days or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s non-performing assets increased $54.8 million, or 102%, to $108.6 million or 1.49% of total assets, at December 31, 2008, from $53.8 million or 0.79% of total assets, at December 31, 2007. Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets.

Total non-accrual loans at December 31, 2008 were $93.9 million, an increase of $41.3 million, or 78%, from $52.6 million at December 31, 2007. Further decline in market values of the collateral for the non-accrual loans could result in additional future expense depending on the timing and severity of the decline.

OREO consists of nine properties with a carrying value of $14.7 million at December 31, 2008, an increase of $14.0 million from December 31, 2007. The increase was due to eight additional properties—two in New England, two in the Pacific Northwest, one in Southern California, and three in South Florida. There was one repossessed asset whose carrying value was written down to zero as of December 31, 2008, a decrease of $0.5 million from December 31, 2007. The fair value of OREO is defined as the cash price that might reasonably be anticipated in a current sale (within 12 months), less estimated selling costs, or, in the event that a current sale is unlikely, all cash flows generated by the property on a discounted basis.

At December 31, 2008, loans with an aggregate balance of $23.7 million, or 0.43% of total loans, were 30-89 days past due, an increase of $1.4 million, or 6%, as compared to $22.4 million at December 31, 2007. There are no past due loans in the loans held for sale category. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to delinquent loans being put on non-accrual status, with a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Company discontinues the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the Company believes that full principal and interest due on the loan is collectible. There were no loans 90 days past due, but still accruing, as of December 31, 2008 or December 31, 2007. There were less than $0.1 million in loans 90 days past due, but still accruing, as of December 31, 2006.

Interest income that would have been recorded on non-accrual loans in accordance with the loans’ original terms would have been $12.0 million in 2008, $4.9 million in 2007 and $0.9 million in 2006, compared with amounts that were actually recorded of $6.5 million, $2.1 million and $0.3 million, respectively.

Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Bank’s management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, loss, or doubtful based on the rating system adopted by the Banks based on criteria established by federal bank regulatory authorities. At December 31, 2008, the Company had classified loans of $148.0 million, an increase of $27.9 million, or 23%, as compared to $120.1 million at December 31, 2007. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in South Florida and the Pacific Northwest.

Non-performing assets, delinquent loans, and classified loans are impacted by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in market values of the collateral for non-performing assets or classified loans could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired loans totaled $94.8 million as of December 31, 2008, an increase of $44.8 million, or 90%, as compared to $50.0 million at December 31, 2007. Impaired loans are generally included with the balance of classified loans. $46.5 million of impaired loans had specific reserves of $14.2 million, $48.3 million of impaired loans did not have any specific reserves. For loans classified as impaired, the Company recognized $0.3 million of interest income in 2008 while the loans were considered impaired. No interest income was recognized on impaired loans in 2007 and there was an immaterial amount of impaired loans in 2006. The average investment in impaired loans in 2008 and 2007 was $163.3 million and $17.2 million, respectively.

Loans to senior management, executive officers, and directors are generally made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. One of our banks has an Employee Loan Program that provides eligible employees, including senior management and executive officers, with a beneficial rate on mortgage loans. The bank had $6.3 million and $8.7 million in such loans at December 31, 2008 and 2007, respectively.

The following table presents a summary of the activity of loans to senior management, executive officers, and directors:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands)
Balance at beginning of year	$29,021	$28,713
Additions	12,751	14,779
Repayments	(12,093)	(14,548)
Addition due to acquisition	—	77

Balance at end of year	$29,679	$29,021

8. ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is an analysis of the Company’s allowance for credit losses for the periods indicated:

	At and for the year ended December 31,
	2008	2007	2006
	(In thousands)
Ending gross loans	$5,478,656	$5,259,900	$4,311,252

Allowance for loan losses, beginning of period	$70,992	$43,387	$37,607
Provision for loan losses	211,474	24,911	6,179
Charge-offs	(193,485)	(745)	(898)
Recoveries	311	667	499
Acquisition and other	—	2,772	—

Allowance for loan losses, end of period	$89,292	$70,992	$43,387

Reserve for unfunded loan commitments, beginning of period	$6,055	$5,586	$4,747
(Credit)/ provision for unfunded loan commitments	(1,967)	369	839
Acquisition	—	100	—

Reserve for unfunded loan commitments, end of period	$4,088	$6,055	$5,586

Allowance for credit losses, end of period	$93,380	$77,047	$48,973

Allowance for loan losses to ending gross loans	1.63%	1.35%	1.01%
Allowance for credit losses to ending gross loans	1.70%	1.46%	1.14%

9. DERIVATIVES

The Company’s objective in using derivatives is to add stability to interest income and to manage exposure to changes in interest rates. To accomplish this objective, one of the affiliate Banks entered into a $100 million prime-based interest rate floor (the “Floor”) to protect against movements in interest rates below the Floor’s strike rate of 6.5% over the life of the agreement. The Floor has an effective date of November 1, 2005, and a maturity date of November 1, 2010. The Floor hedges the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor is designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Bank affiliate each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor.

The Company uses the “Hypothetical Derivative Method” described in FASB Statement No. 133 (“FAS 133”) Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans”) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Bank affiliate also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in FAS 133 Implementation Issue No. G25, Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable, Prime-rate-based interest payments on a rolling portfolio of pre payable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008, 2007, and 2006, the Floor designated as a cash flow hedge had a fair value of $5.3 million, $1.4 million, and $0.4 million, respectively, which was included in other assets. For the years ended December 31, 2008, 2007, and 2006, the after-tax change in net unrealized gains/losses on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity was $2.5 million (net gain), $0.8 million (net gain) and $0.3 million (net loss), respectively.

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Bank affiliate’s variable-rate assets. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.2 million and $0.1 million from accumulated other comprehensive income to reduce interest income during 2008 and 2007, respectively. During 2009, the Bank affiliate estimates that an additional $3.2 million will be reclassified.

During 2008, less than $0.1 million of gains deferred in accumulated other comprehensive income related to the original designation of the floor were reclassified into earnings because cash flows initially hedged in certain loan pools were deemed to be no longer probable of occurring. For the year ended December 31, 2007, the Company recognized losses of $0.1 million for hedge ineffectiveness due to a mismatch between the Floor notional and the aggregate principal of the designated loan pools, which is reported in other expense in the consolidated statements of income. During 2007, the Company de-designated and re-designated the Floor to modify the mix of hedged loan pools to adjust for certain prepayments in the originally hedged loan pool, which caused a small notional/principal mismatch in the hedging relationship. Amounts in accumulated other comprehensive income related to the de-designated hedging relationship will be amortized into interest income on loans over the remaining life of the Floor as the originally hedged forecasted transactions affect earnings.

In addition to the above hedging activities, the Company offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in FAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. As of December 31, 2008 and 2007, the fair value of the derivative assets were $7.8 million and $0.9 million, respectively and the offsetting derivative liabilities had fair values of $7.7 million and $0.9 million at December 31, 2008 and 2007, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in fee income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under FAS 157 of less than $0.1 million in 2008 which is also recognized as an adjustment to fee income.

10. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	As of December 31,
	2008	2007
	(In thousands)
Leasehold improvements	$35,134	$33,360
Furniture, fixtures, and equipment	41,998	39,533
Buildings	4,258	4,560
Land	374	374

Subtotal	81,764	77,827

Less: accumulated depreciation and amortization	45,168	38,831

Premises and equipment, net	$36,596	$38,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to premises and equipment was $8.9 million, $9.4 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2009	$17,089
2010	17,436
2011	17,520
2012	15,779
2013	13,203
Thereafter	32,754

Total	$113,781

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $17.6 million, $15.8 million and $13.4 million, respectively.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is the activity in goodwill:

	Balance at December 31, 2007	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2008
	(In thousands)
Goodwill
Private Banking	$211,463	$—	$(209,422)	$362	$2,403
Investment Management	83,104	10,464	(32,409)	(610)	60,549
Wealth Advisory	51,866	4,773	(10,840)	14	45,813
Equity method investments	3,456	—	(3,456)	—	—

Total goodwill	$349,889	$15,237	$(256,127)	$(234)	$108,765

	Balance at December 31, 2006	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2007
	(In thousands)
Goodwill
Private Banking	$191,292	$49,535	$(29,100)	$(264)	$211,463
Investment Management	96,120	10,356	(23,372)	—	83,104
Wealth Advisory	36,156	15,710	—	—	51,866
Equity method investments	12,065	(8,609)	—	—	3,456

Total goodwill	$335,633	$66,992	$(52,472)	$(264)	$349,889

During 2008, goodwill of approximately $4.8 million was recognized due to the acquisition of DTC, the contingent consideration payments at DTC and the purchase of additional interests in BOS. Goodwill also increased approximately $10.5 million, on a net basis, due to contingent consideration payments at Anchor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 2, 2008, the Company acquired an additional 3% of BOS. The purchase price was approximately $1.6 million, of which $1.0 million was allocated to goodwill and $0.6 million to intangible assets.

On February 1, 2008, the Company acquired DTC and allocated $0.5 million of the purchase price to goodwill and $3.1 million to advisory contracts, non-compete agreements, and trade name intangibles. The advisory contracts will be amortized using the straight-line method over ten years and the non-compete agreements will be amortized using the straight-line method over seven years.

On August 1, 2008, the Company acquired an additional 6.4% of BOS. The purchase price was approximately $2.2 million, of which $1.3 million was allocated to goodwill and $0.7 million to intangible assets.

In December 2008, the Company made the first of three annual contingent payments to the former shareholders of DTC. The payment totaled $2.0 million and was made in cash.

For tax purposes, the goodwill relating to Sand Hill, DGHM, BOS, KLS, DTC, and a portion of the goodwill relating to BPVI and FPB is expected to be deductible.

In 2007, additional goodwill of approximately $56.6 million was recognized due to the acquisition of Charter and the purchase of additional interests in BOS and Coldstream. Goodwill also increased approximately $4.8 million, on a net basis, due to contingent consideration payments at Anchor and DGHM. During 2007, the Company recognized $47.0 million of goodwill impairment losses comprised of $17.9 million due to decreases in assets under management at DGHM in the second quarter, and $29.1 million due to increased deposit costs combined with a significant decline in the SNL bank index during the year as assessed during annual impairment testing at Gibraltar in the fourth quarter.

2008 Goodwill Impairment Activity by Quarter

The following table summarizes goodwill impairments, net of reversals, by segment and quarter as recognized in 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
Private Banking	$20,600	$13,681	$175,390	$(249)	$209,422
Investment Management	—	—	33,033	(624)	32,409
Wealth Advisory	—	—	1,500	9,340	10,840
Equity method investments	—	—	—	3,456	3,456

Total	$20,600	$13,681	$209,923	$11,923	$256,127

First Quarter 2008:

During the first quarter, FPB’s construction and land loan portfolio, primarily in the Inland Empire region of Southern California, was severely affected by the rapid downturn in the real estate market. As a result, FPB experienced a large increase in non-accrual and classified loans which necessitated a corresponding increase in their provision for loan losses. Also, the increase in non-accrual loans reduced interest income and caused FPB to incur additional expenses related to obtaining updated loan appraisals and loan workouts. The Company believed these adverse events constituted triggering events at the reporting unit and required goodwill impairment testing at FPB in the first and second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed the step one goodwill impairment analysis and determined that the goodwill at FPB was impaired. The fair value used in step one was determined using an income approach and a market approach weighted equally. The income approach utilized a two stage dividend discount model which was based on the expectation that the Southern California economy will remain depressed throughout 2008 and 2009 with a recovery beginning in 2010. The resulting operating earnings were expected to grow at a 7.3% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 4.5% and the cash flows were discounted at a 12.3% discount rate. The market multiples were determined using the price to earnings multiples of public banks in the Southern California region that were of a comparable size with similar lending activities. As a result of the step one analysis, management determined that the goodwill at FPB was impaired and initiated a step two valuation to determine the amount of goodwill impairment expense to recognize. Due to the timing of the impairment assessment, the Company believed that an impairment loss was probable and could be reasonably estimated. The significant estimates that management made for the step two estimate were the value of the fixed rate loan portfolio and the core deposit intangibles. The fixed rate loans were valued as of March 31, 2008 based on a fair value analysis prepared as of December 31, 2007, and core deposit intangibles were valued based on the ratio of the core deposit intangible to core deposits at the time of acquisition applied to core deposits at March 31, 2008. Based on this valuation, the Company recognized a goodwill impairment expense of $20.6 million in the first quarter of 2008.

Second Quarter 2008:

In the second quarter, FPB recognized additional loan losses and additional loans were classified as non-accrual in excess of what was expected in the March 31, 2008 valuation. The Company reviewed the market approach used at March 31, 2008 and determined that the stock prices of the comparable public companies used in that approach had decreased, on average, 23% in the second quarter of 2008. An updated market approach resulted in a valuation of FPB significantly below book value and, therefore, the remaining goodwill of $13.7 million was expensed for a total goodwill impairment of $34.3 million in 2008.

Third Quarter 2008:

During the third quarter, the Company determined that there was a triggering event under FAS 142 for all affiliates (reporting units) due to a significant adverse change in business climate affecting all reporting units. Due to this triggering event, the Company performed interim impairment testing at each reporting unit which resulted in an estimated goodwill impairment charge of approximately $209.9 million. The interim impairment testing resulted in the use of estimated impairment values of:

•

$175.4 million in the Private Banking segment at Gibraltar ($125.3 million) and Charter ($50.1 million). To estimate the fair values of Gibraltar and Charter, the Company obtained market capitalizations and tangible book values from a peer group of comparable publicly traded comparable banks. The Company calculated the price to tangible book value for these peers. The resulting estimated fair value was then compared to the carrying value of Gibraltar and Charter which indicated that the goodwill of both banks was impaired. As described below, this estimate was refined during the fourth quarter when the fair value was determined using an average of the discounted cash flow method and a comparable market multiple method. The fair value of loans, core deposit intangibles, borrowings, and advisory contracts, if applicable, were utilized in the fourth quarter valuation as well.

•

$33.0 million in the Investment Management segment at DGHM. The fair value of DGHM was determined using a comparable market method. The Company compared the ratios of price to earnings before interest taxes depreciation and amortization (“EBITDA”) from a peer group of publicly traded comparable investment management firms to derive a fair value estimate. As described below, this estimate was refined during the fourth quarter when the fair value was determined using an average of the discounted cash flow method and a comparable market multiple method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

$1.5 million in the Wealth Advisory segment at BOS. The fair value of BOS was determined using a comparable market multiple method. As noted above, The Company compared the ratios of price to EBITDA from a peer group of publicly traded comparable investment management firms to derive a fair value estimate. As described below, this estimate was refined during the fourth quarter when the fair value was determined using an average of the discounted cash flow method and a comparable market multiple method.

Fourth Quarter 2008:

During the fourth quarter, the Company refined its third quarter impairment estimates by performing annual impairment testing. The results of the fourth quarter annual impairment testing resulted in an affirmation of $207.5 million of the impairment estimate recorded during the third quarter, as described above, plus an additional $14.3 million impairment charge for a combined third quarter and fourth quarter goodwill impairment charge of approximately $221.8 million:

Banking segment impairment: $125.2 million at Gibraltar and $49.9 million at Charter:

•	Gibraltar

In the fourth quarter, the Company performed a detailed two step goodwill impairment analysis. The following describes the details of this testing.

The fair value used in step one was determined using an income approach and a market approach each weighted equally. For the income approach, the projected cash flows of Gibraltar were estimated based on future net income, capital needs, and dividends or capital contributions to or from the Company. The exit price to tangible book value was estimated at 1.10x. A control premium of 10% was applied to the exit price to tangible book which resulted in a value of 1.21. The terminal year financial value was multiplied by the 1.21 to obtain an implied exit value. The present value of the exit value was determined using a discount rate of 14.5%. The sum of the present value of the cash flows and the present value of the terminal value indicated a value from the Income approach of $94.1 million.

For the market approach, the Price to Tangible Book Value Method and the Price to Earnings Value Method were used. The Price to Tangible Book Value was calculated using six comparable banks and was estimated at 1.10x. For the Price to Earnings Value Method, Gibraltar’s financial information was forecasted through 2013. Based on comparisons to other banks, a price to earnings multiple of 16.0x was selected. A control premium of 10% was then applied to the price to tangible book and earnings multiples. Based on equally weighting the Price to Tangible Book Value and the Price to Earnings Value Methods, the market approach indicated a fair value of approximately $124.5 million.

Based on equally weighting the income and market approaches, the fair value was approximately $109.3 million.

As the carrying amount of Gibraltar exceeded its fair value, the Company proceeded to the second step of the goodwill impairment testing to measure the amount of the impairment loss. This was done by comparing the fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to do this, the fair value of the reporting unit was allocated to the assets and liabilities of the unit. This process included estimating the fair value of the investments, loans, core deposit intangibles, fixed assets, non-compete agreements, borrowings, deposits, and investment advisory intangibles.

•	Charter

In the fourth quarter, the Company performed a detailed two step goodwill impairment analysis. The following describes the details of this testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed the detailed step one goodwill impairment analysis and determined that the goodwill at Charter was impaired. The fair value used in step one, was determined using an income approach and a market approach each weighted equally. For the income approach, the projected cash flows of Charter were estimated based on future net income, capital needs, and dividends or capital contributions to or from the Company. The exit price to tangible book value was estimated at 1.25x. A control premium of 10% was applied to the exit price to tangible book which resulted in a value of 1.375. The terminal year financial value was multiplied by the 1.375 to obtain an implied exit value. The present value of the exit value was determined using a discount rate of 14.5%. The sum of the present value of the cash flows and the present value of the terminal value indicated a value from the income approach of $28.6 million.

For the market approach, the Price to Tangible Book Value Method and the Price to Earnings Value Method were used. The Price to Tangible Book was calculated using 12 comparable banks and was estimated at 1.25x. For the Price to Earnings Value Method, Charter’s financial information was forecasted through 2012. Based on comparisons to other banks, a price to earnings multiple of 7.5x was selected. A control premium of 10% was then applied to the price to tangible book and earnings multiples. The average of the Price to Tangible Book Value Method and the Price to Earnings Value Method was $36.5 million.

Based on equally weighting the income and market approaches, the fair value was approximately $32.6 million.

As the carrying amount of Charter exceeded its fair value, the Company proceeded to the second step of the goodwill impairment testing to measure the amount of the impairment loss. This was done by comparing the fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to do this, the fair value of the reporting unit was allocated to the assets and liabilities of the unit. This process included estimating the fair value of the investments, loans, core deposit intangibles, fixed assets, non-compete agreements, borrowings, and deposits.

Investment Management Segment impairment: $32.4 million at DGHM:

•	DGHM

In the fourth quarter, the Company performed a detailed two step goodwill impairment analysis. The following describes the details of this testing.

The Company performed the step one goodwill impairment analysis using an average of the income approach and the market approach method and determined that the goodwill was impaired. The income approach utilized a discounted cash flow (DCF) model which was based on the expectation that DGHM’s net AUM flows will remain weak throughout 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 6.4% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 5.0% and the cash flows were discounted at an 18.0% cost of capital. Based on these inputs and assumptions, the income approach resulted in an $11.2 million valuation.

The market approach utilized revenue and EBITDA multiples from a peer group of nine publicly traded comparable investment management firms. The comparables were chosen based on similar growth prospects and risks to that of the reporting units. A price to revenue multiple of 1.3x was selected and a price to EBITDA multiple of 5.0x was selected. Control premiums were considered and determined to be 0%. The average of the price to revenue multiple method and the price to EBITDA multiple method resulted in a $12.3 million valuation.

The weighted average of the income and market approaches indicated a fair value of approximately $11.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wealth Advisory Segment impairment: $10.8 million at Sand Hill and a $1.5 million true-up at BOS:

•	Sand Hill

The Company performed the step one goodwill impairment analysis using an average of the income approach, the market approach, and the cost approach and determined that the goodwill was impaired. The income approach utilized a discounted cash flow model which was based on the expectation that Sand Hill’s net AUM flows will remain weak throughout 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 26.4% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 5.0% and the cash flows were discounted at an 18.0% cost of capital. Based on these inputs and assumptions, the income approach resulted in a $15.4 million valuation.

The market approach utilized revenue and EBITDA multiples from a peer group of nine publicly traded comparable investment management firms. The comparables were chosen based on similar growth prospects and risks to that of the reporting units. A price to revenue multiple of 2.0x was selected and a price to EBITDA multiple of 10.0x was selected. Control premiums were considered and determined to be 0%. The average of the price to revenue multiple method and the price to EBITDA multiple method resulted in a $13.4 million valuation.

The cost approach approximates the value of the business based on the cost to replace it with another of similar utility. Based on market conditions, adjustments were made to this estimate to reflect losses in value resulting from functional and economic obsolescence. The cost approach resulted in a $5.8 million valuation.

The weighted average of the income, market, and cost approaches indicated a fair value of approximately $10.1 million.

•	BOS

In the fourth quarter, the Company performed a detailed two step goodwill impairment analysis which refuted the validity of the goodwill write-down recorded in Q3’08. This resulted in a $1.5 million reversal of the impairment charge estimate taken during Q3’08. The following describes the details of this testing.

The Company performed the step one goodwill impairment analysis using an average of the discounted cash flow method and comparable market multiples method and determined that the goodwill was impaired. The income approach utilized a discounted cash flow which was based on the expectation that BOS’s net AUM flows will remain weak throughout 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 18.0% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 5.0% and the cash flows were discounted at a 17.0% cost of capital. Based on these inputs and assumptions, the income approach resulted in a $31.9 million valuation.

The market approach utilized revenue and EBITDA multiples from a peer group of nine publicly traded comparable investment management firms. The comparables were chosen based on similar growth prospects and risks to that of the reporting units. A price to revenue multiple of 2.5x was selected and a price to EBITDA multiple of 7.5x was selected. Control premiums were considered and determined to be 0%. The average of the price to revenue multiple method and the price to EBITDA multiple method resulted in a $32.5 million valuation.

The weighted average of the income and market approaches indicated a fair value of approximately $32.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Method Investments impairment: $3.5 million at Coldstream:

•	Coldstream

The Company performed the step one goodwill impairment analysis using an average of the discounted cash flow method and comparable market multiples method and determined that the goodwill was impaired. The income approach utilized a discounted cash flow which was based on the expectation that Coldstream’s net AUM flows will remain weak throughout 2009 with a recovery beginning in 2010. The resulting operating earnings are expected to grow at a 19.4% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 5.0% and the cash flows were discounted at a 17.0% cost of capital. Based on these inputs and assumptions, the income approach resulted in a $7.0 million valuation.

The market approach utilized revenue and EBITDA multiples from a peer group of nine publicly traded comparable investment management firms. The comparables were chosen based on similar growth prospects and risks to that of the reporting units. A price to revenue multiple of 1.0x was selected and a price to EBITDA multiple of 9.0x was selected. Control premiums were considered and determined to be 0%. The average of the price to revenue multiple method and the price to EBITDA multiple method resulted in an $8.6 million valuation.

The weighted average of the income and market approaches indicated a fair value of approximately $7.5 million.

The following shows the gross and net carrying amounts of intangible assets at December 31, 2008 and 2007:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$68,889	$17,724	$51,165	$73,432	$11,896	$61,536
Core deposit intangibles	13,289	439	12,850	54,570	12,653	41,917
Employment agreements	4,127	2,150	1,977	3,757	1,427	2,330
Trade names and other	3,251	21	3,230	2,040	—	2,040
Mortgage servicing rights	649	93	556	555	29	526

Total	$90,205	$20,427	$69,778	$134,354	$26,005	$108,349

The Company acquired DTC on February 1, 2008 and allocated approximately $0.5 million of the purchase price to goodwill and $2.0 million to amortizable intangible assets. $1.6 million of the amortizable intangible assets was allocated to advisory contracts and will be amortized over a weighted average period of 10 years and $0.4 million was allocated to non-compete agreements that will be amortized over a period of seven years. These amortization periods are based upon estimates of their expected useful lives.

When the Company acquired an additional interest in BOS on August 1, 2008, $0.7 million was allocated to intangible assets and will be amortized on an accelerated basis over a period of 15 years.

In 2007, additional intangible assets of $7.1 million were recognized due to the acquisition of Charter. $6.8 million of the amortizable intangible assets was allocated to core deposit intangibles and will be amortized over a weighted average period of 10 years and $0.4 million was allocated to non-compete agreements that will be amortized over a period of three years. These amortization periods are based upon estimates of their expected useful lives. In the fourth quarter of 2007, the Company recognized an impairment loss of $13.9 million to reduce the value of advisory contracts at DGHM. The residual balance of $10.9 million will be amortized over an eight year life, using 175% declining balance amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated expense related to intangible assets subject to amortization was $12.4 million, $14.5 million, and $13.6 million for 2008, 2007, and 2006, respectively. The estimated annual amortization expense for these intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2009	$8,385
2010	7,686
2011	7,079
2012	6,766
2013	6,294

Intangible Asset Impairment Activity

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

In concert with the annual goodwill impairment testing during the fourth quarter of 2008, the Company recognized an additional impairment loss on its intangible assets of $26.9 million for a total 2008 impairment charge of $30.6 million:

•

$21.2 million in the Private Banking segment at Gibraltar ($17.5 million) and Charter ($3.7 million). In both instances, the Company determined that the carrying value of the CDI exceeded the sum of the net undiscounted expected future cash flow from the intangible asset. The impairment of the CDI was generally the result of acquired deposits running off faster than anticipated, higher discount rate, and a lower spread between the rates paid on deposits and the alternative cost of deposits.

•

$5.2 million in the Investment Management segment at DGHM. The Company determined that the carrying value of the advisory contracts exceeded the sum of the net undiscounted expected future cash flow from the intangible asset. The impairment decreased the carrying value to approximately $3.4 million which will be amortized over seven years using accelerated amortization.

•

$0.5 million in the equity method investments related to Coldstream. The Company determined that the carrying value of the advisory contracts exceeded the sum of the net undiscounted expected future cash flow from the intangible asset. The impairment decreased the carrying value to approximately $0.8 million which will be amortized over eight years using straight line amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEPOSITS

Deposits are summarized as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Demand deposits (non-interest bearing)	$957,336	$758,696
NOW	390,338	431,927
Savings	146,179	256,803
Money market	1,523,092	1,794,366
Certificates of deposit under $100,000*	995,994	187,341
Certificates of deposit $100,000 or greater	907,666	945,968

Total	$4,920,605	$4,375,101

*	Includes brokered CDs

Certificates of deposit had the following schedule of maturities:

	December 31, 2008	December 31, 2007
	(In thousands)
Less than 3 months remaining	$710,741	$616,951
3 to 6 months remaining	516,125	278,120
6 to 12 months remaining	388,077	164,406
1 to 3 years remaining	207,471	39,476
3 to 5 years remaining	54,983	25,328
More than 5 years remaining	26,263	9,028

Total	$1,903,660	$1,133,309

Interest expense on certificates of deposit $100,000 or greater was $31.7 million, $39.3 million and $26.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

$2.9 million and $3.3 million of overdrawn deposit accounts were reclassified to loans at December 31, 2008 and 2007, respectively.

13. FEDERAL HOME LOAN BANK BORROWINGS

The Banks are members of the Federal Home Loan Bank (“FHLB”) System. As members of the FHLB, the Banks have access to short and long-term borrowings. Borrowings from the FHLB are secured by the Banks’ stock in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 15% and 83% based on the type of the underlying collateral. As of December 31, 2008, the Banks had $935.7 million of borrowings outstanding and available credit of $780.6 million. The Banks had no additional short-term federal fund lines with the FHLBs at December 31, 2008. The carrying amount of the Banks’ FHLB borrowings at December 31, 2008 is $936.0 million due to the unamortized amount of fair valuation adjustments at the time of the acquisition of the affiliate Bank.

As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances in addition to a membership stock requirement. The minimum requirements vary depending on the FHLB membership. The Banks are required to own FHLB stock at least equal to 4.0% to 4.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon the FHLB’s request. The FHLB redeems excess stock at its option at par from time to time. The Banks may not redeem additional purchases of stock prior to a five year minimum holding period.

As of December 31, 2008, the Banks’ FHLB stock holdings totaled $58.9 million. The Banks’ investment in FHLB stock is recorded at cost and is redeemable at par after a five-year holding period. The FHLBs have advised their members that they are focusing on preserving capital in response to ongoing market volatility and, accordingly, there will be little or no dividend payout in future quarterly periods. Further, a moratorium has been placed on excess stock repurchases. The Boston FHLB announced that the estimated fair value of private-label mortgage-backed securities it owned at September 30, 2008 was approximately $1.3 billion less than the $4.6 billion carrying value of the securities. If this unrealized loss were deemed to be an other-than-temporary loss in the future, it could exceed the Boston FHLB’s current level of retained earnings and possibly put into question whether the fair value of FHLB stock owned by the Company was less than par value. The FHLBs have stated that they expect and intend to hold their private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLB stock.

A summary of borrowings, including fair value adjustments, from the FHLBs is as follows:

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$210,202	1.93%	$305,531	4.39%
Over 1 to 2 years	299,300	4.29%	67,737	4.42%
Over 2 to 3 years	129,955	4.04%	197,053	4.93%
Over 3 to 5 years	164,692	4.16%	133,392	4.71%
Over 5 years	131,888	4.19%	133,283	4.31%

Total	$936,037	3.69%	$836,996	4.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SHORT-TERM BORROWINGS

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2008
Outstanding at end of period	$—	$293,841
Maximum outstanding at any month-end	130,000	353,520
Average balance for the year	43,369	311,620
Weighted average rate at end of period	0.00%	1.15%
Weighted average rate paid for the period	1.48%	1.64%

2007
Outstanding at end of period	$6,000	$264,303
Maximum outstanding at any month-end	36,100	264,303
Average balance for the year	2,093	158,776
Weighted average rate at end of period	2.50%	2.80%
Weighted average rate paid for the period	5.87%	2.96%

2006
Outstanding at end of period	$—	$77,605
Maximum outstanding at any month-end	48,200	130,926
Average balance for the year	13,356	116,873
Weighted average rate at end of period	0.00%	2.01%
Weighted average rate paid for the period	5.33%	1.80%

The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the Company’s consolidated balance sheet. The securities underlying the agreements remain under the Company’s control. Investment securities with a fair value of $308.3 million and $269.2 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2008 and 2007, respectively.

In January of 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank as administrative agent to provide a committed line of credit. The Credit Agreement provided for a line of credit (the “Line”) to be made available to the Company in an amount up to $75 million with a group of unaffiliated banks. The Company terminated the Line in the third quarter of 2008. The Company wrote off the unamortized loan origination costs of approximately $0.3 million in the third quarter of 2008 as a result of terminating the Line. There were no prepayment penalties associated with terminating the Line. The Company does not believe the termination of the Line will have a material impact on liquidity.

As of December 31, 2008, the Banks had unused federal fund lines with the FHLB and other correspondent banks of $169.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. JUNIOR SUBORDINATED DEBENTURES AND OTHER LONG-TERM DEBT

The schedule below presents the detail of the Company’s junior subordinated debentures and other long-term debt:

	December 31,
	2008	2007
	(In thousands)
Contingent convertible senior notes	$52,440	$287,500
Boston Private Capital Trust II	103,093	103,093
Boston Private Capital Trust I	108,247	108,247
Charter junior subordinated debentures	4,124	4,124
Gibraltar junior subordinated debentures	16,495	16,495
FPB junior subordinated debentures	6,186	6,186

Total	$290,585	$525,645

All of the Company’s junior subordinated debentures and other long-term debt mature in more than five years.

Contingent Convertible Senior Notes

In July 2007, the Company consummated the sale of $287.5 million of Contingent Convertible Senior Notes (the “Notes”) due 2027 to Merrill Lynch & Co., and RBC Capital Markets (the “Holders”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering, after deducting the initial purchasers’ discount of $2.9 million, or 1% of the total Notes, and the estimated offering expenses payable by the Company, was approximately $284.1 million. The Notes are senior, unsecured obligations of the Company and pay interest at 3.0% semi-annually on January 15 and July 15, beginning January 15, 2008.

The Notes mature on July 15, 2027, unless earlier redeemed by the Company on or after July 16, 2009, repurchased by the Company at a Holder’s option on certain dates or repurchased by the Company at a Holder’s option upon a fundamental change, or converted at a Holder’s option. During 2008, the Company repurchased $235.1 million of the Notes and recognized a $22.5 million gain on these repurchases.

The Notes may be converted at any time before the close of business on the maturity date, at an initial conversion price per share of $33.37 (or an initial conversion rate of 29.9670 shares of BPFH common stock per $1,000 principal amount of Notes). A Holder may convert its Notes, under the following circumstances, in whole or in part, for conversion into cash and, if applicable, shares of BPFH:

•

during any quarter, if during the previous quarter BPFH’s common stock price is more than 130% of the conversion price, on that 30th day, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter;

•

during any five consecutive business-day period following any five consecutive trading-day period in which the trading price for the Notes for each day was less than 98% of the average of BPFH’s common stock price for each day of that period multiplied by the conversion rate;

•	if the Company has called the Notes for redemption and redemption has not yet occurred;

•	upon the occurrence of specified corporate transactions;

•	during the 30 day period prior to any scheduled repurchase date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon conversion, the Holders of the Notes will receive an amount in cash equal to the lesser of par or the conversion value. If the conversion value is in excess of par, the Company will deliver cash or BPFH common stock in an amount equal to the excess. The Notes are freely callable at par two years after the date of sale and Holders have put rights at certain specific dates after two years.

A separate registration rights agreement was entered into at the time of the issuance of the Notes under which BPFH agreed to use commercially reasonable efforts to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the Notes and the underlying common stock within 135 days after the closing date of this offering. BPFH also agreed to use commercially reasonable efforts to have the registration statement declared effective within 180 days of the closing date of this offering and to use our commercially reasonable efforts to keep the shelf registration statement effective until the earlier of:

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

BPFH understands that the holding period requirement established under Rule 144(d)(2) expires after one year. Therefore the interest charges associated with the untimely registration of the bonds stops at that point. The Company filed the registration statement on November 14, 2007.

Boston Private Capital Trust II

In September, 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II’s preferred securities pay interest quarterly and have an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II’s preferred securities will convert to a floating rate of a three-month London Inter Bank Offered Rate (“LIBOR”) plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	to continue to be classified as a grantor trust for U.S. federal income tax purposes; and

•	the Company will ensure each holder of Trust II’s preferred securities is treated as owning an undivided beneficial interest in the junior subordinated debentures.

At December 31, 2008, the Company was in compliance with the above covenants.

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

Boston Private Capital Trust I

In October 2004, the Company and Boston Private Capital Trust I, a Delaware statutory trust (“Trust I”), entered into a Purchase Agreement for the sale of $75 million of convertible trust preferred securities to be issued by Trust I and guaranteed by the Company on a subordinated basis. The convertible trust preferred securities have a liquidation amount of $50.00 per security, pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The junior subordinated convertible debentures will mature on October 1, 2034. The Company also granted the initial purchasers an option to purchase up to an additional $30 million of convertible trust preferred securities, which was exercised in November 2004.

Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I’s common securities. Trust I’s only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.

The initial conversion ratio was 1.5151 shares of the Company’s common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2008 was 1.5375. The trust preferred securities may not be redeemed prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of BPFH’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming all $105 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 3,228,687 shares of common stock, based on the December 31, 2008 conversion ratio.

The initial conversion ratio is subject to adjustment if the Company takes certain actions, including paying dividends to all holders of BPFH common stock, excluding any quarterly cash dividend on BPFH common stock to the extent that such quarterly cash dividend per share of BPFH common stock in any quarter does not exceed the greater of (i) $0.060 and (ii) 1.00% multiplied by the average of the daily closing prices per share of BPFH common stock for the ten consecutive trading days ending on the trading day immediately prior to the declaration date of the dividend. If an adjustment is required to be made as a result of a distribution that is a quarterly dividend, the adjustment would be based upon the amount by which the distribution exceeds the amount of the quarterly cash dividend permitted to be excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	to take no action that would be reasonably likely to cause Trust I to be classified as an association or a partnership taxable as a corporation for U.S. federal income tax purposes.

At December 31, 2008, the Company was in compliance with the above covenants.

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

Charter junior subordinated debentures

The Company, through the acquisition of Charter, assumed the outstanding amount of Charter’s junior subordinated debentures of $4 million. The trust preferred securities pay interest quarterly on January 7, April 7, July 7, and October 7, at a floating rate based on the three month LIBOR plus a margin of 2.85%. The interest rate on December 31, 2008 was 7.67% based on the three month LIBOR as of October 10, 2008. The junior subordinated debentures will mature on January 7, 2034, and may not be redeemed prior to, or on January 7, 2009, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

Gibraltar junior subordinated debentures

The Company, through the acquisition of Gibraltar, assumed the outstanding amount of Gibraltar’s junior subordinated debentures of $16 million. The trust preferred securities pay interest quarterly at a floating rate based on the three month LIBOR plus a margin of 2.27%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. The interest rate on December 31, 2008 was 4.42% based on the three month LIBOR as of November 20, 2008. The junior subordinated debentures will mature on February 23, 2035, and may not be redeemed prior to, or on February 23, 2010, except that they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

FPB junior subordinated debentures

The Company, through the acquisition of FPB, assumed the outstanding amount of FPB’s junior subordinated debentures of $6 million. The trust preferred securities have a floating rate based on the three month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2008 was 4.62% based on the three month LIBOR as of December 24, 2008. The junior subordinated debentures will mature on March 26, 2033, and they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has determined that each of the trusts qualify as variable interest entities under FIN 46(R). The trusts issued preferred securities to investors and loaned the proceeds to the Company. Each of the trusts holds, as its sole asset, subordinated debentures issued by the Company. The provisions of FIN 46(R) were required to be applied to certain variable interest entities, including each of the trusts, by March 2004, at which time each was deconsolidated.

In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five- year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

16. MINORITY INTEREST

Minority interest typically consists of equity owned by management of the Company’s majority-owned affiliate partners. Minority interest in the Consolidated Statements of Operations includes the income allocated to the minority-interest owners of the affiliate partners, other than BPFH. For the years ended December 31, 2008, 2007 and 2006, the income allocated to the minority interest owners was $4.3 million, $4.0 million and $3.7 million, respectively. Minority interest in the Consolidated Balance Sheets, which includes the capital and undistributed profits owned by the minority partners amounted to $12.2 million and $8.7 million at December 31, 2008 and 2007, respectively. Cash distributed to minority interest holders is typically based on earnings allocations and capital accounts.

Each affiliate operating agreement provides BPFH and/or the minority owners with contingent call or put rights at fair value. Typically these rights are contingent upon death, incapacity, termination of employment, or a change in control of the affiliate. Fair value is generally defined in the operating agreement as a multiple of earnings before interest, taxes, depreciation, and amortization. If a triggering event occurred with respect to all of the outstanding equity interests at December 31, 2008, the aggregate amount of payments due would be approximately $53.4 million. The Company may pay for these purchases in cash, shares of BPFH common stock, or other forms of consideration dependent on the operating agreement.

17. WESTFIELD REEQUITIZATION

On June 30, 2008, the Company completed the re-equitization of Westfield that was announced in the first quarter of 2008. As part of the re-equitization, certain key employees of Westfield were granted equity interests in the future profits of Westfield (the “Profits Interests”) and two call rights to purchase the Company’s remaining interest in Westfield. As a result of the re-equitization, the Company is entitled to approximately the first $30 million of pre-tax earnings (the “Preferred Interest”) and one-third of any excess over that amount on an annual basis. Holders of the Profits Interests will receive two-thirds of pre-tax earnings in excess of the Preferred Interest. The grant of the Profits Interest was accounted for in accordance with FAS 123(R) and resulted in an expense of $46 million on the grant date. That amount was determined based on the present value of projected future cash flows distributable to the Profits Interests holders. The projected cash flows were based on a revenue growth rate of 9%, operating margins ranging from 40% to 44%, and a 17% cost of capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the key employees of Westfield obtained control of the entity as of June 30, 2008, the Company has 100% of the investment at risk in the entity. Therefore, Westfield meets the definition of a variable interest entity under FIN 46(R), and is consolidated into BPFH under the rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and will continue to consolidate it. As there are no newly consolidated assets or liabilities, the Company will retain its previous basis in the net assets of Westfield in consolidation.

18. EQUITY

Preferred Stock and Related Warrants

On July 29, 2008, the Company entered into an investment agreement with The Carlyle Group (“Carlyle”) to obtain approximately $75 million in capital. Under that agreement, the Company issued approximately 351 shares of Series A Non-Cumulative Mandatorily Convertible Preferred Stock (“Series A Preferred”) to Carlyle with a liquidation preference of $100,000 per share and convertible into approximately 6.3 million common shares. The Series A Preferred had a par value of $1.00 per share, was convertible into common stock at $5.52 per share, and participated in dividends payable in common stock on an as-converted basis. The shares were perpetual and did not include any redemption provisions. All of the Series A Preferred converted into shares of the Company’s common stock effective October 1, 2008.

The Company also issued to Carlyle approximately 401 shares of Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”) with a liquidation preference of $100,000 per share that is convertible into approximately 7.2 million common shares. The Series B Preferred has a par value of $1.00 per share, is convertible into common stock at $5.52 per share, and participates in dividends payable in common stock on an as-converted basis. There are no mandatory redemption features and preferred shareholders have no rights to require redemption. The conversion price was able to be adjusted upon various changes in outstanding shares of the Company such as the declaration of stock dividends, stock splits, issuance of stock purchase rights, self-tender offers, or a rights plan.

In connection with the preferred stock issuance, Carlyle was issued warrants (the “Carlyle warrants”) to purchase 5.4 million shares of common stock at a price of $6.62 per share. The Carlyle warrants are exercisable at any time, in whole or in part, over the five year term of the warrants.

The Company determined that the Carlyle warrants meet the definition of a derivative instrument as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of that statement as they are indexed to the Company’s common stock and are classified in the stockholders’ equity section of the balance sheet. As of the date of issuance, the Company did not have sufficient authorized but unissued common shares for issuance upon exercise of the Carlyle warrants. Therefore, the Company classified the Carlyle warrants as a liability as required in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. At issuance, the Carlyle warrants were valued at $3.51 per warrant, $19.1 million in total, using the Black-Scholes option pricing model with the following assumptions: 0.50% dividend yield; risk free rate of 3.30%; volatility of 39.2% and a contractual life of five years. On September 30, 2008, shareholders approved an increase in the Company’s authorized shares.

The Company allocated $19.1 million of the proceeds to the Carlyle warrants based on the fair value of the Carlyle warrants at the date of issuance. The remaining $56.0 million was allocated to the Series A Preferred and the Series B Preferred based upon their relative fair values at the closing date. Net of transaction fees, approximately $22.8 million of the proceeds was allocated to the Series A Preferred and $26.3 million was allocated to the Series B Preferred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 2008, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock from 70 million to 170 million. The Company’s shareholders also approved the future conversion of the Series B Preferred Stock into common stock and the exercise of the Carlyle warrants to purchase common stock. The conversion of the Series B Preferred stock and exercise of the Carlyle warrants may take place in accordance with their terms and subject to certain common stock ownership limitations. On that date, the Company had sufficient authorized but unissued shares for settlement of the Carlyle warrants and reclassified the Carlyle warrants as equity at their then fair value. The fair value of the Carlyle warrants on September 30, 2008 was $3.92 per warrant, or $21.3 million in total, using the Black-Scholes option pricing model with the following assumptions: 0.47% dividend yield; risk free rate of 2.88%; volatility of 41.4% and a contractual life of five years. An expense of $2.2 million was recognized due to the change in the fair value of the Carlyle warrants during the period they were classified as a liability.

After allocation of the proceeds, the Company evaluated the effective conversion price of the preferred securities and concluded that they were issued in the money. The resulting discount to the fair value of the Company’s stock price on the date of issuance is accounted for as a beneficial conversion feature under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The discount/beneficial conversion feature is treated as a dividend to the preferred shareholder and accreted over the period of issuance to the earliest conversion date using the effective interest method. The Series A Preferred converted into shares of the Company’s common stock on October 1, 2008 and the Series B Preferred is convertible beginning 18 months after the date of the agreement. The following table for the computation of the beneficial conversion feature for each security:

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

Accretion of the discount/beneficial conversion feature on the Series A Preferred and the Series B Preferred for the year ended December 31, 2008 was $32.1 million. This is a non-cash transaction which increases additional paid in capital and reduces retained earnings and income available to common shareholders.

On November 21, 2008, the Company entered into an investment agreement with the U.S. Treasury Department (the “Treasury”) and received in exchange $154 million (the “TARP agreement”). The TARP agreement was entered into under the Capital Purchase Program (“CPP”), which is a component of the Troubled Asset Relief Program (“TARP”) which in turn was created under the Emergency Economic Stabilization Act of 2008. Under the TARP agreement, the Company issued 154,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred”) to the Treasury. Subject to consultation with the FRB, the Series C Preferred may be redeemed without regard to whether the Company has replaced such funds from any other source or to any waiting period. There is no conversion feature on the Series C Preferred. Dividends on the Series C Preferred are paid quarterly on a cumulative basis at an annual rate of 5% through February 15, 2014 and at 9% thereafter. At December 31, 2008, the Company had accrued $0.6 million for the cumulative dividend on the Series C Preferred. Importantly, the TARP Agreement may be unilaterally amended by the Treasury. It is likely that new obligations, such as a requirement to establish a foreclosure relief program or to increase lending levels, may be imposed on CPP participants. Accordingly, the Company or the Banks may be subject to further restrictions or obligations as a result of their participation in the CPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the preferred stock issuance, the Company issued Treasury warrants to purchase approximately 2.9 million shares of common stock at a price of $8.00 per share (the “TARP warrants”). The term of the TARP warrants is ten years. 50% of the TARP warrants are immediately exercisable, and the remaining 50% of the TARP warrants become exercisable on December 31, 2009 only if BPFH has not received at least $154 million in a capital raise that qualifies for Tier 1 treatment under the applicable risk-based capital guidelines of BPFH’s appropriate Federal Banking Agency prior to December 31, 2009. Upon redemption of the Series C Preferred, the TARP warrants will be liquidated at the current market price.

The Company determined that the TARP warrants met the definition of a derivative instrument as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of that statement as they are indexed to the Company’s common stock and are classified in the stockholders’ equity section of the balance sheet. As of the date of issuance, the Company had sufficient authorized but unissued common shares for issuance upon exercise of the TARP warrants. Therefore, the Company classified the TARP warrants as equity as required in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. At issuance, the TARP warrants were valued at $2.65 per warrant, or $7.6 million in total, using the Black-Scholes option pricing model with the following assumptions: 0.71% dividend yield; risk free rate of 3.53%; volatility of 44.72% and a contractual life of ten years.

The Company allocated $9.3 million of the proceeds to the TARP warrants based on the relative fair value of the TARP warrants at the date of issuance. Net of transaction fees, the remaining $144.5 million was allocated to the Series C Preferred based upon the relative fair value at the date of issuance.

The discount on the Series C Preferred created by the TARP warrants will be amortized over the period from issuance through the date of the rate increase, February 15, 2014. Accretion of the discount on the Series C Preferred for the year ended December 31, 2008 was $0.1 million.

Both classes of preferred shares rank on parity with other classes or series of preferred shares and senior to any common shares with respect to dividends and upon liquidation or winding up of the Company.

Common Stock

In July 2008, in addition to the securities sold to Carlyle, the Company completed a public offering of its common stock in which 18.4 million shares were sold to the public at a price of $6.00 per share, for total gross proceeds of approximately $110.4 million.

In July 2007, the Company repurchased and retired approximately 1.5 million shares of its common stock at an aggregate price of $40.0 million, or $27.24 per share. The repurchase was done simultaneously with the sale of the Notes. Please refer to Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Junior Subordinated Debentures and Other Long-Term Debt” for additional information on the Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current (benefit)/expense:
Federal	$(48,799)	$30,172	$24,716
State	3,411	8,840	6,675

Total current (benefit)/expense	(45,388)	39,012	31,391
Deferred benefit:
Federal	(17,596)	(19,559)	(963)
State	(6,085)	(5,201)	(274)

Total deferred benefit	(23,681)	(24,760)	(1,237)

Income tax (benefit)/ expense	$(69,069)	$14,252	$30,154

Income tax (benefit)/ expense for 2008, 2007 and 2006 varied from the amount computed by applying the Federal statutory rate to income before income taxes. A reconciliation between the expected Federal income tax expense using the Federal statutory rate of 35% to actual income tax expense and resulting effective tax rate for 2008, 2007 and 2006 follows:

	Year Ended December 31,
	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Nondeductible goodwill	-16.3%	55.3%	0.0%
Nondeductible profits interest charge	-5.1%	0.0%	0.0%
Tax exempt interest, net	0.8%	-21.4%	-3.4%
State and local income tax, net of Federal tax benefit	0.4%	12.8%	4.9%
Tax credits	0.3%	-7.3%	-1.5%
Other, net	0.0%	3.0%	0.7%

Effective income tax rate	15.1%	77.4%	35.7%

On July 3, 2008, Massachusetts enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2009. Starting in 2009, all of the affiliates will be included in the BPFH Massachusetts tax return instead of just those affiliates with nexus to Massachusetts. In addition, the Massachusetts excise tax on financial institutions will be reduced to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. The Company incorporated the impact of these Massachusetts law changes in the third quarter since the law was changed during the third quarter. The Company adjusted the Massachusetts state applicable rate for purposes of measuring deferred assets/liabilities that will reverse after the effective date. The value of the net deferred state tax asset as of July 3, 2008 was reduced $1.8 million which increased tax expense by $1.2 million, net of federal tax savings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Gross deferred tax assets:
Allowance for losses on loans	$21,041	$29,645
Stock compensation	14,059	11,377
Goodwill and acquired intangible assets	12,007	—
Deferred and accrued compensation	7,342	10,823
Depreciation	3,295	2,393
State loss carryforward, net of federal	1,874	—
Other	4,409	4,442

Gross deferred tax assets	64,027	58,680

Less: valuation allowance	1,570	—

Total deferred tax assets	62,457	58,680

Gross deferred tax liabilities:
Goodwill and acquired intangible assets	—	19,236
Unrealized gain on investments	—	714
Unrealized gain on securities available-for-sale	2,833	1,432
Other	2,985	1,273

Total gross deferred tax liabilities	5,818	22,655

Net deferred tax asset	$56,639	$36,025

The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset will reverse in future periods when the Company generates net taxable income. BPFH would need to generate approximately $136 million of future net taxable income to realize the net deferred tax asset at December 31, 2008. There should be $7.0 million of federal taxes paid for 2007 available for future loss carrybacks after a $46.5 million loss carryback is received. The Company believes that it is more likely than not that the net deferred tax asset will be realized based on the generation of future taxable income.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.

BPFH has exhibited a strong earnings history and was profitable for many years before 2008. During 2008, the Company recognized non tax deductible goodwill impairment charges at the Banks of $209.4 million, losses on non strategic loans in Southern California of $171.8 million, and a non recurring $66.0 million non-deductible charge related to the re-equitization of Westfield. BPFH considered the cumulative three year loss caused by the 2008 loss and concluded that its deferred tax assets were more likely than not to be realized. No valuation allowance was required as the items that caused the loss for 2008 are not anticipated to impact future earnings levels to a point that would call into question the realizability of the Company’s deferred tax assets. However, a deferred tax asset of $1.6 million was created when impairment was recognized for the goodwill and intangibles at BPFH’s equity method investment, Coldstream. BPFH has fewer tax planning opportunities to avoid capital loss treatment where it holds a minority ownership position, so a valuation allowance was established for the potential capital loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in deferred taxes at December 31, 2008 is a $2.9 million California loss carryover. California has suspended the use of loss carryovers until 2010 but allows the loss to carryforward for 20 years. BPFH expects to recover the current portion of the federal tax receivable through loss carrybacks to 2006 and 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes, (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions recognized in a company’s financial statements, establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and requires certain disclosures regarding uncertain tax benefits. There was no material impact to the financial condition or results of operations of the Company upon adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2008	2007
	(In thousands)
Balance at January 1	$1,142	$1,185
Additions based on tax positions related to the current year	166	152
Decreases based on tax positions taken in prior years	(850)	—
Expiration of statute of limitations	(108)	(266)
Acquired from Charter	—	71

Balance at December 31	$350	$1,142

Most of the reduction in the reserve was recognized because the Internal Revenue Service did not appeal a tax case that was favorable to the Company’s tax position related to the interest expense deduction for consolidated groups with tax exempt income.

The amount of unrecognized tax benefit at December 31, 2008 which, if recognized, would affect the effective tax rate is $0.3 million. The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations.

Income tax returns filed for the tax years ended December 31, 2007, 2006 and 2005 remain subject to examination by the Internal Revenue Service and various other state tax authorities.

20. EMPLOYEE BENEFITS

Employee 401(k) Profit Sharing Plan

The Company has a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its affiliates, This plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA Section 404(c) plan. The assets of the First State Bank of California 401(k) Plan and the KLS Professional Advisors Group, Inc. 401(k) Employee Savings Plan were merged into this plan during January 2006. As of January 2006, the employees of DGHM joined the plan as new participants. As of January 2007, the assets of the Gibraltar Bank, FSB 401(k) Savings Plan were merged into this plan. As of January 2008, the employees of Anchor joined the Plan as new participants. Generally, employees that are at least twenty-one (21) years of age are eligible to participate in the plan on the first day of the calendar quarter following their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $3.3 million, $2.8 million and $2.3 million in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Salary Continuation Plans

Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. In December 1990, Borel implemented a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.2 million, $0.3 million and $0.3 million, for 2008, 2007 and 2006, respectively. The amount recognized in other liabilities was $2.3 million and $2.4 million at December 31, 2008 and 2007, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.5 million and $6.0 million, which are included in other assets on the accompanying balance sheets as of December 31, 2008 and 2007, respectively.

FPB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million, $0.2 million and $0.3 million, for 2008, 2007 and 2006, respectively. The net amount recognized in other liabilities was $1.7 million and $1.4 million at December 31, 2008 and 2007, respectively. FPB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.3 million and $3.8 million, which are included in other assets on the accompanying balance sheets as of December 31, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. Changes in value are recognized in compensation expense. The Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income.

In 2007, Gibraltar adopted a deferred compensation plan that enables certain key employees to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid.

Stock-Based Incentive Plans

At December 31, 2008, the Company has three stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company.

Under the 2004 Stock Option and Incentive Plan (the “Plan”), the Company may grant options or stock to its officers, employees, non-employee directors, and other key persons of the Company for an amount not to exceed 5% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The Plan provides for the authorization and issuance of 4,000,000 shares. Under the Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted except for non-employee directors in which the exercise price shall be equal to the fair market value on the date the stock option is granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a one to five-year cliff vesting period. As of December 31, 2008 there were 203,004 shares available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate. Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company’s common stock on the first or last day of a six month purchase period on the NASDAQ® stock exchange. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The ESPPs provide for the authorization and issuance of 680,595 shares. There were 170,490 shares issued under the plan during the year ended December 31, 2008. The Company issues shares under the ESPPs in January and July of each year. As of December 31, 2008, there were 237,603 shares reserved for future issuance under the ESPPs.

Share-based payments recorded in salaries and benefits are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Stock option and ESPP expense	$5,574	$6,404	$5,382
Nonvested share expense	3,114	3,029	3,324

Subtotal	8,688	9,433	8,706
Tax benefit	3,338	3,615	3,328

Stock-based compensation expense, net of tax benefit	$5,350	$5,818	$5,378

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company’s stock, historical volatility of industry peers, and other factors. The Company uses historical data to estimate employee option exercise behavior and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company’s stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option. Options issued to retirement eligible employees are expensed on the date of grant. Option expense, related to options granted to employees who will become retirement eligible during the vesting period, is amortized over the period until the employee becomes retirement eligible.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	38.4%	30.0%	25.0%
Expected dividend yield	1.2%	1.5%	1.3%
Expected term (in years)	6.4	6.2	4.4
Risk-free rate	3.3%	4.8%	4.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

A summary of option activity under the Plan for the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2008	4,855,098	$22.86
Granted	1,333,300	$12.81
Exercised	259,994	$5.58
Forfeited or expired	464,266	$25.77

Outstanding at December 31, 2008	5,464,138	$20.99	6.25	$282

Exercisable at December 31, 2008	3,635,792	$22.50	4.86	$278

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.57, $9.85 and $7.60, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $5.0 million and $9.7 million, respectively. As of December 31, 2008, there was $5.5 million of total unrecognized compensation cost related to stock option arrangements granted under the Plan that is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock

A summary of the Company’s nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2008	307,115	$28.68
Granted	327,348	$11.93
Vested	120,384	$25.26
Forfeited	21,533	$26.11

Nonvested at December 31, 2008	492,546	$18.59

The fair value of nonvested shares is determined based on the closing price of the Company’s stock on the grant date. The weighted-average grant-date fair value of shares granted during the year ended December 31, 2008, 2007 and 2006 was $11.93, $28.49 and $29.96, respectively. At December 31, 2008, there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $3.0 million, $5.2 million and $3.7 million, respectively.

Supplemental Executive Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) with an executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2008. The actuarial present value of the projected benefit obligation was $7.5 million and the accrued SERP liability was $6.2 million and $5.0 million at December 31, 2008 and 2007, respectively. The expense associated with the SERP was $1.1 million, $1.1 million and $1.5 million in 2008, 2007 and 2006, respectively. The benefit will be fully accrued by November 2011. The discount rate used to calculate the SERP liability was 5.50% for 2008 and 5.75% for the years 2007 and 2006.

21. OTHER OPERATING EXPENSE

Major components of other operating expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Insurance	$8,203	$4,949	$3,756
OREO and repossessed asset expenses	2,171	268	50
Forms and supplies	2,141	2,217	2,030
Telephone	1,907	1,537	1,197
Employee travel and meals	1,781	1,594	1,352
Courier and express mail	1,168	1,068	952
Publications and dues	1,067	924	762
Training and education	887	935	897
Postage	868	849	737
Imputed interest on deferred acquisition liability	—	—	697
Other	6,985	4,025	3,768

Total	$27,178	$18,366	$16,198

22. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default.

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Commitments to originate loans
Variable rate	$85,201	$121,825
Fixed rate	25,551	22,705

Total commitments to originate new loans	110,752	144,530

Unadvanced portion of loans and unused lines of credit	1,012,801	1,252,059
Letters of credit	38,597	50,403
Forward commitments to sell loans	39,739	13,283

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The Company also adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 but did not elect to account for any financial instruments at fair value as allowed under that statement.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Total	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities	$801,435	$—	$801,435	$—
Derivatives—interest rate floor	5,260	—	5,260	—
Derivatives—customer swaps	7,762	—	7,762	—
Other investments	10,347	10,347	—	—

Liabilities:
Derivative—swap	$7,698	$—	$7,698	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall. Impaired loans include those loans that were measured at the value of underlying collateral as allowed under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”). The amount does not include impaired loans that are measured based on expected future cash flows discounted at the original effective interest rate as that amount is not considered a fair value measurement.

Description	Total	Fair value measurements at reporting date using:
		Quoted prices in active markets for indentical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans	$32,322	$—	$32,322	$—
Loans held for sale	27,219	—	—	27,219

	$59,541	$—	$32,322	$27,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is an analysis of the activity in loans held for sale measured at fair value in accordance with FAS 157:

Year Ended December 31, 2008
(In thousands)
Loans Held for Sale, beginning of period	$—
Transfers from Loans	93,557
Advances on loans held for sale	2,328
Proceeds from sales	(56,855)
Gain or (loss) on sale and valuation adjustments	(864)
Transfer to OREO	(7,117)
Payments and amortization	(3,830)

Loans Held for Sale, end of period	$27,219

Gain or loss on sale and valuation adjustments are included in loss on sale of loans (net) in the Consolidated Statement of Operations. OREO is included with other assets in the Consolidated Balance Sheets.

The Company did not elect to early adopt FAS 157 for non-recurring measurements of non-financial assets or liabilities as allowed under FSP FAS 157-2 Effective Date of FAS 157. As such, as allowed under that statement, the Company did not conform to FAS 157 and its required disclosures related to the goodwill impairment loss at FPB, Charter, Gibraltar, DGHM, Sand Hill, and the Company’s equity method investment, Coldstream.

The following table presents our book values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis:

	December 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$394,300	$394,300	$186,434	$186,434
Securities:
Held-to-maturity	29,520	29,728	13,083	13,163
Loans, net (excluding loans held for sale and impaired loans accounted for at fair value)	5,366,670	5,389,343	5,167,678	5,159,471
Other assets	157,952	157,952	157,694	157,694
FINANCIAL LIABILITIES:
Deposits	4,920,605	4,947,202	4,375,101	4,379,921
Securities sold under agreements to repurchase	293,841	298,208	264,303	262,997
Federal Home Loan Bank borrowings	936,037	978,624	836,996	843,311
Junior subordinated debentures and other long-term debt	290,585	211,085	525,645	523,212
Other liabilities	16,255	16,255	15,784	15,784

The estimated fair value amounts have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Held to Maturity

The fair value presented for securities are based on quoted market prices received from third party pricing services, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments, quotations, or analysis of estimated future cash flows.

Loans and loans held for sale (excluding impaired loans accounted for at fair value)

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

Other Assets

Other financial assets consist primarily of accrued interest and fees receivable, Stock in FHLBs and Banker’s Bank, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.

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

Junior Subordinated Debentures and Other Long-Term Debt

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2008. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities. The fair value of the long-term debt was based on the price the Company repurchased this debt for in the open market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands)
ASSETS:
Cash and cash equivalents	$202,319	$7,090
Investment in wholly-owned and majority-owned subsidiaries:
Banks	552,367	710,193
Nonbanks	186,838	234,415
Investment in partnerships and trusts	8,839	8,786
Goodwill	—	3,456
Intangible assets, net	798	1,415
Loans receivable from Banks	—	218,079
Income tax receivable and deferred	39,995	21,463
Other assets	18,300	20,075

Total assets	$1,009,456	$1,224,972

LIABILITIES:
Deferred acquisition obligations	$11,466	$14,888
Junior subordinated debentures and other long-term debt	290,585	525,645
Other liabilities	18,429	21,978

Total liabilities	320,480	562,511
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value: authorized: 2,000,000 shares;
Series B, issued: 401 shares at December 31, 2008	—	—
Series C, issued: 154,000 shares at December 31, 2008	154	—
Common stock, $1.00 par value per share; authorized: 170,000,000 shares; issued: 63,874,024 shares in 2008, and 37,469,712 shares in	63,874	37,470
Additional paid-in capital	876,894	454,927
Retained (deficit)/ earnings	(263,417)	166,963
Accumulated other comprehensive income	11,471	3,101

Total stockholders’ equity	688,976	662,461

Total liabilities and stockholders’ equity	$1,009,456	$1,224,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF OPERATIONS

	December 31, 2008	December 31, 2007	December 31, 2006
	(In thousands)
INCOME:
Interest income	$4,364	$4,870	$453
Gain on repurchase of debt	22,513	—	—
Dividends from subsidiaries:
Banks	—	15,100	—
Nonbanks	55,548	39,952	28,441
Other (loss)/income	(1,866)	1,173	2,012

Total income	80,559	61,095	30,906

EXPENSES:
Salaries and employee benefits	13,878	13,875	13,824
Professional fees	7,785	4,987	3,703
Interest expense	18,488	18,652	13,311
Warrant expense	2,233	—	—
Impairment of goodwill and intangibles	3,921	—	—
Other expenses	5,506	5,453	4,034

Total expenses	51,811	42,967	34,872

Income (loss) before income taxes	28,748	18,128	(3,966)

Income tax benefit	(9,590)	(15,607)	(14,328)
Income before equity in undistributed earnings of subsidiaries	38,338	33,735	10,362
Equity in undistributed (loss)/earnings of subsidiaries	(427,090)	(29,565)	44,011

Net (loss)/income	$(388,752)	$4,170	$54,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(388,752)	$4,170	$54,373
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss/(earnings) of subsidiaries:
Banks	303,086	(12,034)	(48,991)
Nonbanks	68,456	(13,453)	(23,461)
Dividends from subsidiaries:
Banks	—	15,100	—
Nonbanks	54,337	38,410	26,847
Reclassification of increases in fair value of warrants	2,233	—	—
Impairment of goodwill and intangibles	3,921	—	—
Gain on the repurchase of debt	(22,513)	—	—
Increase in the income taxes receivable and deferred	(18,532)	—	—
Depreciation and amortization	3,339	3,618	3,762
Net decrease/(increase) in other operating activities	10,100	14,972	(4,264)

Net cash provided by operating activities	15,675	50,783	8,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, including deferred acquisition obligations	(9,521)	(64,721)	(34,644)
Capital investment in subsidiaries:
Banks	(134,702)	(6,500)	—
Nonbanks	(1,132)	—	—
Intercompany notes repaid from/(issued to) Banks	214,000	(214,000)	—
Intercompany notes issued to Nonbanks	(1,000)	—	—
Investment securities held-to-maturity:
Purchases	—	—	—
Maturities and principal payments	—	—	27,464
Net cash provided by/(used in) other investing activities	13	(5,120)	388

Net cash provided by/(used in) investing activities	67,658	(290,341)	(6,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Notes, net	—	284,625	—
Repurchase of debt	(210,941)	—	—
Dividends paid to common stockholders	(8,815)	(13,361)	(11,452)
Dividends to preferred stockholders	(209)	—	—
Share buyback	—	(40,043)	—
Excess tax savings on stock options exercised	—	789	2,320
Proceeds from issuance of preferred stock, net	193,580	—	—
Proceeds from issuance of warrants, net	28,418	—	—
Proceeds from issuance of common stock, net	108,411	3,355	3,871
Proceeds from stock options exercises	1,452	4,600	5,747

Net cash provided by financing activities	111,896	239,965	486

Net increase in cash and cash equivalents	195,229	407	1,960
Cash and cash equivalents at beginning of year	7,090	6,683	4,723

Cash and cash equivalents at end of year	$202,319	$7,090	$6,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. SELECTED QUARTERLY DATA (UNAUDITED)

	2008(1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$49,923	$50,634	$51,779	$49,670
Non-interest income	40,646	53,016	68,182	67,659

Total revenues	90,569	103,650	119,961	117,329
Provision for loan losses	22,814	137,108	31,904	19,648
Non-interest expense and minority interest	111,715	295,516	168,287	102,338

Loss before taxes	(43,960)	(328,974)	(80,230)	(4,657)

Income tax (benefit)/expense	(19,041)	(55,613)	398	5,187

Net loss(2)	$(24,919)	$(273,361)	$(80,628)	$(9,844)

Net loss per share
Basic	$(0.47)	$(5.92)	$(2.11)	$(0.26)
Diluted	$(0.47)	$(5.92)	$(2.11)	$(0.26)

	2007(1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$50,150	$50,148	$44,238	$43,384
Non-interest income	59,359	55,398	52,332	48,641

Total revenues	109,509	105,546	96,570	92,025
Provision for loan losses	19,252	3,738	745	1,176
Non-interest expense and minority interest	125,193	75,065	89,601	70,457

(Loss) income before taxes	(34,936)	26,743	6,224	20,392

Income tax (benefit)/expense	(3,780)	9,326	1,448	7,258

Net (loss) income(3)	$(31,156)	$17,417	$4,776	$13,134

Net (loss)/earnings per share
Basic	$(0.84)	$0.47	$0.13	$0.36
Diluted	$(0.84)	$0.44	$0.13	$0.34

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.
(2)	First quarter 2008 earnings include a $20.6 million non-deductible goodwill impairment charge and a $19.6 million provision for loan losses. Second quarter 2008 earnings include a $66.0 million non-deductible charge related to the restructuring of Westfield, a $17.4 million goodwill and intangibles impairment charge, and a $31.9 million provision for loan losses. Third quarter 2008 earnings include a $209.9 million goodwill and intangibles impairment charge, a $2.2 million non-deductible charge for the change in fair value of the warrants issued during the quarter, and a $137.1 million provision for loan losses. Fourth quarter 2008 earnings includes a $38.8 million goodwill and intangible impairment charge, and a $22.8 provision for loan losses. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 11: Goodwill and Other Intangible Assets and Note 8: Allowance for Credit Losses” for further details.
(3)	Second quarter 2007 earnings includes a $17.9 million goodwill impairment charge. Fourth quarter 2007 earnings includes a $43.0 million goodwill and intangible impairment charge. See Footnote 11—Goodwill and Other Intangible Assets for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.	REGULATORY MATTERS

Investment Management

The Company’s investment management business is highly regulated, primarily at the federal level by the SEC, National Association of Securities Dealers, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act’s provisions and regulations. The Company’s subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.

Banking

The Company and its private banking subsidiaries are also subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System, (the “Federal Reserve”), the FDIC, which insures the deposits of the Banks to the maximum extent permitted by law, the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, the Washington State Department of Financial Institutions and the Office of Thrift Supervision. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to foster the safety and soundness of the Banks and protect depositors and not for the purpose of protecting stockholders.

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

Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. The primary items in the Company’s Tier I capital include total equity plus qualifying trust preferred securities, less net unrealized gains on available-for-sale securities, goodwill and intangible assets, and disallowed deferred tax assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 27, 2008, as a result of an examination by the FDIC, the members of the Board of Directors of FPB entered into an informal supervisory agreement (a memorandum of understanding) with the FDIC and the California Commissioner of Financial Institutions to address certain matters raised in the examination. Disclosure of FDIC examination matters and the related terms of the memorandum of understanding are prohibited. Compliance with the terms of the memorandum of understanding is not expected to have a material adverse effect on the Company.

As of December 31, 2008, the Company and all the Banks have capital ratios above the minimum standards to be considered well capitalized. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized”. Due to the informal supervisory agreement between the FDIC and FPB, the Company and FPB can only be classified as “adequately capitalized”. As of December 31, 2008, except for FPB, all of the Banks meet the FDIC requirements under the regulatory framework for prompt corrective action to be categorized as “well capitalized”.

The Company contributed $125.3 million of capital in 2008 to FPB. These capital contributions were needed for FPB to meet applicable regulatory capital requirements. In addition, the Company made capital contributions of $6.4 million to Borel Private Bank and $3.0 million to Charter Bank in 2008. The capital contributions to Borel were made to support significant loan growth during the year. The capital contribution to Charter was made to meet applicable regulatory capital requirements.

In January 2009, the Company contributed an additional $10.0 million of capital to FPB to meet applicable regulatory capital requirements.

In February 2009, the Company contributed an additional $5.0 million of capital to Charter to strengthen their regulatory capital ratios due to the deteriorating economic conditions in the Pacific Northwest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts and regulatory capital requirements as of December 31, 2008 and 2007 are presented in the tables below:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2008
Total risk-based capital
Company	$797,726	15.47%	$412,500	>8.0%	$515,625	>10.0%
Boston Private Bank	229,476	11.57	158,678	8.0	198,347	10.0
Borel	145,247	10.95	106,155	8.0	132,693	10.0
FPB	52,835	13.74	30,771	8.0	38,463	10.0
Gibraltar	121,799	11.67	83,461	8.0	104,326	10.0
Charter	29,053	11.01	21,109	8.0	26,386	10.0
Tier I risk-based capital
Company	731,768	14.19	206,250	4.0	309,375	6.0
Boston Private Bank	204,666	10.32	79,339	4.0	119,008	6.0
Borel	129,625	9.77	53,077	4.0	79,616	6.0
FPB	48,003	12.48	15,385	4.0	23,078	6.0
Gibraltar	108,685	10.42	41,730	4.0	62,595	6.0
Charter	25,621	9.71	10,554	4.0	15,831	6.0
Tier I leverage capital
Company	731,768	10.52	278,189	4.0	347,737	5.0
Boston Private Bank	204,666	6.79	120,652	4.0	150,815	5.0
Borel	129,625	9.08	57,110	4.0	71,387	5.0
FPB	48,003	8.43	22,772	4.0	28,466	5.0
Gibraltar	108,685	7.23	60,098	4.0	75,121	5.0
Charter	25,621	6.27	16,354	4.0	20,442	5.0

As of December 31, 2007
Total risk-based capital
Company	$535,525	10.84%	$395,263	>8.0%	$494,079	>10.0%
Boston Private Bank	202,392	10.87	149,000	8.0	186,251	10.0
Borel	117,309	10.76	87,223	8.0	109,029	10.0
FPB	49,203	8.90	44,222	8.0	55,278	10.0
Gibraltar	118,049	11.00	85,815	8.0	107,269	10.0
Charter	32,465	11.92	21,788	8.0	27,235	10.0
Tier I risk-based capital
Company	465,285	9.42	197,632	4.0	296,448	6.0
Boston Private Bank	179,100	9.62	74,500	4.0	111,750	6.0
Borel	105,198	9.65	43,612	4.0	65,418	6.0
FPB	42,061	7.61	22,111	4.0	33,167	6.0
Gibraltar	105,643	9.85	42,908	4.0	64,361	6.0
Charter	29,761	10.93	10,894	4.0	16,341	6.0
Tier I leverage capital
Company	465,285	7.28	255,734	4.0	319,668	5.0
Boston Private Bank	179,100	6.54	109,567	4.0	136,959	5.0
Borel	105,198	9.14	46,028	4.0	57,535	5.0
FPB	42,061	7.14	23,576	4.0	29,469	5.0
Gibraltar	105,643	7.53	56,122	4.0	70,152	5.0
Charter	29,761	8.91	13,359	4.0	16,698	5.0

Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27. LITIGATION AND CONTINGENCIES

Investment Management Litigation

On May 3, 2002, the Retirement Board of Allegheny County (the “Retirement Board”) filed a complaint in Pennsylvania state court against Westfield and Grant D. Kalson & Associates bringing breach of contract and other claims for an alleged “opportunity loss,” notwithstanding that the Fund administered by the Retirement Board grew substantially under Westfield’s and Kalson’s management. On July 11, 2008, the Court granted both Westfield’s and Kalson’s motions for summary judgment on all claims, and the case was thus closed. On August 8, 2008, the Retirement Board filed a notice of appeal. On January 7, 2009, the parties executed a settlement agreement whereby the Retirement Board would withdraw its appeal and provide a full release of any and all claims against Westfield in consideration of a payment of $50,000. Plaintiff filed a praecipe discontinuing the action with prejudice on January 12, 2009.

Trust Litigation

Beginning in 1984, Borel served as the trustee of a private family trust (the “Trust”) that was the joint owner of a certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL’s operations was found on the property in 1994. The subject property was the subject of lengthy litigation brought by certain beneficiaries of the Trust against Borel and others in 1994. In 2002, during the course of that litigation, Borel as Trustee sold the property to its former lessee, the Union Oil Company of California (d/b/a UNOCAL) in exchange for cash and a comprehensive indemnity on behalf of the Trust. Litigation with the beneficiaries continued until 2005, when Borel, UNOCAL, and others entered into a comprehensive settlement with all of the beneficiaries, except one, dismissing all of their pending actions in exchange for a payment of cash and other considerations from UNOCAL. Borel paid nothing in the settlement. The dissenting beneficiary attempted to continue the litigation against Borel on his own, acting pro se. The state court dismissed this individual action with prejudice in 2005, whereupon the dissenting beneficiary filed a similar action, again pro se, in the U.S. District Court for the Northern District of California. The federal court dismissed this action with prejudice, and the dissenting beneficiary then unsuccessfully pursued appeals to the Ninth Circuit Court of Appeals and the U.S. Supreme Court. His petition for certiorari was denied in February 2008, concluding the litigation. The 2005 settlement with the other beneficiaries was thereafter consummated. All of the property formerly belonging to the Trust was distributed to separate subtrusts established for each individual beneficiary. Borel is not the trustee of these subtrusts. Borel’s petition for termination of the Trust is to be heard on March 18, 2009.

Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

28. RELATED PARTY TRANSACTIONS

Stephen M. Waters, who is a director of the Company, has two loans for approximately $7.0 million with Boston Private Bank. Mr. Waters also has an unsecured standby letter of credit with a line of $0.5 million with a zero outstanding balance as of December 31, 2008 with Gibraltar. The loans with Boston Private Bank were originated prior to Mr. Waters becoming a director of the Company. All of the loans are current as of December 31, 2008. All loans were made in the ordinary course of business under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2007 and 2006 financial statements of Gibraltar Private Bank & Trust Company, a wholly-owned subsidiary, which statements reflect total assets constituting 23 percent in 2007, and total revenues constituting 14.8 percent and 17.7 percent in 2007 and 2006, respectively, of the related totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gibraltar Private Bank & Trust Company for 2007 and 2006, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Gibraltar Private Bank & Trust Company

Coral Gables, Florida:

We have audited the consolidated balance sheet of Gibraltar Private Bank & Trust Company and Subsidiary (the “Bank”) as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

Fort Lauderdale, Florida

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Boston Private Financial Holdings, Inc.:

We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 11, 2009

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

B) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability and preparation of published financial statements in accordance with accounting principles generally accepted in the U.S. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

KPMG LLP, the independent registered public accounting firm that reported on the Company’s consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report can be found on page 149.

C) Changes in Internal Controls over Financial Reporting

1.	In remediation of the material weaknesses identified at December 31, 2007, the Company undertook the following:

A.	Goodwill and Intangible assets impairment evaluation processes:

Specific enhancements were made to the Company’s goodwill and intangible assets impairment evaluation processes as follows:

•	Implemented additional layers of quality review to include the Segment Controllers, the Corporate Controller and the CFO.

•	Increased standards for documentation such that inputs and assumptions are supported by detailed analysis and underlying data, including:

•	Support for comparables and/or transaction analysis, including a discounted cash flow analysis

•	Support for calculation of the discount rate, attrition rates, and tax rates used in analysis

•	Narrative regarding long-term growth rates, margin analysis and discussion of macroeconomic factors

•	Implemented revised timelines for delivery of such analysis for review by internal and external parties.

B.	Construction and Development Lending Process (First Private Bank & Trust)

Specific changes were made to both policies and procedures relating to appraisals, interest rate reserves, and the allowance for loan and lease loss methodology at First Private Bank & Trust (“FPB”) in 2008, including:

•	Several key changes to executive officers including the CEO and Chief Credit Officer.

•	Revised FPB’s credit policy to provide that the bank, going forward, can no longer make Reg. O loans, and the risk rating definitions have been revised.

•	Adopted a new OREO policy.

2.	In addition to these matters, the following changes to internal controls and the allowance for loan loss methodology have been made:

A.	Appraisal Practices

•

The Company’s loan loss methodology provides that management will take into account updated appraisals of the collateral especially for loans which can be more volatile such as construction and land loans. During periods of rapid market deterioration, real estate broker opinions of value may be substituted for appraisals, which may take four to six weeks to process, in order to provide timely property valuations.

•	Appraisals for loans in excess of $1 million will now be reviewed by an independent appraiser.

•	When a loan is subject to renewal, an update on the financial condition of the borrower and a new appraisal is generally required.

•

Impairment charges, additions to Loan Loss Reserve (both allocated and unallocated), appraisal reviews, and broker opinions of value and loan renewals must be reviewed and approved by the appropriate authority in Credit Administration, and in some cases, depending on the dollar size of the transaction, by the Director’s Loan Committee

•	In addition to the changes made at FPB, the Holding Company’s Chief Credit Officer now undertakes quarterly reviews of the loan portfolio with FPB’s Chief Credit Officer.

B.	Interest Reserves

All loans with an interest reserve now require the approval of the loan officer and the Chief Credit Officer at the time of origination and at renewal or extension.

C.	Allowance for loan loss methodology

A revision to the FPB Allowance for Loan Loss methodology was proposed and circulated for review to both FPB’s Board and its regulators. Borrower financial information and interest reserves, changes in regulatory and accounting guidance regarding the calculation of the allowance for loan losses could result in a change to the level of the allowance for loan losses required to be maintained.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the Proxy Statement and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference. See Part II, Item 8, “Financial Statements and Summary Data—Note 28: Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Exhibits

(1) Financial Statements

(2) Financial Schedules

None

(3) Exhibits

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc. filed May 23, 1994.	10-Q	8/14/2001	3.1

3.2	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on April 22, 1998.	10-Q	8/14/2001	3.2

3.3	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 20, 2001.	S-8	11/28/2001	4.3

3.4	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on August 8, 2008	8-K	8/11/2008	3.1

3.5	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on September 30, 2008	10-Q	11/7/2008	3.2

3.6	Articles of Amendment of Boston Private Financial Holdings, Inc. filed on November 19, 2008	8-K	11/24/2008	3.2

3.7	By-laws of Boston Private Financial Holdings, Inc., as amended and restated.	8-K	6/6/2007	99.1

10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1

10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2

10.3	Commercial Lease dated October 31, 1994, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc.	10-Q	8/14/2001	10.2

10.4	Schedule of Amendments to Commercial lease dated October 31, 1994 by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc.	10-K	3/7/2003	10.11

10.5	Change in Control Protection Agreement, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey, effective as of March 19, 1997	10-K	3/13/2002	10.13

10.6	Boston Private Financial Holdings, Inc. Deferred Compensation Plan	S-8	7/24/2001	4.1

10.7	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan	S-8	11/28/2001	99.2

10.8	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16

10.9	Borel Private Bank & Trust Company 1998 Stock Option Plan	S-8	12/3/2001	99.1

10.10	1998 Amendment and Restatement of Directors’ Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003 Plan	10-K	3/12/2004	10.21

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.11	January 2000 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan	10-K	3/13/2002	10.20

10.12	February 2003 Amendment to Boston Private Financial Holdings, Inc. Directors’ Stock Option Plan	10-K	3/7/2003	10.22

10.13	Boston Private Financial Holdings, Inc. 401(k) Profit-Sharing Plan	S-8	6/28/2002	N/A

10.14	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers dated November 21, 2003	10-K	3/15/2005	10.24

10.15	Amended and Restated Employment Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.1

10.16	Amended and Restated Supplemental Executive Retirement Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.2

10.17	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	N/A

10.18	Indenture dated October 12, 2004 between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1

10.19	Guarantee Agreement dated as of October 19, 2004 by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2

10.20	First Private Bank & Trust 1994 Stock Option Plan	S-8	3/5/2004	N/A

10.21	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release and Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty dated March 1, 2005	8-K	3/7/2005	10.1 and 10.2

10.22	Indenture dated September 27, 2005 between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1

10.23	Guarantee Agreement dated as of September 27, 2005 by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2

10.24	Amended and Restated Declaration of Trust of Boston Private Capital Trust II dated September 27, 2005	8-K	9/30/2005	10.3

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.25	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Steven D. Hayworth dated April 18, 2005 and amendment thereto, dated May 4, 2006.	10-K	2/28/2007	10.37

10.26	Gibraltar Financial Corporation Amended and Restated 1996 Employee Stock Incentive Plan	S-8	10/3/2005	N/A

10.27	Gibraltar Financial Corporation 2002 Non-Employee Director and Agent Stock Incentive Plan, as amended	S-8	10/3/2005	N/A

10.28	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Kathryn A. Kearney dated October 23, 2006	8-K	10/25/2006	10.2

10.29	Forms of award grant agreements under the Company’s 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1, 10.2 and 10.3

10.30	Credit Agreement among Boston Private Financial Holdings, Inc., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders named therein, dated January 31, 2008	8-K	2/5/2008	99.1

10.31	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee	8-K	7/9/2007	4.1

10.32	Form of 3.00% Contingent Convertible Senior Note due 2027	8-K	7/9/2007	4.2

10.33	Registration Rights Agreement, dated July 5, 2007, between Boston Private, Inc. and the Initial Purchasers	8-K	7/9/2007	4.3

10.34	Recapitalization Agreement, dated March 19, 2008, by and among Boston Private Financial Holdings, Inc., Westfield Capital Management Company, LLC, Westfield Capital Management, LP, WMS Management LLC and WCM General Partner LLC	8-K	3/26/2008	99.1

10.35	Investment Agreement, dated July 22, 2008, between Boston Private Financial Holdings, Inc. and the investor party thereto	8-K	7/24/2008	10.1

10.36	Warrant Agreement, dated July 22, 2008, between Boston Private Financial Holdings, Inc. and the investor party thereto	8-K	7/24/2008	10.2

10.37	Letter Agreement, dated November 21, 2008, between Boston Private Financial Holdings, Inc. and the United States Department of the Treasury	8-K	11/24/2008	10.1

10.38	Warrant for Purchase of Shares of Common Stock, dated November 21, 2008, between Boston Private Financial Holdings, Inc. and the United States Department of the Treasury	8-K	11/24/2008	4.2

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.39	Form of Waiver of Senior Officers, dated November 21, 2008	8-K	11/24/2008	10.2

10.40	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and James D. Dawson dated January 28, 2009	8-K	1/28/2009	10.1

10.41	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and David J. Kaye dated January 28, 2009	8-K	1/28/2009	10.2

10.42	Change in Control Protection Agreement by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins dated January 28, 2009	8-K	1/28/2009	10.3

10.43	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	1/28/2009	10.4

21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				X

23.1	Consent of KPMG, LLP				X

23.2	Consent of Hacker, Johnson & Smith PA				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2009.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ TIMOTHY L. VAILL
Timothy L. Vaill
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ TIMOTHY L. VAILL Timothy L. Vaill	Chairman of the Board and Chief Executive Officer	March 11, 2009

/s/ WALTER M. PRESSEY Walter M. Pressey	President and Vice Chairman	March 11, 2009

/s/ DAVID J. KAYE David J. Kaye	Executive Vice President and Chief Financial Officer	March 11, 2009

/s/ WILLIAM A. GRATRIX William A. Gratrix	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2009

/s/ HERBERT S. ALEXANDER Herbert S. Alexander	Director	March 11, 2009

/s/ EUGENE S. COLANGELO Eugene S. Colangelo	Director	March 11, 2009

/s/ KATHLEEN M. GRAVELINE Kathleen M. Graveline	Director	March 11, 2009

/s/ ADOLFO HENRIQUES Adolfo Henriques	Director	March 11, 2009

/s/ LYNN THOMPSON HOFFMAN Lynn Thompson Hoffman	Director	March 11, 2009

/s/ DEBORAH F. KEUNSTNER Deborah F. Keunstner	Director	March 11, 2009

/s/ RICHARD I. MORRIS, JR. Richard I. Morris, Jr.	Director	March 11, 2009

/s/ JOHN MORTON, III John Morton, III	Director	March 11, 2009

/s/ WILLIAM J. SHEA William J. Shea	Director	March 11, 2009

/s/ DR. ALLEN L. SINAI Dr. Allen L. Sinai	Director	March 11, 2009

/s/ STEPHEN M. WATERS Stephen M. Waters	Director	March 11, 2009