Form 10-Q
period 2009-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2009-05-08
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009:

Common Stock-Par Value $1.00	67,792,696
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$344,842	$325,979
Federal funds sold	19,374	67,368

Cash and cash equivalents	364,216	393,347
Other interest bearing certificates of deposit	21,132	17,750
Investment securities:
Available for sale (amortized cost of $740,306 and $787,282, respectively)	754,489	801,435
Held to maturity (fair value of $11,619 and $11,978, respectively)	11,401	11,770

Total investment securities	765,890	813,205
Loans held for sale	30,492	36,846
Loans:
Commercial	2,546,980	2,479,547
Construction and land	679,873	696,792
Residential mortgage	1,874,415	1,902,482
Home equity and other consumer loans	412,246	397,040

Total loans	5,513,514	5,475,861
Less: Allowance for loan losses	93,144	89,292

Net loans	5,420,370	5,386,569
Stock in Federal Home Loan Banks and Banker’s Bank	58,868	58,953
Premises and equipment, net	35,794	35,425
Goodwill	105,090	105,090
Intangible assets, net	65,962	68,309
Fees receivable	21,367	23,845
Accrued interest receivable	25,649	26,403
Income tax receivable and deferred	106,976	130,429
Other assets	140,335	157,829
Assets of discontinued operations	10,005	12,750

Total assets	$7,172,146	$7,266,750

Liabilities:
Deposits	$5,058,733	$4,920,605
Securities sold under agreements to repurchase	161,848	293,841
Federal Funds purchased	40,000	—
Federal Home Loan Bank borrowings	869,377	936,037
Junior subordinated debentures and other long-term debt	241,734	290,585
Other liabilities	86,841	122,944
Liabilities of discontinued operations	2,891	3,895

Total liabilities	6,461,424	6,567,907

Redeemable Noncontrolling Interests	49,995	50,167

The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued: 401 shares at March 31, 2009 and December 31, 2008	38,029	33,703
Series C, issued: 154,000 shares at March 31, 2009 and December 31, 2008; liquidation value $1,000 per share	144,948	144,642
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 67,791,841 shares at March 31, 2009 and 63,874,024 shares at December 31, 2008	67,792	63,874
Additional paid-in capital	660,484	654,903
Retained deficit	(265,298)	(263,417)
Accumulated other comprehensive income	11,272	11,471

Total Company’s stockholders’ equity	657,227	645,176

Noncontrolling interests	3,500	3,500

Total stockholders’ equity	660,727	648,676

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$7,172,146	$7,266,750

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans	$78,003	$87,784
Taxable investment securities	2,140	4,116
Non-taxable investment securities	1,735	2,130
Mortgage-backed securities	3,667	605
Federal Funds sold and other	324	2,033

Total interest and dividend income	85,869	96,668

Interest expense:
Deposits	22,711	29,573
Federal Home Loan Bank borrowings	8,393	9,985
Junior subordinated debentures and other long-term debt	3,272	5,835
Other short-term borrowings	875	1,661

Total interest expense	35,251	47,054

Net interest income	50,618	49,614
Provision for loan losses	16,636	19,648

Net interest income after provision for loan losses	33,982	29,966

Fees and other income:
Investment management and trust fees	28,065	38,945
Wealth advisory fees	10,181	10,785
Gain on repurchase of debt	407	11,324
Gain on sale of investments, net	3,443	781
Gain on sale of loans and other real estate owned, net	4,290	357
Other	1,269	2,333

Total fees and other income	47,655	64,525

Operating expenses:
Salaries and employee benefits	45,473	51,329
Occupancy and equipment	8,651	8,384
Professional services	6,057	4,845
Marketing and business development	2,286	2,819
Contract services and data processing	1,916	1,813
Amortization of intangibles	2,358	3,136
Impairment of goodwill and intangibles	—	20,600
(Credit)/ provision for unfunded loan commitments	(171)	92
FDIC insurance	1,857	1,039
Other	6,001	4,362

Total operating expenses	74,428	98,419

Income/ (loss) before income taxes	7,209	(3,928)
Income tax expense	2,021	5,481

Net income/ (loss) from continuing operations	5,188	(9,409)
Net (loss)/ income from discontinued operations	(1,875)	400

Net income/ (loss) before attribution to noncontrolling interests	3,313	(9,009)
Less: Net income attributable to noncontrolling interests	447	835

Net income/ (loss) attributable to the Company	$2,866	$(9,844)

Adjustments to net income/ (loss) attributable to the Company to arrive at net loss attributable to common shareholders	(8,404)	—

Net loss attributable to common shareholders for loss per share calculations	$(5,538)	$(9,844)

Loss per share attributable to the Company’s common shareholders:
Loss per share from continuing operations:
Basic and diluted loss per share	$(0.06)	$(0.27)

(Loss)/earnings per share from discontinued operations:
Basic and diluted (loss)/earnings per share	$(0.03)	$0.01

Net loss per share attributable to the Company’s common shareholders:
Basic and diluted loss per share	$(0.09)	$(0.26)

Average basic and diluted common shares outstanding	64,648,998	37,457,129

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2007	$37,470	$—	$416,887	$166,963	$3,101	$—	$624,421
Comprehensive Income:
Net loss attributable to the Company	—	—	—	(9,844)	—	—	(9,844)
Other comprehensive income/ (loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	3,399	—	3,399
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(218)	—	(218)
Change in unrealized gain on other, net	—	—	—	—	1,158	—	1,158

Total comprehensive loss attributable to the Company, net							(5,505)
Dividends paid to common shareholders	—	—	—	(3,750)	—	—	(3,750)
Net proceeds from issuance of 858,216 shares of common stock	858	—	11,963	—	—	—	12,821
Issuance of 99,516 shares through incentive stock grants	100	—	(100)	—	—	—	—
Amortization of incentive stock grants	—	—	624	—	—	—	624
Amortization of stock options and employee stock purchase plan	—	—	1,479	—	—	—	1,479
Stock options exercised	82	—	664	—	—	—	746
Other equity adjustments	—	—	(1,125)	(1,133)	—	—	(2,258)

Balance at March 31, 2008	$38,510	$—	$430,392	$152,236	$7,440	$—	$628,578

Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Income:
Net income attributable to the Company	—	—	—	2,866	—	—	2,866
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	21	—	21
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(234)	—	(234)
Change in unrealized loss on other, net	—	—	—	—	14	—	14

Total comprehensive income attributable to the Company, net							2,667
Dividends paid to common shareholders	—	—	(640)	—	—	—	(640)
Dividends paid to preferred shareholders	—	—	(2,511)	—	—	—	(2,511)
Net proceeds from issuance of 3,841,321 shares of common stock	3,841	—	7,158	—	—	—	10,999
Accretion of Series B Preferred stock Beneficial Conversion Feature	—	4,367	—	(4,367)	—	—	—
Accretion of discount on Series C Preferred stock	—	380	—	(380)	—	—	—
Issuance of 4,813 shares through incentive stock grants	5	—	(5)	—	—	—	—
Amortization of incentive stock grants	—	—	717	—	—	—	717
Amortization of stock options and employee stock purchase plan	—	—	624	—	—	—	624
Stock options exercised	72	—	238	—	—	—	310
Tax effect of stock options exercised	—	—	(692)	—	—	—	(692)
Other equity adjustments	—	(115)	692	—	—	—	577

Balance at March 31, 2009	$67,792	$182,977	$660,484	$(265,298)	$11,272	$3,500	$660,727

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss)/income before attribution to noncontrolling interests	$3,313	$(9,009)
Net (loss)/income from discontinued operations	(1,875)	400

Net income/ (loss) from continuing operations	5,188	(9,409)

Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,519	3,293
Net income attributable to noncontrolling interests	(447)	(835)
Equity issued as compensation	1,341	2,103
Impairment of goodwill and intangibles	—	20,600
Provision for loan losses	16,636	19,648
Loans originated for sale	(77,717)	(37,381)
Proceeds from sale of loans held for sale	78,969	37,197
Gain on the repurchase of debt	(407)	(11,324)
Decrease in income tax receivable and deferred	23,453	2,904
Net increase in other operating activities	(14,711)	(31,088)

Net cash provided by (used in) operating activities	36,824	(4,292)

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(198,500)	(802,767)
Sales	94,953	39,625
Maturities, redemptions, and principal payments	152,988	768,990
Investment securities held to maturity:
Purchases	(4)	(2,461)
Maturities and principal payments	374	309
Purchase of other interest bearing certificates of deposit, net	(3,382)	—
Distributions in trusts, net	5,470	444
Purchase/ (redemption) of Federal Home Loan Banks and Banker’s Bank stock	85	(6,072)
Net increase in portfolio loans	(48,645)	(122,308)
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	6,072	—
Capital expenditures, net of sale proceeds	(2,495)	(1,551)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(645)	(4,171)

Net cash provided by (used in) investing activities	6,271	(129,962)

Cash flows from financing activities:
Net increase/ (decrease) in deposits	138,128	(4,722)
Net decrease in securities sold under agreements to repurchase and other	(131,993)	(19,085)
Net increase in federal funds purchased	40,000	84,390
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(55,300)	10,195
Advances of long-term Federal Home Loan Bank borrowings	14,128	155,778
Repayments of long-term Federal Home Loan Bank borrowings	(25,460)	(14,526)
Repurchase of debt	(48,444)	(95,323)
Dividends paid to common stockholders	(640)	(3,750)
Dividends paid to preferred stockholders	(2,511)	—
Tax effect of stock options exercised	(692)	—
Proceeds from stock option exercises	310	746
Proceeds from issuance of common stock, net	374	923
Other equity adjustments	(126)	—

Net cash (used in) provided by financing activities	(72,226)	114,626

Net decrease in cash and cash equivalents	(29,131)	(19,628)
Cash and cash equivalents at beginning of year	393,347	185,095

Cash and cash equivalents at end of period	$364,216	$165,467

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$35,931	$49,147
Cash paid for income taxes/ (refunds received), net	(22,824)	5,646
Change in unrealized (loss)/gain on securities available for sale, net of tax	21	3,399
Change in unrealized (loss)/gain on cash flow hedge, net of tax	(234)	(218)
Change in unrealized gain on other, net of tax	14	1,158
Non-cash transactions:
Loans transferred to other real estate owned	8,600	—
Equity issued for acquisitions, including deferred acquisition obligations	10,625	11,898

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has five consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), Gibraltar Private Bank & Trust Company (“Gibraltar”), and Charter Bank (“Charter”) (together, the “Banks”). The Investment Management segment has three consolidated affiliate partners, including Westfield Capital Management Company, LP (“Westfield”), Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has four consolidated affiliate partners, including KLS Professional Advisors Group, LLC (“KLS”), RINET Company, LLC (“RINET”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, the Company also holds a minority interest investment in Coldstream Holdings, Inc. (“Coldstream Holdings”).

During the first quarter of 2009, BPFH adopted plans of disposal for Boston Private Value Investors, Inc. (“BPVI”) and Sand Hill Advisors, LLC (“Sand Hill”). Accordingly, the results of operations related to BPVI and Sand Hill are included in the results from discontinued operations.

On June 30, 2008, the Company completed the re-equitization of Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”). As a result of the re-equitization, the Company is entitled to an amount up to approximately $30 million of pre-tax earnings (the “Preferred Interest”) and one-third of any excess over that amount on an annual basis. Although the key employees of Westfield have control of the entity, the Company has 100% of the investment at risk in the entity. As a result, Westfield meets the definition of a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), and is subject to the consolidation rules of that interpretation. Under that interpretation, the primary beneficiary of the variable interest entity consolidates and is determined based on the entity that absorbs a majority of the losses. The Company has determined that it is the primary beneficiary of Westfield and continues to consolidate it.

The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority investment in Coldstream Holdings is accounted for using the equity method and is included in other assets.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). Certain prior year information has been reclassified to conform to current year presentation.

The Company’s significant accounting policies are described in Part II, Item 8, “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	For the three months ended March 31,
	2009	2008
	(In thousands, except share data)
Net income/ (loss) from continuing operations	$5,188	$(9,409)
Less: Net income attributable to the noncontrolling interests	447	835

Net income/ (loss) from continuing operations attributable to the Company	4,741	(10,244)

Increase in noncontrolling interests redemption value (1)	(1,146)	—
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	(4,367)
Accretion of discount on Series C Preferred stock (3)	(380)	—
Dividends paid and/or accrued on preferred securities	(2,511)	—

Total adjustments to income attributable to common shareholders	(8,404)	—

Loss from continuing operations attributable to common shareholders	(3,663)	(10,244)
(Loss)/ income from discontinued operations	(1,875)	400

Net loss attributable to the common shareholders	$(5,538)	$(9,844)

Weighted average basic common shares outstanding	64,648,998	37,457,129
Dilutive effect of:
Stock options, stock grants and other (4)	—	—
Convertible trust preferred securities (4)	—	—
Series B Convertible Preferred Shares (4)	—	—

Dilutive potential common shares	—	—

Weighted average diluted common shares outstanding	64,648,998	37,457,129

Per share data:
Basic and diluted
Loss from continuing operations	$(0.06)	$(0.27)
(Loss)/ income from discontinued operations	(0.03)	0.01

Net loss attributable to common shareholders	$(0.09)	$(0.26)

Dividends declared on common stock	$0.01	$0.10

(1)	See Part I. Item 1, “Notes to the Unaudited Consolidated Financial Statements—Note 11: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with Emerging Issues Task Force (“EITF”) D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), the increase in redemption value from period to period reduces income available to common shareholders.
(2)	See 2008 Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred securities issued during the third quarter of 2008 that gave rise to the beneficial conversion feature. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions, the beneficial conversion feature is accounted for as a preferred stock dividend and reduces income available to common shareholders.
(3)	See 2008 Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred securities issued during 2008 that gave rise to the accretion of the discount at issuance.
(4)	The diluted EPS computation for the three months ended March 31, 2009 and 2008 does not assume: exercise or contingent issuance of the options or other dilutive securities, conversion of the convertible trust preferred securities nor the convertible preferred securities, because the result would be anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation is as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
	(shares in thousands)
Potential common shares from:
Convertible trust preferred securities	3,229	3,187
Exercise or contingent issuance of options or other dilutive securities	1,007	762
Conversion of the Series B Preferred Stock	7,261	—

Total	11,497	3,949

In addition, if the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.7 million would have been added back to net income for diluted EPS computations for the periods presented.

In addition, options to purchase approximately 5.3 million shares of common stock were outstanding at March 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the quarter.

Also, warrants to purchase approximately 8.3 million shares of common stock were outstanding at March 31, 2009, but were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares during the quarter.

(3)	Reportable segments

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

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Part II, Item 8, “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment CEOs.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profit, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2009 and 2008. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company. The data presented in the following tables, except for assets, does not include discontinued operations.

	For the three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$53,227	$52,978	$16,696	$12,168	$69,923	$65,146
Total Investment Managers	69	185	21,229	30,626	21,298	30,811
Total Wealth Advisors	18	73	10,176	10,779	10,194	10,852

Total Segments	53,314	53,236	48,101	53,573	101,415	106,809
Holding Company and Eliminations	(2,696)	(3,622)	(446)	10,952	(3,142)	7,330

Total Company	$50,618	$49,614	$47,655	$64,525	$98,273	$114,139

	For the three months ended March 31,
	Non-interest expense		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations (1)
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$44,554	$63,097	$2,883	$(819)	$5,850	$(16,780)
Total Investment Managers	16,762	20,277	1,859	4,303	2,677	6,231
Total Wealth Advisors	8,263	7,747	637	989	1,294	2,116

Total Segments	69,579	91,121	5,379	4,473	9,821	(8,433)
Holding Company and Eliminations	4,849	7,298	(3,358)	1,008	(4,633)	(976)

Total Company	$74,428	$98,419	$2,021	$5,481	$5,188	$(9,409)

	For the three months ended March 31,
	Net income/(loss) from continuing operations attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (2)		Amortization of intangibles
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$—	$—	$5,850	$(16,780)	$979	$1,596
Total Investment Managers	229	592	2,448	5,639	972	1,128
Total Wealth Advisors	536	827	758	1,289	379	374

Total Segments	765	1,419	9,056	(9,852)	2,330	3,098
Holding Company and Eliminations	(318)	(584)	(6,190)	8	28	38

Total Company	$447	$835	$2,866	$(9,844)	$2,358	$3,136

	As of March 31,
	Assets (3)		AUM
	2009	2008	2009	2008
	(In thousands)		(In millions)
Total Banks	$6,933,350	$6,594,344	$3,799	$4,727
Total Investment Managers	143,418	202,886	13,860	20,057
Total Wealth Advisors	78,217	75,873	7,176	8,635

Total Segments	7,154,985	6,873,103	24,835	33,419
Holding Company and Eliminations	17,161	16,746	(14)	(20)

Total Company	$7,172,146	$6,889,849	$24,821	$33,399

(1)	Net income for the Total Company for the three months ended March 31, 2008 was reduced by $20.6 million for the goodwill impairment charge recorded at FPB. This decrease was slightly offset by a $11.3 million gain the Company recognized from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027 (the “Notes”). The Company’s effective tax rate for the first quarter of 2008 is not consistent with the Company’s 2009 quarterly effective tax rate as a result of the non-deductible goodwill impairment charge recorded at FPB. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 10: Income Taxes” for further detail.
(2)	Net (loss)/ income from discontinued operations for the three months ended March 31, 2009 and 2008 of $(1.9) million and $0.4 million, respectively, are included in Holding Company and Eliminations in the calculation of net income/ (loss) attributable to the Company.

(3)	At March 31, 2009 and 2008, Holding Company and Eliminations assets include assets attributable to discontinued operations of $10.0 million and $24.5 million, respectively.

(4)	Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2009:
Available for sale securities at fair value:
U.S. Government	$5,521	$27	$—	$5,548
U.S. Agencies and government-sponsored entities	168,026	2,856	(12)	170,870
Corporate bonds	999	3	—	1,002
Municipal bonds	206,877	5,870	(204)	212,543
Mortgage-backed securities	347,947	5,958	(396)	353,509
Other	10,936	297	(216)	11,017

Total	$740,306	$15,011	$(828)	$754,489

Held to maturity securities at amortized cost:
U.S. Government	$3,247	$89	$—	$3,336
Mortgage-backed securities	4,627	131	—	4,758
Other	3,527	—	(2)	3,525

Total	$11,401	$220	$(2)	$11,619

At December 31, 2008:
Available for sale securities at fair value:
U.S. Government	$8,527	$47	$—	$8,574
U.S. Agencies and government-sponsored entities	264,708	3,868	(6)	268,570
Corporate bonds	22,826	407	—	23,233
Municipal bonds	208,084	4,977	(118)	212,943
Mortgage-backed securities	276,319	5,589	(553)	281,355
Other	6,818	100	(158)	6,760

Total	$787,282	$14,988	$(835)	$801,435

Held to maturity securities at amortized cost:
U.S. Government	$5,245	$127	$—	$5,372
Mortgage-backed securities	4,936	87	(3)	5,020
Other	1,589	—	(3)	1,586

Total	$11,770	$214	$(6)	$11,978

(5)	Fair Value Measurements

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	Total at March 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available-for-sale securities	$754,489	$—	$754,489	$—
Derivatives—interest rate floor	4,758	—	4,758	—
Derivatives—customer swaps	7,174	—	7,174	—
Other investments	4,483	4,483	—	—

Liabilities:
Derivative—swaps	$6,977	$—	$6,977	$—

		Fair value measurements at reporting date using:
Description	Total at December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities	$801,435	$—	$801,435	$—
Derivatives—interest rate floor	5,260	—	5,260	—
Derivatives—customer swaps	7,762	—	7,762	—
Other investments	10,347	10,347	—	—

Liabilities:
Derivative—swaps	$7,698	$—	$7,698	$—

Available for sale debt securities consist primarily of U.S. Treasury securities, U.S. Agencies and government-sponsored entities, mortgage-backed securities, corporate debt, and municipal bonds. These instruments generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. Other investments consist of deferred compensation trusts for the benefit of employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement.

Currently, the Company uses an interest rate floor and interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement.

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

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, although the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall. Impaired loans include those loans that were measured at the value of underlying collateral as allowed under FASB Statement No. 114,

Accounting by Creditors for Impairment of a Loan (“FAS 114”). The amount does not include impaired loans that are measured based on expected future cash flows discounted at the original effective interest rate as that amount is not considered a fair value measurement.

		Fair value measurements recorded during the period:
Description	March 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans (1)	$37,633	$—	$—	$37,633
Loans held for sale (2)	3,643	—	—	3,643

	$41,276	$—	$—	$41,276

(1)	Collateral-dependent impaired loans whose fair value changed during the first quarter of 2009, net of specific reserves of $12.1 million.
(2)	Two loans in the loans held for sale category had declines in fair value for the three months ending March 31, 2009. The Company recorded a $0.4 million mark to market charge which was included in gain on sale of loans and other real estate owned, net, in the consolidated statement of operations.

The loans held for sale in the table above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, as discussed in the Company’s 2008 Annual Report on Form 10-K. The fair value of the loans held for sale was based on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement. The Company also measured the impairment of certain loans based on the fair value of the underlying collateral as permitted under FAS 114. The Company uses appraisals, which management may adjust to reflect estimated market value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property. Therefore they have been categorized as a Level 3 measurement. The $37.6 million balance in the table above includes those loans net of the specific allowance and does not include impaired loans for which the impairment was recognized based on the present value of future cash flows discounted at the loan’s original effective rate. The underlying collateral was valued utilizing market rates for comparable properties less costs to sell.

(6)	Loans Receivable

The following table presents a summary of the loan portfolio by geography. The geography assigned to the Private Banking loan data is based on the location of the lender. Net loans from the Holding Company to certain principals of the Company’s affiliate partners, loans at the Company’s non-banking segments and inter-company loan eliminations are identified as Eliminations and Other.

	March 31, 2009	December 31, 2008
	(In thousands)
Commercial loans:
New England	$997,437	$986,381
Northern California	849,090	821,308
Southern California	228,593	220,636
South Florida	331,954	322,639
Pacific Northwest	140,723	129,727
Eliminations and other	(817)	(1,144)

Total commercial loans	$2,546,980	$2,479,547

Construction and land loans:
New England	$115,171	$107,991
Northern California	233,235	225,536
Southern California	15,264	21,477
South Florida	254,460	265,075
Pacific Northwest	61,743	76,713

Total construction and land loans	$679,873	$696,792

Residential mortgage loans:
New England	$1,057,034	$1,087,843
Northern California	211,355	211,976
Southern California	43,714	29,204
South Florida	559,915	549,601
Pacific Northwest	2,397	23,858

Total residential mortgage loans	$1,874,415	$1,902,482

Home equity and other consumer loans:
New England	$91,299	$87,619
Northern California	81,550	78,159
Southern California	22,432	15,333
South Florida	209,168	209,466
Pacific Northwest	4,407	2,683
Eliminations and other	3,390	3,780

Total home equity and other consumer loans	$412,246	$397,040

Total loans	$5,513,514	$5,475,861

The following table presents a summary of the Private Banking credit quality data by geography. The geography assigned to the Private Banking credit quality data is based on the location of the lender.

	March 31, 2008	December 31, 2008
	(In thousands)
Classified loans: (1)
New England	$14,269	$3,210
Northern California	14,591	10,875
Southern California (2)	60,541	41,493
South Florida	65,671	57,495
Pacific Northwest	43,124	34,968

Total classified loans	$198,196	$148,041

Loans 30-89 days past due and accruing:
New England	$7,468	$6,641
Northern California	5,080	5,080
Southern California	6,743	6,276
South Florida	6,188	5,072
Pacific Northwest	2,375	658

Total loans 30-89 days past due	27,854	23,727

Non-accrual loans:
New England	$5,060	$4,098
Northern California	2,878	6,102
Southern California (2)	39,300	37,885
South Florida	37,807	29,942
Pacific Northwest	20,380	15,905

Total non-accrual loans	$105,425	$93,932

Other real estate owned and repossessed assets:
New England	$937	$2,378
Northern California	6,077	—
Southern California	—	7,117
South Florida	1,861	1,861
Pacific Northwest	5,575	3,343

Total other real estate owned and repossessed assets	$14,450	$14,699

Total non-performing assets	$119,875	$108,631

(1)	Classified loans include loans classified as either substandard, doubtful or loss.
(2)	Includes loans held for sale of $22,306 and $27,219 as of March 31, 2009 and December 31, 2008, respectively.

Non-performing assets include non-accrual loans, other real estate owned (“OREO”) and repossessed assets.

Impaired loans are generally included within the balance of classified loans. Impaired loans totaled $110.5 million as of March 31, 2009, as compared to $94.8 million at December 31, 2008.

(7)	Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2009, the allowance for credit losses totaled $97.1 million and was comprised of the allowance for loan losses of $93.1 million and the reserve for unfunded loan commitments of $3.9 million.

The increased level of allowance for credit losses reflects the higher amount of non-performing and classified loans, particularly in the South Florida, Pacific Northwest and Southern California regions, recent charge-off trends and current economic conditions. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2009 and 2008:

	At and for the three months ended March 31,
	2009	2008
	(In thousands)
Ending gross loans	$5,513,514	$5,379,766

Allowance for loan losses, beginning of period	$89,292	$70,992
Provision for loan losses	16,636	19,648
Charge-offs	(13,339)	(1,768)
Recoveries	555	81

Allowance for loan losses, end of period	93,144	88,953

Reserve for unfunded loan commitments, beginning of period	4,088	6,055
(Credit)/ provision for unfunded loan commitments	(161)	92

Reserve for unfunded loan commitments, end of period	3,927	6,147

Allowance for credit losses, end of period	$97,071	$95,100

Allowance for loan losses to ending gross loans	1.69%	1.65%
Allowance for credit losses to ending gross loans	1.76%	1.77%

The following table presents a summary by geography of net loans charged off for the three months ended March 31, 2009 and 2008. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended March 31,
	2009	2008
	(In thousands)
Net loans charged off:
New England	$—	$1,005
Northern California	106	15
Southern California	3,782	592
South Florida	2,959	75
Pacific Northwest	5,937	—

Total net loans charged off	$12,784	$1,687

(8)	Goodwill and Intangible Assets

The Company performs an annual impairment test on goodwill and intangible assets at the reporting unit level in the fourth quarter of each year. Goodwill may be tested more often if events or circumstances indicate it may be impaired.

During the first quarter of 2009, the Company adopted plans for the disposal of BPVI, an Investment Management affiliate, and Sand Hill, a Wealth Advisory affiliate. At the adoption of the plans for disposal, goodwill and intangible asset impairment tests were performed on the two affiliates using the fair values established pursuant to the plans. It was determined that BPVI’s goodwill and intangible assets were impaired and therefore were written off as of March 31, 2009. The $2.1 million impairment expense is included in losses from discontinued operations. Sand Hill’s goodwill and intangibles were deemed not impaired. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements – Note 12: Discontinued Operations” for further details.

Also during the first quarter of 2009, the Company deemed that a triggering event under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) occurred due to the decline in the Company’s market capitalization. This triggering event was brought on by a significant adverse change in the banking business climate due to negative economic and market factors. For example, the KBW Regional Bank Index (NYSE: KRE) decreased 34% during the first quarter of 2009 while the S&P 500 index decreased 11% over the same period. As a result, the Company tested all reporting units for impairment using a market approach to determine fair value and determined that no goodwill or intangible asset impairment write-downs were needed.

The following table presents the goodwill by business segment at March 31, 2009 and December 31, 2008:

	Balance at March 31, 2009	Balance at December 31, 2008
	(In thousands)
Goodwill:
Private Banking	$2,403	$2,403
Investment Management	59,361	59,361
Wealth Advisory	43,326	43,326

Total goodwill	$105,090	$105,090

The following is an analysis of intangible assets at March 31, 2009 and December 31, 2008:

	At March 31, 2009			At December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Other intangibles:
Advisory contracts	$65,520	$(17,208)	$48,312	$65,509	$(15,732)	$49,777
Core deposit intangibles	13,289	(1,137)	12,152	13,289	(439)	12,850
Employee agreements	4,127	(2,308)	1,819	4,127	(2,150)	1,977
Trade names and other	3,150	—	3,150	3,150	—	3,150
Mortgage servicing rights	648	(119)	529	648	(93)	555

Total other intangibles	$86,734	$(20,772)	$65,962	$86,723	$(18,414)	$68,309

Amortization expense for the three months ended March 31, 2009 and 2008 was $2.4 million and $3.1 million, respectively. During the first quarter of 2009, the amortization of core deposit intangibles at two of the Private Banking affiliates was accelerated to reflect the attrition trends of acquired deposit accounts. The acceleration of the amortization is offset by the reduced carrying amount of these intangible assets due to the impairments recognized in the fourth quarter of 2008, which lead to a reduced amortization expense for the three months ended March 31, 2009 as compared to the same period in 2008.

(9)	Derivatives and Hedging Activities

The Company’s objective in using derivatives is to add stability to interest income and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, one of the affiliate Banks entered into a $100 million prime-based interest rate floor (the “Floor”) to protect against movements in interest rates below the Floor’s strike rate of 6.5% over the life of the agreement. The Floor has an effective date of November 1, 2005, and a maturity date of November 1, 2010. The Floor hedges the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor is designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Bank affiliate each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor.

The Company uses the “Hypothetical Derivative Method” described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of fees and other income. The Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2009. The Bank affiliate also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in FAS 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be included in the hedged portfolio.

In addition to the above hedging activities, the Company offers certain derivative products directly to qualified commercial borrowers. The Company hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated as FAS 133-qualifying hedging relationships and are, therefore, marked to market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. As of March 31, 2009, the fair value of the derivative assets was $7.2 million and the offsetting derivative liabilities had a fair value of $7.0 million. Fees earned in connection with the execution of derivatives related to this program are recognized in other income. The derivative asset and liability values below include an adjustment related to the consideration of credit risk required under FAS 157 of less than $0.1 million in the three months ending March 31, 2009. As of March 31, 2009, the Company had 18 interest rate swaps with an aggregate notional amount of $185.5 million related to this program.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2009.

	March 31, 2009
	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$4,758	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,174	Other liabilities	$6,977

Total		$11,932		$6,977

As indicated in the table above, as of March 31 2009, the Floor designated as a cash flow hedge had a fair value of $4.8 million. For the three months ended March 31, 2009, the after-tax change in net unrealized gains/ (losses) on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity was a loss of $0.2 million.

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Bank affiliate’s variable-rate assets. During the next 12 months, the Bank affiliate estimates that an additional $2.8 million will be reclassified as an increase to interest income.

During the three months ended March 31, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for the three months ended March 31, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
Derivatives in FAS 133 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	(In thousands)
Interest rate products	$(269)	Interest income	$35	Other income / expense	$—

Total	$(269)		$35		$—

	Three Months Ended March 31, 2009
Derivatives not designated as hedging instruments under FAS 133	Location of gain/ (loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$133

Total		$133

The Bank affiliate has agreements with its derivative counterparties that contain provisions where, if the Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank affiliate could also be declared in default on its derivative obligations.

The Bank affiliate also has agreements with certain of its derivative counterparties that contain provisions where if the Bank affiliate fails to maintain its status as a well- or adequately- capitalized institution, then the counterparty could terminate the derivative positions and the Bank affiliate would be required to settle its obligations under the agreements.

Certain of the Bank affiliate’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Company's creditworthiness in an adverse manner, the Bank affiliate may be required to fully collateralize its obligations under the derivative instruments.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.0 million. As of March 31, 2009, the Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million against its obligations under these agreements.

(10)	Income Taxes

Due to the adoption of plans in the first quarter of 2009 to dispose of BPVI and Sand Hill, the results of operations related to BPVI and Sand Hill were moved to discontinued operations. The profits and losses attributable to investors other than the Company are reflected under “Noncontrolling interests” in the table below. The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)
Income/ (loss) from continuing operations
Income/ (loss) before income taxes	$7,209	$(3,928)
Income tax expense	2,021	5,481

Net income/ (loss) from continuing operations	5,188	(9,409)

Effective tax rate, continuing operations	28.0%	nm

(Loss)/ income from discontinued operations
(Loss)/ income before income taxes	$(2,741)	$690
Income tax (benefit)/ expense	(866)	290

Net (loss)/ income from discontinued operations	(1,875)	400

Effective tax rate, discontinued operations	31.6%	42.0%

Income attributable to noncontrolling interests
Income before income taxes	$765	$1,418
Income tax expense	318	583

Net income attributable to noncontrolling interests	447	835

Effective tax rate, noncontrolling interests	41.6%	41.1%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$3,703	$(4,656)
Income tax expense	837	5,188

Net income/ (loss) attributable to the Company	2,866	(9,844)

Effective tax rate, attributable to the Company	22.6%	nm
nm = not meaningful

The effective tax rate for the first quarter of 2009 was calculated based on a projected annual effective tax rate. The effective tax rate from continuing operations for the first quarter of 2009 was 28.0%, with related tax expense of $2.0 million. The effective tax rate was less than the statutory rate of 35% due mostly to earnings from tax-exempt investments. These savings were partially offset by executive compensation expenses which cannot be deducted for tax purposes, due to restrictions under the U.S. Treasury's Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP).

The effective tax rate for the first quarter of 2008 was calculated based on the actual results for the first quarter of 2008 and not on a projected annual effective tax rate. The annual effective tax rate could not be predicted due to the potential variability in future financial results. Earnings for the first quarter of 2008 were reduced $20.6 million for non-deductible goodwill impairment.

(11)	Noncontrolling Interests

Effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which amended EITF D-98. Both of these pronouncements affect the accounting, reporting and disclosure of the Company’s noncontrolling interests. FAS 160 establishes accounting and reporting standards for noncontrolling interests in certain of our affiliates and for the deconsolidation of the affiliates. It clarifies that, in general, a noncontrolling interest in an affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

EITF D-98, however, requires that noncontrolling interests containing redemption features that make the interests probable to be redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, be reported in a category outside permanent equity, between liabilities and equity on the consolidated balance sheet.

Redeemable noncontrolling interests have been reported at the estimated maximum redemption values for all periods presented in the accompanying consolidated balance sheets in accordance with EITF D-98.

FAS 160 changes the way the consolidated statement of operations is presented in the accompanying consolidated financial statements. It requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the Company and to the noncontrolling interests.

Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations includes the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $0.4 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation. Noncontrolling interests which are not redeemable as provided in EITF D-98 are included in stockholders’ equity in the consolidated balance sheets, which includes the capital and undistributed profits owned by the noncontrolling partner, amounted to $3.5 million at both March 31, 2009 and December 31, 2008.

Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used to approximate fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $50.0 and $50.2 million are included in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.

FAS 160 has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements were applied retrospectively for all periods presented in the accompanying consolidated financial statements.

(12)	Discontinued Operations

During the first quarter of 2009, the Company adopted plans of disposal for BPVI and Sand Hill. Accordingly, the results of operations related to BPVI and Sand Hill are included in the results from discontinued operations. In accordance with FAS 142, the goodwill and intangibles at BPVI and Sand Hill were tested for impairment. In accordance with FAS 160, a loss was recognized in net income and measured as the difference between the consideration received and the carrying amount of the affiliates’ assets and liabilities.

On April 1, 2009, the Company divested its interest in BPVI. BPVI was previously categorized in the Investment Management segment and the results of operations related to BPVI are now included in discontinued operations which reflects a loss of approximately $1.6 million for the three months ended March 31, 2009, of which $1.4 million represents the remeasurement of the investment in BPVI to its fair value, net of tax. The Company recognized income of approximately $0.2 million from discontinued operations related to BPVI for the three months ended March 31, 2009. In addition, the assets and liabilities of BPVI have been reflected as assets and liabilities attributable to discontinued operations in the accompanying consolidated balance sheets. The Company does not expect any significant future operating cashflows from BPVI. The Company has deferred any potential future gains from contingent payments, if any, until determinable.

On March 31, 2009, the Company announced its intention to divest its interest in Sand Hill. Sand Hill was previously categorized in the Wealth Advisory segment and the results of operations related to Sand Hill are now included in discontinued operations, which reflects a loss of approximately $0.3 million and income of $0.2 million for the three months ended March 31, 2009 and 2008, respectively. In addition, the assets and liabilities of Sand Hill have been reflected as assets and liabilities attributable to discontinued operations in the accompanying consolidated balance sheets. The Company does not expect any significant future operating cashflows from Sand Hill. The Company does not expect any significant gains from the sale or related contingent payments.

(13)	Recent Accounting Developments

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more likely than not that the entity will not need to sell the security prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss should be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value should be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has determined that FSP FAS 115-2 and FAS 124-2 will not have a material effect on its results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009. The Company has determined that FSP FAS 107-1 and APB 28-1 will not have a material effect on its financial statements apart from complying with the disclosure requirements therein.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has determined that FSP 157-4 will not have a material effect on its financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; continued adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking and asset investment advisory activities; changes in interest rates; competitive pressures from other financial institutions; continued deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan default and charge-off rates; adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; the adoption of adverse government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become further impaired; and risks related to the identification and implementation of acquisitions; as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments, Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first quarter of 2009. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

During the first quarter of 2009, the Company earned revenues of $98.3 million, a decrease of 14% compared to revenues of $114.1 million for the same period in 2008. Total operating expenses were $74.4 million for the first quarter of 2008, a decrease of 24% compared to total operating expenses of $98.4 million for the same period in 2008. The Company reported net income from continuing operations of $5.2 million, compared to a net loss from continuing operations of $9.4 million for the same period in 2008. Net income attributable to the Company for the first quarter of 2009 was $2.9 million, as compared to a net loss attributable to the Company of $9.8 million, for the same period in 2008; however, the Company reported a net loss available to common shareholders of $0.09 per share for the first quarter of 2009 compared to a net loss of $0.26 loss per share, for the same period in 2008. The first quarter 2009 loss per share is attributable to non-cash accounting adjustments which reduced the income available to the common shareholders by $8.4 million, or $0.13 per share.

The key items that affected the Company’s first quarter results include:

1.	A decrease in Assets Under Management (“AUM”), primarily due to market depreciation, resulted in a reduction in the Company’s Investment Management fee line of $10.9 million compared to March 31, 2008.

2.	The increase in non-performing and classified assets necessitated additional loan loss provisions. The increase in non-performing assets has negatively affected the Company’s interest income and related net interest margin over the past year.

3.	The Company continued to reduce its non-strategic portfolio in Southern California and reported a net gain of $4.0 from the sale/recovery of five loans and two OREO properties.

4.	The Company recognized a $3.4 million net gain from the sale of investments at the Banks. The Banks periodically sell investments to lock in unrealized gains, primarily related to changes in interest rates, as well as to manage their interest rate risk.

5.	In addition, the Company adopted plans of disposal for BPVI and Sand Hill during the first quarter of 2009; as a result all individual revenue and expense items have been reclassified to discontinued operations. Individual asset lines, as well as liability lines were also reclassified to assets from discontinued operations, and liabilities from discontinued operations, respectively. Accordingly, all goodwill and intangible assets associated with those affiliates were tested for impairment using a fair value established by the terms of each sale. The intangible impairment charge of $1.4 million, net of tax, resulting from the sale of BPVI, was included in the first quarter discontinued operations. There was no impairment of intangibles related to Sand Hill, and any potential gains from the Sand Hill divestiture are not expected to be significant. Any potential gains from any contingent payments or contingent consideration have also been deferred.

The Company’s three segments reported positive earnings in the first quarter of 2009. Segment results exclude the effect of discontinued operations, interest expense on certain portions of long term debt and the results of unconsolidated affiliates; and are reduced by net income attributable to noncontrolling interests.

The Company’s Private Banking segment reported net income of $5.9 million in the first quarter of 2009, compared to a net loss of $16.8 million for the same period in 2008. The Company’s Private Banks reported revenue growth of $4.8 million, or 7%, in the first quarter of 2009 compared to the same period in 2008. Increased revenues were primarily due to the gains from the sale of investments, loans, and other real estate owned properties of $7.7 million. Net interest income at the Banks remained relatively flat compared to the first quarter of 2008 primarily due to the net interest margin compression caused by the increase in non-performing assets, offset by additional growth in loans at the Banks. Investment management and trust fees at the Banks decreased $1.2 million, or 16%, compared to the first quarter of 2008 as a result of declines in AUM of $0.9 billion, or 20%, from March 31, 2008. 82% of the decrease was attributable to market depreciation, and the remaining 18% was attributable to outflows. AUM at March 31, 2009 for the Banks was $3.8 billion. Total operating expenses at the Banks for the first quarter of 2009 decreased $18.5 million, or 29%, compared to the same period in 2008. The decrease is primarily due to the non-cash impairment charge recorded in the first quarter of 2008 of $20.6 million. Current quarter operating expenses include FDIC insurance expense of $1.9 million, a $0.8 million increase from the same period in 2008. On February 27, 2009 the FDIC Board of Directors (“the Board”) adopted an interim rule imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the Board to impose possible additional special assessments of up to 10 basis points thereafter; however due to legislation recently passed by the U.S. Senate and expected to be passed by the U.S. House of Representatives, it is anticipated that the special assessment will be reduced to 10 basis points. The Banks will accrue this special assessment in the quarter when the new rule is final, which is expected to be in the second quarter of 2009. The Company estimates that this special assessment would result in a pre tax expense to the Banks of approximately $5 to $10 million depending on the assessment rate and level of deposits at June 30, 2009.

The Company’s Investment Management segment reported net income of $2.4 million in the first quarter of 2009, compared to a net income of $5.6 million for the same period in 2008. The Company’s Investment Management segment continues to be negatively affected by the declines in the equity markets. Revenues decreased $9.5 million, or 31%, in the first quarter of 2009 compared to the same period in 2008 as a result of declines in AUM of $6.2 billion, or 31%, from March 31, 2008. Market depreciation for the twelve months ended March 31, 2009 was $6.7 billion, slightly offset by inflows of $0.5 billion. Total operating expenses at the Investment Management firms for the first quarter of 2009 decreased $3.5 million, or 17%, compared to the same period in 2008. The decrease in expenses is primarily due to the decrease in revenues which reduced variable compensation expenses.

The Company’s Wealth Advisory segment reported net income of $0.8 million in the first quarter of 2009, compared to net income of $1.3 million for the same period in 2008. The Company’s Wealth Advisory segment also was negatively affected by the challenging market conditions. Revenues for the first quarter of 2009 were $10.2 million, compared to $10.9 million for the same period in 2008 as a result of declines in AUM of $1.5 billion, or 17%, from March 31, 2008. Market depreciation for the twelve months ended March 31, 2009 was $1.6 billion, slightly offset by inflows of $0.1 billion. AUM at March 31, 2009 at the Wealth Advisory firms was $7.2 billion. Total operating expenses at the Wealth Advisory firms for the first quarter of 2009 increased $0.5 million, or 7%, compared to the same period in 2008. The increase is primarily due to increases in fixed compensation expenses as a result of severance charges and the consolidation of DTC on February 1, 2008.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan losses, the valuation of goodwill and intangible assets and analysis for impairment, stock-based compensation, and tax estimates. These policies are discussed in Part II. Item 7.III.D. “Critical Accounting Policies” in the Company’s 2008 Annual Report on 10-K. There have been no changes to these policies through the filing of this report on Form 10-Q.

Financial Condition

Total Assets. Total assets decreased $94.6 million, or 1%, to $7.2 billion at March 31, 2009 from $7.3 billion at December 31, 2008. This decrease was primarily driven by decreases in investments, cash and cash equivalents, income taxes receivable and deferred, and other assets, partially offset by increases in loans.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) decreased $47.3 million, or 6%, to $765.9 million, or 11% of total assets, at March 31, 2009, from $813.2 million, or 11% of total assets, at December 31, 2008. The decrease was primarily related to the sale of the Company’s available for sale securities during the first quarter of 2009. The Banks acquire securities for various purposes such as providing a source of income through interest income or subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. The sale of investments results in the Banks recognizing gains due to changes in interest rates which were previously recorded as unrealized gains within other comprehensive income. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 4: Investments” for a summary of the Company’s investment securities.

Loans held for sale. Loans held for sale decreased $6.4 million to $30.5 million at March 31, 2009 from $36.8 million at December 31, 2008. $4.9 million of the decrease was the result of the sale/recovery of five of the loans that were included in the Company’s non-strategic Southern California loan portfolio. The remaining $1.5 million decrease was related to the timing of loans sold in the secondary market.

Loans. Total portfolio loans increased $37.7 million, or 1%, to $5.5 billion, or 77% of total assets, at March 31, 2009, from $5.5 billion, or 75% of total assets, at December 31, 2008. This increase was primarily driven by the organic growth of the commercial loan portfolio, which increased $69.6 million, or 3%. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Risk Elements. The Company’s non-performing assets include non-accrual loans (including certain non-strategic loans held for sale), other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans. Non-performing assets increased $11.2 million, or 10%, to $119.9 million, or 1.67% of total assets, at March 31, 2009, from $108.6 million, or 1.49% of total assets, at December 31, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

The increases in non-performing assets, past due loans and classified loans are the result of continued weakness in the U.S. housing and labor markets and increased bankruptcy filings. This weakening has caused a related deterioration in real estate and land loans as prices for these assets continue to decline.

Total non-accrual loans at March 31, 2009 were $105.4 million, an increase of $11.5 million, or 12%, from $93.9 million at December 31, 2008. Approximately $97.5 million or 93% of the total non-accrual loans were located in the Southern California, South Florida, and Pacific Northwest regions. $22.3 million of the non-accrual loans in the Southern California region are in the loans held for sale category.

Of the total non-accrual loans, $33.2 million, or 32%, of the total is in construction and land loans, $22.4 million, or 21%, is in residential mortgage loans, $22.3 million, or 21%, is in loans held for sale, $12.3 million, or 12%, is in commercial real estate loans, $10.7 million, or 10%, is in commercial and industrial loans, and $4.5 million, or 4%, is in other loan categories.

OREO and repossessed assets consist of eleven properties with a carrying value of $14.5 million at March 31, 2009, a decrease of $0.2 million from December 31, 2008. The decrease was due to the disposition of two properties in Southern California, one property in New England and the partial disposition of another, also in New England, offset by three additional properties in Northern California and two additional properties in the Pacific Northwest. The fair value of OREO is defined as the cash price that might reasonably be anticipated in a current sale (within 12 months), less estimated selling costs, or, in the event that a current sale is unlikely, all cash flows generated by the property on a discounted basis. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

Additional write downs of $0.4 million were taken on loans in Southern California which were previously transferred to the loans held for sale category. These write downs were the result of further declines in the collateral values of two loans. The loss associated with the write downs is netted with the gain on sale of loans.

At March 31, 2009, loans with an aggregate balance of $27.9 million, or 0.51% of total loans, were 30-89 days past due, an increase of $4.1 million, or 17%, as compared to $23.7 million at December 31, 2008. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to a non-accrual status and a corresponding downgrade of the credit. Downgrades would generally result in additional provision for loan loss expenses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There was one loan in the Pacific Northwest with a balance of $0.3 million, 90 days past due, but still accruing, as of March 31, 2009 as compared to no loans 90 days past due, but still accruing as of December 31, 2008.

$12.8 million of net charge-offs were recorded in the first quarter. $5.9 million, or 46%, of the net charge-offs were in the Pacific Northwest, $3.8 million, or 30%, were in Southern California, $3.0 million or 23% were in South Florida and $0.1 million or 1% were in the other regions.

Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in the fair values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral.

Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Banks’ management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard, doubtful or loss under the rating system adopted by the Banks based on the criteria established by federal bank regulatory authorities. At March 31, 2009, the Company had classified loans of $198.2 million, an increase of $50.2 million, or 34%, compared to $148.0 million at December 31, 2008. Increases in classified loans were recorded at all Banks during the first quarter of 2009. The largest change was in the Southern California region which increased $19.0 million, or 46%, as compared to December 31, 2008. The New England region increased $11.1 million, or 345%. The South Florida and Pacific Northwest regions both experienced increases of $8.2 million, or 14% and 23%, respectively. The Northern California region increased by $3.7 million, or 34%.

Total classified loans by region are $65.7 million in South Florida, or 33% of the total; $60.5 million in Southern California, or 31% of the total; $43.1 million in the Pacific Northwest, or 22% of the total; $14.6 million in Northern California, or 7% of the total; and $14.3 million in New England, or 7% of the total. Included in the Southern California classified loans are $22.3 million of loans in the held for sale category. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in certain areas where the Banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $110.5 million at March 31, 2009, an increase of $15.7 million as compared to $94.8 million at December 31, 2008. $60.9 million of the impaired loans had specific reserves of $12.4 million, the remaining $49.6 million of impaired loans did not require any specific reserves. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 6: Loans Receivable” for a summary of the Private Banking credit quality data by geography.

Allowance for Credit Losses. The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. At March 31, 2009, the allowance for credit losses totaled $97.1 million and was comprised of the allowance for loan losses of $93.1 million and the reserve for unfunded loan commitments of $3.9 million.

The allowance for credit losses increased $3.7 million, or 4%, from December 31, 2008. Increases in the allowance for loan losses resulting from the provision for loan losses of $16.6 million were partially offset by charge offs, net of recoveries, of $12.8 million. This increase reflects the higher level of non-performing, past-due, and classified loans as well as continued growth in the loan portfolio. Approximately 82% of the provision recorded in the first quarter of 2009 was related to the Southern California, South Florida and Pacific Northwest regions. Approximately 99% of the charge offs, net of recoveries, recorded in the first quarter of 2009 were related to the Southern California, South Florida and Pacific Northwest regions. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 7: Allowance for Credit Losses” for an analysis of the Company’s allowance for credit losses.

Management evaluates currently available internal and external factors in establishing the allowance for loan losses, such as changes in the local economic market, concentration of risk and decreases in local property values. While management’s allowance for loan losses as of March 31, 2009 is considered adequate, under adversely different conditions or assumptions the Company would need to increase the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The full allowance for loan losses policy may be found in Part I, Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Income Taxes Receivable and Deferred. Income taxes receivable and deferred decreased $23.5 million, or 18%, to $107.0 million at March 31, 2009 from $130.4 million at December 31, 2008. The decrease is primarily due to the $22.8 million federal tax refund received during the first quarter of 2009.

Deposits. The Company experienced an increase in total deposits of $138.1 million, or 3%, to $5.1 billion, or 71% of total assets, at March 31, 2009, from $4.9 billion, or 68% of total assets, at December 31, 2008. The increase in deposits is primarily driven by the increase in CDARS deposits. The Certificate of Deposit Account Registry Service, or CDARS, provides depositors with up to $50 million in FDIC insurance coverage through its reciprocal deposit placement service. CDARS enables the Company’s Private Banks to distribute depositors’ monies among multiple CDs in increments less than the current FDIC insurance limit at other CDARS member banks across the country. CDARS deposits at March 31, 2009 were $270.4 million, as compared to $144.4 million at December 31, 2008.

The following table shows the composition of the Company’s deposits at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Balance	As a % of total	Balance	As a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$969,615	19%	$957,336	19%
NOW	428,172	8%	390,338	8%
Savings	144,694	3%	146,179	3%
Money market	1,491,069	30%	1,523,092	32%
Certificates of deposit under $100,000 (1)	1,130,453	22%	995,994	20%
Certificates of deposit $100,000 or greater (1)	894,730	18%	907,666	18%

Total deposits	$5,058,733	100%	$4,920,605	100%

(1)    Included in certificates of deposit are brokered and CDARS CDs of $582.8 million and $270.4 million, respectively, as of March 31, 2009. As of December 31, 2008, brokered and CDARS CDs were $628.6 million and $144.4 million, respectively.

Borrowings. Total borrowings (consisting of FHLB borrowings, federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) junior subordinated debentures, and other long-term debt) decreased $207.5 million, or 14%, to $1.3 billion at March 31, 2009 from $1.5 billion at December 31, 2008. FHLB borrowings (net of unamortized fair valuation adjustments) decreased $66.7 million, or 7%. Repurchase agreements decreased $132 million, or 45%. Repurchase agreements are generally used for commercial accounts with an overnight sweep feature. Federal funds purchased increased $40 million. Federal funds purchased provide short-term liquidity to the Banks and balances vary on a daily basis based on funding requirements. Junior subordinated debentures and other long-term debt decreased $48.9 million or 17%, to $241.7 million at March 31, 2009 from $290.6 million at December 31, 2008. The Company repurchased $48.9 million of its 3% Contingent Convertible Senior Notes due 2027 (“Notes”) during the first quarter of 2009. As of March 31, 2009 the Notes outstanding were $3.6 million.

Other liabilities. Other liabilities decreased $36.1 million, or 29%, to $86.8 million at March 31, 2009 from $122.9 million at December 31, 2008. The decrease is due to the payments on the 2008 accrued compensation, and the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2009 pursuant to the terms of the acquisition agreements.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. In general, the Company maintains a relatively high degree of liquidity in relation to its financial position. At March 31, 2009, consolidated cash and cash equivalents, other interest bearing certificates of deposit and securities available-for-sale, less securities pledged, amounted to $872.5 million, or 12% of total assets, as compared to $733.6 million, or 10% of total assets, at December 31, 2008. In addition, the Company’s affiliate Banks have access to available borrowings through the FHLB totaling $928.2 million as of March 31, 2009. Combined, this liquidity totals $1.8 billion, or 25% of total assets and 36% of total deposits as of March 31, 2009. The Banks use a portion of their securities as collateral for borrowings and other purposes, which reduces the amount of securities they could sell in the short term.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuers Purchase of Equity securities” in the Company’s 2008 Annual Report on Form 10-K. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings.

At March 31, 2009, Holding Company cash and cash equivalents amounted to $109.8 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the U.S. Treasury’s Capital Purchase Program (“CPP”). The Banks have increased total loans and investments in mortgage backed securities by $84.2 million and $138.5 million, respectively, since receiving the funds.

Holding Company Liquidity. The Company and several of the Company’s majority-owned affiliate partners have put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining minority ownership interests in these companies at the then fair value. These put and call options are discussed in detail in the Company’s 2008 Annual Report on 10-K. At March 31, 2009, the total estimated redemption value for these affiliates related to outstanding put options was approximately $50.0 million, of which $26.6 million could be redeemed within the next 12 months, and is classified on the consolidated balance sheet as redeemable noncontrolling interests in accordance with EITF D-98.

The Company is required to pay interest quarterly on its junior subordinated debentures and semi-annually on its long-term debt. The estimated cash required for the interest payments for the remainder of 2009 on the junior subordinated debentures is approximately $9.5 million based on the debt outstanding at March 31, 2009 and estimated interest rates. At March 31, 2009, the Company had $3.6 million in outstanding long-term Notes. Based on this balance, the interest payments due for the remainder of 2009 would be $0.1 million.

The Company presently plans to pay cash dividends on its common and preferred stock on a quarterly basis, however payment of dividends on common stock is determined on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out for the remainder of 2009 for dividends to common shareholders and holders of the convertible Preferred Class B stock will be approximately $2.3 million. Based on the Company’s Preferred Class C stock outstanding and the dividend rate, the Company expects to pay $5.8 million in cash dividends on Preferred Class C stock for the remainder of 2009.

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

Bank Liquidity. Each affiliate Bank is a member of its regional FHLB, and as such, has access to short-and long-term borrowings from such institution. At March 31, 2009, the Banks had available credit of $928.2 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, other interest bearing assets and investment securities available-for-sale, net of securities pledged) and available credit at the FHLBs of the Banks totaled $1.9 billion at March 31, 2009, which equals 27% of the Banks’ total assets and 35% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition or publicly available supervisory actions. Decreases in the amount of FHLB borrowings available to our Banks would lower their liquidity and possibly limit the Bank’s ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the FRB’s Discount Window facility, which can provide short-term liquidity as “lender of last resort,” broker certificates of deposit, and federal funds lines.

If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s Discount Window. In addition, the Banks could increase their usage of broker certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources

The Company’s stockholders’ equity at March 31, 2009 was $657.2 million, or 9% of total assets, compared to $645.2 million, or 9% of total assets at December 31, 2008. The increase in the Company’s stockholders’ equity in the first three months of 2009 was primarily the result of the common stock issued for deferred acquisition payments, and current period net income, partially offset by dividends paid.

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

Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” under the applicable regulations, for supervisory reasons, the Southern California and Pacific Northwest banks, and therefore the Company, are not deemed “well capitalized”.

The Company contributed an additional $17.0 million of capital in the first quarter of 2009 to certain of its Banking affiliates. These capital contributions were made to meet applicable regulatory capital requirements and to increase regulatory capital levels given the economic conditions in the regions in which these affiliate Banks operate and increased uncertainty in the local real estate markets.

The following table presents actual capital amounts and regulatory capital requirements as of March 31, 2009 and December 31, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2009
Total risk-based capital
Company	$792,211	15.57%	$407,148	>8.0%	$508,935	>10.0%
Boston Private Bank	236,214	12.13	155,843	8.0	194,803	10.0
Borel	151,755	11.08	109,575	8.0	136,969	10.0
FPB	60,733	18.15	26,773	8.0	33,467	10.0
Gibraltar	121,994	11.39	85,679	8.0	107,098	10.0
Charter	33,132	13.35	19,850	8.0	24,813	10.0
Tier I risk-based capital
Company	728,181	14.31	203,574	4.0	305,361	6.0
Boston Private Bank	211,826	10.87	77,921	4.0	116,882	6.0
Borel	134,627	9.83	54,788	4.0	82,182	6.0
FPB	56,456	16.87	13,387	4.0	20,080	6.0
Gibraltar	108,518	10.13	42,839	4.0	64,259	6.0
Charter	29,893	12.05	9,925	4.0	14,888	6.0
Tier I leverage capital
Company	728,181	10.52	276,752	4.0	345,940	5.0
Boston Private Bank	211,826	7.08	119,604	4.0	149,505	5.0
Borel	134,627	9.36	57,563	4.0	71,953	5.0
FPB	56,456	11.01	20,512	4.0	25,639	5.0
Gibraltar	108,518	6.69	64,928	4.0	81,160	5.0
Charter	29,893	7.19	16,640	4.0	20,800	5.0
As of December 31, 2008
Total risk-based capital
Company	$797,726	15.47%	$412,500	>8.0%	$515,625	>10.0%
Boston Private Bank	229,476	11.57	158,678	8.0	198,347	10.0
Borel	145,247	10.95	106,155	8.0	132,693	10.0
FPB	52,835	13.74	30,771	8.0	38,463	10.0
Gibraltar	121,799	11.67	83,461	8.0	104,326	10.0
Charter	29,053	11.01	21,109	8.0	26,386	10.0
Tier I risk-based capital
Company	731,768	14.19	206,250	4.0	309,375	6.0
Boston Private Bank	204,666	10.32	79,339	4.0	119,008	6.0
Borel	129,625	9.77	53,077	4.0	79,616	6.0
FPB	48,003	12.48	15,385	4.0	23,078	6.0
Gibraltar	108,685	10.42	41,730	4.0	62,595	6.0
Charter	25,621	9.71	10,554	4.0	15,831	6.0
Tier I leverage capital
Company	731,768	10.52	278,189	4.0	347,737	5.0
Boston Private Bank	204,666	6.79	120,652	4.0	150,815	5.0
Borel	129,625	9.08	57,110	4.0	71,387	5.0
FPB	48,003	8.43	22,772	4.0	28,466	5.0
Gibraltar	108,685	7.23	60,098	4.0	75,121	5.0
Charter	25,621	6.27	16,354	4.0	20,442	5.0

Results of Operations for the Three Months Ended March 31, 2009 versus March 31, 2008

Net income/(loss) attributable to the Company. The Company recorded net income attributable to the Company for the three months ended March 31, 2009 of $2.9 million. Total loss per share attributable to the Company’s common shareholders for the three months ended March 31, 2009 was $(0.09). The loss per share reported for the three months ended March 31, 2009 was primarily due to the non-cash reductions to net income available to common shareholders of $8.4 million, or $0.13 per share, and a charge of $1.9 million, or $0.03 per share, from discontinued operations. Net loss attributable to the Company for the same period in 2008 was $9.8 million, or $(0.26) per share.

Selected financial highlights are presented in the table below:

	Three months ended March 31,
	2009	2008	% Change
	(In thousands, except per share data)
Net interest income	$50,618	$49,614	2%
Fees and other income	47,655	64,525	-26%

Total revenue	98,273	114,139	-14%

Provision for loan losses	16,636	19,648	-15%
Operating expense	74,428	77,819	-4%
Impairment of goodwill and intangibles	—	20,600
Income tax expense	2,021	5,481	-63%

Net income/ (loss) from continuing operations	5,188	(9,409)	nm
Net (loss)/ income from discontinued operations (1)	(1,875)	400	nm

Net income/ (loss) before attribution to noncontrolling interests	3,313	(9,009)	nm
Less: net income attributable to noncontrolling interests	447	835	-46%

Net income/ (loss) attributable to the Company	$2,866	$(9,844)	nm

Loss per share from continuing operations	$(0.06)	$(0.27)	-78%
(Loss)/ income per share from discontinued operations	$(0.03)	$0.01	nm
Loss per share attributable to the Company	$(0.09)	$(0.26)	-65%
nm = not meaningful (1) Net loss from discontinued operations for the three months ended March 31, 2009 includes a $2.1 million charge for the impairment of goodwill and intangible assets at BPVI.

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

Net interest income for the first quarter of 2009 was $50.6 million, an increase of $1.0 million, or 2%, compared to the same period in 2008. The $1.0 million increase is the result of a $3.7 million in increased business volumes (change in average balance multiplied by the prior year average rate) offset by $2.7 million in lower rates (change in average interest rate multiplied by the prior year average balance), on a net basis. The net interest margin was 3.19% for the first quarter of 2009, a decrease of 13 basis points compared to the same period in 2008. The decrease in the Company’s net interest margin for the three months ended March 31, 2009 compared to the same period in 2008 is primarily attributable to the increase in non-performing assets.

The following tables set forth the composition of the Company’s net interest margin on a FTE basis for the three months ended March 31, 2009 and March 31, 2008:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
	(In thousands)
Earning assets:
Taxable investment securities	$276,303	$2,140	3.10%	$389,568	$4,116	4.23%
Non-taxable investment securities (1)	205,726	2,657	5.17%	232,023	3,290	5.67%
Mortgage-backed securities	336,447	3,667	4.36%	50,371	605	4.81%
Federal funds sold and other	290,556	324	0.45%	212,324	2,033	3.81%
Loans (2)
Commercial and construction (1)	3,192,700	47,352	5.96%	3,142,400	55,667	7.02%
Residential mortgage	1,874,025	26,966	5.76%	1,798,327	27,599	6.14%
Home equity and other consumer	402,314	4,513	4.50%	317,033	5,226	6.59%

Total loans	5,469,039	78,831	5.79%	5,257,760	88,492	6.69%

Total earning assets	$6,578,071	$87,619	5.35%	$6,142,046	$98,536	6.38%

Interest-bearing liabilities:
Deposits	$4,047,120	$22,711	2.28%	$3,628,360	$29,573	3.28%
Borrowed funds	1,372,157	12,540	3.66%	1,744,378	17,481	3.98%

Total interest-bearing liabilities	$5,419,277	$35,251	2.63%	$5,372,738	$47,054	3.51%

Net interest income		$52,368			$51,482

Interest rate spread			2.72%			2.87%
Net interest margin			3.19%			3.32%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.8 million and $1.9 million for the three months ending March 31, 2009 and 2008, respectively. The discussion following this table reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the first quarter of 2009 was $85.9 million, a decrease of $10.8 million, or 11%, compared to the same period in 2008. The decrease for the first quarter was primarily attributed to a decrease from interest on loans due to lower interest rates.

Interest income on commercial loans (including construction loans) for the first quarter of 2009 was $46.5 million, a decrease of $8.4 million, or 15%, compared to the same period in 2008. The first quarter decrease is primarily attributable to a 117 basis point decrease in the average yield, slightly offset by a 2% increase in the average balances. The increase in the average balances of commercial loans for the three months ended March 31, 2009 was due to the organic growth of loan portfolios at the Banks. The decrease in the yield for the three months ended March 31, 2009 was primarily due to additional non-accrual loans and a 200 basis point decline in the Prime rate since March 31, 2008 as the majority of the Company’s commercial loans are based tied to Prime rate. The Company’s variable rate commercial loans that are not indexed to Prime are typically based on the London Interbank Offered Rate (“LIBOR”). LIBOR has fluctuated up and down over the past year which has impacted the yields positively and negatively depending on the fluctuation.

Interest income on residential mortgage loans for the first quarter of 2009 was $27.0 million, a decrease of $0.6 million, or 2%, compared to the same period in 2008, resulting from a 38 basis point decrease in the average yield, slightly offset by a 4% increase in the average balances. The increase in the average balances of residential mortgage loans for the three months ended March 31, 2009 was due to the organic growth of loan portfolios at the Banks. The decrease in the yields for the three months ended March 31, 2009 was primarily due to the additional non-accrual loans in 2008 as well as adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, which is the typical index the ARMs are reset to, has decreased the yields on mortgage loans.

Interest income on consumer and other loans for the first quarter of 2009 was $4.5 million, a decrease of $0.7 million, or 14%, compared to the same period in 2008 as a result of a 211 basis point decrease in the average yield, offset by a 27% increase in the average balances. The increase in the average balances of consumer and other loans for the three months ended March 31, 2009 was due to the organic growth of loan portfolios at the Banks. The decrease in the yields was primarily due to a majority of home equity loan rates being tied to the Prime rate which decreased 200 basis points from March 31, 2008 to March 31, 2009.

Investment income for the first quarter of 2009 was $7.9 million, a decrease of $1.0 million, or 11%, compared to the same period in 2008 as a result of a 118 basis point decrease in the average yield, partially offset by a 25% increase in the average balance. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. The FHLBs did not declare any dividends in the first quarter of 2009 as compared to $0.7 million earned in the same period of 2008, and the Company does not expect to receive any dividends on its FHLB stock for the remainder of 2009. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest expense. Interest paid on deposits and borrowings for the first quarter was $35.3 million, a decrease of $11.8 million, or 25%, compared to the same period in 2008. The decrease for the three months ended March 31, 2009 was attributed to a decrease in the average rate paid on deposits and borrowings and a decrease in the average balances outstanding of borrowings.

Interest paid on deposits for the first quarter was $22.7 million, a decrease of $6.9 million, or 23%, compared to the same period in 2008 as a result of a 103 basis point decrease in the average rate paid, partially offset by a 12% increase in the average balance. The increase in the average balances of deposits was primarily related to the increased CDARS deposits at the Banks, which generally have higher rates. The Banks experienced a decline in core deposits, checking and money market accounts, as a result of increased concern from depositors over the stability of the banking environment in 2008. The FDIC’s Temporary Liquidity Guarantee Program (“TLGP”), instituted in the fourth quarter of 2008, helped to stabilize the deposit environment. The TLGP insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates.

Interest paid on borrowings for the first quarter of 2009 was $12.5 million, a decrease of $4.9 million, or 28%, compared to the same period in 2008 as a result of a 21% decrease in the average balance, and a 36 basis point decrease in the average rate paid. The decrease in the average balances of borrowings was primarily due to the repurchase of the Company’s Notes. The Company repurchased $176.4 million of its Notes during the twelve months ended March 31, 2009.

Provision for loan losses. The provision for loan losses for the first quarter of 2009 was $16.6 million, a decrease of $3.0 million, or 15%, compared to the same period in 2008. Although the provision for loan loss decreased as compared to same period in 2008, the first quarter 2009 provision is still at a historically high amount. The 2009 provision reflects continued deterioration in economic conditions and the values of real estate and land where our Banks are located. This deterioration has caused the Company’s non-performing assets and classified loans to increase and, in some cases, has led to charge-offs. As a result of these issues, the Company has incurred significant provision for loan losses.

Management evaluates several factors including new loan originations, estimated charge-offs, and risk characteristics of the loan portfolio when determining the provision for loan losses. These factors include the level and mix of loan growth, the level of non-accrual and delinquent loans, and the level of charge-offs and recoveries as well as consideration for current economic conditions in the Banks’ local markets. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Allowance for Credit Losses.” Charge-offs, net of recoveries, were $12.8 million during the first quarter of 2009, primarily attributable to the Pacific Northwest, Southern California, and Southern Florida regions, compared to $1.7 million in the first quarter of 2008.

Fees and other income. Fees and other income in the first quarter of 2009 were $47.7 million, a decrease of $16.9 million, or 26%, compared to the same period in 2008. The decrease is primarily due to the decrease in investment management and trust fees, and the gains recognized in the first quarter of 2008 from the repurchase of the Company’s Notes. Other items that affected the Company’s first quarter 2008 fees and other income include decreases in wealth advisory fees offset by the gains recognized from the sale of loans and investments.

Investment management and trust fees for the first quarter of 2009 were $28.1 million, a decrease of $10.9 million, or 28%, compared to the same period in 2008. The first quarter decrease is primarily attributed to the $7.1 billion, or 29% decrease in AUM compared to March 31, 2008. AUM as of March 31, 2009 for the Banks and Investment Managers were $17.7 billion. The decrease in AUM comprises $7.5 billion in market depreciation, slightly offset by net flows of $0.4 billion. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM. Approximately 72% of the Company’s first quarter 2009 investment management and trust fees were calculated based on the March 31, 2009 market value of AUM; the remaining 28% of the Company’s investment management and trust fees were calculated based on the December 31, 2008 market value of AUM.

Wealth Advisory fees for the first quarter of 2009 were $10.2 million, a decrease of $0.6 million, or 6%, compared to the same period in 2008. The Company’s wealth advisory fee income was negatively affected by the challenging market conditions. Assets under advisory, managed by the Wealth Advisors, decreased $0.2 billion, or 2%, compared to the same period in 2008. The decrease was primarily attributable to market depreciation.

Gain on repurchase of debt for the first quarter of 2009 was $0.4 million, a decrease of $10.9 million compared to the same period in 2008. During the first quarter of 2009 the Company repurchased $48.9 million of its notes resulting in a net gain of $0.4 million, compared to the $107.5 million of debt repurchased in the first quarter 2008 and a resulting net gain of $11.3 million. The remaining outstanding balance of the Company’s Notes at March 31, 2009 was $3.6 million. The Company does not anticipate recognizing any material gains from future repurchases because of the remaining balance is small and the notes recently trading at or close to par. As the Notes near the put/call date in July of 2009, they will tend to trade at or very close to par.

Gain on sale of investments, net, for the first quarter of 2009 was $3.4 million, an increase of $2.7 million compared to the same period in 2008. The Banks periodically sell investments to lock in unrealized gains primarily related to changes in interest rates as well as to manage their interest rate risk.

Gain on sale of loans and OREO, net, for the first quarter of 2009 were $4.3 million, an increase of $3.9 million compared to the same period in 2008. The increase is primarily due to the net gain recognized as the Company continued to reduce its non-strategic portfolio in Southern California through the sale/recovery of five loans and two OREO properties during the first quarter of 2009.

Other income for the first quarter of 2009 was $1.3 million, a decrease of $1.1 million, or 46%, compared to the same period in 2008. The decrease is primarily due to the investment losses from the Company’s Rabbi Trust. The Company’s Rabbi Trust is an investment vehicle that was established to offset the Company’s deferred compensation plan liability, which enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid. The employee selects from a limited number of mutual funds, and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The increase or decrease in value is recognized as compensation expense or savings. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase or decrease in the value of the mutual funds in the Rabbi Trust is recognized in other income/loss. The net effect of the compensation expense/ (savings) and the other income/ (loss) has little to no effect to the Company’s bottom line results.

Operating Expenses. Operating expenses for the first quarter of 2009 were $74.4 million, a decrease of $3.4 million, or 45%, compared to the same period in 2008. The decrease is primarily attributable to decreased salaries and employee benefit expenses, offset by increased professional services and other expenses.

Salaries and employee benefits, the largest component of operating expenses, for the first quarter of 2009 were $45.5 million, a decrease of $5.9 million, or 11%, compared to the same period in 2008. The decrease is primarily due to decreased variable compensation expenses as a result of declines in fee income, as well as the savings recognized from the Company’s deferred compensation plan as noted above.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses for the first quarter of 2009 were $6.1 million, an increase of $1.2 million, or 25%, compared to the same period in 2008. The increase was attributable to increased legal fees attributable to general corporate matters and increased accounting fees primarily for audit services and compliance outsourcing.

Amortization of intangibles for the first quarter of 2009 was $2.4 million, a decrease of $0.8 million, or 25%, compared to the same period in 2008. The decrease is primarily due to the intangible asset valuation adjustments made during 2008. Intangibles at March 31, 2009 decreased $41.3 million, or 39%, to $66 million, compared to $107.3 million at March 31, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 8: Goodwill and Intangible Assets” for further detail.

FDIC insurance for the first quarter of 2009 was $1.9 million, an increase of $0.8 million, or 79%, compared to the same period in 2008. The increase is primarily as a result of higher assessment rates and increases in insurable deposits.

On February 27, 2009 the FDIC Board of Directors (“the Board”) adopted an interim rule imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the Board to impose possible additional special assessments of up to 10 basis points thereafter. The FDIC has commented that they would cut the planned assessment from 20 to 10 basis points provided that Congress clears legislation expanding the FDIC’s credit line with Treasury from $30 billion currently to $100 billion. This legislation was recently passed by the U.S. Senate. The Banks will accrue this special assessment in the quarter when the new rule is final, which is expected to be in the second quarter of 2009. The Company estimates that this special assessment would result in a pre tax expense to the Banks of approximately $5 to $10 million depending on the assessment rate and level of deposits at June 30, 2009.

Other expenses include supplies and other administrative expenses. Other expenses for the first quarter of 2009 were $6.0 million, an increase of $1.6 million, or 38%, compared to the same period in 2008. The increase is due primarily to increased expenses related to OREO and repossessed assets, bank charges and insurance expense.

Income Tax Expense. Income tax expense for the first quarter of 2009 was $2.0 million, a decrease of $3.5 million, or 63%, compared to the same period in 2008. The effective tax rate for the first quarter of 2009 is not consistent with the Company’s 2008 quarterly and annual effective tax rate due to the non-deductible goodwill impairment charges that were accounted for in 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements, Note 10: Income Taxes” for further detail.

Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more likely than not that the entity will not need to sell the security prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss should be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value should be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has determined that FSP FAS 115-2 and FAS 124-2 will not have a material effect on its results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009. The Company has determined that FSP FAS 107-1 and APB 28-1 will not have a material effect on its financial statements apart from complying with the disclosure requirements therein.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has determined that FSP 157-4 will not have a material effect on its financial condition and results of operations.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2009 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

B. Trust Litigation

Beginning in 1984, Borel served as the trustee of a private family trust (the "Trust") that was the joint owner of a certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL's operations was found on the property in 1994. The subject property was the subject of lengthy litigation brought by certain beneficiaries of the Trust against Borel and others in 1994. In 2002, during the course of that litigation, Borel (as Trustee) sold the property to its former lessee, the Union Oil Company of California (d/b/a UNOCAL) in exchange for cash and a comprehensive indemnity on behalf of the Trust. Litigation with the beneficiaries continued until 2005, when Borel, UNOCAL, and others entered into a comprehensive settlement with all of the beneficiaries, except one, dismissing all of their pending actions in exchange for a payment of cash and other considerations from UNOCAL. Borel paid nothing in the settlement. The dissenting beneficiary attempted to continue the litigation against Borel on his own, acting pro se. The state court dismissed this individual action with prejudice in 2005, whereupon the dissenting beneficiary filed a similar action, again pro se, in the U.S. District Court for the Northern District of California. The federal court dismissed this action with prejudice, and the dissenting beneficiary then unsuccessfully pursued appeals to the Ninth Circuit Court of Appeals and the U.S. Supreme Court. His petition for certiorari was denied in February 2008, concluding the litigation. The 2005 settlement with the other beneficiaries was thereafter consummated. All of the property formerly belonging to the Trust was distributed to separate subtrusts established for each individual beneficiary. Borel is not the trustee of these subtrusts. Borel's petition for termination of the Trust was heard in March. The motion for termination was granted and the order signed on March 18, 2009. Borel is expected to be formally discharged as Trustee in the second quarter of 2009. No further action will be required with respect to this matter.

Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors and Factors Affecting Forward-Looking Statements

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 3,763,357 shares of common stock in connection with the deferred acquisition obligation payments related to DGHM and Anchor. The DGHM transaction was completed on March 4, 2009 and the Anchor transaction on March 17, 2009. The total equity consideration for these transactions was $10.6 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

+	10.1	2009 Stock Option and Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2009).

*	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Management contract or compensatory plan or agreement * Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

May 8, 2009	/s/ Timothy L. Vaill
Timothy L. Vaill
Chairman and Chief Executive Officer

May 8, 2009	/s/ David J. Kaye
David J. Kaye
Executive Vice President and Chief Financial Officer