Form 10-Q
period 2009-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2009-08-07
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009:

Common Stock-Par Value $1.00	68,591,766
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$476,142	$325,979
Federal funds sold	19,932	67,368

Cash and cash equivalents	496,074	393,347
Other interest bearing certificates of deposit	21,629	17,750
Investment securities:
Available for sale (amortized cost of $725,940 and $787,282, respectively)	736,110	801,435
Held to maturity (fair value of $11,048 and $11,978, respectively)	10,875	11,770

Total investment securities	746,985	813,205
Loans held for sale	39,439	36,846
OREO and other repossessed assets	17,059	14,699
Loans:
Commercial	2,607,340	2,479,547
Construction and land	657,639	696,792
Residential mortgage	1,868,843	1,902,482
Home equity and other consumer loans	416,095	397,040

Total loans	5,549,917	5,475,861
Less: Allowance for loan losses	101,414	89,292

Net loans	5,448,503	5,386,569
Stock in Federal Home Loan Banks and Banker’s Bank	59,318	58,953
Premises and equipment, net	35,556	35,425
Goodwill	105,102	105,090
Intangible assets, net	62,962	68,309
Fees receivable	23,509	23,845
Accrued interest receivable	24,061	26,403
Income tax receivable and deferred	64,449	130,429
Other assets	116,008	143,130
Assets of discontinued operations	—	12,750

Total assets	$7,260,654	$7,266,750

Liabilities:
Deposits	$5,257,587	$4,920,605
Securities sold under agreements to repurchase	176,221	293,841
Federal Home Loan Bank borrowings	787,928	936,037
Junior subordinated debentures and other long-term debt	241,734	290,585
Other liabilities	97,792	122,944
Liabilities of discontinued operations	—	3,895

Total liabilities	6,561,262	6,567,907

Redeemable Noncontrolling Interests	51,357	50,167

The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued: 401 shares at June 30, 2009 and December 31, 2008	42,907	33,703
Series C, issued: 154,000 shares at June 30, 2009 and December 31, 2008; liquidation value: $1,000 per share	145,128	144,642
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 67,797,939 shares at June 30, 2009 and 63,874,024 shares at December 31, 2008	67,798	63,874

Additional paid-in capital	649,466	654,903
Accumulated deficit	(269,034)	(263,417)
Accumulated other comprehensive income	8,270	11,471

Total Company’s stockholders’ equity	644,535	645,176

Noncontrolling interests	3,500	3,500

Total stockholders’ equity	648,035	648,676

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$7,260,654	$7,266,750

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$76,597	$85,038	$154,600	$172,823
Taxable investment securities	1,701	3,498	3,841	7,613
Non-taxable investment securities	1,663	2,041	3,398	4,171
Mortgage-backed securities	4,183	1,301	7,851	1,906
Federal Funds sold and other	372	1,131	696	3,164

Total interest and dividend income	84,516	93,009	170,386	189,677

Interest expense:
Deposits	21,478	24,798	44,190	54,370
Federal Home Loan Bank borrowings	8,329	10,789	16,722	20,774
Junior subordinated debentures and other long-term debt	3,130	4,322	6,401	10,157
Other short-term borrowings	779	1,379	1,654	3,040

Total interest expense	33,716	41,288	68,967	88,341

Net interest income	50,800	51,721	101,419	101,336
Provision for loan losses	24,063	31,904	40,700	51,552

Net interest income after provision for loan losses	26,737	19,817	60,719	49,784

Fees and other income:
Investment management and trust fees	29,103	40,950	57,168	79,896
Wealth advisory fees	10,330	11,156	20,511	21,941
Gain on repurchase of debt	—	8,582	407	19,906
Gain on sale of investments, net	951	193	4,394	795
Gain on sale of loans, OREO and other repossessed assets, net	1,946	357	6,236	714
Other	3,710	4,117	4,979	6,627

Total fees and other income	46,040	65,355	93,695	129,879

Operating expenses:
Salaries and employee benefits	48,442	52,379	93,915	103,708
Westfield re-equitization awards	—	66,000	—	66,000
Occupancy and equipment	9,339	8,408	17,990	16,792
Professional services	6,367	6,508	12,424	11,353
Marketing and business development	2,353	3,085	4,639	5,904
Contract services and data processing	2,026	1,965	3,942	3,778
Amortization of intangibles	3,000	3,449	5,358	6,584
Impairment of goodwill and intangibles	—	17,400	—	38,000
Credit for unfunded loan commitments	(413)	(892)	(584)	(800)
FDIC insurance	5,004	1,081	6,861	2,120
Other	6,344	5,145	12,345	9,508

Total operating expenses	82,462	164,528	156,890	262,947

Loss before income taxes	(9,685)	(79,356)	(2,476)	(83,284)
Income tax (benefit)/ expense	(2,353)	739	(396)	6,220

Net loss from continuing operations	(7,332)	(80,095)	(2,080)	(89,504)
Net (loss)/ income from discontinued operations	(318)	272	(2,193)	673

Net loss before attribution to noncontrolling interests	(7,650)	(79,823)	(4,273)	(88,831)
Less: Net income attributable to noncontrolling interests	833	805	1,344	1,641

Net loss attributable to the Company	$(8,483)	$(80,628)	$(5,617)	$(90,472)

Adjustments to net loss attributable to the Company to arrive at net loss attributable to common shareholders	(8,101)	—	(16,506)	—

Net loss attributable to common shareholders for loss per share calculations	$(16,584)	$(80,628)	$(22,123)	$(90,472)

Loss per share attributable to the Company’s common shareholders:
Loss per share from continuing operations:
Basic and diluted loss per share	$(0.24)	$(2.12)	$(0.30)	$(2.41)

(Loss)/ earnings per share from discontinued operations:
Basic and diluted (loss)/earnings per share	$(0.00)	$0.01	$(0.03)	$0.02

Net loss per share attributable to the Company’s common shareholders:
Basic and diluted loss per share	$(0.24)	$(2.11)	$(0.33)	$(2.39)

Average basic and diluted common shares outstanding	67,860,696	38,232,208	66,264,319	37,863,328

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2007	$37,470	$—	$411,836	$166,963	$3,101	$—	$619,370
Comprehensive Loss:
Net loss attributable to the Company	—	—	-	(90,472)	-	—	(90,472)
Other comprehensive income/ (loss), net:
Change in unrealized loss on securities available for sale, net	—	—	-	-	(2,792)	—	(2,792)
Change in unrealized loss on cash flow hedge, net	—	—	-	-	(1,119)	—	(1,119)
Change in unrealized gain on other, net	—	—	-	-	1,160	—	1,160

Total comprehensive loss attributable to the Company, net							(93,223)
Dividends paid to common shareholders	—	—	-	(7,605)	-	—	(7,605)
Net issuance of 856,115 shares of common stock	856	—	11,964	-	-	—	12,820
Issuance of 170,138 shares through incentive stock grants	170	—	(170)	-	-	—	—
Amortization of incentive stock grants	—	—	1,596	-	-	—	1,596
Amortization of stock options and employee stock purchase plan	—	—	2,840	-	-	—	2,840
Westfield re-equitization awards	—	—	62,500	-	-	3,500	66,000
Stock options exercised	83	—	662	-	-	—	745
Other equity adjustments	—	—	1,566	(1,134)	-	—	432

Balance at June 30, 2008	$38,579	$—	$492,794	$67,752	$350	$3,500	$602,975

Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Loss:
Net loss attributable to the Company	—	—	—	(5,617)	—	—	(5,617)
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	(2,517)	—	(2,517)
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(699)	—	(699)
Change in unrealized loss on other, net	—	—	—	—	15	—	15

Total comprehensive loss attributable to the Company, net							(8,818)
Dividends paid to common shareholders	—	—	(1,314)	—	—	—	(1,314)
Dividends paid to preferred shareholders	—	—	(3,867)	—	—	—	(3,867)
Net issuance of 3,840,771 shares of common stock	3,841	—	7,135	—	—	—	10,976
Accretion of Series B Preferred stock Beneficial Conversion Feature	—	9,246	(9,246)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	622	(622)	—	—	—	—
Issuance of 11,498 shares through incentive stock grants	11	—	(11)	—	—	—	—
Amortization of incentive stock grants	—	—	1,382	—	—	—	1,382
Amortization of stock options and employee stock purchase plan	—	—	1,781	—	—	—	1,781
Stock options exercised	72	—	238	—	—	—	310
Tax effect of stock options exercised	—	—	(692)	—	—	—	(692)
Other equity adjustments	—	(178)	(221)	—	—	—	(399)

Balance at June 30, 2009	$67,798	$188,035	$649,466	$(269,034)	$8,270	$3,500	$648,035

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss before attribution to noncontrolling interests	$(4,273)	$(88,831)
Net (loss)/income from discontinued operations	(2,193)	673

Net loss from continuing operations	(2,080)	(89,504)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,216	7,976
Net income attributable to noncontrolling interests	(1,344)	(1,641)
Equity issued as compensation	3,163	70,436
Impairment of goodwill and intangibles	—	38,000
Provision for loan losses	40,700	51,552
Loans originated for sale	(197,323)	(76,418)
Proceeds from sale of loans held for sale and OREO	206,201	70,362
Gain on the repurchase of debt	(407)	(19,906)
Decrease/ (increase) in income tax receivable and deferred	65,980	(18,931)
Net decrease/ (increase) in other operating activities	8,966	(23,910)

Net cash provided by operating activities	134,072	8,016

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(313,520)	(1,555,006)
Sales	138,813	39,856
Maturities, redemptions, and principal payments	238,193	1,444,446
Investment securities held-to-maturity:
Purchases	(4,266)	(4,489)
Maturities and principal payments	5,163	5,195
Purchase of other interest bearing certificates of deposit, net	(3,879)	—
Distributions/ (investments) in trusts, net	4,323	(962)
Purchase of Federal Home Loan Banks and Banker’s Bank stock	(365)	(12,376)
Net increase in portfolio loans	(114,240)	(356,764)
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	6,072	—
Capital expenditures, net of sale proceeds	(4,271)	(3,377)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(645)	(4,171)

Net cash used in investing activities	(48,622)	(447,648)

Cash flows from financing activities:
Net increase in deposits	336,982	87,506
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(117,620)	35,137
Net increase in federal funds purchased	—	124,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(134,300)	313,142
Advances of long-term Federal Home Loan Bank borrowings	19,127	121,794
Repayments of long-term Federal Home Loan Bank borrowings	(32,857)	(85,398)
Repurchase of other long-term debt	(48,444)	(172,628)
Dividends paid to common stockholders	(1,314)	(7,605)
Dividends paid to preferred stockholders	(3,867)	—
Tax effect of stock options exercised	(692)	—
Proceeds from stock option exercises	310	745
Proceeds from issuance of common stock, net	351	923
Other equity adjustments	(399)	432

Net cash provided by financing activities	17,277	418,048

Net increase/ (decrease) in cash and cash equivalents	102,727	(21,584)
Cash and cash equivalents at beginning of year	393,347	185,095

Cash and cash equivalents at end of period	$496,074	$163,511

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$72,839	$89,854
Cash (received)/ paid for income taxes, net	(75,005)	32,934
Change in unrealized gain on securities available-for-sale, net of tax	(2,517)	(2,792)
Change in unrealized gain on cash flow hedge, net of tax	(699)	(1,119)
Change in unrealized loss on other, net of tax	15	1,160
Non-cash transactions:
Loans transferred to other real estate owned	13,405	—
Equity issued for acquisitions, including deferred acquisition obligations	10,625	11,897

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

During the first quarter of 2009, BPFH adopted plans of disposal for Boston Private Value Investors, Inc. (“BPVI”) and Sand Hill Advisors, LLC (“Sand Hill”). Accordingly, the results of operations and gain or loss on sale related to BPVI and Sand Hill are included in the results from discontinued operations. The sale of BPVI was completed on April 1, 2009. The sale of Sand Hill was completed on June 30, 2009.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.

The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Earnings Per Share

The computations of basic and diluted earnings per share are set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except share data)

Net loss from continuing operations	$(7,332)	$(80,095)	$(2,080)	$(89,504)
Less: Net income attributable to noncontrolling interests	833	805	1,344	1,641

Net loss from continuing operations attributable to the Company	(8,165)	(80,900)	(3,424)	(91,145)

Increase in noncontrolling interests redemption value (1)	(1,624)	—	(2,771)	—
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	(4,879)	—	(9,246)	—
Accretion of discount on Series C Preferred stock (3)	(242)	—	(622)	—
Dividends on preferred securities	(1,356)	—	(3,867)	—

Total adjustments to income available to common shareholders	(8,101)	—	(16,506)	—

Loss from continuing operations attributable to common shareholders	(16,266)	(80,900)	(19,930)	(91,145)
Net (loss)/ income from discontinued operations	(318)	272	(2,193)	673

Net loss attributable to the common shareholders	$(16,584)	$(80,628)	$(22,123)	$(90,472)

Weighted average basic common shares outstanding	67,860,696	38,232,208	66,264,319	37,863,328
Weighted average diluted common shares outstanding (4)	67,860,696	38,232,208	66,264,319	37,863,328

Per share data:
Basic and diluted
Loss from continuing operations	$(0.24)	$(2.12)	$(0.30)	$(2.41)
(Loss)/ income from discontinued operations	(0.00)	0.01	(0.03)	0.02

Net loss attributable to common shareholders	$(0.24)	$(2.11)	$(0.33)	$(2.39)

Dividends declared on common stock	$0.01	$0.01	$0.02	$0.11

(1)	See Part I. Item 1. “Notes to the Unaudited Consolidated Financial Statements—Note 11: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with Emerging Issues Task Force (“EITF”) D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), the increase in redemption value from period to period reduces income available to common shareholders.
(2)	See the Company’s 2008 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred securities issued during the third quarter of 2008 that gave rise to the beneficial conversion feature. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions, the beneficial conversion feature is accounted for as a preferred stock dividend and reduces income available to common shareholders.
(3)	See the Company’s 2008 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred securities issued during the fourth quarter of 2008 that gave rise to the accretion of the discount at issuance.
(4)	The diluted (loss)/ earnings per share (“EPS”) computation for the three and six months ended June 30, 2009 and 2008 does not assume: exercise or contingent issuance of options or other dilutive securities, conversion of the convertible trust preferred securities or the Series B preferred securities, or the exercise of the warrants, because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Potential common shares from:
Convertible trust preferred securities	3,228,687	3,187,800	3,228,687	3,187,275
Exercise or contingent issuance of options or other dilutive securities	981,098	914,191	1,026,187	898,923
Conversion of the Series B Preferred stock	7,261,091	—	7,261,091	—

Total	11,470,876	4,101,991	11,515,965	4,086,198

In addition, if the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.7 million and $1.5 million for the three and six month periods ended June 30, 2009 and 2008 would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

Also, options to purchase approximately 5.2 million shares of common stock were outstanding at June 30, 2009, but were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the quarter.

Furthermore, warrants to purchase approximately 8.3 million shares of common stock were outstanding at June 30, 2009, but were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares during the quarter.

(3)	Reportable segments

Management Reporting

The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory; and Boston Private Financial Holdings, Inc. (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2009 and 2008. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	For the three months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$53,398	$55,334	$12,151	$11,199	$65,549	$66,533
Total Investment Managers	63	136	22,826	33,797	22,889	33,933
Total Wealth Advisors	45	54	10,400	11,156	10,445	11,210

Total Segments	53,506	55,524	45,377	56,152	98,883	111,676
Holding Company and Eliminations	(2,706)	(3,803)	663	9,203	(2,043)	5,400

Total Company	$50,800	$51,721	$46,040	$65,355	$96,840	$117,076

	For the three months ended June 30,
	Non-interest expense		Income tax (benefit)/expense		Net (loss)/ income from continuing operations (1)
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$50,581	$58,844	$(4,095)	$(4,041)	$(5,000)	$(20,174)
Total Investment Managers	17,770	88,639	2,202	4,862	2,917	(59,568)
Total Wealth Advisors	7,687	8,342	1,187	1,235	1,571	1,633

Total Segments	76,038	155,825	(706)	2,056	(512)	(78,109)
Holding Company and Eliminations	6,424	8,703	(1,647)	(1,317)	(6,820)	(1,986)

Total Company	$82,462	$164,528	$(2,353)	$739	$(7,332)	$(80,095)

	For the three months ended June 30,
	Net income/ (loss) from continuing operations attributable to noncontrolling interests		Net (loss)/income attributable to the Company (2)		Amortization of intangibles
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$—	$—	$(5,000)	$(20,174)	$1,630	$1,595
Total Investment Managers	(25)	354	2,942	(59,922)	964	1,430
Total Wealth Advisors	357	450	1,214	1,183	380	386

Total Segments	332	804	(844)	(78,913)	2,974	3,411
Holding Company and Eliminations	501	1	(7,639)	(1,715)	26	38

Total Company	$833	$805	$(8,483)	$(80,628)	$3,000	$3,449

	As of June 30,
	Assets (3)		AUM
	2009	2008	2009	2008
	(In thousands)		(In millions)
Total Banks	$7,001,059	$6,864,877	$3,982	$4,653
Total Investment Managers	147,357	193,495	15,767	22,256
Total Wealth Advisors	80,326	77,233	7,507	8,618

Total Segments	7,228,742	7,135,605	27,256	35,527
Holding Company and Eliminations	31,912	47,476	(16)	(20)

Total Company	$7,260,654	$7,183,081	$27,240	$35,507

	For the six months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$106,625	$108,314	$28,847	$23,366	$135,472	$131,680
Total Investment Managers	132	321	44,055	64,423	44,187	64,744
Total Wealth Advisors	63	128	20,575	21,935	20,638	22,063

Total Segments	106,820	108,763	93,477	109,724	200,297	218,487
Holding Company and Eliminations	(5,401)	(7,427)	218	20,155	(5,183)	12,728

Total Company	$101,419	$101,336	$93,695	$129,879	$195,114	$231,215

	For the six months ended June 30,
	Non-interest expense		Income tax (benefit)/expense		Net (loss)/ income from continuing operations (1)
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$95,134	$121,941	$(1,212)	$(4,859)	$850	$(36,954)
Total Investment Managers	34,532	108,917	4,158	9,433	5,497	(53,606)
Total Wealth Advisors	15,950	16,089	2,061	2,571	2,627	3,403

Total Segments	145,616	246,947	5,007	7,145	8,974	(87,157)
Holding Company and Eliminations	11,274	16,000	(5,403)	(925)	(11,054)	(2,347)

Total Company	$156,890	$262,947	$(396)	$6,220	$(2,080)	$(89,504)

	For the six months ended June 30,
	Net income from continuing operations attributable to noncontrolling interests		Net (loss)/income attributable to the Company (2)		Amortization of intangibles
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$—	$—	$850	$(36,954)	$2,609	$3,190
Total Investment Managers	108	678	5,389	(54,284)	1,936	2,558
Total Wealth Advisors	655	931	1,972	2,472	759	760

Total Segments	763	1,609	8,211	(88,766)	5,304	6,508
Holding Company and Eliminations	581	32	(13,828)	(1,706)	54	76

Total Company	$1,344	$1,641	$(5,617)	$(90,472)	$5,358	$6,584

(1)	Net (loss)/ income attributable to the Company for the Total Company for the three and six months ended June 30, 2008 was reduced by $16.0 million and $36.6 million, respectively, for the goodwill impairment charge recorded at FPB, net of the effective tax rate used, and $66.0 million for the non-cash compensation charge for the equity ownership restructuring of Westfield. These decreases were slightly offset by gains the Company recognized during the three and six months ended June 30, 2008 of $5.1 million and $11.9 million, net of the effective tax rate used, which the Company recognized from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027 (the “Notes”). The Company’s effective tax rate for the first six months of 2008 is not consistent with the Company’s 2009 effective tax rate as a result of the non-deductible goodwill impairment charge recorded at FPB. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 10: Income Taxes” for further detail.
(2)	Net (loss)/ income from discontinued operations for the three months ended June 30, 2009 and 2008 of $(0.3) million and $0.3 million, respectively, and for the six months ended June 30, 2009 and 2008 of $(2.2) million and $0.7 million, respectively, are included in Holding Company and Eliminations in the calculation of net income/ (loss) attributable to the Company.
(3)	At June 30, 2008, Holding Company and Eliminations assets include assets attributable to discontinued operations of $23.8 million.

(4)	Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2009:
Available for sale securities at fair value:
U.S. Government	$3,011	$13	$—	$3,024
U.S. Agencies and GSEs	166,288	2,390	(500)	168,178
Corporate bonds	999	3	—	1,002
Municipal bonds	164,487	4,077	(281)	168,283
Mortgage-backed securities (1)	380,325	5,688	(1,277)	384,736
Other	10,830	195	(138)	10,887

Total	$725,940	$12,366	$(2,196)	$736,110

Held to maturity securities at amortized cost:
U.S. Government	$5,257	$58	$(1)	$5,314
Mortgage-backed securities (1)	4,186	120	—	4,306
Other	1,432	—	(4)	1,428

Total	$10,875	$178	$(5)	$11,048

At December 31, 2008:
Available for sale securities at fair value:
U.S. Government	$8,527	$47	$—	$8,574
U.S. Agencies and GSEs	264,708	3,868	(6)	268,570
Corporate bonds	22,826	407	—	23,233
Municipal bonds	208,084	4,977	(118)	212,943
Mortgage-backed securities (1)	276,319	5,589	(553)	281,355
Other	6,818	100	(158)	6,760

Total	$787,282	$14,988	$(835)	$801,435

Held to maturity securities at amortized cost:
U.S. Government	$5,245	$127	$—	$5,372
Mortgage-backed securities (1)	4,936	87	(3)	5,020
Other	1,589	—	(3)	1,586

Total	$11,770	$214	$(6)	$11,978

GSEs = Government Sponsored Entities

(1)	Most mortgage-backed securities are guaranteed by U.S. Agencies or GSEs

The following table sets forth the maturities of investment securities available-for-sale and held-to-maturity, based on contractual maturity, at June 30, 2009:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Within one year	$44,167	$44,612	$5,107	$5,165
After one, but within five years	250,648	255,963	1,984	2,006
After five, but within ten years	86,311	86,392	2,050	2,126
Greater than ten years	344,814	349,143	1,734	1,751

Total	$725,940	$736,110	$10,875	$11,048

The following table sets forth the proceeds from sales of available-for-sale securities and the resulting gains and losses realized using the specific identification method.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Proceeds from sales	$43,860	$31	$138,813	$39,856
Realized gains	1,032	193	4,497	976
Realized losses	(81)	—	(103)	(181)

The following table sets forth information regarding securities at June 30, 2009 having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
Available-for-sale securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
U.S. Agencies and GSEs	$39,590	$(489)	$502	$(11)	$40,092	$(500)	18
Municipal Bonds	23,841	(281)	—	—	23,841	(281)	51
Mortgage-Backed Securities	118,799	(1,213)	3,093	(64)	121,892	(1,277)	47
Other	1,949	(54)	116	(84)	2,065	(138)	47

Total	$184,179	$(2,037)	$3,711	$(159)	$187,890	$(2,196)	163

	Less than 12 months		12 months or longer		Total
Held-to-maturity securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
U.S. Government	$150	$(1)	$—	$—	$150	$(1)	1
Other	827	(4)	—	—	827	(4)	1

Total	$977	$(5)	$—	$—	$977	$(5)	2

These investments are not considered other-than-temporarily impaired for the following reasons: the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality, the Company has no current intent to sell these securities nor is it more likely than not that they will have to sell these securities before recovery of their amortized cost basis. Decisions to hold or sell securities are influenced by the need for liquidity at the Banks, alternative investments, risk assessment, and asset liability management.

Other-than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event that some or all of the unrealized loss on a debt security is related to credit, the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income/ (loss). The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

The Company adopted the provisions of FSP FAS 115-2 and 124-2 on April 1, 2009. The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

Evaluating Investments for Other-than-Temporary Impairments

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments (“FSP FAS 115-1”), and FSP FAS 115-2 and FAS 124-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income/ (loss).

For investment securities with unrealized losses, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s total decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below the cost basis is other-than-temporary, the Company considers the fair value of the security, the duration of the security’s decline, and the financial condition of the issuer. The Company then considers its intent and ability to hold the equity security for a period of time sufficient to recover the carrying value. Where the Company has determined that it lacks the intent and ability to hold an equity security to its expected recovery, that the duration of the security’s fair value decline is significant, or that the financial condition of the issuer deteriorates significantly, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

Recognition and Measurement of Other-than-Temporary Impairment

Prior to adoption of FSP FAS 115-2 and FAS 124-2 in the current quarter, the Company recognized impairments under the previously effective guidance contained within FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

No impairment losses were recognized through earnings related to available-for-sale securities during the three and six month periods ended June 30, 2009 and June 30, 2008.

(5)	Fair Value Measurements

FASB Statement No. 157, Fair Value Measurements (“FAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in FAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	At June 30, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government	$3,024	$3,024	$—	$—
U.S. Agencies and GSEs	168,178	—	168,178	—
Corporate bonds	1,002	—	1,002	—
Municipal bonds	168,283	—	168,283	—
Mortgage-backed securities	384,736	—	381,585	3,151
Other	10,887	4,748	5,639	500

Total available-for-sale securities	736,110	7,772	724,687	3,651
Derivatives - interest rate floor	3,858	—	3,858	—
Derivatives - customer swaps	5,269	—	5,269	—
Other investments	5,630	5,630	—	—

Liabilities:
Derivatives - customer swaps	$5,212	$—	$5,212	$—

		Fair value measurements at reporting date using:
Description	At December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities	$801,435	$—	$801,435	$—
Derivatives - interest rate floor	5,260	—	5,260	—
Derivatives - customer swaps	7,762	—	7,762	—
Other investments	9,953	9,953	—	—

Liabilities:
Derivative - customer swaps	$7,698	$—	$7,698	$—

Available-for-sale securities consist primarily of U.S. Government securities, U.S. Agencies and government-sponsored entities (“GSEs”), corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other investments. The U.S. Government securities, and equities and mutual funds (which are categorized as other investments) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The U.S. Agencies and GSEs, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans, which are categorized as other investments, generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments have unobservable inputs and are not actively traded. Therefore, they have been categorized as a Level 3 measurement.

Currently, the Company uses an interest rate floor and interest rate customer swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement.

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

Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts for the benefit of employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement.

The following table presents a rollforward of the Level 3 assets in the six months ended June 30, 2009:

	Balance at January 1, 2009	Transfers into Level 3	Balance at June 30, 2009
	(In thousands)
Mortgage-backed securities	$—	$3,151	$3,151
Other available-for-sale investments	—	500	500

Total Level 3 assets	$—	$3,651	$3,651

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements recorded during the period:
Description	June 30, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans (1)	$19,236	$—	$—	$19,236
Loans held for sale (2)	7,830	—	—	7,830
OREO (3)	985			985

	$28,051	$—	$—	$28,051

(1)	Collateral-dependent impaired loans whose fair value changed during the second quarter of 2009, net of specific allocations to the general reserve.
(2)	Four loans in the loans held for sale category had declines in fair value for the three months ending June 30, 2009. The Company recorded a $0.5 million mark to market charge which was included in gain on sale of loans and other real estate owned, net, in the consolidated statement of operations.
(3)	Four OREO properties whose value declined during the second quarter of 2009, net of valuation allowances taken during the second quarter of $0.5 million.

		Fair value measurements recorded during the period:
Description	December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans	$32,322	$—	$—	$32,322
Loans held for sale	27,219	—	—	27,219
OREO	4,069	—	—	4,069

	$63,610	$—	$—	$63,610

Impaired loans include those loans that were measured at the value of underlying collateral as allowed under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”). The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan’s original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated market value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property. Therefore they have been categorized as a Level 3 measurement.

The loans held for sale in the table above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, as discussed in the Company’s 2008 Annual Report on Form 10-K, which had an adjustment to fair value in the three months ended June 30, 2009. The fair value of these loans held for sale was based on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement.

The following table presents the book and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	June 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$496,074	$496,074	$393,347	$393,347
Other interest bearing certificates of deposit	21,629	21,629	17,750	17,750
Held-to-maturity securities	10,875	11,048	11,770	11,978
Loans, net (including loans held for sale and impaired loans)	5,487,942	5,558,100	5,423,415	5,431,898
Other financial assets	156,064	156,064	157,678	157,678
FINANCIAL LIABILITIES:
Deposits	5,257,587	5,276,928	4,920,605	4,947,202
Securities sold under agreements to repurchase	176,221	179,779	293,841	298,208
Federal Home Loan Bank borrowings	787,928	821,895	936,037	978,624
Junior subordinated debentures and other long-term debt	241,734	160,170	290,585	211,085
Other financial liabilities	19,455	19,455	26,405	26,405

The estimated fair values have been determined by using available quoted market information or other appropriate valuation methodologies. The aggregate fair value amounts presented do not represent the underlying value of the Company taken as a whole.

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

Loans, net (excluding loans held for sale and impaired loans accounted for at fair value)

Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of consumer loans. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in each Bank’s local market.

Other Financial Assets

Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”) and Banker’s Bank, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.

The Company carries the FHLB and Banker’s Bank stock at the original cost basis (par value). Each of our Banks is a member of their local FHLB located in either Boston, Atlanta, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock and Banker’s Bank stock for other-than-temporary impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the asset, the liquidity position of the respective FHLBs, the actions being taken by the respective FHLBs to address their regulatory situations, and the Company’s current intention not to sell or redeem any of its investment in the respective FHLBs, and the determination that it is not more likely than not that the Company would be required to sell or redeem any of its investments in the respective FHLBs, the Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs and Banker’s Bank.

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

Junior Subordinated Debentures and Other Long-Term Debt

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at June 30, 2009 and December 31, 2008. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities. The fair value of the long-term debt was based on the price the Company repurchased this debt for in the open market.

Other Financial Liabilities

Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value.

Financial Instruments with Off-Balance Sheet Risk

The Company’s commitments to originate loans, and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.

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

	June 30, 2009	December 31, 2008
	(In thousands)
Commercial loans:
New England	$1,056,761	$986,381
Northern California	864,660	821,308
Southern California	228,500	220,636
South Florida	333,875	322,639
Pacific Northwest	124,261	129,727
Eliminations and other	(717)	(1,144)

Total commercial loans	$2,607,340	$2,479,547

Construction and land loans:
New England	$134,907	$107,991
Northern California	228,245	225,536
Southern California	11,811	21,477
South Florida	233,076	265,075
Pacific Northwest	49,600	76,713

Total construction and land loans	$657,639	$696,792

Residential mortgage loans:
New England	$1,048,424	$1,087,843
Northern California	207,573	211,976
Southern California	65,394	29,204
South Florida	545,160	549,601
Pacific Northwest	2,292	23,858

Total residential mortgage loans	$1,868,843	$1,902,482

Home equity and other consumer loans:
New England	$93,901	$87,619
Northern California	83,431	78,159
Southern California	22,539	15,333
South Florida	207,589	209,466
Pacific Northwest	4,610	2,683
Eliminations and other	4,025	3,780

Total home equity and other consumer loans	$416,095	$397,040

Total loans	$5,549,917	$5,475,861

The following table presents a summary of the Private Banking credit quality data by geography. The geography assigned to the Private Banking credit quality data is based on the location of the lender.

	June 30, 2009	December 31, 2008
	(In thousands)
Classified loans: (1)
New England	$14,514	$3,210
Northern California	30,159	10,875
Southern California (2)	48,367	41,493
South Florida	91,403	57,495
Pacific Northwest	49,287	34,968

Total classified loans	$233,730	$148,041

Loans 30-89 days past due and accruing:
New England	$6,490	$6,641
Northern California	14,945	5,080
Southern California	5,189	6,276
South Florida	8,526	5,072
Pacific Northwest	3,175	658

Total loans 30-89 days past due	38,325	23,727

Non-accrual loans:
New England	$10,316	$4,098
Northern California	13,584	6,102
Southern California (3)	40,864	37,885
South Florida	46,077	29,942
Pacific Northwest	18,702	15,905

Total non-accrual loans	$129,543	$93,932

OREO and repossessed assets:
New England	$740	$2,378
Northern California	7,237	—
Southern California	1,006	7,117
South Florida	3,912	1,861
Pacific Northwest	4,164	3,343

Total OREO and repossessed assets	$17,059	$14,699

Total non-performing assets	$146,602	$108,631

(1)	Classified loans include loans classified as either substandard or doubtful.
(2)	Includes loans held for sale of $17.5 million and $27.2 million as of June 30, 2009 and December 31, 2008, respectively.
(3)	Includes loans held for sale of $18.6 million and $27.2 million as of June 30, 2009 and December 31, 2008, respectively.

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure.

Impaired loans are generally included within the balance of classified loans. Impaired loans totaled $123.7 million as of June 30, 2009, as compared to $94.8 million at December 31, 2008. The Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans.

(7)	Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $101.4 million at June 30, 2009.

The increased level of allowance for loan losses reflects the higher amount of non-performing and classified loans, particularly in the South Florida and Northern California regions, recent historical charge-off trends and current economic conditions. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses.

The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Ending gross loans	$5,549,917	$5,593,217	$5,549,917	$5,593,217

Allowance for loan losses, beginning of period	$93,144	$88,953	$89,292	$70,992
Provision for loan losses	24,064	31,904	40,700	51,552
Charge-offs	(15,912)	(22,943)	(29,251)	(24,711)
Recoveries	118	7	673	88

Allowance for loan losses, end of period	$101,414	$97,921	$101,414	$97,921

Allowance for loan losses to ending gross loans	1.83%	1.75%	1.83%	1.75%

The following table presents a summary by geography of loans charged off, net of recoveries, for the three and six months ended June 30, 2009 and 2008. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loans charged off:
New England	$1,392	$953	$1,392	$1,958
Northern California	1,216	1	1,322	16
Southern California	1,760	21,117	5,542	21,709
South Florida	10,474	365	13,433	440
Pacific Northwest	952	500	6,889	500

Total net loans charged off	$15,794	$22,936	$28,578	$24,623

(8)	Goodwill and Intangible Assets

The Company performs an annual impairment test on goodwill and intangible assets at the reporting unit level in the fourth quarter of each year. Goodwill may be tested more often if events or circumstances indicate it may be impaired.

During the first quarter of 2009, the Company adopted plans for the disposal of BPVI, an Investment Management affiliate, and Sand Hill, a Wealth Advisory affiliate. At the adoption of the plans for disposal, goodwill and intangible asset impairment tests were performed on the two affiliates using the fair values established pursuant to the plans. It was determined that BPVI’s goodwill and intangible assets were impaired and therefore were written off as of March 31, 2009. The $2.1 million impairment expense is included in losses from discontinued operations. Sand Hill’s goodwill and intangibles were deemed not impaired. The sale of BPVI was completed on April 1, 2009. The sale of Sand Hill was completed on June 30, 2009. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 12: Discontinued Operations” for further details.

Also during the first quarter of 2009, the Company deemed that a triggering event under FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”) occurred due to the decline in the Company’s market capitalization. This triggering event was brought on by a significant adverse change in the banking business climate due to negative economic and market factors. For example, the KBW Regional Bank Index (NYSE: KRE) decreased 34% during the first quarter of 2009 while the S&P 500 index decreased 11% over the same period. As a result, the Company tested all reporting units for impairment using a market approach to determine fair value and determined that no additional goodwill or intangible asset impairment write-downs were needed.

The Company’s market capitalization remained below its book value as of June 30, 2009. As a result, the Company performed a reconciliation of the aggregate fair value of its reporting units to the Company’s overall market capitalization and determined that no additional goodwill and intangible asset impairment was necessary at June 30, 2009.

The following table presents the goodwill by business segment at June 30, 2009 and December 31, 2008:

	Balance at June 30, 2009	Balance at December 31, 2008
	(In thousands)
Private Banking	$2,403	$2,403
Investment Management	59,361	59,361
Wealth Advisory	43,338	43,326

Total goodwill	$105,102	$105,090

The following is an analysis of intangible assets at June 30, 2009 and December 31, 2008:

	At June 30, 2009			At December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Advisory contracts	$65,520	$(18,675)	$46,845	$65,509	$(15,732)	$49,777
Core deposit intangibles	13,289	(2,486)	10,803	13,289	(439)	12,850
Employee agreements	4,127	(2,466)	1,661	4,127	(2,150)	1,977
Trade names and other	3,150	—	3,150	3,150	—	3,150
Mortgage servicing rights	649	(146)	503	648	(93)	555

Total other intangibles	$86,735	$(23,773)	$62,962	$86,723	$(18,414)	$68,309

Amortization expense for the three and six months ended June 30, 2009 was $3.0 million and $5.4 million, respectively and for the three and six months ended June 30, 2008 was $3.4 million and $6.6 million, respectively. During the first half of 2009, the amortization of core deposit intangibles at two of the Private Banking affiliates was accelerated to reflect the attrition trends of acquired deposit accounts.

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

The Company uses the “Hypothetical Derivative Method” described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three or six months ended June 30, 2009. The Bank affiliate also monitors the risk of counterparty default on an ongoing basis.

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

In addition to the above hedging activities, the Company offers certain derivative products directly to qualified commercial borrowers. The Company hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated as FAS 133-qualifying hedging relationships and are, therefore, marked to market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. As of June 30, 2009, the fair value of the derivative assets was $5.3 million and the offsetting derivative liabilities had a fair value of $5.2 million. Fees earned in connection with the execution of derivatives related to this program are recognized in other income. The derivative asset and liability values below include an adjustment related to the consideration of credit risk required under FAS 157 of less than $0.1 million in the three and six months ending June 30, 2009, respectively. As of June 30, 2009, the Company had 18 interest rate swaps with an aggregate notional amount of $185.1 million related to this program.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2009.

	June 30, 2009				December 31, 2008
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$3,858	Other liabilities	$—	Other assets	$5,260	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	5,269	Other liabilities	5,212	Other assets	7,762	Other liabilities	7,698

Total		$9,127		$5,212		$13,022		$7,698

As indicated in the table above, as of June 30, 2009, the Floor designated as a cash flow hedge had a fair value of $3.9 million. For the three and six months ended June 30, 2009, the after-tax change in net unrealized gains/ (losses) on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity were losses of $0.5 million and $0.7 million, respectively.

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Bank affiliate’s variable-rate assets. During the next 12 months, the Bank affiliate estimates that an additional $2.8 million will be reclassified as an increase to interest income.

During the three and six months ended June 30, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for both the three and six months ended June 30, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2009.

Three Months Ended June 30, 2009
Derivatives in FAS 133 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	(In thousands)
Interest rate products	$(78)	Interest income	$763	Other income / expense	$—

Three Months Ended June 30, 2009
Derivatives not designated as hedging instruments under FAS 133	Location of gain/(loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$(140)

Six Months Ended June 30, 2009
Derivatives in FAS 133 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	(In thousands)
Interest rate products	$233	Interest income	$1,516	Other income / expense	$—

Six Months Ended June 30, 2009
Derivatives not designated as hedging instruments under FAS 133	Location of gain/(loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$(7)

The Bank affiliate has agreements with its derivative counterparties that contain provisions where, if the Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank affiliate could also be declared in default on its derivative obligations.

The Bank affiliate also has agreements with certain of its derivative counterparties that contain provisions where if the Bank affiliate fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Bank affiliate would be required to settle its obligations under the agreements.

Certain of the Bank affiliate’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Company’s creditworthiness in an adverse manner, the Bank affiliate may be required to fully collateralize its obligations under the derivative instruments.

As of June 30, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.2 million. As of June 30, 2009, the Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million against its obligations under these agreements.

(10)	Income Taxes

Due to the adoption of plans in the first quarter of 2009 to dispose of BPVI and Sand Hill, the results of operations related to BPVI and Sand Hill were included in discontinued operations. The profits and losses attributable to investors other than the Company are reflected under “Noncontrolling interests” in the table below. The components of income tax (benefit)/ expense for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Six months ended June 30,
	2009	2008
	(In thousands)
Loss from continuing operations:
Loss before income taxes	$(2,476)	$(83,284)
Income tax (benefit)/ expense	(396)	6,220

Net loss from continuing operations	$(2,080)	$(89,504)

Effective tax rate, continuing operations	16.0%	nm

(Loss)/ income from discontinued operations:
(Loss)/ income before income taxes	$(3,391)	$1,161
Income tax (benefit)/ expense	(1,198)	488

Net (loss)/ income from discontinued operations	$(2,193)	$673

Effective tax rate, discontinued operations	35.3%	42.0%

Income attributable to noncontrolling interests:
Income before income taxes	$1,344	$2,764
Income tax expense	—	1,123

Net income attributable to noncontrolling interests	$1,344	$1,641

Effective tax rate, noncontrolling interests	0.0%	40.6%

Loss attributable to the Company
Loss before income taxes	$(7,211)	$(84,887)
Income tax (benefit)/ expense	(1,594)	5,585

Net (loss)/ income attributable to the Company	$(5,617)	$(90,472)

Effective tax rate, attributable to the Company	22.1%	nm

nm	= not meaningful

The effective tax rate for the six months ended June 30, 2009 was calculated based on a projected 2009 annual effective tax rate. The effective tax rate from continuing operations was 16.0%, with related tax benefit of $0.4 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments and tax credits. These savings were partially offset by executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP).

The effective tax rate for the six months ended June 30, 2008 was calculated based on the actual results for the second quarter of 2008 and not on a projected annual effective tax rate. The annual effective tax rate could not be predicted due to the potential variability in future financial results. Income taxes for 2008 were affected by non-deductible expenses of $34.3 million for goodwill impairment and $66.0 million for the Westfield re-equitization awards.

(11)	Noncontrolling Interests

Effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which amended EITF D-98. Both of these pronouncements affect the accounting, reporting and disclosure of the Company’s noncontrolling interests. FAS 160 establishes accounting and reporting standards for noncontrolling interests in certain of our affiliates and for the deconsolidation of affiliates. It clarifies that, in general, a noncontrolling interest in an affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

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

Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations includes the net income allocated to the noncontrolling interest owners of the affiliate partners. Net income attributable to the noncontrolling interest owners was $0.8 million and $1.3 million for the three and six months ended June 30, 2009, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of the EPS computation. Noncontrolling interests which are not redeemable as provided in EITF D-98 are included in stockholders’ equity on the consolidated balance sheets, and are comprised of the capital and undistributed profits owned by the noncontrolling partner. This amounted to $3.5 million at both June 30, 2009 and December 31, 2008.

Each affiliate operating agreement for which noncontrolling interests exist provides the Company and/or the noncontrolling interests with contingent call or put redemption features used to approximate fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $51.4 million and $50.2 million are included in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. The Company may liquidate these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.

FAS 160 has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements have been applied retrospectively for all periods presented in the accompanying consolidated financial statements.

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

On April 1, 2009, the Company divested its interest in BPVI. BPVI was previously categorized in the Investment Management segment and the results of operations related to BPVI are now included in discontinued operations which reflects income of less than $0.1 million and a loss of approximately $1.6 million for the three and six months ended June 30, 2009, respectively. Of these amounts, $1.4 million of the year to date loss represents the impairment recorded in the first quarter of 2009 related to the remeasurement of the investment in BPVI to its fair value, net of tax. For the three and six months ended June 30, 2008,the Company recognized income of approximately $0.1 million and $0.3 million, respectively, from discontinued operations related to BPVI. In addition, the assets and liabilities of BPVI have been reflected as assets and liabilities attributable to discontinued operations in the accompanying consolidated balance sheets. The Company does not expect any significant future operating cash flows from BPVI. The Company has deferred recognition of potential future gains from contingent payments, if any, until determinable.

On June 30, 2009, the Company divested its interest in Sand Hill. Sand Hill was previously categorized in the Wealth Advisory segment and the results of operations related to Sand Hill are now included in discontinued operations, which reflects losses of approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and income of $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively. In addition, the assets and liabilities of Sand Hill have been reflected as assets and liabilities attributable to discontinued operations in the accompanying consolidated balance sheets. The Company does not expect any significant future operating cash flows from Sand Hill. The Company has deferred recognition of potential future gains from contingent payments, if any, until determinable.

(13)	Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted FSP 157-4 for the quarter ending June 30, 2009, and there is not a material effect on its financial condition and results of operations.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. FAS 167 will be effective for the Company’s first quarter 2010. The Company is assessing the impact, if any, of FAS 167 on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective for the Company’s third quarter 2009. The Codification is not intended to change existing GAAP. Accordingly, the Company does not anticipate a material impact on its consolidated financial statements.

(14)	Subsequent Events

The Company evaluated subsequent events through the date the accompanying unaudited interim financial statements were issued, which was August 7, 2009. Pursuant to the requirements of FAS 165, there were no events or transactions during the subsequent event reporting period that required disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of and for the Three and Six Months Ended June 30, 2009

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; continued adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking and asset investment advisory activities; changes in interest rates; competitive pressures from other financial institutions; continued deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities in our investment portfolio; changes in loan default and charge-off rates; adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; the adoption of adverse government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become further impaired; and risks related to the identification and implementation of acquisitions; as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reporting segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our reporting segments and the Company’s operations in the second quarter of 2009. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

During the second quarter of 2009, the Company earned revenues of $96.8 million, a decrease of 17% compared to revenues of $117.1 million for the same period in 2008. Total operating expenses were $82.5 million for the second quarter of 2009, a decrease of 50% compared to total operating expenses of $164.5 million for the same period in 2008. The Company reported a net loss from continuing operations of $7.3 million, compared to a net loss from continuing operations of $80.1 million for the same period in 2008. Net loss attributable to the Company for the second quarter of 2009 was $8.5 million, as compared to a net loss attributable to the Company of $80.6 million for the same period in 2008. The Company reported a net loss available to common shareholders of $0.24 per share for the second quarter of 2009 compared to a net loss of $2.11 per share for the same period in 2008. The second quarter 2009 EPS were adversely impacted by non-cash accounting adjustments which reduced income available to the common shareholders by $8.1 million, or $0.12 per share. The major differences between the second quarter of 2008 and 2009 include the non-cash compensation charge of $66.0 million recorded in conjunction with the Westfield re-equitization and a non-cash impairment charge of $17.4 million recorded in conjunction with the second quarter 2008 impairment at FPB.

The key items that affected the Company’s second quarter 2009 results include:

1.	A decrease in Assets Under Management (“AUM”), primarily due to market depreciation over the past year, resulted in a reduction in the Company’s investment management fees of $11.8 million compared to the quarter ended June 30, 2008.

2.	Net interest margin (“NIM”) compression was due to several factors including a higher percentage of the Company’s assets in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, and an increase in non-performing assets.

3.	The Company recognized a $3.2 million expense during the second quarter of 2009 related to the special FDIC assessment that was announced during the first quarter of 2009. In addition, the FDIC’s assessment rates increased in the second quarter of 2009 as compared to the second quarter of 2008.

4.	In addition, the Company completed its sale of BPVI and Sand Hill during the second quarter of 2009; as a result, all individual revenue and expense items have been reclassified to discontinued operations.

The Company’s Investment Management and Wealth Advisory segments reported positive earnings in the second quarter of 2009, as compared to the Company’s Private Banking segment which reported negative earnings. Segment results exclude the effect of discontinued operations, interest expense on certain portions of long-term debt and the results of unconsolidated affiliates; and are reduced by net income attributable to noncontrolling interests.

The Company’s Private Banking segment reported a net loss of $5.0 million in the second quarter of 2009, compared to a net loss of $20.2 million for the same period in 2008. The major differences in the lower net loss in 2009 were the $17.4 million of impairment charges in the second quarter of 2008 and none in 2009, and a decrease in provision for loan loss expense of $7.8 million in the second quarter of 2009 compared to the same period in 2008. These expense savings were partially offset by an increase in FDIC insurance expense in the second quarter of 2009 of $3.9 million as compared to the same period in 2008. The Company’s Private Banking segment reported revenue declines of $1.0 million, or 1%, in the second quarter of 2009 compared to the same period in 2008. Decreased revenues were primarily due to lower net interest income and decreased investment management and trust fees, slightly offset by the gains recognized from the sale of investments and from the gain on sale of loans and OREO. Net interest income decreased $1.9 million, or 3%, in the second quarter of 2009 compared to the same period in 2008, primarily due to the NIM compression. The NIM compression in the second quarter of 2009 was a result of several factors including a higher percentage of the Company’s assets in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, as well as the increase in non-performing loans. These declines in interest income have been partially offset by the higher percentage of interest bearing liabilities that have shifted to lower cost deposits from borrowed funds, as well as by the steep yield curve. Also, the average balance of commercial loans, including construction and land loans, decreased by $17.3 million in the second quarter 2009 compared to the same period in 2008, primarily due to three of our affiliate Banks reducing the amount of, or not originating, new construction and land loans. However, the New England and Northern California Banks have continued to lend, in certain cases, to the construction industry. Investment management and trust fees at the Banks decreased $1.5 million, or 18%, compared to the second quarter of 2008 as a result of declines in AUM of $0.7 billion, or 14%, from June 30, 2008. 74% of the decrease was attributable to market depreciation, and the remaining 26% was attributable to outflows. AUM at June 30, 2009 for the Banks was $4.0 billion. Total operating expenses at the Banks for the second quarter of 2009 decreased $8.3 million, or 14%, compared to the same period in 2008. The decrease is primarily due to the non-cash impairment charge recorded in the second quarter of 2008 of $17.4 million, partially offset by the increase in FDIC insurance expense. Current quarter operating expenses include the special FDIC insurance assessment of $3.2 million in addition to the higher regular insurance assessment of $1.8 million. On May 22, 2009 the FDIC Board of Directors adopted its final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC has the discretion to charge additional special assessments in 2009.

The Company’s Investment Management segment reported net income of $2.9 million in the second quarter of 2009, compared to a net loss of $59.9 million for the same period in 2008. The Company’s Investment Management segment continues to be negatively affected by the year over year decline in the equity markets. Revenues decreased $11.0 million, or 33%, in the second quarter of 2009 compared to the same period in 2008 as a result of declines in AUM of $6.5 billion, or 29%, from June 30, 2008. Market depreciation for the twelve months ended June 30, 2009 was $6.4 billion, with flows relatively flat for the same period. AUM at June 30, 2009 at the Investment Management firms was $15.8 billion. Total operating expenses at the Investment Management firms for the second quarter of 2009 decreased $70.9 million, or 80%, compared to the same period in 2008. The decrease in expenses is primarily due to non-cash compensation charge of $66.0 million recorded in the second quarter of 2008 in conjunction with the re-equitization of Westfield. Other drivers of the expense decrease include decreased amortization expense, and reduced fixed and variable compensation expenses as a result of decreased salaries and reduced bonus accruals.

The Company’s Wealth Advisory segment reported net income of $1.2 million in the second quarter of 2009, consistent with the net income of $1.2 million for the same period in 2008. The Company’s Wealth Advisory segment also was negatively affected by the challenging market conditions. Revenues decreased $0.8 million, or 7%, in the second quarter of 2009 compared to the same period in 2008 as a result of declines in AUM of $1.1 billion, or 13%, from June 30, 2008.

Market depreciation for the twelve months ended June 30, 2009 was $1.2 billion, slightly offset by inflows of $0.1 billion. AUM at June 30, 2009 at the Wealth Advisory firms was $7.5 billion. Total operating expenses at the Wealth Advisory firms for the second quarter of 2009 decreased $0.7 million, or 8%, compared to the same period in 2008. The decrease is primarily due to decreases in fixed and variable compensation expenses as a result of decrease in staff and reduced bonus accruals.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan losses, the valuation of goodwill and intangible assets and analysis for impairment, stock-based compensation, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – III. D. Critical Accounting Policies” in the Company’s 2008 Annual Report on Form 10-K. There have been no changes to these policies through the filing of this report on Form 10-Q.

Financial Condition

Total Assets. Total assets decreased $6.1 million, less than 1%, to $7.3 billion at June 30, 2009 from $7.3 billion at December 31, 2008. The Company’s assets have been relatively flat this year as overall loan growth has slowed and increases in deposits have been used to reduce the balance of borrowed funds.

Cash and Cash Equivalent. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) increased $102.7 million, or 26%, to $496.1 million, or 7% of total assets, at June 30, 2009, from $393.3 million, or 5% of total assets, at December 31, 2008. The increase is primarily related to the Banks keeping higher balances in deposits at the Federal Reserve. Currently, the interest that the Federal Reserve pays on deposits is similar to what the Banks would earn on short-term investments. Therefore, the Banks see the Federal Reserve as an alternative to investing liquid funds on a short-term basis.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) decreased $66.2 million, or 8%, to $747.0 million, or 10% of total assets, at June 30, 2009, from $813.2 million, or 11% of total assets, at December 31, 2008. Several of the Banks have sold a portion of their investment portfolio in the first six months of 2009 and realized net gains on the transactions. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen. The proceeds from the sale of the securities have been reinvested in either higher yielding loans, kept in cash and cash equivalents, or used to repay borrowed funds such as FHLB borrowings. The Banks acquire securities for various purposes such as providing a source of income through interest income or through the subsequent sale of the securities, liquidity, and to manage interest rate and liquidity risk. The sale of investments resulted in the Banks recognizing gains due to changes in interest rates which were previously recorded as unrealized gains within other comprehensive income. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 4: Investments” for a summary of the Company’s investment securities.

Stock in Federal Home Loan Banks and Banker’s Bank. At June 30, 2009 and December 31, 2008, respectively, the Company had $59.3 million and $59.0 million in FHLB and Banker’s Bank stock. At both dates, these balances were primarily in FHLB stock. The Company carries the FHLB and Banker’s Bank stock at the original cost basis (par value). Each of our Banks is a member of their local FHLB located in either Boston, Atlanta, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock and Banker’s Bank stock for other-than-temporary impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the asset, the liquidity position of the respective FHLBs, the actions being taken by the respective FHLBs to address their regulatory situations, and the Company’s current intention not to sell or redeem any of its investment in the respective FHLBs, and the determination that it is not more likely than not that the Company would be required to sell or redeem any of its investments in the respective FHLBs, the Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs and Banker’s Bank.

Loans held for sale. Loans held for sale increased $2.6 million, or 7%, to $39.4 million at June 30, 2009 from $36.8 million at December 31, 2008. The increase is primarily related to the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk. Included in the total loans held for sale at June 30, 2009 is $18.6 million of the Company’s non-strategic Southern California portfolio loans. During the first half of the year the Company has been able to decrease its non-strategic portfolio from 18 loans, with a carrying value of $27.2 million, at December 31, 2008 to 12 loans, with a carrying value of $18.6 million, at June 30, 2009. The Company continues to actively market the sale of the remaining loans.

Loans. Total portfolio loans increased $74.1 million, or 1%, to $5.5 billion, or 76% of total assets, at June 30, 2009, from $5.5 billion, or 75% of total assets, at December 31, 2008. The Company has seen slower overall growth in the loan portfolio as the increases in our Northern California and New England loan portfolios have been offset by the declines in the Sothern California, South Florida, and Pacific Northwest portfolios. The commercial loan portfolio has experienced the most growth in 2009 with the balance increasing $127.8 million, or 5%. Three of the Banks have reduced the amount of, or stopped originating, new construction and land loans so we are seeing a decline in this category as existing loans are repaid. However, the New England and Northern California Banks have continued to lend, in certain cases, to the construction industry. We have also seen a decline in residential mortgages as many of our customers are refinancing their current adjustable rate mortgages with fixed rate mortgages, which the Banks typically sell in the secondary market. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Risk Elements. The Company’s non-performing assets include non-accrual loans (including the Southern California non-strategic loans held for sale), OREO and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans. Non-performing assets increased $38.0 million, or 35%, to $146.6 million, or 2.02% of total assets, at June 30, 2009, from $108.6 million, or 1.49% of total assets, at December 31, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

The increases in non-performing assets, past due loans and classified loans are the result of continued weakness in the U.S. housing and labor markets and increased bankruptcy filings. This weakening has caused a related deterioration in real estate and land loans as prices for these assets continue to decline.

Total non-accrual loans at June 30, 2009 were $129.5 million, an increase of $35.6 million, or 38%, from $93.9 million at December 31, 2008. Included with non-accrual loans are $18.6 million of the Southern California non-strategic loans held for sale. For a detailed breakout of non-accrual loans by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 6: Loans Receivable”.

Of the total non-accrual loans, $43.2 million, or 34%, of the total is in construction and land loans, $31.6 million, or 25%, is in commercial real estate loans, $21.2 million, or 16%, is in residential mortgage loans, $18.6 million, or 14%, is in loans held for sale, $11.8 million, or 9%, is in commercial and industrial loans, and $3.1 million, or 2%, is in other loan categories.

OREO and repossessed assets consists of 18 OREO properties with a carrying value of $17.1 million at June 30, 2009, an increase of $2.4 million, or 16%, as compared to $14.7 million at December 31, 2008. The increase was due to four additional properties in Northern California, three additional properties in the Pacific Northwest, two additional properties in South Florida, and one additional property in Southern California, offset by the disposition of one property in New England, as well as partial dispositions and write-downs of various properties in New England, South Florida, and the Pacific Northwest. The fair value of OREO is defined as the cash price that might reasonably be anticipated in a current sale (within 12 months), less estimated selling costs, or, in the event that a current sale is unlikely, all cash flows generated by the property on a discounted basis. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

Additional writedowns of $0.9 million were taken during the year on loans in Southern California which were previously transferred to the loans held for sale category. These write downs were the result of further declines in the collateral values of five loans. The loss associated with the write downs is included with the gain on sale of loans and other real estate owned, net on the consolidated statement of operations. The Company recorded net gains of $3.4 million on sales of or payments on these loans during the year.

At June 30, 2009, loans with an aggregate balance of $38.3 million, or 0.69% of total loans, were 30-89 days past due, an increase of $14.6 million, or 62%, as compared to $23.7 million, or 0.43% of total loans, at December 31, 2008. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the local economy or in the real estate market where the collateral is located could lead to these delinquent loans transferring to non-accrual status with a corresponding downgrade of the loans’ credit ratings. Downgrades in credit ratings generally result in additional charges to the provision for loan losses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There were no loans 90 days past due, but still accruing, as of June 30, 2009, or December 31, 2008.

$28.6 million of net charge-offs were recorded through the first six months of 2009. For a detailed breakout of net loans charged off by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 7: Allowance for Loan Losses”.

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

Loans that evidence weakness or potential weakness related to repayment history, the borrower’s financial condition, or other factors are reviewed by the Banks’ management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. Classified loans are classified as either substandard or doubtful under the rating system adopted by the Banks based on the criteria established by federal bank regulatory authorities.

At June 30, 2009, the Company had classified loans of $233.7 million, an increase of $85.7 million, or 58%, compared to $148.0 million at December 31, 2008. Increases in classified loans were recorded in all regions during the first half of 2009. The largest absolute change was in the South Florida region which increased $33.9 million, or 59%, as compared to December 31, 2008. Over the same period, the Northern California region increased $19.3 million, or more than 100%; the Pacific Northwest region increased $14.3 million, or 41%; the New England region increased $11.3 million, or more than 100%; and the Southern California region increased $6.9 million, or 17%. For a detailed breakout of classified loans by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements – Note 6: Loans Receivable”. Included in the Southern California classified loans are $17.5 million of loans in the held for sale category. The increases in classified loans were primarily due to deteriorating real estate and economic conditions in certain areas where the Banks conduct business. Impaired loans are generally included with the balance of classified loans. Impaired loans totaled $123.7 million at June 30, 2009, an increase of $28.9 million, or 30%, compared to $94.8 million at December 31, 2008. $41.5 million of the impaired loans had $9.1 million in specific allocations to the general reserve. The remaining $82.2 million of impaired loans did not have specific allocations to the general reserve either due to a previous charge off of a portion of the impaired loan or due to the abundance of collateral supporting the impaired loan. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Private Banking credit quality data by geography.

Allowance for Loan Losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $101.4 million at June 30, 2009.

The allowance for loan losses at June 30, 2009 increased $12.1 million, or 14%, from December 31, 2008. The increase in the allowance for loan losses is a result of the provision for loan losses of $40.7 million, partially offset by charge-offs, net of recoveries, of $28.6 million. In 2009 the Company experienced continued deterioration in economic conditions and the values of real estate and land where our Banks are located. This deterioration has caused the Company’s non-performing loans and classified loans to increase and, in some cases, has led to charge-offs. As a result of these issues, the Company has incurred significant provision for loan losses. This increase reflects the higher level of non-performing, past-due, and classified loans; other risk factors; and growth in the loan portfolio. Approximately 81% of the provision recorded in the first half of 2009 was related to the Southern California, South Florida and Pacific Northwest regions. Approximately 91% of the charge-offs, net of recoveries, recorded in the first half of 2009 were related to the Southern California, South Florida and Pacific Northwest regions. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

Management evaluates currently available internal and external factors in establishing the allowance for loan losses, such as changes in the local economic market, concentration of risk and decreases in local property values. While management’s allowance for loan losses as of June 30, 2009 is considered adequate, under adversely different conditions or assumptions the Company would need to increase the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The full allowance for loan losses policy may be found in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

Income Taxes Receivable and Deferred. Income taxes receivable and deferred decreased $66 million, or 51%, to $64.4 million at June 30, 2009 from $130.4 million at December 31, 2008. The decrease is primarily due to income tax refunds received during the first half of 2009.

Other Assets. Other assets, consisting of prepaid expenses, investment in partnerships, amounts due from brokers for unsettled security sales, and other receivables, decreased $27.1 million, or 19%, to $116.0 million at June 30, 2009 from $143.1 million at December 31, 2008. The decrease is due primarily to the settlement of the receivable related to the sale of securities at December 31, 2008.

Deposits. The Company experienced an increase in total deposits of $337.0 million, or 7%, to $5.3 billion, at June 30, 2009, from $4.9 billion at December 31, 2008. The increase in deposits is primarily driven by organic growth of the Banks’ core deposits and retail certificates of deposit. The FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”) instituted in the fourth quarter of 2008 helped to stabilize the deposit environment enabling the Company’s core deposits to grow in the first six months of 2009. The TLGP insures all of the Company’s demand deposit accounts and certain NOW accounts. Certificates of deposit at June 30, 2009 include $405.8 million in the Certificate of Deposit Account Registry Service, or CDARS, an increase of $261.4 million from December 31, 2008. CDARS provides depositors with up to $50 million in FDIC insurance coverage through its reciprocal deposit placement service. CDARS enables the Banks to distribute depositors’ monies among multiple CDs in increments less than the current FDIC insurance limit at other CDARS member banks across the country.

The following table shows the composition of the Company’s deposits at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Balance	As a % of total	Balance	As a % of total
		(In thousands)
Demand deposits (non-interest bearing)	$911,179	17%	$957,336	19%
NOW	437,530	8%	390,338	8%
Savings	155,128	3%	146,179	3%
Money market	1,625,737	32%	1,523,092	32%
Certificates of deposit under $100,000 (1)	1,058,220	20%	995,994	20%
Certificates of deposit $100,000 or greater (1)	1,069,793	20%	907,666	18%

Total deposits	$5,257,587	100%	$4,920,605	100%

(1)	Included in certificates of deposit are brokered and CDARS CDs of $495.0 million and $405.8 million, respectively, as of June 30, 2009. As of December 31, 2008, brokered and CDARS CDs were $628.6 million and $144.4 million, respectively.

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”), junior subordinated debentures, and other long-term debt) decreased $314.6 million, or 21%, to $1.2 billion at June 30, 2009 from $1.5 billion at December 31, 2008. FHLB borrowings (net of unamortized fair valuation adjustments) decreased $148.1 million, or 16%. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth. Repurchase agreements decreased $117.6 million, or 40%. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Junior subordinated debentures and other long-term debt decreased $48.9 million or 17%, to $241.7 million at June 30, 2009 from $290.6 million at December 31, 2008. The Company repurchased $48.9 million of its 3% Contingent Convertible Senior Notes due 2027 (“Notes”) during the first six months of 2009. As of June 30, 2009 the Notes outstanding were $3.6 million. The Company called and paid off the remaining $3.6 million in July 2009.

Other liabilities. Other liabilities, consisting of deferred acquisition obligations, accrued interest, bonus and other accrued expenses, decreased $25.2 million, or 20%, to $97.8 million at June 30, 2009 from $122.9 million at December 31, 2008. The decrease is due to the payments on the 2008 accrued compensation, and the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2009 pursuant to the terms of the acquisition agreements.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2009, consolidated cash and cash equivalents, other interest bearing certificates of deposit and securities available-for-sale, less securities pledged, amounted to $922.1 million, or 13% of total assets, as compared to $733.6 million, or 10% of total assets, at December 31, 2008. In addition, the Banks have available borrowing capacity through the FHLB totaling $860.2 million as of June 30, 2009. Combined, this liquidity totals $1.8 billion, or 25% of total assets and 34% of total deposits as of June 30, 2009. The Banks use a portion of their securities as collateral for borrowings and other purposes, which reduces the amount of securities they could sell in the short term.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the U.S. Treasury’s Capital Purchase Program (“CPP”). The Banks have increased total loans and investments in mortgage backed securities by $119.9 million and $169.3 million, respectively, since receiving the funds.

Holding Company Liquidity. The Company and several of the Company’s majority-owned affiliate partners have put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining minority ownership interests in these companies at the then fair value. These put and call options are discussed in detail in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. E. Liquidity” in the Company’s 2008 Annual Report on Form 10-K. At June 30, 2009, the estimated maximum redemption value for these affiliates related to outstanding put options was approximately $51.4 million, of which $28.0 million could be redeemed within the next 12 months, and is classified on the consolidated balance sheet as redeemable noncontrolling interests in accordance with EITF D-98.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Repurchases of Equity Securities” in the Company’s 2008 Annual Report on Form 10-K. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings.

At June 30, 2009, Holding Company cash and cash equivalents amounted to $129.9 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

The Company is required to pay interest quarterly on its junior subordinated debentures and semi-annually on its long-term debt. The estimated cash required for the interest payments for the remainder of 2009 on the junior subordinated debentures is approximately $6.4 million based on the debt outstanding at June 30, 2009 and estimated interest rates. At June 30, 2009, the Company had $3.6 million in outstanding long-term Notes. The Company called and paid off the remaining $3.6 million in July 2009.

The Company presently plans to pay cash dividends on its common and preferred stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out for the remainder of 2009 for dividends to common shareholders and to the holder of the convertible Preferred Series B stock will be approximately $1.5 million. Based on the Company’s Preferred Series C stock outstanding and the dividend rate, the Company expects to pay $3.9 million in cash dividends on Preferred Series C stock for the remainder of 2009.

While the Company believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have been experiencing volatility and disruption for more than 12 months. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Bank Liquidity. Each affiliate Bank is a member of its regional FHLB, and as such, has access to short and long-term borrowings from such institution, as long as there are no regulatory restrictions on this type of borrowing. At June 30, 2009, the Banks had available credit of $860.2 million from the various FHLBs. Liquid assets (i.e., cash and cash equivalents, other interest bearing certificates of deposit and securities available-for-sale, less securities pledged) and available credit at the FHLBs of the Banks totaled $1.8 billion at June 30, 2009, which equals 25% of the Banks’ total assets and 33% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition or publicly available supervisory actions. Decreases in the amount of FHLB borrowings available to our Banks would lower their liquidity and possibly limit the Bank’s ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Board’s (“FRB’s”) discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by our Banks may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.

If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Banks could increase their usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources

The Company’s stockholders’ equity at June 30, 2009 was $644.5 million, or 9% of total assets, compared to $645.2 million, or 9% of total assets at December 31, 2008. The decrease in the Company’s stockholders’ equity in the first six months of 2009 was primarily the result of the current period net loss and dividends paid, offset by common stock issued for deferred acquisition payments.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each Bank’s assets and certain off-balance sheet items as calculated under regulatory guidelines. The Banks’ respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.

To be categorized as “well capitalized,” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.”

Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” under the applicable regulations, for supervisory reasons, the Southern California and Pacific Northwest banks, and therefore the Company, are not deemed “well capitalized.”

The Company contributed an additional $37.0 million of capital in the first six months of 2009 to certain of its Bank affiliates. These capital contributions were made to meet applicable regulatory capital requirements and to increase regulatory capital levels given the economic conditions in the regions in which these affiliate Banks operate and increased uncertainty in the local real estate markets.

The following table presents actual capital amounts and regulatory capital requirements as of June 30, 2009 and December 31, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
As of June 30, 2009
Total risk-based capital
Company	$783,606	15.51	$404,266	>8.0%	$505,333	>10.0%
Boston Private Bank	242,002	12.10	159,951	8.0	199,939	10.0
Borel	155,787	11.37	109,627	8.0	137,034	10.0
FPB	57,986	17.69	26,218	8.0	32,772	10.0
Gibraltar	128,490	12.43	82,671	8.0	103,339	10.0
Charter	36,308	15.70	18,505	8.0	23,131	10.0
Tier I risk-based capital
Company	719,448	14.24	202,133	4.0	303,200	6.0
Boston Private Bank	216,970	10.85	79,976	4.0	119,964	6.0
Borel	138,639	10.12	54,814	4.0	82,220	6.0
FPB	53,782	16.41	13,109	4.0	19,663	6.0
Gibraltar	115,397	11.17	41,336	4.0	62,003	6.0
Charter	33,275	14.39	9,252	4.0	13,878	6.0
Tier I leverage capital
Company	719,448	10.29	279,559	4.0	349,448	5.0
Boston Private Bank	216,970	7.34	118,291	4.0	147,863	5.0
Borel	138,639	9.38	59,136	4.0	73,920	5.0
FPB	53,782	11.30	19,038	4.0	23,798	5.0
Gibraltar	115,397	7.67	60,208	4.0	75,260	5.0
Charter	33,275	6.97	19,093	4.0	23,866	5.0
As of December 31, 2008
Total risk-based capital
Company	$797,726	15.47%	$412,500	>8.0%	$515,625	>10.0%
Boston Private Bank	229,476	11.57	158,678	8.0	198,347	10.0
Borel	145,247	10.95	106,155	8.0	132,693	10.0
FPB	52,835	13.74	30,771	8.0	38,463	10.0
Gibraltar	121,799	11.67	83,461	8.0	104,326	10.0
Charter	29,053	11.01	21,109	8.0	26,386	10.0
Tier I risk-based capital
Company	731,768	14.19	206,250	4.0	309,375	6.0
Boston Private Bank	204,666	10.32	79,339	4.0	119,008	6.0
Borel	129,625	9.77	53,077	4.0	79,616	6.0
FPB	48,003	12.48	15,385	4.0	23,078	6.0
Gibraltar	108,685	10.42	41,730	4.0	62,595	6.0
Charter	25,621	9.71	10,554	4.0	15,831	6.0
Tier I leverage capital
Company	731,768	10.52	278,189	4.0	347,737	5.0
Boston Private Bank	204,666	6.79	120,652	4.0	150,815	5.0
Borel	129,625	9.08	57,110	4.0	71,387	5.0
FPB	48,003	8.43	22,772	4.0	28,466	5.0
Gibraltar	108,685	7.23	60,098	4.0	75,121	5.0
Charter	25,621	6.27	16,354	4.0	20,442	5.0

Results of Operations for the Three and Six Months Ended June 30, 2009 versus June 30, 2008

Net loss attributable to the Company. The Company recorded a net loss attributable to the Company for the three and six months ended June 30, 2009 of $8.5 million, or $0.24 per share, and $5.6 million, or $0.33 per share, respectively. Net loss attributable to the Company for the same periods in 2008 was $80.6 million, or $2.11 per share, and $90.5 million, or $2.39 per share, respectively.

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands, except per share data)
Net interest income	$50,800	$51,721	-2%	$101,419	$101,336	0%
Fees and other income	46,040	65,355	-30%	93,695	129,879	-28%

Total revenue	96,840	117,076	-17%	195,114	231,215	-16%

Provision for loan losses	24,063	31,904	-25%	40,700	51,552	-21%
Operating expense	82,462	81,128	2%	156,890	158,947	-1%
Westfield re-equitization awards	—	66,000	nm	—	66,000	nm
Impairment of goodwill and intangibles	—	17,400	nm	—	38,000	nm
Income tax (benefit)/expense	(2,353)	739	nm	(396)	6,220	nm

Net loss from continuing operations	(7,332)	(80,095)	-91%	(2,080)	(89,504)	-98%
Net (loss)/ income from discontinued operations	(318)	272	nm	(2,193)	673	nm

Net loss before attribution to noncontrolling interests	(7,650)	(79,823)	-90%	(4,273)	(88,831)	-95%
Less: net income attributable to noncontrolling interests	833	805	3%	1,344	1,641	-18%

Net loss attributable to the Company	$(8,483)	$(80,628)	-89%	$(5,617)	$(90,472)	-94%

nm = not meaningful

Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earnings assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.

Net interest income for the second quarter of 2009 was $50.8 million, a decrease of $0.9 million, or 2%, compared to the same period in 2008. The $0.9 million decrease is the result of $4.8 million in rate changes (change in average interest rate multiplied by the prior year average balance), net of $3.9 million in increased business volumes (change in average balance multiplied by the prior year average rate). The NIM was 3.14% for the second quarter of 2009, a decrease of 25 basis points compared to the same period in 2008. Net interest income for the six months ended June 30, 2009 was $101.4 million, consistent with net interest income for the same period in 2008. The Company’s NIM was 3.16% for the six months ended June 30, 2009, a decrease of 19 basis points compared to the same period in 2008. The decrease in the Company’s NIM for the three and six months ended June 30, 2009 compared to the same period in 2008 is a result of several factors including a higher percentage of the Company’s assets in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, as well as the increase in non-performing loans. These declines in interest income have been partially offset by the higher percentage of interest bearing liabilities that have shifted to lower cost deposits from borrowed funds, as well as by the steep yield curve.

The following tables set forth the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2009 and June 30, 2008:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
			(In thousands)
Earning assets:
Taxable investment securities	$207,667	$1,701	3.28%	$381,433	$3,498	3.67%
Non-taxable investment securities (1)	201,160	2,555	5.08%	235,185	3,146	5.35%
Mortgage-backed securities	386,677	4,183	4.13%	97,720	1,301	5.33%
Federal funds sold and other	404,354	372	0.37%	158,452	1,131	2.86%
Loans (2)
Commercial and construction (1)	3,195,460	46,740	5.83%	3,212,768	53,628	6.62%
Residential mortgage	1,857,844	26,255	5.65%	1,833,659	27,306	5.96%
Home equity and other consumer	409,886	4,571	4.42%	345,535	4,873	5.64%

Total loans	5,463,190	77,566	5.66%	5,391,962	85,807	6.33%

Total earning assets	$6,663,048	$86,377	5.16%	$6,264,752	$94,883	6.03%

Interest-bearing liabilities:
Deposits	$4,190,678	$21,478	2.06%	$3,690,002	$24,798	2.70%
Borrowed funds	1,260,068	12,238	3.85%	1,826,641	16,490	3.58%

Total interest-bearing liabilities	$5,450,746	$33,716	2.47%	$5,516,643	$41,288	2.99%

Net interest income		$52,661			$53,595

Interest rate spread			2.69%			3.04%
Net interest margin			3.14%			3.39%

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
			(In thousands)
Earning assets:
Taxable investment securities	$228,012	$3,841	3.38%	$385,865	$7,613	3.95%
Non-taxable investment securities (1)	203,430	5,212	5.12%	233,604	6,436	5.51%
Mortgage-backed securities	361,701	7,851	4.27%	74,045	1,906	5.15%
Federal funds sold and other	392,920	696	0.36%	185,367	3,164	3.40%
Loans (2)
Commercial and construction (1)	3,187,762	94,092	5.91%	3,180,259	109,285	6.81%
Residential mortgage	1,859,193	53,221	5.75%	1,814,997	54,905	6.05%
Home equity and other consumer	405,610	9,084	4.46%	331,216	10,109	6.10%

Total loans	5,452,565	156,397	5.75%	5,326,472	174,299	6.51%

Total earning assets	$6,638,628	$173,997	5.25%	$6,205,353	$193,418	6.20%

Interest-bearing liabilities:
Deposits	$4,123,690	$44,190	2.16%	$3,659,655	$54,370	2.99%
Borrowed funds	1,330,356	24,777	3.73%	1,777,598	33,971	3.79%

Total interest-bearing liabilities	$5,454,046	$68,967	2.54%	$5,437,253	$88,341	3.25%

Net interest income		$105,030			$105,077

Interest rate spread			2.71%			2.95%
Net interest margin			3.16%			3.35%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.9 million for both the three months ending June 30, 2009 and 2008, and $3.6 million and $3.7 million for the six months ending June 30, 2009 and 2008, respectively. The discussion following these tables reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the three and six months ended June 30, 2009 was $84.5 million, and $170.4 million, respectively, a decrease of $8.5 million, or 9%, and $19.3 million, or 10% compared to the same periods in 2008, respectively. The decrease for the three and six months ended June 30, 2009 was primarily attributed to a decrease from interest on loans due to lower interest rates and an increase in non-accrual loans.

Interest income on commercial loans (including construction loans) for the second quarter of 2009 was $45.8 million, a decrease of $7.1 million, or 13%, compared to the same period in 2008 as a result of a 79 basis point decrease in the average yield and a 1% decrease in the average balance. Interest income on commercial loans for the six months ended June 30, 2009 was $92.3 million, a decrease of $15.5 million, or 14%, compared to the same period in 2008 as a result of a 90 basis point decrease in the average yield, and relatively flat average balances. The decrease in the average balance of commercial loans, including construction and land loans, for the three months ended June 30, 2009 as compared to the same period in 2008 is primarily due to our affiliate Banks, in certain cases, reducing new commercial loan originations until their local economic conditions improve. Three of the Banks have reduced the amount of, or stopped originating, new construction and land loans. However, the New England and Northern California Banks have continued to lend, in certain cases, to the construction industry. For the six months ending June 30, 2009 as compared to the same period in 2008, there was a small increase in the average balance of commercial loans although much lower than historical growth rates due to the reasons indicated above. The decrease in the yields was primarily due to additional non-accrual loans and a 175 basis point decline in the Prime rate since June 30, 2008 as the majority of the Company’s commercial loans are based on the Prime rate. The Company’s variable rate commercial loans that are not indexed to Prime are typically based on the London Interbank Offered Rate (“LIBOR”). LIBOR has fluctuated up and down over the past year which has impacted the yields positively and negatively depending on the fluctuation.

Interest income on residential mortgage loans for the second quarter of 2009 was $26.3 million, a decrease of $1.1 million, or 4%, compared to the same period in 2008, resulting from a 31 basis point decrease in the average yield, slightly offset by a 1% increase in the average balances. Interest income on residential mortgage loans for the six months ended June 30, 2009 was $53.2 million, a decrease of $1.7 million, or 3%, compared to the same period in 2008, resulting from a 30 basis point decrease in the average yield, slightly offset by a 2% increase in the average balances. The increase in the average balances of residential mortgage loans for the three and six months ended June 30, 2009 was primarily due to the organic growth of loan portfolios at the Banks. The decrease in the yields was primarily due to the additional non-accrual loans in 2009 as well as adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans.

Interest income on consumer and other loans for the second quarter of 2009 was $4.6 million, a decrease of $0.3 million, or 6%, compared to the same period in 2008 as a result of a 122 basis point decrease in the average yield, partially offset by a 19% increase in the average balances. Interest income on consumer and other loans for the six months ended June 30, 2009 was $9.1 million, a decrease of $1.0 million, or 10%, compared to the same period in 2008 as a result of a 164 basis point decrease in the average yield, partially offset by a 23% increase in the average balances. The increase in the average balances of consumer and other loans was primarily due to the organic growth of loan portfolios at the Banks. The decrease in the yields was primarily due to the decrease in the Prime rate, the rate to which a majority of home equity loan rates are indexed. The Prime rate decreased 175 basis points from June 30, 2008 to June 30, 2009.

Investment income for the second quarter of 2009 was $7.9 million, relatively flat compared to the same period in 2008, as a result of a 129 basis point decrease in the average yield, offset by a 37% increase in the average balance. Investment income for the six months ended June 30, 2009 was $15.8 million, a decrease of $1.1 million, or 6%, compared to the same period in 2008 as a result of a 136 basis point decrease in the average yield, partially offset by a 35% increase in the average balance. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. The FHLBs have not declared any dividends in the first half of 2009 as compared to $1.4 million earned in the same period of 2008, and the Company does not expect to receive any dividends on its FHLB stock at least for the remainder of 2009. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest expense. Interest expense on deposits and borrowings for the three and six months ended June 30, 2009 was $33.7 million, and $69.0 million, respectively, a decrease of $7.6 million, or 18%, and $19.4 million, or 22%, compared to the same period in 2008, respectively. The decrease for the three and six months ended June 30, 2009 was attributed to the decreases in the average rate paid on deposits and borrowings and a decrease in the average balances outstanding of borrowings.

Interest expense on deposits for the second quarter of 2009 was $21.5 million, a decrease of $3.3 million, or 13%, compared to the same period in 2008 as a result of a 64 basis point decrease in the average yield, offset by a 14% increase in the averages balances. Interest expense on deposits for the six months ended June 30, 2009 was $44.2 million, a decrease of $10.2 million, or 19%, compared to the same period in 2008 as a result of an 83 basis point decrease in the average yield, offset by a 13% increase in the average balances. The increase in the average deposits for the three and six month periods ending June 30, 2009 is primarily driven by organic growth of the Banks’ core deposits and retail certificates of deposit. The TLGP, instituted in the fourth quarter of 2008, helped to stabilize the deposit environment enabling the Company’s core deposits to grow in the first six months of 2009. The TLGP insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates.

Interest paid on borrowings for the second quarter of 2009 was $12.2 million, a decrease of $4.3 million, or 26%, compared to the same period in 2008 as a result of a 31% decrease in the average balance, slightly offset by a 27 basis point increase in the average rate paid. Interest paid on borrowings for the six months ended June 30, 2009 was $24.8 million, a decrease of $9.2 million, or 27%, compared to the same period in 2008 as a result of a 25% decrease in the average balance, and a 6 basis point decrease in the average rate paid. The decrease in the average balances of borrowings was primarily due to the repurchase of the Company’s Notes and the Banks reducing their reliance on FHLB borrowings as deposit growth as outpaced loan growth. The Company repurchased $89.9 million of its Notes during the twelve months ended June 30, 2009. The Company called and paid off the remaining $3.6 million of its Notes in July 2009.

Provision for loan losses. The provision for loan losses for the second quarter of 2009 was $24.1 million, a decrease of $7.8 million, or 25%, compared to the same period in 2008, and $40.7 million for the six months ended June 30, 2009, a decrease of $10.9 million, or 21%, compared to the same period in 2008. The high level of the 2008 provision for loan losses was primarily related to the Southern California banking affiliate’s construction and land development portfolio in the Inland Empire of Southern California, which had been severely affected by a rapid decline in fair values of real estate and land. Although the 2009 provision has declined as compared to 2008, it still remains historically high for the Company. The 2009 provision reflects continued deterioration in economic conditions and the values of real estate and land where our Banks are located. This deterioration has caused the Company’s non-performing assets and classified loans to increase and, in some cases, has led to charge-offs. As a result of these issues, the Company has recorded significant provision for loan losses.

Management evaluates several factors when estimating the provision for loan losses for the period. These factors include loss and recovery trends, trends in loan delinquencies, trends in non-accrual loans, the nature and volume of the loan portfolio, lending policies and procedures, loan review procedures, concentrations of credit, and the experience and quality of management. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Allowance for Loan Losses.” Charge-offs, net of recoveries, were $15.8 million during the second quarter of 2009, primarily attributable to the South Florida region, compared to $22.9 million in the second quarter of 2008. Charge-offs, net of recoveries, for the six months ended June 30, 2009 were $28.6 million, primarily attributable to the South Florida, Southern California and Pacific Northwest regions, compared to $24.6 million for the same period in 2008.

Fees and other income. Fees and other income for the three and six months ended June 30, 2009 were $46.0 million, and $93.7 million, respectively, a decrease of $19.3 million, or 30%, and $36.2 million, or 28%, compared to the same respective periods in 2008. The decrease is primarily due to the decrease in investment management and trust fees, and the gains recognized in 2008 from the repurchase of the Company’s Notes. Other items that affected the Company’s 2009 fees and other income include decreases in wealth advisory fees partially offset by the gains recognized from the sale of loans and investments.

Investment management and trust fee income for the second quarter of 2009 was $29.1 million, a decrease of $11.8 million, or 29%, compared to the same period in 2008, and was $57.2 million for the six months ended June 30, 2009, a decrease of $22.7 million, or 28%, compared to the same period in 2008. The decrease is primarily attributed to the $7.2 billion, or 27% decrease in AUM at the Banks and Investment Managers as compared to June 30, 2008. AUM as of June 30, 2009 for the Banks and Investment Managers were $19.7 billion. The decrease in AUM is comprised of $6.9 billion in market depreciation, and net outflows of $0.3 billion. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM. Approximately 80% of the Company’s second quarter 2009 investment management and trust fees were calculated based on the June 30, 2009 market value of AUM; the remaining 20% of the Company’s investment management and trust fees were calculated based on March 31, 2009 market value of AUM.

Wealth Advisory fee income for the second quarter of 2009 was $10.3 million, a decrease of $0.8 million, or 7%, compared to the same period in 2008, and was $20.5 million for the six months ended June 30, 2009, a decrease of $1.4 million, or 7%, compared to the same period in 2008. The Company’s wealth advisory fee income was negatively affected by the challenging market conditions. Assets Under Advisory, managed by the Wealth Advisors, decreased $1.1 billion, or 13%, compared to June 30, 2008. The decrease was primarily attributable to market depreciation of $1.2 billion, slightly offset by positive flows of $0.1 billion.

Gain on repurchase of debt for the three and six months ended June 30, 2009 decreased $8.6 million, and $19.5 million compared to the same period in 2008, respectively. In the first half of 2008, the Company repurchased $194.0 million of its Notes, $107.5 million in the first quarter and $86.5 million in the second. During the first quarter of 2009, the Company repurchased $48.9 million of its Notes resulting in a net gain of $0.4 million. The remaining outstanding balance of the Company’s Notes at June 30, 2009 was $3.6 million. The Company called and paid off the remaining $3.6 million of the Notes in July 2009 at par.

Gain on sale of investments, net, for the second quarter of 2009 was $1.0 million, an increase of $0.8 million compared to the same period in 2008, and was $4.4 million for the six months ended June 30, 2009, an increase of $3.6 million compared to the same period in 2008. Our Banks have sold a portion of their investment portfolios in the first six months of 2009 and realized net gains on the transactions. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen. The Banks periodically sell investments as part of their interest rate risk management programs.

Gain on sale of loans, OREO, and other repossessed assets, net, for the second quarter of 2009 was $1.9 million, an increase of $1.6 million compared to the same period in 2008, and was $6.2 million for the six months ended June 30, 2009, an increase of $5.5 million compared to the same period in 2008. The increase is primarily due to the net gain recognized as the Company continued to reduce its non-strategic portfolio in Southern California through the sale/recovery of non-strategic loans and OREO properties of $3.8 million and $5.1 million for the three and six months ended June 30, 2009, respectively.

Other income for the second quarter of 2009 was $3.7 million, a decrease of $0.4 million, or 10%, compared to the same period in 2008, and was $5.0 million for the six months ended June 30, 2009, a decrease of $1.6 million, or 25%. The decrease is primarily due to the investment losses from the Company’s Rabbi Trust. The Company’s Rabbi Trust is an investment vehicle that was established to offset the Company’s deferred compensation plan liability, which enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible for tax purposes by the Company until paid. The employee selects from a limited number of mutual funds, and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The increase or decrease in value is recognized as compensation expense or savings. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase or decrease in the value of the mutual funds in the Rabbi Trust is recognized in other income/ (loss). The net effect of the compensation expense/ (savings) and the other income/ (loss) has little to no effect on the Company’s net income.

Operating Expenses. Operating expenses, which exclude the non-cash impairment and Westfield re-equitization charges, for the three and six months ended June 30, 2009, were $82.5 million, and $156.9 million, respectively, an increase of $1.3 million, or 2%, and a decrease of $2.1 million, or 1%, respectively, compared to the same period in 2008. The increase for the quarter is primarily attributable to a special FDIC assessment charge, partially offset by decreases in salaries and employee benefit expenses. The decrease for the year to date is primarily attributable to the decreases in salaries and employee benefit expenses and decreased amortization expense, partially offset by the FDIC’s special assessment and increased expenses related to occupancy and equipment, professional services, and other expenses.

Salaries and employee benefits, the largest component of operating expenses, for the second quarter of 2009 were $48.4 million, a decrease of $3.9 million, or 8%, compared to the same period in 2008, and were $93.9 million for the six months ended June 30, 2009, a decrease of $9.8 million, or 9%, compared to the same period in 2008. The decrease is primarily due to decreased fixed and variable compensation as a result of reduction in bonuses and declines in fee-based income, as well as the savings recognized from the Company’s deferred compensation plan as noted above.

Occupancy and equipment expenses for the second quarter of 2009 were $9.3 million, an increase of $0.9 million, or 11%, compared to the same period in 2008, and were $18.0 million for the six months ended June 30, 2009, an increase of $1.2 million, or 7%, compared to the same period in 2008. The increase is primarily due to increases in technology and equipment costs, and an increase in rent expense at the Company’s Private Banking segment. The Banks typically lease their offices and these lease agreements generally contain clauses for minimum increases in rent payments each year.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses for the second quarter of 2009 were $6.4 million, a decrease of $0.1 million, or 2%, compared to the same period in 2008, and were $12.4 million for the six months ended June 30, 2009, an increase of $1.1 million, or 9%, compared to the same period in 2008. The increase for the six months ended June 30, 2009 was attributable to increased legal fees related to general corporate matters and problem loan workouts, and increased accounting fees primarily for audit services and compliance outsourcing.

Amortization of intangibles for the second quarter of 2009 was $3.0 million, a decrease of $0.4 million, or 13%, compared to the same period in 2008, and was $5.4 million for the six months ended June 30, 2009, a decrease of $1.2 million, or 19%, compared to the same period in 2008. The decrease is related to the accelerated amortization generally taken in the first few years of the intangible arising from the acquisition as well as the impairment charges recorded in 2008. The impairment charges in 2008 lowered the carrying value of the related assets, which decreases future amortization expense for the remainder of the life of the intangible. Intangibles at June 30, 2009 decreased $37.0 million, or 37%, to $63.0 million, compared to $100.0 million at June 30, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Goodwill and Intangible Assets” for further detail.

FDIC insurance for the second quarter of 2009 was $5.0 million, an increase of $3.9 million, compared to the same period in 2008, and was $6.9 million for the six months ended June 30, 2009, an increase of $4.7 million compared to the same period in 2008. The increase is primarily due to the $3.2 million special assessment charged by the FDIC in the second quarter of 2009 and the increase in assessment rates. Additionally, the Company experienced increased levels of deposits, partially due to participating in the TLGP and the temporary increase in the FDIC insurance levels from $100 thousand to $250 thousand per depositor in 2008. The increase in the balance and mix of deposits and the FDIC’s ratings of our Banks have an effect on the amount of FDIC insurance expense. The Company anticipates these higher deposit insurance costs will continue. On May 22, 2009 the FDIC Board of Directors adopted its final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. An additional special assessment may be made later in 2009 by the FDIC.

Other expenses include supplies and other administrative expenses. Other expenses for the second quarter of 2009 were $6.3 million, an increase of $1.2 million, or 23%, compared to the same period in 2008, and were $12.3 million for the six months ended June 30, 2009, an increase of $2.8 million, or 30%, compared to the same period in 2008. The increase is primarily due to increased expenses related to OREO and repossessed assets, bank charges and insurance expense.

Income Tax Expense. Income tax benefit for the second quarter and six months ended June 30, 2009 was $2.4 million and $0.4 million, respectively. The effective tax rate for the second quarter and six months ended June 30, 2009 is not consistent with the Company’s 2008 quarterly and annual effective tax rate due to the non-deductible goodwill impairment charges that were accounted for in 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 10: Income Taxes” for further detail.

Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted FSP 157-4 for the quarter ending June 30, 2009, and there is not a material effect on its financial condition and results of operations.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary and eliminates the scope exception for qualifying special-purpose entities. FAS 167 will be effective for the Company’s first quarter 2010. The Company is assessing the impact, if any, of FAS 167 on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 which establishes the Accounting Standards Codification (the “Codification”) and SEC interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective for the Company’s third quarter 2009. The Codification is not intended to change existing GAAP. Accordingly, the Company does not anticipate a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2009 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

A. Trust Litigation

Beginning in 1984, Borel served as the trustee of a private family trust (the “Trust”) that was the joint owner of a certain real property known as the Guadalupe Oil Field. The field was leased for many years to Union Oil Company of California (d/b/a UNOCAL) for oil and gas production. Significant environmental contamination resulting from UNOCAL’s operations was found on the property in 1994. The subject property was the subject of lengthy litigation brought by certain beneficiaries of the Trust against Borel and others in 1994. In 2002, during the course of that litigation, Borel (as Trustee) sold the property to its former lessee, the Union Oil Company of California (d/b/a UNOCAL) in exchange for cash and a comprehensive indemnity on behalf of the Trust. Litigation with the beneficiaries continued until 2005, when Borel, UNOCAL, and others entered into a comprehensive settlement with all of the beneficiaries, except one, dismissing all of their pending actions in exchange for a payment of cash and other considerations from UNOCAL. Borel paid nothing in the settlement. The dissenting beneficiary attempted to continue the litigation against Borel on his own, acting pro se. The state court dismissed this individual action with prejudice in 2005, whereupon the dissenting beneficiary filed a similar action, again pro se, in the U.S. District Court for the Northern District of California. The federal court dismissed this action with prejudice, and the dissenting beneficiary then unsuccessfully pursued appeals to the Ninth Circuit Court of Appeals and the U.S. Supreme Court. His petition for certiorari was denied in February 2008, concluding the litigation. The 2005 settlement with the other beneficiaries was thereafter consummated. All of the property formerly belonging to the Trust was distributed to separate subtrusts established for each individual beneficiary. Borel is not the trustee of these subtrusts of the litigants. Borel’s petition for termination of the Trust was heard in March 2009. The motion for termination was granted and the order signed on March 18, 2009. Borel was formally discharged as Trustee on June 2, 2009. No further action will be required with respect to this matter.

Other

The Company is also involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors and Factors Affecting Forward-Looking Statements

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

At the Annual Meeting of Stockholders held on April 22, 2009, stockholders of the Company approved the following proposals:

1.	To elect four Class III Directors of the Company to serve until the 2012 annual meeting or until their successors are duly elected and qualified. The results of the vote were as follows:

	For	Withheld

Herbert S. Alexander	57,507,260	1,524,458

Adolfo Henriques	57,437,948	1,593,770

Lynn Thompson Hoffman	57,523,337	1,508,381

John Morton, III	58,243,580	788,138

2.	To approve a new 2009 Stock Option and Incentive Plan for officers, employees, non-employee directors and other key persons of the Company and its subsidiaries:

For	Against	Abstain	Broker Non-Votes
33,323,750	18,462,256	81,082	7,164,630

3.	To approve a non-binding, advisory resolution regarding the compensation of the Company’s executive officers:

For	Against	Abstain
54,006,584	2,078,294	2,946,839

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

+	10.1	2009 Stock Option and Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 27, 2009).

+ *	10.2	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan

+ *	10.3	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan

*	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or agreement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Timothy L. Vaill
August 7, 2009	Timothy L. Vaill
Chairman and Chief Executive Officer

/s/ David J. Kaye
August 7, 2009	David J. Kaye
Executive Vice President and Chief Financial Officer