Form 10-Q
period 2009-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2009-11-06
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2009:

Common Stock-Par Value $1.00	68,653,721
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$468,446	$216,932
Federal funds sold	10,282	64,343

Cash and cash equivalents	478,728	281,275
Other interest bearing certificates of deposit	105	—
Investment securities:
Available-for-sale (amortized cost of $624,245 and $784,903, respectively)	639,807	799,026
Held-to-maturity (fair value of $4,543 and $4,597 respectively)	4,508	4,499

Total investment securities	644,315	803,525
Loans held for sale	18,308	36,846
Loans:
Commercial	2,327,291	2,156,908
Construction and land	336,756	431,717
Residential mortgage	1,471,811	1,352,881
Home equity and other consumer loans	194,515	187,575

Total loans	4,330,373	4,129,081
Less: Allowance for loan losses	73,010	64,091

Net loans	4,257,363	4,064,990
OREO and other repossessed assets	16,442	12,838
Stock in Federal Home Loan Banks	47,490	47,490
Premises and equipment, net	29,043	28,746
Goodwill	105,102	105,090
Intangible assets, net	44,032	49,961
Fees receivable	6,998	7,179
Accrued interest receivable	19,123	21,665
Income tax receivable and deferred	54,325	112,426
Other assets	108,029	132,634
Assets of discontinued operations	40,186	1,578,170

Total assets	$5,869,589	$7,282,835

Liabilities:
Deposits	$4,141,023	$3,748,912
Securities sold under agreements to repurchase	138,865	293,841
Federal Home Loan Bank borrowings	579,148	745,472
Junior subordinated debentures and other long-term debt	238,145	290,585
Other liabilities	82,145	88,647
Liabilities of discontinued operations	19,147	1,416,535

Total liabilities	5,198,473	6,583,992

Redeemable Noncontrolling Interests	51,940	50,167

The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued: 401 shares at September 30, 2009 and December 31, 2008	48,358	33,703
Series C, issued: 154,000 shares at September 30, 2009 and December 31, 2008; liquidation value: $1,000 per share	145,398	144,642
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 68,571,265 shares at September 30, 2009 and 63,874,024 shares at December 31, 2008	68,571	63,874

Additional paid-in capital	642,157	654,903
Accumulated deficit	(300,394)	(263,417)
Accumulated other comprehensive income	11,586	11,471

Total Company’s stockholders’ equity	615,676	645,176

Noncontrolling interests	3,500	3,500

Total stockholders’ equity	619,176	648,676

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$5,869,589	$7,282,835

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans	$58,658	$62,366	$174,284	$191,113
Taxable investment securities	1,399	3,481	5,238	10,930
Non-taxable investment securities	1,298	1,850	4,696	6,022
Mortgage-backed securities	3,278	1,816	10,660	3,580
Federal funds sold and other	389	711	741	3,149

Total interest and dividend income	65,022	70,224	195,619	214,794

Interest expense:
Deposits	15,049	19,075	46,001	63,368
Federal Home Loan Bank borrowings	6,329	7,382	19,204	20,054
Junior subordinated debentures and other long-term debt	3,072	4,049	9,473	14,205
Other short-term borrowings	855	1,705	2,513	4,781

Total interest expense	25,305	32,211	77,191	102,408

Net interest income	39,717	38,013	118,428	112,386
Provision for loan losses	9,099	135,145	31,155	180,935

Net interest (loss)/income after provision for loan losses	30,618	(97,132)	87,273	(68,549)

Fees and other income:
Investment management and trust fees	13,732	17,318	39,489	52,182
Wealth advisory fees	8,927	8,853	25,696	26,253
Gain on repurchase of debt	—	—	407	19,906
Gain on sale of investments, net	1,064	531	5,459	1,326
Gain/ (loss) on sale of loans and other real estate owned, net	318	(332)	6,423	287
Other	2,482	1,704	6,611	7,252

Total fees and other income	26,523	28,074	84,085	107,206

Operating expense:
Salaries and employee benefits	32,868	33,352	95,272	99,635
Occupancy and equipment	6,731	6,070	19,837	18,067
Professional services	4,429	5,010	14,362	13,947
Marketing and business development	1,447	1,757	4,860	5,839
Contract services and data processing	1,323	1,246	3,920	3,814
Warrant expense	—	2,233	—	2,233
Amortization of intangibles	2,024	2,085	5,940	6,343
Impairment of goodwill and intangibles	—	84,679	—	122,680
FDIC insurance	2,619	865	7,734	2,471
Other	4,495	4,745	13,294	11,838

Total operating expense	55,936	142,042	165,219	286,867

Income/(loss) before income taxes	1,205	(211,100)	6,139	(248,210)
Income tax expense/ (benefit)	815	(59,297)	1,629	(63,560)

Net income/(loss) from continuing operations	390	(151,803)	4,510	(184,650)
Net loss from discontinued operations	(30,614)	(120,303)	(39,006)	(175,164)

Net loss before attribution to noncontrolling interests	(30,224)	(272,106)	(34,496)	(359,814)
Less: Net income attributable to noncontrolling interests	1,136	1,255	2,481	4,019

Net loss attributable to the Company	$(31,360)	$(273,361)	$(36,977)	$(363,833)

Adjustments to net loss attributable to the Company to arrive at net loss attributable to common shareholders	(9,852)	(28,278)	(26,357)	(28,278)

Net loss attributable to common shareholders for loss per share calculation	$(41,212)	$(301,639)	$(63,334)	$(392,111)

Loss per share attributable to the Company’s common shareholders:
Loss per share from continuing operations:
Basic and diluted loss per share	$(0.15)	$(3.52)	$(0.37)	$(5.08)

Loss per share from discontinued operations:
Basic and diluted loss per share	$(0.45)	$(2.34)	$(0.58)	$(4.11)
Net loss per share attributable to the Company’s common shareholders:
Basic and diluted loss per share	$(0.60)	$(5.86)	$(0.95)	$(9.19)

Average basic and diluted common shares outstanding	68,551,527	51,459,490	67,033,585	42,648,974

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)

Balance at December 31, 2007	$37,470	$—	$411,836	$166,963	$3,101	$—	$619,370
Comprehensive Loss:
Net loss attributable to the Company	—	—	—	(363,833)	—	—	(363,833)
Other comprehensive income/ (loss), net:
Change in unrealized loss on securities available for sale, net	—	—	—	—	(2,453)	—	(2,453)
Change in unrealized loss on cash flow hedge, net	—	—	—	—	(1,099)	—	(1,099)
Change in unrealized gain on other, net	—	—	—	—	1,160	—	1,160

Total comprehensive loss attributable to the Company, net							(366,225)
Dividends paid to common shareholders	—	—	—	(8,178)	—	—	(8,178)
Dividends paid to preferred shareholders	—	—	—	(136)	—	—	(136)
Net proceeds from issuance of:
18,400,000 shares of common stock related to the public offering	18,400	—	86,480	—	—	—	104,880
1,068,649 shares of common stock	1,069	—	12,904	—	—	—	13,973
351 shares of convertible preferred stock class A	—	22,770	—	—	—	—	22,770
401 shares of convertible preferred stock class B	—	26,535	—	—	—	—	26,535
Proceeds from issuance of warrants	—	—	19,090	—	—	—	19,090
Accretion of the Beneficial Conversion Feature:
Class A	—	24,643	—	(24,643)	—	—	—
Class B	—	3,499	—	(3,499)	—	—	—
Reclassification of increase in fair value of warrants	—	—	2,233	—	—	—	2,233
Issuance of 271,852 shares of incentive stock grants	272	—	(272)	—	—	—	—
Amortization of incentive stock grants	—	—	2,433	—	—	—	2,433
Amortization of stock options and employee stock purchase plan	—	—	4,475	—	—	—	4,475
Westfield re-equitization awards	—	—	62,500	—	—	3,500	66,000
Stock options exercised	88	—	674	—	—	—	762
Other equity adjustments	—	—	(491)	(1,134)	—	—	(1,625)

Balance at September 30, 2008	$57,299	$77,447	$601,862	$(234,460)	$709	$3,500	$506,357

Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Loss:
Net loss attributable to the Company	—	—	—	(36,977)	—	—	(36,977)
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	1,043	—	1,043
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(945)	—	(945)
Change in unrealized loss on other, net	—	—	—	—	17	—	17

Total comprehensive loss attributable to the Company, net							(36,862)
Dividends paid to common shareholders	—	—	(2,002)	—	—	—	(2,002)
Dividends paid to preferred shareholders	—	—	(5,864)	—	—	—	(5,864)
Net issuance of 4,016,683 shares of common stock	4,017	—	7,389	—	—	—	11,406
Accretion of Series B Preferred stock Beneficial Conversion Feature	—	14,696	(14,696)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	1,024	(1,024)	—	—	—	—
Issuance of 605,181 shares through incentive stock grants	605	—	(605)	—	—	—	—
Amortization of incentive stock grants	—	—	2,699	—	—	—	2,699
Amortization of stock options and employee stock purchase plan	—	—	2,800	—	—	—	2,800
Stock options exercised	75	—	250	—	—	—	325
Other equity adjustments	—	(309)	(1,693)	—	—	—	(2,002)

Balance at September 30, 2009	$68,571	$193,756	$642,157	$(300,394)	$11,586	$3,500	$619,176

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss before attribution to noncontrolling interests	$(34,496)	$(359,814)
Net loss from discontinued operations	(39,006)	(175,164)

Net income/ (loss) from continuing operations	4,510	(184,650)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,937	7,257
Net income attributable to noncontrolling interests	(2,481)	(4,019)
Equity issued as compensation	5,499	72,908
Reclassification of increase in fair value of warrants	—	2,233
Impairment of goodwill and intangibles	—	122,680
Provision for loan losses	31,155	180,935
Loans originated for sale	(241,035)	(85,784)
Proceeds from sale of loans held for sale and OREO	270,097	87,510
Gain on the repurchase of debt	(407)	(19,906)
Decrease/ (increase) in income tax receivable and deferred, net	58,101	(76,336)
Net decrease/ (increase) in operating activities of discontinued operations	34,765	(207,090)
Net decrease/ (increase) in other operating activities	20,178	2,248

Net cash provided by/ (used in) operating activities	193,319	(102,014)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(394,970)	(2,586,875)
Sales	272,898	86,236
Maturities, redemptions, and principal payments	285,069	2,376,837
Investment securities held-to-maturity:
Purchases	(6,026)	(9,522)
Maturities and principal payments	6,017	7,481
Purchase of other interest bearing certificates of deposit, net	(105)	—
Investments in trusts, net	(867)	(182)
Purchase of Federal Home Loan Banks stock	—	(13,160)
Net increase in portfolio loans	(241,358)	(314,557)
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	11,642	—
Capital expenditures, net of sale proceeds	(4,362)	(3,963)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(645)	(3,636)
Cash received from divestitures	103,305	—
Investing activities of discontinued operations	39,626	41,550

Net cash used in investing activities	70,224	(419,791)

Cash flows from financing activities:
Net increase/ (decrease) in deposits	392,111	(32,114)
Net (decrease)/ increase in securities sold under agreements to repurchase and other	(154,976)	78,842
Net increase in federal funds purchased	—	81,000
Net (decrease)/ increase in short-term Federal Home Loan Bank borrowings	(134,300)	115,518
Advances of long-term Federal Home Loan Bank borrowings	24,127	158,591
Repayments of long-term Federal Home Loan Bank borrowings	(56,151)	—
Repurchase of other long-term debt	(52,033)	(172,628)
Dividends paid to common stockholders	(2,002)	(8,178)
Dividends paid to preferred stockholders	(5,864)	(136)
Proceeds from issuance of preferred stock, net	—	49,305
Proceeds from issuance of warrants	—	19,090
Proceeds from stock option exercises	325	762
Proceeds from issuance of common stock, net	781	106,420
Financing activities of discontinued operations	(76,106)	118,858
Other equity adjustments	(2,002)	(1,625)

Net cash (used in)/ provided by financing activities	(66,090)	513,705

Net increase/ (decrease) in cash and cash equivalents	197,453	(8,100)
Cash and cash equivalents at beginning of year	281,275	155,456

Cash and cash equivalents at end of period	$478,728	$147,356

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$78,178	$99,613
Cash (received)/ paid for income taxes, net	(74,005)	22,969
Change in unrealized gain on securities available-for-sale, net of tax	1,043	(2,453)
Change in unrealized gain on cash flow hedge, net of tax	(945)	(1,099)
Change in unrealized loss on other, net of tax	17	1,160
Non-cash transactions:
Loans transferred to other real estate owned	23,440	3,275
Loans transferred to held for sale	412	93,325
Equity issued for acquisitions, including deferred acquisition obligations	10,625	12,433

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has four consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Bank (“Charter”) (together, the “Banks”). The Investment Management segment has two consolidated affiliate partners, including Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has three consolidated affiliate partners, including KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, the Company also holds a minority interest investment in Coldstream Holdings, Inc. (“Coldstream Holdings”).

During the first quarter of 2009, BPFH adopted divestiture plans for Boston Private Value Investors, Inc. (“BPVI”) and Sand Hill Advisors, LLC (“Sand Hill”). Accordingly, the results of operations and gain or loss on sale related to BPVI and Sand Hill are included in the results from discontinued operations for current and prior periods. The sale of BPVI was completed on April 1, 2009. The sale of Sand Hill was completed on June 30, 2009.

During the third quarter of 2009, BPFH adopted divestiture plans for Gibraltar Private Bank & Trust Company (“Gibraltar”), and RINET Company, LLC (“RINET”). The sales of RINET and Gibraltar were completed on September 16 and 17, 2009, respectively. Accordingly, the results of operations and gain or loss on sale related to Gibraltar and RINET are included in the results from discontinued operations for current and prior periods.

During the fourth quarter of 2009, BPFH announced an agreement whereby the management team of Westfield Capital Management Company, LP (“Westfield”) will complete the purchase of Westfield during the fourth quarter of 2009, instead of in 2014 as contemplated in a previously announced agreement. The initial payment from Westfield to BPFH upon completion of this transaction will exceed BPFH’s carrying value for Westfield and thereby remove BPFH from any risk to recorded net assets. BPFH does not influence the operating/financial policies of Westfield or obtain other benefits associated with the ongoing operations of Westfield (other than the receipt of contingent payments). This change in risk to BPFH’s net assets, in addition to the existing circumstances regarding BPFH’s lack of influence over Westfield, will mean that Westfield will no longer be consolidated in the BPFH financial statements upon completion of this transaction. At September 30, 2009, Westfield met the initial criteria for classification as held for sale in accordance with ASC 360-10-45-9, Property, Plant, and Equipment - Overall - Other Presentation Matters - Impairment or Disposal of Long-Lived Assets in the Accounting Standards Codification of the Financial Accounting Standards Board (“FASB”) (the “ASC”) (“ASC 360”). Accordingly, the assets, liabilities, revenues and expenses of Westfield are classified in discontinued operations for current and prior periods.

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

The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(2) Earnings Per Share

The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except share data)

Net income/ (loss) from continuing operations	$390	$(151,803)	$4,510	$(184,650)
Less: Net income attributable to noncontrolling interests	1,136	1,255	2,481	4,019

Net (loss)/ income from continuing operations attributable to the Company	(746)	(153,058)	2,029	(188,669)

Increase in noncontrolling interests redemption value (1)	(2,002)	—	(4,773)	—
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	(5,450)	(28,142)	(14,696)	(28,142)
Accretion of discount on Series C Preferred stock (3)	(402)	—	(1,024)	—
Dividends on preferred securities	(1,998)	(136)	(5,864)	(136)

Total adjustments to income attributable to common shareholders	(9,852)	(28,278)	(26,357)	(28,278)

Loss from continuing operations attributable to common shareholders	(10,598)	(181,336)	(24,328)	(216,947)
Net loss from discontinued operations	(30,614)	(120,303)	(39,006)	(175,164)

Net loss attributable to common shareholders	$(41,212)	$(301,639)	$(63,334)	$(392,111)

Weighted average basic and diluted common shares outstanding (4)	68,551,527	51,459,490	67,033,585	42,648,974

Per share data:
Basic and diluted
Loss from continuing operations	$(0.15)	$(3.52)	$(0.37)	$(5.08)
Loss from discontinued operations	(0.45)	(2.34)	(0.58)	$(4.11)

Net loss attributable to common shareholders	$(0.60)	$(5.86)	$(0.95)	$(9.19)

Dividends declared on common stock	$0.01	$0.01	$0.03	$0.21

(1)	See Part I. Item 1. “Notes to the Unaudited Consolidated Financial Statements—Note 11: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (formerly Emerging Issues Task Force (“EITF”) D-98) (“ASC 480”), the increase in redemption value from period to period reduces income attributable to common shareholders.
(2)	See the Company’s 2008 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred securities issued during the third quarter of 2008 that gave rise to the beneficial conversion feature. In accordance with ASC 480, the beneficial conversion feature is accounted for similar to a preferred stock dividend and reduces income attributable to common shareholders.
(3)	See the Company’s 2008 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 18: Equity” for a description of the preferred stock issued during the fourth quarter of 2008 that gave rise to the accretion of discount at issuance.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(4)	The diluted EPS computation for the three and nine months ended September 30, 2009 and 2008 does not assume: exercise or contingent issuance of options or other dilutive securities, conversion of the convertible trust preferred securities or the preferred securities, or the exercise of the warrants, because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Potential common shares from:
Convertible trust preferred securities	3,228,687	3,228,687	3,228,687	3,201,079
Exercise or contingent issuance of options or other dilutive securities	463,721	932,774	699,035	876,680
Conversion of the Series A and B Preferred stock	7,261,091	9,318,291	7,261,091	3,140,230
Effect of dilutive warrants	—	984,110	—	331,642

Total	10,953,499	14,463,862	11,188,813	7,549,631

In addition, if the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.7 million and $2.2 million for the three and nine month periods ended September 30, 2009 and 2008 would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

Also, options to purchase approximately 5.2 million shares of common stock were outstanding at September 30, 2009, but were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the quarter.

Furthermore, warrants to purchase approximately 8.3 million shares of common stock were outstanding at September 30, 2009, but were not included in the computation of diluted EPS because the warrants’ exercise prices were greater than the average market price of the common shares during the quarter.

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

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment CEOs.

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2009 and 2008. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	For the three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$42,321	$41,258	$8,391	$7,788	$50,712	$49,046
Total Investment Managers	46	88	8,362	11,599	8,408	11,687
Total Wealth Advisors	17	49	8,928	8,853	8,945	8,902

Total Segments	42,384	41,395	25,681	28,240	68,065	69,635
Holding Company and Eliminations	(2,667)	(3,382)	842	(166)	(1,825)	(3,548)

Total Company	$39,717	$38,013	$26,523	$28,074	$66,240	$66,087

	For the three months ended September 30,
	Non-interest expense		Income tax expense/(benefit)		Net income/ (loss) from continuing operations (1)
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$36,643	$82,413	$1,291	$(43,478)	$3,679	$(125,034)
Total Investment Managers	7,104	42,025	744	(12,184)	560	(18,154)
Total Wealth Advisors	5,851	7,886	1,027	816	2,067	200

Total Segments	49,598	132,324	3,062	(54,846)	6,306	(142,988)
Holding Company and Eliminations	6,338	9,718	(2,247)	(4,451)	(5,916)	(8,815)

Total Company	$55,936	$142,042	$815	$(59,297)	$390	$(151,803)

	For the three months ended September 30,
	Net income from continuing operations attributable to noncontrolling interests		Net loss attributable to the Company (2)		Amortization of intangibles
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$—	$—	$3,679	$(125,034)	$675	$270
Total Investment Managers	371	569	189	(18,723)	949	1,351
Total Wealth Advisors	765	686	1,302	(486)	373	426

Total Segments	1,136	1,255	5,170	(144,243)	1,997	2,047
Holding Company and Eliminations	—	—	(36,530)	(129,118)	27	38

Total Company	$1,136	$1,255	$(31,360)	$(273,361)	$2,024	$2,085

	As of September 30,
	Assets (3)		AUM
	2009	2008	2009	2008
	(In thousands)		(In millions)
Total Banks	$5,619,555	$5,235,178	$3,421	$3,512
Total Investment Managers	112,289	114,642	6,972	8,001
Total Wealth Advisors	76,625	74,449	6,928	7,005

Total Segments	5,808,469	5,424,269	17,321	18,518
Holding Company and Eliminations	61,120	1,609,305	(18)	(303)

Total Company	$5,869,589	$7,033,574	$17,303	$18,215

	For the nine months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$126,308	$122,756	$33,179	$25,921	$159,487	$148,677
Total Investment Managers	138	289	24,152	35,047	24,290	35,336
Total Wealth Advisors	52	153	25,691	26,245	25,743	26,398

Total Segments	126,498	123,198	83,022	87,213	209,520	210,411
Holding Company and Eliminations	(8,070)	(10,812)	1,063	19,993	(7,007)	9,181

Total Company	$118,428	$112,386	$84,085	$107,206	$202,513	$219,592

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	For the nine months ended September 30,
	Non-interest expense		Income tax expense/(benefit)		Net income/ (loss) from continuing operations (1)
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$108,254	$181,409	$5,979	$(49,748)	$14,099	$(163,919)
Total Investment Managers	21,285	59,834	1,474	(9,928)	1,531	(14,570)
Total Wealth Advisors	18,067	19,908	2,565	2,513	5,111	3,977

Total Segments	147,606	261,151	10,018	(57,163)	20,741	(174,512)
Holding Company and Eliminations	17,613	25,716	(8,389)	(6,397)	(16,231)	(10,138)

Total Company	$165,219	$286,867	$1,629	$(63,560)	$4,510	$(184,650)

	For the nine months ended September 30,
	Net income from continuing operations attributable to noncontrolling interests		Net loss attributable to the Company (2)		Amortization of intangibles
	2009	2008	2009	2008	2009	2008
	(In thousands)
Total Banks	$—	$—	$14,099	$(163,919)	$1,841	$1,133
Total Investment Managers	581	1,738	950	(16,308)	2,886	3,909
Total Wealth Advisors	1,900	2,281	3,211	1,696	1,132	1,187

Total Segments	2,481	4,019	18,260	(178,531)	5,859	6,229
Holding Company and Eliminations	—	—	(55,237)	(185,302)	81	114

Total Company	$2,481	$4,019	$(36,977)	$(363,833)	$5,940	$6,343

(1)	For the three and nine months ended September 30, 2008, earnings were reduced, net of the effective tax rate used, by $81.1 million and $108.6 million, respectively, for the Company’s provision for loan losses, by $71.2 million and $107.8 million, respectively, for the impairment of goodwill and intangibles, and by $1.3 million for the warrant expense.

These decreases were slightly offset by gains the Company recognized during the nine months ended September 30, 2008 of $11.9 million, net of the effective tax rate used, which the Company recognized from the repurchase of a portion of its 3% Contingent Convertible Senior Notes due 2027 (the “Notes”). The Company’s effective tax rate for the first nine months of 2008 is not consistent with the Company’s 2009 effective tax rate as a result of the non-deductible goodwill impairment charges. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 10: Income Taxes” for further detail.

(2)	Net losses from discontinued operations for the three months ended September 30, 2009 and 2008 of $(30.6) million and $(120.3) million, respectively, and for the nine months ended September 30, 2009 and 2008 of $(39.0) million and $(175.2) million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.
(3)	At September 30, 2009 and 2008, Holding Company and Eliminations assets include assets attributable to discontinued operations of $40.2 million and $1,541.9 million, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(4) Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)

At September 30, 2009:
Available for sale securities at fair value:
U.S. Government	$3,063	$1	$—	$3,064
Government-sponsored entities	154,810	2,302	(159)	156,953
Municipal bonds	178,681	6,297	(58)	184,920
Mortgage-backed securities (1)	284,797	7,377	(216)	291,958
Other	2,894	77	(59)	2,912

Total	$624,245	$16,054	$(492)	$639,807

Held to maturity securities at amortized cost:
U.S. Government	$4,008	$35	$—	$4,043
Other	500	—	—	500

Total	$4,508	$35	$—	$4,543

At December 31, 2008:
Available for sale securities at fair value:
U.S. Government	$8,527	$47	$—	$8,574
Government-sponsored entities	264,708	3,868	(6)	268,570
Corporate bonds	22,826	407	—	23,233
Municipal bonds	208,084	4,977	(118)	212,943
Mortgage-backed securities (1)	276,319	5,589	(553)	281,355
Other	4,439	70	(158)	4,351

Total	$784,903	$14,958	$(835)	$799,026

Held to maturity securities at amortized cost:
U.S. Government	$3,999	$98	$—	$4,097
Other	500	—	—	500

Total	$4,499	$98	$—	$4,597

(1)	Most mortgage-backed securities are guaranteed by U.S. Agencies or Government-sponsored entities

The following table sets forth the maturities of investment securities available-for-sale and held-to-maturity, based on contractual maturity, at September 30, 2009:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Within one year	$33,934	$34,274	$4,508	$4,543
After one, but within five years	261,629	268,684	—	—
After five, but within ten years	68,796	70,375	—	—
Greater than ten years	259,886	266,474	—	—

Total	$624,245	$639,807	$4,508	$4,543

The following table sets forth the proceeds from sales of available-for-sale securities and the resulting gains and losses realized using the specific identification method.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Proceeds from sales	$134,043	$46,580	$272,898	$86,236
Realized gains	1,135	550	5,612	1,526
Realized losses	(71)	(19)	(153)	(200)

The following table sets forth information regarding securities at September 30, 2009 having temporary impairment due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired. There were no held-to-maturity securities in an unrealized loss position at September 30, 2009.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	Less than 12 months		12 months or longer		Total		# of securities
Available-for-sale securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Government-sponsored entities	$13,907	$(159)	$—	$—	$13,907	$(159)	4
Municipal Bonds	5,369	(58)	—	—	5,369	(58)	8
Mortgage-Backed Securities	29,370	(170)	3,020	(46)	32,390	(216)	16
Other	7	(2)	151	(57)	158	(59)	29

Total	$48,653	$(389)	$3,171	$(103)	$51,824	$(492)	57

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

Other-than-Temporary Impairments

In the second quarter of 2009, the Company adopted updates to the provisions of ASC 320, Investments – Debt and Equity Securities (formerly FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2) (“ASC 320”), which amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event that some or all of the unrealized loss on a debt security is related to credit, the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income/ (loss). ASC 320 also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The adoption of ASC 320 did not have a material impact on the Company’s financial position or results of operations.

Evaluating Investments for Other-than-Temporary Impairments

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with ASC 320 and ASC 325, Investments – Other (formerly FSP FAS 115-1 and FAS 124-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income/ (loss).

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

Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate potential losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Recognition and Measurement of Other-than-Temporary Impairment

Prior to adoption of the updated provisions of ASC 320 in the prior quarter, the Company recognized impairments under the previously effective guidance contained within ASC 320.

No impairment losses were recognized through earnings related to available-for-sale or held-to-maturity securities during the three and nine month periods ended September 30, 2009 and September 30, 2008.

(5) Fair Value Measurements

Fair Value is defined under GAAP as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures (formerly FAS 157) (“ASC 820”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value. Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	At September 30, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)

Assets:
Available-for-sale securities:
U.S. Government	$3,064	$3,064	$—	$—
Government-sponsored entities	156,953	—	156,953	—
Municipal bonds	184,920	—	184,920	—
Mortgage-backed securities	291,958	—	288,798	3,160
Other	2,912	378	2,034	500

Total available-for-sale securities	639,807	3,442	632,705	3,660
Derivatives - interest rate floor	3,333	—	3,333	—
Derivatives - customer swaps	5,807	—	5,807	—
Other investments	3,951	3,951	—	—

Liabilities:
Derivatives - customer swaps	$5,923	$—	$5,923	$—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

		Fair value measurements at reporting date using:
Description	At December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)

Assets:
Available for sale securities	$799,026	$—	$799,026	$—
Derivatives - interest rate floor	5,260	—	5,260	—
Derivatives - customer swaps	7,762	—	7,762	—
Other investments	3,084	3,084	—	—

Liabilities:
Derivative - customer swaps	$7,698	$—	$7,698	$—

Available-for-sale securities consist primarily of U.S. government securities, government-sponsored entities, municipal bonds, mortgage-backed securities (primarily residential), and other investments. The U.S. government securities, and equities and mutual funds (which are categorized as other investments) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans, which are categorized as other investments, generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments have unobservable inputs and are not actively traded. Therefore, they have been categorized as a Level 3 measurement.

Currently, the Company uses an interest rate floor and interest rate customer swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 9: Derivatives and Hedging Activities” for further details.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

The following table presents a rollforward of the Level 3 assets in the nine months ended September 30, 2009:

	Balance at January 1, 2009	Unrealized gains (losses)	Transfers into Level 3	Balance at September 30, 2009
			(In thousands)
Mortgage-backed securities	$—	$9	$3,151	$3,160
Other available-for-sale investments	—	—	500	500

Total Level 3 assets	$—	$9	$3,651	$3,660

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements recorded during the three months ended:
Description	September 30, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)

Assets:
Impaired loans (1)	$33,959	$—	$—	$33,959
Loans held for sale (2)	—	—	—	—
OREO (3)	—	—	—	—

	$33,959	$—	$—	$33,959

(1)	Collateral-dependent impaired loans whose fair value changed during the third quarter of 2009, net of specific allocations to the general reserve.
(2)	No loans in the loans held for sale category had declines in fair value during the third quarter of 2009.
(3)	No OREO properties had declines in value during the third quarter of 2009.

		Fair value measurements recorded during the three months ended:
Description	December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)

Assets:
Impaired loans	$13,654	$—	$—	$13,654
Loans held for sale	27,219	—	—	27,219
OREO	2,436	—	—	2,436

	$43,309	$—	$—	$43,309

Impaired loans include those loans that were measured at the value of underlying collateral as allowed under ASC 310, Receivables (formerly FAS 114). The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan’s original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated market value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property. Therefore they have been categorized as a Level 3 measurement.

The loans held for sale in the table above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, as discussed in the Company’s 2008 Annual Report on Form 10-K, which had an adjustment to fair value in the three months ended September 30, 2009. The fair value of these loans held for sale was based on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table presents the book and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$478,728	$478,728	$281,275	$281,275
Other interest bearing certificates of deposit	105	105	—	—
Held-to-maturity securities	4,508	4,543	4,499	4,597
Loans, net (including loans held for sale and impaired loans)	4,275,671	4,346,674	4,101,836	4,141,499
Other financial assets	123,133	123,133	124,769	124,769
FINANCIAL LIABILITIES:
Deposits	4,141,023	4,152,351	3,748,912	3,763,141
Securities sold under agreements to repurchase	138,865	142,678	293,841	298,208
Federal Home Loan Bank borrowings	579,148	607,088	745,472	775,665
Junior subordinated debentures and other long-term debt	238,145	176,786	290,585	211,085
Other financial liabilities	16,519	16,519	16,738	16,738

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

Other interest-bearing certificates of deposit

The carrying value reported in the balance sheet for other interest-bearing certificates of deposit approximates fair value due to the short-term nature of their maturities.

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

Other financial assets

Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.

The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of their local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

the respective FHLB’s stock for other-than-temporary impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the asset, the liquidity position of the respective FHLBs, the actions being taken by the respective FHLBs to address their regulatory situations, and the Company’s current intention not to sell or redeem any of its investment in the respective FHLBs, and the determination that it is not more likely than not that the Company would be required to sell or redeem any of its investments in the respective FHLBs, the Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs.

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

Junior subordinated debentures and other long-term debt

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at September 30, 2009 and December 31, 2008. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities. The fair value of the long-term debt was based on the price the Company repurchased this debt for in the open market.

Other financial liabilities

Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value.

Financial instruments with off-balance sheet risk

The Company’s commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.

(6) Loans Receivable

The following table presents a summary of the loan portfolio by geography. The geography assigned to the Private Banking loan data is based on the location of the lender. Net loans from the Holding Company to certain principals of the Company’s affiliate partners, loans at the Company’s non-banking segments and inter-company loan eliminations are identified as “Eliminations and other”.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	September 30, 2009	December 31, 2008
	(In thousands)

Commercial loans:
New England	$1,077,227	$986,381
Northern California	901,496	821,308
Southern California	233,899	220,636
Pacific Northwest	115,287	129,727
Eliminations and other	(618)	(1,144)

Total commercial loans	$2,327,291	$2,156,908

Construction and land loans:
New England	$98,181	$107,991
Northern California	182,448	225,536
Southern California	8,300	21,477
Pacific Northwest	47,827	76,713

Total construction and land loans	$336,756	$431,717

Residential mortgage loans:
New England	$1,116,088	$1,087,843
Northern California	213,370	211,976
Southern California	120,175	29,204
Pacific Northwest	22,178	23,858

Total residential mortgage loans	$1,471,811	$1,352,881

Home equity and other consumer loans:
New England	$96,063	$87,619
Northern California	69,502	78,159
Southern California	20,733	15,333
Pacific Northwest	4,308	2,683
Eliminations and other	3,909	3,781

Total home equity and other consumer loans	$194,515	$187,575

Total loans	$4,330,373	$4,129,081

The following table presents a summary of the Private Banking credit quality data by geography. The geography assigned to the Private Banking credit quality data is based on the location of the lender.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	September 30, 2009	December 31, 2008
	(In thousands)

Classified loans: (1)
New England	$14,376	$3,210
Northern California	48,992	10,875
Southern California (2)	39,580	41,493
Pacific Northwest	44,755	34,968

Total classified loans	$147,703	$90,546

Loans 30-89 days past due and accruing:
New England	$2,185	$6,641
Northern California	136	5,080
Southern California	5,713	6,276
Pacific Northwest	3,321	658

Total loans 30-89 days past due	11,355	18,655

Non-accrual loans:
New England	$9,668	$4,098
Northern California	42,714	6,102
Southern California (3)	27,398	37,885
Pacific Northwest	20,058	15,905

Total non-accrual loans	$99,838	$63,990

OREO assets:
New England	$740	$2,378
Northern California	6,279	—
Southern California	6,439	7,117
Pacific Northwest	2,984	3,343

Total OREO assets	$16,442	$12,838

Total non-performing assets	$116,280	$76,828

(1)	Classified loans include loans classified as either substandard or doubtful.
(2)	Includes loans held for sale of $12.8 million and $27.2 million as of September 30, 2009 and December 31, 2008, respectively.
(3)	Includes loans held for sale of $13.8 million and $27.2 million as of September 30, 2009 and December 31, 2008, respectively.

Non-performing assets include non-accrual loans, other real estate owned (“OREO”), and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. There were no loans past due 90 days or more and still accruing interest at either September 30, 2009 or December 31, 2008.

Impaired loans are generally included within the balance of classified loans. Impaired loans totaled $95.4 million as of September 30, 2009, as compared to $62.4 million at December 31, 2008. $47.8 million of the impaired loans had $9.4 million in specific allocations to the general reserve. The remaining $47.6 million of impaired loans did not have specific allocations due either to a previous charge-off of a portion of the impaired loan balance or because the impairment analysis did not indicate that a charge-off was required due primarily to the fair value of the related collateral, less costs to sell, exceeding the loan’s carrying value. At December 31, 2008, $21.6 million of impaired loans had $8.0 million in specific allocations to the general reserve, and the remaining $40.8 million of impaired loans did not have specific allocations. The Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans.

The following table presents a summary of the Private Banking credit quality data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	September 30, 2009	December 31, 2008
	(In thousands)

Classified loans: (1) (2)
Commercial and industrial (4)	$27,663	$12,296
Commercial real estate (4)	58,391	20,347
Construction and land	54,293	57,123
Residential mortgage	6,639	719
Home equity and other consumer	717	61

Total classified loans	$147,703	$90,546

Loans 30-89 days past due and accruing:
Commercial and industrial (4)	$4,069	$3,243
Commercial real estate (4)	4,758	7,974
Construction and land	1,277	658
Residential mortgage	734	6,353
Home equity and other consumer	517	427

Total loans 30-89 days past due	11,355	18,655

Non-accrual loans: (3)
Commercial and industrial (4)	$17,782	$6,642
Commercial real estate (4)	31,903	13,465
Construction and land	43,609	39,602
Residential mortgage	6,093	4,254
Home equity and other consumer	451	27

Total non-accrual loans	$99,838	$63,990

(1)	Classified loans include loans classified as either substandard, doubtful, or loss.
(2)	Includes loans held for sale of $12.8 million and $27.2 million as of September 30, 2009 and December 31, 2008, respectively.
(3)	Includes loans held for sale of $13.8 million and $27.2 million as of September 30, 2009 and December 31, 2008, respectively.
(4)	Commercial and industrial loans and Commercial real estate loans are included in the Commercial loans line item on the Consolidated Balance Sheets.

(7) Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.0 million and $64.1 million at September 30, 2009 and December 31, 2008, respectively.

The increased level of allowance for loan losses reflects the higher amount of non-performing and classified loans, particularly in the Northern California region, recent historical charge-off trends and current economic conditions. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses.

The following table summarizes the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2009 and 2008:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Ending gross loans	$4,330,373	$4,039,145	$4,330,373	$4,039,145

Allowance for loan losses, beginning of period	$71,002	$81,541	$64,091	$59,933
Provision for loan losses	9,099	135,145	31,155	180,935
Charge-offs	(7,416)	(164,262)	(23,234)	(188,533)
Recoveries	325	7	998	96

Allowance for loan losses, end of period	$73,010	$52,431	$73,010	$52,431

Allowance for loan losses to ending gross loans	1.69%	1.30%	1.69%	1.30%

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table presents a summary by geography of loans charged off, net of recoveries, for the three and nine months ended September 30, 2009 and 2008. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loans charged off/ (recovered):
New England	$546	$448	$1,938	$2,407
Northern California	130	(3)	1,452	13
Southern California	2,410	163,810	7,952	185,518
Pacific Northwest	4,005	—	10,894	499

Total net loans charged off	$7,091	$164,255	$22,236	$188,437

The following table presents a summary by loan type for loans charged off, net of recoveries, for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loans charged off/ (recovered):
Commercial and industrial (1)	$4,484	$16,848	$11,405	$18,434
Commercial real estate (1)	49	2,321	1,684	3,189
Construction and land	2,387	145,077	8,624	166,699
Residential mortgage	(42)	12	208	97
Home equity and other consumer	213	(3)	315	18

Total net loans charged off	$7,091	$164,255	$22,236	$188,437

(1)	Commercial and industrial loans and Commercial real estate loans charged off had been included in the Commercial loans line item on the Consolidated Balance Sheets prior to being charged off.

(8) Goodwill and Intangible Assets

The Company performs an annual impairment test on goodwill and intangible assets at the reporting unit level in the fourth quarter of each year. Goodwill may be tested more often if events or circumstances indicate it may be impaired.

During the first quarter of 2009, the Company adopted divestiture plans for BPVI, an Investment Management affiliate, and Sand Hill, a Wealth Advisory affiliate. At the adoption of the divestiture plans, goodwill and intangible asset impairment tests were performed on the two affiliates using the fair values established pursuant to the plans. It was determined that BPVI’s goodwill and intangible assets were impaired and therefore were written off as of March 31, 2009. The $2.1 million impairment expense is included in losses from discontinued operations. Sand Hill’s goodwill and intangibles were deemed not impaired. The sale of BPVI was completed on April 1, 2009. The sale of Sand Hill was completed on June 30, 2009. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 12: Discontinued Operations” for further details.

During the third quarter of 2009, the Company disposed of Gibraltar, a Private Banking affiliate. At divestiture, an intangible asset impairment test was performed on the affiliate using the fair value established pursuant to the divestiture plan. At the time of divestiture, Gibraltar did not have any remaining goodwill but did have certain identifiable intangible assets. It was determined that Gibraltar’s identifiable intangible assets were fully impaired and therefore were written off as of September 17, 2009, the date of the divestiture. The $16.9 million impairment expense is included in losses from discontinued operations. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements – Note 12: Discontinued Operations” for further details.

The divestitures of affiliates Gibraltar, RINET and Westfield triggered an impairment analysis as of September 30, 2009. Neither RINET nor Westfield had any intangible assets. The Company performed a reconciliation of the aggregate fair

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

value of its reporting units to the Company’s overall market capitalization and determined that the Company’s market capitalization was greater than its book value, therefore no additional goodwill or intangible asset impairment was necessary at September 30, 2009, other than the impairment of Gibraltar’s intangibles as discussed in the preceding paragraph.

The following table presents the goodwill by business segment at September 30, 2009 and December 31, 2008:

	Balance at September 30, 2009	Balance at December 31, 2008
	(In thousands)

Private Banking	$2,403	$2,403
Investment Management	59,361	59,361
Wealth Advisory	43,338	43,326

Total goodwill	$105,102	$105,090

The following is an analysis of intangible assets at September 30, 2009 and December 31, 2008:

	At September 30, 2009			At December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)

Advisory contracts	$53,720	$(16,062)	$37,658	$53,708	$(12,319)	$41,389
Core deposit intangibles	3,058	(1,813)	1,245	3,058	(141)	2,917
Employee agreements	3,977	(2,474)	1,503	3,977	(2,028)	1,949
Trade names and other	3,150	—	3,150	3,150	—	3,150
Mortgage servicing rights	649	(173)	476	649	(93)	556

Total other intangibles	$64,554	$(20,522)	$44,032	$64,542	$(14,581)	$49,961

Amortization expense for the three and nine months ended September 30, 2009 was $2.0 million and $5.9 million, respectively and for the three and nine months ended September 30, 2008 was $2.1 million and $6.3 million, respectively. During the first nine months of 2009, the amortization of core deposit intangibles at two of the Private Banking affiliates was accelerated to reflect the attrition trends of acquired deposit accounts.

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

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (formerly FAS 133) (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three or nine months ended September 30, 2009. The Bank affiliate also monitors the risk of counterparty default on an ongoing basis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Interest payments received from loans that prepay are included in the hedged portfolio due to the guidance in ASC 815, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique.

In addition to the above hedging activities, the Company offers certain derivative products directly to qualified commercial borrowers. The Company hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, marked to market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. As of September 30, 2009 and December 31, 2008, the fair value of the derivative assets was $5.8 million and $7.8 million, respectively and the offsetting derivative liabilities had a fair value of $5.9 million and $7.7 million, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in other income. The derivative asset and liability values below include an adjustment related to the consideration of credit risk required under ASC 820 of $0.2 million in the three and nine months ending September 30, 2009, respectively. As of both September 30, 2009 and December 31, 2008, the Company had 18 interest rate swaps with aggregate notional amounts of $184.7 million and $185.8 million, respectively, related to this program. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009.

	September 30, 2009				December 31, 2008
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$3,333	Other liabilities	$—	Other assets	$5,260	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	5,807	Other liabilities	5,923	Other assets	7,762	Other liabilities	7,698

Total		$9,140		$5,923		$13,022		$7,698

As indicated in the table above, as of September 30, 2009 and December 31, 2008, the Floor designated as a cash flow hedge had a fair value of $3.3 million and $5.3 million, respectively. For the three and nine months ended September 30, 2009, the after-tax change in net unrealized losses on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity were $0.2 million and $0.9 million, respectively.

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Bank affiliate’s variable-rate assets. During the next 12 months, the Bank affiliate estimates that an additional $2.8 million will be reclassified as an increase to interest income.

During the three and nine months ended September 30, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for both the three and nine months ended September 30, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2009.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Three Months Ended September 30, 2009
Derivatives in FAS 133 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	(In thousands)
Interest rate products	$(304)	Interest income	$769	Other income / expense	$—

Three Months Ended September 30, 2009
Derivatives not designated as hedging instruments under FAS 133	Location of gain/(loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$(173)

Nine Months Ended September 30, 2009
Derivatives in FAS 133 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	(In thousands)
Interest rate products	$(537)	Interest income	$2,286	Other income / expense	$—

Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments under FAS 133	Location of gain/(loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$(179)

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

As of September 30, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million. As of September 30, 2009, the Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million against its obligations under these agreements.

(10) Income Taxes

Due to the adoption of plans in the first nine months of 2009 to dispose of BPVI, Sand Hill, RINET, Gibraltar, and Westfield, the results of operations related to BPVI, Sand Hill, RINET, Gibraltar, and Westfield were included in discontinued operations.

The disposition of Gibraltar in the third quarter of 2009 resulted in a loss which is considered to be a capital loss in nature. Due to the Company’s limited amount of historical capital gains available, as well as the limited tax planning strategies available to generate capital gains in the future, the Company recorded a valuation reserve related a significant portion of the capital loss from the Gibraltar disposition.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The profits and losses attributable to investors other than the Company are reflected under “Noncontrolling interests” in the table below. The components of income tax (benefit)/ expense for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$6,139	$(248,210)
Income tax expense/ (benefit)	1,629	(63,560)

Net income/ (loss) from continuing operations	$4,510	$(184,650)

Effective tax rate, continuing operations	26.5%	25.6%

Loss from discontinued operations:
Loss before income taxes	$(42,159)	$(161,632)
Income tax (benefit)/ expense	(3,153)	13,532

Net loss from discontinued operations	$(39,006)	$(175,164)

Effective tax rate, discontinued operations	7.5%	-8.4%

Income attributable to noncontrolling interests:
Income before income taxes	$2,481	$4,019
Income tax expense	—	—

Net income attributable to noncontrolling interests	$2,481	$4,019

Effective tax rate, noncontrolling interests	0.0%	0.0%

Loss attributable to the Company
Loss before income taxes	$(38,501)	$(413,861)
Income tax benefit	(1,524)	(50,028)

Net loss attributable to the Company	$(36,977)	$(363,833)

Effective tax rate, attributable to the Company	4.0%	12.1%

The effective tax rate for the nine months ended September 30, 2009 was calculated based on a projected 2009 annual effective tax rate. The effective tax rate from continuing operations was 26.5%, with related tax expense of $1.6 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments and tax credits. These savings were partially offset by executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program.

The effective tax rate for the nine months ended September 30, 2008 was calculated based on the actual results for the third quarter of 2008 and not on a projected annual effective tax rate. The annual effective tax rate could not be predicted due to the potential variability in future financial results. Income taxes for 2008 were affected by non-deductible expenses of $213.3 million for goodwill impairment and $66.0 million for the Westfield re-equitization awards.

(11) Noncontrolling Interests

Effective January 1, 2009, the Company adopted updates to ASC 810, Consolidation (formerly FAS 160) (“ASC 810”). ASC 810 affects the accounting, reporting and disclosure of the Company’s noncontrolling interests. More specifically, it establishes the accounting and reporting standards for noncontrolling interests in certain of our affiliates and for the deconsolidation of the affiliates. It clarifies that, in general, a noncontrolling interest in an affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

Also affected by this update was ASC 480, which requires that noncontrolling interests containing redemption features that make the interests probable to be redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, be reported in a category outside permanent equity, between liabilities and equity on the consolidated balance sheet.

Redeemable noncontrolling interests have been reported at the estimated maximum redemption values for all periods presented in the accompanying consolidated balance sheets in accordance with the ASC 480.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

ASC 810 changes the way the consolidated statement of operations is presented in the accompanying consolidated financial statements. It requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the Company and to the noncontrolling interests.

Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations includes the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $1.1 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and $1.3 million and $4.0 million for the three and nine months ended September 30, 2008, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation.

Noncontrolling interests which are not redeemable as provided in ASC 480 are included in stockholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. Noncontrolling interests amounted to $3.5 million at both September 30, 2009 and December 31, 2008.

Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used to approximate fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $51.9 million and $50.2 million are included in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement.

The new provisions of ASC 810 have been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements were applied retrospectively for all periods presented in the accompanying consolidated financial statements.

(12) Discontinued Operations

During the first quarter of 2009, the Company adopted divestiture plans for BPVI and Sand Hill.

During the third quarter of 2009, the Company adopted divestiture plans for RINET and Gibraltar.

Early in the fourth quarter of 2009, the Company announced an agreement in which management at Westfield will complete the purchase of the firm in 2009, rather than in 2014. The Company determined that as of September 30, 2009 it met the criteria to be classified as held for sale. The transaction is expected to close in the fourth quarter of 2009.

Accordingly, the results of operations related to BPVI, Sand Hill, RINET, Gibraltar, and Westfield are included in the results from discontinued operations. In accordance with ASC 350, Intangibles - Goodwill and Other, the goodwill and intangibles, if any, at BPVI, Sand Hill, RINET, Gibraltar and Westfield were tested for impairment. In accordance with ASC 810, a loss was recognized in the discontinued operations line item on the statement of operations and measured as the difference between the consideration received and the carrying amount of the affiliates’ assets and liabilities.

On April 1, 2009, the Company divested its interest in BPVI. BPVI was previously included in the Investment Management segment and the results of operations related to BPVI are now included in discontinued operations which reflect losses of $0.1 million and $2.5 million for the three and nine months ended September 30, 2009, respectively. Of these amounts, $2.1 million of the year to date loss represents the remeasurement of the investment in BPVI to its fair value. The Company recognized income, including divestiture expenses incurred by the Holding Company, of $0.2 million and $0.8 million from discontinued operations related to BPVI for the three and nine months ended September 30, 2008, respectively. The Company recorded a gain on the sale in the amount of less than $0.1 million in the second quarter of 2009. In addition, the assets and liabilities of BPVI have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for periods prior to the divestiture. The Company does not expect any significant future operating cash flows from BPVI. The Company has deferred any potential future gains from contingent payments, if any, until determinable.

On June 29, 2009, the Company divested its interest in Sand Hill. Sand Hill was previously included in the Wealth Advisory segment and the results of operations related to Sand Hill are now included in discontinued operations, which

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

reflects losses, including divestiture expenses incurred by the Holding Company, of less than $0.1 million and $1.1 million for the three and nine months ended September 30, 2009, respectively. There was no loss upon remeasurement of the investment in Sand Hill to its fair value. The Company recognized income of $0.3 million and $1.0 million from discontinued operations related to Sand Hill for the three and nine months ended September 30, 2008, respectively. The Company recorded a gain on the sale in the amount of $0.2 million in the second quarter of 2009. In addition, the assets and liabilities of Sand Hill have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for periods prior to the divestiture. The Company does not expect any significant future operating cash flows from Sand Hill. The Company has deferred any potential future gains from contingent payments, if any, until determinable.

On September 16, 2009, the Company divested its interest in RINET. RINET was previously included in the Wealth Management segment and the results of operations related to RINET are now included in discontinued operations which reflect income, including divestiture expenses incurred by the Holding Company, of $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively. There was no loss upon remeasurement of the investment in RINET to its fair value. The Company recognized income of $0.3 million and $0.8 million from discontinued operations related to RINET for the three and nine months ended September 30, 2008, respectively. The Company recorded a gain on the sale in the amount of approximately $2.0 million in the third quarter of 2009. In addition, the assets and liabilities of RINET have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for periods prior to the divestiture. The Company does not expect any significant future operating cash flows from RINET. The Company has deferred any potential future gains from contingent payments, if any, until determinable.

On September 17, 2009, the Company divested its interest in Gibraltar. Gibraltar was previously included in the Private Banking segment and the results of operations related to Gibraltar are now included in discontinued operations which reflect losses, including divestiture expenses incurred by the Holding Company, of $4.0 million and $19.5 million for the three and nine months ended September 30, 2009, respectively. In addition to these amounts, $16.3 million represents the remeasurement of the investment in Gibraltar to its fair value. The Company recognized a loss of $124.1 million and $120.7 million from discontinued operations related to Gibraltar for the three and nine months ended September 30, 2008, respectively. The Company recorded a loss on the sale in the amount of $34.8 million in the third quarter of 2009. In addition, the assets and liabilities of Gibraltar have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for periods prior to the divestiture. The Company does not expect any future operating cash flows from Gibraltar.

On October 6, 2009, the Company announced an agreement in which management at Westfield will complete the purchase of the firm in 2009, rather than in 2014. Westfield was previously included in the Investment Management segment. The Company met all of the requirements related to a disposal group and has classified Westfield as “held for sale” in accordance with ASC 360 and was therefore included in discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations as of September 30, 2009, which reflects income of $5.4 million and $13.3 million for the three and nine months ended September 30, 2009, respectively. The Company recognized income of $6.7 million and a loss of $43.3 million from discontinued operations related to Westfield for the three and nine months ended September 30, 2008, respectively. In addition, the assets and liabilities of Westfield have been reflected as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. The transaction is expected to close in the fourth quarter of 2009. The Company expects operating cash flows from Westfield during the fourth quarter of 2009. Additionally, the Company will retain a 12.5% revenue interest in Westfield for eight years, subject to certain limitations, for which it expects annual payments ranging from $5.6 million to $11.6 million.

The following table includes summary income statement information, reflected as discontinued operations, for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$30,712	$37,702	$92,877	$121,775
Pre-tax loss	(12,376)	(116,564)	(22,707)	(161,632)
Pre-tax loss, net of gains, from disposal of discontinued operations	(19,093)	—	(19,452)	—

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(13) Recent Accounting Developments

In June, 2009, the FASB issued updates to ASC 810, Consolidation, (formerly known as FAS 167) (“ASC 810”). These updates require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These updates are effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of these updates on its consolidated results of operations and financial condition.

Effective July 1, 2009, the FASB’s Accounting Standards Codification (the “ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

(14) Subsequent Events

The Company evaluated subsequent events through the date the accompanying unaudited interim financial statements were issued, which was November 6, 2009. Pursuant to the requirements of ASC 855, Subsequent Events (formerly FAS 165), there were no events or transactions during the subsequent event reporting period that required disclosure in the financial statements, other than the Westfield agreement, which is discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 12: Discontinued Operations.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of and for the three and nine months ended September 30, 2009

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; continued adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; continued deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities in our investment portfolio; changes in loan default and charge-off rates; adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; the adoption of adverse government regulation; the risk that goodwill and intangibles recorded in the Company’s financial statements will become further impaired; and risks related to the identification and implementation of acquisitions; as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reporting segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our reporting segments and the Company’s operations in the third quarter of 2009. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

The following table illustrates the Company’s operations for the three months ended September 30, 2009 compared to the same period in 2008:

	Three months ended September 30,		$ Change	% Change
	2009	2008
	(In thousands, except per share data)
Total revenues	$66,240	$66,087	$153	0%
Total operating expenses	55,936	142,042	(86,106)	-61%
Net income/ (loss) from continuing operations	390	(151,803)	152,193	nm
Net income attributable to noncontrolling interests	1,136	1,255	(119)	-9%
Net loss from discontinued operations	(30,614)	(120,303)	89,689	75%
Net loss attributable to the Company	(31,360)	(273,361)	242,001	89%

(Loss)/ earnings per share:
From continuing operations	$(0.15)	$(3.52)	$3.37	96%
From discontinued operations	(0.45)	(2.34)	1.89	81%
Attributable to the Company	(0.60)	(5.86)	5.26	90%

nm	not meaningful

The major differences leading to the $86.1 million decrease in operating expenses and the $152.2 million increase in net income from continuing operations from the third quarter of 2008 to the third quarter of 2009 include the non-cash impairment charge of $71.2 million, net of tax, recorded in the third quarter 2008, and the transfer of the non-strategic Southern California loan portfolio to the loans held for sale category resulting in charge-offs of $96.4 million, net of tax, in the third quarter of 2008.

The third quarter 2009 earnings per share were adversely impacted by accounting adjustments which reduced income available to common shareholders by $9.9 million, or $0.14 per share.

The key items that affected the Company’s third quarter 2009 results include:

1.	Net interest margin (“NIM”) compression due to several factors including a higher percentage of the Company’s assets invested in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, and an increase in non-performing assets.

2.	A decrease in Assets Under Management (“AUM”), primarily due to market decline over the past year, which resulted in a reduction in the Company’s investment management fees of $3.6 million compared to the quarter ended September 30, 2008.

3.	The Company completed its sale of Gibraltar and RINET during the third quarter of 2009 and announced an agreement in which management at Westfield will complete the purchase of the firm in 2009, rather than in 2014. As a result of these transactions, the results of operations related to Gibraltar, RINET and Westfield are included in the results from discontinued operations in the accompanying Consolidated Statements of Operations. In addition, the assets and liabilities of these affiliates have been reflected as assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for periods prior to the divestitures.

All three segments reported positive earnings in the third quarter of 2009. Segment results exclude the effect of discontinued operations, interest expense on certain portions of long-term debt and the results of unconsolidated affiliates and are reduced by net income attributable to non-controlling interests.

The Company’s Private Banking segment reported net income of $3.7 million in the third quarter of 2009, compared to a net loss of $125.0 million for the same period in 2008. The major differences in the positive earnings compared to the third quarter 2008 net loss include a $50.1 million, net of tax, impairment charge taken in the third quarter of 2008 and the increased provisions in the third quarter 2008 as a result of the transfer of the non-strategic Southern California loan portfolio. The Company’s Private Banking segment reported revenue increases of $1.7 million, or 3%, in the third quarter of 2009 compared to the same period in 2008. Increased revenues were primarily due to higher net interest income, gains recognized from the sale of investments and from the gain on sale of loans and OREO, slightly offset by decreased investment management and trust fees. Net interest income increased $1.1 million, or 3%, in the third quarter of 2009 compared to the same period in 2008 primarily due to decreased cost of borrowings. The increase in interest income has been partially offset by several factors including a higher percentage of the Company’s assets in lower yielding short-term liquid investments, and lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, as well as an increase in non-performing assets. Investment management and trust fees at the Banks decreased $0.3 million, or 6%, compared to the third quarter of 2008 as a result of declines in AUM of $0.09 billion, or 3%, from September 30, 2008. 85% of the decrease was attributable to market decline, and the remaining 15% was attributable to outflows. AUM at September 30, 2009 for the Banks was $3.4 billion. Total operating expenses at the Banks for the third quarter of 2009 decreased $45.8 million, or 56%, compared to the same period in 2008. The decrease is primarily due to the non-cash impairment charge recorded in the third quarter of 2008, partially offset by the increase in FDIC insurance expense in the second and third quarters of 2009.

The Company’s Investment Management segment reported net income of $0.6 million in the third quarter of 2009, compared to a net loss of $18.2 million for the same period in 2008. The Company’s Investment Management segment continues to be negatively affected by the decline in the equity markets. Revenue decreased $3.3 million, or 28%, in the third quarter of 2009 compared to the same period in 2008 as a result of declines in AUM of $1.0 billion, or 13%, from September 30, 2008. Market decline for the twelve months ended September 30, 2009 was $0.5 billion, with outflows of $0.5 billion. AUM at September 30, 2009 at the Investment Management affiliates was $7.0 billion. Total operating expenses at the Investment Management firms for the third quarter of 2009 decreased $34.9 million, or 83%, compared to the same period in 2008. The decrease in expenses is primarily due to a non-cash impairment charge of $33.0 million recorded in the third quarter of 2008. Other drivers of the expense decrease include decreased amortization expense and reduced fixed and variable compensation expenses as a result of decreased salaries and reduced bonus accruals.

The Company’s Wealth Advisory segment reported net income of $2.1 million in the third quarter of 2009, compared to net income of $0.2 million in the same period of 2008. The major difference in positive earnings compared to the third quarter 2008 net loss is a $1.5 million non-cash impairment charge taken in the third quarter of 2008. Revenues remained relatively flat in the third quarter 2009 compared to the same period in 2008 at $8.9 million. AUM at September 30, 2009 at the Wealth Advisory firms was $6.9 billion, compared to $7.0 billion at September 30, 2008. Total operating expenses at the Wealth Advisory firms for the third quarter of 2009 decreased $2.0 million, or 26%, compared to the same period in 2008. The decrease is primarily due to the non-cash impairment charge taken in the third quarter of 2008 and decreases in fixed and variable compensation expenses as a result of decrease in staff and reduced bonus accruals.

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

Financial Condition

Total Assets. Total assets decreased $1.4 billion, or 19%, to $5.9 billion at September 30, 2009 from $7.3 billion at December 31, 2008. The decrease in the Company’s assets is primarily related to the affiliate divestitures partially offset by organic growth in loans and deposits. In the first quarter of 2009 the Company announced the sale of its affiliates BPVI, and Sand Hill, which closed on April 1, 2009 and June 30, 2009, respectively. During the third quarter of 2009 the Company completed the sale of its affiliates RINET and Gibraltar on September 16 and 17, 2009, respectively. As a result of these transactions, prior period and current financial information related to the firms (BPVI, Sand Hill, RINET and Gibraltar) are included in discontinued operations through the date of sale. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 12: Discontinued Operations” for further details. In addition, in October 2009 the Company announced an agreement in which management at Westfield will complete the purchase of the firm in 2009, rather than in 2014 as previously negotiated. As a result, prior period and current financial information related to Westfield are also included in discontinued operations.

Cash and Cash Equivalent. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) increased $197.5 million, or 70%, to $478.7 million, or 8% of total assets, at September 30, 2009, from $281.3 million, or 5% of total assets, excluding assets of discontinued operations, at December 31, 2008. The increase is primarily related to the cash received from the sale of Gibraltar and additional liquidity at the Banks as a result of deposit growth outpacing loan growth in 2009. The Banks have generally kept their liquid assets at the Federal Reserve this year as they earn interest on the balances kept there and the funds are well secured. The Banks expect that in the long term the liquidity will be used for future loan growth.

Investments. Total investments (consisting of investment securities available-for-sale, and held-to-maturity) decreased $159.2 million, or 20%, to $644.3 million, or 11% of total assets, at September 30, 2009, from $803.5 million, or 14% of total assets, excluding assets of discontinued operations, at December 31, 2008. Two of the Banks have sold a portion of their investment portfolio in the first nine months of 2009 and realized net gains on the transactions. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen. The proceeds from the sale of the securities have been reinvested in either higher yielding loans, kept in cash and cash equivalents, or used to repay borrowed funds such as FHLB borrowings. The Banks acquire securities for various purposes such as: providing a source of income through interest income or through the subsequent sale of the securities, maintaining liquidity, and managing interest rate and liquidity risk. The sale of investments resulted in the Banks recognizing gains due to changes in interest rates which were previously recorded as unrealized gains within other comprehensive income. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for a summary of the Company’s investment securities.

Stock in Federal Home Loan Bank. At September 30, 2009 and December 31, 2008, the Company had $47.5 million in FHLB stock. The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of their local FHLB located in either: Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock for other-than-temporary impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the asset, the liquidity position of the respective FHLBs, the actions being taken by the respective FHLBs to address their regulatory situations, and the fact that the Company’s Banks currently have no intention to sell or redeem any of its investment in the respective FHLBs, and the determination that it is not more likely than not that the Company would be required to sell or redeem any of its investments in the respective FHLBs. Therefore, the Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs.

Loans held for sale. Loans held for sale decreased $18.5 million, or 50%, to $18.3 million at September 30, 2009 from $36.8 million at December 31, 2008. Included in the total loans held for sale at September 30, 2009 is $13.8 million of the Company’s non-strategic Southern California portfolio loans. During the first nine months of the year the Company has been able to decrease its non-strategic portfolio from 18 loans, with a carrying value of $27.2 million, at December 31, 2008 to nine loans, with a carrying value of $13.8 million, at September 30, 2009. $4.5 million of the $13.4 million decrease in the non-strategic loans is a result of the loans being transferred to OREO. For these types of loans, the Company believes it will be easier to sell the asset as an OREO property versus as a loan, as there are fewer legal restrictions associated with an OREO property. The Company continues to actively market the sale of the remaining loans. Other factors affecting the decrease include the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk.

Loans. Total portfolio loans increased $201.3 million, or 5%, to $4.3 billion, or 74% of total assets, at September 30, 2009, from $4.1 billion, or 72% of total assets, excluding assets of discontinued operations, at December 31, 2008. A portion of the increase in loans was due to two of the Banks purchasing residential loans. In general, the Company has had lower loan growth in 2009 than in recent years as economic conditions have reduced the demand for commercial loans and our Banks have generally reduced or stopped originating construction loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Risk Elements. The Company’s non-performing assets include non-accrual loans (including the Southern California non-strategic loans held for sale), OREO and repossessed assets. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans. Non-performing assets increased $39.5 million, or 51%, to $116.3 million, or 1.99% of total assets from continuing operations at September 30, 2009, from $76.8 million, or 1.35% of total assets from continuing operations at December 31, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

The increases in non-performing assets and classified loans are the result of continued weakness in the U.S. housing, labor and commercial real estate markets and increased bankruptcy filings. This weakening has caused a related deterioration in real estate and land loans as prices for these assets continue to decline.

Total non-accrual loans at September 30, 2009 were $99.8 million, an increase of $35.8 million, or 56%, from $64.0 million at December 31, 2008. Included with non-accrual loans are $13.8 million of the Southern California non-strategic loans held for sale. For a detailed breakout of non-accrual loans by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable”.

Of the total non-accrual loans, $43.6 million, or 44% of the total, is in construction and land loans; $31.9 million, or 32%, is in commercial real estate loans; $17.8 million, or 18%, is in commercial and industrial loans; $6.1 million, or 6%, is in residential mortgage loans; and $0.4 million is in other loan categories.

A rollforward of non-accrual loans is presented in the table below:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Ending gross loans	$4,330,373	$4,039,145	$4,330,373	$4,039,145

Non-accrual loans, beginning of period	83,466	80,090	63,990	34,116
Transfers in to non-accrual status	45,673	172,307	117,787	257,736
Transfers out to OREO	(11,282)	—	(24,312)	(3,581)
Transfers out to accrual status	(3,369)	(800)	(11,877)	(8,689)
Charge offs	(6,980)	(164,310)	(17,560)	(188,501)
Paid off/ paid down	(7,670)	(3,186)	(28,190)	(6,980)

Non-accrual loans, end of period	$99,838	$84,101	$99,838	$84,101

OREO and repossessed assets consists of 16 OREO properties with a carrying value of $16.4 million at September 30, 2009, an increase of $3.6 million, or 28%, as compared to six properties with a carrying value of $12.8 million at December 31, 2008. The increase was due to five additional properties in Southern California, three additional properties in both Northern California and the Pacific Northwest, offset by the disposition of one property in New England, as well as partial dispositions and write-downs of various properties in New England and the Pacific Northwest. The fair value of OREO is defined as the cash price that might reasonably be anticipated in a current sale (within 12 months), less estimated selling costs. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s Private Banking credit quality by geography.

Additional write downs of $0.9 million were taken for the nine months ended September 30, 2009 on loans in Southern California which were previously transferred to the loans held for sale category. These write downs were the result of further declines in the collateral values of five loans. The loss associated with the write downs is included with the gain on sale of loans and other real estate owned, net on the consolidated statement of operations. The Company recorded net gains of $2.5 million on sales of or payments on these loans during the year.

At September 30, 2009, loans with an aggregate balance of $11.4 million, or 0.26% of total loans, were 30-89 days past due, a decrease of $7.3 million, or 39%, as compared to $18.7 million, or 0.45% of total loans, at December 31, 2008. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the local economy or in the real estate market where the collateral is located could lead to these delinquent loans transferring to non-accrual status with a corresponding downgrade of the loans’ credit ratings. Downgrades in credit ratings generally result in additional charges to the provision for loan losses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is not expected. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There were no loans 90 days past due, but still accruing, as of September 30, 2009, or December 31, 2008. The Banks’ general policy to put a loan back on accrual status requires the loan to be brought current and for the customer to show a three to six month history of being able to make timely payments.

Net charge-offs of $22.2 million were recorded through the first nine months of 2009. The Company believes that construction and land loans represent the greatest risk of loss due to the nature of the loans. In times of economic downturns, the value of land and real estate under construction can have a significant rapid decline in value which could lead to financial difficulties for the borrower as well. For a detailed breakout of net loans charged off by loan type and by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements -Note 7: Allowance for Loan Losses”.

Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in the fair values of the collateral for the non-performing assets could result in additional future expense depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Banks may continue to obtain newer appraisals especially during periods of declining values.

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

At September 30, 2009, the Company had classified loans of $147.7 million, an increase of $57.2 million, or 63%, compared to $90.5 million at December 31, 2008. The largest absolute change was in the Northern California region which increased $38.1 million, from $10.9 million at December 31, 2008 to $49.0 million at September 30, 2009. Over the same period, the New England region increased $11.2 million, the Pacific Northwest region increased $9.8 million, while the Southern California region decreased $1.9 million. For a detailed breakout of classified loans by loan type and by geographic region based on the location of the lender, refer to Part 1. Item I. “Notes to Unaudited Consolidated Financial Statements -Note 6: Loans Receivable”. Included in the Southern California classified loans are $12.8 million of loans in the held for sale category. The increase in classified loans in Northern California is primarily due to deteriorating economic conditions and values of real estate and land collateral. The classified loans in Northern California are primarily related to commercial customers. There have been no significant changes in the remaining regions where the Company’s Banks are located.

When, based on current information, the Banks determine that it is probable they will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is classified as impaired. The amount of the impairment is based on either the present value of the expected future cash flows or the fair value of the collateral if the loan is collateral dependent as compared to the carrying value of the loan. If the analysis determines that the value of the loan is less than the carrying amount, the Banks will generally charge off the difference to the allowance for loan losses. Impaired loans are generally included with the balance of classified loans. There may be instances where this analysis indicates that the fair value of the loan is greater than the carrying amount of the loan and no charge off is required at the time.

Impaired loans totaled $95.4 million at September 30, 2009, an increase of $32.9 million, or 53%, compared to $62.4 million at December 31, 2008. $47.8 million of the impaired loans had $9.4 million in specific allocations to the general reserve. The remaining $47.6 million of impaired loans did not have specific allocations due either to a previous charge-off of a portion of the impaired loan balance or because the impairment analysis did not indicate that a charge-off was required due primarily to the fair value of the related collateral, less costs to sell, exceeding the loan’s carrying value. At December 31, 2008, $21.6 million of impaired loans had $8.0 million in specific allocations to the general reserve, and the remaining $40.8 million of impaired loans did not have specific allocations. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Private Banking credit quality data by geography.

Allowance for Loan Losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.0 million at September 30, 2009.

The allowance for loan losses at September 30, 2009 increased $8.9 million, or 14%, from December 31, 2008. The increase in the allowance for loan losses is a result of the provision for loan losses of $31.2 million, partially offset by charge-offs, net of recoveries, of $22.2 million. In the first nine months of 2009, the Company experienced continued deterioration in economic conditions and the values of real estate and land where our Banks are located. This deterioration has caused the Company’s non-performing loans and classified loans to increase and, in some cases, has led to charge-offs. As a result of these issues, the Company has incurred significant provision for loan losses. This increase reflects the higher level of non-performing, and classified loans; other risk factors; and growth in the loan portfolio offset slightly by a change in the mix of loan types in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

Management evaluates currently available internal and external factors in establishing the allowance for loan losses, such as changes in the local economic market, concentration of risk and decreases in local property values. While management’s allowance for loan losses as of September 30, 2009 is considered adequate, under adversely different conditions or assumptions the Company would need to increase the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses. Such agencies may require the financial institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The full allowance for loan losses policy may be found in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

Income Taxes Receivable and Deferred. Income taxes receivable and deferred decreased $58.1 million, or 52%, to $54.3 million at September 30, 2009 from $112.4 million at December 31, 2008. The decrease is primarily due to income tax refunds received during the first nine months of 2009. The refunds related to the Company filing amended tax returns for prior years and carrying back the 2008 losses to obtain refunds on taxes previously paid.

Other Assets. Other assets, consisting of prepaid expenses, investment in partnerships, amounts due from brokers for unsettled security sales, and other receivables, decreased $24.6 million, or 19%, to $108.0 million at September 30, 2009 from $132.6 million at December 31, 2008. The decrease is due primarily to the settlement of the receivable related to the sale of securities at December 31, 2008.

Assets of Discontinued Operations. Assets of discontinued operations at September 30, 2009 of $40.2 million consist of the assets held by Westfield at September 30, 2009. Assets of discontinued operation at December 31, 2008 include the assets held by BPVI, Sand Hill, RINET, Gibraltar and Westfield. The $1.5 billion decrease is due to the divestitures occurring in the first nine months of 2009. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 12: Discontinued Operations” for further detail.

Deposits. The Company experienced an increase in total deposits of $392.1 million, or 10%, to $4.1 billion, at September 30, 2009, from $3.7 billion at December 31, 2008. The increase in deposits is primarily driven by organic growth of the Banks’ core deposits and retail certificates of deposit. The FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”) instituted in the fourth quarter of 2008 helped to stabilize the deposit environment enabling the Company’s core deposits to grow in the first nine months of 2009. The TLGP insures all of the Company’s demand deposit accounts and certain NOW accounts.

The following table shows the composition of the Company’s deposits at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Balance	As a % of total	Balance	As a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$785,961	19%	$826,797	22%
NOW	291,252	7%	262,963	7%
Savings	160,178	4%	142,184	4%
Money market	1,344,644	32%	1,180,518	31%
Certificates of deposit under $100,000	624,465	15%	585,972	16%
Certificates of deposit $100,000 or greater	934,523	23%	750,478	20%

Total deposits (1)	$4,141,023	100%	$3,748,912	100%

(1)	Included in total deposits are brokered and one -way CDARS deposits of $213.2 million and Reciprocal CDARS deposits of $240.2 million, respectively, as of September 30, 2009. As of December 31, 2008, brokered and one-way CDARS deposits were $313.7 million and Reciprocal CDARS deposits were $60.2 million.

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”), junior subordinated debentures, and other long-term debt) decreased $373.7 million, or 28%, to $956.2 million at September 30, 2009 from $1.3 billion at December 31, 2008. FHLB borrowings (net of unamortized fair valuation adjustments) decreased $166.3 million, or 22%. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth. Since deposit growth has exceeded loan growth in 2009, the Banks have reduced the amount of FHLB borrowings as this type of funding typically has a higher interest cost than deposits. Repurchase agreements decreased $155.0 million, or 53%. Many commercial bank customers who previously chose repurchase agreements in lieu of deposit products have switched to demand deposit accounts as they are 100% insured by the TLGP. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Junior subordinated debentures and other long-term debt decreased $52.4 million or 18%, to $238.1 million at September 30, 2009 from $290.6 million at December 31, 2008. The decrease is due to the $52.4 million repurchase or call and retired of the Company 3% Contingent Convertible Senior Notes due 2027 (“Notes”).

Other liabilities. Other liabilities, consisting of deferred acquisition obligations, accrued interest, bonus and other accrued expenses, decreased $6.5 million, or 7%, to $82.1 million at September 30, 2009 from $88.6 million at December 31, 2008. The decrease is due to the payments on the 2008 accrued compensation, and the reduction in the Company’s deferred acquisition obligations to DGHM and Anchor as a result of the payments made in the first quarter of 2009 pursuant to the terms of the acquisition agreements.

Liabilities of Discontinued Operations. Liabilities of discontinued operations at September 30, 2009 of $19.1 million are the liabilities held by Westfield and any tax liabilities associated with divestures at September 30, 2009. Liabilities of discontinued operation at December 31, 2008 include the liabilities held by BPVI, Sand Hill, RINET, Gibraltar, Westfield and any tax liabilities associated with the divestitures. The $1.4 billion decrease is due to the divestitures occurring in the first nine months of 2009. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 12: Discontinued Operations” for further detail.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2009, consolidated cash and cash equivalents, other interest bearing certificates of deposit and securities available-for-sale, less securities pledged, amounted to $892.4 million, or 15% of assets, excluding assets of discontinued operations, as compared to $619.1 million, or 11% of assets, excluding assets of discontinued operations, at December 31, 2008. In addition, the Banks have available borrowing capacity through the FHLB totaling $664.6 million as of September 30, 2009. Combined, this liquidity totals $1.6 billion, or 27% of assets, excluding assets of discontinued operations, and 38% of total deposits as of September 30, 2009. The Banks use a portion of their securities as collateral for borrowings and other purposes, which reduces the amount of securities they could sell in the short term.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the U.S. Treasury’s Capital Purchase Program (“CPP”). The Banks have increased total loans and investments in mortgage backed securities by $238.3 million and $77.1 million, respectively, since receiving the funds.

Holding Company Liquidity. The Company and several of the Company’s majority-owned affiliate partners have put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining minority ownership interests in these companies at the then fair value. These put and call options are discussed in detail in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. E. Liquidity” in the Company’s 2008 Annual Report on Form 10-K. At September 30, 2009, the estimated maximum redemption value for these affiliates related to outstanding put options was approximately $51.9 million, of which $29.1 million could be redeemed within the next 12 months, and is classified on the consolidated balance sheet as redeemable noncontrolling interests in accordance with ASC 480.

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

Although not a significant source of liquidity to the Holding Company, some of our Banks have paid dividends to the Holding Company depending on their profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, it may limit the ability of our Banks to pay dividends to the Holding Company and/or limit the amount our Banks could grow.

At September 30, 2009, Holding Company cash and cash equivalents amounted to $231.2 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

The Holding Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash required for the interest payments for the remainder of 2009 on the junior subordinated debentures is approximately $3.0 million based on the debt outstanding at September 30, 2009 and estimated interest rates.

The Company presently plans to pay cash dividends on its common and preferred stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out for the remainder of 2009 for dividends to common shareholders and to the holder of the convertible Preferred Series B stock will be approximately $0.8 million. Based on the Company’s Preferred Series C stock outstanding and the dividend rate, the Company expects to pay $1.9 million in cash dividends on Preferred Series C stock for the remainder of 2009.

While the Company believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have been experiencing volatility and disruption for the past two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Bank Liquidity. Each affiliate Bank is a member of its regional FHLB, and as such, has access to short and long-term borrowings from such institution, as long as there are no regulatory restrictions on this type of borrowing. At September 30, 2009, the Banks had available credit of $664.6 million from the various FHLBs. Liquid assets (i.e., cash and cash equivalents, other interest bearing certificates of deposit and securities available-for-sale, less securities pledged) and available credit at the FHLBs of the Banks totaled $1.6 billion at September 30, 2009, which equals 28% of the Banks’ total assets and 35% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to our Banks would lower their liquidity and possibly limit the Bank’s ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Board’s (“FRB’s”) discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. In October 2009, the FRB reduced the amount of borrowings that would be available under the discount window facility for all banks for various collateral. This reduction requires our Banks to increase the amount of collateral at the FRB to maintain the same level of borrowing capacity. If our Banks did not provide additional collateral, their borrowing capacity would be reduced. This change did not have a material effect on our Banks’ liquidity. The use of non-core funding sources, including brokered deposits and borrowings, by our Banks may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.

If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Banks could increase their usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources

The Company’s stockholders’ equity at September 30, 2009 was $619.2 million, or 11% of total assets, compared to $648.7 million, or 9% of total assets at December 31, 2008. The decrease in the Company’s stockholders’ equity in the first nine months of 2009 was primarily the result of the current period net loss and dividends paid, offset by common stock issued for deferred acquisition payments and incentive stock grants.

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

The Company contributed an additional $47.0 million of capital in the first nine months of 2009 to certain of its Bank affiliates, including $18.0 million to Gibraltar. These capital contributions were made to meet applicable regulatory capital requirements and to increase regulatory capital levels given the economic conditions in the regions in which these affiliate Banks operate and increased uncertainty in the local real estate markets.

The following table presents actual capital amounts and regulatory capital requirements as of September 30, 2009 and December 31, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2009
Total risk-based capital
Company	$768,873	19.13	$321,620	>8.0%	$402,025	>10.0%
Boston Private Bank	238,043	11.81	161,193	8.0	201,491	10.0
Borel	156,766	11.72	107,044	8.0	133,804	10.0
FPB	56,322	15.56	28,964	8.0	36,205	10.0
Charter	39,218	18.86	16,631	8.0	20,789	10.0
Tier I risk-based capital
Company	709,921	17.66	160,810	4.0	241,215	6.0
Boston Private Bank	212,820	10.56	80,597	4.0	120,895	6.0
Borel	139,934	10.46	53,522	4.0	80,283	6.0
FPB	51,701	14.28	14,482	4.0	21,723	6.0
Charter	36,501	17.56	8,316	4.0	12,474	6.0
Tier I leverage capital
Company	709,921	12.40	228,942	4.0	286,177	5.0
Boston Private Bank	212,820	6.89	123,542	4.0	154,428	5.0
Borel	139,934	8.87	63,089	4.0	78,861	5.0
FPB	51,701	10.86	19,049	4.0	23,811	5.0
Charter	36,501	8.66	16,864	4.0	21,080	5.0
As of December 31, 2008
Total risk-based capital
Company	$797,726	15.47%	$412,500	>8.0%	$515,625	>10.0%
Boston Private Bank	229,476	11.57	158,678	8.0	198,347	10.0
Borel	145,247	10.95	106,155	8.0	132,693	10.0
FPB	52,835	13.74	30,771	8.0	38,463	10.0
Charter	29,053	11.01	21,109	8.0	26,386	10.0
Tier I risk-based capital
Company	731,768	14.19	206,250	4.0	309,375	6.0
Boston Private Bank	204,666	10.32	79,339	4.0	119,008	6.0
Borel	129,625	9.77	53,077	4.0	79,616	6.0
FPB	48,003	12.48	15,385	4.0	23,078	6.0
Charter	25,621	9.71	10,554	4.0	15,831	6.0
Tier I leverage capital
Company	731,768	10.52	278,189	4.0	347,737	5.0
Boston Private Bank	204,666	6.79	120,652	4.0	150,815	5.0
Borel	129,625	9.08	57,110	4.0	71,387	5.0
FPB	48,003	8.43	22,772	4.0	28,466	5.0
Charter	25,621	6.27	16,354	4.0	20,442	5.0

As of September 30, 2009, the Company has sponsored the creation of five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations -Variable Interest Entities, these statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred shareholders of the statutory trusts as debt in its financial statements. $222.6 million of the trust preferred securities qualify as Tier 1 capital; $8.4 million qualify as Tier 2 capital.

On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. On March 17, 2009, the FRB announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Company has evaluated the impact that the new limits would have and has concluded that is would still be in compliance with all required regulatory capital ratios.

Results of operations for the three and nine months ended September 30, 2009 versus September 30, 2008

Net Income/ (Loss). The Company recorded net income from continuing operations for the three and nine months ended September 30, 2009 of $0.4 million, and $4.5 million, respectively. Although the Company reported positive earnings from continuing operations for the three and nine months ended September 30, 2009 earnings per share for the same period were a loss of $0.15 per share and $0.37 per share, respectively. Negative earnings per share from continuing operations are the result of the non-cash charges made to income available to the common shareholder. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to the common shareholder. Net loss from continuing operations for the same periods in 2008 was $151.8 million, or $3.52 per share, and $184.7 million, or $5.08 per share, respectively. Net loss attributable to the Company, which includes both income from continuing and discontinued operations, for the three and nine months ended September 30, 2009 was $31.4 million, or $0.60 per share, and $37.0 million, or $0.95 per share, respectively. Net loss attributable to the Company for the same periods in 2008 was $273.4 million, or $5.86 per share, and $363.8 million, or $9.19 per share, respectively.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)
Net interest income	$39,717	$38,013	4%	$118,428	$112,386	5%
Fees and other income	26,523	28,074	-6%	84,085	107,206	-22%

Total revenue	66,240	66,087	0%	202,513	219,592	-8%

Provision for loan losses	9,099	135,145	-93%	31,155	180,935	-83%
Operating expense	55,936	55,130	1%	165,219	161,954	2%
Impairment of goodwill and intangibles	—	84,679	nm	—	122,680	nm
Warrant expense	—	2,233	nm	—	2,233	nm
Income tax expense/(benefit)	815	(59,297)	nm	1,629	(63,560)	nm

Net income/(loss) from continuing operations	390	(151,803)	nm	4,510	(184,650)	nm
Net (loss) from discontinued operations	(30,614)	(120,303)	-75%	(39,006)	(175,164)	-78%

Net loss before attribution to noncontrolling interests	(30,224)	(272,106)	-89%	(34,496)	(359,814)	-90%
Less: net income attributable to noncontrolling interests	1,136	1,255	-9%	2,481	4,019	-38%

Net loss attributable to the Company	$(31,360)	$(273,361)	-89%	$(36,977)	$(363,833)	-90%

nm = not meaningful

Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.

Net interest income for the third quarter of 2009 was $39.7 million, an increase of $1.7 million, or 5%, compared to the same period in 2008. The $1.7 million increase is the net result of a $4.6 million in increased business volumes (change in average balance multiplied by the prior year average rate), offset by a $2.9 million decrease in rate changes (change in average interest rate multiplied by the prior year average balance). The NIM was 3.08% for the third quarter of 2009, a decrease of 6 basis points compared to the same period in 2008. Net interest income for the nine months ended September 30, 2009 was $118.4 million, an increase of $6.0 million, or 5%, compared to the same period in 2008. The $6.0 million increase is the net result of an $11.1 million in increased business volumes (change in average balance multiplied by the prior year average rate), offset by a $5.1 million decrease in rate changes (change in average interest rate multiplied by the prior year average balance). The Company’s NIM was 3.18% for the nine months ended September 30, 2009, an increase of three basis points compared to the same period in 2008. The decrease in the Company’s NIM for the three months ended September 30, 2009 compared to the same period in 2008 is a result of several factors including a higher percentage of the Company’s assets in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, as well as the increase in non-performing loans. These declines in interest income have been partially offset by the higher percentage of interest bearing liabilities that have shifted to lower cost deposits from borrowed funds, as well as by the steep yield curve.

The following tables set forth the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2009 and September 30, 2008:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
	(In thousands)
Earning assets:
Taxable investment securities	$181,246	$1,399	3.09%	$394,419	$3,481	3.46%
Non-taxable investment securities (1)	169,000	1,995	4.72%	214,420	2,848	5.31%
Mortgage-backed securities	313,736	3,278	4.18%	154,870	1,816	4.69%
Federal funds sold and other	461,584	389	0.33%	124,232	711	2.41%
Loans (2)
Commercial and construction (1)	2,633,405	39,292	5.91%	2,678,706	42,592	6.30%
Residential mortgage	1,378,985	18,028	5.23%	1,321,267	18,332	5.55%
Home equity and other consumer	209,957	2,372	4.44%	162,628	2,231	5.40%

Total loans	4,222,347	59,692	5.62%	4,162,601	63,155	6.03%

Total earning assets	$5,347,913	$66,753	4.96%	$5,050,542	$72,011	5.67%

Interest-bearing liabilities:
Deposits	$3,296,536	$15,049	1.81%	$2,987,856	$19,075	2.54%
Borrowed funds	1,008,013	10,256	4.04%	1,467,423	13,136	3.53%

Total interest-bearing liabilities	$4,304,549	$25,305	2.33%	$4,455,279	$32,211	2.86%

Net interest income		$41,448			$39,800

Interest rate spread			2.63%			2.81%
Net interest margin			3.08%			3.14%

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average balance	Interest earned/ paid (1)	Average rate	Average balance	Interest earned/ paid (1)	Average rate
	(In thousands)
Earning assets:
Taxable investment securities	$202,185	$5,238	3.46%	$378,435	$10,930	3.76%
Non-taxable investment securities (1)	191,827	7,207	5.01%	227,142	9,285	5.45%
Mortgage-backed securities	330,641	10,660	4.34%	97,226	3,580	4.91%
Federal funds sold and other	306,243	741	0.32%	149,710	3,148	2.98%
Loans (2)
Commercial and construction (1)	2,625,060	116,962	5.93%	2,616,935	132,072	6.66%
Residential mortgage	1,336,009	53,332	5.32%	1,282,154	53,697	5.58%
Home equity and other consumer	204,163	6,821	4.43%	175,596	7,609	5.69%

Total loans	4,165,232	177,115	5.66%	4,074,685	193,378	6.28%

Total earning assets	$5,196,128	$200,961	5.16%	$4,927,198	$220,321	5.92%

Interest-bearing liabilities:
Deposits	$3,084,009	$46,001	1.99%	$2,932,972	$63,368	2.89%
Borrowed funds	1,100,109	31,190	3.78%	1,406,346	39,040	3.67%

Total interest-bearing liabilities	$4,184,118	$77,191	2.46%	$4,339,318	$102,408	3.14%

Net interest income		$123,770			$117,913

Interest rate spread			2.70%			2.78%
Net interest margin			3.18%			3.15%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.7 million, and $1.8 million for the three months ending September 30, 2009 and 2008, respectively, and $5.3 million and $5.5 million for the nine months ending September 30, 2009 and 2008, respectively. The discussion following these tables reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the three and nine months ended September 30, 2009 was $65.0 million, and $195.6 million, respectively, a decrease of $5.2 million, or 7%, and $19.2 million, or 9% compared to the same periods in 2008, respectively. The decrease for the three and nine months ended September 30, 2009 was primarily attributed to lower rates on loans, an increase in non-accrual loans, and lower yields on short-term liquid investments. These decreases were partially offset by higher volumes of loans, investments, and other interest earning assets.

Interest income on commercial loans (including construction loans) for the third quarter of 2009 was $38.3 million, a decrease of $3.5 million, or 8%, compared to the same period in 2008 as a result of a 39 basis point decrease in the average yield and a 1% decrease in the average balance. Interest income on commercial loans for the nine months ended September 30, 2009 was $114.1 million, a decrease of $15.7 million, or 12%, compared to the same period in 2008 as a result of a 73 basis point decrease in the average yield, and relatively flat average balances. The decrease in the average balance of commercial loans, including construction and land loans, for the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to our affiliate Banks, in certain cases, reducing new commercial loan originations until their local economic conditions improve. In addition, our Banks have either reduced or stopped originating new construction and land loans due to the uncertain economic environment and the additional risk associated with these types of loans. For the nine months ending September 30, 2009 as compared to the same period in 2008, there was a small increase in the average balance of commercial loans although much lower than historical growth rates due to the reasons indicated above. The decrease in the yields was primarily due to additional non-accrual loans and a 175 basis point decline in the Prime rate since September 30, 2008 as the majority of the Company’s commercial loans are based on the Prime rate. The Company’s variable rate commercial loans that are not indexed to Prime are typically based on the London Interbank Offered Rate (“LIBOR”). LIBOR has fluctuated up and down over the past year which has impacted the yields positively and negatively depending on the fluctuation.

Interest income on residential mortgage loans for the third quarter of 2009 was $18.0 million, a decrease of $0.3 million, or 2%, compared to the same period in 2008, resulting from a 32 basis point decrease in the average yield, slightly offset by a 4% increase in the average balances. Interest income on residential mortgage loans for the nine months ended September 30, 2009 was $53.3 million, a decrease of $0.4 million, or 1%, compared to the same period in 2008, resulting from a 26 basis point decrease in the average yield, slightly offset by a 4% increase in the average balances. The increase in the average balances of residential mortgage loans for the three and nine months ended September 30, 2009 was primarily due to the organic growth of loan portfolios at the Banks as well two of the Banks purchasing additional residential loans. The decrease in the yields was primarily due to the additional non-accrual loans in 2009 as well as adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans.

Interest income on home equity and other consumer loans for the third quarter of 2009 was $2.4 million, an increase of $0.1 million, or 6%, compared to the same period in 2008, resulting from a 96 basis point decrease in the average yield, offset by a 29% increase in the average balances. Interest income on consumer and other loans for the nine months ended September 30, 2009 was $6.8 million, a decrease of $0.8 million, or 10%, compared to the same period in 2008, resulting from a 126 basis point decrease in the average yield, offset by a 16% increase in the average balances. The increase in the average balances of consumer and other loans was primarily due to the organic growth of loan portfolios at the Banks. The decrease in the yields was primarily due to the decrease in the Prime rate, the rate to which a majority of home equity loan rates are indexed. The Prime rate decreased 175 basis points from September 30, 2008 to September 30, 2009.

Investment income for the third quarter of 2009 was $6.4 million, a decrease of $1.5 million, or 19%, compared to the same period in 2008, resulting from a 147 basis point decrease in the average yield, offset by a 27% increase in the average balance. Investment income for the nine months ended September 30, 2009 was $21.3 million, a decrease of $2.3 million, or 10%, compared to the same period in 2008, resulting from a 111 basis point decrease in the average yield, offset by a 21% increase in the average balance. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. The FHLBs to which the Banks belong have not declared any dividends in the first nine months of 2009, except for the FHLB of San Francisco, which declared a dividend for the second quarter of 2009. FHLB dividends for the nine months ended September 30, 2008 were $1.1 million. The Company does not expect to receive dividends at the same rate of 2008 on its FHLB stock at least for the remainder of 2009. Investment decisions are made based on anticipated liquidity, loan demand, and asset liability management decisions.

Interest expense. Interest expense on deposits and borrowings for the three and nine months ended September 30, 2009 was $25.3 million, and $77.2 million, respectively, a decrease of $6.9 million, or 21%, and $25.2 million, or 25%, compared to the same period in 2008, respectively. The decrease for the three and nine months ended September 30, 2009 was attributed to the decreases in the average rate paid on deposits and borrowings and a decrease in the average balances outstanding of borrowings. The decrease in cost of borrowings during the third quarter of 2009 was due to the shift of higher percentage interest bearing liabilities to lower cost deposits from borrowed funds.

Interest expense on deposits for the third quarter of 2009 was $15.0 million, a decrease of $4.0 million, or 21%, compared to the same period in 2008, resulting from a 73 basis point decrease in the average rate, offset by a 10% increase in the averages balances. Interest expense on deposits for the nine months ended September 30, 2009 was $46.0 million, a decrease of $17.4 million, or 27%, compared to the same period in 2008, resulting from a 90 basis point decrease in the average rate, offset by a 5% increase in the average balances. The increase in the average deposits for the three and nine month periods ending September 30, 2009 is primarily driven by organic growth of the Banks’ core deposits and retail certificates of deposit. The TLGP, instituted in the fourth quarter of 2008, helped to stabilize the deposit environment enabling the Company’s core deposits to grow in the first nine months of 2009. The TLGP insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates.

Interest paid on borrowings for the third quarter of 2009 was $10.3 million, a decrease of $2.9 million, or 22%, compared to the same period in 2008, resulting from a 31% decrease in the average balance, offset by a 51 basis point increase in the average rate paid. Interest paid on borrowings for the nine months ended September 30, 2009 was $31.2 million, a decrease of $7.9 million, or 20%, compared to the same period in 2008, resulting from a 22% decrease in the average balance, offset by an 11 basis point increase in the average rate paid. The decrease in the average balances of borrowings was primarily due to the repurchase of the Company’s Notes and the Banks reducing their reliance on FHLB borrowings as deposit growth outpaced loan growth. The Company called $93.5 million of its Notes during the twelve months ended September 30, 2009.

Provision for loan losses. The provision for loan losses for the third quarter of 2009 was $9.1 million, a decrease of $126.0 million, or 93%, compared to the same period in 2008, and $31.2 million for the nine months ended September 30, 2009, a decrease of $149.8 million, or 83%, compared to the same period in 2008. The high level of the 2008 provision for loan losses was primarily related to the Southern California banking affiliate’s construction and land development portfolio in the Inland Empire of Southern California, which had been severely affected by a rapid decline in fair values of real estate and land. Although the 2009 provision has declined as compared to 2008, it still remains historically high for the Company. The 2009 provision reflects continued deterioration in economic conditions and the values of real estate and land where our Banks are located. This deterioration has caused the Company’s non-performing assets and classified loans to increase and, in some cases, has led to charge-offs. As a result of these issues, the Company has recorded significant provisions for loan losses.

Management evaluates several factors when estimating the provision for loan losses for the period. These factors include loss and recovery trends, trends in loan delinquencies, trends in non-accrual loans, the nature and volume of the loan portfolio, lending policies and procedures, loan review procedures, concentrations of credit, and the experience and quality of management. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Allowance for Loan Losses.” Charge-offs, net of recoveries, were $7.0 million during the third quarter of 2009, primarily attributable to the Pacific Northwest and Southern California regions, compared to $164.3 million in the third quarter of 2008. Charge-offs, net of recoveries, for the nine months ended September 30, 2009 were $22.2 million, primarily attributable to the Pacific Northwest and Southern California regions, compared to $188.4 million for the same period in 2008. Charge-offs, net of recoveries, for the first nine months of 2008 included the effects of transferring the Company’s non-strategic Southern California loan portfolio from portfolio loans to loans held for sale. The Company was required to record the non-strategic Southern California loans at fair value upon the transfer to the loans held for sale category, as a result the Company incurred charge-offs of $160.6 million during the third quarter of 2008.

Fees and other income. Fees and other income for the three and nine months ended September 30, 2009 were $26.5 million, and $84.1 million, respectively, a decrease of $1.6 million, or 6%, and $23.1 million, or 22%, compared to the same respective periods in 2008. The decrease is primarily due to the decrease in investment management and trust fees, and the gains recognized in 2008 from the repurchase of the Company’s Notes. Other items that affected the Company’s 2009 fees and other income include decreases in wealth advisory fees partially offset by the gains recognized from the sale of loans and investments.

Investment management and trust fee income for the third quarter of 2009 was $13.7 million, a decrease of $3.6 million, or 21%, compared to the same period in 2008, and was $39.5 million for the nine months ended September 30, 2009, a decrease of $12.7 million, or 24%, compared to the same period in 2008. The decrease is primarily attributed to the $1.1 billion, or 10% decrease in AUM at the Banks and Investment Managers as compared to September 30, 2008. AUM as of September 30, 2009 for the Banks and Investment Managers were $10.4 billion. The decrease in AUM is comprised of $0.6 billion in market decline, and net outflows of $0.5 billion. These declining AUM balances are primarily a result of negative market conditions due to an adverse business climate. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM. Approximately 40% of the Company’s third quarter 2009 investment management and trust fees were calculated based on the September 30, 2009 market value of AUM; the remaining 60% of the Company’s investment management and trust fees were calculated based on June 30, 2009 market value of AUM.

Wealth Advisory fee income for the third quarter of 2009 was $8.9 million, an increase of $0.1 million, or 1%, compared to the same period in 2008, and was $25.7 million for the nine months ended September 30, 2009, a decrease of $0.6 million, or 2%, compared to the same period in 2008. The Company’s wealth advisory fee income was negatively affected by the challenging market conditions due to an adverse business climate. Assets Under Advisory (“AUA”) as of September 30, 2009, managed by the Wealth Advisors were $6.9 billion, a decrease of $0.1 billion, or 1%, compared to September 30, 2008. The decrease in AUA is comprised of $0.2 billion in market decline, slightly offset by positive flows of $0.1 billion.

Gain on repurchase of debt for the nine months ended September 30, 2009 decreased $19.5 million, compared to the same period in 2008, respectively. In the first nine months of 2008, the Company repurchased $194.0 million of its Notes, $107.5 million in the first quarter and $86.5 million in the third. During the first quarter of 2009, the Company repurchased $48.9 million of its Notes resulting in a net gain of $0.4 million. The remaining outstanding balance of $3.6 million was called and paid off in July 2009 at par.

Gain on sale of investments, net, for the third quarter of 2009 was $1.1 million, an increase of $0.5 million compared to the same period in 2008, and was $5.5 million for the nine months ended September 30, 2009, an increase of $4.1 million compared to the same period in 2008. Our Banks have sold a portion of their investment portfolios in the first nine months of 2009 and realized net gains on the transactions. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen. The Banks periodically sell investments as part of their interest rate risk management programs.

Gain on sale of loans, OREO, and other repossessed assets, net, for the third quarter of 2009 was $0.3 million, an increase of $0.7 million compared to the same period in 2008, and was $6.4 million for the nine months ended September 30, 2009, an increase of $6.1 million compared to the same period in 2008. The increase is primarily due to the net gains recognized as the Company continued to reduce its non-strategic portfolio in Southern California through the sale/recovery of non-strategic loans and OREO properties.

Other income for the third quarter of 2009 was $2.5 million, an increase of $0.8 million, or 46%, compared to the same period in 2008, and was $6.6 million for the nine months ended September 30, 2009, a decrease of $0.6 million, or 9%. The third quarter increase is primarily due to the investment gains from the Company’s Rabbi Trust. The Company’s Rabbi Trust is an investment vehicle that was established to offset the Company’s deferred compensation plan liability, which enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee’s taxable income and are not deductible for tax purposes by the Company until paid. The employee selects from a limited number of mutual funds, and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The increase or decrease in value is recognized as compensation expense or savings. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase or decrease in the value of the mutual funds in the Rabbi Trust is recognized in other income/ (loss). The net effect of the compensation expense/ (savings) and the other income/ (loss) has little to no effect on the Company’s net income. The decrease of $0.6 million in other income for the nine months ended September 30, 2009 was primarily attributed to decreased banking fees, offset by gains recognized from the Company’s Rabbi Trust.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2009, which exclude non-cash impairment charges and warrant expense, were $55.9 million, and $165.2 million, respectively, an increase of $0.8 million, and $3.3 million, or 2%, respectively, compared to the same period in 2008. The increase for the first nine months of 2009 is primarily attributable to a special FDIC assessment charge recognized during the second quarter of 2009, increased occupancy and equipment expenses as well as increased professional services. These increases were partially offset by decreases in salaries and employee benefit expenses, decreased marketing and decreased amortization expense.

Salaries and employee benefits, the largest component of operating expenses, for the third quarter of 2009 were $32.9 million, a decrease of $0.5 million, or 2%, compared to the same period in 2008, and were $95.3 million for the nine months ended September 30, 2009, a decrease of $4.4 million, or 4%, compared to the same period in 2008. The decrease is primarily due to decreased fixed and variable compensation as a result of reduction in bonuses and declines in fee-based income, as well as the savings recognized from the Company’s deferred compensation plan as described above.

Occupancy and equipment expenses for the third quarter of 2009 were $6.7 million, an increase of $0.7 million, or 11%, compared to the same period in 2008, and were $19.8 million for the nine months ended September 30, 2009, an increase of $1.8 million, or 10%, compared to the same period in 2008. The increase is primarily due to increases in technology and equipment costs, and an increase in rent expense in the Company’s Private Banking segment. The Banks typically lease their offices and these lease agreements generally contain clauses for minimum increases in rent payments each year.

Professional services include legal fees, consulting fees, and other professional services such as audit and tax preparation. These expenses for the third quarter of 2009 were $4.4 million, a decrease of $0.6 million, or 12%, compared to the same period in 2008, and were $14.4 million for the nine months ended September 30, 2009, an increase of $0.4 million, or 3%, compared to the same period in 2008. The increase for the nine months ended September 30, 2009 was attributable to increased legal fees related to general corporate matters and problem loan workouts, and increased accounting fees primarily for audit services and compliance outsourcing.

Marketing and business development for the third quarter of 2009 were $1.4 million, a decrease of $0.3 million, or 18%, compared to the same period in 2008, and were $4.9 million for the nine months ended September 30, 2009, a decrease of $1.0 million, or 17%, compared to the same period in 2008. The decrease is primarily due to realigning marketing initiatives to more cost-effectively advance our strategy in chosen markets.

Amortization of intangibles for the third quarter of 2009 was $2.0 million, a decrease of $0.1 million, or 3%, compared to the same period in 2008, and was $5.9 million for the nine months ended September 30, 2009, a decrease of $0.4 million, or 6%, compared to the same period in 2008. The decrease is related to the accelerated amortization generally taken in the first few years of the intangible arising from an acquisition as well as impairment charges recorded in 2008. The impairment charges in 2008 reduced the carrying value of the related assets, which decreases future amortization expense for the remainder of the life of the intangible. Intangibles at September 30, 2009 decreased $17.1 million, or 28%, to $44.0 million, compared to $61.1 million at September 30, 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 8: Goodwill and Intangible Assets” for further detail.

FDIC insurance expense for the third quarter of 2009 was $2.6 million, an increase of $1.8 million compared to the same period in 2008, and was $7.7 million for the nine months ended September 30, 2009, an increase of $5.3 million compared to the same period in 2008. The increase for the three months ending September 30, 2009 as compared to the same period in 2008 is primarily due to higher assessment rates, increased deposits, and the additional cost for our Banks participating in the TLGP. The increase for the nine months ending September 30, 2009 is, in addition to the same factors for the third quarter of 2009, due to the $3.2 million special assessment charged by the FDIC in the second quarter of 2009. Participating in the TLGP has helped our Banks increase their deposits as customers with balances in excess of the FDIC insurance coverage of $250 thousand can receive 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The mix of deposits and the FDIC’s ratings of our Banks have an effect on the amount of FDIC insurance expense as well.

Other expenses include supplies, administrative expenses and other items. Other expenses for the third quarter of 2009 were $4.5 million, a decrease of $0.2 million, or 5%, compared to the same period in 2008, and were $13.3 million for the nine months ended September 30, 2009, an increase of $1.5 million, or 12%, compared to the same period in 2008. The third quarter decrease is primarily due to the fees associated with the closing of the Company’s $75 million line of credit in September of 2008. The nine month increase is primarily due to increased expenses related to OREO and repossessed assets, bank charges and insurance expense, offset by the savings from the fees associated with the closing of the Company’s $75 million line of credit in 2008.

Income Tax Expense. Income tax expense for the third quarter and nine months ended September 30, 2009 was $0.8 million and $1.6 million, respectively. The effective tax rate for the third quarter and nine months ended September 30, 2009 is not consistent with the Company’s 2008 quarterly and annual effective tax rate due to the non-deductible goodwill impairment charges that were recorded in 2008. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 10: Income Taxes” for further detail.

Recent Accounting Developments

In June, 2009, the FASB issued updates to ASC 810, Consolidation, (formerly known as FAS 167) (“ASC 810”). These updates require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These updates are effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of these updates on its consolidated results of operations and financial condition.

Effective July 1, 2009, the FASB’s Accounting Standards Codification (the “ASC”) became the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2009 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

* 10.1	Letter Agreement by and between Boston Private Financial Holdings, Inc. and David J. Kaye dated July 3, 2007.

10.2	Stock Purchase Agreement by and among Boston Private Financial Holdings, Inc., Gibraltar Private Bank and Trust Company and certain Buyers, dated September 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2009).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/S/ TIMOTHY L. VAILL
November 6, 2009	Timothy L. Vaill
Chairman and Chief Executive Officer

/S/ DAVID J. KAYE
November 6, 2009	David J. Kaye
Executive Vice President and Chief Financial Officer