Form 10-Q
period 2010-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2010-05-07
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2010:

Common Stock-Par Value $1.00	69,239,121
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$486,125	$446,916
Federal funds sold	1,041	544

Cash and cash equivalents	487,166	447,460
Investment securities:
Available for sale (amortized cost of $779,773 and $876,910, respectively)	790,619	888,032
Held to maturity (fair value of $2,501 and $4,511, respectively)	2,501	4,501

Total investment securities	793,120	892,533
Loans held for sale	9,592	12,714
Loans:
Commercial	2,230,079	2,213,020
Construction and land	295,831	315,661
Residential mortgage	1,541,629	1,494,703
Home equity and other consumer loans	291,440	283,656

Total loans	4,358,979	4,307,040
Less: allowance for loan losses	73,262	68,444

Net loans	4,285,717	4,238,596
Other real estate owned (“OREO”)	16,238	16,600
Stock in Federal Home Loan Banks	47,490	47,490
Premises and equipment, net	28,000	28,349
Goodwill	108,692	108,692
Intangible assets, net	40,096	41,425
Fees receivable	7,658	7,320
Accrued interest receivable	20,554	19,292
Income tax receivable and deferred	62,204	52,267
Other assets	127,865	136,527

Total assets	$6,034,392	$6,049,265

Liabilities:
Deposits	$4,478,795	$4,255,219
Securities sold under agreements to repurchase	118,394	243,377
Federal Home Loan Bank borrowings	524,201	555,012
Junior subordinated debentures	193,645	193,645
Other liabilities	88,753	99,008

Total liabilities	5,403,788	5,346,261

Redeemable noncontrolling interests	20,424	51,850

The Company’s Stockholders’ equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued (contingently convertible): 401 shares at March 31, 2010 and December 31, 2009; liquidation value: $100,000 per share	58,089	58,089
Series C, issued: 104,000 shares at March 31, 2010 and 154,000 shares at December 31, 2009; liquidation value $1,000 per share	99,037	146,012
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 69,239,025 shares at March 31, 2010 and 68,666,263 shares at December 31, 2009	69,239	68,666
Additional paid-in capital	629,810	629,001
Accumulated deficit	(253,078)	(258,186)
Accumulated other comprehensive income	7,083	7,572

Total stockholders’ equity	610,180	651,154

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,034,392	$6,049,265

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$57,866	$58,335
Taxable investment securities	1,505	2,141
Non-taxable investment securities	1,325	1,735
Mortgage-backed securities	2,431	3,451
Federal funds sold and other	443	144

Total interest and dividend income	63,570	65,806

Interest expense:
Deposits	10,629	15,767
Federal Home Loan Bank borrowings	5,415	6,480
Junior subordinated debentures and other long-term debt	2,490	3,271
Other short-term borrowings	725	879

Total interest expense	19,259	26,397

Net interest income	44,311	39,409
Provision for loan losses	7,615	13,325

Net interest income after provision for loan losses	36,696	26,084

Fees and other income:
Investment management and trust fees	14,875	13,011
Wealth advisory fees	9,257	8,272
Gain on repurchase of debt	—	407
Gain on sale of investments, net	1,432	3,443
Gain on sale of loans, net	457	626
Gain on sale of non-strategic loans portfolios, net	—	1,159
Other	1,407	3,702

Total fees and other income	27,428	30,620

Operating expense:
Salaries and employee benefits	33,849	30,001
Occupancy and equipment	6,786	6,230
Professional services	4,844	5,025
Marketing and business development	1,511	1,608
Contract services and data processing	1,326	1,303
Amortization of intangibles	1,329	1,637
FDIC insurance	2,087	1,407
Other	4,300	4,415

Total operating expense	56,032	51,626

Income before income taxes	8,092	5,078
Income tax expense	2,337	818

Net income from continuing operations	5,755	4,260
Net income/ (loss) from discontinued operations	36	(629)

Net income before attribution to noncontrolling interests	5,791	3,631
Less: Net income attributable to noncontrolling interests	685	765

Net income attributable to the Company	$5,106	$2,866

Adjustments to net income attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	(3,468)	(8,404)

Net income/ (loss) attributable to common shareholders for earnings/ (loss) per share calculation	$1,638	$(5,538)

Earnings/ (loss) per share attributable to the Company’s common shareholders:
Earnings/ (loss) per share from continuing operations:
Basic and diluted earnings/ (loss) per share	$0.02	$(0.08)

Earnings/ (loss) per share from discontinued operations:
Basic and diluted earnings/ (loss) per share	$0.00	$(0.01)

Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic and diluted earnings/ (loss) per share	$0.02	$(0.09)

Weighted average basic common shares outstanding	67,869,907	64,648,998
Weighted average diluted common shares outstanding	76,474,261	64,648,998

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Income:
Net income attributable to the Company	—	—	—	2,866	—	—	2,866
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	21	—	21
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(234)	—	(234)
Change in unrealized loss on other, net	—	—	—	—	14	—	14

Total comprehensive income attributable to the Company, net							2,667
Dividends paid to common shareholders	—	—	(640)	—	—	—	(640)
Dividends paid to preferred shareholders	—	—	(2,511)	—	—	—	(2,511)
Net proceeds from issuance of 3,841,321 shares of common stock	3,841	—	7,158	—	—	—	10,999
Accretion of Series B Preferred stock Beneficial Conversion Feature	—	4,367	(4,367)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	380	(380)	—	—	—	—
Issuance of 4,813 shares through incentive stock grants	5	—	(5)	—	—	—	—
Amortization of incentive stock grants	—	—	717	—	—	—	717
Amortization of stock options and employee stock purchase plan	—	—	624	—	—	—	624
Stock options exercised	72	—	238	—	—	—	310
Tax effect of stock options exercised	—	—	(692)	—	—	—	(692)
Other equity adjustments	—	(115)	692	—	—	—	577

Balance at March 31, 2009	$67,792	$182,977	$655,737	$(260,551)	$11,272	$3,500	$660,727

Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154
Comprehensive Income:
Net income attributable to the Company	—	—	—	5,106	—	—	5,106
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available for sale, net	—	—	—	—	(144)	—	(144)
Change in unrealized gain on cash flow hedge, net	—	—	—	—	(344)	—	(344)
Change in unrealized loss on other, net	—	—	—	—	(1)	—	(1)

Total comprehensive income attributable to the Company, net							4,617
Dividends paid to common shareholders	—	—	(687)	—	—	—	(687)
Dividends paid to preferred shareholders	—	—	(1,567)	—	—	—	(1,567)
Net issuance of 562,481 shares of common stock	562	—	3,176	—	—	—	3,738
Repurchase of 50,000 shares of Series C Preferred stock	—	(50,000)	—	—	—	—	(50,000)
Accretion of discount on Series C Preferred stock	—	3,025	(3,025)	—	—	—	—
Amortization of incentive stock grants	—	—	666	—	—	—	666
Amortization of stock options and employee stock purchase plan	—	—	309	—	—	—	309
Stock options exercised	11	—	34	—	—	—	45
Other equity adjustments	—	—	1,903	2	—	—	1,905

Balance at March 31, 2010	$69,239	$157,126	$629,810	$(253,078)	$7,083	$—	$610,180

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income attributable to the Company	$5,106	$2,866
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	685	765
Net (income)/ loss from operating activities of discontinued operations	(36)	629

Net income from continuing operations	5,755	4,260

Adjustments to reconcile net income from continuing operations to net cash (used in)/ provided by operating activities:
Depreciation and amortization	4,158	3,588
Net income attributable to noncontrolling interests	(685)	(765)
Equity issued as compensation	975	1,341
Provision for loan losses	7,615	13,325
Loans originated for sale	(38,966)	(75,906)
Proceeds from sale of loans held for sale	42,110	77,326
Gain on the repurchase of debt	—	(407)
(Increase)/ decrease in income tax receivable and deferred	(9,937)	25,050
Net increase in other operating activities	(3,815)	(1,543)

Net cash (used in)/ provided by operating activities of continuing operations	7,210	46,269
Net cash provided by/ (used in) operating activities of discontinued operations	36	(82,322)

Net cash used in operating activities	7,246	(36,053)

Cash flows from investing activities:
Investment securities available for sale:
Purchases	(227,067)	(175,812)
Sales	227,521	94,953
Maturities, redemptions, and principal payments	96,931	152,485
Investment securities held to maturity:
Purchases	(4,002)	(2,004)
Maturities and principal payments	6,002	2,000
(Investments)/ distributions in trusts, net	(205)	158
Net increase in portfolio loans	(60,379)	(46,163)
Proceeds from sale of OREO	6,519	11,334
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	91	6,072
Capital expenditures, net of sale proceeds	(1,173)	(2,122)
Acquisition of the remaining 19% interest in KLS	(29,691)	—
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	—	(645)

Net cash provided by investing activities - continuing operations	14,547	40,256
Net cash used in investing activities - discontinued operations	—	(33,500)

Net cash provided by investing activities	14,547	6,756

Cash flows from financing activities:
Net increase in deposits	223,576	9,696
Net decrease in securities sold under agreements to repurchase	(124,983)	(131,816)
Net increase in federal funds purchased	—	40,000
Net decrease in short-term Federal Home Loan Bank borrowings	—	(55,300)
Advances of long-term Federal Home Loan Bank borrowings	10,500	14,128
Repayments of long-term Federal Home Loan Bank borrowings	(41,311)	(25,456)
Repurchase of debt	—	(48,444)
Repurchase of Series C Preferred stock	(50,000)	—
Dividends paid to common shareholders	(687)	(640)
Dividends paid to preferred shareholders	(1,567)	(2,511)
Excess tax benefit from stock options exercised	—	(692)
Proceeds from stock option exercises	45	310
Proceeds from issuance of common stock, net	435	374
Other equity adjustments	1,905	577

Net cash provided by/ (used in) financing activities - continuing operations	17,913	(199,774)
Net cash provided by financing activities - discontinued operations	—	121,463

Net cash provided by/ (used in) financing activities	17,913	(78,311)

Net increase/ (decrease) in cash and cash equivalents	39,706	(107,608)
Cash and cash equivalents at beginning of year	447,460	281,275

Cash and cash equivalents at end of year	$487,166	$173,667

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$20,224	$25,928
Cash paid for/ (received for) income taxes, net	11,851	(22,824)
Change in unrealized gain on securities available-for-sale, net of tax	(144)	21
Change in unrealized gain on cash flow hedge, net of tax	(344)	(234)
Change in unrealized loss on other, net of tax	(1)	14
Non-cash transactions:
Loans transferred to other real estate owned from held for sale or portfolio	6,348	8,600
Equity issued for acquisitions, including deferred acquisition obligations	3,303	10,625

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has four consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (formerly Charter Bank) (“Charter”) (together, the “Banks”). The Investment Management segment has two consolidated affiliate partners, including Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has three consolidated affiliate partners, including KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, the Company also holds a minority interest investment in Coldstream Holdings, Inc. (“Coldstream Holdings”).

During 2009, BPFH divested its interests in Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Boston Private Value Investors, Inc. (“BPVI”) and Sand Hill Advisors, LLC (“Sand Hill”). The Company also entered into an agreement with the management team of Westfield Capital Management Company, LP (“Westfield”) to complete the purchase of Westfield during the fourth quarter of 2009, instead of in 2014 as contemplated in a previously announced agreement. Accordingly, the results of operations for the five divested affiliates are included in the results from discontinued operations for prior periods, and gain or loss on sale related to the divestitures are included in the interim periods in which the affiliates were divested. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 2: Divestitures and Acquisitions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further detail on the divestitures.

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.

The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(2) Earnings Per Share

The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended March 31,
	2010	2009
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share
Numerator:
Net income from continuing operations	$5,755	$4,260
Less: Net income attributable to noncontrolling interests	685	765

Net income from continuing operations attributable to the Company	5,070	3,495

Decrease/ (increase) in noncontrolling interests redemption value (1)	1,124	(1,146)
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	—	(4,367)
Accretion of discount on Series C Preferred stock (3)	(3,025)	(380)
Dividends on preferred securities	(1,567)	(2,511)

Total adjustments to income attributable to common shareholders	(3,468)	(8,404)

Net income/ (loss) from continuing operations attributable to common shareholders	1,602	(4,909)
Net income/ (loss) from discontinued operations	36	(629)

Net income/ (loss) attributable to common shareholders	$1,638	$(5,538)

Denominator:
Weighted average basic common shares outstanding	67,869,907	64,648,998

Basic earnings/ (loss) per share:
Basic earnings/ (loss) per share from continuing operations	$0.02	$(0.08)
Basic earnings/ (loss) per share from discontinued operations	$0.00	$(0.01)
Basic earnings/ (loss) per share attributable to common shareholders	$0.02	$(0.09)

Diluted earnings/ (loss) per share
Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders	$1,602	$(4,909)
Dividends paid on Series B Convertible Preferred stock	73	—

Net income/ (loss) from continuing operations attributable to common shareholders, after assumed dilution	1,675	(4,909)
Net income/ (loss) from discontinued operations	36	(629)

Net income/ (loss) attributable to common shareholders, after assumed dilution	$1,711	$(5,538)

Denominator:
Weighted average basic common shares outstanding (4)	67,869,907	64,648,998
Dilutive effect of:
Stock options, stock grants and other (4)	501,887	—
Warrants to purchase common stock (4)	265,896	—
Contingently issuable shares	575,480	—
Series B Convertible Preferred Stock (4)	7,261,091	—

Dilutive common shares	8,604,354	—

Weighted average diluted common shares outstanding (4)	76,474,261	64,648,998

Diluted earnings/ (loss) per share:
Diluted earnings/ (loss) per share from continuing operations	$0.02	$(0.08)
Diluted earnings/ (loss) per share from discontinued operations	$0.00	$(0.01)
Diluted earnings/ (loss) per share attributable to common shareholders	$0.02	$(0.09)

Dividends declared on common stock	$0.01	$0.01

(1)	See Part I. Item 1. “Notes to the Unaudited Consolidated Financial Statements—Note 11: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (formerly Emerging Issues Task Force (“EITF”) D-98) (“ASC 480”), the change in redemption value from period to period affects income attributable to common shareholders.
(2)	See the Company’s 2009 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 16: Equity” for a description of the preferred securities that gave rise to the beneficial conversion feature. In accordance with ASC 480, the beneficial conversion feature is accounted for similar to a preferred stock dividend and reduces income attributable to common shareholders.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(3)	See the Company’s 2009 Annual Report on Form 10-K Part II. Item 8. “Financial Statements and Supplementary Data–Note 16: Equity” for a description of the preferred stock that gave rise to the accretion of discount.
(4)	The diluted EPS computation for the three months ended March 31, 2010 does not assume conversion of the convertible trust preferred securities because the result would have been anti-dilutive. The diluted EPS computation for the three months ended March 31, 2009 does not assume: conversion of the convertible trust preferred securities or the preferred securities, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants, because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Potential common shares from:
Convertible trust preferred securities	1,860	3,229
Conversion of the Series B Preferred stock	—	7,261
Exercise or contingent issuance of options or other dilutive securities	—	1,007

Total potential common shares	1,860	11,497

If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million and $0.7 million for the three month periods ended March 31, 2010 and 2009 would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

Options to purchase approximately 4.2 million and 5.3 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the respective quarters.

Warrants to purchase approximately 2.9 million and 8.3 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS or in the above anti-dilution table because the warrants’ exercise prices were greater than the average market price of the common shares during the respective quarters.

(3) Reportable segments

Management Reporting

The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory; and the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.

Measurement of Segment Profit and Assets

The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment Chief Executive Officers.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2010 and 2009. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	For the three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2010	2009	2010	2009	2010	2009
			(In thousands)
Total Banks	$46,546	$42,042	$8,814	$14,694	$55,360	$56,736
Total Investment Managers	37	46	9,152	8,104	9,189	8,150
Total Wealth Advisors	—	17	9,257	8,267	9,257	8,284

Total Segments	46,583	42,105	27,223	31,065	73,806	73,170

Holding Company and Eliminations	(2,272)	(2,696)	205	(445)	(2,067)	(3,141)

Total Company	$44,311	$39,409	$27,428	$30,620	$71,739	$70,029

	For the three months ended March 31,
	Non-interest expense		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2010	2009	2010	2009	2010	2009
			(In thousands)
Total Banks	$35,293	$33,193	$3,874	$3,410	$8,578	$6,808
Total Investment Managers	7,303	7,267	830	332	1,056	551
Total Wealth Advisors	7,324	6,317	702	652	1,231	1,315

Total Segments	49,920	46,777	5,406	4,394	10,865	8,674

Holding Company and Eliminations	6,112	4,849	(3,069)	(3,576)	(5,110)	(4,414)

Total Company	$56,032	$51,626	$2,337	$818	$5,755	$4,260

	For the three months ended March 31,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (1)		Amortization of intangibles
	2010	2009	2010	2009	2010	2009
			(In thousands)
Total Banks	$—	$—	$8,578	$6,808	$86	$258
Total Investment Managers	363	229	693	322	869	972
Total Wealth Advisors	322	536	909	779	347	379

Total Segments	685	765	10,180	7,909	1,302	1,609

Holding Company and Eliminations	—	—	(5,074)	(5,043)	27	28

Total Company	$685	$765	$5,106	$2,866	$1,329	$1,637

	As of March 31,
	Assets (2)		AUM
	2010	2009	2010	2009
	(In thousands)		(In millions)
Total Banks	$5,768,263	$5,304,867	$3,582	$3,098
Total Investment Managers	114,038	114,464	7,329	5,736
Total Wealth Advisors	71,087	72,600	7,445	6,122

Total Segments	5,953,388	5,491,931	18,356	14,956

Holding Company and Eliminations	81,004	1,687,689	(18)	(16)

Total Company	$6,034,392	$7,179,620	$18,338	$14,940

(1)	Net income/ (loss) from discontinued operations for the three months ended March 31, 2010 and 2009 of less than $0.1 million and $(0.6) million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.
(2)	At March 31, 2009, Holding Company and Eliminations assets include assets attributable to discontinued operations of $1.7 billion.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

(4) Investments

Available for sale and held to maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
		(In thousands)
At March 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$83,025	$80	$(2)	$83,103
Government-sponsored entities	245,732	1,436	(244)	246,924
Mortgage-backed securities (1)	250,370	5,197	(455)	255,112
Municipal bonds	187,897	4,981	(231)	192,647
Corporate bonds	9,813	23	(2)	9,834
Other	2,936	102	(39)	2,999

Total	$779,773	$11,819	$(973)	$790,619

Held to maturity securities at amortized cost:
U.S. government and agencies	$2,001	$—	$—	$2,001
Other	500	—	—	500

Total	$2,501	$—	$—	$2,501

At December 31, 2009:
Available for sale securities at fair value:
U.S. government and agencies	$184,719	$3	$—	$184,722
Government-sponsored entities	187,557	1,400	(563)	188,394
Mortgage-backed securities (1)	306,761	5,909	(1,159)	311,511
Municipal bonds	179,008	5,680	(144)	184,544
Corporate bonds	15,961	—	(18)	15,943
Other	2,904	65	(51)	2,918

Total	$876,910	$13,057	$(1,935)	$888,032

Held to maturity securities at amortized cost:
U.S. government and agencies	$4,001	$10	$—	$4,011
Other	500	—	—	500

Total	$4,501	$10	$—	$4,511

(1)	Most mortgage-backed securities are guaranteed by U.S. agencies or Government-sponsored entities

The following table sets forth the maturities of investment securities available for sale and held-to-maturity, based on contractual maturity, at March 31, 2010:

	Available-for-sale (1)		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
		(In thousands)
Within one year	$132,389	$132,982	$2,501	$2,501
After one, but within five years	323,621	328,775	—	—
After five, but within ten years	95,929	96,648	—	—
Greater than ten years	227,834	232,214	—	—

Total	$779,773	$790,619	$2,501	$2,501

(1)	Mortgage-backed securities are shown based on their final maturity, but due to prepayments they are expected to have shorter lives.

The following table sets forth the proceeds from sales of available for sale securities and the resulting gains and losses realized using the specific identification method.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	For the three months ended March 31,
	2010	2009
	(In thousands)
Proceeds from sales	$227,521	$94,953
Realized gains	1,463	3,443
Realized losses	(31)	—

The following table sets forth information regarding securities at March 31, 2010 having temporary impairment due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired. There were no held to maturity securities in an unrealized loss position at March 31, 2010.

	Less than 12 months		12 months or longer		Total		Number of securities
Available for sale securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
U.S. government and agencies	$2,897	$(2)	$—	$—	$2,897	$(2)	1
Government-sponsored entities	66,843	(244)	—	—	66,843	(244)	12
Mortgage-backed securities	91,097	(455)	—	—	91,097	(455)	31
Municipal bonds	23,821	(162)	2,112	(69)	25,933	(231)	29
Corporate bonds	1,051	(2)	—	—	1,051	(2)	1
Other	14	(1)	130	(38)	144	(39)	23

Total	$185,723	$(866)	$2,242	$(107)	$187,965	$(973)	97

All of the U.S. government and agencies securities, government-sponsored entities securities, corporate bonds, and mortgage backed securities in the table above had a Moody’s credit rating of AAA or a Standard and Poor’s credit rating of Aaa. Most of the municipal bonds in the table above had a Moody’s credit ratings of at least Aa3 or Standard and Poor’s credit rating of at least AA-, while one of the municipal bonds had a Moody’s credit rating of A1. The other securities consisted of equity securities.

These investments are not considered other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality, and the Company has no current intent to sell these securities nor is it more likely than not that it will have to sell these securities before recovery of their amortized cost bases. Decisions to hold or sell securities are influenced by the need for liquidity at the Banks, alternative investments, risk assessment, and asset-liability management.

No impairment losses were recognized in earnings related to available for sale or held to maturity securities during the three month periods ended March 31, 2010 and 2009.

Cost method investments, which are included in Other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at March 31, 2010. The Company invests primarily in low income housing partnerships which generate tax credits. The Company holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $20.8 million in cost method investments included in Other assets at both March 31, 2010 and December 31, 2009.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	At March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. Government and Agencies	$83,103	$73,033	$10,070	$—
Government-sponsored entities	246,924	—	246,924	—
Mortgage-backed securities	255,112	—	255,112	—
Municipal bonds	192,647	—	192,647	—
Corporate Bonds	9,834	—	9,834	—
Other	2,999	476	2,023	500

Total available for sale securities	790,619	73,509	716,610	500
Derivatives - interest rate floor	1,934	—	1,934	—
Derivatives - customer swaps	5,216	—	5,216	—
Other investments	10,001	4,381	5,620	—

Liabilities:
Derivative - customer swaps	$5,358	$—	$5,358	$—

(1)	Derivatives-customer swap (liabilities) is netted with the Derivative assets within Other assets on the consolidated balance sheets.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

		Fair value measurements at reporting date using:
Description	At December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. Government and Agencies	$184,722	$178,048	$6,674	$—
Government-sponsored entities	188,394	—	188,394	—
Mortgage-backed securities	311,511	—	308,360	3,151
Municipal bonds	184,544	—	184,544	—
Corporate Bonds	15,943	—	15,943	—
Other	2,918	412	2,006	500

Total available for sale securities	888,032	178,460	705,921	3,651
Derivatives - interest rate floor	2,646	—	2,646	—
Derivatives - customer swaps	4,924	—	4,924	—
Other investments	9,628	4,176	5,452	—

Liabilities:
Derivatives - customer swaps (1)	$5,053	$—	$5,053	$—

(1)	Derivatives-customer swap (liabilities) is netted with the Derivative assets within Other assets on the consolidated balance sheets.

At March 31, 2010, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, municipal bonds, mortgage-backed securities (primarily residential), corporate bonds, and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as other available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments—two CRA loan funds (which are categorized as other available for sale securities) had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

At December 31, 2009, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, municipal bonds, mortgage-backed securities (primarily residential), corporate bonds, and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans (which are categorized as other available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments—one mortgage-backed security and two CRA loan funds (which are categorized as other available for sale securities) have unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

Currently, the Company uses an interest rate floor and interest rate customer swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 8: Derivatives and Hedging Activities” for further details.

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

Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement.

The following table presents a rollforward of the Level 3 assets for the period ended March 31, 2010.

	Balance at December 31, 2009	Purchases, (sales), issuances and (settlements), net	Transfers into (out of) Level 3 (1)	Unrealized gains (losses)	Amortization	Balance at March 31, 2010
			(In thousands)
Mortgage-backed securities	$3,151	$—	$(3,151)	$—	$—	$—
Other available-for-sale investments	500	—	—	—	—	500

Total Level 3 assets	$3,651	$—	$(3,151)	$—	$—	$500

(1)	One Mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis for which there was an adjustment to fair value during the quarter ended March 31, 2010 and during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements recorded during the period:
Description	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$21,147	$—	$—	$21,147
OREO (2)	4,086	—	—	4,086

	$25,233	$—	$—	$25,233

(1)	Collateral-dependent impaired loans whose specific reserve changed during the first quarter of 2010.
(2)	Four OREO properties had write downs during the first quarter of 2010.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

		Fair value measurements recorded during the period:
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$34,471	$—	$—	$34,471
Loans held for sale (2)	473	—	—	473
OREO (3)	6,129	—	—	6,129
Goodwill and identifiable intangible assets (4)	3,654	—	—	3,654

	$44,727	$—	$—	$44,727

(1)	Collateral-dependent impaired loans held at December 31, 2009 whose specific reserve changed during 2009.
(2)	Two loans held for sale at December 31, 2009 had write downs during 2009.
(3)	Six OREO properties held at December 31, 2009 had write downs during 2009.
(4)	Goodwill and identifiable intangible assets at one affiliate partner had write downs during 2009.

Impaired loans include those loans that were adjusted to the fair value of underlying collateral as allowed under ASC 310. The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan’s original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.

The loans held for sale in the table above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, as discussed in the Company’s 2009 Annual Report on Form 10-K, which had an adjustment to fair value during the year ended December 31, 2009. The fair value of these loans held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement.

The OREO in the tables above includes those properties that had an adjustment to fair value during the quarter ended March 31, 2010 and during the year ended December 31, 2009. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.

The goodwill and identifiable intangible assets in the table above includes the goodwill and identifiable intangible assets at one affiliate that had an adjustment to fair value during the year ended December 31, 2009. The Company utilized a weighted average of the income and market approaches, with 80% from the income and 20% from the market approach, to determine fair value. Therefore they have been categorized as a Level 3 measurement. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 10: Goodwill and Other Intangible Assets” of the Company’s 2009 Annual Report on Form 10-K for a detailed discussion of the fair value measurement techniques employed.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table presents the book and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	March 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$487,166	$487,166	$447,460	$447,460
Held to maturity securities	2,501	2,501	4,501	4,511
Loans, net (including loans held for sale)	4,295,309	4,371,314	4,251,310	4,314,744
Other financial assets	125,927	125,927	123,979	123,979
FINANCIAL LIABILITIES:
Deposits	4,478,795	4,486,994	4,255,219	4,265,309
Securities sold under agreements to repurchase	118,394	121,669	243,377	246,592
Federal Home Loan Bank borrowings	524,201	547,450	555,012	577,705
Junior subordinated debentures	193,645	162,347	193,645	156,568
Other financial liabilities	14,760	14,760	15,588	15,588

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

Loans, net (including loans held for sale)

Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of consumer loans. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in each Bank’s local market. The Company’s basis for determining fair value estimates, methods, and assumptions are set forth below for each type of financial instrument. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments.

Other financial assets

Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.

The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock for other-than-temporary impairment. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the asset, the liquidity position of the respective FHLBs, the actions being taken by the respective FHLBs to address their regulatory situations, and the Company’s current intention not to sell or

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

redeem any of its investment in the respective FHLBs, and the determination that it is not more likely than not that the Company would be required to sell or redeem any of its investments in the respective FHLBs, the Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs.

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

Junior subordinated debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at March 31, 2010 and December 31, 2009. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities.

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

(6) Loans Receivable

The following table presents a summary of the loan portfolio based on the geography of the lender. The concentration of the Private Banking loan data is based on the location of the lender. Net loans from the Holding Company to certain principals of the Company’s affiliate partners, loans at the Company’s non-banking segments, and inter-company loan eliminations are identified as “Eliminations and other, net”.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	March 31, 2010	December 31, 2009
	(In thousands)
Commercial loans: (1)
New England	$962,252	$943,740
Northern California	938,492	927,074
Southern California	226,942	231,684
Pacific Northwest	102,809	111,039
Eliminations and other, net	(416)	(517)

Total commercial loans	$2,230,079	$2,213,020

Construction and land loans: (1)
New England	$112,099	$117,817
Northern California	150,884	161,839
Southern California	7,177	7,719
Pacific Northwest	25,671	28,286

Total construction and land loans	$295,831	$315,661

Residential mortgage loans:
New England	$1,126,290	$1,113,842
Northern California	228,143	219,394
Southern California	142,247	124,212
Pacific Northwest	44,949	37,255

Total residential mortgage loans	$1,541,629	$1,494,703

Home equity and other consumer loans:
New England	$182,604	$179,792
Northern California	81,035	74,192
Southern California	18,802	20,947
Pacific Northwest	5,759	5,278
Eliminations and other, net	3,240	3,447

Total home equity and other consumer loans	$291,440	$283,656

Total loans	$4,358,979	$4,307,040

(1)	Commercial and industrial loans and Commercial real estate loans are included in the Commercial loans line item in the table above and on the Consolidated Balance Sheets.

At March 31, 2010, non-accrual loans were $88.1 million, a decrease of $2.2 million, or 3%, from $90.3 million at December 31, 2009. Included with non-accrual loans are $3.1 million of the Southern California non-strategic loans held for sale.

At March 31, 2010, loans with an aggregate balance of $19.6 million were 30-89 days past due, a decrease of $1.6 million, or 8%, from $21.2 million at December 31, 2009.

There were no loans past due 90 days or more and still accruing interest at March 31, 2010 or December 31, 2009.

Impaired loans are generally included within the balance of non-accrual loans. At March 31, 2010, impaired loans totaled $82.5 million, as compared to $83.2 million at December 31, 2009. At March 31, 2010, $19.9 million of the impaired loans had $4.2 million in specific allocations to the general reserve. The remaining $62.6 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

(7) Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.3 million and $68.4 million at March 31, 2010 and December 31, 2009, respectively.

The increased level of allowance for loan losses in 2010 reflects the higher amount of classified loans, particularly in the New England and Northern California regions, recent historical charge-off trends and current economic conditions. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the allowance for the three months ended March 31, 2010 and 2009:

	At and for the three months ended March 31,
	2010	2009
	(In thousands)
Allowance for loan losses, beginning of period	$68,444	$64,091
Provision for loan losses	7,615	13,325
Charge-offs	(5,364)	(10,380)
Recoveries	2,567	555

Allowance for loan losses, end of period	$73,262	$67,591

The balance for the reserve for unfunded loan commitments, which is included in the consolidated balance sheets in Other Liabilities, totaled $3.0 million at both March 31, 2010 and December 31, 2009.

(8) Derivatives and Hedging Activities

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

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in “Interest and dividend income” when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of “Fees and other income”. The Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2010 and 2009. The Bank affiliate also monitors the risk of counterparty default on an ongoing basis.

Interest payments received from loans that prepay are included in the hedged portfolio due to the guidance in ASC 815, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique.

In addition to the above hedging activities, the Bank affiliate offers certain derivative products directly to qualified commercial borrowers. The Bank affiliate hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, marked to market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. As of March 31, 2010 and December 31, 2009, the fair value of the derivative assets was $5.2 million and $4.9 million, respectively, and the offsetting derivative liabilities had a fair value of $5.4 million and $5.1 million, respectively. See Part I. Item 1. “Notes to the Unaudited Consolidated Financial Statements – Note 5: Fair Value” for additional details. Fees earned in connection with the execution of derivatives related to this program are recognized in “Other income”. The derivative asset and liability values below include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had 18 interest rate swaps with aggregate notional amounts of $183.7 million and $184.2 million, respectively, related to this program. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and December 31, 2009.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	March 31, 2010				December 31, 2009
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
				(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,934	Other liabilities	$—	Other assets	$2,646	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	5,216	Other assets	(5,358)	Other assets	4,924	Other assets	(5,053)

Total		$7,150		$(5,358)		$7,570		$(5,053)

(1)	Interest rate product derivative liabilities are netted with interest rate product derivative assets within Other assets on the consolidated balance sheet.

As indicated in the table above, as of March 31, 2010 and December 31, 2009, the Floor designated as a cash flow hedge had a fair value of $1.9 million and $2.6 million, respectively. For the three months ended March 31, 2010 and 2009, the after-tax change in net unrealized gains/losses on the cash flow hedge reported in the consolidated statements of changes in stockholders’ equity were $0.1 million net gain and $0.2 million (net loss), respectively.

Amounts reported in accumulated other comprehensive income related to the Floor will be reclassified to interest income as interest payments are received on the Bank affiliate’s variable-rate assets. During the next twelve months, the Bank affiliate estimates that an additional $1.7 million will be reclassified as an increase to interest income.

During the three months ended March 31, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for each of the three months ended March 31, 2010 and 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2010 and 2009.

Three months ended March 31, 2010
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
(In thousands)
Interest rate products	$100	Interest income	$745	Other income / expense	$—

Three months ended March 31, 2010
Derivatives not designated as hedging instruments under ASC 815	Location of gain/ (loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$(13)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Three months ended March 31, 2009
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/ (loss) recognized in OCI on derivative (effective portion)	Location of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain/ (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/ (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
(In thousands)
Interest rate products	$(269)	Interest income	$35	Other income / expense	$—
Three months ended March 31, 2009
Derivatives not designated as hedging instruments under ASC 815	Location of gain/ (loss) recognized in income on derivative	Amount of gain/ (loss) recognized in income on derivative
		(In thousands)
Interest rate products	Other income	$133

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

As of March 31, 2010 and December 31, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.4 million and $2.4 million, respectively. As of March 31, 2010 and December 31, 2009, the Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million against its obligations under these agreements.

(9) Income Taxes

Due to the disposal of BPVI, Sand Hill, RINET, Gibraltar, and Westfield during the year ended December 31, 2009, the results of operations related to those affiliates are included in discontinued operations. The profits and losses attributable to investors other than the Company are reflected under “noncontrolling interests” in the table below. The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

	Three months ended March 31,
	2010	2009
	(In thousands)
Income from continuing operations:
Income before income taxes	$8,092	$5,078
Income tax expense	2,337	818

Net income from continuing operations	$5,755	$4,260

Effective tax rate, continuing operations	28.9%	16.1%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$63	$(611)
Income tax expense	27	18

Net income/ (loss) from discontinued operations	$36	$(629)

Effective tax rate, discontinued operations	42.9%	-2.9%

Income attributable to noncontrolling interests:
Income before income taxes	$685	$765
Income tax expense	—	—

Net income attributable to noncontrolling interests	$685	$765

Effective tax rate, noncontrolling interests	0.0%	0.0%

Income attributable to the Company
Income before income taxes	$7,470	$3,702
Income tax expense	2,364	836

Net income attributable to the Company	$5,106	$2,866

Effective tax rate, attributable to the Company	31.6%	22.6%

The effective tax rate for the three months ended March 31, 2010 was calculated based on a projected 2010 annual effective tax rate. The effective tax rate from continuing operations was 28.9%, with related tax expense of $2.3 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes and executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Treasury's Troubled Asset Relief Program’s Capital Purchase Program.

The effective tax rate for the three months ended March 31, 2009 was calculated based on a projected 2009 annual effective tax rate. The effective tax rate from continuing operations was 16.1%, with related tax expense of $0.8 million.

(10) Noncontrolling Interests

At the Company, noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—(Continued)

Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $20.4 million and $51.9 million are included in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” in the Company’s 2009 Annual Report on Form 10-K. The following table summarizes the estimated maximum redemption amounts by affiliate:

	At March 31, 2010	At December 31, 2009
	(in thousands)
Anchor	$12,247	$12,973
BOS	4,684	5,159
DGHM	1,661	1,843
DTC	1,832	1,828
KLS (1)	—	30,047

Total	$20,424	$51,850

(1)	In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original Agreement.

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$51,850	$50,167
Net income attributable to noncontrolling interests	685	765
KLS redemption	(29,691)	—
Adjustment to redemption value, net	(2,420)	(937)

Balance at end of quarter	$20,424	$49,995

(11) Recent Accounting Developments

In June, 2009, the FASB issued updates to ASC 860, Transfers and Servicing (“ASC 860 updates”). Among other things, the ASC 860 updates amend ASC 860 to remove the concept of a qualifying special purpose entity (“QSPE”) from the prior statement and remove the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to QSPEs. Effective as of January 1, 2010, the ASC 860 updates do not have a material impact on the Company’s financial position or results of operations.

In June, 2009, the FASB issued ASC 810, updates to Consolidation (“ASC 810”). These updates require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These updates were effective on a prospective basis in fiscal years beginning on or after November 15, 2009. Effective as of January 1, 2010, the ASC 810 updates do not have a material impact on the Company’s financial position or results of operations.

(12) Subsequent Events

The Company evaluated subsequent events through the date the accompanying unaudited interim financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of and for the three months ended March 31, 2010

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

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the first three months of 2010. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,
	2010	2009	Change	% Change
	(In thousands, except per share data)
Total revenues	$71,739	$70,029	$1,710	2%
Total operating expenses	56,032	51,626	4,406	9%
Net income from continuing operations	5,755	4,260	1,495	35%
Net income attributable to noncontrolling interests	685	765	(80)	-10%
Net income/ (loss) from discontinued operations	36	(629)	665	nm
Net income attributable to the Company	5,106	2,866	2,240	78%

Earnings/ (loss) per share:
From continuing operations	$0.02	$(0.08)	$0.10	nm
From discontinued operations	—	(0.01)	0.01	nm
Attributable to the Company	0.02	(0.09)	0.11	nm

nm	not meaningful

The Company recorded net income attributable to the Company of $5.1 million in the first three months of 2010 compared to net income attributable to the Company of $2.9 million in the first three months of 2009. Earnings per share were $0.02 for the first three months of 2010, compared to a loss per share of $0.09 for the same period of 2009.

Key items that affected the Company’s first quarter 2010 results include:

•	A 21 basis point increase in net interest margin (“NIM”) during the quarter from 2.97% for the three month period ended December 31, 2009 to 3.18% for the three month period ended March 31, 2010.

•	A 4%, or $668 million increase in AUM from $17.7 billion at December 31, 2009 to $18.3 billion at March 31, 2010.

•	Overall, the Company was able to maintain a strong capital position and continue to reduce credit risk during the quarter.

The Company saw continued stabilization during the quarter, with all segments reporting profits, improving credit quality, and increases in deposit and loan balances, fee income, net flows and assets under management. Also during the quarter, the Company repurchased $50 million of its Series C Preferred stock issued in association with the TARP Capital Purchase Program, and acquired the remaining 19% interest in KLS.

The Company’s Private Banking segment reported net income of $8.6 million in the first three months of 2010, compared to net income of $6.8 million in the same period of 2009. The $1.8 million increase in net income was a result of the following items: lower interest expense on deposits due to lower rates paid; and lower provision for loan losses, although it remained higher than historical levels. These changes were partially offset by decreases in gains on sales of investments; decreased gains on sales of loans, including the non-strategic Southern California portfolio of loans; increased compensation expense; and increased FDIC insurance assessments due to higher rates, increased deposits and increased levels of deposits insured by the FDIC.

The Company’s Investment Management segment reported net income of $0.7 million in the first three months of 2010, compared to net income of $0.3 million in the same period of 2009. The $0.4 million increase is primarily due to a $1.1 million increase in investment management and trust fees for the three months ended March 31, 2010 compared to the same period in 2009. The increase in investment management and trust fees is related to a $1.6 billion, or 28%, increase in AUM from March 31, 2009, of which $2.0 billion is related to market appreciation, partially offset by $0.4 million in net outflows.

The Company’s Wealth Advisory segment reported net income of $0.9 million in the first three months of 2010, compared to net income of $0.8 million in the same period of 2009. The $0.1 million increase in net income is primarily due to a $1.0 million increase in wealth advisory fees, due to a $1.3 billion, or 22%, increase in AUM from March 31, 2009, of which $1.1 billion is related to market appreciation and $0.2 billion is related to net inflows; and a $0.2 million decrease in income attributable to noncontrolling interests primarily due to the elimination of a noncontrolling interest at KLS as a result of the Company’s acquisition of the remaining 19% interest in KLS in January 2010. These items were partially offset by increased compensation expense.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan losses, the valuation of goodwill and intangible assets and analysis for impairment, stock-based compensation, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2009 Annual Report on Form 10-K. There have been no changes to these policies through the filing of this report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2010	December 31, 2009	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,327,776	$1,387,483	$(59,707)	-4%
Loans held for sale	9,592	12,714	(3,122)	-25%
Total loans	4,358,979	4,307,040	51,939	1%
Less: allowance for loan losses	73,262	68,444	4,818	7%

Net loans	4,285,717	4,238,596	47,121	1%
Goodwill and intangible assets	148,788	150,117	(1,329)	-1%
Other assets	262,519	260,355	2,164	1%

Total assets	$6,034,392	$6,049,265	$(14,873)	0%

Liabilities and Equity:
Deposits	$4,478,795	$4,255,219	$223,576	5%
Total borrowings	836,240	992,034	(155,794)	-16%
Other liabilities	88,753	99,008	(10,255)	-10%

Total liabilities	5,403,788	5,346,261	57,527	1%

Redeemable noncontrolling interests	20,424	51,850	(31,426)	-61%
Total stockholders’ equity	610,180	651,154	(40,974)	-6%

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,034,392	$6,049,265	$(14,873)	0%

Total Assets. Total assets remained flat at $6.0 billion at both March 31, 2010 and December 31, 2009. Maturities and principal payments on securities available for sale were partially offset by growth in net loans.

Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $59.7 million, or 4%, to $1.3 billion, or 22% of total assets in 2010 from $1.4 billion or 23% of total assets in 2009. The decrease was primarily due to the $99.4 million, or 11%, decrease in investment securities, offset by the $39.7 million, or 9%, increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to the additional liquidity at the Banks as available for sale investments matured during the quarter, and the decrease in investment securities is primarily due to the Holding Company liquidating a portion of its investment portfolio during the quarter to fund its $50 million repurchase of its Series C Preferred stock and the $29.7 million payment to the minority shareholders of KLS to acquire the remaining 19% interest in KLS along with additional consideration paid for performance targets negotiated in the original agreement with KLS.

The majority of the Company’s investments are held by the Banks. The Banks’ investment policies require management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, and to mitigate the Banks’ overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”

Investment maturities, principal payments and sales of the Company’s available for sale and held to maturity securities provided $0.3 billion of cash proceeds during the quarter, and $0.2 billion was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The sale of investments resulted in recognized gains for the three months ended March 31, 2010 of $1.4 million due to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company’s available for sale investment portfolio carried a total of $11.8 million of unrealized gains and $1.0 million of unrealized losses at March 31, 2010, compared to $13.1 million of unrealized gains and $1.9 million of unrealized losses at December 31, 2009.

The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at March 31, 2010 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.

Loans held for sale. Loans held for sale decreased $3.1 million, or 25%, to $9.6 million at March 31, 2010 from $12.7 million at December 31, 2009. Included in the total loans held for sale at March 31, 2010 is $3.1 million of the Company’s non-strategic Southern California portfolio loans. During the first three months of 2010, two of the five loans remaining in the non-strategic Southern California portfolio at December 31, 2009 were transferred to OREO. For these types of loans, the Company believes it will be easier to sell the asset as an OREO property versus as a loan, as there are fewer legal restrictions associated with an OREO property. The Company continues to actively market the sale of the remaining loans. Other factors affecting the decrease include the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk.

Income Taxes Receivable and Deferred. Income taxes receivable and deferred increased $9.9 million, or 19%, to $62.2 million at March 31, 2010 from $52.3 million at December 31, 2009. The increase is primarily due to income tax payments made during the first three months of 2010.

Other Assets. Other assets, consisting primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $8.7 million, or 6%, to $127.9 million at March 31, 2010 from $136.5 million at December 31, 2009. The decrease is primarily due to the settlement of receivables and the recognition of a portion of the prepaid FDIC insurance expense at the Banks.

Deposits. Total deposits increased $223.6 million, or 5%, to $4.5 billion, at March 31, 2010, from $4.3 billion at December 31, 2009. The increase in deposits is primarily due to organic growth of the Banks’ core deposits and money market accounts, partially offset by a decrease in retail certificates of deposit. The Banks participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP insures all of the Company’s demand deposit accounts and certain NOW accounts. The TLGP, which previously had been scheduled to expire on June 30, 2010, has been extended through December 31, 2010, and may, at the FDIC’s discretion, extend through December 31, 2011. The Banks have elected to continue to participate in the TLGP extension through December 31, 2010 and, if the FDIC elects to extend the program through December 31, 2011, would be obligated to participate through that date.

The following table shows the composition of the Company’s deposits at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance	As a % of total	Balance	As a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$929,994	21%	$835,676	19%
NOW	373,914	8%	348,674	8%
Savings	184,355	4%	158,508	4%
Money market	1,587,660	35%	1,447,811	34%
Certificates of deposit under $100,000	344,093	8%	373,360	9%
Certificates of deposit $100,000 or greater	1,058,779	24%	1,091,190	26%

Total deposits	$4,478,795	100%	$4,255,219	100%

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and junior subordinated debentures) decreased $155.8 million, or 16%, to $836.2 million at March 31, 2010 from $992.0 million at December 31, 2009. Repurchase agreements decreased $125.0 million, or 51%. Many commercial bank customers who previously chose repurchase agreements in lieu of deposit products have switched to demand deposit accounts as they are 100% insured under the TLGP. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings decreased $30.8 million, or 6%. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth. Since deposit growth has exceeded loan growth, the Banks have reduced the amount of FHLB borrowings, as this type of funding typically has a higher interest cost than deposits.

Other liabilities. Other liabilities, consisting of accrued interest, bonus and other accrued expenses, decreased $10.3 million, or 10%, to $88.8 million at March 31, 2010 from $99.0 million at December 31, 2009. The decrease is due to payments on 2009 accrued compensation and the reduction in the Company’s deferred acquisition obligations to Anchor’s minority shareholders as a result of a payment made in the first quarter of 2010 pursuant to the terms of the acquisition agreement.

Loan Portfolio and Credit Quality

Loans. Total portfolio loans increased $51.9 million, or 1%, to $4.4 billion, or 72% of total assets, at March 31, 2010, from $4.3 billion, or 71% of total assets at December 31, 2009. An increase in residential mortgages of $46.9 million, or 3%, and in commercial loans of $17.1 million, or 1%, was partially offset by a decrease in construction and land loans of $19.8 million, or 6%. A portion of the increase in loans was due to two of the Banks purchasing residential loans. In general, the Company continues to have lower loan growth in 2010 and 2009 than in previous years as economic conditions have reduced the demand for commercial loans and our Banks have generally reduced or stopped originating construction and land loans. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Allowance for Loan Losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $73.3 million at March 31, 2010.

The allowance for loan losses at March 31, 2010 increased $4.8 million, or 7%, from December 31, 2009. The increase in the allowance for loan losses is a result of the provision for loan losses of $7.6 million, partially offset by charge-offs, net of recoveries, of $2.8 million. This increase reflects the higher level of classified loans, other qualitative risk factors, and growth in the loan portfolio, offset slightly by a change in the mix of loan types in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

The following table presents a summary by geography of loans charged off, net of recoveries, for the three months ended March 31, 2010 and 2009, respectively. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended March 31,
	2010	2009
	(In thousands)
Net loans charged off/ (recovered):
New England	$1,038	$—
Northern California	1,789	106
Southern California	(855)	3,782
Pacific Northwest	825	5,937

Total net loans charged off	$2,797	$9,825

The following table presents a summary by loan type of loans charged off, net of recoveries, for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
	2010	2009
	(In thousands)
Net loans charged off/ (recovered):
Commercial and industrial (1)	$(1,361)	$3,408
Commercial real estate (1)	2,414	45
Construction and land	1,668	6,270
Residential mortgage	43	32
Home equity and other consumer	33	70

Total net loans charged off	$2,797	$9,825

(1)	Commercial and industrial loans and Commercial real estate loans charged off had been included in the Commercial loans line item on the Consolidated Balance Sheets prior to being charged off.

Risk Elements. The Company’s non-performing assets include non-accrual loans (including the Southern California non-strategic loans held for sale), and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans as a concession to a borrower. Such restructured loans are generally included in impaired loans. Non-performing assets decreased $2.6 million, or 2%, to $104.3 million, or 1.73% of total assets at March 31, 2010, from $106.9 million, or 1.77% of total assets at December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	March 31, 2010	December 31, 2009
	(In thousands)
Non-accrual loans:
New England	$10,174	$8,346
Northern California	41,570	37,584
Southern California (1)	19,356	21,953
Pacific Northwest	16,979	22,455

Total non-accrual loans	$88,079	$90,338

Loans 30-89 days past due and accruing:
New England	$14,939	$6,658
Northern California	—	6,799
Southern California	4,645	4,259
Pacific Northwest	7	3,478

Total loans 30-89 days past due	$19,591	$21,194

Accruing classified loans: (2)
New England	$20,845	$14,534
Northern California	14,234	14,768
Southern California	14,145	8,117
Pacific Northwest	13,537	15,118

Total accruing classified loans	$62,761	$52,537

(1)	Includes loans held for sale of $3.1 million and $3.6 million as of March 31, 2010 and December 31, 2009, respectively.
(2)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in designation of such loans as nonperforming at some time in the future.

There were no loans past due 90 days or more and still accruing interest at March 31, 2010 or December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	March 31, 2010	December 31, 2009
	(In thousands)
Non-accrual loans: (1)
Commercial and industrial (2)	$15,853	$10,434
Commercial real estate (2)	33,267	37,111
Construction and land	31,271	35,406
Residential mortgage	7,038	7,017
Home equity and other consumer	650	370

Total non-accrual loans	$88,079	$90,338

Loans 30-89 days past due and accruing:
Commercial and industrial (2)	$6,018	$6,370
Commercial real estate (2)	4,900	1,782
Construction and land	3,730	3,799
Residential mortgage	4,918	8,346
Home equity and other consumer	25	897

Total loans 30-89 days past due	$19,591	$21,194

Accruing classified loans: (3)
Commercial and industrial (2)	$18,336	$20,884
Commercial real estate (2)	30,977	25,225
Construction and land	13,337	6,155
Residential mortgage	111	148
Home equity and other consumer	—	125

Total accruing classified loans	$62,761	$52,537

(1)	Includes loans held for sale of $3.1 million and $3.6 million as of March 31, 2010 and December 31, 2009, respectively.
(2)	Commercial and industrial loans and Commercial real estate loans are included in the Commercial loans line item on the Consolidated Balance Sheets.
(3)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

The level of non-performing assets and accruing classified loans is impacted by general business and economic conditions in the United States including interest rates, inflation, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, trends in unemployment levels, and the strength of the local economies in which the Company operates.

Total non-accrual loans at March 31, 2010 were $88.1 million, a decrease of $2.2 million, or 3%, from $90.3 million at December 31, 2009. Included with non-accrual loans are $3.1 million of the Southern California non-strategic loans held for sale.

A rollforward of non-accrual loans is presented in the table below:

	At and for the three months ended March 31,
	2010	2009
	(In thousands)
Non-accrual loans, beginning of period	$90,338	$63,991
Transfers in to Non-accrual status	19,952	32,459
Transfers out to OREO	(6,348)	(8,600)
Transfers out to Accrual status	(395)	(4,078)
Charge offs	(5,241)	(7,682)
Paid off/paid down/sales	(10,227)	(8,471)

Non-accrual loans, end of period	$88,079	$67,619

OREO consists of 15 properties with a carrying value of $16.2 million at March 31, 2010, a decrease of $0.4 million, or 2%, compared to 15 properties with a carrying value of $16.6 million at December 31, 2009.

At March 31, 2010, loans with an aggregate balance of $19.6 million, or 0.45% of total loans, were 30-89 days past due, a decrease of $1.6 million, or 8%, as compared to $21.2 million, or 0.49% of total loans, at December 31, 2009. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the local economy or in the real estate market where the collateral is located could lead to these delinquent loans transferring to non-accrual status with a corresponding downgrade of the loans’ credit ratings. Downgrades in credit ratings generally result in additional charges to the provision for loan losses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There were no loans 90 days past due, but still accruing, as of March 31, 2010, or December 31, 2009. The Bank’s general policy to put a loan back on accrual status requires the loan to be brought current and for the customer to show a three to six month history of being able to make timely payments.

$2.8 million of net charge-offs were recorded in the first quarter of 2010. The Company believes that construction and land loans represent the greatest risk of loss due to the nature of the loans. In times of economic downturns, the value of land and real estate under construction can have a significant rapid decline in value which could lead to financial difficulties for the borrower as well. For a detailed breakout of net loans charged off by geographic region based on the location of the lender and by type of loan, refer above to Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio and Credit Quality, Allowance for Loan Losses”.

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

Substandard-rated loans may be either accruing or non-accruing based on the various credit factors of each individual loan. At March 31, 2010, the Company had accruing classified loans of $62.8 million, an increase of $10.3 million, or 19%, compared to $52.5 million at December 31, 2009. The largest absolute change was in the New England region which increased $6.3 million from $14.5 million at December 31, 2009 to $20.8 million at March 31, 2010. Over the same period, the Southern California region increased $6.0 million, while the Pacific Northwest region decreased $1.5 million, and the Northern California region decreased $0.5 million.

When management determines that it is probable that the Bank will not collect all principal and interest on a loan, usually commercial loans, in accordance with the original loan terms, as well as all troubled debt restructured loans (TDRs), the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $82.5 million as of March 31, 2010, as compared to $83.2 million at December 31, 2009. At March 31, 2010, $19.9 million of the impaired loans had $4.2 million in specific allocations to the general reserve. The remaining $62.6 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2010, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $0.8 billion, or 14% of total assets, as compared to $1.0 billion, or 16% of total assets at December 31, 2009. In addition, the Company has access to available borrowings through the FHLB totaling $819.8 million as of March 31, 2010 as compared to $789.3 million as of December 31, 2009. Combined, this liquidity totals $1.7 billion, or 27% of assets and 37% of total deposits as of March 31, 2010 compared to $1.8 billion, or 29% of assets and 41% of total deposits as of December 31, 2009.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the U.S. Treasury’s Capital Purchase Program (“CPP”). The Banks have increased total loans and investments in mortgage-backed securities by $267.3 million and $41.9 million, respectively, since receiving the funds.

In January 2010, the Company repurchased $50.0 million of its Series C Preferred stock, issued under the CPP. Upon repurchase, a proportionate amount of the unamortized discount was accelerated, and reduced per-share income attributable to the common shareholder for the first quarter of 2010. If the Company repurchases additional shares of the Series C Preferred, a proportionate amount of the unamortized discount will be accelerated upon repurchase and will further reduce per-share income attributable to the common shareholder in the period of repurchase.

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original Agreement. At March 31, 2010, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was approximately $20.4 million, and is classified on the consolidated balance sheets as Redeemable noncontrolling interests.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. Additionally, the Holding Company received contingent consideration related to the divestitures of certain affiliates in 2009, and may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 2: Divestitures and Acquisitions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

At March 31, 2010, Holding Company cash, cash equivalents, and securities available for sale amounted to $173.3 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining nine months of 2010 on the junior subordinated debentures is approximately $8.3 million based on the debt outstanding at March 31, 2010 and estimated interest rates.

The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2010 for dividends to common stockholders will be approximately $2.1 million. Based on the Company’s preferred stock outstanding at March 31, 2010 and the dividend rate, the Company expects to pay $4.1 million in cash dividends on preferred stock in 2010. The amount of dividends paid on the Series C Preferred would be reduced if the Company repurchases additional amounts in 2010.

While the Company believes its current and anticipated capital levels are adequate to support its business, the capital and credit markets have been experiencing prolonged volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition and results of operations.

Bank Liquidity. Each of the Banks is a member of its regional FHLB, and as such, has access to short and long-term borrowings from those institutions. At March 31, 2010, the Banks had available credit of $819.8 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Banks totaled $0.8 billion, which equals 13% of the Banks’ total assets and 17% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Banks would lower their liquidity and possibly limit the Banks’ ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

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

Capital Resources

Total Company’s stockholders’ equity at March 31, 2010 was $610.2 million, compared to $651.2 million at December 31, 2009, a decrease of $41.0 million, or 6%. The decrease in the Company’s stockholders’ equity was primarily the result of the repurchase of $50.0 million of the Company’s Series C Preferred stock in January 2010, partially offset by net income and stock issued for deferred acquisition payments.

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

The following table presents the Company’s and the Banks’ amount of regulatory capital and related ratios as of March 31, 2010 and December 31, 2009. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Banks. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Banks must be in compliance with these ratios as long as the Company and/or the Banks are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2010
Total risk-based capital
Company	$684,523	16.99%	$322,327	>8.0%	$402,908	>10.0%
Boston Private Bank	247,960	12.02	164,971	8.0	206,214	10.0
Borel	160,129	11.69	109,564	8.0	136,955	10.0
FPB	61,757	17.43	28,349	8.0	35,436	10.0
Charter	40,223	20.30	15,853	8.0	19,816	10.0
Tier I risk-based capital
Company	633,812	15.73	161,163	4.0	241,745	6.0
Boston Private Bank	222,142	10.77	82,486	4.0	123,728	6.0
Borel	142,900	10.43	54,782	4.0	82,173	6.0
FPB	57,220	16.15	14,174	4.0	21,262	6.0
Charter	37,669	19.01	7,926	4.0	11,889	6.0
Tier I leverage capital
Company	633,812	10.52	241,005	4.0	301,256	5.0
Boston Private Bank	222,142	6.69	132,787	4.0	165,983	5.0
Borel	142,900	8.42	67,863	4.0	84,829	5.0
FPB	57,220	11.23	20,373	4.0	25,466	5.0
Charter	37,669	10.69	14,097	4.0	17,622	5.0

As of December 31, 2009
Total risk-based capital
Company	$759,807	18.95%	$320,763	>8.0%	$400,954	>10.0%
Boston Private Bank	245,367	12.03	163,202	8.0	204,002	10.0
Borel	159,459	11.73	108,754	8.0	135,943	10.0
FPB	60,241	16.80	28,695	8.0	35,868	10.0
Charter	38,984	19.50	15,995	8.0	19,994	10.0
Tier I risk-based capital
Company	709,417	17.69	160,381	4.0	240,572	6.0
Boston Private Bank	219,851	10.78	81,601	4.0	122,401	6.0
Borel	142,412	10.48	54,377	4.0	81,566	6.0
FPB	55,663	15.52	14,347	4.0	21,521	6.0
Charter	36,397	18.20	7,998	4.0	11,996	6.0
Tier I leverage capital
Company	709,417	11.62	244,189	4.0	305,236	5.0
Boston Private Bank	219,851	6.54	134,537	4.0	168,171	5.0
Borel	142,412	8.66	65,784	4.0	82,230	5.0
FPB	55,663	10.59	21,028	4.0	26,286	5.0
Charter	36,397	9.93	14,660	4.0	18,325	5.0

As of March 31, 2010, the Company has sponsored the creation of five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. These statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of March 31, 2010 and December 31, 2009, all $186.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

In 2005, the FRB issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the FRB announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier I capital elements, net of goodwill. The Company has evaluated the impact that the new limits would have and has concluded that it would still be in compliance with all required regulatory capital ratios.

Results of operations for the three months ended March 31, 2010 versus March 31, 2009

Net Income/ (Loss). The Company recorded net income from continuing operations for the three months ended March 31, 2010 of $5.8 million, compared to $4.3 million for the same period in 2009. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three months ended March 31, 2010 was $5.1 million, compared to $2.9 million for the same period in 2009.

Earnings per share from continuing operations for the three months ended March 31, 2010 was $0.02 per share, compared to a loss of $0.08 per share for the same period in 2009. Earnings per share attributable to the common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2010 was $0.02 per share, compared to a loss of $0.09 per share for the same period in 2009. Income from continuing operations in both 2010 and 2009 was offset by charges that reduce income available to common shareholders. Charges that reduce income available to common shareholders include preferred dividends paid and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $4.9 million to $3.5 million in the first quarter of 2010 from $8.4 million for the same period in 2009, primarily due to the acquisition of the remaining 19% interest in KLS, which affected the change in redemption value of noncontrolling interests, and accretion of the beneficial conversion feature of the Series B Preferred, which was fully accreted as of December 31, 2009. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Net interest income	$44,311	$39,409	12%
Fees and other income	27,428	30,620	-10%

Total revenue	71,739	70,029	2%

Provision for loan losses	7,615	13,325	-43%
Operating expense	56,032	51,626	9%
Income tax expense	2,337	818	nm

Net income from continuing operations	5,755	4,260	35%
Net income/ (loss) from discontinued operations	36	(629)	nm

Net income before attribution to noncontrolling interests	5,791	3,631	59%
Less: net income attributable to noncontrolling interests	685	765	-10%

Net income attributable to the Company	$5,106	$2,866	78%

nm	= not meaningful

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

Net interest income for the first quarter of 2010 was $44.3 million, an increase of $4.9 million, or 12%, compared to the same period in 2009. The $4.9 million increase is the net result of a $5.6 million in increased business volumes (change in average balance multiplied by the prior year average rate), partially offset by a $0.7 million decrease in rate (change in average interest rate multiplied by the prior year average balance). The NIM was 3.18% for the first quarter of 2010, a decrease of 5 basis points compared to the same period in 2009. The decrease in the Company’s NIM for the three months ended March 31, 2010 compared to the same period in 2009 is a result of several factors including a higher percentage of the Company’s assets being deployed in lower-yielding short-term liquid investments, and lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, partially offset by decreases in the balances of borrowed funds, and a higher percentage of interest-bearing liabilities that have been raised in the form of lower cost deposits rather than borrowed funds.

The following tables set forth the composition of the Company’s NIM on a FTE basis for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	Average balance		Interest earned/paid (1)		Average rate
	2010	2009	2010	2009	2010	2009
	(In thousands)
Earning assets:
Taxable investment securities	$264,547	$233,448	$1,505	$2,141	2.28%	3.56%
Non-taxable investment securities (1)	183,532	205,726	2,041	2,657	4.45%	5.17%
Mortgage-backed securities	277,559	317,611	2,431	3,451	3.50%	4.35%
Federal funds sold and other	704,504	165,672	443	144	0.25%	0.35%
Loans (2)
Commercial and construction (1)	2,592,771	2,657,686	37,587	39,076	5.76%	5.91%
Residential mortgage	1,511,547	1,333,123	18,886	17,896	5.00%	5.37%
Home equity and other consumer	220,852	197,187	2,459	2,191	4.48%	4.47%

Total loans	4,325,170	4,187,996	58,932	59,163	5.43%	5.67%

Total earning assets	$5,755,312	$5,110,453	65,352	67,556	4.52%	5.31%

Interest-bearing liabilities:
Deposits	$3,583,141	$2,955,168	10,629	15,767	1.20%	2.16%
Borrowed funds	869,976	1,181,608	8,630	10,630	3.97%	3.60%

Total interest-bearing liabilities	$4,453,117	$4,136,776	19,259	26,397	1.74%	2.57%

Net interest income, FTE Basis			$46,093	$41,159
Less: FTE adjustment			1,782	1,750

Net interest income			$44,311	$39,409

Interest rate spread					2.78%	2.74%
Net interest margin					3.18%	3.23%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.8 million for both three month periods ending March 31, 2010 and 2009. The discussion following these tables reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2010 was $63.6 million, a decrease of $2.2 million, or 3%, compared to the same period in 2009. The decrease was primarily attributed to a change in the mix of investments toward short-term liquid investments, which have lower yields.

Interest income on commercial loans (including construction loans) for the first quarter of 2010 was $36.5 million, a decrease of $1.7 million, or 5%, compared to the same period in 2009 as a result of a 15 basis point decrease in the average yield and a 2% decrease in the average balance. The slight decline in the average balances are related to the Banks decreasing their portfolio of construction and land loans as well as reduced commercial real estate and commercial and industrial loan originations due to current economic conditions. The decrease in the average yield is related to the high level of non accrual loans as well as the low interest rate environment.

Interest income on residential mortgage loans for the first quarter of 2010 was $18.9 million, an increase of $1.0 million, or 6%, compared to the same period in 2009, resulting from a 13% increase in the average balances, offset by a 37 basis point decrease in the average yield. The increase in the average balances of residential mortgage loans for the three months ended March 31, 2010 was primarily due to the organic growth of loan portfolios at the Banks and loan purchases by the Banks. The decrease in the yields was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans.

Interest income on home equity and other consumer loans for the first quarter of 2010 was $2.5 million, an increase of $0.3 million, or 12%, compared to the same period in 2009, resulting from a 12% increase in the average balance and a relatively flat average yield. The increase in the average balances of consumer and other loans was primarily due to the organic growth of loan portfolios at the Banks.

Investment income for the first quarter of 2010 was $5.7 million, a decrease of $1.8 million, or 24%, compared to the same period in 2009, resulting from a 186 basis point decrease in the average yield, offset by a 55% increase in the average balance. The increase in the average balances was primarily due to the Banks increasing their liquidity and in some cases, their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2010 was $19.3 million, a decrease of $7.1 million, or 27%, compared to the same period in 2009. The decrease was attributed to the decreases in the average rate paid on deposits and a decrease in the average balances outstanding of borrowings. The decrease in cost of borrowings during the first quarter of 2010 was due to the shift of higher percentage interest bearing liabilities to lower cost deposits from borrowed funds as well as the repurchase of a portion of the junior subordinated debentures in the fourth quarter of 2009.

Interest expense on deposits for the first quarter of 2010 was $10.6 million, a decrease of $5.1 million, or 33%, compared to the same period in 2009, resulting from a 96 basis point decrease in the average rate, offset by a 21% increase in the average balance. The increase in average deposits was primarily driven by organic growth of the Banks’ core deposits. The Banks participate in the TLGP, which insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on money market accounts and certificates of deposit due to the decline in short-term rates.

Interest paid on borrowings for the first quarter of 2010 was $8.6 million, a decrease of $2.0 million, or 19%, compared to the same period in 2009, resulting from a 26% decrease in the average balance, offset by a 37 basis point increase in the average rate paid. The decrease in the average balances of borrowings was primarily due to the partial repurchase of the Company’s junior subordinated debentures, and the Banks reducing their reliance on FHLB borrowings as deposit growth outpaced loan growth. The Company repurchased $44.5 million of its junior subordinated debentures during the fourth quarter of 2009.

Provision for loan losses. The provision for loan losses for the first quarter of 2010 was $7.6 million, a decrease of $5.7 million, or 43%, compared to the same period in 2009. The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. Net charge-offs were $2.8 million and $9.8 million in the first three months of 2010 and 2009, respectively. Although the provision for loan losses declined in 2010 from 2009, the continued high level of classified loans and net charge-offs has required the provision for loan losses to be higher than historical levels. The continued weakness in the real estate market and general economic conditions in Northern California accounted for the majority of the provision for loan losses.

Fees and other income. Fees and other income for the three months ended March 31, 2010 was $27.4 million, a decrease of $3.2 million, or 10%, compared to the same period in 2009. The decrease is primarily due to the decrease in gains on sale of loans (including the Southern California non-strategic loan portfolio) and a decrease in gains on sale of investments, partially offset by the increases in investment management and trust fees and wealth advisory fees.

Investment management and trust fee income for the first quarter of 2010 was $14.9 million, an increase of $1.9 million, or 14%, compared to the same period in 2009. The increase is primarily attributed to the $2.1 billion, or 24% increase in AUM at the Banks and Investment Managers as compared to March 31, 2009. AUM as of March 31, 2010 for the Banks and Investment Managers was $10.9 billion. The increase in AUM at the Banks and Investment Managers is composed of $2.5 billion in market increases, slightly offset by net outflows of $0.4 billion. The increasing AUM balance is primarily a result of market conditions recovering from the steep declines experienced in the second half of 2008 and continuing into early 2009. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM.

Wealth Advisory fee income for the first quarter of 2010 was $9.3 million, an increase of $1.0 million, or 12%, compared to the same period in 2009. The Company’s wealth advisory fee income was also affected by the stabilizing market conditions. Assets Under Advisory (“AUA”) as of March 31, 2010, managed by the Wealth Advisors were $7.4 billion, an increase of $1.3 billion, or 22%, compared to March 31, 2009. The increase in AUA is composed of $1.1 billion in market increases and positive flows of $0.2 billion.

Gain on sale of investments, net, for the first quarter of 2010 was $1.4 million, a decrease of $2.0 million, or 58%, compared to the same period in 2009. The Banks periodically sell investments as part of their interest rate risk management programs. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen.

Gain on sale of loans, net, for the first quarter of 2010 was $0.5 million, a decrease of $0.2 million, or 27%, compared to the same period in 2009. In the first quarter of 2009, the Company recognized a gain on sale of non-strategic loans portfolio, net, of $1.2 million related to the sale/recovery of loans in the non-strategic loans portfolio in Southern California. There were no gains or losses recognized on the Southern California non-strategic loans portfolio in the first quarter of 2010.

Other income for the first quarter of 2010 was $1.4 million, a decrease of $2.3 million, or 62%, compared to the same period in 2009. The decrease is primarily related to the loss on sale of OREO of $0.4 million recognized in the first quarter of 2010 compared to a gain on sale of OREO of $2.5 million in the first quarter of 2009, partially offset by the investment gains from the Company’s Rabbi Trust. The change in (loss)/gain on sale of OREO properties is primarily related to a higher level of additional valuation allowances taken on the properties during the first quarter of 2010.

Operating Expense. Operating expense for the three months ended March 31, 2010, was $56.0 million, an increase of $4.4 million, or 9%, compared to the same period in 2009. The increase is primarily related to an increase in salaries and employee benefits expense.

Salaries and employee benefits expense, the largest component of operating expense, for the first quarter of 2010 was $33.8 million, an increase of $3.8 million, or 13%, compared to the same period in 2009. The increase is primarily due to increased fixed compensation, increases in variable and equity compensation as a result of savings recognized in the first quarter of 2009, as well as the market recoveries related to the Company’s deferred compensation plan as described above.

Occupancy and equipment expense for the first quarter of 2010 was $6.8 million, an increase of $0.6 million, or 9%, compared to the same period in 2009. The increase is primarily due to an increase in facilities expense in the Company’s Private Banking segment and an increase in technology and equipment costs.

Amortization of intangibles for the first quarter of 2010 was $1.3 million, a decrease of $0.3 million, or 19%, compared to the same period in 2009. The decrease is related to the accelerated amortization generally taken in the first few years of the intangible arising from an acquisition such as the core deposit intangibles at Charter, which were completely amortized by the end of 2009.

FDIC insurance expense for the first quarter of 2010 was $2.1 million, an increase of $0.7 million, or 48%, compared to the same period in 2009. The increase is primarily due to higher assessment rates, increased deposits, and the additional cost for our Banks participating in the TLGP. Participating in the TLGP has helped our Banks increase their deposits as customers with balances in excess of the FDIC insurance coverage of $250 thousand can receive 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The mix of deposits and the FDIC’s ratings of our Banks have an effect on the amount of FDIC insurance expense as well.

Income Tax Expense. Income tax expense for the first quarter of 2010 was $2.3 million. The effective tax rate for the first quarter of 2010 was 28.9%, compared to an effective tax rate for the first quarter of 2009 of 16.1%. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Developments

In June, 2009, the FASB issued updates to ASC 860, Transfers and Servicing (“ASC 860 updates”). Among other things, the ASC 860 updates amend ASC 860 to remove the concept of a qualifying special purpose entity (“QSPE”) from the prior statement and remove the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to QSPEs. Effective as of January 1, 2010, the ASC 860 updates do not have a material impact on the Company’s financial position or results of operations.

In June, 2009, the FASB issued ASC 810, updates to Consolidation (“ASC 810”). These updates require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These updates were effective on a prospective basis in fiscal years beginning on or after November 15, 2009. Effective as of January 1, 2010, the ASC 810 updates do not have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2010 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 446,331 shares of common stock in connection with the deferred acquisition obligation payments related to Anchor. The transaction was completed on March 15, 2010. The total equity consideration for this transaction was $3.3 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

*	10.1	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan, As Amended and Restated as of January 1, 2010.

*	31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

*	31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/S/ TIMOTHY L. VAILL
May 7, 2010	Timothy L. Vaill
Chairman and Chief Executive Officer

/S/ DAVID J. KAYE
May 7, 2010	David J. Kaye
Executive Vice President and Chief Financial Officer