Form 10-Q
period 2010-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2010-08-06
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2010:

Common Stock-Par Value $1.00	76,031,090
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$234,606	$446,916
Federal funds sold	1,183	544

Cash and cash equivalents	235,789	447,460
Investment securities:
Available-for-sale (amortized cost of $716,724 and $876,910, respectively)	731,115	888,032
Held-to-maturity (fair value of $3,003 and $4,511, respectively)	2,995	4,501

Total investment securities	734,110	892,533
Loans held for sale	28,449	12,714
Loans:
Commercial	2,327,240	2,213,020
Construction and land	259,829	315,661
Residential mortgage	1,601,714	1,494,703
Home equity and other consumer loans	297,418	283,656

Total loans	4,486,201	4,307,040
Less: allowance for loan losses	79,073	68,444

Net loans	4,407,128	4,238,596
Other real estate owned (“OREO”)	12,113	16,600
Stock in Federal Home Loan Banks	46,941	47,490
Premises and equipment, net	27,514	28,349
Goodwill	108,695	108,692
Intangible assets, net	38,756	41,425
Fees receivable	7,486	7,320
Accrued interest receivable	18,453	19,292
Income tax receivable and deferred	70,388	52,267
Other assets	131,887	136,527

Total assets	$5,867,709	$6,049,265

Liabilities:
Deposits	$4,380,793	$4,255,219
Securities sold under agreements to repurchase	110,274	243,377
Federal funds purchased	30,000	—
Federal Home Loan Bank borrowings	505,620	555,012
Junior subordinated debentures	193,645	193,645
Other liabilities	87,039	99,008

Total liabilities	5,307,371	5,346,261

Redeemable noncontrolling interests	19,672	51,850

The Company’s Stockholders’ equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at June 30, 2010 and December 31, 2009; liquidation value: $100,000 per share	58,089	58,089
Series C, issued and outstanding: 0 shares at June 30, 2010 and 154,000 shares at December 31, 2009; liquidation value $1,000 per share	—	146,012
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 74,824,812 shares at June 30, 2010 and 68,666,263 shares at December 31, 2009	74,825	68,666
Additional paid-in capital	651,795	629,001
Accumulated deficit	(251,961)	(258,186)
Accumulated other comprehensive income	7,918	7,572

Total stockholders’ equity	540,666	651,154

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$5,867,709	$6,049,265

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$57,434	$57,292	$115,300	$115,626
Taxable investment securities	1,624	1,698	3,129	3,839
Non-taxable investment securities	1,262	1,663	2,587	3,398
Mortgage-backed securities	1,894	3,930	4,326	7,383
Federal funds sold and other	277	208	720	351

Total interest and dividend income	62,491	64,791	126,062	130,597

Interest expense:
Deposits	9,381	15,185	20,011	30,952
Federal Home Loan Bank borrowings	5,073	6,395	10,489	12,875
Junior subordinated debentures and other long-term debt	2,504	3,130	4,994	6,401
Other short-term borrowings	516	779	1,241	1,658

Total interest expense	17,474	25,489	36,735	51,886

Net interest income	45,017	39,302	89,327	78,711
Provision for loan losses	14,962	8,731	22,577	22,056

Net interest income after provision for loan losses	30,055	30,571	66,750	56,655

Fees and other income:
Investment management and trust fees	15,156	12,746	30,031	25,757
Wealth advisory fees	9,304	8,496	18,562	16,768
Gain on repurchase of debt	—	—	—	407
Gain on sale of investments, net	987	951	2,419	4,394
Gain on sale of loans, net	500	802	958	1,428
Gain on sale of non-strategic loans portfolios, net	—	1,276	—	2,435
(Loss)/ gain on sale of OREO, net	(1,611)	(243)	(2,020)	2,242
Other	1,297	2,913	3,111	4,131

Total fees and other income	25,633	26,941	53,061	57,562

Operating expense:
Salaries and employee benefits	34,653	32,403	68,501	62,405
Occupancy and equipment	6,696	6,877	13,482	13,107
Professional services	4,324	4,909	9,168	9,933
Marketing and business development	2,042	1,804	3,553	3,413
Contract services and data processing	1,437	1,294	2,763	2,597
Amortization of intangibles	1,339	2,279	2,669	3,916
FDIC insurance	2,266	3,707	4,353	5,114
Other	3,908	4,383	8,209	8,798

Total operating expense	56,665	57,656	112,698	109,283

(Loss)/ income before income taxes	(977)	(144)	7,113	4,934
Income tax (benefit)/ expense	(1,202)	(3)	1,134	815

Net income/ (loss) from continuing operations	225	(141)	5,979	4,119
Net income/ (loss) from discontinued operations	1,509	(7,763)	1,545	(8,392)

Net income/ (loss) before attribution to noncontrolling interests	1,734	(7,904)	7,524	(4,273)
Less: Net income attributable to noncontrolling interests	616	579	1,301	1,344

Net income/ (loss) attributable to the Company	$1,118	$(8,483)	$6,223	$(5,617)

Adjustments to net income attributable to the Company to arrive at net loss attributable to common shareholders	(6,160)	(8,101)	(9,628)	(16,506)

Net loss attributable to common shareholders for (loss)/ earnings per share calculation	$(5,042)	$(16,584)	$(3,405)	$(22,123)

(Loss)/ earnings per share attributable to the Company’s common shareholders:
(Loss)/ earnings per share from continuing operations:
Basic and diluted (loss)/ earnings per share	$(0.09)	$(0.13)	$(0.07)	$(0.21)
Earnings/ (loss) per share from discontinued operations:
Basic and diluted earnings/ (loss) per share	$0.02	$(0.11)	$0.02	$(0.12)
Net (loss)/ earnings per share attributable to the Company’s common shareholders:
Basic and diluted (loss)/ earnings per share	$(0.07)	$(0.24)	$(0.05)	$(0.33)
Weighted average basic and diluted common shares outstanding	68,787,389	67,860,696	68,331,183	66,264,319

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	(In thousands, except share data)

Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Income:
Net loss attributable to the Company	—	—	—	(5,617)	—	—	(5,617)
Other comprehensive income/(loss), net:
Change in unrealized loss on securities available-for-sale, net	—	—	—	—	(2,517)	—	(2,517)
Change in unrealized loss on cash flow hedge, net	—	—	—	—	(699)	—	(699)
Change in unrealized gain on other, net	—	—	—	—	15	—	15

Total comprehensive loss attributable to the Company, net							(8,818)
Dividends paid to common shareholders	—	—	(1,314)	—	—	—	(1,314)
Dividends paid to preferred shareholders	—	—	(3,867)	—	—	—	(3,867)
Net proceeds from issuance of 3,840,771 shares of common stock	3,841	—	7,135	—	—	—	10,976
Accretion of Series B Preferred stock Beneficial Conversion Feature	—	9,246	(9,246)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	622	(622)	—	—	—	—
Issuance of 11,498 shares of incentive common stock	11	—	(11)	—	—	—	—
Amortization of incentive stock grants	—	—	1,382	—	—	—	1,382
Amortization of stock options and employee stock purchase plan	—	—	1,781	—	—	—	1,781
Stock options exercised	72	—	238	—	—	—	310
Tax deficiency from certain stock compensation awards	—	—	(692)	—	—	—	(692)
Other equity adjustments	—	(178)	(221)	—	—	—	(399)

Balance at June 30, 2009	$67,798	$188,035	$649,466	$(269,034)	$8,270	$3,500	$648,035

Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154
Comprehensive Income:
Net income attributable to the Company	—	—	—	6,223	—	—	6,223
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available-for-sale, net	—	—	—	—	1,619	—	1,619
Change in unrealized loss on cash flow hedges, net	—	—	—	—	(1,274)	—	(1,274)
Change in unrealized gain on other, net	—	—	—	—	1	—	1

Total comprehensive income attributable to the Company, net							6,569
Dividends paid to common shareholders	—	—	(1,378)	—	—	—	(1,378)
Dividends paid to preferred shareholders	—	—	(2,954)	—	—	—	(2,954)
Net proceeds from issuance of 562,481 shares of common stock	563	—	3,176	—	—	—	3,739
Net proceeds from issuance of 4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,322	—	—	—	27,037
Carlyle gross up rights equity receivable	—	—	6,268	—	—	—	6,268
Repurchase of 154,000 shares of Series C Preferred stock	—	(154,000)	—	—	—	—	(154,000)
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—	—
Issuance of 870,787 shares of incentive common stock	871	—	(871)	—	—	—	—
Amortization of incentive stock grants	—	—	1,623	—	—	—	1,623
Amortization of stock options and employee stock purchase plan	—	—	744	—	—	—	744
Stock options exercised	10	—	34	—	—	—	44
Tax deficiency from certain stock compensation awards	—	—	(974)	—	—	—	(974)
Other equity adjustments	—	—	2,792	2	—	—	2,794

Balance at June 30, 2010	$74,825	$58,089	$651,795	$(251,961)	$7,918	$—	$540,666

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$6,223	$(5,617)
Adjustments to arrive at net income from continuing operations
Net income attributable to noncontrolling interests	1,301	1,344
(Gain)/ loss from operating activities of discontinued operations, net of tax	(1,545)	8,392

Net income from continuing operations	5,979	4,119

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,591	8,446
Net income attributable to noncontrolling interests	(1,301)	(1,344)
Equity issued as compensation	2,367	3,163
Provision for loan losses	22,577	22,056
Loans originated for sale	(76,077)	(180,190)
Proceeds from sale of loans held for sale	79,293	178,726
Gain on the repurchase of debt	—	(407)
(Increase)/ decrease in income tax receivable and deferred	(18,121)	51,319
Net (increase)/ decrease in other operating activities	(4,327)	15,437

Net cash provided by operating activities - continuing operations	18,981	101,325
Net cash provided by operating activities - discontinued operations	1,545	18,284

Net cash provided by operating activities	20,526	119,609

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(388,262)	(290,832)
Sales	366,636	138,813
Maturities, redemptions, and principal payments	181,360	235,971
Investment securities held-to-maturity:
Purchases	(9,001)	(4,016)
Maturities and principal payments	10,507	4,008
Investments in trusts, net	(164)	(510)
Redemption of Federal Home Loan Bank stock	549	—
Net increase in portfolio loans	(216,464)	(126,928)
Proceeds from sale of OREO	10,217	13,765
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	184	6,072
Capital expenditures, net of sale proceeds	(2,152)	(3,555)
Acquisition of remaining 19% interest in KLS	(29,691)	—
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	—	(645)

Net cash used in investing activities - continuing operations	(76,281)	(27,857)
Net cash used in investing activities - discontinued operations	—	(11,728)

Net cash used in investing activities	(76,281)	(39,585)

Cash flows from financing activities:
Net increase in deposits	125,574	317,779
Net decrease in securities sold under agreements to repurchase	(133,103)	(117,446)
Net increase in federal funds purchased	30,000	—
Net decrease in short-term Federal Home Loan Bank borrowings	—	(134,300)
Advances of long-term Federal Home Loan Bank borrowings	46,040	19,127
Repayments of long-term Federal Home Loan Bank borrowings	(95,432)	(32,850)
Repurchase of debt	—	(48,444)
Repurchase of Series C Preferred stock	(154,000)	—
Dividends paid to common stockholders	(1,378)	(1,314)
Dividends paid to preferred stockholders	(2,954)	(3,867)
Tax deficiency from certain stock compensation awards	(974)	(692)

(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Proceeds from stock option exercises	44	310
Proceeds from issuance of common stock, net	436	351
Proceeds from issuance of common stock from June 2010 public offering, net	27,037	—
Other equity adjustments	2,794	(399)

Net cash used in financing activities - continuing operations	(155,916)	(1,745)
Net cash used in financing activities - discontinued operations	—	(2,921)

Net cash used in financing activities	(155,916)	(4,666)

Net (decrease)/ increase in cash and cash equivalents	(211,671)	75,358
Cash and cash equivalents at beginning of year	447,460	281,275

Cash and cash equivalents at end of period	$235,789	$356,633

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$39,765	$54,402
Cash paid for income taxes, net of refunds received	21,113	75,005
Change in unrealized gain/ (loss) on securities available-for-sale, net of tax	1,619	(2,517)
Change in unrealized loss on cash flow hedges, net of tax	(1,274)	(699)
Change in unrealized gain on other, net of tax	1	15
Non-cash transactions:
Loans transferred to other real estate owned from held for sale or portfolio	7,379	11,832
Equity issued for acquisitions, including deferred acquisition obligations	3,303	10,625
Equity receivable related to June 18, 2010 investment agreement with Carlyle	6,268	—

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has four consolidated affiliate partners, consisting of Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (formerly Charter Bank) (“Charter”) (together, the “Banks”). The Investment Management segment has two consolidated affiliate partners, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has three consolidated affiliate partners, consisting of KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, the Company also holds a minority interest investment in Coldstream Holdings, Inc. (“Coldstream Holdings”).

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

The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Prior periods’ amounts are reclassified whenever necessary to conform to the current periods’ presentation.

The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Earnings Per Share

The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)

Basic earnings/ (loss) per share
Numerator:
Net income/ (loss) from continuing operations	$225	$(141)	$5,979	$4,119
Less: Net income attributable to noncontrolling interests	616	579	1,301	1,344

Net (loss)/ income from continuing operations attributable to the Company	(391)	(720)	4,678	2,775

Decrease/ (increase) in noncontrolling interests redemption value (1)	190	(1,624)	1,314	(2,771)
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	—	(4,879)	—	(9,246)
Accretion of discount on Series C Preferred stock (3)	(4,963)	(242)	(7,988)	(622)
Dividends on preferred stock	(1,387)	(1,356)	(2,954)	(3,867)

Total adjustments to income attributable to common shareholders	(6,160)	(8,101)	(9,628)	(16,506)

Net loss from continuing operations attributable to common shareholders	(6,551)	(8,821)	(4,950)	(13,731)
Net income/ (loss) from discontinued operations	1,509	(7,763)	1,545	(8,392)

Net loss attributable to common shareholders	$(5,042)	$(16,584)	$(3,405)	$(22,123)

Denominator:
Weighted average basic and diluted common shares outstanding (4)	68,787,389	67,860,696	68,331,183	66,264,319

Basic and diluted earnings/ (loss) per share:
Basic and diluted loss per share from continuing operations	$(0.09)	$(0.13)	$(0.07)	$(0.21)
Basic and diluted earnings/ (loss) per share from discontinued operations	$0.02	$(0.11)	$0.02	$(0.12)
Basic and diluted loss per share attributable to common shareholders	$(0.07)	$(0.24)	$(0.05)	$(0.33)

Dividends declared on common stock	$0.01	$0.01	$0.02	$0.02

(1)	See Part I. Item 1. “Notes to the Unaudited Consolidated Financial Statements—Note 10: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption value from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.
(2)	See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” for a description of the preferred stock that gave rise to the beneficial conversion feature. In accordance with ASC 480, the beneficial conversion feature is accounted for similar to a preferred stock dividend and reduces income attributable to common shareholders. The beneficial conversion feature on the Series B Preferred stock was fully accreted as of December 31, 2009.
(3)

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” for a description of the preferred stock that gave rise to the accretion of discount. In accordance with ASC 480, the accretion of the discount on the Series C Preferred stock is accounted for similar to a preferred stock dividend and reduces income attributable to common shareholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(4)	The diluted EPS computation for the three and six months ended June 30, 2010 and 2009 does not assume conversion of the convertible trust preferred securities or the Series B Preferred stock, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants issued to an affiliate of The Carlyle Group (“Carlyle”), because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Potential common shares from:
Convertible trust preferred securities	1,860	3,229	1,860	3,229
Conversion of the Series B Preferred stock	7,261	7,261	7,261	7,261
Exercise or contingent issuance of options or other dilutive securities	1,855	981	1,656	1,026

Total potential common shares	10,976	11,471	10,777	11,516

If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million and $0.9 million for the three and six month periods ended June 30, 2010, respectively, and $0.7 million and $1.5 million for the three and six month periods ended June 30, 2009, respectively, would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

If the effect of the conversion of the Series B Preferred stock would have been dilutive, preferred dividends related to the Series B Preferred stock of $0.1 million for the three and six month periods ended June 30, 2010 and 2009 would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

Options to purchase shares of common stock that were outstanding at June 30, 2010 were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the period. These shares excluded from the diluted EPS computation amounted to 4.6 million and 4.4 million for the three and six month periods ended June 30, 2010, respectively, and 5.2 million for both the three and six month periods ended June 30, 2009.

A warrant to purchase approximately 2.9 million shares of common stock (the “TARP warrant”) was outstanding at June 30, 2010 and 2009, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of the common shares for the three and six month periods ended June 30, 2010 and 2009.

(3)	Reportable segments

Management Reporting

The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the parent company (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2010 and 2009. Interest expense on junior subordinated debentures and a portion of the long-term debt are reported at the Holding Company.

	For the three months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2010	2009	2010	2009	2010	2009
			(In thousands)
Total Banks	$47,339	$41,944	$7,255	$10,094	$54,594	$52,038
Total Investment Managers	35	46	9,418	7,686	9,453	7,732
Total Wealth Advisors	(14)	18	9,305	8,496	9,291	8,514

Total Segments	47,360	42,008	25,978	26,276	73,338	68,284

Holding Company and Eliminations	(2,343)	(2,706)	(345)	665	(2,688)	(2,041)

Total Company	$45,017	$39,302	$25,633	$26,941	$70,650	$66,243

	For the three months ended June 30,
	Non-interest expense		Income tax (benefit)/expense		Net income/(loss) from continuing operations
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$36,117	$38,418	$10	$1,278	$3,505	$3,611
Total Investment Managers	7,483	6,914	582	398	1,388	420
Total Wealth Advisors	7,325	5,900	755	885	1,211	1,729

Total Segments	50,925	51,232	1,347	2,561	6,104	5,760

Holding Company and Eliminations	5,740	6,424	(2,549)	(2,564)	(5,879)	(5,901)

Total Company	$56,665	$57,656	$(1,202)	$(3)	$225	$(141)

	For the three months ended June 30,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (1)		Amortization of intangibles
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$—	$—	$3,505	$3,611	$86	$909
Total Investment Managers	340	(19)	1,048	439	869	964
Total Wealth Advisors	276	598	935	1,131	357	379

Total Segments	616	579	5,488	5,181	1,312	2,252

Holding Company and Eliminations	—	—	(4,370)	(13,664)	27	27

Total Company	$616	$579	$1,118	$(8,483)	$1,339	$2,279

	As of June 30,
	Assets (2)		Assets Under Management/ Advisory (“AUM”)
	2010	2009	2010	2009
	(In thousands)		(In millions)
Total Banks	$5,661,275	$5,483,004	$3,405	$3,241
Total Investment Managers	110,606	111,691	6,880	6,298
Total Wealth Advisors	72,854	74,260	7,210	6,400

Total Segments	5,844,735	5,668,955	17,495	15,939

Holding Company and Eliminations	22,974	1,596,783	(17)	(16)

Total Company	$5,867,709	$7,265,738	$17,478	$15,923

	For the six months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$93,886	$83,986	$16,069	$24,788	$109,955	$108,774
Total Investment Managers	72	93	18,571	15,790	18,643	15,883
Total Wealth Advisors	(14)	35	18,561	16,763	18,547	16,798

Total Segments	93,944	84,114	53,201	57,341	147,145	141,455

Holding Company and Eliminations	(4,617)	(5,403)	(140)	221	(4,757)	(5,182)

Total Company	$89,327	$78,711	$53,061	$57,562	$142,388	$136,273

	For the six months ended June 30,
	Non-interest expense		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$71,410	$71,611	$3,884	$4,688	$12,084	$10,419
Total Investment Managers	14,787	14,181	1,412	730	2,444	972
Total Wealth Advisors	14,649	12,217	1,457	1,537	2,441	3,044

Total Segments	100,846	98,009	6,753	6,955	16,969	14,435

Holding Company and Eliminations	11,852	11,274	(5,619)	(6,140)	(10,990)	(10,316)

Total Company	$112,698	$109,283	$1,134	$815	$5,979	$4,119

	For the six months ended June 30,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (1)		Amortization of intangibles
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$—	$—	$12,084	$10,419	$173	$1,166
Total Investment Managers	703	210	1,741	762	1,738	1,936
Total Wealth Advisors	598	1,134	1,843	1,910	705	759

Total Segments	1,301	1,344	15,668	13,091	2,616	3,861

Holding Company and Eliminations	—	—	(9,445)	(18,708)	53	55

Total Company	$1,301	$1,344	$6,223	$(5,617)	$2,669	$3,916

(1)	Net income/ (loss) from discontinued operations for the three months ended June 30, 2010 and 2009 of $1.5 million and $(7.8) million, respectively, and for the six months ended June 30, 2010 and 2009 of $1.5 million and $(8.4) million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.
(2)	At June 30, 2009, Holding Company and Eliminations assets include assets attributable to discontinued operations of $1.6 billion.

(4)	Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)

At June 30, 2010:
Available-for-sale securities at fair value:
U.S. government and agencies	$13,558	$157	$(2)	$13,713
Government-sponsored entities	282,979	2,307	(6)	285,280
Corporate bonds	11,564	49	(14)	11,599
Municipal bonds	197,992	5,036	(106)	202,922
Mortgage-backed securities (1)	207,694	6,999	(59)	214,634
Other	2,937	97	(67)	2,967

Total	$716,724	$14,645	$(254)	$731,115

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$687	$—	$—	$687
Government-sponsored entities	1,808	8	—	1,816
Other	500	—	—	500

Total	$2,995	$8	$—	$3,003

At December 31, 2009:
Available-for-sale securities at fair value:
U.S. government and agencies	$184,719	$3	$—	$184,722
Government-sponsored entities	187,557	1,400	(563)	188,394
Corporate bonds	15,961	—	(18)	15,943
Municipal bonds	179,008	5,680	(144)	184,544
Mortgage-backed securities (1)	306,761	5,909	(1,159)	311,511
Other	2,904	65	(51)	2,918

Total	$876,910	$13,057	$(1,935)	$888,032

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$4,001	$10	$—	$4,011
Other	500	—	—	500

Total	$4,501	$10	$—	$4,511

(1)	Most mortgage-backed securities are guaranteed by U.S. agencies or government-sponsored entities.

The following table sets forth the maturities of investment securities available-for-sale and held-to-maturity, based on contractual maturity, at June 30, 2010:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Within one year	$72,597	$73,201	$1,187	$1,187
After one, but within five years	365,479	371,488	1,208	1,214
After five, but within ten years	90,737	92,283	600	602
Greater than ten years	187,911	194,143	—	—

Total	$716,724	$731,115	$2,995	$3,003

(1)	Mortgage-backed securities are shown based on their final maturity, but due to prepayments they are expected to have shorter lives.

The following table sets forth the proceeds from sales of available-for-sale securities and the resulting gains and losses realized using the specific identification method.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds from sales	$139,115	$43,860	$366,636	$138,813
Realized gains	1,048	1,032	2,511	4,497
Realized losses	(61)	(81)	(92)	(103)

The following table sets forth information regarding securities at June 30, 2010 having temporary impairment due to the fair values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired. There were no held-to-maturity securities in an unrealized loss position at June 30, 2010.

	Less than 12 months		12 months or longer		Total		# of securities
Available-for-sale securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)

U.S. government and agencies	$931	$(2)	$—	$—	$931	$(2)	1
Government-sponsored entities	4,994	(6)	—	—	4,994	(6)	1
Corporate bonds	1,562	(14)	—	—	1,562	(14)	2
Municipal bonds	26,341	(99)	937	(7)	27,278	(106)	29
Mortgage-backed securities	17,785	(59)	—	—	17,785	(59)	7
Other	146	(17)	85	(50)	231	(67)	36

Total	$51,759	$(197)	$1,022	$(57)	$52,781	$(254)	76

The U.S. government and agencies security, government-sponsored entities security, and mortgage-backed securities in the table above had a Moody’s credit rating of AAA or a Standard and Poor’s credit rating of Aaa. The corporate bonds in the table above had Moody’s credit ratings of A2 and A3. Most of the municipal bonds in the table above had a Moody’s credit ratings of at least Aa3 or Standard and Poor’s credit rating of at least AA-, while five of the municipal bonds had a Moody’s credit rating of A1, and one municipal bond was not rated. The other securities consisted of equity securities.

These investments are not considered other-than-temporarily impaired for the following reasons: the decline in fair value on investments is primarily attributed to changes in interest rates and recent market volatility and not credit quality, the Company has no current intent to sell these securities nor is it more likely than not that it will have to sell these securities before recovery of their amortized cost basis. Decisions to hold or sell securities are influenced by the need for liquidity at the Banks, alternative investments, risk assessment, and asset liability management.

No impairment losses were recognized through earnings related to available-for-sale or held-to-maturity securities during the three and six month periods ended June 30, 2010 and 2009.

Cost method investments, which are included in other assets, can be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at June 30, 2010. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.7 million and $26.3 million in cost method investments included in other assets at June 30, 2010 and December 31, 2009, respectively.

(5)	Fair Value Measurements

Fair value is defined under GAAP as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value. Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	At June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Available-for-sale securities:
U.S. government and agencies	$13,713	$3,014	$10,699	$—
Government-sponsored entities	285,280	—	285,280	—
Corporate bonds	11,599	—	11,599	—
Municipal bonds	202,922	—	202,922	—
Mortgage-backed securities	214,634	—	214,634	—
Other	2,967	408	2,059	500

Total available-for-sale securities	731,115	3,422	727,193	500
Derivatives - interest rate floor	1,162	—	1,162	—
Derivatives - interest rate customer swaps	5,975	—	5,975	—
Derivatives - customer foreign exchange forward	13	—	13	—
Other investments	9,814	4,340	5,474	—

Liabilities:
Derivative - interest rate customer swaps (1)	$6,177	$—	$6,177	$—
Derivatives - customer foreign exchange forward (1)	13	—	13	—
Derivatives - junior subordinated debenture interest rate swap (1)	1,627	—	1,627	—

(1)	Derivatives - interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets on the consolidated balance sheets.

	Fair value measurements at reporting date using:
Description	At December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$184,722	$178,048	$6,674	$—
Government-sponsored entities	188,394	—	188,394	—
Corporate bonds	15,943	—	15,943	—
Municipal bonds	184,544	—	184,544	—
Mortgage-backed securities	311,511	—	308,360	3,151
Other	2,918	412	2,006	500

Total available-for-sale securities	888,032	178,460	705,921	3,651
Derivatives - interest rate floor	2,646	—	2,646	—
Derivatives - interest rate customer swaps	4,924	—	4,924	—
Other investments	9,628	4,176	5,452	—

Liabilities:
Derivatives - interest rate customer swaps (1)	$5,053	$—	$5,053	$—

(1)	Derivatives - interest rate customer swaps (liabilities) is netted with the derivative assets within other assets on the consolidated balance sheets.

At June 30, 2010, available-for-sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments—two Community Reinvestment Act (“CRA”) loan funds (which are categorized as other available-for-sale securities)—had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

At December 31, 2009, available-for-sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments—one mortgage-backed security and two CRA loan funds (which are categorized as other available-for-sale securities)—have unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

Currently, the Company uses an interest rate floor, interest rate customer swaps, a junior subordinated debenture interest rate swap, and customer foreign exchange forward contracts to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 8: Derivatives and Hedging Activities” for further details.

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

Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts for the benefit of certain employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement.

The following table presents a rollforward of the Level 3 assets for the three and six months ended June 30, 2010:

	Balance at March 31, 2010	Purchases, (sales), issuances and (settlements), net	Transfers into (out of) Level 3 (1)	Unrealized gains (losses)	Amortization	Balance at June 30, 2010
			(In thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other available-for-sale investments	500	—	—	—	—	500

Total Level 3 assets	$500	$—	$—	$—	$—	$500

	Balance at December 31, 2009	Purchases, (sales), issuances and (settlements), net	Transfers into (out of) Level 3 (1)	Unrealized gains (losses)	Amortization	Balance at June 30, 2010
			(In thousands)
Mortgage-backed securities	$3,151	$—	$(3,151)	$—	$—	$—
Other available-for-sale investments	500	—	—	—	—	500

Total Level 3 assets	$3,651	$—	$(3,151)	$—	$—	$500

(1)	One Mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis for which there was an adjustment to fair value during the three and six months ended June 30, 2010 and during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements recorded during the three months ended:
Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$21,806	$—	$—	$21,806
OREO (2)	1,273	—	—	1,273

	$23,079	$—	$—	$23,079

(1)	Collateral-dependent impaired loans that had write-downs in fair value or whose specific reserve changed during the second quarter of 2010.
(2)	Two OREO properties had write downs during the second quarter of 2010.

		Fair value measurements recorded during the six months ended:
Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$26,697	$—	$—	$26,697
OREO (2)	4,234	—	—	4,234

	$30,931	$—	$—	$30,931

(1)	Collateral-dependent impaired loans that had write-downs in fair value or whose specific reserve changed during the first six months of 2010.
(2)	Five OREO properties had write downs during the first six months of 2010.

		Fair value measurements recorded during the year ended:
Description	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$25,650	$—	$—	$25,650
Loans held for sale (2)	473	—	—	473
OREO (3)	6,129	—	—	6,129
Goodwill and identifiable intangible assets (4)	3,654	—	—	3,654

	$35,906	$—	$—	$35,906

(1)	Collateral-dependent impaired loans held at December 31, 2009 that had write-downs in fair value or whose specific reserve changed during 2009.
(2)	Two loans held for sale at December 31, 2009 had write downs during 2009.
(3)	Six OREO properties held at December 31, 2009 had write downs during 2009.
(4)	Goodwill and identifiable intangible assets at one affiliate partner had write downs during 2009.

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

The loans held for sale in the table above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which had an adjustment to fair value during the year ended December 31, 2009. The fair value of these loans held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company’s agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement.

The OREO in the tables above includes those properties that had an adjustment to fair value during the three and six months ended June 30, 2010 and during the year ended December 31, 2009. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.

The goodwill and identifiable intangible assets in the table above includes the goodwill and identifiable intangible assets at one affiliate that had an adjustment to fair value during the year ended December 31, 2009. The Company utilized a weighted average of the income and market approaches, with 80% from the income and 20% from the market approach, to determine fair value. Therefore they have been categorized as a Level 3 measurement. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 10: Goodwill and Other Intangible Assets” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the fair value measurement techniques employed.

The following table presents the book and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	June 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$235,789	$235,789	$447,460	$447,460
Held-to-maturity securities	2,995	3,003	4,501	4,511
Loans, net (including loans held for sale)	4,435,577	4,528,184	4,251,310	4,314,744
Other financial assets	123,447	123,447	123,979	123,979
FINANCIAL LIABILITIES:
Deposits	4,380,793	4,389,791	4,255,219	4,265,309
Securities sold under agreements to repurchase	110,274	114,263	243,377	246,592
Federal funds purchased	30,000	29,995	—	—
Federal Home Loan Bank borrowings	505,620	533,492	555,012	577,705
Junior subordinated debentures	193,645	164,662	193,645	156,568
Other financial liabilities	12,713	12,713	15,588	15,588

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

Held-to-maturity securities

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

The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company’s evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; and the second quarter 2010 redemption at par of a portion of FHLB stock held by the Company’s Northern California and Southern California Banks (both of whom are members of the San Francisco FHLB).

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

Federal funds purchased

The carrying amount of federal funds purchased approximates fair value due to their short-term nature.

Federal Home Loan Bank borrowings

The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company’s estimated current incremental borrowing rate for FHLB borrowings of similar maturities.

Junior subordinated debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at June 30, 2010 and December 31, 2009. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities.

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

	June 30, 2010	December 31, 2009
	(In thousands)
Commercial loans: (1)
New England	$1,048,562	$943,740
Northern California	946,171	927,074
Southern California	226,215	231,684
Pacific Northwest	106,607	111,039
Eliminations and other, net	(315)	(517)

Total commercial loans	$2,327,240	$2,213,020

Construction and land loans:
New England	$105,642	$117,817
Northern California	134,153	161,839
Southern California	3,068	7,719
Pacific Northwest	16,966	28,286

Total construction and land loans	$259,829	$315,661

Residential mortgage loans:
New England	$1,134,756	$1,113,842
Northern California	262,762	219,394
Southern California	158,425	124,212
Pacific Northwest	45,771	37,255

Total residential mortgage loans	$1,601,714	$1,494,703

Home equity and other consumer loans:
New England	$197,410	$179,792
Northern California	73,452	74,192
Southern California	18,078	20,947
Pacific Northwest	6,206	5,278
Eliminations and other, net	2,272	3,447

Total home equity and other consumer loans	$297,418	$283,656

Total loans	$4,486,201	$4,307,040

(1)	Commercial and industrial loans and commercial real estate loans are included in the commercial loans line item in the table above and on the consolidated balance sheets.

At June 30, 2010, non-accrual loans were $100.3 million, an increase of $10.0 million, or 11%, from $90.3 million at December 31, 2009. Included with non-accrual loans are $3.0 million of the Southern California non-strategic loans held for sale.

At June 30, 2010, loans with an aggregate balance of $7.5 million were 30-89 days past due, a decrease of $13.7 million, or 64%, as compared to $21.2 million at December 31, 2009.

There were no loans past due 90 days or more and still accruing interest at June 30, 2010 or December 31, 2009.

Impaired loans are generally included within the balance of non-accrual loans. At June 30, 2010, impaired loans totaled $95.4 million, as compared to $83.2 million at December 31, 2009. At June 30, 2010, $22.2 million of the impaired loans had $4.4 million in specific allocations to the general reserve. The remaining $73.2 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

(7)	Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $79.1 million and $68.4 million at June 30, 2010 and December 31, 2009, respectively.

The increased level of allowance for loan losses in 2010 reflects the higher amount of classified loans, particularly in the New England and Northern California regions, recent historical charge-off trends and current economic conditions. An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses as of both June 30, 2010 and December 31, 2009.

The following table summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Allowance for loan losses, beginning of period	$73,262	$67,591	$68,444	$64,091
Provision for loan losses	14,962	8,731	22,577	22,056
Charge-offs	(10,212)	(5,438)	(15,576)	(15,818)
Recoveries	1,061	118	3,628	673

Allowance for loan losses, end of period	$79,073	$71,002	$79,073	$71,002

The balance for the reserve for unfunded loan commitments, which is included in the consolidated balance sheets in other liabilities, totaled $2.9 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively.

(8)	Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and December 31, 2009.

	June 30, 2010				December 31, 2009
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
	(In thousands)

Derivatives designated as hedging instruments:

Interest rate products	Other assets	$1,162	Other assets	$(1,627)	Other assets	$2,646	Other assets	$—

Derivatives not designated as hedging instruments:

Interest rate products (1)	Other assets	5,975	Other assets	(6,177)	Other assets	4,924	Other assets	(5,053)

Foreign exchange contracts (1)	Other assets	13	Other assets	(13)	Other assets	—	Other assets	—

Total		$7,150		$(7,817)		$7,570		$(5,053)

(1)	Interest rate product and foreign exchange contracts derivative liabilities are netted with interest rate product and foreign exchange contracts derivative assets within other assets on the consoldiated balance sheet.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Company has entered into an interest rate floor and an interest rate swap as part of its interest rate risk management strategy. One of the affiliate Banks entered into a $100 million prime-based interest rate floor (the “Floor”) to protect against movements in interest rates below the Floor’s strike rate of 6.5% over the life of the agreement. The Floor has an effective date of November 1, 2005, and a maturity date of November 1, 2010. The Floor hedges the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor is designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Bank affiliate each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor. The Holding Company also entered into one interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company’s cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising interest rates. The interest rate swap is a forward starting hedge with an effective date of December 30, 2010 and a term of five years. The swap is forward starting as that is the date the debt is scheduled to switch from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap will effectively fix the Holding Company’s interest rate payments on the $75 million of debt at 4.45%.

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company and the Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2010 and 2009. The Holding Company and Bank affiliate also monitor the risk of counterparty default on an ongoing basis.

Interest payments received from loans that prepay are included in the hedged portfolio due to the guidance in ASC 815, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s variable-rate assets or liabilities. During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase to interest income and $0.7 million will be reclassified as an increase in interest expense.

During the three and six months ended June 30, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for both the three and six months ended June 30, 2010 and 2009.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from two different services the Bank affiliate provides to qualified commercial clients. The Bank affiliate offers certain derivative products directly to such clients. The Bank affiliate economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three and six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the Bank affiliate had 18 interest rate swaps with an aggregate notional amount of $183.2 million and $184.2 million, respectively, related to this program. As of June 30, 2010, the Bank affiliate also had nine foreign currency exchange contracts with a notional amount of $4.7 million related to this program. There were no foreign currency exchange contracts as of December 31, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009

Interest rate products	$(1,578)	$(78)	Interest income	$757	$763
			Other income / expense	(1)	(1)

Total	$(1,578)	$(78)		$756	$762

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009

Interest rate products	$(1,478)	$233	Interest income	$1,506	$1,516
			Other income / expense	(5)	(6)

Total	$(1,478)	$233		$1,501	$1,510

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended June 30,
		2010	2009

Interest rate products	Other income / expense	$(61)	$(140)

Total		$(61)	$(140)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Six Months Ended June 30,
		2010	2009

Interest rate products	Other income / expense	$(74)	$(7)

Total		$(74)	$(7)

The Holding Company and Bank affiliate have agreements with its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank affiliate could also be declared in default on its derivative obligations. The Bank affiliate was in compliance with these provisions as of June 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of June 30, 2010.

The Holding Company and Bank affiliate also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank affiliate would be required to settle its obligations under the agreements. The Bank affiliate was in compliance with these provisions as of June 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of June 30, 2010.

Certain of the Holding Company and Bank affiliate’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or Bank affiliate’s creditworthiness in an adverse manner, the Holding Company or Bank affiliate may be required to fully collateralize its obligations under the derivative instruments. The Bank affiliate was in compliance with these provisions as of June 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.7 million and $2.4 million, respectively. As of June 30, 2010, the Company and Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.6 million and $0.3 million, respectively, against its obligations under these agreements.

(9)	Income Taxes

Due to the divestiture of BPVI, Sand Hill, RINET, Gibraltar, and Westfield during the year ended December 31, 2009, the results of operations related to BPVI, Sand Hill, RINET, Gibraltar, and Westfield are included in discontinued operations. The pretax profits and losses attributable to investors other than the Company are reflected under noncontrolling interests in the table below. The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Six months ended June 30,
	2010	2009
	(In thousands)
Income from continuing operations:
Income before income taxes	$7,113	$4,934
Income tax expense	1,134	815

Net income from continuing operations	$5,979	$4,119

Effective tax rate, continuing operations	15.9%	16.5%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$2,474	$(10,801)
Income tax expense/ (benefit)	929	(2,409)

Net income/ (loss) from discontinued operations	$1,545	$(8,392)

Effective tax rate, discontinued operations	37.6%	22.3%

Income attributable to noncontrolling interests:
Income before income taxes	$1,301	$1,344
Income tax expense	—	—

Net income attributable to noncontrolling interests	$1,301	$1,344

Effective tax rate, noncontrolling interests	0.0%	0.0%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$8,286	$(7,211)
Income tax expense/ (benefit)	2,063	(1,594)

Net income/ (loss) attributable to the Company	$6,223	$(5,617)

Effective tax rate, attributable to the Company	24.9%	22.1%

The effective tax rate for the six months ended June 30, 2010 was calculated based on a projected 2010 annual effective tax rate. The effective tax rate for continuing operations was 15.9%, with related tax expense of $1.1 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, tax credits, officers’ life insurance, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes and executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (the “TARP CPP”).

The effective tax rate for the six months ended June 30, 2009 was calculated based on a projected 2009 annual effective tax rate. The effective tax rate for continuing operations was 16.5%, with related tax expense of $0.8 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, tax credits, officers’ life insurance, and income attributable to noncontrolling interests. These savings were partially offset by prior year provision to return differences, state and local income taxes and executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the Treasury’s TARP CPP.

(10)	Noncontrolling Interests

Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $0.6 million for the three months ended June 30, 2010 and 2009, and $1.3 million for the six months ended June 30, 2010 and 2009. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation. Decreases in redemption value from period to period increase income attributable to common shareholders for purposes of EPS computation, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $19.7 million and $51.9 million are included in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes the estimated maximum redemption amounts by affiliate:

	At June 30, 2010	At December 31, 2009
	(in thousands)
Anchor	$11,700	$12,973
BOS	4,685	5,159
DGHM	1,445	1,843
DTC	1,842	1,828
KLS (1)	—	30,047

Total	$19,672	$51,850

(1)	In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original Agreement.

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	For the six months ended June 30,
	2010	2009
	(In thousands)
Balance at beginning of year	$51,850	$50,167
Net income attributable to noncontrolling interests	1,301	1,344
KLS redemption	(29,691)	—
Distributions	(1,286)	(391)
Adjustment to redemption value, net	(2,502)	237

Balance at June 30	$19,672	$51,357

(11)	Equity

During 2010, the Company entered into four transactions that had an impact on stockholders’ equity.

On June 21, 2010, the Company completed a public offering of its common stock in which 4.7 million shares were sold to the public at a price of $6.10 per share, for total net proceeds, after underwriters’ discount and other related costs, of $27.0 million.

Related to the public offering, on June 18, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Carlyle pursuant to which the Company raised approximately $6.3 million. Under the terms of the Investment Agreement, Carlyle agreed to purchase 1.1 million shares of the Company’s common stock pursuant to Carlyle’s exercise of its gross up option under an investment agreement between the Company and Carlyle dated July 22, 2008. However, due to the timing of the Investment Agreement in relation to the quarter end, the delayed delivery date for the securities, which was ten business days after the closing date of June 22, occurred on July 7, 2010. This transaction created a receivable as of June 30, 2010 which is contained in other assets, and is offset in additional paid-in capital, on the consolidated balance sheet. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 13: Subsequent Events” for further details of the settlement of the Investment Agreement in July 2010.

On June 16, 2010, the Company redeemed $104.0 million of the Company’s outstanding Series C Preferred stock that was issued to the Treasury pursuant to the TARP CPP in November of 2008. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accelerated the remaining $5.0 million of the discount on the Series C Preferred stock. The discount accretion is treated as a preferred dividend for earnings per share purposes and thereby reduces net income attributable to common shareholders and earnings per share.

On January 13, 2010, the Company redeemed $50.0 million of the Company’s outstanding Series C Preferred stock that was issued to the the Treasury pursuant to the TARP CPP in November of 2008. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accreted $2.7 million of the discount on the Series C Preferred stock. The discount accretion is treated as a preferred dividend for earnings per share purposes and thereby reduces net income attributable to common shareholders and earnings per share.

(12)	Recent Accounting Developments

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

(13)	Subsequent Events

The Company evaluated subsequent events through the date the accompanying unaudited interim financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the financial statements, other than the following:

On July 7, 2010, the Company issued 1.1 million shares for $6.3 million in settlement of the Investment Agreement with Carlyle, as discussed in Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 11: Equity.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of and for the three and six months ended June 30, 2010

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the second quarter of 2010. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,
	2010	2009	Change	% Change
	(In thousands, except per share data)
Total revenues	$70,650	$66,243	$4,407	7%
Provision for loan losses	14,962	8,731	6,231	71%
Total operating expenses	56,665	57,656	(991)	-2%
Net income/ (loss) from continuing operations	225	(141)	366	nm
Net income attributable to noncontrolling interests	616	579	37	6%
Net income/ (loss) from discontinued operations	1,509	(7,763)	9,272	nm
Net income/ (loss) attributable to the Company	1,118	(8,483)	9,601	nm

(Loss)/ earnings per share:
From continuing operations	$(0.09)	$(0.13)	$0.04	31%
From discontinued operations	0.02	(0.11)	0.13	nm
Attributable to the Company	(0.07)	(0.24)	0.17	71%

nm not meaningful

The Company recorded net income attributable to the Company of $1.1 million in the three months ended June 30, 2010 compared to a net loss attributable to the Company of $8.5 million in the same period of 2009. The Company recognized a loss per share of $0.07 for the three months ended June 30, 2010, compared to a loss per share of $0.24 for the same period of 2009.

Key items that affected the Company’s second quarter 2010 results include:

•

A $6.2 million, or 71%, increase in provision for loan losses to $15.0 million for the three months ended June 30, 2010 from $8.7 million for the same period in 2009. The increase was primarily due to charge-offs and additional classified loans in the Northern California commercial real estate portfolio.

•

A 15 basis point increase in net interest margin (“NIM”) to 3.29% from 3.14% for the three month periods ended June 30, 2010 and 2009, respectively. A six basis point increase in NIM to 3.24% from 3.18% for the six month periods ended June 30, 2010 and 2009, respectively.

•

The full repurchase of the remaining $104.0 million of Series C Preferred stock issued under the U.S. Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (the “TARP CPP”) in June 2010. The repurchase triggered an acceleration of the accretion of the discount on the Series C Preferred stock of $5.0 million. The accretion, which is treated as a preferred stock dividend in the calculation of earnings per share, and the preferred dividends paid on the Series C Preferred stock, reduced earnings per share by $0.09 for the quarter.

•

The issuance of 4.7 million shares of common stock through a public offering in June 2010, which added $27.0 million of capital at June 30, 2010. In addition to the public offering, the Company agreed to issue common stock to Carlyle pursuant to Carlyle’s gross up rights, which added an additional $6.3 million of capital at June 30, 2010.

Except for the Northern California bank, credit quality improved during the quarter, as evidenced by decreased loan charge-offs, decreased past due loans, and, for two of the Banks, decreased non-performing assets.

The Company’s Private Banking segment reported net income of $3.5 million in the second quarter of 2010, compared to net income of $3.6 million in the same period of 2009. The $0.1 million decrease in net income was a result of the following items: a higher provision for loan losses as described above, and lower non-interest income due to lower volume of loan sales and increases in losses on sales of other real estate owned (“OREO”) in the second quarter of 2010 as compared to the same period of 2009. These changes were partially offset by increased net interest income due primarily to lower rates paid on deposits and decreased operating expenses compared to 2009 which included a Federal Deposit Insurance Corporation (“FDIC”) insurance special assessment.

The Company’s Investment Management segment reported net income of $1.0 million in the second quarter of 2010, compared to net income of $0.4 million in the same period of 2009. The $0.6 million increase was primarily due to a $1.7 million, or 22%, increase in investment management and trust fees for the second quarter of 2010 compared to the same period in 2009. The increase in investment management and trust fees was related to a $0.6 billion, or 9%, increase in assets under management/advisory (“AUM”) from June 30, 2009, of which $1.1 billion related to market appreciation, partially offset by $0.5 billion in net outflows. During the second quarter of 2010, the Investment Management segment experienced a $0.3 billion market depreciation, which will negatively affect the third quarter’s revenue as 85% of fees are billed quarterly in advance.

The Company’s Wealth Advisory segment reported net income of $0.9 million in the second quarter of 2010, compared to net income of $1.1 million in the same period of 2009. The $0.2 million, or 17%, decrease in net income was primarily due to a $1.3 million, or 33%, increase in compensation expense related to new compensation agreements that went into effect in 2010 and increased headcount. This increased expense was partially offset by an increase in wealth advisory fees of $0.8 million, or 10%, due to a $0.8 billion, or 13%, increase in AUM from June 30, 2009, of which $0.4 billion related to market appreciation and $0.4 billion related to net inflows. Also offsetting the increased expense was a $0.3 million decrease in income attributable to noncontrolling interests primarily due to the elimination of a noncontrolling interest at KLS as a result of the Company’s acquisition of the remaining 19% interest in KLS in January 2010.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2010	December 31, 2009	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,016,840	$1,387,483	$(370,643)	-27%
Loans held for sale	28,449	12,714	15,735	124%
Total loans	4,486,201	4,307,040	179,161	4%
Less: allowance for loan losses	79,073	68,444	10,629	16%

Net loans	4,407,128	4,238,596	168,532	4%
Goodwill and intangible assets	147,451	150,117	(2,666)	-2%
Other assets	267,841	260,355	7,486	3%

Total assets	$5,867,709	$6,049,265	$(181,556)	-3%

Liabilities and Equity:
Deposits	$4,380,793	$4,255,219	$125,574	3%
Total borrowings	839,539	992,034	(152,495)	-15%
Other liabilities	87,039	99,008	(11,969)	-12%

Total liabilities	5,307,371	5,346,261	(38,890)	-1%
Redeemable noncontrolling interests	19,672	51,850	(32,178)	-62%
Total stockholders’ equity	540,666	651,154	(110,488)	-17%

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$5,867,709	$6,049,265	$(181,556)	-3%

Total Assets. Total assets decreased $181.6 million, or 3%, to $5.9 billion at June 30, 2010 from $6.0 billion at December 31, 2009. The repurchase of the Series C Preferred stock from the Treasury was the primary driver of this decrease.

Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $370.6 million, or 27%, to $1.0 billion, or 17% of total assets in 2010 from $1.4 billion or 23% of total assets in 2009. The decrease was primarily due to the $211.7 million, or 47%, decrease in cash and cash equivalents and the $158.4 million, or 18%, decrease in investment securities. The decrease in cash and cash equivalents is primarily related to the level of loan growth and borrowing paydowns that were not offset by deposit growth, and the decrease in investment securities is primarily due to the Holding Company liquidating a portion of its investment portfolio during the first six months of 2010 to fund its $154.0 million repurchase of its Series C Preferred stock and the $29.7 million payment to the minority shareholders of KLS to acquire the remaining 19% interest in KLS along with additional consideration paid for performance targets negotiated in the original agreement with KLS.

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

Investment maturities, principal payments and sales of the Company’s available-for-sale and held-to-maturity securities provided $0.6 billion of cash proceeds during the first half of 2010, and $0.4 billion was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The sale of investments resulted in recognized gains for the three and six months ended June 30, 2010 of $1.0 million and $2.4 million, respectively, due to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company’s available-for-sale investment portfolio carried a total of $14.6 million of unrealized gains and $0.3 million of unrealized losses at June 30, 2010, compared to $13.1 million of unrealized gains and $1.9 million of unrealized losses at December 31, 2009.

No impairment losses were recognized through earnings related to available-for-sale or held-to-maturity securities during the three and six month periods ended June 30, 2010 and 2009. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at June 30, 2010, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 4: Investments” for further details of the Company’s investment securities.

Loans held for sale. Loans held for sale increased $15.7 million to $28.4 million at June 30, 2010 from $12.7 million at December 31, 2009. Included in loans held for sale at June 30, 2010 are $18.5 million of second mortgage loans that were transferred in from the loan portfolio during the second quarter of 2010 and are expected to be sold in the third quarter of 2010. Boston Private Bank periodically sells small balances of second mortgages related to their first time home buyer program as part of their overall asset liability management program when favorable prices for these type of loans are available in the secondary market. Also included in the total loans held for sale at June 30, 2010 is $3.0 million of the Company’s non-strategic Southern California portfolio loans. During the first six months of 2010, two of the five loans remaining in the non-strategic Southern California portfolio at December 31, 2009 were transferred to OREO. For these types of loans, the Company believes it will be easier to sell the asset as an OREO property versus as a loan, as there are fewer legal restrictions associated with an OREO property. Other factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk.

Goodwill and intangible assets, net. Goodwill and intangible assets decreased $2.7 million, or 2%, to $147.5 million at June 30, 2010 from $150.1 million at December 31, 2009. The decrease is primarily due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles—Goodwill and Other. Management concluded that a triggering event occurred at June 30, 2010, due to the Company’s market capitalization decreasing to less than book value as of that date. Management’s test consisted of an evaluation of the relationship of aggregate fair values of its reporting units to the Company’s overall market capitalization and book value. Upon comparison of the fair values of its reporting units to their respective book values, management concluded that there was no impairment of goodwill or intangible assets at June 30, 2010.

Other Assets. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, income tax receivable and deferred, and other, increased $7.5 million, or 3%, to $267.8 million at June 30, 2010 from $260.4 million at December 31, 2009. The increase is primarily due to the change in income taxes receivable and deferred, partially offset by decreases in other assets and OREO.

Income taxes receivable and deferred increased $18.1 million, or 35%, to $70.4 million at June 30, 2010 from $52.3 million at December 31, 2009. The increase is due primarily to income tax payments made during the six months ended June 30, 2010.

OREO decreased $4.5 million, or 27%, to $12.1 million at June 30, 2010 from $16.6 million at December 31, 2009. OREO consisted of 15 properties at both June 30, 2010 and December 31, 2009. The decrease is primarily due to additional valuation allowances taken on existing OREO properties, particularly in Northern California, and sales of OREO properties, partially offset by loans transitioning into OREO and gains on sales of OREO properties.

Other assets, other, consisting primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $4.6 million, or 3%, to $131.9 million at June 30, 2010 from $136.5 million at December 31, 2009. The decrease is primarily due to the settlement of receivables and the recognition of a portion of the prepaid FDIC insurance expense at the Banks.

Deposits. Total deposits increased $125.6 million, or 3%, to $4.4 billion, at June 30, 2010, from $4.3 billion at December 31, 2009. The increase in deposits is primarily due to organic growth of the Banks’ core deposits and money market accounts, partially offset by a decrease in retail certificates of deposit. The Banks participate in the FDIC’s Transaction Account Guarantee Program (the “TAGP”), which is a portion of the FDIC’s Temporary Liquidity Guarantee

Program. The TAGP insures all of the Company’s demand deposit accounts and currently insures certain NOW accounts. The TAGP had been scheduled to expire on December 31, 2010, however, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provides that the FDIC must fully insure all noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. The extension of FDIC insurance coverage for noninterest-bearing transaction accounts does not apply to NOW accounts paying low rates of interest and certain other accounts (generally those paying minimal interest) that are currently covered by the TAGP. The Banks elected to participate in the TAGP extension through December 31, 2010. FDIC insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act covers each FDIC-insured bank, including the Banks, after December 31, 2010, i.e., after December 31, 2010 a bank does not have a right to opt out of such FDIC insurance coverage. The FDIC has indicated that it will issue a rulemaking to implement this provision of the Dodd-Frank Act as early as autumn 2010.

The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.

The following table shows the composition of the Company’s deposits at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Balance	As a % of total	Balance	As a % of total
	(In thousands)
Demand deposits (non-interest bearing)	$886,331	20%	$835,676	19%
NOW	345,719	8%	348,674	8%
Savings	174,972	4%	158,508	4%
Money market	1,689,768	39%	1,447,811	34%
Certificates of deposit under $100,000	310,102	7%	373,360	9%
Certificates of deposit $100,000 or greater	973,901	22%	1,091,190	26%

Total deposits	$4,380,793	100%	$4,255,219	100%

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”), federal funds purchased, and junior subordinated debentures) decreased $152.5 million, or 15%, to $839.5 million at June 30, 2010 from $992.0 million at December 31, 2009. Repurchase agreements decreased $133.1 million, or 55%. Many commercial bank customers who previously chose repurchase agreements in lieu of deposit products have switched to demand deposit accounts as they are 100% insured under the TAGP. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings decreased $49.4 million, or 9%. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth. Since deposit growth has exceeded loan growth, the Banks have reduced the amount of FHLB borrowings, as this type of funding typically has a higher interest cost than deposits. Federal funds purchased increased $30.0 million due to balancing short-term funding needs with low cost borrowings.

Other liabilities. Other liabilities, consisting of accrued interest, bonus and other accrued expenses, decreased $12.0 million, or 12%, to $87.0 million at June 30, 2010 from $99.0 million at December 31, 2009. The decrease is due to payments on 2009 accrued compensation, the reduction in the Company’s deferred acquisition obligations to Anchor’s minority shareholders as a result of a payment made in the first quarter of 2010 pursuant to the terms of the acquisition agreement, and decreases in accrued interest payable.

Loan Portfolio and Credit Quality

Loans. Total portfolio loans increased $179.2 million, or 4%, to $4.5 billion, or 76% of total assets, at June 30, 2010, from $4.3 billion, or 71% of total assets at December 31, 2009. Increases in commercial mortgages of $114.2 million, or 5%, and in residential loans of $107.0 million, or 7%, were partially offset by a decrease in construction and land loans of $55.8 million, or 18%. In general, the Company continues to have lower loan growth in 2010 and 2009 than in previous years as economic conditions have reduced the demand for commercial loans and our Banks have generally reduced or stopped originating construction and land loans. The Company has been focusing more on residential loan growth as a source of high quality earning assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Allowance for Loan Losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $79.1 million and $68.4 million at June 30, 2010 and December 31, 2009, respectively.

The allowance for loan losses at June 30, 2010 increased $10.6 million, or 16%, from December 31, 2009. The increase in the allowance for loan losses is a result of the provision for loan losses of $22.6 million, partially offset by charge-offs, net of recoveries, of $11.9 million. This increase primarily reflects the higher level of classified loans, continued loan charge-offs, other qualitative risk factors, and growth in the loan portfolio, offset slightly by a change in the mix of loan types in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

The following table presents a summary by geography of loans charged off, net of recoveries, for the three and six months ended June 30, 2010 and 2009, respectively. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loans charged off/ (recovered):
New England	$1,784	$1,392	$2,822	$1,392
Northern California	7,216	1,216	9,005	1,322
Southern California	444	1,760	(411)	5,542
Pacific Northwest	(293)	952	532	6,889

Total net loans charged off	$9,151	$5,320	$11,948	$15,145

The following table presents a summary by loan type of loans charged off, net of recoveries, for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loans charged off/ (recovered):
Commercial and industrial (1)	$1,750	$2,380	$342	$5,778
Commercial real estate (1)	6,449	578	8,925	650
Construction and land	846	2,130	2,497	8,383
Residential mortgage	114	216	158	248
Home equity and other consumer	(8)	16	26	86

Total net loans charged off	$9,151	$5,320	$11,948	$15,145

(1)	Commercial and industrial loans and commercial real estate loans charged off had been included in the commercial loans line item on the consolidated balance sheets.

Risk Elements. The Company’s non-performing assets include non-accrual loans (including the Southern California non-strategic loans held for sale), and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Non-performing assets increased $5.4 million, or 5%, to $112.4 million, or 1.92% of total assets at June 30, 2010, from $106.9 million, or 1.77% of total assets at December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	June 30, 2010	December 31, 2009
	(In thousands)
Non-accrual loans:
New England	$14,638	$8,346
Northern California	54,397	37,584
Southern California (1)	17,726	21,953
Pacific Northwest	13,505	22,455

Total non-accrual loans	$100,266	$90,338

Loans 30-89 days past due and accruing:
New England	$4,474	$6,658
Northern California	392	6,799
Southern California	2,628	4,259
Pacific Northwest	33	3,478

Total loans 30-89 days past due	$7,527	$21,194

Accruing classified loans: (2)
New England	$12,867	$14,534
Northern California	24,723	14,768
Southern California	11,838	8,117
Pacific Northwest	11,732	15,118

Total accruing classified loans	$61,160	$52,537

(1)	Includes loans held for sale of $3.0 million and $3.6 million as of June 30, 2010 and December 31, 2009, respectively.
(2)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

There were no loans past due 90 days or more and still accruing interest at June 30, 2010 or December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	June 30, 2010	December 31, 2009
	(In thousands)
Non-accrual loans: (1)
Commercial and industrial (2)	$19,591	$10,434
Commercial real estate (2)	43,922	37,111
Construction and land	30,846	35,406
Residential mortgage	5,252	7,017
Home equity and other consumer	655	370

Total non-accrual loans	$100,266	$90,338

Loans 30-89 days past due and accruing:
Commercial and industrial (2)	$2,259	$6,370
Commercial real estate (2)	2,254	1,782
Construction and land	—	3,799
Residential mortgage	2,671	8,346
Home equity and other consumer	343	897

Total loans 30-89 days past due	$7,527	$21,194

Accruing classified loans: (3)
Commercial and industrial (2)	$18,247	$20,884
Commercial real estate (2)	36,349	25,225
Construction and land	5,593	6,155
Residential mortgage	971	148
Home equity and other consumer	—	125

Total accruing classified loans	$61,160	$52,537

(1)	Includes loans held for sale of $3.0 million and $3.6 million as of June 30, 2010 and December 31, 2009, respectively.
(2)	Commercial and industrial loans and commercial real estate loans are included in the commercial loans line item on the consolidated balance sheets.
(3)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

The level of non-performing assets and accruing classified loans is impacted by general business and economic conditions in the United States including interest rates, inflation, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, trends in unemployment levels, and the strength of the local economies in which the Company operates.

A rollforward of non-accrual loans is presented in the table below:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Non-accrual loans, beginning of period	$88,079	$67,619	$90,338	$63,991
Transfers into non-accrual status	39,527	39,509	59,479	71,968
Transfers out to OREO	(1,030)	(3,232)	(7,379)	(11,832)
Transfers out to accrual status	(9,307)	(4,431)	(9,702)	(8,509)
Charge offs	(9,689)	(4,097)	(14,930)	(11,779)
Paid off/paid down/sold	(7,314)	(11,902)	(17,540)	(20,373)

Non-accrual loans, end of period	$100,266	$83,466	$100,266	$83,466

At June 30, 2010, loans with an aggregate balance of $7.5 million, or 0.17% of total loans, were 30-89 days past due, a decrease of $13.7 million, or 64%, as compared to $21.2 million, or 0.49% of total loans, at December 31, 2009. The Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the local economy or in the real estate market where the collateral is located could lead to these delinquent loans transferring to non-accrual status with a corresponding downgrade of the loans’ credit ratings. Downgrades in credit ratings generally result in additional charges to the provision for loan losses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There were no loans 90 days past due, but still accruing, as of June 30, 2010 or December 31, 2009. The Banks’ general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a three to six month history of making timely payments. For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six to nine months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

Net charge-offs of $11.9 million were recorded through the first six months of 2010. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. In times of economic downturns, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. For the first six months of 2010, 75% of the net charge-offs related to the Northern California market. Of the $11.9 million in net charge-offs recorded in 2010, $8.9 million were in commercial real estate loans (65% of which related to the Northern California market), $2.5 million were in construction and land loans (63% of which related to the Northern California market), and the balance of $0.5 million was in other loan categories.

Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Banks’ geographic regions, interest rates, and seasonality. These factors are generally not within the Company’s control. A decline in the fair values of the collateral for the non-performing assets could result in additional future provision for loan losses depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Banks may continue to obtain newer appraisals especially during periods of declining values.

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

Substandard-rated loans may be either accruing or non-accruing based on the various credit factors of each individual loan. At June 30, 2010, the Company had accruing classified substandard loans of $61.2 million, an increase of $8.6 million, or 16%, compared to $52.5 million at December 31, 2009. The largest absolute change was in the Northern California region which increased $10.0 million, or 67%, to $24.7 million at June 30, 2010 from $14.8 million at December 31, 2009. Over the same period, the Southern California region increased $3.7 million, while the Pacific Northwest region decreased $3.4 million, and the New England region decreased $1.7 million. The increase in accruing classified loans consists primarily of commercial real estate loans in Northern California. There are numerous factors which contributed to this increase including the prolonged economic downturn, higher vacancy rates, lower rental rates, and tenants reducing the amount of space they want to rent. These factors negatively affect our borrowers’ liquidity and, in some cases, our borrowers’ ability to comply with loan covenants such as debt service coverage. Lastly, declining real estate values due to supply and demand as well as increasing capitalization rates have caused the collateral value of certain commercial real estate properties to be worth less than the loan balance.

When management determines that it is probable that the Bank will not collect all principal and interest on a loan, usually commercial loans, in accordance with the original loan terms, as well as all loans with a TDR, the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $95.4 million as of June 30, 2010, as compared to $83.2 million at December 31, 2009. At June 30, 2010, $22.2 million of the impaired loans had $4.4 million in specific allocations to the general reserve. The remaining $73.2 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve as long as the impairment is not a significant percentage of the loan and the impairment has not been evident for a prolonged period of time or may result in a charge-off if the shortfall is determined to be a known loss.

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

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2010, consolidated cash and cash equivalents and securities available-for-sale, less securities pledged, amounted to $0.8 billion, or 13% of total assets, as compared to $1.0 billion, or 16% of total assets at December 31, 2009. In addition, the Company has access to available borrowings through the FHLB totaling $841.3 million as of June 30, 2010 as compared to $789.3 million as of December 31, 2009. Combined, this liquidity totals $1.6 billion, or 28% of assets and 37% of total deposits as of June 30, 2010 compared to $1.8 billion, or 29% of assets and 41% of total deposits as of December 31, 2009.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the Treasury’s TARP CPP. In January 2010, the Company repurchased $50.0 million of its Series C Preferred stock, issued under the TARP CPP, and in June 2010, the Company repurchased the remaining $104.0 million of the Series C Preferred stock. Upon repurchase, a proportionate amount of the unamortized discount was accelerated, and reduced per-share income attributable to the common shareholder during 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 11: Equity” for further details.

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“KLS Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original KLS Agreement. At June 30, 2010, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was approximately $19.7 million, and is classified on the consolidated balance sheets as redeemable noncontrolling interests.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. Pursuant to a revenue sharing agreement with Westfield, the Holding Company recognized $2.6 million in revenue during the six months ended June 30, 2010. Additionally, in the six months ended June 30, 2010, the Holding Company received $0.2 million in contingent consideration from certain affiliates divested in 2009, and may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 2: Divestitures and Acquisitions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details.

At June 30, 2010, Holding Company cash and cash equivalents amounted to $103.8 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining six months of 2010 on the junior subordinated debentures is approximately $5.0 million based on the debt outstanding at June 30, 2010 and estimated interest rates.

The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2010 for dividends to common stockholders will be approximately $1.5 million. Based on the Company’s preferred stock outstanding at June 30, 2010 and the dividend rate, the Company estimates the amount to be paid out in the remaining six months of 2010 for dividends to preferred stockholders will be approximately $0.1 million.

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

Bank Liquidity. Each of the Banks is a member of its regional FHLB, and as such, has access to short and long-term borrowings from those institutions. At June 30, 2010, the Banks had available credit of $841.3 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Banks totaled $0.7 billion, which equals 13% of the Banks’ total assets and 16% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Banks would lower their liquidity and possibly limit the Banks’ ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

In addition to the above liquidity, the Banks have access to the Federal Reserve Board’s (“FRB”) discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Banks may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.

If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB’s discount window. In addition, the Banks could increase their usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources

Total Company’s stockholders’ equity at June 30, 2010 was $540.7 million, compared to $651.2 million at December 31, 2009, a decrease of $110.5 million, or 17%. The decrease in stockholders’ equity was primarily the result of the repurchase of the Company’s Series C Preferred stock in January 2010, for $50.0 million, and June 2010, for the remaining $104.0 million. At the dates of the repurchases, the remaining un-accreted discount on the Series C Preferred stock was accreted. This Series C Preferred stock was issued in November 2008 to the Treasury in conjunction with the Company’s participation in the TARP CPP. This decrease was partially offset by the $27.0 million issuance of common stock via the public offering in June 2010, the $6.3 million equity receivable related to Carlyle’s gross up rights after the public offering, and $6.2 million in net income. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 11: Equity” for further detail.

As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each Bank’s assets and certain off-balance sheet items as calculated under regulatory guidelines. The Banks’ respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the FRB with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.

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

The following table presents the Company’s and the Banks’ amount of regulatory capital and related ratios as of June 30, 2010 and December 31, 2009. Also presented are the capital guidelines established by the FRB, which pertain to the Company, and by the FDIC, which pertain to the Banks. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Banks must be in compliance with these ratios as long as the Company and/or the Banks are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The FRB, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2010
Total risk-based capital
Company	$630,385	15.26%	$330,419	>8.0%	$413,024	>10.0%
Boston Private Bank	253,418	11.64	174,097	8.0	217,621	10.0
Borel	156,890	11.60	108,211	8.0	135,264	10.0
FPB	53,993	15.48	27,903	8.0	34,879	10.0
Charter	35,798	18.41	15,552	8.0	19,440	10.0
Tier I risk-based capital
Company	576,608	13.96	165,210	4.0	247,815	6.0
Boston Private Bank	226,184	10.39	87,048	4.0	130,572	6.0
Borel	139,783	10.33	54,106	4.0	81,158	6.0
FPB	49,520	14.20	13,952	4.0	20,927	6.0
Charter	33,302	17.13	7,776	4.0	11,664	6.0
Tier I leverage capital
Company	576,608	9.71	237,604	4.0	297,004	5.0
Boston Private Bank	226,184	6.76	133,826	4.0	167,283	5.0
Borel	139,783	8.49	65,821	4.0	82,276	5.0
FPB	49,520	9.84	20,140	4.0	25,175	5.0
Charter	33,302	10.11	13,175	4.0	16,469	5.0

As of December 31, 2009
Total risk-based capital
Company	$759,807	18.95%	$320,763	>8.0%	$400,954	>10.0%
Boston Private Bank	245,367	12.03	163,202	8.0	204,002	10.0
Borel	159,459	11.73	108,754	8.0	135,943	10.0
FPB	60,241	16.80	28,695	8.0	35,868	10.0
Charter	38,984	19.50	15,995	8.0	19,994	10.0
Tier I risk-based capital
Company	709,417	17.69	160,381	4.0	240,572	6.0
Boston Private Bank	219,851	10.78	81,601	4.0	122,401	6.0
Borel	142,412	10.48	54,377	4.0	81,566	6.0
FPB	55,663	15.52	14,347	4.0	21,521	6.0
Charter	36,397	18.20	7,998	4.0	11,996	6.0
Tier I leverage capital
Company	709,417	11.62	244,189	4.0	305,236	5.0
Boston Private Bank	219,851	6.54	134,537	4.0	168,171	5.0
Borel	142,412	8.66	65,784	4.0	82,230	5.0
FPB	55,663	10.59	21,028	4.0	26,286	5.0
Charter	36,397	9.93	14,660	4.0	18,325	5.0

As of June 30, 2010, the Company has sponsored the creation of five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. These statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of June 30, 2010, $184.7 million of the net balance of these trust preferred securities qualified as Tier I capital and $1.8 million qualified as Tier II capital. As of December 31, 2009, all $186.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

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

Financial Regulatory Reform Legislation

On July 21, 2010, the Dodd-Frank Act, which comprehensively reforms the regulation of financial institutions, products and services, was signed into law. Among other things, the Dodd-Frank Act grants the FRB increased supervisory authority and codifies the source of strength doctrine. The Dodd-Frank Act also provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital, however existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services. The Banks will continue to be examined by their primary federal regulator for compliance with such rules. The Dodd-Frank Act also modifies certain deposit insurance requirements, as discussed in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Condensed Consolidated Balance Sheets and Discussion—Deposits.” The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.

In addition, the Dodd-Frank Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on the Company, its customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Company’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate.

Results of operations for the three and six months ended June 30, 2010 versus June 30, 2009

Net Income/ (Loss). The Company recorded net income from continuing operations for the three and six months ended June 30, 2010 of $0.2 million and $6.0 million respectively, compared to a net loss of $0.1 million for the three months ended June 30, 2009, and net income of $4.1 million for the six months ended June 30, 2009. Net income attributable to the Company, which includes income from both continuing and discontinued operations, for the three and six months ended June 30, 2010 was $1.1 million and $6.2 million respectively, compared to net losses of $8.5 million and $5.6 million for the same periods in 2009.

The Company recognized losses per share from continuing operations for the three and six months ended June 30, 2010 of $0.09 per share and $0.07 per share, respectively, compared to losses of $0.13 per share and $0.21 per share for the same periods in 2009. Losses per share attributable to the common shareholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2010 were $0.07 per share and $0.05 per share, respectively, compared to losses of $0.24 per share and $0.33 per share for the same periods in 2009. Net income/ (loss) from continuing operations in both 2010 and 2009 was offset by charges that reduce income available to common shareholders.

Charges that reduce income available to common shareholders include preferred dividends and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $1.9 million to $6.2 million in the second quarter of 2010 from $8.1 million for the same period in 2009. For the six months ended June 30, 2010, these charges decreased $6.9 million to $9.6 million from $16.5 million for the same period in 2009. The decreases for both the three and six month periods was primarily due to the accretion of the beneficial conversion feature of the Series B Preferred stock, which was fully accreted as of December 31, 2009, and the acquisition of the remaining 19% interest in KLS, which affected the change in redemption value of noncontrolling interests. These decreases were partially offset by the accelerated accretion of the discount on the Series C Preferred stock in conjunction with its repurchase. The discount on the Series C Preferred stock was fully accreted as of June 30, 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Net interest income	$45,017	$39,302	15%	$89,327	$78,711	13%
Fees and other income	25,633	26,941	-5%	53,061	57,562	-8%

Total revenue	70,650	66,243	7%	142,388	136,273	4%

Provision for loan losses	14,962	8,731	71%	22,577	22,056	2%
Operating expense	56,665	57,656	-2%	112,698	109,283	3%
Income tax (benefit)/ expense	(1,202)	(3)	nm	1,134	815	39%

Net income/ (loss) from continuing operations	225	(141)	nm	5,979	4,119	45%
Net income/ (loss) from discontinued operations	1,509	(7,763)	nm	1,545	(8,392)	nm

Net income before attribution to noncontrolling interests	1,734	(7,904)	nm	7,524	(4,273)	nm
Less: net income attributable to noncontrolling interests	616	579	6%	1,301	1,344	-3%

Net income attributable to the Company	$1,118	$(8,483)	nm	$6,223	$(5,617)	nm

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

Net interest income for the three months ended June 30, 2010 was $45.0 million, an increase of $5.7 million, or 15%, compared to the same period in 2009. Net interest income for the six months ended June 30, 2010 was $89.3 million, an increase of $10.6 million, or 13%, compared to the same period in 2009. The increases for both the three and six month periods are primarily due to increased business volumes (change in average balance multiplied by the prior year average rate) which increased net interest income by $5.8 million and $10.9 million for the three and six month periods, respectively. These increases were partially offset by decreases in rates (change in average interest rate multiplied by the prior year average balance), which decreased net interest income by less than $0.1 million and $0.3 million for the three and six month periods, respectively. The NIM was 3.29% for the three months ended June 30, 2010, an increase of 15 basis points compared to the same period in 2009. For the six months ended June 30, 2010, NIM was 3.24%, an increase of 6 basis points compared to the same period in 2009. The increase in the Company’s NIM for the three and six month periods compared to the same period in 2009 is a result of several factors including: decreases in rates paid on deposits, and a higher percentage of interest-bearing liabilities that have been raised in the form of lower cost deposits rather than borrowed funds.

The following tables set forth the composition of the Company’s NIM on a FTE basis for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	Average balance		Interest earned/ paid (1)		Average rate
	2010	2009	2010	2009	2010	2009
	(In thousands)
Earning assets:
Taxable investment securities (1)	$305,139	$192,124	$1,624	$1,698	2.13%	3.53%
Non-taxable investment securities (2)	187,908	201,160	1,937	2,555	4.12%	5.08%
Mortgage-backed securities	223,954	360,618	1,894	3,930	3.38%	4.15%
Federal funds sold and other	505,463	226,877	277	208	0.22%	0.37%
Loans (3)
Commercial, construction and land (2)	2,605,125	2,704,214	35,414	38,596	5.41%	5.70%
Residential mortgage	1,563,746	1,318,627	19,251	17,408	4.92%	5.28%
Home equity and other consumer	277,473	205,738	3,842	2,257	5.52%	4.36%

Total loans	4,446,344	4,228,579	58,507	58,261	5.25%	5.50%

Total earning assets	$5,668,808	$5,209,358	64,239	66,652	4.52%	5.10%

Interest-bearing liabilities:
Deposits	$3,530,736	$3,075,938	9,381	15,185	1.07%	1.98%
Borrowed funds	810,826	1,069,013	8,093	10,304	3.96%	3.83%

Total interest-bearing liabilities	$4,341,562	$4,144,951	17,474	25,489	1.61%	2.46%

Net interest income, FTE Basis			$46,765	$41,163
Less: FTE adjustment			1,748	1,861

Net interest income			$45,017	$39,302

Interest rate spread					2.91%	2.64%
Net interest margin					3.29%	3.14%

(1)	Unrealized gains and losses on investment securities are included in other assets in the average balance sheets above.
(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $1.7 million and $1.9 million for the three month periods ending June 30, 2010 and 2009, respectively. The discussion following these tables reflects non-FTE data.
(3)	Includes loans held for sale and non-accrual loans.

	Six months ended June 30,
	Average balance		Interest earned/ paid (1)		Average rate
	2010	2009	2010	2009	2010	2009
	(In thousands)
Earning assets:
Taxable investment securities (1)	$283,341	$212,828	$3,129	$3,839	2.21%	3.62%
Non-taxable investment securities (2)	185,732	203,430	3,977	5,212	4.28%	5.12%
Mortgage-backed securities	250,609	339,234	4,326	7,383	3.45%	4.28%
Federal funds sold and other	604,459	227,233	720	351	0.24%	0.31%
Loans (3)
Commercial, construction and land (2)	2,570,211	2,685,806	73,002	77,671	5.54%	5.79%
Residential mortgage	1,537,790	1,321,157	38,137	35,304	4.96%	5.38%
Home equity and other consumer	278,119	201,533	6,302	4,448	5.54%	4.41%

Total loans	4,386,120	4,208,496	117,441	117,423	5.34%	5.60%

Total earning assets	$5,710,261	$5,191,221	129,593	134,208	4.53%	5.19%

Interest-bearing liabilities:
Deposits	$3,570,943	$3,013,972	20,011	30,952	1.13%	2.07%
Borrowed funds	840,238	1,139,552	16,724	20,934	3.97%	3.69%

Total interest-bearing liabilities	$4,411,181	$4,153,524	36,735	51,886	1.67%	2.51%

Net interest income, FTE Basis			$92,858	$82,322
Less: FTE adjustment			3,531	3,611

Net interest income			$89,327	$78,711

Interest rate spread					2.86%	2.68%
Net interest margin					3.24%	3.18%

(1)	Unrealized gains and losses on investment securities are included in other assets in the average balance sheets above.
(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. These adjustments were $3.5 million and $3.6 million for the six month periods ending June 30, 2010 and 2009, respectively. The discussion following these tables reflects non-FTE data.
(3)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2010 was $62.5 million, a decrease of $2.3 million, or 4%, compared to the same period in 2009. Interest and dividend income for the six months ended June 30, 2010 was $126.1 million, a decrease of $4.5 million, or 3%, compared to the same period in 2009. The decreases for both the three and six month periods were primarily due to a change in the mix of investments toward short-term liquid investments, which have lower yields, and a greater focus on residential loan growth, where yields are lower than in commercial loans and commercial real estate.

Interest income on commercial loans (including construction loans) for the three months ended June 30, 2010 was $34.3 million, a decrease of $3.3 million, or 9%, compared to the same period in 2009 as a result of a 30 basis point decrease in the average yield and a 4% decrease in the average balance. For the six months ended June 30, 2010, commercial interest income was $70.9 million, a decrease of $5.0 million, or 7%, compared to the same period in 2009 as a result of a 14 basis point decrease in the average yield and a 4% decrease in the average balance. The decline in the average balances are related to the Banks decreasing their portfolio of construction and land loans as well as reduced commercial real estate and commercial and industrial loan originations due to current economic conditions. The decrease in the average yield is related to the high level of non accrual loans as well as the low interest rate environment.

Interest income on residential mortgage loans for the three months ended June 30, 2010 was $19.3 million, an increase of $1.8 million, or 11%, compared to the same period in 2009 as a result of a 19% increase in the average balance, partially offset by a 36 basis point decrease in the average yield. For the six months ended June 30, 2010, residential interest income was $38.1 million, an increase of $2.8 million, or 8%, compared to the same period in 2009 as a result of a 16% increase in the average balance, partially offset by a 42 basis point decrease in the average yield. The increase in the average balances of residential mortgage loans was primarily due to the organic growth of loan portfolios at the Banks and loan purchases by the Banks. The decrease in the yields was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans.

Interest income on home equity and other consumer loans for the three months ended June 30, 2010 was $3.8 million, an increase of $1.6 million, or 70%, compared to the same period in 2009, as a result of a 35% increase in the average balance and a 116 basis point increase in average yield. For the six months ended June 30, 2010, home equity and other consumer interest income was $6.3 million, an increase of $1.9 million, or 42%, compared to the same period in 2009, as a result of a 38% increase in the average balance and a 113 basis point increase in average yield. The increase in the average balances and yields of home equity and other consumer loans was primarily due to a reclassification of some consumer loans during the second quarter of 2010, which in turn led to the mix of loans weighted more heavily to consumer loans over lower-yielding home equity loans.

Investment income for the three months ended June 30, 2010 was $5.1 million, a decrease of $2.4 million, or 33%, compared to the same period in 2009, as a result of a 141 basis point decrease in the average yield, offset by a 25% increase in the average balance. For the six months ended June 30, 2010, investment income was $10.8 million, a decrease of $4.2 million, or 28%, compared to the same period in 2009, as a result of a 142 basis point decrease in the average yield, offset by a 35% increase in the average balance. The increase in the average balances was primarily due to the Banks increasing their liquidity and, in some cases, their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2010 was $17.5 million, a decrease of $8.0 million, or 31%, compared to the same period in 2009. For the six months ended June 30, 2010, interest expense was $36.7 million, a decrease of $15.2 million, or 29%, compared to the same period in 2009. The decrease was attributed to the decreases in the average rate paid on deposits. Additionally, there was a decrease in the average balances outstanding of borrowings primarily due to the repurchase of a portion of the junior subordinated debentures in the fourth quarter of 2009.

Interest expense on deposits for the three months ended June 30, 2010 was $9.4 million, a decrease of $5.8 million, or 38%, compared to the same period in 2009, as a result of a 91 basis point decrease in the average rate, offset by a 15% increase in the average balance. For the six months ended June 30, 2010, interest expense on deposits was $20.0 million, a decrease of $10.9 million, or 35%, compared to the same period in 2009, as a result of a 94 basis point decrease in the average rate, offset by an 18% increase in the average balance. The increase in average deposits was primarily due to organic growth of the Banks’ core deposits, particularly in money market accounts. The Banks participate in the TLGP, which insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on money market accounts and certificates of deposit due to the decline in short-term rates.

Interest paid on borrowings for the three months ended June 30, 2010 was $8.1 million, a decrease of $2.2 million, or 21%, compared to the same period in 2009, as a result of a 24% decrease in the average balance, offset by a 13 basis point increase in the average rate paid. For the six months ended June 30, 2010, interest paid on borrowings was $16.7 million, a decrease of $4.2 million, or 20%, compared to the same period in 2009, as a result of a 26% decrease in the average balance, offset by a 28 basis point increase in the average rate paid. The decrease in the average balances of borrowings was primarily due to the Banks reducing their reliance on FHLB borrowings as deposit growth outpaced loan growth, and the partial repurchase of the Company’s junior subordinated debentures. The Company repurchased $44.5 million of its junior subordinated debentures during the fourth quarter of 2009.

Provision for loan losses. The provision for loan losses for the three months ended June 30, 2010 was $15.0 million, an increase of $6.2 million, or 71%, compared to the same period in 2009. For the six months ended June 30, 2010, the provision for loan losses was $22.6 million, an increase of $0.5 million, or 2%, compared to the same period in 2009. The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. Net charge-offs were $9.2 million and $11.9 million for the three and six months ended June 30, 2010, respectively, compared to net charge-offs of $5.3 million and 15.1 million for the three and six months ended June 30, 2009. The increase in the provision for loan losses from 2009 to 2010 reflects the continued high level of classified loans and net charge-offs, particularly in commercial real estate in Northern California. The continued weakness in the real estate market and general economic conditions in Northern California accounted for the majority of the provision for loan losses.

Fees and other income. Fees and other income for the three months ended June 30, 2010 was $25.6 million, a decrease of $1.3 million, or 5%, compared to the same period in 2009. For the six months ended June 30, 2010, fees and other income was $53.1 million, a decrease of $4.5 million, or 8%, compared to the same period in 2009. The decrease is primarily due to the decrease in gains on sale of loans (including the Southern California non-strategic loan portfolio) and the increase in losses incurred on OREO property including losses on sales and additional valuation allowances taken. These decreases in income were partially offset by the increases in investment management and trust fees and wealth advisory fees.

Investment management and trust fee income for the three months ended June 30, 2010 was $15.2 million, an increase of $2.4 million, or 19%, compared to the same period in 2009. For the six months ended June 30, 2010, investment management and trust fee income was $30.0 million, an increase of $4.3 million, or 17%, compared to the same period in 2009. The increases are primarily due to the $0.7 billion, or 8% increase in AUM at the Banks and Investment Managers as compared to June 30, 2009, which is composed of $1.3 billion in market appreciation, slightly offset by net outflows of $0.5 billion. AUM as of June 30, 2010 for the Banks and Investment Managers was $10.3 billion. The increasing AUM balance is primarily a result of market conditions recovering from the steep declines experienced in the second half of 2008 and continuing into early 2009. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM.

Wealth advisory fee income for the three months ended June 30, 2010 was $9.3 million, an increase of $0.8 million, or 10%, compared to the same period in 2009. For the six months ended June 30, 2010, wealth advisory fee income was $18.6 million, an increase of $1.8 million, or 11%, compared to the same period in 2009. The Company’s wealth advisory fee income was also affected by the stabilizing market conditions. AUM as of June 30, 2010, managed by the Wealth Advisors was $7.2 billion, an increase of $0.8 billion, or 13%, compared to June 30, 2009. The increase in AUM is composed of $0.4 billion in market appreciation and positive net inflows of $0.4 billion.

Gain on sale of investments, net, for each of the three months ended June 30, 2010 and 2009 was $1.0 million. For the six months ended June 30, 2010, gain on sale of investments was $2.4 million, a decrease of $2.0 million, or 45%, compared to the same period in 2009. The Banks periodically sell investments as part of their interest rate risk management programs. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen.

Gain on sale of loans, net (including the non-strategic loans portfolio in Southern California), for the three months ended June 30, 2010 was $0.5 million, a decrease of $1.6 million, or 76%, compared to the same period in 2009. For the six months ended June 30, 2010, gain on sale of loans (including the non-strategic loans portfolio in Southern California), was $1.0 million, a decrease of $2.9 million, or 75%, compared to the same period in 2009. In the three and six months ended June 30, 2009, the Company recognized gains on sale of the non-strategic loans portfolio in Southern California of $1.3 million and $2.4 million, respectively. There were no gains or losses recognized on the Southern California non-strategic loans portfolio in the same periods of 2010.

(Loss)/ gain on sale of OREO, net for the three months ended June 30, 2010 was a loss of $1.6 million, an increase of $1.4 million compared to a loss on sale of OREO of $0.2 million for the same period in 2009. For the six months ended June 30, 2010, loss on sale of OREO was $2.0 million, a decrease of $4.3 million compared to a gain on sale of OREO of $2.2 million for the same period in 2009. The change in (loss)/gain on sale of OREO properties is primarily related to a higher level of additional valuation allowances taken and losses on disposal of properties during 2010 as the value of these properties continued to decline subsequent to their respective transfers into OREO.

Other income for the three months ended June 30, 2010 was a $1.3 million, a decrease of $1.6 million, or 55%, compared to the same period in 2009. For the six months ended June 30, 2010, other income was $3.1 million, a decrease of $1.0 million, or 25%, compared to the same period in 2009. The decreases are primarily related to losses on certain of the Company’s cost method investments.

Operating Expense. Operating expense for the three months ended June 30, 2010 was $56.7 million, a decrease of $1.0 million, or 2%, compared to the same period in 2009. For the six months ended June 30, 2010, operating expense was $112.7 million, an increase of $3.4 million, or 3%, compared to the same period in 2009. The increases are primarily related to increases in salaries and employee benefits expense, offset by decreases in intangibles amortization and FDIC insurance expense.

Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2010 was $34.7 million, an increase of $2.3 million, or 7%, compared to the same period in 2009. For the six months ended June 30, 2010, salaries and employee benefits expense was $68.5 million, an increase of $6.1 million, or 10%, compared to the same period in 2009. The increase is primarily due to increased fixed compensation, increases in variable and equity compensation as a result of savings recognized in 2009.

Professional services for the three months ended June 30, 2010 was $4.3 million, a decrease of $0.6 million, or 12%, compared to the same period in 2009. For the six months ended June 30, 2010, professional services expense was $9.2 million, a decrease of $0.8 million, or 8%, compared to the same period in 2009. The decreases are primarily due to the non-recurring 2009 expenses related to the divestitures.

Amortization of intangibles for the three months ended June 30, 2010 was $1.3 million, a decrease of $0.9 million, or 41%, compared to the same period in 2009. For the six months ended June 30, 2010, amortization of intangibles was $2.7 million, a decrease of $1.2 million, or 32%, compared to the same period in 2009. The decrease is related to the accelerated amortization of core deposit intangibles at Charter, which were completely amortized by the end of 2009.

FDIC insurance expense for the three months ended June 30, 2010 was $2.3 million, a decrease of $1.4 million, or 39%, compared to the same period in 2009. For the six months ended June 30, 2010, FDIC insurance expense was $4.4 million, a decrease of $0.8 million, or 15%, compared to the same period in 2009. The decrease for the three and six month periods is primarily due to the $2.5 million special assessment the FDIC levied in the second quarter of 2009. This decrease is partially offset by increases for both periods primarily due to higher assessment rates, increased deposits, and the additional cost for our Banks participating in the TLGP. Participating in the TLGP has helped our Banks increase their deposits as customers with balances in excess of the FDIC insurance coverage of $250 thousand can receive 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The mix of deposits and the FDIC’s ratings of our Banks have an effect on the amount of FDIC insurance expense as well.

Income Tax (Benefit)/ Expense. Income tax (benefit)/ expense for continuing operations for the three and six months ended June 30, 2010 was a benefit of $1.2 million and an expense of $1.1 million, respectively. The effective tax rate for the six months ended June 30, 2010 was 15.9%, compared to an effective tax rate for the six months ended June 30, 2009 of 16.5%. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 10: Income Taxes” for further detail.

Recent Accounting Developments

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2010 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On June 18, 2010, the Company entered into an investment agreement with Carlyle pursuant to which the Company agreed to issue Carlyle 1,084,450 shares of common stock. The total consideration received by the Company for this transaction was approximately $6.3 million. The transaction closed on June 22, 2010 with a delayed delivery date of July 7, 2010.

The issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed the purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1

3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2

10.1	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch, dated as of June 7, 2010	8-K	6/8/2010	10.1

10.2	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2

10.3	Form of Restricted Stock Award Agreement	8-K	6/8/2010	10.3

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.4	Investment Agreement by and between Boston Private Financial Holdings, Inc. and BP Holdco, L.P., dated June 18, 2010	8-K	6/21/2010	10.1

10.5	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1

10.6	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Option Plan, dated July 31, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.2

10.7	Time-Based Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Option Plan, dated July 31, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.3

10.8	2009 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Option Plan, dated July 31, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.4

10.9	2010 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Option Plan, dated July 31, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.5

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.				Filed

31.2	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.				Filed

31.3	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.				Filed

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Clayton G. Deutsch
August 6, 2010	Clayton G. Deutsch
President and Chief Executive Officer since July 31, 2010

/s/ Timothy L. Vaill
August 6, 2010	Timothy L. Vaill
Chairman and Chief Executive Officer until July 30, 2010

/s/ David J. Kaye
August 6, 2010	David J. Kaye
Executive Vice President and Chief Financial Officer