Form 10-Q
period 2010-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2010-11-05
CIK 821127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2010:

Common Stock-Par Value $1.00	76,480,398
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$370,978	$446,916
Federal funds sold	504	544

Cash and cash equivalents	371,482	447,460
Investment securities:
Available-for-sale (amortized cost of $723,225 and $876,910, respectively)	736,777	888,032
Held-to-maturity (fair value of $3,021 and $4,511, respectively)	3,005	4,501

Total investment securities	739,782	892,533
Loans held for sale	22,290	12,714
Loans:
Total loans	4,530,274	4,307,040
Less: allowance for loan losses	100,010	68,444

Net loans	4,430,264	4,238,596
Other real estate owned (“OREO”)	13,069	16,600
Stock in Federal Home Loan Banks	46,393	47,490
Premises and equipment, net	26,781	28,349
Goodwill	108,696	108,692
Intangible assets, net	37,457	41,425
Fees receivable	7,338	7,320
Accrued interest receivable	18,783	19,292
Income tax receivable and deferred	81,414	52,267
Other assets	127,517	136,527

Total assets	$6,031,266	$6,049,265

Liabilities:
Deposits	$4,492,516	$4,255,219
Securities sold under agreements to repurchase	108,575	243,377
Federal Home Loan Bank borrowings	584,521	555,012
Junior subordinated debentures	193,645	193,645
Other liabilities	99,526	99,008

Total liabilities	5,478,783	5,346,261

Redeemable noncontrolling interests	18,721	51,850

The Company’s Stockholders’ equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at September 30, 2010 and December 31, 2009; liquidation value: $100,000 per share	58,089	58,089
Series C, issued and outstanding: 0 shares at September 30, 2010 and 154,000 shares at December 31, 2009; liquidation value $1,000 per share	-	146,012
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 76,592,233 shares at September 30, 2010 and 68,666,263 shares at December 31, 2009	76,592	68,666
Additional paid-in capital	652,832	629,001
Accumulated deficit	(259,196)	(258,186)
Accumulated other comprehensive income	5,445	7,572

Total stockholders’ equity	533,762	651,154

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,031,266	$6,049,265

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$58,036	$58,658	$173,337	$174,284
Taxable investment securities	1,613	1,399	4,742	5,238
Non-taxable investment securities	1,283	1,298	3,869	4,696
Mortgage-backed securities	1,902	3,278	6,228	10,660
Federal funds sold and other	223	389	943	741

Total interest and dividend income	63,057	65,022	189,119	195,619

Interest expense:
Deposits	8,710	15,049	28,721	46,001
Federal Home Loan Bank borrowings	4,870	6,329	15,358	19,204
Junior subordinated debentures and other long-term debt	2,511	3,072	7,505	9,473
Other short-term borrowings	522	855	1,763	2,513

Total interest expense	16,613	25,305	53,347	77,191

Net interest income	46,444	39,717	135,772	118,428
Provision for loan losses	32,050	9,099	54,627	31,155

Net interest income after provision for loan losses	14,394	30,618	81,145	87,273

Fees and other income:
Investment management and trust fees	14,311	13,732	44,341	39,489
Wealth advisory fees	9,525	8,927	28,087	25,696
Other banking fee income	1,678	1,317	4,320	4,403
Gain on repurchase of debt	-	-	-	407
Gain on sale of investments, net	1,147	1,064	3,566	5,459
Gain on sale of loans, net	713	754	1,670	2,182
Gain on sale of non-strategic loans portfolios, net	-	30	-	2,465
Gain/ (loss) on sale or write-downs of OREO, net	(626)	(466)	(2,645)	1,776
Other	551	1,165	1,021	2,208

Total fees and other income	27,299	26,523	80,360	84,085

Operating expense:
Salaries and employee benefits	38,662	32,868	107,164	95,272
Occupancy and equipment	7,036	6,731	20,519	19,837
Professional services	4,857	4,429	14,025	14,362
Marketing and business development	1,677	1,447	5,229	4,860
Contract services and data processing	1,290	1,323	4,052	3,920
Amortization of intangibles	1,299	2,024	3,968	5,940
FDIC insurance	2,137	2,619	6,490	7,734
Other	4,021	4,495	12,231	13,294

Total operating expense	60,979	55,936	173,678	165,219

Income/ (loss) before income taxes	(19,286)	1,205	(12,173)	6,139
Income tax expense/ (benefit)	(12,412)	815	(11,278)	1,629

Net income/ (loss) from continuing operations	(6,874)	390	(895)	4,510
Net income/ (loss) from discontinued operations	267	(30,614)	1,812	(39,006)

Net income/ (loss) before attribution to noncontrolling interests	(6,607)	(30,224)	917	(34,496)
Less: Net income attributable to noncontrolling interests	629	1,136	1,929	2,481

Net income/ (loss) attributable to the Company	$(7,236)	$(31,360)	$(1,012)	$(36,977)

Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	163	(9,852)	(9,466)	(26,357)

Net income/ (loss) attributable to common shareholders for earnings/ (loss) per share calculation	$(7,073)	$(41,212)	$(10,478)	$(63,334)

Basic and diluted earnings/ (loss) per share attributable to the Company’s common shareholders:
From continuing operations	$(0.10)	$(0.15)	$(0.18)	$(0.37)
From discontinued operations	$0.00	$(0.45)	$0.03	$(0.58)
Total attributable to the Company’s common shareholders	$(0.10)	$(0.60)	$(0.15)	$(0.95)
Weighted average basic and diluted common shares outstanding	74,153,623	68,551,527	70,293,324	67,033,585

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2008	$63,874	$178,345	$654,903	$ (263,417)	$11,471	$3,500	$648,676
Comprehensive Income:
Net income/ (loss) attributable to the Company	-	-	-	(36,977)	-	-	(36,977)
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available-for-sale, net	-	-	-	-	1,043	-	1,043
Change in unrealized loss on cash flow hedge, net	-	-	-	-	(945)	-	(945)
Change in unrealized gain on other, net	-	-	-	-	17	-	17

Total comprehensive income/ (loss) attributable to the Company, net							(36,862)
Dividends paid to common shareholders	-	-	(2,002)	-	-	-	(2,002)
Dividends paid to preferred shareholders	-	-	(5,864)	-	-	-	(5,864)
Net proceeds from issuance of 4,016,683 shares of common stock	4,017	-	7,389	-	-	-	11,406
Accretion of Series B Preferred stock Beneficial Conversion Feature	-	14,696	(14,696)	-	-	-	-
Accretion of discount on Series C Preferred stock	-	1,024	(1,024)	-	-	-	-
Net issuance of 605,181 shares of incentive common stock	605	-	(605)	-	-	-	-
Amortization of incentive stock grants	-	-	2,699	-	-	-	2,699
Amortization of stock options and employee stock purchase plan	-	-	2,800	-	-	-	2,800
Stock options exercised	75	-	250	-	-	-	325
Other equity adjustments	-	(309)	(1,693)	-	-	-	(2,002)

Balance at September 30, 2009	$68,571	$193,756	$642,157	$(300,394)	$11,586	$3,500	$619,176

Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$-	$651,154
Comprehensive Income:
Net income/ (loss) attributable to the Company	-	-	-	(1,012)	-	-	(1,012)
Other comprehensive income/(loss), net:
Change in unrealized gain on securities available-for-sale, net	-	-	-	-	1,106	-	1,106
Change in unrealized loss on cash flow hedges, net	-	-	-	-	(3,235)	-	(3,235)
Change in unrealized gain on other, net	-	-	-	-	2	-	2

Total comprehensive income/ (loss) attributable to the Company, net							(3,139)
Dividends paid to common shareholders	-	-	(2,139)	-	-	-	(2,139)
Dividends paid to preferred shareholders	-	-	(3,027)	-	-	-	(3,027)
Net proceeds from issuance of 692,569 shares of common stock	693	-	3,684	-	-	-	4,377
Net proceeds from issuance of 4,715,000 shares of common stock in June 2010 public offering	4,715	-	22,025	-	-	-	26,740
Net proceeds from issuance of 1,084,450 shares of common stock in June 2010 private placement, as settled in July 2010	1,084	-	5,183	-	-	-	6,267
Repurchase of 154,000 shares of Series C Preferred stock	-	(154,000)	-	-	-	-	(154,000)
Accretion of discount on Series C Preferred stock	-	7,988	(7,988)	-	-	-	-
Net issuance of 1,337,506 shares of incentive common stock	1,338	-	(1,338)	-	-	-	-
Amortization of incentive stock grants	-	-	3,097	-	-	-	3,097
Amortization of stock options and employee stock purchase plan	-	-	1,270	-	-	-	1,270
Stock options exercised	96	-	369	-	-	-	465
Tax deficiency from certain stock compensation awards	-	-	(1,206)	-	-	-	(1,206)
Other equity adjustments	-	-	3,901	2	-	-	3,903

Balance at September 30, 2010	$76,592	$58,089	$652,832	$(259,196)	$5,445	$-	$533,762

See accompanying notes to unaudited consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income/ (loss) attributable to the Company	$(1,012)	$(36,977)
Adjustments to arrive at net income/ (loss) from continuing operations
Net income attributable to noncontrolling interests	1,929	2,481
(Gain)/ loss from operating activities of discontinued operations, net of tax	(1,812)	39,006

Net income/ (loss) from continuing operations	(895)	4,510

Adjustments to reconcile net income/ (loss) from continuing operations to net cash provided by/ (used for) operating activities:
Depreciation and amortization	13,073	12,937
Net income attributable to noncontrolling interests	(1,929)	(2,481)
Equity issued as compensation	4,367	5,499
Provision for loan losses	54,627	31,155
Loans originated for sale	(153,622)	(241,035)
Proceeds from sale of loans held for sale	145,022	247,701
Gain on the repurchase of debt	-	(407)
(Increase)/ decrease in income tax receivable and deferred	(29,147)	58,101
Net (increase)/ decrease in other operating activities	2,436	20,178

Net cash provided by operating activities - continuing operations	33,932	136,158
Net cash provided by operating activities - discontinued operations	1,812	34,765

Net cash provided by operating activities	35,744	170,923

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(570,834)	(394,970)
Sales	407,515	272,898
Maturities, redemptions, and principal payments	315,970	285,069
Investment securities held-to-maturity:
Purchases	(5,993)	(6,026)
Maturities and principal payments	7,489	6,017
Investments in trusts, net	(130)	(867)
Redemption of Federal Home Loan Bank stock	1,097	-
Net increase in portfolio loans	(273,449)	(241,358)
Proceeds from sale of OREO	10,450	22,396
Proceeds from sale of portfolio loans	18,434	-
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	276	11,642
Capital expenditures, net of sale proceeds	(2,937)	(4,362)
Acquisition of remaining 19% interest in KLS	(29,691)	-
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	-	(645)
Sale of discontinued operations, net of cash divested	-	103,305

Net cash provided by/ (used in) investing activities - continuing operations	(121,803)	53,099
Net cash provided by/ (used in) investing activities - discontinued operations	-	39,626

Net cash provided by/ (used in) investing activities	(121,803)	92,725

(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Cash flows from financing activities:
Net increase in deposits	237,297	392,111
Net decrease in securities sold under agreements to repurchase	(134,802)	(154,976)
Net decrease in short-term Federal Home Loan Bank borrowings	-	(134,300)
Advances of long-term Federal Home Loan Bank borrowings	166,040	24,127
Repayments of long-term Federal Home Loan Bank borrowings	(136,531)	(56,151)
Repurchase of debt	-	(52,033)
Repurchase of Series C Preferred stock	(154,000)	-
Dividends paid to common stockholders	(2,139)	(2,002)
Dividends paid to preferred stockholders	(3,027)	(5,864)
Tax deficiency from certain stock compensation awards	(1,206)	-
Proceeds from stock option exercises	465	325
Proceeds from issuance of common stock, net	1,074	781
Proceeds from issuance of common stock from 2010 public and private offering, net	33,007	-
Other equity adjustments	3,903	(2,002)

Net cash provided by/ (used in) financing activities - continuing operations	10,081	10,016
Net cash provided by/ (used in) financing activities - discontinued operations	-	(76,106)

Net cash provided by/ (used in) financing activities	10,081	(66,090)

Net increase/ (decrease) in cash and cash equivalents	(75,978)	197,558
Cash and cash equivalents at beginning of year	447,460	281,275

Cash and cash equivalents at end of period	$371,482	$478,833

Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$56,274	$78,329
Cash paid for income taxes, net of (refunds received)	21,135	(74,005)
Change in unrealized gain/ (loss) on securities available-for-sale, net of tax	1,106	1,043
Change in unrealized loss on cash flow hedges, net of tax	(3,235)	(945)
Change in unrealized gain on other, net of tax	2	17
Non-cash transactions:
Loans transferred to other real estate owned from portfolio or held for sale	9,131	24,312
Loans transferred to/ (from) held for sale from/ (to) portfolio, net	18,360	(412)
Equity issued for acquisitions, including deferred acquisition obligations	3,303	10,625

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

During 2009, BPFH divested its interests in Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Boston Private Value Investors, Inc. (“BPVI”) and Sand Hill Advisors, LLC (“Sand Hill”). The Company also entered into an agreement with the management team of Westfield Capital Management Company, LP (“Westfield”) that enabled them to complete the purchase of Westfield during the fourth quarter of 2009, instead of in 2014 as contemplated in a previously announced agreement. Accordingly, the results of operations for the five divested affiliates are included in the results from discontinued operations for prior periods, and gain or loss on sale related to the divestitures are included in the interim periods in which the affiliates were divested. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 2: Divestitures and Acquisitions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further detail on the divestitures.

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

(2)	Earnings Per Share

The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share
Numerator:
Net income/ (loss) from continuing operations	$(6,874)	$390	$(895)	$4,510
Less: Net income attributable to noncontrolling interests	629	1,136	1,929	2,481

Net income/ (loss) from continuing operations attributable to the Company	(7,503)	(746)	(2,824)	2,029

(Increase)/ decrease in noncontrolling interests redemption value (1)	236	(2,002)	1,549	(4,773)
Accretion of Series B Preferred stock Beneficial Conversion Feature (2)	-	(5,450)	-	(14,696)
Accretion of discount on Series C Preferred stock (3)	-	(402)	(7,988)	(1,024)
Dividends on preferred stock	(73)	(1,998)	(3,027)	(5,864)

Total adjustments to income/ (loss) attributable to common shareholders	163	(9,852)	(9,466)	(26,357)

Net income/ (loss) from continuing operations attributable to common shareholders	(7,340)	(10,598)	(12,290)	(24,328)
Net income/ (loss) from discontinued operations	267	(30,614)	1,812	(39,006)

Net income/ (loss) attributable to common shareholders	$(7,073)	$(41,212)	$(10,478)	$(63,334)

Denominator:
Weighted average basic and diluted common shares outstanding (4)	74,153,623	68,551,527	70,293,324	67,033,585

Basic and diluted earnings/ (loss) per share attributable to the Company’s common shareholders:
From continuing operations	$(0.10)	$(0.15)	$(0.18)	$(0.37)
From discontinued operations	$0.00	$(0.45)	$0.03	$(0.58)
Total attributable to the Company’s common shareholders	$(0.10)	$(0.60)	$(0.15)	$(0.95)

Dividends declared on common stock	$0.01	$0.01	$0.03	$0.03

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

(4) The diluted EPS computation for the three and nine months ended September 30, 2010 and 2009 does not assume conversion of the convertible trust preferred securities or the Series B Preferred stock, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants issued to an affiliate of The Carlyle Group (“Carlyle”), because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,860	3,229	1,860	3,229
Conversion of the Series B Preferred stock (b)	7,261	7,261	7,261	7,261
Exercise or contingent issuance of options or other dilutive securities (c)	1,416	464	1,581	699

Total potential common shares (d)	10,537	10,954	10,702	11,189

(a)	If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2010, respectively, and $0.7 million and $2.2 million for the three and nine month periods ended September 30, 2009, respectively, would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

(b)	If the effect of the conversion of the Series B Preferred stock would have been dilutive, preferred dividends related to the Series B Preferred stock of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2010 and 2009, respectively, would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.

(c)	Stock options and unvested restricted stock outstanding at period end whose respective exercise prices and grant prices were greater than the average market price of the common shares during the reported periods were not included in the computation of diluted EPS or in the above anti-dilution table. Shares excluded from the diluted EPS computation amounted to 5.1 million and 4.6 million for the three and nine month periods ended September 30, 2010, respectively. Shares excluded from the diluted EPS computation amounted to 5.4 million and 5.5 million for the three and nine month periods ended September 30, 2009, respectively.

(d)	A warrant to purchase approximately 2.9 million shares of common stock (the “TARP warrant”) was outstanding at September 30, 2010, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of the common shares for the three and nine month periods ended September 30, 2010.

(3)	Reportable segments

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

Reconciliation of Reportable Segment Items

The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2010 and 2009. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$48,841	$42,321	$8,701	$8,391	$57,542	$50,712
Total Investment Managers	35	46	8,712	8,362	8,747	8,408
Total Wealth Advisors	2	17	9,525	8,928	9,527	8,945

Total Segments	48,878	42,384	26,938	25,681	75,816	68,065

Holding Company and Eliminations	(2,434)	(2,667)	361	842	(2,073)	(1,825)

Total Company	$46,444	$39,717	$27,299	$26,523	$73,743	$66,240

	For the three months ended September 30,
	Non-interest expense		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$37,451	$36,643	$(6,442)	$1,291	$(5,517)	$3,679
Total Investment Managers	7,217	7,104	517	744	1,013	560
Total Wealth Advisors	7,432	5,851	796	1,027	1,299	2,067

Total Segments	52,100	49,598	(5,129)	3,062	(3,205)	6,306

Holding Company and Eliminations	8,879	6,338	(7,283)	(2,247)	(3,669)	(5,916)

Total Company	$60,979	$55,936	$(12,412)	$815	$(6,874)	$390

	For the three months ended September 30,
	Net income attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (1)		Amortization of intangibles
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$-	$-	$(5,517)	$3,679	$56	$675
Total Investment Managers	316	371	697	189	869	949
Total Wealth Advisors	313	765	986	1,302	347	373

Total Segments	629	1,136	(3,834)	5,170	1,272	1,997

Holding Company and Eliminations	-	-	(3,402)	(36,530)	27	27

Total Company	$629	$1,136	$(7,236)	$(31,360)	$1,299	$2,024

	As of September 30,
	Assets		AUM
	2010	2009	2010	2009
	(In thousands)		(In millions)
Total Banks	$5,821,542	$5,619,555	$3,561	$3,421
Total Investment Managers	111,533	112,289	7,521	6,972
Total Wealth Advisors	75,011	76,625	7,553	6,928

Total Segments	6,008,086	5,808,469	18,635	17,321

Holding Company and Eliminations	23,180	61,120	(18)	(18)

Total Company	$6,031,266	$5,869,589	$18,617	$17,303

	For the nine months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$142,727	$126,308	$24,770	$33,179	$167,497	$159,487
Total Investment Managers	107	138	27,283	24,152	27,390	24,290
Total Wealth Advisors	(13)	52	28,086	25,691	28,073	25,743

Total Segments	142,821	126,498	80,139	83,022	222,960	209,520

Holding Company and Eliminations	(7,049)	(8,070)	221	1,063	(6,828)	(7,007)

Total Company	$135,772	$118,428	$80,360	$84,085	$216,132	$202,513

	For the nine months ended September 30,
	Non-interest expense		Income tax expense/ (benefit)		Net income/ (loss) from continuing operations
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$108,861	$108,254	$(2,557)	$5,979	$6,566	$14,099
Total Investment Managers	22,004	21,285	1,929	1,474	3,457	1,531
Total Wealth Advisors	22,081	18,067	2,252	2,565	3,740	5,111

Total Segments	152,946	147,606	1,624	10,018	13,763	20,741

Holding Company and Eliminations	20,732	17,613	(12,902)	(8,389)	(14,658)	(16,231)

Total Company	$173,678	$165,219	$(11,278)	$1,629	$(895)	$4,510

	For the nine months ended September 30,
	Net income attributable to noncontrolling interests		Net income/ (loss) attributable to the Company (1)		Amortization of intangibles
	2010	2009	2010	2009	2010	2009
	(In thousands)
Total Banks	$-	$-	$6,566	$14,099	$229	$1,841
Total Investment Managers	1,019	581	2,438	950	2,608	2,886
Total Wealth Advisors	910	1,900	2,830	3,211	1,051	1,132

Total Segments	1,929	2,481	11,834	18,260	3,888	5,859

Holding Company and Eliminations	-	-	(12,846)	(55,237)	80	81

Total Company	$1,929	$2,481	$(1,012)	$(36,977)	$3,968	$5,940

(1) Net income/ (loss) from discontinued operations for the three months ended September 30, 2010 and 2009 of $0.3 million and $(30.6) million, respectively, and for the nine months ended September 30, 2010 and 2009 of $1.8 million and $(39.0) million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(4)	Investments

Available-for-sale and held-to-maturity securities are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At September 30, 2010:
Available-for-sale securities at fair value:
U.S. government and agencies	$13,100	$61	$(43)	$13,118
Government-sponsored entities	254,809	2,035	(9)	256,835
Corporate bonds	18,956	79	(21)	19,014
Municipal bonds	207,888	5,525	(65)	213,348
Mortgage-backed securities (1)	225,292	6,218	(326)	231,184
Other	3,180	144	(46)	3,278

Total	$723,225	$14,062	$(510)	$736,777

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$522	$-	$-	$522
Government-sponsored entities	1,983	16	-	1,999
Other	500	-	-	500

Total	$3,005	$16	$-	$3,021

(1)	Most mortgage-backed securities are guaranteed by U.S. agencies or government-sponsored entities.

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2009:
Available-for-sale securities at fair value:
U.S. government and agencies	$184,719	$3	$-	$184,722
Government-sponsored entities	187,557	1,400	(563)	188,394
Corporate bonds	15,961	-	(18)	15,943
Municipal bonds	179,008	5,680	(144)	184,544
Mortgage-backed securities (1)	306,761	5,909	(1,159)	311,511
Other	2,904	65	(51)	2,918

Total	$876,910	$13,057	$(1,935)	$888,032

Held-to-maturity securities at amortized cost:
U.S. government and agencies	$4,001	$10	$-	$4,011
Other	500	-	-	500

Total	$4,501	$10	$-	$4,511

(1)	Most mortgage-backed securities are guaranteed by U.S. agencies or government-sponsored entities.

The following table sets forth the maturities of investment securities available-for-sale and held-to-maturity, based on contractual maturity, at September 30, 2010:

	Available-for-sale (1)		Held-to-maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Within one year	$85,359	$86,006	$522	$522
After one, but within five years	349,545	355,242	1,708	1,721
After five, but within ten years	90,043	91,926	775	778
Greater than ten years	198,278	203,603	-	-

Total	$723,225	$736,777	$3,005	$3,021

(1)	Mortgage-backed securities are shown based on their final maturity, but due to prepayments they are expected to have shorter lives.

The following table sets forth the proceeds from sales of available-for-sale securities and the resulting gains and losses realized using the specific identification method.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds from sales	$40,879	$134,043	$407,515	$272,898
Realized gains	1,152	1,135	3,663	5,612
Realized losses	(5)	(71)	(97)	(153)

The following table sets forth information regarding securities at September 30, 2010 having temporary impairment due to the fair market values having declined below the amortized costs of the individual securities, and the time period that the investments have been temporarily impaired. There were no held-to-maturity securities in an unrealized loss position at September 30, 2010.

	Less than 12 months		12 months or longer		Total		# of securities
Available-for-sale securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands, except number of securities)
U.S. government and agencies	$3,398	$(43)	$-	$-	$3,398	$(43)	3
Government-sponsored entities	16,773	(9)	-	-	16,773	(9)	3
Corporate bonds	4,956	(21)	-	-	4,956	(21)	1
Municipal bonds	20,928	(65)	-	-	20,928	(65)	17
Mortgage-backed securities	52,940	(326)	-	-	52,940	(326)	21
Other	52	(8)	80	(38)	132	(46)	24

Total	$99,047	$(472)	$80	$(38)	$99,127	$(510)	69

The U.S. government and agencies security, government-sponsored entities securities, and mortgage backed securities in the table above had a Moody’s credit rating of AAA or a Standard and Poor’s credit rating of Aaa. The corporate bond in the table above had Moody’s credit ratings of BBB. Most of the municipal bonds in the table above had a Moody’s credit ratings of at least Aa3 or Standard and Poor’s credit rating of at least AA-, while two of the municipal bonds had a Moody’s credit rating of A1, and one municipal bond was not rated. The other securities consisted of equity securities.

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

No impairment losses were recognized through earnings related to available-for-sale or held-to-maturity securities during the three and nine month periods ended September 30, 2010 and 2009.

Cost method investments, which are included in other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at September 30, 2010. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $25.8 million and $26.3 million in cost method investments included in other assets at September 30, 2010 and December 31, 2009, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements at reporting date using:
Description	At September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$13,118	$3,017	$10,101	$-
Government-sponsored entities	256,835	-	256,835	-
Corporate bonds	19,014	-	19,014	-
Municipal bonds	213,348	-	213,348	-
Mortgage-backed securities	231,184	-	231,184	-
Other	3,278	454	2,074	750

Total available-for-sale securities	736,777	3,471	732,556	750
Derivatives - interest rate floor	308	-	308	-
Derivatives - interest rate customer swaps	6,280	-	6,280	-
Derivatives - customer foreign exchange forward	353	-	353	-
Other investments	10,165	4,306	5,859	-

Liabilities:
Derivative - interest rate customer swaps (1)	$6,567	$-	$6,567	$-
Derivatives - customer foreign exchange forward (1)	353	-	353	-
Derivatives - junior subordinated debenture interest rate swap (1)	4,241	-	4,241	-

(1)	Derivatives - interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets on the consolidated balance sheets.

		Fair value measurements at reporting date using:
Description	At December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities:
U.S. government and agencies	$184,722	$178,048	$6,674	$-
Government-sponsored entities	188,394	-	188,394	-
Corporate bonds	15,943	-	15,943	-
Municipal bonds	184,544	-	184,544	-
Mortgage-backed securities	311,511	-	308,360	3,151
Other	2,918	412	2,006	500

Total available-for-sale securities	888,032	178,460	705,921	3,651
Derivatives - interest rate floor	2,646	-	2,646	-
Derivatives - interest rate customer swaps	4,924	-	4,924	-
Other investments	9,628	4,176	5,452	-

Liabilities:
Derivatives - interest rate customer swaps (1)	$5,053	$-	$5,053	$-

(1)	Derivatives - interest rate customer swaps (liabilities) is netted with the derivative assets within other assets on the consolidated balance sheets.

At September 30, 2010, available-for-sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments — three Community Reinvestment Act (“CRA”) loan funds (which are categorized as other available-for-sale securities) — had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

At December 31, 2009, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments — one mortgage-backed security and two CRA loan funds (which are categorized as other available-for-sale securities) — have unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

Currently, the Company uses an interest rate floor, interest rate customer swaps, and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements—Note 8: Derivatives and Hedging Activities” for further details.

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

The following table presents a rollforward of the Level 3 assets for the three and nine months ended September 30, 2010:

	Balance at June 30, 2010	Purchases, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at September 30, 2010
	(In thousands)
Other available-for-sale investments	$500	$250	$-	$-	$-	$750

Total Level 3 assets	$500	$250	$-	$-	$-	$750

	Balance at December 31, 2009	Purchases, (sales), issuances and (settlements), net	Transfers into (out of) Level 3 (1)	Unrealized gains (losses)	Amortization	Balance at September 30, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$-	$(3,151)	$-	$-	$-
Other available-for-sale investments	500	250	-	-	-	750

Total Level 3 assets	$3,651	$250	$(3,151)	$-	$-	$750

(1)	One Mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

The following tables present the Company’s assets and liabilities measured at fair value on a non-recurring basis for which there was an adjustment to fair value during the three and nine months ended September 30, 2010 and during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2010	Fair value measurements recorded during the three months ended:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$65,166	$-	$-	$65,166
OREO (2)	893	-	-	893

	$66,059	$-	$-	$66,059

(1)	Collateral-dependent impaired loans that had write-downs in fair value or whose specific reserve changed during the third quarter of 2010.

(2)	Three OREO properties had write downs during the third quarter of 2010.

		Fair value measurements recorded during the nine months ended:
Description	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Assets:
Impaired loans (1)	$71,817	$-	$-	$71,817
OREO (2)	4,460	-	-	4,460

	$76,277	$-	$-	$76,277

(1)	Collateral-dependent impaired loans that had write-downs in fair value or whose specific reserve changed during the first nine months of 2010.

(2)	Seven OREO properties had write downs during the first nine months of 2010.

	December 31, 2009	Fair value measurements recorded during the year ended:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans (1)	$25,650	$-	$-	$25,650
Loans held for sale (2)	473	-	-	473
OREO (3)	6,129	-	-	6,129
Goodwill and identifiable intangible assets (4)	3,654	-	-	3,654

	$35,906	$-	$-	$35,906

(1)	Collateral-dependent impaired loans held at December 31, 2009 that had write-downs in fair value or whose specific reserve changed during 2009.
(2)	Two loans held for sale at December 31, 2009 had write downs during 2009.
(3)	Six OREO properties held at December 31, 2009 had write downs during 2009.
(4)	Goodwill and identifiable intangible assets at one affiliate partner had write downs during 2009.

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

The OREO in the tables above includes those properties that had an adjustment to fair value during the three and nine months ended September 30, 2010 and during the year ended December 31, 2009. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.

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

The following table presents the carrying values and fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$371,482	$371,482	$447,460	$447,460
Held-to-maturity securities	3,005	3,021	4,501	4,511
Loans, net (including loans held for sale)	4,452,554	4,588,973	4,251,310	4,314,744
Other financial assets	123,432	123,432	123,979	123,979
FINANCIAL LIABILITIES:
Deposits	4,492,516	4,502,860	4,255,219	4,265,309
Securities sold under agreements to repurchase	108,575	112,994	243,377	246,592
Federal Home Loan Bank borrowings	584,521	615,295	555,012	577,705
Junior subordinated debentures	193,645	168,689	193,645	156,568
Other financial liabilities	12,837	12,837	15,588	15,588

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

The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB’s stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company’s evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the third quarter 2010 net income reported by the respective FHLBs; and the second and third quarter 2010 redemptions at par of a portion of FHLB stock held by the Company’s Northern California and Southern California Banks (both of whom are members of the San Francisco FHLB).

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

Junior subordinated debentures

The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at September 30, 2010 and December 31, 2009. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities.

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

	September 30, 2010	December 31, 2009
	(In thousands)
Commercial loans:
New England	$1,082,877	$943,740
Northern California	935,994	927,074
Southern California	233,383	231,684
Pacific Northwest	134,337	111,039
Eliminations and other, net	(213)	(517)

Total commercial loans	$2,386,378	$2,213,020

Construction and land loans:
New England	$97,585	$117,817
Northern California	97,791	161,839
Southern California	1,869	7,719
Pacific Northwest	13,670	28,286

Total construction and land loans	$210,915	$315,661

Residential mortgage loans:
New England	$1,154,671	$1,113,842
Northern California	277,321	219,394
Southern California	159,321	124,212
Pacific Northwest	43,645	37,255

Total residential mortgage loans	$1,634,958	$1,494,703

Home equity and other consumer loans:
New England	$201,569	$179,792
Northern California	72,152	74,192
Southern California	15,529	20,947
Pacific Northwest	6,567	5,278
Eliminations and other, net	2,206	3,447

Total home equity and other consumer loans	$298,023	$283,656

Total loans	$4,530,274	$4,307,040

At September 30, 2010, non-accrual loans were $143.1 million, an increase of $52.8 million, or 58%, from $90.3 million at December 31, 2009. Included with non-accrual loans at September 30, 2010 are $2.9 million of the Southern California non-strategic loans held for sale, compared to $3.6 million at December 31, 2009.

There were no loans past due 90 days or more and still accruing interest at September 30, 2010 or December 31, 2009.

Impaired loans are generally included within the balance of non-accrual loans. At September 30, 2010, impaired loans totaled $141.6 million, an increase of $58.4 million, or 70%, from $83.2 million at December 31, 2009. At September 30, 2010, $65.9 million of the impaired loans had $9.8 million in specific allocations to the general reserve. The remaining $75.7 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

(7)	Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $100.0 million and $68.4 million at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for loan losses, beginning of period	$79,073	$71,002	$68,444	$64,091
Provision for loan losses	32,050	9,099	54,627	31,155
Charge-offs	(14,204)	(7,416)	(29,779)	(23,234)
Recoveries	3,091	325	6,718	998

Allowance for loan losses, end of period	$100,010	$73,010	$100,010	$73,010

The balance for the reserve for unfunded loan commitments, which is included in the consolidated balance sheets in other liabilities, totaled $3.0 million at September 30, 2010 and December 31, 2009.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and December 31, 2009.

	September 30, 2010				December 31, 2009
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$308	Other assets	$(4,241)	Other assets	$2,646	Other assets	$-

Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	6,280	Other assets	(6,567)	Other assets	4,924	Other assets	(5,053)
Foreign exchange contracts (1)	Other assets	353	Other assets	(353)	Other assets	-	Other assets	-

Total		$6,941		$(11,161)		$7,570		$(5,053)

(1)	Interest rate product and foreign exchange contracts derivative liabilities are netted with interest rate product and foreign exchange contracts derivative assets within other assets on the consolidated balance sheet.

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

The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company and the Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2010 and 2009. The Holding Company and Bank affiliate also monitor the risk of counterparty default on an ongoing basis.

Interest payments received from loans that prepay are included in the hedged portfolio due to the guidance in ASC 815, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company’s variable-rate assets or liabilities. During the next twelve months, the Company estimates that $0.3 million will be reclassified as an increase to interest income and $1.3 million will be reclassified as an increase in interest expense.

During the three and nine months ended September 30, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company’s previously designated interest rate floor becoming probable not to occur. The accelerated amount was an immaterial loss for both the three and nine months ended September 30, 2010 and 2009.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from two different services the Bank affiliate provides to qualified commercial clients. The Bank affiliate offers certain derivative products directly to such clients. The Bank affiliate economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three and nine months ended September 30, 2010 and $0.2 million the three and nine months ended September 30, 2009. As of September 30, 2010 and December 31, 2009, the Bank affiliate had 18 interest rate swaps with an aggregate notional amount of $182.8 million and $184.2 million, respectively, related to this program. As of September 30, 2010, the Bank affiliate also had 20 foreign currency exchange contracts with a notional amount of $6.6 million related to this program. There were no foreign currency exchange contracts as of December 31, 2009.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended September 30,
	2010	2009		2010	2009

Interest rate products	$(2,636)	$(304)	Interest income	$763	$770
			Other income / expense	-	(1)

Total	$(2,636)	$(304)		$763	$769

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended September 30,
	2010	2009		2010	2009

Interest rate products	$(4,114)	$(537)	Interest income	$2,269	$2,293
			Other income / expense	(5)	(7)

Total	$(4,114)	$(537)		$2,264	$2,286

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended September 30,
		2010	2009

Interest rate products	Other income / expense	$(84)	$(173)

Total		$(84)	$(173)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,
		2010	2009

Interest rate products	Other income / expense	$(158)	$(179)

Total		$(158)	$(179)

The Holding Company and Bank affiliate have agreements with its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank affiliate could also be declared in default on its derivative obligations. The Bank affiliate was in compliance with these provisions as of September 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of September 30, 2010.

The Holding Company and Bank affiliate also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank affiliate would be required to settle its obligations under the agreements. The Bank affiliate was in compliance with these provisions as of September 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of September 30, 2010.

Certain of the Holding Company and Bank affiliate’s agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company’s or Bank affiliate’s creditworthiness in an adverse manner, the Holding Company or Bank affiliate may be required to fully collateralize its obligations under the derivative instruments. The Bank affiliate was in compliance with these provisions as of September 30, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $10.5 million and $2.4 million, respectively. As of September 30, 2010, the Company and Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million and $0.3 million, respectively, against its obligations under these agreements.

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

	Nine months ended September 30,
	2010	2009
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$(12,173)	$6,139
Income tax expense/ (benefit)	(11,278)	1,629

Net income/ (loss) from continuing operations	$(895)	$4,510

Effective tax rate, continuing operations	92.6%	26.5%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$4,214	$(42,159)
Income tax expense/ (benefit)	2,402	(3,153)

Net income/ (loss) from discontinued operations	$1,812	$(39,006)

Effective tax rate, discontinued operations	57.0%	7.5%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$1,929	$2,481
Income tax expense/ (benefit)	-	-

Net income attributable to noncontrolling interests	$1,929	$2,481

Effective tax rate, noncontrolling interests	0.0%	0.0%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$(9,888)	$(38,501)
Income tax expense/ (benefit)	(8,876)	(1,524)

Net income/ (loss) attributable to the Company	$(1,012)	$(36,977)

Effective tax rate, attributable to the Company	89.8%	4.0%

Taxes for interim periods are computed based on an estimated annual effective tax rate which is derived, in part, from expected annual pre-tax income. ASC 740-270-30, Income Taxes, Interim Reporting, Initial Measurement, paragraphs 30-30 through 30-34 provides a limitation to the estimated annual effective tax rate calculation whereby the tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss was the anticipated ordinary loss for the fiscal year. The income tax benefit calculated for the nine months ending September 30, 2010 was computed based on year-to-date pre-tax income.

The effective tax rate from continuing operations for the nine months ended September 30, 2010 was 92.6%, with related tax benefit of $11.3 million. The effective tax rate was greater than the statutory rate of 35% due primarily to the tax benefit attributable to earnings from tax-exempt investments, income tax credits, state and local income tax benefits, and income attributable to noncontrolling interests. These items were partially offset by executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program’s Capital Purchase Program (“TARP CPP”).

The effective tax rate for the nine months ended September 30, 2009 was calculated based on a projected 2009 annual effective tax rate. The effective tax rate from continuing operations was 26.5%, with related tax expense of $1.6 million. The effective tax rate was less than the statutory rate of 35% due primarily to the tax benefit attributable to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These items were partially offset by a change in state tax law, state and local income taxes, and executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the TARP CPP.

As of September 30, 2010, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions is approximately $1.4 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is less than $0.1 million. Income tax returns filed for the tax years ended December 31, 2009, 2008, 2007, and 2006 remain subject to examination by the Internal Revenue Service and various other state tax authorities. The Company is currently under examination by the Internal Revenue Service for the tax year ended December 31, 2008. It is reasonably possible that the settlement of this examination will occur within the next twelve months. The final outcome of this examination remains uncertain and the Company cannot estimate the range of possible changes to its unrecognized tax benefits at this time. The Company believes the resolution of this examination will not have a significant impact to the effective tax rate.

(10)	Noncontrolling Interests

Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $0.6 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $2.5 million for the nine months ended September 30, 2010 and 2009. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation. Decreases in redemption value from period to period increase income attributable to common shareholders for purposes of EPS computation, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $18.7 million and $51.9 million are included in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes the estimated maximum redemption amounts by affiliate:

	At September 30, 2010	At December 31, 2009
	(in thousands)
Anchor	$10,980	$12,973
BOS	4,685	5,159
DGHM	1,209	1,843
DTC	1,847	1,828
KLS (1)	-	30,047

Total	$18,721	$51,850

(1)	In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original Agreement.

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	For the nine months ended
	September 30,
	2010	2009
	(In thousands)
Balance at beginning of year	$51,850	$50,167
Net income attributable to noncontrolling interests	1,929	2,481
KLS redemption	(29,691)	-
Distributions	(1,757)	(526)
Adjustment to redemption value, net	(3,610)	(182)

Balance at September 30	$18,721	$51,940

(11)	Equity

During 2010, the Company entered into four transactions that had an impact on stockholders’ equity.

On June 21, 2010, the Company completed a public offering of its common stock in which 4.7 million shares were sold to the public at a price of $6.10 per share, for total net proceeds, after underwriters’ discount and other related costs, of $26.7 million.

Related to the public offering, on June 18, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Carlyle pursuant to which the Company raised approximately $6.3 million. Under the terms of the Investment Agreement, Carlyle agreed to purchase 1.1 million shares of the Company’s common stock pursuant to Carlyle’s exercise of its gross up option under an investment agreement between the Company and Carlyle dated July 22, 2008. Pursuant to the Investment Agreement, the delayed delivery date for these securities was July 7, 2010, ten business days after the closing date of June 22, 2010.

On June 16, 2010, the Company redeemed $104.0 million of the Company’s outstanding Series C Preferred stock that was issued to the Treasury pursuant to the TARP CPP in November of 2008. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accelerated the remaining $5.0 million of the discount on the Series C Preferred stock. The discount accretion was treated as a preferred dividend for earnings per share purposes and thereby reduced net income attributable to common shareholders and earnings per share.

On January 13, 2010, the Company redeemed $50.0 million of the Company’s outstanding Series C Preferred stock that was issued to the Treasury pursuant to the TARP CPP in November of 2008. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accreted $2.7 million of the discount on the Series C Preferred stock. The discount accretion was treated as a preferred dividend for earnings per share purposes and thereby reduced net income attributable to common shareholders and earnings per share.

(12)	Recent Accounting Developments

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses and the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that the adoption of ASU 2010-20 will lead to additional, more comprehensive disclosures but will not have a material effect on its financial position or results of operations.

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

As of and for the three and nine months ended September 30, 2010

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

Executive Summary

The Company offers a full range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company’s operations in the third quarter of 2010. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,
	2010	2009	Change	% Change
	(In thousands, except per share data)
Total revenues	$73,743	$66,240	$7,503	11%
Provision for loan losses	32,050	9,099	22,951	nm
Total operating expenses	60,979	55,936	5,043	9%
Net income/ (loss) from continuing operations	(6,874)	390	(7,264)	nm
Net income attributable to noncontrolling interests	629	1,136	(507)	-45%
Net income/ (loss) from discontinued operations	267	(30,614)	30,881	101%
Net income/ (loss) attributable to the Company	(7,236)	(31,360)	24,124	77%

Earnings/ (loss) per share:
From continuing operations	$(0.10)	$(0.15)	$0.05	33%
From discontinued operations	0.00	(0.45)	0.45	100%
Attributable to the Company	(0.10)	(0.60)	0.50	83%
nm not meaningful

The Company recorded a net loss attributable to the Company of $7.2 million in the three months ended September 30, 2010, compared to a net loss attributable to the Company of $31.4 million in the same period of 2009. The Company recognized a loss per share of $0.10 for the three months ended September 30, 2010, compared to a loss per share of $0.60 for the same period of 2009.

Key items that affected the Company’s third quarter 2010 results include:

¡

The $32.1 million provision for loan losses for the three months ended September 30, 2010, primarily a result of net charge-offs of $11.9 million and additional downgrades of $86.5 million in classified loans in Northern California.

¡	Increased operating expenses, primarily due to expenses associated with executive transitions.

¡

A 38 basis point increase in net interest margin (“NIM”) to 3.42% from 3.04% for the three month periods ended September 30, 2010 and 2009, respectively. This increase was primarily due to decreased volume in borrowings and certificates of deposit rolling over into money market accounts during 2010, which reduced the Company’s cost of funds.

¡	Favorable market conditions, which increased assets under management/advisory (“AUM”) to $18.6 billion at September 30, 2010.

The Company’s Private Banking segment reported a net loss attributable to the Company of $5.5 million in the third quarter of 2010, compared to net income attributable to the Company of $3.7 million in the same period of 2009. The $9.2 million decrease in net income was a result of the higher provision for loan losses as described above. The higher provision was partially offset by increased net interest income due primarily to lower rates paid on deposits and an income tax benefit recorded due to pre-tax losses. For two of the Banks, credit quality continued to improve overall during the quarter, as evidenced by decreased loan charge-offs and decreased non-performing assets in the Southern California and Pacific Northwest regions. See Part I. Item 2. “Management’s Discussion and Analysis - Loan Portfolio and Credit Quality” section, below.

The Company’s Investment Management segment reported net income attributable to the Company of $0.7 million in the third quarter of 2010, compared to net income attributable to the Company of $0.2 million in the same period of 2009. The $0.5 million increase was primarily due to a $0.4 million, or 4%, increase in investment management and trust fees for the third quarter of 2010 compared to the same period in 2009. The increase in investment management and trust fees was related to a $0.5 billion, or 8%, increase in AUM from September 30, 2009, of which $1.0 billion related to market appreciation, partially offset by $0.5 billion in net outflows.

The Company’s Wealth Advisory segment reported net income attributable to the Company of $1.0 million in the third quarter of 2010, compared to net income attributable to the Company of $1.3 million in the same period of 2009. The $0.3 million, or 24%, decrease in net income was primarily due to a $1.3 million, or 32%, increase in compensation expense related to new compensation agreements that went into effect in 2010. This increased expense was partially offset by an increase in wealth advisory fees of $0.6 million, or 7%, due to a $0.6 billion, or 9%, increase in AUM from September 30, 2009, of which $0.4 billion related to net inflows and $0.2 billion related to market appreciation. Also offsetting the increased expense was a $0.5 million decrease in income attributable to noncontrolling interests primarily due to the elimination of a noncontrolling interest at KLS as a result of the Company’s acquisition of the remaining 19% interest in KLS in January 2010.

Critical Accounting Policies

Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2010	December 31, 2009	Increase/ (decrease)	% Change
		(In thousands)
Assets:
Total cash and investments	$1,157,657	$1,387,483	$(229,826)	-17%
Loans held for sale	22,290	12,714	9,576	75%
Total loans	4,530,274	4,307,040	223,234	5%
Less: allowance for loan losses	100,010	68,444	31,566	46%

Net loans	4,430,264	4,238,596	191,668	5%
Goodwill and intangible assets	146,153	150,117	(3,964)	-3%
Other	274,902	260,355	14,547	6%

Total assets	$6,031,266	$6,049,265	$(17,999)	0%

Liabilities and Equity:
Deposits	$4,492,516	$4,255,219	$237,297	6%
Total borrowings	886,741	992,034	(105,293)	-11%
Other liabilities	99,526	99,008	518	1%

Total liabilities	5,478,783	5,346,261	132,522	2%
Redeemable noncontrolling interests	18,721	51,850	(33,129)	-64%
Total stockholders’ equity	533,762	651,154	(117,392)	-18%

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,031,266	$6,049,265	$(17,999)	0%

Total Assets. Total assets remained relatively flat at $6.0 billion at both September 30, 2010 and December 31, 2009.

Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $229.8 million, or 17%, to $1.2 billion, or 19% of total assets at September 30, 2010 from $1.4 billion, or 23% of total assets at December 31, 2009. The decrease was primarily due to the $152.8 million, or 17%, decrease in investment securities and the $76.0 million, or 17%, decrease in cash and cash equivalents. The decreases in cash and cash equivalents and in investment securities are primarily due to the Holding Company liquidating a portion of its investment portfolio during the first nine months of 2010 to fund its $154.0 million repurchase of its Series C Preferred stock and the $29.7 million payment to the minority shareholders of KLS to acquire the remaining 19% interest in KLS along with additional consideration paid for performance targets negotiated in the original agreement with KLS.

The majority of the Company’s investments are held by the Banks. The Banks’ investment policies require management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Banks’ overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”

Investment maturities, principal payments, and sales of the Company’s available-for-sale and held-to-maturity securities provided $0.7 billion of cash proceeds during the first nine months of 2010, and $0.6 billion was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management’s evaluation of interest rate trends and the Company’s liquidity. The sale of investments resulted in recognized net gains for the three and nine months ended September 30, 2010 of $1.1 million and $3.6 million, respectively, due to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company’s available-for-sale investment portfolio carried a total of $14.1 million of unrealized gains and $0.5 million of unrealized losses at September 30, 2010, compared to $13.1 million of unrealized gains and $1.9 million of unrealized losses at December 31, 2009.

No impairment losses were recognized through earnings related to available-for-sale or held-to-maturity securities during the three and nine month periods ended September 30, 2010 and 2009. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at September 30, 2010, and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.

See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company’s investment securities.

Loans held for sale. Loans held for sale increased $9.6 million to $22.3 million at September 30, 2010 from $12.7 million at December 31, 2009. Included in loans held for sale at September 30, 2010 is $2.9 million of the Company’s non-strategic Southern California portfolio loans, compared to $3.6 million at December 31, 2009. Other factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk.

Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.0 million, or 3%, to $146.2 million at September 30, 2010 from $150.1 million at December 31, 2009. The decrease is primarily due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles—Goodwill and Other. Management concluded that a triggering event occurred at June 30, 2010, due to the Company’s market capitalization decreasing to less than book value as of that date. As a result of the June 30 triggering event and resulting impairment test, management also tested for impairment at September 30, 2010. Management’s test consisted of an evaluation of the relationship of aggregate fair values of its reporting units to the Company’s overall market capitalization and book value. Upon comparison of the fair values of its reporting units to their respective book values, management concluded that there was no impairment of goodwill or intangible assets at September 30, 2010.

Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, income tax receivable and deferred, and other assets, increased $14.5 million, or 6%, to $274.9 million at September 30, 2010 from $260.4 million at December 31, 2009. The increase is primarily due to the change in income taxes receivable and deferred, partially offset by decreases in other assets and OREO.

Income taxes receivable and deferred increased $29.1 million, or 56%, to $81.4 million at September 30, 2010 from $52.3 million at December 31, 2009. The increase is due primarily to income tax payments made during the nine months ended September 30, 2010, as well as an increase in the net deferred tax asset, which is due primarily to the increase in the allowance for loan loss during the nine months ended September 30, 2010. At September 30, 2010, no valuation allowance on the deferred tax asset was required due to the expectation of future taxable income. Should losses continue to occur, there may be a need for a valuation allowance on the deferred tax asset.

OREO decreased $3.5 million, or 21%, to $13.1 million at September 30, 2010 from $16.6 million at December 31, 2009. OREO consisted of 17 properties at September 30, 2010 and 15 properties at December 31, 2009. The decrease is primarily due to additional valuation allowances taken on existing OREO properties, particularly in Northern California, and sales of OREO properties, partially offset by loans transitioning into OREO.

Other assets, which consist primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $9.0 million, or 7%, to $127.5 million at September 30, 2010 from $136.5 million at December 31, 2009. The decrease is primarily due to unrealized losses on derivatives, the settlement of certain receivables, and the recognition of a portion of the prepaid FDIC insurance expense at the Banks.

Deposits. Total deposits increased $237.3 million, or 6%, to $4.5 billion, at September 30, 2010, from $4.3 billion at December 31, 2009. The increase in deposits is primarily due to organic growth of the Banks’ core deposits and money market accounts, partially offset by a decrease in retail certificates of deposit as they matured and rolled into money market accounts. The Banks participate in the FDIC’s Transaction Account Guarantee Program (the “TAGP”), which is a portion of the FDIC’s Temporary Liquidity Guarantee Program. The TAGP insures all of the Company’s demand deposit accounts and currently insures certain NOW accounts. The TAGP had been scheduled to expire on December 31, 2010, however, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provides that the FDIC must fully insure all noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. The extension of FDIC insurance coverage for noninterest-bearing transaction accounts does not apply to NOW accounts paying low rates of interest and certain other accounts (generally those paying minimal interest) that are currently covered by the TAGP. The Banks elected to participate in the TAGP extension through December 31, 2010. FDIC insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act covers each FDIC-insured bank, including the Banks, after December 31, 2010, i.e., after December 31, 2010 a bank does not have a right to opt out of such FDIC insurance coverage. In September 2010, the FDIC issued a proposed rule to implement this provision of the Dodd-Frank Act.

The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.

The following table shows the composition of the Company’s deposits at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Balance	As a % of total	Balance	As a % of total
		(In thousands)
Demand deposits (non-interest bearing)	$929,506	21%	$835,676	19%
NOW	378,003	8%	348,674	8%
Savings	187,174	4%	158,508	4%
Money market	1,778,220	40%	1,447,811	34%
Certificates of deposit under $100,000	303,796	7%	373,360	9%
Certificates of deposit $100,000 or greater	915,817	20%	1,091,190	26%

Total deposits	$4,492,516	100%	$4,255,219	100%

Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under agreements to repurchase (“repurchase agreements”), and junior subordinated debentures) decreased $105.3 million, or 11%, to $886.7 million at September 30, 2010 from $992.0 million at December 31, 2009. Repurchase agreements decreased $134.8 million, or 55%, to $108.6 million at September 30, 2010 from $243.4 million at December 31, 2009. Many commercial bank customers who previously chose repurchase agreements in lieu of deposit products have switched to demand deposit accounts as they are 100% insured under the TAGP. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings increased $29.5 million, or 5%, to $584.5 million at September 30, 2010 from $555.0 million at December 31, 2009. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth, but can also be used as an additional source of liquidity for the Banks. Given current rates at the FHLBs, this source of funds is competitive with rates currently paid on retail certificates of deposit, depending on the term. Also, the Banks do not pay FDIC deposit insurance on FHLB borrowings, which can indirectly add to the cost of funds on the certificates of deposit. Since deposit growth has exceeded loan growth, some of the Banks have reduced the amount of FHLB borrowings.

Other liabilities. Other liabilities, consisting of accrued interest, accrued bonus, and other accrued expenses, remained relatively flat at $99.5 million at September 30, 2010, as compared to $99.0 million at December 31, 2009. Increases in accrued expenses and accrued retirement liabilities were offset by a decrease in accrued interest payable and the reduction in the Company’s deferred acquisition obligations to Anchor’s minority shareholders as a result of a payment made in the first quarter of 2010 pursuant to the terms of the acquisition agreement.

Loan Portfolio and Credit Quality

Loans. Total portfolio loans increased $223.2 million, or 5%, to $4.5 billion, or 75% of total assets at September 30, 2010, from $4.3 billion, or 71% of total assets at December 31, 2009. Increases in commercial mortgages of $173.4 million, or 8%, and in residential loans of $140.3 million, or 9%, were partially offset by a decrease in construction and land loans of $104.7 million, or 33%. In general, the Company continues to have lower loan growth in 2010 and 2009 than in previous years as economic conditions have reduced the demand for commercial loans and our Banks have generally reduced or stopped originating construction and land loans. The Company has been focusing more on residential loan growth as a source of high quality earning assets. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for a summary of the Company’s loan portfolio by geography.

Allowance for Loan Losses. The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $100.0 million and $68.4 million at September 30, 2010 and December 31, 2009, respectively.

The allowance for loan losses at September 30, 2010 increased $31.6 million, or 46%, from December 31, 2009. $29.9 million, or 95%, of this increase is attributable to Northern California. The increase in the allowance for loan losses reflects the higher level of classified loans and continued loan charge-offs, particularly in Northern California, other qualitative risk factors, and growth in the loan portfolio, offset slightly by a change in the mix of loan types in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.

The following table presents a summary by geography of loans charged off, net of recoveries, for the three and nine months ended September 30, 2010 and 2009, respectively. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(In thousands)
Net loans charged off/ (recovered):
New England	$393	$546	$3,215	$1,938
Northern California	11,896	130	20,901	1,452
Southern California	(1,224)	2,410	(1,635)	7,952
Pacific Northwest	48	4,005	580	10,894

Total net loans charged off	$11,113	$7,091	$23,061	$22,236

The following table presents a summary by loan type of loans charged off, net of recoveries, for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(In thousands)
Net loans charged off/ (recovered):
Commercial and industrial (1)	$6,978	$4,484	$7,562	$11,405
Commercial real estate (1)	6,469	49	15,153	1,684
Construction and land	(2,376)	2,387	121	8,624
Residential mortgage	106	(42)	362	208
Home equity and other consumer	(64)	213	(137)	315

Total net loans charged off	$11,113	$7,091	$23,061	$22,236

(1)     Commercial and industrial loans and commercial real estate loans charged off had been included in the commercial loans line item in “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable.”

Risk Elements. The Company’s non-performing assets include non-accrual loans (including the Southern California non-strategic loans held for sale), and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Non-performing assets increased $49.3 million, or 46%, to $156.2 million, or 2.59% of total assets at September 30, 2010, from $106.9 million, or 1.77% of total assets at December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	September 30, 2010	December 31, 2009
	(In thousands)
Non-accrual loans:
New England	$20,872	$8,346
Northern California	99,573	37,584
Southern California (1)	12,585	21,953
Pacific Northwest	10,060	22,455

Total non-accrual loans	$143,090	$90,338

Loans 30-89 days past due and accruing:
New England	$5,515	$6,658
Northern California	8,270	6,799
Southern California	2,860	4,259
Pacific Northwest	226	3,478

Total loans 30-89 days past due	$16,871	$21,194

Accruing classified loans: (2)
New England	$19,228	$14,534
Northern California	66,061	14,768
Southern California	11,467	8,117
Pacific Northwest	9,308	15,118

Total accruing classified loans	$106,064	$52,537

(1)	Includes loans held for sale of $2.9 million and $3.6 million as of September 30, 2010 and December 31, 2009, respectively.
(2)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Of the $143.1 million of loans on non-accrual status at September 30, 2009, 29% were current on payment of principal and interest. In these situations, despite the loan’s current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan, the Bank will discontinue the accrual of interest income and apply any payments received to principal.

There were no loans past due 90 days or more and still accruing interest at September 30, 2010 or December 31, 2009.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	September 30, 2010	December 31, 2009
	(In thousands)
Non-accrual loans: (1)
Commercial and industrial (2)	$9,092	$10,434
Commercial real estate (2)	84,038	37,111
Construction and land	41,821	35,406
Residential mortgage	7,723	7,017
Home equity and other consumer	416	370

Total non-accrual loans	$143,090	$90,338

Loans 30-89 days past due and accruing:
Commercial and industrial (2)	$3,431	$6,370
Commercial real estate (2)	7,409	1,782
Construction and land	1,325	3,799
Residential mortgage	3,486	8,346
Home equity and other consumer	1,220	897

Total loans 30-89 days past due	$16,871	$21,194

Accruing classified loans: (3)
Commercial and industrial (2)	$17,532	$20,884
Commercial real estate (2)	83,689	25,225
Construction and land	3,452	6,155
Residential mortgage	971	148
Home equity and other consumer	420	125

Total accruing classified loans	$106,064	$52,537

(1)	Includes loans held for sale of $2.9 million and $3.6 million as of September 30, 2010 and December 31, 2009, respectively.
(2)	Commercial and industrial loans and commercial real estate loans are included in the commercial loans line item in “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable”.
(3)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Banks may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

The balance of non-performing assets and accruing classified loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, real estate collateral values, and the bank’s underwriting standards at the time of origination. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower’s ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the bank’s underwriting standard and not be renewed.

A rollforward of non-accrual loans is presented in the table below:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Non-accrual loans, beginning of period	$100,266	$83,466	$90,338	$63,990
Transfers into non-accrual status	73,184	45,673	132,663	117,787
Transfers out to OREO	(1,752)	(11,282)	(9,131)	(24,312)
Transfers out to accrual status	(4,450)	(3,369)	(14,152)	(11,877)
Charge offs	(13,843)	(6,980)	(28,773)	(17,560)
Paid off/paid down/sold	(10,315)	(7,670)	(27,855)	(28,190)

Non-accrual loans, end of period	$143,090	$99,838	$143,090	$99,838

At September 30, 2010, loans with an aggregate balance of $16.9 million, or 0.37% of total loans, were 30-89 days past due, a decrease of $4.3 million, or 20%, compared to $21.2 million, or 0.49% of total loans, at December 31, 2009. The

Company believes most of these loans are adequately secured at the present time and the payment performance of these borrowers varies from month to month. Further deterioration in the local economy or in the real estate market where the collateral is located could lead to these delinquent loans transferring to non-accrual status with a corresponding downgrade of the loans’ credit ratings. Downgrades in credit ratings generally result in additional charges to the provision for loan losses.

The Banks’ general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in process of collection. There were no loans 90 days past due, but still accruing, as of September 30, 2010 or December 31, 2009. The Banks’ general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six to nine months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

Net charge-offs of $23.1 million were recorded in the first nine months of 2010, compared to $22.2 million in the same period of 2009. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. In times of economic downturns, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. For the first nine months of 2010, 91% of the net charge-offs related to the Northern California market. Of the $23.1 million in net charge-offs recorded in 2010, $15.2 million were in commercial real estate loans (73% of which related to the Northern California market), $7.6 million were in commercial and industrial loans, and the balance of $0.3 million was in other loan categories.

Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Banks’ geographic regions, and interest rates. These factors are generally not within the Company’s control. A decline in the fair values of the collateral for the non-performing assets could result in additional future provision for loan losses depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Banks may continue to obtain newer appraisals especially during periods of declining values.

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

Substandard-rated loans may be either accruing or non-accruing based on the various credit factors of each individual loan. At September 30, 2010, the Company had accruing classified substandard loans of $106.1 million, an increase of $53.5 million compared to $52.5 million at December 31, 2009. The largest absolute change was in the Northern California region which increased $51.3 million to $66.1 million at September 30, 2010 from $14.8 million at December 31, 2009. Of the $66.1 million accruing classified loans in Northern California, 70% is related to six commercial real estate loans, $33.6 million of which was downgraded in the third quarter. Triggering events for these downgrades include updated appraisal information, inability of borrowers to cover debt service payments, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Over the same period, the New England region increased $4.7 million and the Southern California region increased $3.4 million, while the Pacific Northwest region decreased $5.8 million. The increase in accruing classified loans consists primarily of commercial real estate loans in Northern California. There are numerous factors which contributed to this increase including the prolonged economic downturn, higher vacancy rates, lower rental rates, and tenants reducing the amount of space they want to rent. These factors negatively affect our borrowers’ liquidity and, in some cases, our borrowers’ ability to comply with loan covenants such as debt service coverage. Lastly, declining real estate values due to supply and demand as well as increasing capitalization rates have caused the collateral value of certain commercial real estate properties to be worth less than the loan balance.

When management determines that it is probable that the Bank will not collect all principal and interest on a loan, usually commercial loans, in accordance with the original loan terms, as well as all loans with a TDR, the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $141.6 million as of September 30, 2010, an increase of $58.4 million, or 70%, compared to $83.2 million at December 31, 2009. At September 30, 2010, $65.9 million of the impaired loans had $9.8 million in specific allocations to the general reserve. To date, the carrying value of impaired loans held at September 30, 2010 with specific allocations to the general reserve has been written down by $5.0 million. The remaining $75.7 million of impaired loans did not have specific allocations due primarily to the adequacy of the collateral or prior charge-offs taken. To date, the carrying value of impaired loans held at September 30, 2010 with no specific allocations has been written down by $18.6 million. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve and the remaining $62.5 million of impaired loans did not have specific allocations.

Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of cash flow, discounted at the loan’s contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged off.

Liquidity

Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.

Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2010, consolidated cash and cash equivalents and securities available-for-sale, less securities pledged, amounted to $0.7 billion, or 12% of total assets, compared to $1.0 billion, or 16% of total assets at December 31, 2009. In addition, the Company has access to available borrowings through the FHLB totaling $716.5 million as of September 30, 2010 compared to $789.3 million as of December 31, 2009. Combined, this liquidity totals $1.4 billion, or 24% of assets and 32% of total deposits as of September 30, 2010 compared to $1.8 billion, or 29% of assets and 41% of total deposits as of December 31, 2009.

During the fourth quarter of 2008, the Company received $154.0 million in funding through the Treasury’s TARP CPP. In January 2010, the Company repurchased $50.0 million of its Series C Preferred stock, issued under the TARP CPP, and in June 2010, the Company repurchased the remaining $104.0 million of the Series C Preferred stock. Upon repurchase, a proportionate amount of the unamortized discount was accelerated, and reduced per-share income attributable to the common shareholder during 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 11: Equity” for further details.

Holding Company Liquidity. The Company and some of the Company’s majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“KLS Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which represents the value of the additional 19% interest and additional consideration paid for performance targets negotiated in the original KLS Agreement. At September 30, 2010, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was approximately $18.7 million, and is classified on the consolidated balance sheets as redeemable noncontrolling interests.

The Holding Company’s primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. Pursuant to a revenue sharing agreement with Westfield, the Holding Company recognized $4.3 million in revenue during the nine months ended September 30, 2010. Additionally, in the nine months ended September 30, 2010, the Holding Company received $0.2 million in contingent consideration from certain affiliates divested in 2009, and may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 2: Divestitures and Acquisitions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details.

At September 30, 2010, Holding Company cash and cash equivalents amounted to $100.0 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.

The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining three months of 2010 on the junior subordinated debentures is approximately $2.5 million based on the debt outstanding at September 30, 2010 and estimated interest rates.

The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2010 for dividends to common stockholders will be approximately $0.8 million. Based on the Company’s preferred stock outstanding at September 30, 2010 and the dividend rate, the Company estimates the amount to be paid out in the remaining three months of 2010 for dividends to preferred stockholders will be approximately $0.1 million.

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

Bank Liquidity. Each of the Banks is a member of its regional FHLB, and as such, has access to short and long-term borrowings from those institutions. At September 30, 2010 the Banks had available credit of $716.5 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Banks totaled $0.7 billion, which equals 13% of the Banks’ total assets and 16% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank’s current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Banks would lower their liquidity and possibly limit the Banks’ ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.

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

Capital Resources

Total Company’s stockholders’ equity at September 30, 2010 was $533.8 million, compared to $651.2 million at December 31, 2009, a decrease of $117.4 million, or 18%. The decrease in stockholders’ equity was primarily the result of the repurchase of the Company’s Series C Preferred stock in January 2010, for $50.0 million, and June 2010, for the remaining $104.0 million. At the dates of the repurchases, the remaining un-accreted discount on the Series C Preferred stock was accreted. This Series C Preferred stock was issued in November 2008 to the Treasury in conjunction with the Company’s participation in the TARP CPP. This decrease was partially offset by the $33.0 million issuance of common stock via the public offering in June 2010 and the related private placement with the Carlyle Group which settled in July 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 11: Equity” for further detail.

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

The following table presents the Company’s and the Banks’ amount of regulatory capital and related ratios as of September 30, 2010 and December 31, 2009. Also presented are the capital guidelines established by the FRB, which pertain to the Company, and by the FDIC, which pertain to the Banks. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Banks must be in compliance with these ratios as long as the Company and/or the Banks are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The FRB, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2010
Total risk-based capital
Company	$621,669	14.92%	$333,239	>8.0%	$416,549	>10.0%
Boston Private Bank	260,340	11.61	179,358	8.0	224,198	10.0
Borel	139,211	10.76	103,479	8.0	129,349	10.0
FPB	54,279	15.17	28,618	8.0	35,773	10.0
Charter	35,914	17.09	16,808	8.0	21,011	10.0
Tier I risk-based capital
Company	565,812	13.58	166,619	4.0	249,929	6.0
Boston Private Bank	232,267	10.36	89,679	4.0	134,519	6.0
Borel	122,579	9.48	51,740	4.0	77,609	6.0
FPB	49,702	13.89	14,309	4.0	21,464	6.0
Charter	33,233	15.82	8,404	4.0	12,606	6.0
Tier I leverage capital
Company	565,812	9.70	233,221	4.0	291,527	5.0
Boston Private Bank	232,267	6.99	132,855	4.0	166,068	5.0
Borel	122,579	7.59	64,607	4.0	80,759	5.0
FPB	49,702	10.02	19,840	4.0	24,799	5.0
Charter	33,233	9.99	13,311	4.0	16,638	5.0

As of December 31, 2009
Total risk-based capital
Company	$759,807	18.95%	$320,763	>8.0%	$400,954	>10.0%
Boston Private Bank	245,367	12.03	163,202	8.0	204,002	10.0
Borel	159,459	11.73	108,754	8.0	135,943	10.0
FPB	60,241	16.80	28,695	8.0	35,868	10.0
Charter	38,984	19.50	15,995	8.0	19,994	10.0
Tier I risk-based capital
Company	709,417	17.69	160,381	4.0	240,572	6.0
Boston Private Bank	219,851	10.78	81,601	4.0	122,401	6.0
Borel	142,412	10.48	54,377	4.0	81,566	6.0
FPB	55,663	15.52	14,347	4.0	21,521	6.0
Charter	36,397	18.20	7,998	4.0	11,996	6.0
Tier I leverage capital
Company	709,417	11.62	244,189	4.0	305,236	5.0
Boston Private Bank	219,851	6.54	134,537	4.0	168,171	5.0
Borel	142,412	8.66	65,784	4.0	82,230	5.0
FPB	55,663	10.59	21,028	4.0	26,286	5.0
Charter	36,397	9.93	14,660	4.0	18,325	5.0

As of September 30, 2010, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. These statutory trusts created by the Company are not consolidated into the Company’s financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of September 30, 2010, $183.4 million of the net balance of these trust preferred securities qualified as Tier I capital and $3.1 million qualified as Tier II capital. As of December 31, 2009, all $186.5 million of the net balance of these trust preferred securities qualified as Tier I capital.

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

Financial Regulatory Reform Legislation

On July 21, 2010, the Dodd-Frank Act, which comprehensively reforms the regulation of financial institutions, products and services, was signed into law. Among other things, the Dodd-Frank Act grants the FRB increased supervisory authority and codifies the source of strength doctrine. The Dodd-Frank Act also provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital, however existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services. The Banks will continue to be examined by their primary federal regulator for compliance with such rules. The Dodd-Frank Act also modifies certain deposit insurance requirements, as discussed in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Condensed Consolidated Balance Sheets and Discussion — Deposits.” The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.

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

Results of operations for the three and nine months ended September 30, 2010 versus September 30, 2009

Net Income/ (Loss). The Company recorded net losses from continuing operations for the three and nine months ended September 30, 2010 of $6.9 million and $0.9 million respectively, compared to net income of $0.4 million and $4.5 million for the three and nine months ended September 30, 2009, respectively. Net losses attributable to the Company, which include income/ (loss) from both continuing and discontinued operations, for the three and nine months ended September 30, 2010 were $7.2 million and $1.0 million respectively, compared to net losses of $31.4 million and $37.0 million for the same periods in 2009.

The Company recognized losses per share from continuing operations for the three and nine months ended September 30, 2010 of $0.10 per share and $0.18 per share, respectively, compared to losses of $0.15 per share and $0.37 per share for the same periods in 2009. Losses per share attributable to the common shareholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2010 were $0.10 per share and $0.15 per share, respectively, compared to losses of $0.60 per share and $0.95 per share for the same periods in 2009. Net income/ (loss) from continuing operations in both 2010 and 2009 was offset by charges that reduce income available to common shareholders. Charges that reduce income available to common shareholders include preferred dividends and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $10.0 million to a benefit of $0.2 million in the third quarter of 2010 from a charge of $9.9 million for the same period in 2009. For the nine months ended September 30, 2010, these charges decreased $16.9 million to a charge of $9.5 million from a charge of $26.4 million for the same period in 2009. The decreases for both the three and nine month periods were primarily due to the 2009 accretion of the beneficial conversion feature of the Series B Preferred stock, which was fully accreted as of December 31, 2009, and the acquisition of the remaining 19% interest in KLS in early 2010, which affected the change in redemption value of noncontrolling interests. These decreases were partially offset by the 2010 accelerated accretion of the discount on the Series C Preferred stock in conjunction with its repurchase during the first half of 2010. The discount on the Series C Preferred stock was fully accreted as of June 30, 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.

The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Net interest income	$46,444	$39,717	17%	$135,772	$118,428	15%
Fees and other income	27,299	26,523	3%	80,360	84,085	-4%

Total revenue	73,743	66,240	11%	216,132	202,513	7%

Provision for loan losses	32,050	9,099	nm	54,627	31,155	75%
Operating expense	60,979	55,936	9%	173,678	165,219	5%
Income tax expense/ (benefit)	(12,412)	815	nm	(11,278)	1,629	nm

Net income/ (loss) from continuing operations	(6,874)	390	nm	(895)	4,510	nm
Net income/ (loss) from discontinued operations	267	(30,614)	nm	1,812	(39,006)	nm

Net income/ (loss) before attribution to noncontrolling interests	(6,607)	(30,224)	78%	917	(34,496)	nm
Less: net income attributable to noncontrolling interests	629	1,136	-45%	1,929	2,481	-22%

Net income/ (loss) attributable to the Company	$(7,236)	$(31,360)	77%	$(1,012)	$(36,977)	97%

nm = not meaningful

Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net Interest Margin (“NIM”) is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on non-accrual status, NIM can decrease since the same assets are earning less income. Loans that are classified as substandard but are still accruing interest income at September 30, 2010 could be placed on non-accrual status if their credit quality declines further.

Net interest income for the three months ended September 30, 2010 was $46.4 million, an increase of $6.7 million, or 17%, compared to the same period in 2009. Net interest income for the nine months ended September 30, 2010 was $135.8 million, an increase of $17.3 million, or 15%, compared to the same period in 2009. The increases for both the three and nine month periods are primarily due to increased business volumes (change in average balance multiplied by the prior year average rate) which increased net interest income by $4.0 million and $14.4 million for the three and nine month periods, respectively, and decreases in rates paid on borrowings and deposits (change in average interest rate multiplied by the prior year average balance), which increased net interest income by $6.8 million and $19.2 million for the three and nine month periods, respectively. These increases were partially offset by decreases in rates earned on interest-bearing assets, which decreased net interest income by $4.1 million and $16.2 million for the three and nine month periods, respectively. The NIM was 3.42% for the three months ended September 30, 2010, an increase of 38 basis points compared to the same period in 2009. For the nine months ended September 30, 2010, NIM was 3.31%, an increase of 18 basis points compared to the same period in 2009. The increase in the Company’s NIM for the three and nine month periods compared to the same periods in 2009 is a result of several factors including: decreases in rates paid on deposits, a higher percentage of interest-bearing liabilities that have been raised in the form of lower cost deposits rather than borrowed funds, and certificates of deposit maturing and rolling into money market accounts.

The following tables set forth the composition of the Company’s NIM on a FTE basis for the three and nine months ended September 30, 2010 and 2009, however the discussion following these tables reflects non-FTE data.

	Three months ended September 30,
	Average balance		Interest earned/ paid		Average rate
	2010	2009	2010	2009	2010	2009
	(In thousands)
Earning assets:
Taxable investment securities	$314,636	$181,246	$1,613	$1,399	2.05%	3.09%
Non-taxable investment securities (1)	198,369	169,000	1,951	1,995	3.93%	4.72%
Mortgage-backed securities	219,651	313,736	1,902	3,278	3.46%	4.18%
Federal funds sold and other	351,850	461,584	223	389	0.25%	0.33%
Loans (2)
Commercial, construction and land (1)	2,587,847	2,708,943	36,481	39,292	5.56%	5.75%
Residential mortgage	1,637,831	1,385,723	19,621	18,028	4.79%	5.20%
Home equity and other consumer	295,395	210,366	3,116	2,372	4.16%	4.43%

Total loans	4,521,073	4,305,032	59,218	59,692	5.19%	5.51%

Total earning assets	$5,605,579	$5,430,598	64,907	66,753	4.59%	4.89%

Interest-bearing liabilities:
Deposits	$3,535,464	$3,296,536	8,710	15,049	0.98%	1.81%
Borrowed funds	808,104	1,008,013	7,903	10,256	3.85%	4.04%

Total interest-bearing liabilities	$4,343,568	$4,304,549	16,613	25,305	1.51%	2.33%

Net interest income, FTE Basis			$48,294	$41,448
Less: FTE adjustment			1,850	1,731

Net interest income			$46,444	$39,717

Interest rate spread					3.08%	2.56%
Net interest margin					3.42%	3.04%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. The discussion following these tables reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

	Nine months ended September 30,
	Average balance		Interest earned/ paid		Average rate
	2010	2009	2010	2009	2010	2009
	(In thousands)
Earning assets:
Taxable investment securities	$293,883	$202,185	$4,742	$5,238	2.15%	3.46%
Non-taxable investment securities (1)	189,991	191,827	5,928	7,207	4.16%	5.01%
Mortgage-backed securities	240,176	330,641	6,228	10,660	3.46%	4.34%
Federal funds sold and other	515,648	306,243	943	741	0.24%	0.32%
Loans (2)
Commercial, construction and land (1)	2,569,262	2,693,669	109,482	116,962	5.59%	5.78%
Residential mortgage	1,572,909	1,342,916	57,758	53,332	4.90%	5.30%
Home equity and other consumer	278,313	204,487	9,418	6,821	5.01%	4.42%

Total loans	4,420,484	4,241,072	176,658	177,115	5.30%	5.56%

Total earning assets	$5,660,182	$5,271,968	194,499	200,961	4.56%	5.09%

Interest-bearing liabilities:
Deposits	$3,565,802	$3,084,009	28,721	46,001	1.08%	1.99%
Borrowed funds	829,409	1,100,109	24,626	31,190	3.93%	3.78%

Total interest-bearing liabilities	$4,395,211	$4,184,118	53,347	77,191	1.62%	2.46%

Net interest income, FTE Basis			$141,152	$123,770
Less: FTE adjustment			5,380	5,342

Net interest income			$135,772	$118,428

Interest rate spread					2.94%	2.63%
Net interest margin					3.31%	3.13%

(1)	Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. The discussion following these tables reflects non-FTE data.
(2)	Includes loans held for sale and non-accrual loans.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2010 was $63.1 million, a decrease of $2.0 million, or 3%, compared to the same period in 2009. Interest and dividend income for the nine months ended September 30, 2010 was $189.1 million, a decrease of $6.5 million, or 3%, compared to the same period in 2009. The decreases for both the three and nine month periods were primarily due to lower rates, a change in the mix of investments toward short-term liquid investments, which have lower yields, and a greater focus on residential loan growth, where yields are lower than in commercial and industrial loans and commercial real estate.

Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2010 was $35.3 million, a decrease of $3.0 million, or 8%, compared to the same period in 2009 as a result of a 19 basis point decrease in the average yield and a 4% decrease in the average balance. For the nine months ended September 30, 2010, interest income on commercial loans was $106.2 million, a decrease of $8.0 million, or 7%, compared to the same period in 2009 as a result of a 14 basis point decrease in the average yield and a 5% decrease in the average balance. The decline in the average balances are related to the Banks decreasing their portfolio of construction and land loans as well as reduced commercial real estate and commercial and industrial loan originations due to current economic conditions, as discussed above in Part I. Item 2. “Management’s Discussion and Analysis – Loan Portfolio and Credit Quality.” The decrease in the average yield is related to the high level of non accrual loans as well as the low interest rate environment.

Interest income on residential mortgage loans for the three months ended September 30, 2010 was $19.6 million, an increase of $1.6 million, or 9%, compared to the same period in 2009 as a result of an 18% increase in the average balance, partially offset by a 41 basis point decrease in the average yield. For the nine months ended September 30, 2010, residential interest income was $57.8 million, an increase of $4.4 million, or 8%, compared to the same period in 2009 as a result of a 17% increase in the average balance, partially offset by a 40 basis point decrease in the average yield. The increase in the average balances of residential mortgage loans was primarily due to the organic growth of loan portfolios at the Banks and loan purchases by the Banks. The decrease in the yields was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans.

Interest income on home equity and other consumer loans for the three months ended September 30, 2010 was $3.1 million, an increase of $0.7 million, or 31%, compared to the same period in 2009, as a result of a 40% increase in the average balance, partially offset by a 27 basis point decrease in average yield. For the nine months ended September 30, 2010, home equity and other consumer interest income was $9.4 million, an increase of $2.6 million, or 38%, compared to the same period in 2009, as a result of a 36% increase in the average balance and a 59 basis point increase in average yield. The increase in the average balances and yields of home equity and other consumer loans was primarily due to a reclassification of some consumer loans during 2010, which in turn led to the mix of loans weighted more heavily to consumer loans over lower-yielding home equity loans.

Investment income, on a non-FTE basis, for the three months ended September 30, 2010 was $5.0 million, a decrease of $1.3 million, or 21%, compared to the same period in 2009, as a result of a 41 basis point decrease in the average yield and a 4% decrease in the average balance. For the nine months ended September 30, 2010, investment income was $15.8 million, a decrease of $5.6 million, or 26%, compared to the same period in 2009, as a result of a 106 basis point decrease in the average yield, offset by a 20% increase in the average balance. The changes in the average balances were primarily due to the Banks managing their liquidity levels and, in some cases, adjusting their investment portfolios as well. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.

Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2010 was $16.6 million, a decrease of $8.7 million, or 34%, compared to the same period in 2009. For the nine months ended September 30, 2010, interest expense was $53.3 million, a decrease of $23.8 million, or 31%, compared to the same period in 2009. The decrease was attributed to the decreases in the average rate paid on deposits. Additionally, there was a decrease in the average balances outstanding of borrowings primarily due to the repurchase of a portion of the junior subordinated debentures in the fourth quarter of 2009.

Interest expense on deposits for the three months ended September 30, 2010 was $8.7 million, a decrease of $6.3 million, or 42%, compared to the same period in 2009, as a result of an 83 basis point decrease in the average rate, partially offset by a 7% increase in the average balance. For the nine months ended September 30, 2010, interest expense on deposits was $28.7 million, a decrease of $17.3 million, or 38%, compared to the same period in 2009, as a result of a 91 basis point decrease in the average rate, offset by a 16% increase in the average balance. The increase in average deposits was primarily due to organic growth of the Banks’ core deposits, particularly as certificates of deposit matured and rolled into money market accounts. The Banks participate in the TLGP, which insures all demand deposit checking accounts and certain NOW accounts. The decrease in the average rates paid was primarily due to the Banks’ ability to lower interest rates on money market accounts and certificates of deposit due to the decline in short-term rates.

Interest paid on borrowings for the three months ended September 30, 2010 was $7.9 million, a decrease of $2.4 million, or 23%, compared to the same period in 2009, as a result of a 20% decrease in the average balance and a 19 basis point decrease in the average rate paid. For the nine months ended September 30, 2010, interest paid on borrowings was

$24.6 million, a decrease of $6.6 million, or 21%, compared to the same period in 2009, as a result of a 25% decrease in the average balance, partially offset by a 15 basis point increase in the average rate paid. The decrease in the average balances of borrowings was primarily due to some of the Banks reducing their reliance on FHLB borrowings as deposit growth outpaced loan growth, and the partial repurchase of the Company’s junior subordinated debentures. The Company repurchased $44.5 million of its junior subordinated debentures during the fourth quarter of 2009.

Provision for loan losses. The provision for loan losses for the three months ended September 30, 2010 was $32.1 million, an increase of $23.0 million compared to the same period in 2009. For the nine months ended September 30, 2010, the provision for loan losses was $54.6 million, an increase of $23.5 million, or 75%, compared to the same period in 2009. The increase for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily related to the Northern California Bank. In the third quarter of 2010, the Northern California Bank experienced certain events on a limited number of large loans such as: customer bankruptcies, customer requests for loan modifications or concessions, declining financial strength of the borrowers, and the notification of the borrower’s inability to continue making payments. These third quarter 2010 events resulted in loans being downgraded and/or charged off. Due to the increased potential loss on the downgraded loans, actual charge-offs incurred, or loan-level specific reserves established, additional loan loss provision was needed.

The prolonged economic downturn also had a significant impact on the ability of borrowers to continue making payments. The increase for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was generally related the increase in problem loan trends and related loan charge-offs or specific reserves, particularly at the Northern California Bank.

The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part I. Item 2. “Management’s Discussion and Analysis - Loan Portfolio and Credit Quality” above.

Fees and other income. Fees and other income for the three months ended September 30, 2010 was $27.3 million, a decrease of $0.8 million, or 3%, compared to the same period in 2009. For the nine months ended September 30, 2010, fees and other income was $80.4 million, a decrease of $3.7 million, or 4%, compared to the same period in 2009. The three month increase is primarily due to increases in investment management and trust fees and wealth advisory fees, while the nine month decrease is primarily due to the decrease in gains on sale of loans (including the Southern California non-strategic loan portfolio) and the increase in losses incurred on OREO property including losses on sales and additional valuation allowances taken. These decreases in income were partially offset by the increases in investment management and trust fees and wealth advisory fees.

Investment management and trust fee income for the three months ended September 30, 2010 was $14.3 million, an increase of $0.6 million, or 4%, compared to the same period in 2009. For the nine months ended September 30, 2010, investment management and trust fee income was $44.3 million, an increase of $4.9 million, or 12%, compared to the same period in 2009. The increases are primarily due to the $0.7 billion, or 7% increase in AUM at the Banks and Investment Managers as compared to September 30, 2009, which is composed of $1.1 billion in market appreciation, slightly offset by net outflows of $0.4 billion. AUM as of September 30, 2010 for the Banks and Investment Managers was $11.1 billion. The increasing AUM balance is primarily a result of market conditions recovering from the steep declines experienced in the second half of 2008 and continuing into early 2009. Management fees for the Company’s Banks and Investment Management affiliates are typically calculated based on a percentage of AUM.

Wealth advisory fee income for the three months ended September 30, 2010 was $9.5 million, an increase of $0.6 million, or 7%, compared to the same period in 2009. For the nine months ended September 30, 2010, wealth advisory fee income was $28.1 million, an increase of $2.4 million, or 9%, compared to the same period in 2009. The Company’s wealth advisory fee income was also affected by the stabilizing market conditions. AUM as of September 30, 2010, managed by the Wealth Advisors was $7.6 billion, an increase of $0.6 billion, or 9%, compared to September 30, 2009. The increase in AUM is composed of $0.2 billion in market appreciation and positive net inflows of $0.4 billion. The Wealth Advisory segment has experienced positive net inflows in 12 of the past 13 quarters.

Gain on sale of investments, net, for each of the three month periods ended September 30, 2010 and 2009 was $1.1 million. For the nine months ended September 30, 2010, gain on sale of investments was $3.6 million, a decrease of $1.9 million, or 35%, compared to the same period in 2009. The Banks periodically sell investments as part of their interest rate risk management programs. The Banks’ investment portfolios primarily consist of investment grade securities that have increased in fair value as interest rates have fallen.

Gain on sale of loans, net (including the non-strategic loans portfolio in Southern California), for the three months ended September 30, 2010 was $0.7 million, a decrease of $0.1 million, or 9%, compared to the same period in 2009. For the nine months ended September 30, 2010, gain on sale of loans (including the non-strategic loans portfolio in Southern California), was $1.7 million, a decrease of $3.0 million, or 64%, compared to the same period in 2009. In the nine months ended September 30, 2009, the Company recognized gains on sale of the non-strategic loans portfolio in Southern California of $2.5 million. There were no gains or losses recognized on the Southern California non-strategic loans portfolio in the same period of 2010.

Gain/ (loss) on sale of OREO, net for the three months ended September 30, 2010 was a loss of $0.6 million, a decrease of $0.2 million, or 34%, compared to a loss on sale of OREO of $0.5 million for the same period in 2009. For the nine months ended September 30, 2010, loss on sale of OREO was $2.6 million, a decrease of $4.4 million compared to a gain on sale of OREO of $1.8 million for the same period in 2009. The change in gain/ (loss) on sale of OREO properties is primarily related to a higher level of additional valuation allowances taken and losses on disposal of properties during 2010 as the value of these properties continued to decline subsequent to their respective transfers into OREO.

Other income for the three months ended September 30, 2010 was a $0.6 million, a decrease of $0.6 million, or 53%, compared to the same period in 2009. For the nine months ended September 30, 2010, other income was $1.0 million, a decrease of $1.2 million, or 54%, compared to the same period in 2009. The decreases are primarily related to losses on certain of the Company’s cost method investments.

Operating Expense. Operating expense for the three months ended September 30, 2010 was $61.0 million, an increase of $5.0 million, or 9%, compared to the same period in 2009. For the nine months ended September 30, 2010, operating expense was $173.7 million, an increase of $8.5 million, or 5%, compared to the same period in 2009. The increases are primarily related to increases in salaries and employee benefits expense, offset by decreases in intangibles amortization and FDIC insurance expense.

Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2010 was $38.7 million, an increase of $5.8 million, or 18%, compared to the same period in 2009. For the nine months ended September 30, 2010, salaries and employee benefits expense was $107.2 million, an increase of $11.9 million, or 12%, compared to the same period in 2009. The increase is primarily due to the accrual of certain separation and retirement expenses, increased fixed compensation, and increases in variable and equity compensation as a result of savings recognized in 2009.

Professional services for the three months ended September 30, 2010 was $4.9 million, an increase of $0.4 million, or 10%, compared to the same period in 2009. For the nine months ended September 30, 2010, professional services expense was $14.0 million, a decrease of $0.3 million, or 2%, compared to the same period in 2009. The three month increase was related to increased legal services due to additional loan workouts and increased audit and tax service fees. The year-to-date decrease is primarily due to the non-recurring 2009 expenses related to the divestitures, partially offset in the current quarter by legal and audit fees.

Amortization of intangibles for the three months ended September 30, 2010 was $1.3 million, a decrease of $0.7 million, or 36%, compared to the same period in 2009. For the nine months ended September 30, 2010, amortization of intangibles was $4.0 million, a decrease of $2.0 million, or 33%, compared to the same period in 2009. The decrease is related to the accelerated amortization of core deposit intangibles at Charter, which were completely amortized by the end of 2009.

FDIC insurance expense for the three months ended September 30, 2010 was $2.1 million, a decrease of $0.5 million, or 18%, compared to the same period in 2009. For the nine months ended September 30, 2010, FDIC insurance expense was $6.5 million, a decrease of $1.2 million, or 16%, compared to the same period in 2009. The decrease for the nine month period is primarily due to the $2.5 million special assessment the FDIC levied in the second quarter of 2009. This decrease is partially offset by increases for both periods primarily due to higher assessment rates, increased deposits, and the additional cost for our Banks participating in the TLGP. Participating in the TLGP has helped our Banks increase their deposits as customers with balances in excess of the FDIC insurance coverage of $250 thousand can receive 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The mix of deposits and the FDIC’s ratings of our Banks have an effect on the amount of FDIC insurance expense as well.

Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three and nine months ended September 30, 2010 was a benefit of $12.4 million and $11.3 million, respectively. The effective tax rate for the nine months ended September 30, 2010 was 89.8%, compared to an effective tax rate for the nine months ended September 30, 2009 of 4.0%. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 10: Income Taxes” for further detail.

Recent Accounting Developments

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses and the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that the adoption of ASU 2010-20 will lead to additional, more comprehensive disclosures but will not have a material effect on its financial position or results of operations.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2010 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

(b) Change in internal controls over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Agreement, dated October 8, 2010, by and between the Company and Walter M. Pressey	8-K	10/14/2010	10.1	Filed

10.2	Agreement, dated October 8, 2010, by and between the Company and Joseph H. Cromarty	8-K	10/14/2010	10.2	Filed

10.3	Consulting Agreement, dated October 22, 2010, by and between the Company and Joseph H. Cromarty	8-K	10/27/2010	10.1	Filed

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.				Filed

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.				Filed

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Private Financial Holdings, Inc.
(Registrant)

/s/ Clayton G. Deutsch
November 5, 2010	Clayton G. Deutsch
President and Chief Executive Officer

/s/ David J. Kaye
November 5, 2010	David J. Kaye
Executive Vice President and Chief Financial Officer