Form 10-K
period 2010-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2011-03-11
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
__________________________________________________________

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17089
______________________________________________________________
BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

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
None
_______________________________________________________________

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
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2010 was $481,123,541.
The number of shares of the registrant's common stock outstanding on March 4, 2011 was 76,408,913.
Documents Incorporated by Reference:
Portions of the registrant's proxy statement for the Company's 2011 Annual Meeting of Stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

i

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company's control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors.” The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company's private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers' ability to service and repay our loans; changes in the value of the securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

ii

PART I

ITEM 1.     BUSINESS

I.	General
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”) was incorporated on September 2, 1987, under the laws of The Commonwealth of Massachusetts. On July 1, 1988, the Company registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and became the parent holding company of Boston Private Bank & Trust Company (“Boston Private Bank”), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the “FDIC”). In addition to Boston Private Bank, the Company has three other consolidated Private Banking affiliate partners, two consolidated Investment Management affiliate partners, and three consolidated Wealth Advisory affiliate partners. The Company conducts substantially all of its business through its three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The parent company (Boston Private Financial Holdings, Inc.) (the “Holding Company”) includes the operations of the Holding Company and equity in earnings of the equity method investees. All significant intercompany accounts and transactions have been eliminated in consolidation.
As of December 31, 2010 the Company held approximately 45% equity interest in Coldstream Holdings, Inc. (“Coldstream”). Coldstream is the parent of Coldstream Capital Management, Inc. (“Coldstream Capital”), a registered investment adviser, and Coldstream Securities, Inc., a registered broker dealer. Coldstream's financial results are accounted for using the equity method, and are included in other assets in the consolidated balance sheets. For segment reporting purposes, the equity in earnings of Coldstream is included with the Holding Company's results. In January 2011, the Company sold all of BPFH's stock holdings in Coldstream back to management of the firm. This transaction is expected to result in a pre-tax gain of $0.5 million in the first quarter of 2011.
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
For further details relating to the Company's divestitures, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 2: Divestitures and Acquisitions.”

II.	Reportable Segments
The Company's Segment CEOs manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company's CEO is the Company's Chief Operating Decision Maker (“CODM”). There is currently one Segment CEO for the Private Banking segment, who reports to the Company's CEO. The Company's CEO is also the Segment CEO for both the Wealth Advisory and Investment Management segments. The Company also has a banking Segment CFO and a non-bank Segment Controller who provide direct financial support to the affiliate partners and the Segment CEOs.
Under the current management structure, day to day activities of the individual affiliates ("Affiliates") continue to be directed by the Affiliate CEOs. The Segment CEOs have authority with respect to the allocation of capital within their segments, management oversight responsibility, performance assessments, and overall authority and accountability for all of the affiliates within their segment. The Segment CEOs communicate with the Affiliate CEOs within their segment regarding profit and loss responsibility, strategic planning, priority setting and other matters.
The Company CFO, the banking Segment CFO, and the non-banking Segment Controller review the affiliate company financial detail with the relevant Segment CEOs. The Segment CEOs and the Company CFO then review the overall segment results with the CODM on a quarterly basis. In addition, the Segment CEOs are fully responsible for the execution of the annual budget at the affiliate level, and aggregated industry segment results are then reported to the CODM.
The Company's approach to the wealth management market is to create a financial umbrella that helps to preserve, grow, and transfer assets over the financial lifetime of a client through three financial disciplines: private banking, investment management and wealth advisory. Each reportable segment reflects the services provided by the Company to a distinct segment of the wealth management markets as described below.

Private Banking
The Private Banking segment has four consolidated affiliate partners, including Boston Private Bank, chartered by The Commonwealth of Massachusetts; Borel Private Bank & Trust Company (“Borel”) and First Private Bank & Trust (“FPB”), both California state chartered banks; and Charter Private Bank (“Charter”), a Washington state chartered bank; all of which are insured by the FDIC (together, the “Banks”). The Banks pursue private banking and community-oriented business strategies in their operating regions. The Banks are principally engaged in providing banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Banks offer their clients a broad range of deposit and lending products. The specific mix of products, services and clientele can vary from affiliate to affiliate. The Banks are located in New England, Northern California, Southern California, and the Pacific Northwest.
The Company's board of directors has approved a plan to merge the Banks into one consolidated banking entity. While subject to regulatory and related approvals, the Company intends to begin immediately working on a 12-month integration program. On February 2, 2011, Boston Private Bank submitted applications to the FDIC and to the Massachusetts Commissioner of Banks (the “Commissioner”) seeking permission to consolidate the Company's three other depository institutions with Boston Private Bank as the resulting bank. This consolidation is expected to be closed, subject to regulatory approval, late in the second quarter or early in the third quarter of 2011.
Investment Management
The Investment Management segment has two consolidated affiliate partners, Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), a registered investment adviser, and Anchor Capital Holdings, LLC (“Anchor”), which is the parent company of Anchor Capital Advisors LLC (“Anchor Capital Advisors”) and Anchor/ Russell Capital Advisors LLC (“Anchor Russell”), both of which are registered investment advisers (together, DGHM and Anchor are referred to as “the Investment Managers”). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States (“U.S.”) and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has three consolidated affiliate partners, including KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”), all of which are wealth management firms and, with the exception of DTC, registered investment advisers (together, the “Wealth Advisors,” and, with the Investment Managers, the "non-bank affiliates"). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational giving planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, Northern California, and Pennsylvania.
For revenue, net income, assets, and other financial information for each of the Company's reportable segments, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 4: Reportable Segments.”
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
In this competitive environment, the Banks may be unable to attract sufficient and high quality loans in order to continue their loan growth, which may adversely affect the Banks’ results of operations and financial condition, including the level of their non-performing assets. The Banks’ competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Banks’ current commercial borrowing customers may develop needs for credit facilities larger than the Banks can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See “Supervision and Regulation,” below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.
The reportable segments’ ability to attract investment management and trust business may be inhibited by the relatively short history and record of performance at each affiliate. The Company's principal competitors with respect to investment management and trust services are primarily commercial banks and trust companies, mutual fund companies, investment advisory firms, stock brokerage firms, other financial companies and law firms. Many of BPFH's competitors have greater resources than its individual affiliates or the Company on a consolidated basis. Competition can impact revenue and current and future fee structures.
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
In the wealth advisory industry, BPFH competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with BPFH’s clients in related product areas. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that the Company's Wealth Advisors will be able to retain their existing clients, expand existing relationships, or add new clients.
Employees
At December 31, 2010, the Company had 890 employees. The Company's employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

III. Regulatory Considerations
Supervision and Regulation
In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further subject to federal and state laws and regulations applicable to depository institutions, investment advisers, and their parent companies. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the protection of stockholders of a bank or its parent company. Many of the Company's affiliates are also subject to regulation under federal and state securities laws as described below under “Government Regulation of Other Activities.” Compliance with these complex regulations and the Company's disclosure and financial reporting obligations requires significant investments of time and money and could adversely affect the Company's profitability and restrict its ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may be inconsistent with the regulations imposed by another, and these differences may be difficult or costly to address.
The Company's regulatory environment is frequently altered by the enactment of new statutes and the adoption of new regulations as well as by revisions to, and evolving interpretations of, existing regulations. In response to the deterioration of the financial markets, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act (the “Dodd-Frank Act”) was enacted, which restructures the regulatory regime for financial institutions and imposes significant additional requirements and restrictions on banks and bank holding companies. Increased oversight and regulation is expected under the Dodd-Frank Act, and various federal agencies have already proposed new regulations to implement certain of its provisions.

Set forth below is a summary description of certain laws and regulations that relate to the supervision and regulation of the Company and its affiliates. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.
Certain Restrictions on Activities and Operations of BPFH
BPFH is a bank holding company registered with the FRB under the BHCA. As such, BPFH and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHCA and the regulations of the FRB. BPFH is also a bank holding company for purposes of (i) the laws of The Commonwealth of Massachusetts, and subject to the jurisdiction of the Massachusetts Board of Bank Incorporation (the “BBI”) and the Commissioner, (ii) the laws of the State of California, and subject to the jurisdiction of the California Department of Financial Institutions (the “CDFI”), and (iii) the laws of the State of Washington, and subject to the jurisdiction of the Washington State Department of Financial Institutions (the “WDFI”). Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Company. BPFH has not elected financial holding company (“FHC”) status under the BHCA and, accordingly, may not engage in “certain financial activities,” such as merchant banking, that are only authorized under the BHCA for bank holding companies that have elected FHC status.
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
BHCA: Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. Well capitalized and well managed bank holding companies or banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as each of the Banks, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Unless a bank holding company becomes a financial holding company under the GLBA (as discussed below), the BHCA prohibits (with the exceptions noted below in this paragraph) a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company. In addition, the BHCA prohibits engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practices. As discussed more fully below, Massachusetts law imposes certain approval requirements with respect to acquisitions by a bank holding company of certain banking institutions and to the merger of bank holding companies.
Capital Requirements. The FRB has adopted guidelines which it uses in assessing the adequacy of capital when examining and supervising a bank holding company and in analyzing applications upon which it acts. The FRB's capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier I (or “core”) capital and the remaining amount consisting of Tier II (or “supplementary”) capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier I capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the “Collins Amendment”), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the FRB may establish for the Company as a bank holding company. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier I capital and instead may be included only in Tier II capital. BPFH has not issued any trust preferred securities since May 19, 2010. However, as the Company had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19, 2010 will remain eligible to be included in Tier I capital to the same extent as before the enactment of the Collins Amendment. The Collins Amendment also specifies that the FRB may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.
In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to its average total consolidated assets (the “Leverage Ratio”) of at least 3.0%. For most other bank holding companies (including BPFH), the minimum Leverage Ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Total consolidated average assets for this purpose does not include, for example, goodwill, any identifiable intangible assets, and any investments in subsidiaries or associated companies that the FRB determines should be deducted from Tier I capital. The Company's Leverage Ratio as of December 31, 2010 was 8.77%.
Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Company. The Collins Amendment also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the current leverage capital requirements in effect for insured depository institutions.
The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”) on International Bank Supervisory Organizations. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company does not currently expect to calculate its capital ratios in accordance with the Standardized Approach Proposal.
In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”). The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the FRB does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.
Troubled Asset Relief Program (“TARP”). The Company elected to participate in the TARP in November 2008 and, at that time, sold $154 million of Series C Fixed Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred”) and issued warrants to purchase common stock with an aggregate market price equal to 15 percent of its investment in the Series C Preferred stock (the “TARP Warrants”) to the U.S. Department of the Treasury (the “Treasury”). The Company was subject to certain restrictions during the period the Series C Preferred stock was outstanding. The Company redeemed all of the Series C Preferred stock from the Treasury in 2010 and the Treasury sold the TARP Warrants in an auction held in February of 2011. Accordingly, the Company is no longer subject to restrictions related to the TARP.
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

In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the FRB released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance. In 2008, BP Holdco, L.P., a company controlled by The Carlyle Group, became the largest stockholder of BPFH, owning a 9.98% interest in the Company at the time of the investment, and holds a 9.73% interest in the Company as of March 4, 2011. The Carlyle Group's investment is subject to certain restrictions under the terms of the investment agreement with BPFH. Under the agreement, The Carlyle Group cannot convert its non-voting preferred stock or exercise its warrants if as a result it would own more than 9.99% of the Company's outstanding common stock.
Support of Subsidiary Institutions and Liability of Commonly Controlled Depository Institutions. Under the Dodd-Frank Act, BPFH is required to serve as a source of financial strength for the Banks in the event of the financial distress of any of the Banks. This provision codifies the longstanding policy of the FRB. The federal banking agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. In addition, any capital loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Depository institutions insured by the FDIC, such as the Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of supervisory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the other Banks, and a potential loss of BPFH's investments in the Banks.
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
Cash Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. FRB policy further provides that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength to bank subsidiaries. See the discussion below regarding the regulation of dividends payable by the Banks. The inability of the Banks to pay dividends may have an adverse affect on the Company.
Corporate Governance and Executive Compensation. Under the Dodd-Frank Act, the SEC has adopted rules granting proxy access for stockholder nominees and grants stockholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, BPFH will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.
Regulation of the Banks
The Banks are subject to the extensive supervision and regulation of various federal and state authorities, which include the FDIC, the CDFI, the WDFI, and the Commissioner. Additionally, under the Dodd-Frank Act the FRB may directly examine the subsidiaries of the Company, including the Banks. Each of the Banks is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more federal or state bank regulatory agencies. Each of the Banks is required to file ongoing reports on their financial condition and other business activities with these various regulatory agencies and are also required to obtain the approval from the regulatory authorities prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. As FDIC-insured institutions, the Banks are also subject to certain requirements applicable to all insured depository institutions. As noted above, on February 2, 2011, Boston Private Bank submitted applications to the FDIC and to the Commissioner seeking permission to consolidate the three other Banks with Boston Private Bank as the resulting bank. This consolidation is expected to be closed, subject to regulatory approval, late in the second quarter or early in the third quarter of 2011.
FDIC Insurance Premiums. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Banks, FDIC rates depend upon a combination of CAMELS component ratings, capital ratios, and, if applicable, the level of brokered deposits. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums would be based on assets rather than insurable deposits. To determine the actual deposit insurance premiums, the Banks will compute the base amount on their average consolidated assets less their average tangible equity (which the FDIC proposes to be defined as the amount of Tier I capital) and the applicable assessment rate for each individual bank. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. In 2010, the aggregate FDIC Insurance expense for the Banks was $8.6 million. Future expenses will be based on asset levels, Tier I capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. The FDIC has the power to adjust deposit insurance assessment rates at any time. The Company is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium for the June 30, 2011 period will be lower than its premium for the December 31, 2010 period.
In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. Each institution, including the Banks, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. As of December 31, 2009, and each quarter thereafter, the Banks recorded and will record an expense for their regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the applicable institution. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010.
Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Banks, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.
Moreover, the FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier I risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier I risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
Regulators may raise capital requirements applicable to banking organizations above current levels in connection with the implementation of Basel III (as discussed above) or otherwise. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us.
Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” as of December 31, 2010 under the applicable regulations, for supervisory reasons, certain of the Banks, and therefore the Company, are not deemed “well capitalized.”
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with the FDIC's approval, “adequately capitalized.” These restrictions have not in the past had a material impact on the operations of the Banks. Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. The FDIC has proposed to adjust this formula to account for the new deposit assessment based discussed above. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.
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

▪
in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and

▪
in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.

The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. “Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements.
Lending Restrictions. Federal law limits a bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure to such insider arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the uninterested directors of the bank.
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
Consumer Protection Laws. The Company and the Banks are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, Truth in Lending Act, Community Reinvestment Act (the “CRA”), the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Banks for compliance with CFPB rules and will enforce CFPB rules with respect to the Banks.
Interchange Fees. Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.
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
The FDIC's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Each of the Banks currently has either a “satisfactory” or “outstanding” CRA rating. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate small banks,” which are banks with $280 million or more, but less than $1.122 billion in total assets in either of the two prior calendar years (adjusted annually for inflation), including the Southern California and Pacific Northwest subsidiaries. Under these new requirements, such banks are examined using only two tests, a Lending Test and a new Community Development Test, and are relieved of certain data collection and reporting requirements.
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
Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Banks, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
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
FDIC Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, currently the Company's Southern California subsidiary may not pay cash dividends without the prior written approval of the FDIC and the CDFI, and the Company's Pacific Northwest subsidiary may not pay cash dividends without the prior written approval of the FDIC and the WDFI.
Massachusetts Law-Dividends. Under Massachusetts law the board of directors of a trust company, such as our New England subsidiary, may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior Commissioner approval is required if the total of all dividends declared by a trust company in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.
Washington Law-Dividends. Under Washington law a bank may not declare or pay any dividend greater than its retained earnings without approval from the director of the WDFI. As noted above, currently the Company's Pacific Northwest subsidiary may not declare or pay cash dividends without prior written consent of the WDFI.
California Law-Dividends. Under California law a bank may declare dividends out of funds legally available for such purpose. Under the California Financial Code, funds available for cash dividends are restricted to the lesser of: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). With the prior approval of the CDFI, cash dividends may also be paid out of the greater of: (a) the bank's retained earnings; (b) net income for the bank's last preceding fiscal year; or (c) net income or the bank's current fiscal year. If the CDFI determines that the stockholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the CDFI may order the bank not to pay the dividend. As noted above, currently the Company's Southern California subsidiary may not declare or pay cash dividends without the prior written approval of the CDFI.
Possible Effects of Federal and State Restrictions and Limits on Dividends. The foregoing federal and state restrictions and limits on dividends paid by the Banks to BPFH may restrict BPFH's ability to pay dividends to its stockholders. We cannot predict future dividend payments by our Banks at this time.
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
Securities Law Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks to effect securities transactions under certain conditions without registering as broker-dealers with the Securities and Exchange Commission (the “SEC”). Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions.
Regulation of Nondepository Trust Companies
BPFH indirectly owns a 80.1% interest in DTC. DTC is a Pennsylvania non-depository trust company that is subject to regulation by the Pennsylvania Department of Banking. DTC must maintain total equity capital and liquid assets in the amount of $2 million. DTC is prohibited from paying cash dividends or making other capital distributions that would cause DTC's total equity capital or liquid assets to be less than $2 million.
Government Policies and Legislative and Regulatory Proposals
The operations of the Banks are generally affected by the economic, fiscal, and monetary policies of the U.S. and its agencies and regulatory authorities, particularly the FRB which regulates the money supply of the U.S., reserve requirements against deposits, the discount rate on FRB borrowings and related matters, and which conducts open-market operations in U.S. government securities. The fiscal and economic policies of various governmental entities and the monetary policies of the FRB have a direct effect on the availability, growth, and distribution of bank loans, investments, and deposits. The Dodd-Frank Act empowers the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.
In addition, various proposals to change the laws and regulations governing the operations and taxation of, and deposit insurance premiums paid by, federally and state-chartered banks and other financial institutions are from time to time pending in Congress and in state legislatures as well as before the FRB, the FDIC and other federal and state bank regulatory authorities. As discussed above, the Dodd-Frank Act will affect many aspects of the business of the Company, and many of the regulations implementing the provisions of the Dodd-Frank Act have yet to be proposed by the applicable federal agency.
Government Regulation of Other Activities
Investment Management and Wealth Advisory. Virtually all aspects of the Company's Investment Management and Wealth Advisory businesses are subject to extensive regulation. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As an investment adviser, each is subject to the Investment Advisers Act and related SEC regulation. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states. The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study's findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Investment Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company, the Investment Managers, and the Wealth Advisors.
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
As sub-adviser to registered investment companies, the Investment Managers are subject to requirements under the 1940 Act and related SEC regulations. Under provisions of the 1940 Act and Investment Advisers Act governing advisory contracts, an assignment terminating the Company's sub-advisory contract can occur as a result of the acquisition of a firm by the Company.
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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The federal banking agencies have not yet proposed the regulations that further define the scope of the restrictions on these activities set forth in the Dodd Frank Act, so it is uncertain what impact the implementation of the Volcker Rule with have on the Company, its subsidiaries and their activities.

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
The Company's taxable income includes its share of the taxable income or loss from its subsidiaries that are limited liability companies.
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the state in which they operate. Substantially all of the Company's taxable income is derived from Massachusetts, California, New York, and the City of New York.
The Massachusetts tax rate is 9.50% on taxable income apportioned to Massachusetts. Massachusetts' taxable income is defined as federal taxable income subject to certain modifications. These modifications include a deduction for 95% of dividends received from stock in which the entity owns 15% or more of the voting stock of the institution paying the dividend, income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations. Combined reporting was not permitted under Massachusetts statutes for financial institutions for 2008 and prior years but was required starting in 2009. The tax rate will decrease to 9.0% for 2012 and beyond.
The California tax rate is 8.84% for corporations that are not financial institutions and 10.84% for financial institutions. The California tax is on California taxable income, which is defined as federal taxable income subject to certain modifications. These modifications include income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations.
The New York state tax rate is generally 7.1% on taxable income apportioned to New York (subject to various alternative minimum taxes that may be based on taxable assets, investment capital, alternative net income, a minimum taxable base, or flat fees), plus a surcharge for business operations in the Metropolitan Commuter Transportation district. New York taxable income is defined as federal taxable income subject to certain modifications. These modifications include a deduction for 60% of dividends received from subsidiary capital, income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations.
The New York City tax rate is generally 8.85% under the General Corporation Tax and generally 9.0% for banking corporations on taxable income apportioned to New York City (in each case subject to various alternative minimum taxes). New York City taxable income is defined as federal taxable income subject to certain modifications. These modifications include a deduction for 60% of dividends received from subsidiary capital, income from federally tax exempt obligations, and deductions for certain expenses allocated to federally tax exempt obligations.

V.	Internet Address
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
Our business and earnings have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.
The performance of our business has been and may continue to be adversely affected by general business and economic conditions in the United States, including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the U.S. economy. Continued deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, as well as our earnings. In 2010, continuing weak and volatile economic conditions in the United States continued to adversely affect our business and our earnings. While there are early indications that the U.S. economy is stabilizing, there remains significant uncertainty regarding the sustainability of the economic recovery, unemployment levels and the impact of the U.S. government's unwinding of its extensive economic and market support.
Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
Bank holding companies and banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the BHC Act and to regulation and supervision by the Federal Reserve Board. Our banking subsidiaries are subject to regulation and supervision by their respective federal and state regulatory agencies, which currently include the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, the Washington State Department of Financial Institutions and the FDIC.
Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, the California Department of Financial Institutions, the Washington State Department of Financial Institutions, and the Massachusetts Commissioner of Banks possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and our banking subsidiaries may conduct business and obtain financing.
Our banking business is also affected by the monetary policies of the Federal Reserve Board. Changes in monetary or legislative policies may affect the interest rates our banking subsidiaries must offer to attract deposits and the interest rates they must charge on their loans, as well as the manner in which they offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our banking subsidiaries.
On July 21, 2010, the Dodd-Frank Act, which comprehensively reforms the regulation of financial institutions, products and services, was signed into law. Among other things, the Dodd-Frank Act grants the Federal Reserve Board increased supervisory authority and codifies the source of strength doctrine. The Dodd-Frank Act also provides for new capital standards that eliminate the treatment of trust preferred securities as Tier I capital, however existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. Our banking subsidiaries will continue to be examined by their primary federal regulator for compliance with such rules.

The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution's assets rather than its insured deposits and the minimum reserve ratio of the FDIC's Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.
Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our banking subsidiaries' deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, the Federal Reserve Board has proposed rules governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Market forces may effectively require all banks to adopt debit card interchange fee structures which comply with these rules.
Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and our banking subsidiaries to hold additional capital which could limit the manner in which we and our banking subsidiaries conduct their business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and our banking subsidiaries having to lengthen the term of their funding, restructure their business models, and/or increase their holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or any of our banking subsidiaries to satisfy the applicable buffer's requirements would limit such institution's ability to make distributions, including paying out dividends or buying back shares.
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
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
Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is harmed.
Our ability to attract and retain customers and employees at our banking, investment management and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects, including failure to properly address operational risks. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Our inability to realize expected benefits from reorganizations, acquisitions and divestitures could adversely affect our results.
Reorganizations and acquisitions. including our plan to merge the Banks into one consolidated banking entity, involve various risks, including, but not limited to, the following:

•	loss of key clients or employees;

•	failure of the acquired or reorganized business to perform in accordance with our expectations;

•	difficulties and expenses in connection with the integration of operations and personnel;

•	significant investments in infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth;

•	diversion of our management's time and attention away from other aspects of our business; and

•	exposure to unknown or contingent liabilities of the acquired company.
With respect to our past divestitures and any proposed reorganization, our business may be negatively impacted by the risk that our business reputation may be adversely impacted or the risk that a divestiture or reorganization will not have the anticipated positive impact on our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility.
Defaults in the repayment of loans may require additional loan loss reserves and negatively impact our banking business.
A borrower's default on its obligations under one or more of the banking subsidiaries' loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.
In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, our banking subsidiaries may have to write-off the loan in whole or in part. In such situations, the banking subsidiaries may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.
Our banking subsidiaries' management periodically makes a determination of an allowance for loan losses based on available information, including the quality of their loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its non-accruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, the banking subsidiaries will incur additional expenses.
If it is determined that a banking subsidiary should sell certain loans or a portfolio of loans, we are required to classify those loans as “held for sale” which requires us to carry such loans at the lower of cost or market. If we decide to sell loans at a time when the fair value of those loans is less than their carrying value, the adjustment will result in a loss. We may from time to time decide to sell particular loans or groups of loans, and the required adjustment could negatively affect our financial condition or results of operations.
In addition, bank regulatory agencies periodically review our banking subsidiaries' allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require the banking subsidiaries to adjust their determination of the value for these items. These adjustments could negatively impact our results of operations or financial condition.
Competition in the local banking industry may impair our ability to attract and retain banking customers at current levels.
Competition in the local banking industry, coupled with our relatively small size, may limit the ability of our private banking affiliate partners to attract and retain banking customers.
In particular, our banking subsidiaries' competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of services provided. Our banking subsidiaries also face competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.
Because our banking subsidiaries maintain smaller staffs and have fewer financial and other resources than larger institutions with which they compete, they may be limited in their ability to attract customers. In addition, some of our banking subsidiaries' current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than our banking subsidiaries can accommodate.
If our banking subsidiaries are unable to attract and retain banking customers, they may be unable to continue their loan growth and their results of operations and financial condition may otherwise be negatively impacted.
Fluctuations in interest rates may negatively impact our banking business.
Fluctuations in interest rates may negatively impact the business of our banking subsidiaries. Our banking subsidiaries' main source of income from operations is net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Our banking subsidiaries' net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our banking subsidiaries' net interest income as the difference between interest income and interest expense decreases. As a result, our banking subsidiaries have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
An increase in interest rates could also have a negative impact on our banking subsidiaries' results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the banking subsidiaries' allowances for loan losses. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
Our banking subsidiaries have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, our banking subsidiaries have had a higher percentage of their time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the amount of deposits at our banking subsidiaries decreases relative to their overall banking operations, our banking subsidiaries may have to rely more heavily on borrowings as a source of funds in the future.
Continued deterioration in local economies or real estate markets could negatively impact our banking business.
Our banking subsidiaries primarily serve individuals and smaller businesses located in four geographic regions: New England, Northern California, Southern California, and the Pacific Northwest. The ability of our banking subsidiaries' customers to repay their loans is impacted by the economic conditions in these areas.
Our banking subsidiaries' commercial loans are generally concentrated in the following customer groups:

•	real estate developers and investors;

•	financial service providers;

•	technology companies;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.
Our banking subsidiaries' commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of our banking subsidiaries' residential mortgage and home equity loans are secured by residential property. Consequently, our banking subsidiaries' abilities to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes and flooding. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have a material adverse impact on the ability of our banking subsidiaries' borrowers to repay their loans and affect the value of the collateral securing these loans.
Environmental liability associated with commercial lending could result in losses.
In the course of business, our banking subsidiaries may acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or our banking subsidiaries, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.
Prepayments of loans may negatively impact our banking business.
Generally, our banking subsidiaries' customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers' discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We may not be able to attract and retain investment management and wealth advisory clients at current levels due to competition.
Due to intense competition, our investment management and wealth advisory subsidiaries may not be able to attract and retain clients at current levels. Competition is especially strong in our geographic market areas, because there are numerous well-established, well-resourced, well-capitalized and successful investment management and wealth advisory firms in these areas.
Our ability to successfully attract and retain investment management and wealth advisory clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.
For example, during both of the years ended December 31, 2010 and 2009, approximately 32% of our segment revenues were derived from investment management and trust fees and wealth advisory contracts. Investment management contracts are typically terminable upon less than 30 days' notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliate partners is a significant factor in our overall results of operations and financial condition.
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
We may suffer losses as a result of operational risk or technical system failures.
The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued effectiveness of our internal processes, systems, relationships with third parties and the associates and executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to implement strategic objectives in a successful, timely and cost-effective manner. Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale and scope, including loss of customers, operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although we seek to mitigate operational risk through a system of internal controls, losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.
Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations.
Goodwill and other intangible asset impairment would negatively affect our financial condition and results of operations.
When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2010, our goodwill and net intangible assets totaled $151.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.
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
Our deferred tax assets may provide significant future tax savings to us. Our use of these deferred tax benefits may depend on a number of factors including the ability of us to generate significant future taxable income; the character of that income (ordinary versus capital); the absence of a future ownership change of us that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on our tax returns as to the amount and timing of our income and expenses; and future changes in laws or regulations relating to tax deductions and net operating losses.
We assess the likelihood that deferred tax assets will be realizable based primarily on future taxable income and tax planning strategies and, if necessary, establish a valuation allowance for those deferred tax assets determined to not likely be realizable. Management judgment is required in determining the appropriate recognition of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income.
In evaluating the need for a valuation allowance, Management considers the following:

•	Cumulative income or loss over the current and previous two years.

•	Future reversals of existing taxable temporary differences.

•	The projection of future taxable income to be generated by operations during the available loss carryforward period.

•	Tax planning strategies that are available and whether any are limited based upon the Company's market capitalization in excess of its book value.

•	Whether there has been any operating loss or tax credit carry-overs expiring unused.
There can be no absolute assurance however, that the net deferred assets will ultimately be realized.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a separate and distinct legal entity from our banking and nonbanking subsidiaries and depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred stockholders. Furthermore, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Our stockholders may not receive dividends on our common stock.
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve Board has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve Board has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or our banking subsidiaries' capital ratios fall below the required minimums, we or our banking subsidiaries could be forced to raise additional capital by making additional offerings of debt, common, or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
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
Provisions of Massachusetts law and provisions of our articles of organization and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We have a classified board of directors and as such it is subject to the provisions of Section 8.06(b) of the Massachusetts Business Corporation Act, which provides for certain anti-takeover provisions for public companies incorporated in Massachusetts. Additionally, our articles of organization authorize our board of directors to issue preferred stock without stockholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES
The Company and its subsidiaries conduct operations in leased premises. The Company's headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises are generally located in the vicinity of the headquarters for all of the affiliate partners.
Generally, the initial terms of the leases for these properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3.	LEGAL PROCEEDINGS
Other
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

I.	Market for Common Stock
The Company's common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At March 4, 2011, there were 76,408,913 shares of common stock outstanding. The number of holders of record of the Company's common stock as of March 4, 2011 was 1,270. The Company believes that the number of beneficial owners of its common stock, as of the record date, was greater. The closing price of the Company's common stock on March 4, 2011 was $7.06.
The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal year ended December 31, 2010
Fourth Quarter	$7.26	$4.67
Third Quarter	7.43	5.73
Second Quarter	8.97	5.62
First Quarter	8.36	5.52
Fiscal year ended December 31, 2009
Fourth Quarter	$6.73	$4.55
Third Quarter	7.25	4.13
Second Quarter	6.94	3.00
First Quarter	7.07	2.07

II.	Dividends
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon the results of operations of the immediately preceding quarters. However, declaration of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, liquidity, regulatory limitations, the Company's operating results and financial condition and general economic conditions.
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
The Company paid dividends on its common stock of $0.04 in both 2010 and 2009.
Under Massachusetts, California, and Washington law, payment of dividends from the Banks may be restricted and limited under certain circumstances. These restrictions on the Banks’ ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the common stock. The payment of dividends by BPFH and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. See Part I. Item 1. “Business—Regulatory Considerations” for further detail. There are no such comparable statutory restrictions on the Company's Investment Managers’ and Wealth Advisors’ ability to pay dividends.

III.	Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans, shall be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders to be held on April 27, 2011 and is incorporated herein by reference.

IV.	Recent Sales of Unregistered Securities
None.

V.	Issuer Repurchases
On January 13, 2010, the Company redeemed $50.0 million of the Company's outstanding $154.0 million in Series C Preferred stock that was issued to the Treasury in November 2008. The Company also paid $0.4 million to the Treasury for accrued and unpaid dividends on the Series C Preferred stock in conjunction with the repurchase.
On June 16, 2010, the Company redeemed the remaining $104.0 million of the Company’s outstanding Series C Preferred stock. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase.

VI.	Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return on companies within the NASDAQ Composite and companies within the SNL $1-$5B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company's common stock, the NASDAQ Composite, and the SNL $1-$5B Bank Index on December 31, 2005. It also assumes that all dividends are reinvested during the relevant periods.

Total Return Performance
Index Value
150
125
100
75
50
25
0
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Boston Private Financial Holdings, Inc.
NASDAQ Composite
SNL Bank $1B-$5B

 ___________
source: SNL

	Year Ending December 31,
	2005	2006	2007	2008	2009	2010
BPFH	$100.00	$93.77	$91.18	$23.43	$19.93	$22.76
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

ITEM 6.	SELECTED FINANCIAL DATA
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

	2010	2009	2008 (1)	2007 (2)	2006
		(In thousands, except share data)
At December 31:
Total balance sheet assets	$6,152,901	$6,049,265	$7,282,835	$6,940,829	$5,789,015
Assets of discontinued operations	—	—	1,578,170	1,663,893	1,569,078
Total loans (excluding loans held for sale)	4,480,347	4,307,040	4,129,081	4,003,291	3,094,276
Allowance for loan losses	98,403	68,444	64,091	59,933	33,234
Cash and investments	1,338,238	1,387,483	1,132,290	842,335	754,504
Goodwill and intangible assets	151,212	150,117	178,543	458,238	460,964
Deposits	4,486,726	4,255,219	3,748,912	3,550,499	3,140,347
Borrowed funds	1,027,925	992,034	1,329,898	1,273,945	678,489
Total Company’s stockholders’ equity	518,878	651,154	648,676	619,372	595,415
Non-performing assets	119,916	106,938	76,828	35,301	8,751
Net loans (charged off)/recoveries	(57,219)	(40,606)	(192,485)	478	(746)
Client assets under management and advisory (3):
Private Banking	$3,592,000	$3,479,000	$3,253,000	$3,656,000	$3,105,000
Investment Management	8,140,000	7,048,000	6,381,000	9,115,000	8,746,000
Wealth Advisory	7,836,000	7,161,000	6,235,000	6,412,000	3,727,000
Inter-company relationships	(19,000)	(18,000)	(16,000)	—	(13,000)
Total client assets under management and advisory	$19,549,000	$17,670,000	$15,853,000	$19,183,000	$15,565,000
For The Year Ended December 31:
Net interest income	$180,725	$159,485	$150,228	$136,993	$120,172
Provision for loan losses	87,178	44,959	196,643	23,449	4,240
Net interest income/(loss) after provision for loan losses	93,547	114,526	(46,415)	113,544	115,932
Fees and other income	111,772	126,449	129,449	106,204	83,364
Operating expense	236,855	221,259	213,785	184,626	152,840
Impairment of goodwill and intangibles	—	1,699	133,202	31,780	—
Income/(loss) from continuing operations before income taxes	(31,536)	18,017	(263,953)	3,342	46,456
Income tax expense/ (benefit)	(19,451)	1,632	(70,737)	(6,339)	12,431
Net income/(loss) from continuing operations	(12,085)	16,385	(193,216)	9,681	34,025
Net income/ (loss) from discontinued operations	3,729	(7,505)	(191,209)	(1,524)	24,047
Less: Net income attributable to noncontrolling interests	2,614	3,649	4,327	3,987	3,699
Net income/(loss) attributable to the Company	$(10,970)	$5,231	$(388,752)	$4,170	$54,373
Per Share Data:
Basic earnings/ (loss) per share from continuing operations	$(0.34)	$(0.41)	$(4.85)	$0.15	$0.96
Diluted earnings/ (loss) per share from continuing operations	$(0.34)	$(0.41)	$(4.85)	$0.15	$0.85
Average basic common shares outstanding	71,321,162	66,696,977	47,528,418	36,731,621	35,452,880
Average diluted common shares outstanding	71,321,162	66,696,977	47,528,418	38,315,330	40,089,380
Cash dividends per share	$0.04	$0.04	$0.22	$0.36	$0.32
Book value per share (4)	$6.04	$6.51	$7.36	$16.53	$16.27

(Continued)

(Continued)	2010	2009	2008 (1)	2007 (2)	2006
		(In thousands, except share data)
Selected Operating Ratios:
Return on average assets	nm	0.15%	nm	0.13%	1.09%
Return on average equity	nm	1.37%	nm	1.39%	10.43%
Net interest margin (5)	3.30%	3.09%	3.14%	3.43%	3.61%
Total fees and other income/total revenue (6)	38.21%	44.22%	46.29%	43.67%	40.96%
Asset Quality Ratios:
Non-accrual loans to total loans (excluding loans held for sale)	2.35%	2.01%	0.89%	0.85%	0.27%
Non-performing assets to total assets	1.95%	1.77%	1.05%	0.51%	0.15%
Allowance for loan losses to total loans (excluding loans held for sale)	2.20%	1.59%	1.55%	1.50%	1.07%
Allowance for loan losses to non-accrual loans (excluding loans held for sale)	0.93	0.79	1.74	1.76	4.05
Allowance for loan losses to classified loans (excluding loans held for sale) (7)	0.48	0.49	1.01	0.63	1.01
Other Ratios:
Dividend payout ratio	nm	nm	nm	nm	37.65%
Total equity to total assets ratio	8.43%	10.76%	8.91%	8.92%	10.29%
Tangible common equity to tangible assets ratio (8)	6.34%	6.66%	5.07%	3.15%	3.27%
____________
nm - not meaningful

(1)
Earnings for 2008 were reduced by $115.3 million, or $2.43 per share, for the after tax and noncontrolling interest impact of impairment charges at FPB, Charter, DGHM and the Holding Company; and by $124.3 million, or $2.61 per share, for the after tax provisions for loan losses. These charges were slightly offset by the gains recognized, net of tax, of $14.2 million, or $0.30 per share, from the repurchase of the Company's 3% Contingent Convertible Senior Notes due 2027. To determine net of tax amounts, an assumed effective tax rate of approximately 37% is used, except for the non-deductible impairment at the Private Banking affiliates and portions of the impairment at DGHM. For further details see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
Net income for 2007 was reduced by $18.1 million, or $0.47 per share, for the after tax and minority interest impact of impairment charges at DGHM, and $11.4 million, or $0.30 per share, for the increase in the allowance for loan losses and other adjustments related to the increase in classified loans at FPB described in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” To determine net of tax amounts, an assumed effective tax rate of approximately 37% is used. Return on average assets and return on average equity were also reduced.

(3)
The Company changed the accounting for its interest in BOS from the equity method to the consolidation method as a result of the majority interest ownership of BOS in the third quarter of 2007. BOS's prior period Assets Under Management were not included in the Company's prior period consolidated balances.

(4)	Book value per share is calculated by reducing the Company's total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

(5)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(6)	Total revenue is defined as net interest income plus fees and other income.

(7)	Classified loans are defined as loans whose credit quality is either Substandard or Doubtful.

(8)
The Company calculates tangible assets by adjusting total assets to exclude goodwill and intangible assets. The Company calculates tangible common equity by adjusting total equity to exclude the equity from the TARP funding of $154 million and goodwill and intangible assets and include the difference between maximum redemption value and value per Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) for redeemable non-controlling interests. The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. A reconciliation from the Company's GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

	2010	2009	2008	2007	2006
Total balance sheet assets	$6,152,901	$6,049,265	$7,282,835	$6,940,829	$5,789,015
LESS: Goodwill and intangible assets, net (a)	(151,212)	(150,117)	(178,543)	(458,238)	(460,964)
Tangible assets (non-GAAP)	$6,001,689	$5,899,148	$7,104,292	$6,482,591	$5,328,051
Total Company’s stockholders’ equity	$518,878	$651,154	$648,676	$619,372	$595,415
LESS: Goodwill and intangible assets, net (a)	(151,212)	(150,117)	(178,543)	(458,238)	(460,964)
TARP Funding	—	(154,000)	(154,000)	—	—
ADD: Difference between maximum redemption value of non-controlling interests and value under ARB 51	12,578	46,016	43,800	43,091	39,782
Total adjustments	(138,634)	(258,101)	(288,743)	(415,147)	(421,182)
Tangible Common Equity (non-GAAP)	$380,244	$393,053	$359,933	$204,225	$174,233
Total Equity/Total Assets	8.43%	10.76%	8.91%	8.92%	10.29%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.34%	6.66%	5.07%	3.15%	3.27%
____________

(a)	Includes goodwill and intangible assets of divested affiliates for years 2008 — 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a broad range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This executive summary provides an overview of the most significant aspects of the operating segments and the Company's operations in 2010. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
In 2010, the Company recorded a net loss attributable to the Company of $11.0 million, compared to net income of $5.2 million in 2009. After accounting for non-cash equity adjustments and preferred dividends, the Company reported a net loss attributable to common stockholders of $0.29 per diluted share in 2010 compared to a net loss of $0.52 per diluted share in 2009.
In 2010, the Company recorded a net loss from continuing operations attributable to the Company of $14.7 million, net of noncontrolling interests, compared to net income from continuing operations attributable to the Company of $12.7 million, net of noncontrolling interests, in 2009. After accounting for non-cash equity adjustments and preferred dividends, the Company reported a net loss from continuing operations attributable to common stockholders of $0.34 per diluted share, compared to a net loss of $0.41 per diluted share in 2009.
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for further detail on the charges made to arrive at income attributable to the common stockholders.
The key items that affected the Company's 2010 results include:

▪
The $87.2 million provision for loan losses, primarily related to the commercial real estate portfolio at the Northern California bank and the increased costs associated with managing a large portfolio of problem loans.

▪	Increased salaries and employee benefit expenses primarily associated with executive transition charges.

▪
A 21 basis point increase in net interest margin (“NIM”) to 3.30% from 3.09% for the twelve month periods ended December 31, 2010 and 2009, respectively. This increase was primarily due to higher-rate certificates of deposits rolling into lower-rate money market accounts and the decreased volume in borrowings.

▪	Favorable market conditions, which increased assets under management/advisory (“AUM”) to $19.5 billion at December 31, 2010 compared to $17.7 billion at December 31, 2009.
The Company has continued to actively manage its balance sheet in 2010 in order to maintain capital, reduce credit and operating risk, and create financial flexibility in an ongoing difficult economic environment. These steps include reducing construction and land exposure across our loan portfolio, and actively and conservatively managing increased levels of problem loans and charge-offs at the Northern California bank. During 2010, the Company reduced its investment in construction and land loans by 52% as the Company shifts toward lower risk private banking products such as commercial and industrial loans and residential mortgages.

Private Banking
The following table presents a summary of profits/(losses), revenues and expenses for the Private Banking segment continuing operations for 2010, 2009, and 2008.

	As of and for the year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	%	$ Change	%
	(In thousands)
Net interest income	$190,104	$169,802	$163,767	$20,302	12%	$6,035	4%
Fees and other income:
Investment management and trust fees	22,826	20,810	22,303	2,016	10%	(1,493)	(7)%
Other income	13,258	17,711	6,776	(4,453)	(25)%	10,935	161%
Total fees and other income	36,084	38,521	29,079	(2,437)	(6)%	9,442	32%
Total revenues	226,188	208,323	192,846	17,865	9%	15,477	8%
Provision for loan losses	87,178	44,959	196,643	42,219	94%	(151,684)	(77)%
Expenses:
Operating expenses	149,996	144,713	125,019	5,283	4%	19,694	16%
Impairment of goodwill and intangibles	—	—	91,621	—	—%	(91,621)	nm
Total expenses	149,996	144,713	216,640	5,283	4%	(71,927)	(33)%
Income/ (loss) before income taxes	(10,986)	18,651	(220,437)	(29,637)	nm	239,088	nm
Income tax expense/ (benefit)	(10,219)	4,746	(53,708)	(14,965)	nm	58,454	nm
Net income/ (loss) attributable to the Company	$(767)	$13,905	$(166,729)	$(14,672)	nm	$180,634	nm
Total loans(1)	$4,478,428	$4,304,110	$4,126,444	$174,318	4%	$177,666	4%
Assets	$5,948,100	$5,669,645	$5,399,691	$278,455	5%	$269,954	5%
Deposits(2)	$4,598,911	$4,368,780	$3,940,454	$230,131	5%	$428,326	11%
Assets Under Management	$3,592,000	$3,479,000	$3,253,000	$113,000	3%	$226,000	7%
____________
nm - not meaningful

(1)	Loans presented in this table are loans from the Private Banking segment and do not include loans of non-banking affiliates or the Holding Company.

(2)	Deposits presented in this table do not include intercompany eliminations related to deposits in the Banks from non-banking affiliates or the Holding Company.
The Company's Private Banking segment reported a net loss of $0.8 million in 2010, compared to net income of $13.9 million in 2009 and a net loss of $166.7 million in 2008. The 2010 decrease in net income, compared to 2009, was a result of higher provision for loan losses and higher operating expenses, partially offset by increased net interest income and an income tax benefit related to the pre-tax loss in 2010 compared to the pre-tax income reported in 2009. The increased provision is related to increased charge-offs and loan downgrades at the Company's Northern California bank, primarily concentrated in the commercial real estate portfolio.
The 2009 increase in net income, compared to 2008, was a result of the following items: lower charge-offs and provision for loan losses, although they remained higher than historical trends; no impairment charge was taken in 2009, compared to the significant 2008 goodwill and intangible asset impairment charge; higher gains on sales of investments as the banks sold more of their investments in 2009 than in 2008; and higher gains on sales of loans and other real estate owned (“OREO”) primarily related to the Southern California non-strategic loans portfolio. These changes were partially offset by increased professional services expenses for legal fees related to loan workouts, including collection costs; increased FDIC insurance assessments due to higher rates, a special assessment, increased deposits and increased thresholds for deposits insured by the FDIC; and increased intangible amortization as the Company accelerated the amortization of core deposit intangibles at some of the Banks to more accurately reflect the runoff of these assets. Additionally, the segment was negatively impacted in 2009 by net interest margin compression.
The Banks have generally reduced or stopped originating construction and land loans, which have higher associated risks than other loan types. The Banks have made a shift away from higher risk construction and land loans and, in certain regions, commercial real estate loans, to residential mortgage loans, which have inherently less risk. This shift in the portfolio mix has affected net interest income as the interest rates on residential mortgage loans are generally lower than rates on construction and land loans and commercial real estate loans.
The changes in Assets Under Management (“AUM”) at the Banks in 2010 and 2009 were largely related to market changes. In 2010, market appreciation accounted for $0.1 billion of the overall change with relatively flat net flows. In 2009, market appreciation accounted for $0.3 billion of the overall change, which was slightly offset by net outflows of $0.1 billion.
Total loans at the Banks increased $174.3 million, or 4%, to $4.5 billion or 75% of total assets at the Banks in 2010 from $4.3 billion or 76% of total assets at the Banks in 2009. A discussion of the Company's loan portfolio can be found below in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Loan Portfolio and Credit Quality.”
Deposits at the Banks increased $230.1 million, or 5%, to $4.6 billion in 2010 from $4.4 billion in 2009. A discussion of the Company's deposits can be found below in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Condition.”

Investment Management
The following table presents a summary of profits/(losses), revenues and expenses for the Investment Management segment continuing operations for 2010, 2009, and 2008.

	As of and for the year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	%	$ Change	%
	(In thousands)
Investment management and trust fees	$36,942	$33,189	$45,075	$3,753	11%	$(11,886)	(26)%
Other income and net interest income	178	180	415	(2)	(1)%	(235)	(57)%
Total revenues	37,120	33,369	45,490	3,751	11%	(12,121)	(27)%
Expenses:
Operating expenses	29,720	28,221	35,026	1,499	5%	(6,805)	(19)%
Impairment of goodwill and intangibles	—	—	37,659	—	nm	(37,659)	nm
Total expenses	29,720	28,221	72,685	1,499	5%	(44,464)	(61)%
Income/ (loss) before income taxes	7,400	5,148	(27,195)	2,252	44%	32,343	(119)%
Income tax expense/ (benefit)	2,682	2,236	(10,958)	446	20%	13,194	(120)%
Noncontrolling interests	1,383	997	1,393	386	39%	(396)	(28)%
Net income/ (loss) attributable to the Company	$3,335	$1,915	$(17,630)	$1,420	74%	$19,545	(111)%
Assets	$114,614	$112,497	$115,693	$2,117	2%	$(3,196)	(3)%
Assets Under Management	$8,140,000	$7,048,000	$6,381,000	$1,092,000	15%	$667,000	10%
___________
nm - not meaningful

The Company's Investment Management segment reported net income of $3.3 million in 2010 compared to net income of $1.9 million and a net loss of $17.6 million in 2009 and 2008, respectively. Exclusive of the impairment charges, net of tax, of $22.4 million recorded in 2008, the Company would have recorded net income in 2008.
Investment management fee revenue increased 11% from 2009, due primarily to an AUM increase of $1.1 billion in 2010 as compared to 2009. Approximately 75% of investment management fee revenue is earned based on beginning-of-period AUM for the fiscal quarter; therefore changes in revenue generally lag behind changes in AUM. As a result, the steep market depreciation experienced in 2008, especially in the fourth quarter, had a greater impact on 2009 revenues than on 2008 revenues. Similarly, market appreciation in 2009 and 2010 has had an impact on 2010 revenues and will continue to have an impact on 2011 revenues.
In 2010, the change in AUM was impacted by market appreciation of $1.3 billion, partially offset by $0.2 billion of net outflows. In 2009, the change in AUM was impacted by market appreciation of $1.2 billion, partially offset by $0.5 billion of net outflows.
Operating expenses, excluding impairment charges, at the Investment Managers increased in 2010 after decreasing in 2009, primarily due to changes in variable compensation related to fee revenue.

Wealth Advisory
The following table presents a summary of profits/(losses), revenues and expenses for the Wealth Advisory segment continuing operations for 2010, 2009, and 2008.

	As of and for the year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	%	$ Change	%
	(In thousands)
Wealth advisory fees	$37,874	$34,834	$34,644	$3,040	9%	$190	1%
Other income and net interest income	(9)	46	172	(55)	nm	(126)	(73)%
Total revenues	37,865	34,880	34,816	2,985	9%	64	0%
Expenses:
Operating expenses	29,899	24,156	24,337	5,743	24%	(181)	(1)%
Impairment of goodwill and intangibles	—	1,699	—	(1,699)	(100)%	1,699	nm
Total expenses	29,899	25,855	24,337	4,044	16%	1,518	6%
Income before income taxes	7,966	9,025	10,479	(1,059)	(12)%	(1,454)	(14)%
Income tax expense	2,982	3,573	3,330	(591)	(17)%	243	7%
Noncontrolling interests	1,231	2,652	2,934	(1,421)	(54)%	(282)	(10)%
Net income attributable to the Company	$3,753	$2,800	$4,215	$953	34%	$(1,415)	(34)%
Assets	$76,774	$72,062	$78,707	$4,712	7%	$(6,645)	(8)%
Assets Under Management	$7,836,000	$7,161,000	$6,235,000	$675,000	9%	$926,000	15%
___________
nm - not meaningful
The Company's Wealth Advisory segment reported net income of $3.8 million in 2010, compared to net income of $2.8 million and $4.2 million in 2009 and 2008, respectively. The increase in operating expense in 2010 as compared to 2009 related to new compensation agreements that came into effect in 2010. The decrease in noncontrolling interests in 2010 as compared to 2009 was related to the January 2010 acquisition of the remaining 19% of KLS, which eliminated their noncontrolling interests' share of income. For more information on the acquisition and noncontrolling interests, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests.” The 2009 impairment charge was related to the 2009 contingent consideration payment made to DTC. For more information on the impairment, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 10: Goodwill and Other Intangible Assets.” Other than the impairment charge, 2009 results were relatively consistent with 2008.
AUM changes for the Wealth Advisors in 2010 were primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion. AUM changes for the Wealth Advisors in 2009 were primarily the result of market appreciation of $0.8 billion and net inflows of $0.1 billion. The Wealth Advisors have had eight consecutive quarters of net inflows and net inflows in thirteen of the past fourteen quarters.
The Wealth Advisory segment adds fee income to the Company's revenue base that is more resistant to fluctuations in market conditions in comparison to the Investment Management segment since financial planning fees are typically less correlated to the equity markets. Asset based fees are driven by the underlying market value changes in AUM.

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
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet date. Management estimates the level of the allowance based on all relevant information available. The allowance is established through the provision for loan losses, which is a direct charge to earnings. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance when received in cash.
The Company's allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; ASC 310; and ASC 450, Contingencies (Formerly FAS 5, Accounting for Contingencies).
The allowance consists of three primary components: General Reserves on acceptable or pass graded loans, Allocated Reserves on Special Mention loans and non-impaired Substandard loans, and the Allocated Reserves on Impaired loans. The allowance involves a high degree of management judgment and estimates, and results in an adequate allowance which is reflective of the inherent risk of loss in the loan portfolio at the measurement date.
General Reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Banks' actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank's actual historical net charge-off rates. The numerical factors assigned are based upon observable data, if applicable, as well as management's analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, non-accrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management's experience, as well as loan underwriting and loan review policy and procedures, and

•	Economic and business conditions impacting the Bank's loan portfolios, as well as consideration of collateral values and external factors
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
Allocated Reserves on non-impaired special mention and substandard loans reflect management's assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management's consideration of the credit attributes of individual loans within each pool of loans, including consideration, of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, including the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special-mention loans versus substandard loans).
A loan (usually a larger commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 months or sooner if a loan continues to be impaired. Appraised values are generally discounted for factors such as the bank's intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the bank believes that collateral values have declined since the date the appraisal was done. The Banks may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Banks may use broker opinions of value while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (customer balance less any prior charge-offs or customer interest payments applied to principal) and the net realizable value is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan's effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired Loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the net realizable value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (General Reserve, Allocated Reserves on non-impaired special-mention and substandard loans, and the Allocated Reserves on impaired loans), generally the Company's affiliate Banks also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses as well as loan grades/classifications. Such agencies may require the financial institution to recognize additions to the allowance or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examination.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally 2-4 years.
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate partner level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit's fair value to its carrying value to identify potential impairment. The reporting units fall under one of the three segments: Private Banking, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the banking reporting unit’s applicable metrics.
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, EBITDA and revenue multiples of comparable companies are selected and applied to the financial services reporting unit's applicable metrics.
The aggregate fair values are compared to market capitalization as an assessment of the appropriateness of the fair value measurements. A control premium analysis is performed to determine whether the implied control premium was within range of overall control premiums observed in the market place.
The second step (“Step 2”) of impairment testing is necessary only if a reporting unit's carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. The excess goodwill is recognized as an impairment loss.
Tax Estimates
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	A strong earnings history prior to 2008.

▪
While for the three years ended December 31, 2010 there has been a cumulative loss, it was caused by the 2008 and 2010 losses, which were partly composed of losses attributable to discontinued operations, as well as other losses related to the impairment of goodwill and intangible assets. The 2008 loss from continuing operations included the following items: goodwill and intangible impairment charges of $133.2 million and losses on the sale of the non-strategic loans portfolio in Southern California of $160.6 million. These losses are not expected to recur. The 2010 loss from continuing operations was primarily the result of the increased provision for loan losses.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available loss carryforward period.

▪	No loss of significant customers.

▪
Certain tax planning strategies are available, such as reducing investments in tax exempt securities. The amount of support for the deferred tax asset from tax planning strategies can be limited based upon the Company's market capitalization in excess of its book value.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years. The Company carried back its entire 2008 tax loss and obtained a federal tax refund.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income. The net deferred tax asset at December 31, 2010 and 2009 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2010 and 2009.

Results of Operations
Comparison of Years Ended December 31, 2010, 2009 and 2008
Net Income. The Company reported a net loss attributable to the Company of $11.0 million in 2010, compared to net income of $5.2 million in 2009 and a net loss of $388.8 million in 2008. After accounting for non-cash equity charges and preferred dividends made to arrive at net income/(loss) attributable to the common stockholder, the Company recorded a net loss attributable to the common stockholder of $0.29 per diluted share in 2010, compared to a net loss of $0.52 per diluted share in 2009 and a net loss of $8.87 per diluted share in 2008. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for further detail on the charges made to arrive to income attributable to the common stockholder.
The Company's 2010 earnings were adversely impacted by the provision for loan losses of $87.2 million and increased operating expenses associated with managing a large portfolio of problematic loans, as well as increased salaries and employee benefits expense, primarily associated with executive transition charges.
The Company's 2009 earnings were positively impacted by pretax gains of $18.3 million recognized from the repurchase of a portion of the trust preferred securities issued by Boston Private Capital Trust I.
The Company's 2008 earnings were negatively impacted by non-cash impairment charges and high levels of provision for loan losses and losses related to decisions to sell the non-strategic loans portfolio in Southern California, offset by a gain on the repurchase of debt.
The following discussions are based on the Company’s continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Year ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$ Change	%	$ Change	%
	(In thousands)
Net interest income	$180,725	$159,485	$150,228	$21,240	13%	$9,257	6%
Provision for loan losses	87,178	44,959	196,643	(42,219)	(94)%	151,684	77%
Fees and other income:
Investment management and trust fees	59,767	53,999	67,379	5,768	11%	(13,380)	(20)%
Wealth advisory fees	37,874	34,834	34,644	3,040	9%	190	1%
Other income	14,131	37,616	27,426	(23,485)	(62)%	10,190	37%
Total fees and other income	111,772	126,449	129,449	(14,677)	(12)%	(3,000)	(2)%
Expenses:
Operating expenses	236,855	221,259	213,785	15,596	7%	7,474	3%
Impairment of goodwill and intangibles	—	1,699	133,202	(1,699)	(100)%	(131,503)	(99)%
Total expenses	236,855	222,958	346,987	13,897	6%	(124,029)	(36)%
Income/ (loss) before income taxes	(31,536)	18,017	(263,953)	(49,553)	nm	281,970	nm
Income tax expense/ (benefit)	(19,451)	1,632	(70,737)	(21,083)	nm	72,369	nm
Net income/ (loss) from continuing operations	(12,085)	16,385	(193,216)	(28,470)	nm	209,601	nm
Net income/ (loss) from discontinued operations	3,729	(7,505)	(191,209)	11,234	nm	183,704	96%
Less: Net income/ (loss) attributable to noncontrolling interests	2,614	3,649	4,327	(1,035)	(28)%	(678)	(16)%
Net income/ (loss) attributable to the Company	$(10,970)	$5,231	$(388,752)	$(16,201)	nm	$393,983	nm
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest accrued on funding sources, primarily deposits and borrowings. Average balances are based on daily averages for the Banks and on month-end averages for the non-bank affiliates and Holding Company. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	Average Balance			Interest Earned/ Paid(3)			Avgerage Rate(3)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In thousands)
ASSETS
Earning assets:
Cash and investments(1)(4)	$1,255,767	$1,127,045	$894,128	$23,360	$30,530	$35,901	1.86%	2.71%	4.02%
Loans:(2)
Commercial and construction(1)	2,567,009	2,679,722	2,679,689	144,402	154,358	172,757	5.63%	5.76%	6.45%
Residential mortgage	1,595,056	1,377,159	1,296,535	76,940	72,214	72,177	4.82%	5.24%	5.57%
Home equity and other consumer	286,044	206,894	154,157	12,482	9,321	9,888	4.36%	4.51%	6.41%
Total earning assets	5,703,876	5,390,820	5,024,509	257,184	266,423	290,723	4.51%	4.94%	5.79%
Less: Allowance for loan losses	81,393	70,771	66,972
Non-interest bearing cash and due from banks	30,375	25,677	53,417
Other assets(3)(4)	485,170	610,657	1,991,711
Total assets	$6,138,028	$5,956,383	$7,002,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$555,244	$457,280	$484,182	$2,029	$3,240	$6,974	0.37%	0.71%	1.44%
Money market	1,701,772	1,315,082	1,129,668	15,223	19,518	30,534	0.89%	1.48%	2.70%
Certificates of deposit	1,316,818	1,525,844	1,189,606	19,518	36,114	44,088	1.48%	2.37%	3.71%
Borrowed funds	841,871	1,058,249	1,440,972	32,442	40,957	51,572	3.85%	3.87%	3.58%
Total interest-bearing liabilities	4,415,705	4,356,455	4,244,428	69,212	99,829	133,168	1.57%	2.29%	3.14%
Noninterest bearing demand deposits	1,025,431	846,916	655,030
Payables and other liabilities(3)	103,836	62,599	1,420,181
Total liabilities	5,544,972	5,265,970	6,319,639
Redeemable noncontrolling interests	20,175	42,119	50,893
Stockholders’ equity	572,881	648,294	632,133
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,138,028	$5,956,383	$7,002,665
Net interest income, FTE basis				$187,972	$166,594	$157,555
Less: FTE adjustment				7,247	7,109	7,327
Net interest income				$180,725	$159,485	$150,228
Interest rate spread							2.94%	2.65%	2.65%
Net interest margin							3.30%	3.09%	3.14%
____________

(1)
Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate of 35% for each year presented. The discussion following this table reflects non-FTE data.

(2)	Includes loans held for sale and non-accrual loans.

(3)
Assets and liabilities of discontinued operations are included in other assets in the 2009 and 2008 average balance sheets above. Interest income, interest expense and average yields exclude discontinued operations.

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

	2010 vs. 2009			2009 vs. 2008
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$(9,496)	$2,855	$(6,641)	$(11,478)	$7,077	$(4,401)
Loans:
Commercial and construction (1)	(4,405)	(6,219)	(10,624)	(19,152)	2	(19,150)
Residential mortgage	(6,093)	10,819	4,726	(4,317)	4,353	36
Home equity and other consumer loans	(299)	3,460	3,161	(3,408)	2,841	(567)
Total interest income	(20,293)	10,915	(9,378)	(38,355)	14,273	(24,082)
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(1,803)	$591	$(1,212)	$(3,366)	$(368)	$(3,734)
Money market	(9,064)	4,769	(4,295)	(15,425)	4,409	(11,016)
Certificates of deposit	(12,147)	(4,451)	(16,598)	(18,459)	10,485	(7,974)
Borrowed funds	(174)	(8,339)	(8,513)	3,936	(14,551)	(10,615)
Total interest expense	(23,188)	(7,430)	(30,618)	(33,314)	(25)	(33,339)
Net interest income	$2,895	$18,345	$21,240	$(5,041)	$14,298	$9,257
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in the Rate-Volume table above. The discussion following this table also reflects non-FTE data.
Net Interest Income. Net interest income increased 13% from 2009 to 2010, and 6% from 2008 to 2009. The growth in net interest income for 2010 and 2009 was accomplished through growing the Company's interest earning assets which were primarily funded by increased deposits. The Company's net interest margin, on a FTE basis, increased 21 basis points to 3.30% in 2010 from 3.09% in 2009 after decreasing 5 basis points in 2009 from 3.14% in 2008. The increase in the Company's net interest margin in 2010 as compared to 2009 is primarily related to lower interest expense due to lower rates paid on deposits, particularly certificates of deposit and money market accounts, as well as a lower volume of borrowed funds due primarily to the 2009 debt repurchases and the 2009 and 2010 repayments of FHLB borrowings. These savings on interest expense were partially offset by lower interest income due to lower interest rates earned on investments and loans, particularly commercial, construction, and residential loans.
The decrease in the Company's net interest margin in 2009 as compared to 2008 is a result of several factors including a higher percentage of the Company's assets in lower yielding short-term liquid investments, lower rates earned on residential mortgages as adjustable rate mortgages have reset with lower rates, as well as the increase in non-performing loans. These declines in interest income have been partially offset by the higher percentage of interest bearing liabilities that have shifted to lower cost deposits from borrowed funds, as well as by the steep yield curve.
Interest and Dividend Income. Interest and dividend income, on a non-FTE basis, decreased 4%, from 2009 to 2010, and decreased 8% from 2008 to 2009. The decreases in 2010 and 2009 are due primarily to lower rates earned on loans and investments, and, to a lesser extent, the increase in non-accrual loans.
Interest income on commercial and construction loans, on a non-FTE basis, decreased in both 2010 and 2009. The 2010 decrease was primarily the result of a 17 basis point decrease in average yield and a 4% decrease in average balance. The 2009 decrease was primarily the result of a 71 basis point decrease in average yield. The average balance of commercial and construction loans in 2009 was fairly flat as compared to 2008. The Banks have either reduced or stopped originating new construction and land loans due to the uncertain economic environment and the additional risk associated with these types of loans. The decreases in average yields of commercial and construction loans in 2010 and 2009 were primarily due to the reductions in the Prime rate to which most of the Banks’ commercial, including construction, loans are indexed. The Prime rate has decreased from 7.25% at the beginning of 2008 to 3.25% at the end of 2008, or 400 basis points. There were no changes in the Prime rate in 2009 or 2010. The rates on the commercial and industrial loans at the New England Bank are indexed to either Prime or the London Interbank Offered Rate (“LIBOR”). The LIBOR rate fluctuates daily and the trend has been a general decline the past three years.
Interest income from residential mortgage loans increased 7% in 2010 from 2009, after remaining flat in 2009 compared to 2008. In 2010, a 16% increase in average balance was partially offset by a 42 basis point decrease in the average yield. The 2009 results were due to a 6% increase in average balance offset by a 33 basis point decrease in the average yield. The 2010 and 2009 decreases in average yield of residential mortgage loans were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans. The increases in the average balances of residential mortgage loans in 2010 and 2009 were due to the organic growth of loan portfolios at the Banks as well as two of the Banks purchasing additional high quality residential mortgage loans.
Interest income from consumer and other loans increased 34%, in 2010 from 2009, and decreased 6% in 2009 from 2008. The 2010 increase was the result of a 38% increase in average balance, partially offset by a 15 basis point decrease in the average yield. The 2009 decrease was the result of a 190 basis point decrease in the average yield offset by a 34% increase in average balance. The increase in the average balances of consumer and other loans in 2010 and 2009 was due to the organic growth of loan portfolios at the Banks. The decrease in the average yields of consumer and other loans in 2010 and 2009 was primarily due to the decreases in the Prime rate during 2008, the rate to which a majority of the home equity loan rates are indexed.
Investment income, on a non-FTE basis, decreased 24%, in 2010 from 2009, and decreased 14% in 2009 from 2008. The 2010 decrease was primarily related to a 78 basis point decrease in the average yield, partially offset by an 11% increase in average balance. The 2009 decrease was the result of a 113 basis point decrease in the average yield, partially offset by a 26% increase in average balance. The increases in the average balances of cash and investments in 2010 and 2009 were primarily due to the Banks managing their liquidity levels and, in some cases, adjusting their investment portfolios as well. The decline in the average yields was primarily due to lower yields on short-term liquid investments and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as non-accrual. Interest received on non-accrual loans is either applied against principal or reported as interest income according to management's judgment as to the collectability of principal. Interest income recorded on non-accrual loans for the year ended December 31, 2010 was $4.0 million. If the non-accrual loans had been on accrual status for the full year or, if originated during the year, since origination, interest income would have been $9.2 million.
Interest income recorded on troubled debt restructured loans, where loans are restructured as a concession to borrowers who have experienced financial difficulty, was $0.1 million for the year ended December 31, 2010. If these loans had been performing normally, the Company would have recorded $0.2 million in interest income for the year ended December 31, 2010.
Interest Expense. Interest expense on deposits and borrowings decreased 31%, from 2009 to 2010 and decreased 25% from 2008 to 2009. The decreases were attributable to the decline in the average rates paid on customer deposits and charged on borrowings and the lower average balance of borrowings in 2010, partially offset by the increase in the average balances of deposits in both 2009 and 2010.
Interest expense on deposits decreased 38% from 2009 to 2010 and 28% from 2008 to 2009. The 2010 decrease was the result of a 75 basis point decrease in the average rate paid, partially offset by an 8% increase in the average balance. The 2009 decrease was the result of a 113 basis point decrease in the average rate paid, partially offset by an 18% increase in the average balance. The decreases in the average rates paid on deposits in 2010 and 2009 were primarily due to the Banks’ ability to lower interest rates on deposits due to the decline in short-term rates since late 2008. The increases in the average balances of deposits in 2010 were primarily driven by organic growth of the Banks’ core deposits and money market accounts, as customers shifted out of retail certificates of deposit. The increase in the average balances of deposits in 2009 was primarily driven by organic growth of core deposits and retail certificates of deposit. The Banks participated in the FDIC's Temporary Liquidity Guarantee Program ("TLGP"), which insured all demand deposit checking accounts and certain NOW accounts. This program ended on December 31, 2010.

Interest expense on borrowings decreased 21% from 2009 to 2010 and also decreased 21% from 2008 to 2009. The 2010 decrease was the result of a 20% decrease in average balance and a 2 basis point decrease in the average rate paid. The 2009 decrease was the result of a 27% decrease in average balance, partially offset by a 29 basis point increase in the average rate paid. The decreases in average balance of borrowings in both 2010 and 2009 were primarily the result of the Banks repaying FHLB borrowings with lower cost core deposits, the repurchases of convertible debt in the first half of 2009, and the Company's repurchase of a portion of the trust preferred securities issued by Boston Private Capital Trust I in late 2009. The 2009 decrease in the average rate is primarily due to LIBOR, the rate to which some borrowings are indexed, remaining low during 2009.

Provision for Loan Losses. Provision for loan losses were $87.2 million, $45.0 million, and $196.6 million in 2010, 2009 and 2008 respectively. Net charge-offs were $57.2 million, $40.6 million and $192.5 million in 2010, 2009, and 2008, respectively.
93% of the 2010 provision for loan losses related to the Company's Northern California bank, while the remaining provision related to provision at the Company's New England bank, partially offset by net recoveries at the Company's Southern California and Pacific Northwest banks. The Northern California bank experienced certain adverse events during 2010 such as: customer bankruptcies, customer requests for loan modifications or concessions, declining financial strength of the borrowers, notification of the borrower's inability to continue making payments, and receipt of updated appraisals indicating reduced estimated collateral fair value. These events resulted in loans being downgraded and/or partially charged off. Due to the increased risk of loss on the downgraded loans, actual charge-offs incurred, loan-level specific reserves established, and the continuation of economic decline in the Northern California region, additional loan loss provision was needed in 2010.
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
Most of the 2008 provision was related to FPB's decision to sell its non-strategic construction and land loan portfolio. At the time of the decision to sell this portfolio, the related loans were transferred to the held for sale category at the then fair value. The fair value of the construction and land loans had deteriorated rapidly as a result of the dramatically slowing real estate market in the Inland Empire of California where most of these loans were located. The effect of this deterioration resulted in very significant charge-offs at the time the loans were transferred to the held for sale category. The charge-offs required a very significant increase to the provision for loan losses to absorb the charges.
The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part II. Item 7. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality” below.
Fees and Other Income. Total fees and other income decreased 12% in 2010 compared to 2009 after decreasing 2% in 2009 from 2008. The 2010 decrease is attributable to the gain recognized in 2009 on the repurchase of debt, and lower 2010 levels of gains on sales of investments and gains on sales of the non-strategic loans portfolio, partially offset by increased investment management and wealth advisory fees. The 2009 decrease is attributable to decreased investment management fees which were partially offset by gains on sales of investments, gains on repurchase of debt, and gains on sales of the non-strategic loans portfolio.
Investment Management and Trust Fees. Investment management and trust fees increased 11% in 2010 compared to 2009 and decreased 20% in 2009 from 2008. AUM at December 31, 2010 for the Banks and Investment Managers increased 11% from 2009 to $11.7 billion from $10.5 billion. This follows a 9% increase in 2009 from 2008. Investment management and trust fees from the Banks and Investment Managers are typically calculated based on a percentage of AUM. One of the four
Banks and one Investment Manager earn fees based on beginning-of-period AUM, while the other two Banks that have AUM and the other Investment Manager earn fees based on end-of-period AUM. Investment management fees earned on beginning-of-period AUM will not reflect subsequent changes in the market value of AUM for that period, while fees earned on end-of-period AUM will reflect changes in the market value of AUM for that period.
Wealth Advisory Fees. Wealth advisory fees increased 9% in 2010 compared to 2009 and increased 1% in 2009 from 2008. The 2010 and 2009 increases are primarily attributed to positive net flows for eleven of the last twelve quarters. Assets under advisory managed by the Wealth Advisors were $7.8 billion, $7.2 billion, and $6.2 billion as of December 31, 2010, 2009 and 2008, respectively.

Other Income. Other income decreased 62% in 2010 compared to 2009 after increasing 37% in 2009 from 2008. Other income is comprised of Other banking fee income; Gain on repurchase of debt; Gain on sale of investments, net; Gain on sale of loans, net; Gain/ (loss) on sale of non-strategic loans portfolio, net; Gain/ (loss) on OREO, net; and Other in the consolidated statements of operations. The primary drivers of the 2010 decrease were the 2009 gain on repurchase of debt, and the losses related to loan sales and OREO dispositions. The primary drivers of the 2009 increase were the gains on sale of loans and investments.
Gain on the repurchase of debt for 2009 was $18.7 million. The Company did not repurchase any debt during 2010. The 2009 gain was primarily due to the repurchase of $44.5 million of the trust preferred securities issued by Boston Private Capital Trust I during the fourth quarter of 2009. The Company used available cash received from certain of its divestiture transactions to repurchase the Boston Private Capital Trust I securities. The Company also repurchased the remaining $52.4 million of its Notes in 2009.
Gain on sale of investments, net for 2010 and 2009 was $3.7 million and $5.8 million, respectively. The reported gains were the result of the declining interest rate environment in 2008, which remained low in 2009 and 2010. The Banks’ investment portfolios, comprised of mainly fixed rate investments, generally increase in fair value when interest rates decline. As a result of monitoring their individual investment portfolios, including liquidity and reinvestment risk, the Banks may periodically decide to sell investments which are designated as available for sale.
Gain/(loss) on sale of non-strategic loans portfolio, net relates to a portfolio of 72 non-strategic construction and land loans in Southern California and a portfolio of approximately $20.5 million in non-strategic leases in the Pacific Northwest that were transferred to held for sale in 2008. After adjusting the loans to fair value through a charge-off and corresponding provision for loan losses of $160.6 million, the Company sold 52 of the loans in 2008 for a net gain of $7.7 million, which was offset by loss on revaluation of the remaining 18 loans of $9.5 million at December 31, 2008, and the net loss on sale of leases in the Pacific Northwest of $2.5 million. In 2009, the Company transferred three of the remaining non-strategic loans to OREO, two loans were transferred back to the loan portfolio at their respective fair values, five loans were sold, four loans had gains recognized when payments were made, of which three were fully paid off, and one had an additional write down taken, for a 2009 net gain on non-strategic loans held for sale of $2.8 million. During 2010, the Company transferred two loans to OREO, received full payoffs on two loans and recorded a valuation allowance of $0.3 million on the last loan remaining in the non-strategic loans portfolio at December 31, 2010, for a 2010 net gain on non-strategic loans held for sale of $2.6 million. At December 31, 2010, there is one loan remaining in the non-strategic portfolio with a carrying value, and estimated fair value, of $1.5 million.
Gain/ (loss) on OREO, net was a loss of $2.8 million in 2010 compared to a net loss of $1.2 million in 2009. The 2010 net loss was due to $5.0 million in valuation allowances taken on properties in OREO during the year, as the value of these properties continued to decline subsequent to their respective transfers into OREO, partially offset by $2.2 million in gains on sales of OREO properties.
Other income decreased 28% in 2010 compared to 2009 after increasing significantly in 2009 from 2008. Fluctuations in Other income are primarily due to the investment gains and losses from the Company's Rabbi Trust. The Company's Rabbi Trust was established to offset the Company's deferred compensation plan liability. The Company's deferred compensation plan enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee's taxable income and are not deductible by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The increase/decrease in value is recognized as compensation expense/benefit. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase/decrease in the value of the mutual funds in the Rabbi Trust is recognized in other income/loss.
Expenses. Total expenses increased 6% in 2010 compared to 2009 and decreased 36% in 2009 from 2008. The increase in 2010 is primarily attributable to salaries and employee benefits expense, and the decrease in 2009 is primarily attributed to the goodwill and other identifiable intangible impairment charges taken in 2008. Excluding the goodwill and other identifiable intangible impairment charges, operating expenses increased 7% in 2010 compared to 2009 and increased 3% in 2009 from 2008. The 2010 operating expense increase is primarily related to salaries and employee benefits expense, partially offset by a decrease in amortization of intangible assets. The 2009 operating expense increase is primarily attributed to additional FDIC insurance assessments at the Banks and additional legal expenses related to loan workouts.
Salaries and employee benefits, the largest component of operating expenses, increased 12% in 2010 compared to 2009 after decreasing 1% in 2009 from 2008. The increase in 2010 is primarily due to increased fixed compensation, the accrual of certain separation and retirement expenses, and increases in variable and equity compensation. The 2009 decrease is primarily related to reduced executive bonuses, reduced commission payments associated with lower investment management fees, and lower stock option expense, offset by higher employee salaries and expenses related to deferred compensation.
Professional services decreased 2% in 2010 compared to 2009 and increased 7% in 2009 from 2008. The 2010 decrease is related to lower consulting and recruitment expenses offset by increased audit expenses, while professional fees associated with loan work out services remains high. The 2009 increase is primarily attributable to these increased professional fees associated with loan work out services. If recessionary economic conditions continue, it is likely that the Company will continue to incur increased legal and professional fees associated with loan work out services as compared to historical trends.
The Company had no impairment charges related to goodwill and identifiable intangibles in 2010. Charges in 2009 decreased 99% compared to 2008. The 2009 impairment charge of $1.7 million was attributed to the contingent consideration payment made to DTC during the fourth quarter of 2009. The 2008 impairment charges at FPB, Charter, DGHM, and Coldstream resulted from the significant adverse economic environment in 2008, including the declining real estate, credit and equity markets. For further details, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 10: Goodwill and Other Intangible Assets” for a detailed discussion of triggering events and valuation techniques surrounding impairments.
Amortization of intangibles decreased 36% in 2010 compared to 2009 after increasing 3% in 2009 from 2008. Both the 2010 decrease and 2009 increase is related to the accelerated amortization of core deposit intangibles at Charter, which were completely amortized by the end of 2009.
FDIC insurance decreased 12% in 2010 compared to 2009 after increasing significantly in 2009 from 2008. The 2010 decrease is primarily related to the 2009 special FDIC assessment, offset by increased deposits and the additional cost for the Banks participating in the TLGP. The 2009 increase is primarily due to the special assessment in the second quarter of 2009, higher assessment rates, increased deposits, and the additional cost for the Banks participating in the TLGP. In the second quarter of 2009 there was a $2.5 million special assessment charged by the FDIC. Participating in the TLGP helped the Banks increase their deposits as customers with balances in excess of the FDIC insurance coverage of $250 thousand received 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The mix of deposits and the FDIC's ratings of the Banks have an effect on the amount of FDIC insurance expense as well. The Company cannot predict whether there will be future special assessments from the FDIC.
Income Tax Expense. The effective tax rate and expense for 2010, 2009 and 2008 are not consistent primarily due to the increases in the proportional amount of tax-exempt income as compared to lower earnings in 2009 and the non-deductibility of a significant amount of goodwill impairment charges that were recorded in 2008. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 17: Income Taxes” for further details.
Discontinued operations. In 2009, the Company divested its interests in five affiliates—Westfield, Gibraltar, RINET, Sand Hill and BPVI. In 2010, the Company recorded net income from discontinued operations of $3.7 million. In 2009 and 2008, the Company recorded net losses from discontinued operations of $7.5 million and $191.2 million, respectively. The 2010 income primarily related to the revenue share agreement with Westfield, which will be in effect through 2018. The 2009 loss primarily related to the losses and gains on the sale of the five divested affiliates. The 2008 loss was primarily due to goodwill and intangible impairment charges of $153.6 million at Gibraltar and Sand Hill, and $66.0 million in re-equitization charges at Westfield. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 2: Divestitures and Acquisitions” for further details.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		Increase/ (decrease)	% Change
	2010	2009
	(In thousands)
Assets:
Total cash and investments	$1,338,238	$1,387,483	$(49,245)	(4)%
Loans held for sale	9,145	12,714	(3,569)	(28)%
Total loans	4,480,347	4,307,040	173,307	4%
Less: allowance for loan losses	98,403	68,444	29,959	44%
Net loans	4,381,944	4,238,596	143,348	3%
Goodwill and intangible assets	151,212	150,117	1,095	1%
Other assets	272,362	260,355	12,007	5%
Total assets	$6,152,901	$6,049,265	$103,636	2%
Liabilities and Equity:
Deposits	$4,486,726	$4,255,219	$231,507	5%
Total borrowings	1,027,925	992,034	35,891	4%
Other liabilities	99,774	99,008	766	1%
Total liabilities	5,614,425	5,346,261	268,164	5%
Redeemable noncontrolling interests	19,598	51,850	(32,252)	(62)%
Total Company’s stockholders’ equity	518,878	651,154	(132,276)	(20)%
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,152,901	$6,049,265	$103,636	2%
Total Assets. Total assets increased $0.1 billion, or 2%, to $6.2 billion at December 31, 2010 from $6.0 billion at December 31, 2009. This increase was due to increases in loans and investments, offset by decreased income taxes receivable and deferred and loans held for sale.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $49.2 million, or 4%, to $1.3 billion, or 22% of total assets in 2010 from $1.4 billion or 23% of assets in 2009. The decrease in cash and investments was primarily due to the Holding Company liquidating a portion of its investment portfolio during 2010 to fund its $154.0 million repurchase of its Series C Preferred stock and the $29.7 million payment to the minority shareholders of KLS to acquire the remaining 19% interest in KLS as determined based upon the terms in the original agreement with KLS.
The majority of the investments held by the Company are held by the Banks. The Banks' investment policies require management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Banks' overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”
Investment maturities, principal payments and sales of the Company's available for sale and held to maturity securities provided $880.0 million of cash proceeds, and $792.9 million was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and the Company's liquidity. The sale of investment securities resulted in recognized net gains of $3.7 million for the year ended December 31, 2010. The gains on sales were due to changes in interest rates, and had previously been recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $9.8 million of unrealized gains and $3.8 million of unrealized losses at December 31, 2010, compared to $13.1 million of unrealized gains and $1.9 million of unrealized losses at December 31, 2009. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 5: Investment Securities.”

At December 31, 2010 and 2009, the amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2010 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2010 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade. The Company has determined that none of its available for sale or held to maturity investments were other-than-temporarily impaired at December 31, 2010 and 2009. At December 31, 2010 there were no equity or cost method investments, which are included in other assets in the consolidated balance sheets, that were other-than-temporarily impaired. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 5: Investment Securities” for further information.
The following table summarizes the Company's carrying value (fair value) of available for sale investments and carrying value (amortized cost) of held to maturity investments at the dates indicated:

	December 31,
	2010	2009	2008
	(In thousands)
Available for sale:
U.S. government and agencies(2)	$81,402	$184,722	$8,574
Government-sponsored entities	263,599	188,394	268,570
Corporate bonds	18,816	15,943	23,233
Municipal bonds	194,048	184,544	212,943
Mortgage-backed securities(1)	234,257	311,511	281,355
Other	3,316	2,918	4,351
Total available for sale	$795,438	$888,032	$799,026
Held to maturity:
U.S. government and agencies	$586	$4,001	$3,999
Government-sponsored entities	1,429	—	—
Other	500	500	500
Total held to maturity	$2,515	$4,501	$4,499
______________________

(1)	Mortgage-backed securities are guaranteed by Government-sponsored entities or U.S. agencies.

(2)	Includes money market mutual fund that invests in U.S. government securities.
Loans Held for Sale. Loans held for sale decreased $3.6 million, or 28%, to $9.1 million in 2010 from $12.7 million in 2009. $7.6 million of loans held for sale are fixed rate residential real estate loans which are carried at the lower of aggregate cost or fair value. These loans are generally sold on a non-recourse basis. Mortgage servicing rights recorded in connection with loans sold are not significant. The remaining $1.5 million of loans held for sale is comprised of the one remaining property from the Southern California non-strategic loan portfolio. The decrease from 2009 to 2010 was primarily the result of the Company continuing to dispose of its non-strategic loans portfolio in Southern California that was classified as held for sale in the third quarter of 2008.
Goodwill and intangible assets Goodwill and intangible assets increased $1.1 million, or 1%, to $151.2 million in 2010 from $150.1 million in 2009. The increase was primarily due to $6.4 million of additional goodwill recognized in 2010 related to contingent consideration payments at Anchor and DTC, partially offset by intangible amortization of $5.3 million. Goodwill and intangible assets are tested at least annually for impairment. The Company performed discount rate stress testing at certain non-bank affiliates as part of its annual impairment testing. The Company used discount rates between 16% and 18% in its Step 1 impairment testing which resulted in no goodwill or intangible asset impairment charge. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 10: Goodwill and Other Intangible Assets” for further details.
Deposits. Total deposits increased $231.5 million, or 5%, to $4.5 billion in 2010 from $4.3 billion in 2009. The increase in deposits is primarily driven by the organic growth in deposits, primarily retail deposits and money market funds, partially offset by a decrease in certificates of deposit as customers transferred maturing certificates of deposit into money market funds. The participation by the Banks in the FDIC's TAGP also contributed to the increase. As long as there are no regulatory restrictions, the Banks use wholesale deposits such as brokered certificates of deposit to a limited extent when the rates and availability are more favorable than traditional retail deposits or borrowings from the FHLB.

Deposits are the principal source of the Banks’ funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 24% and 34% of total deposits at December 31, 2010 and 2009, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 11: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Banks’ deposits:

	Year Ended December 31, 2010
	Average Balance	Average Rate
	(In thousands)
Noninterest bearing deposits:
Checking accounts	$1,025,431	—%
Interest bearing deposits:
Savings and NOW	555,244	0.37%
Money market	1,701,772	0.89%
Certificates of deposit under $100,000*	431,250	1.88%
Certificates of deposit of $100,000 or greater	885,568	1.29%
Total deposits	$4,599,265	1.03%
__________________
*    Includes brokered CDs
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2010	2009
	(In thousands)
Less than 3 months remaining	$369,060	$556,499
3 to 6 months remaining	186,132	338,588
6 to 12 months remaining	192,371	153,102
More than 12 months remaining	72,894	43,001
Total	$820,457	$1,091,190
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings and junior subordinated debentures) increased $35.9 million,or 4%, to $1.0 billion, or 17% of assets in 2010 from $1.0 billion or 16% of assets in 2009.
Junior subordinated debentures remained flat at $193.6 million, or 3% of assets, in both 2010 and 2009. The Company repurchased $52.4 million of its Notes during 2009. As a result of the repurchases, the Company replaced the debt with lower cost funding. The Company also repurchased $44.5 million of the trust preferred securities issued by Boston Private Capital Trust I during 2009 using available cash. In conjunction with the repurchase of the Notes and a portion of the Boston Private Capital Trust I, the Company realized a pretax gain on retirement of debt of $18.7 million for the year ended December 31, 2009.
FHLB borrowings increased $20.7 million, or 4%, to $575.7 million, or 9% of assets, in 2010 from $555.0 million, or 9% of assets in 2009. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth, but can also be used as an additional source of liquidity for the Banks. Given current rates at the FHLBs, this source of funds is competitive with rates currently paid on retail certificates of deposit, depending on the term. Also, the Banks do not pay FDIC deposit insurance on FHLB borrowings, which can indirectly add to the cost of funds on the certificates of deposit. Since deposit growth has exceeded loan growth, some of the Banks have reduced the amount of FHLB borrowings.
The Banks have established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Banks currently have adequate liquidity available to respond to current demands. As members of a FHLB, the Banks have access to both short and long-term borrowings. As of December 31, 2010, the Banks had $575.7 million of outstanding FHLB borrowings with a weighted average interest rate of 3.19%, compared to $555.0 million of FHLB borrowings outstanding with a weighted average interest rate of 4.17% at December 31, 2009. In addition, the Banks had FHLB borrowings available of $739.4 million. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 12: Federal Home Loan Bank Borrowings” for further information.

The Banks also obtain funds from the sales of securities to institutional investors and deposit customers under repurchase agreements. Repurchase agreements increased $15.2 million, or 6%, to $258.6 million or 4% of assets in 2010 from $243.4 million or 4% of assets in 2009. In a repurchase agreement transaction, the Banks will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days for institutional investors and overnight for deposit customers) at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase agreements represent a cost competitive funding source for the Banks. However, the Company is subject to the risk that the borrower of the securities may default at maturity and not return the collateral. In order to minimize this potential risk, the Banks generally deal with large, established investment brokerage firms when entering into such transactions with institutional investors, and deal with established deposit customers on overnight transactions. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's consolidated balance sheets. At December 31, 2010, the total amount of outstanding repurchase agreements was $258.6 million with a weighted average interest rate of 1.03%, compared to $243.4 million with a weighted average interest rate of 1.78% at December 31, 2009. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 13: Other Short Term Borrowings” for further information.
From time to time the Banks purchase federal funds from the FHLB and other banking institutions to supplement their liquidity positions. The Banks had unused federal fund lines of credit totaling $176.0 million with correspondent institutions to provide them with immediate access to overnight borrowings. At both December 31, 2010 and 2009, the Banks had no outstanding borrowings under these federal funds lines.
The Banks have also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2010, the Banks had $255.1 million of brokered deposits (net of premiums paid) outstanding under these agreements. See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity.”

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $173.3 million, or 4%, to $4.5 billion or 73% of assets in 2010 from $4.3 billion, or 71% of assets in 2009. Increases in commercial and industrial loans of $196.4 million, or 43%, and in residential loans of $179.2 million , or 12%, were partially offset by a decrease in construction and land loans of $165.0 million, or 52%, and in commercial real estate loans of $55.1 million, or 3%. In general, the Company continues to have lower loan growth in 2010 and 2009 than in previous years as economic conditions have reduced the demand for commercial loans and our Banks have generally reduced or stopped originating construction and land loans. The Company has been focusing more on residential loan growth as a source of high quality earning assets.
The majority of the Company's loan portfolio is managed by the Banks. At December 31, 2010 and 2009 less than 1% of total loans, or $1.9 million and $2.9 million, respectively, was managed by the Holding Company and a nonbanking affiliate partner. Loans managed by the Holding Company and the nonbanking affiliate partner include loans made to certain principals of DGHM, DTC, Anchor, and BOS at market rates and terms.
The Banks specialize in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Banks to individuals may include residential mortgage loans and mortgage loans on investment or vacation properties to individuals, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Banks to businesses include commercial and mortgage loans, revolving lines of credit, working capital loans, equipment financing, and community lending programs, and, to a limited degree, construction and land loans, however, as noted above, the Banks have generally reduced or stopped originating construction and land loans. The types and sizes of loans the Banks originate are limited by regulatory requirements.
The Banks’ loans are affected by the economic and real estate environments in which they are located. Generally commercial, construction, and land loans are affected more than residential loans in an economic downturn.

Geographic concentration. The Banks primarily serve customers in the geographic region in which they are based. The following table details the Banks’ outstanding loan balance concentrations at December 31, 2010 based on the location of the lender. Net loans from the Holding Company to certain principals of the Company's affiliate partners, loans at the Company's non-banking segments, and inter-company loan eliminations are identified as “Eliminations and other, net.”

	Commercial Loans (1)		Construction and Land Loans		Residential Mortgage Loans		Home Equity and Other Consumer Loans
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$1,125,669	48%	$80,021	53%	$1,181,399	70%	$199,454	67%
Northern California	859,073	36%	55,284	37%	293,622	18%	73,172	24%
Southern California	234,926	10%	1,840	1%	153,102	9%	17,654	6%
Pacific Northwest	136,745	6%	13,557	9%	45,811	3%	7,098	2%
Eliminations and other, net	(180)	(0)%	—	—%	—	—%	2,100	1%
Total	$2,356,233	100%	$150,702	100%	$1,673,934	100%	$299,478	100%
________________
(1)     Includes commercial and industrial loans and commercial real estate loans.
Loan Portfolio Composition and Maturity. The following table sets forth the Banks’ outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include loans from the Holding Company to certain principals of the Company's subsidiaries or loans at nonbanking affiliate partners.

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$2,356,413	53%	$2,213,537	51%	$2,158,052	52%	$1,979,682	51%	$1,547,466	50%
Construction and land loans	150,702	3%	315,661	7%	431,717	11%	594,920	15%	386,906	12%
Residential mortgage loans	1,673,934	37%	1,494,703	35%	1,352,881	33%	1,211,861	31%	1,068,482	35%
Home equity and other consumer loans	297,378	7%	280,209	7%	183,794	4%	114,870	3%	87,725	3%
Subtotal Bank loans	4,478,427	100%	4,304,110	100%	4,126,444	100%	3,901,333	100%	3,090,579	100%
Less: Allowance for loan losses	98,403		68,444		64,091		59,933		33,234
Net Bank loans	$4,380,024		$4,235,666		$4,062,353		$3,841,400		$3,057,345
________________
(1)     Includes commercial and industrial loans and commercial real estate loans.
Commercial, Construction and Land Loans. Included within commercial loans are all commercial real estate loans, and commercial and industrial loans. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. Commercial and industrial loans include working capital and revolving lines of credit, term loans for equipment and fixed assets, and Small Business Administration (SBA) loans. Construction and land loans include loans for financing of new developments as well as rehab financing for existing buildings.
Residential Mortgage Loans. While the Banks have no minimum size for their mortgage loans, they concentrate their origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and 1-4 unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association (FNMA), which was $0.4 million at December 31, 2010 for the “General” limit and $0.7 million for the “High-Cost” limit. The majority of the Banks’ residential mortgage loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Banks originate generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on an index such as U.S. Treasury yields. ARM loans may negatively impact the Banks’ interest income when they reprice if yields on U.S. Treasuries are low as they were in 2010. If rates reset higher, the Banks could see increased delinquencies if customers’ ability to make payments is impacted by the higher payments. Historically, the Banks have had very low delinquencies and charge-offs on residential loans.

While the majority of the Banks’ residential mortgages are originated by the Banks, they occasionally purchase residential mortgages originated elsewhere. Purchasing mortgages is one way the Banks manage the risk levels in their loan portfolios. The Banks purchased $20.9 million of residential loans in 2010 and $79.7 million in 2009, based on the loans' fair values at the dates of purchase.
Home Equity and Other Consumer Loans. Home equity and other consumer loans consist of balances outstanding on second mortgages, home equity lines of credit, consumer loans including personal lines of credit, credit cards and loans arising from overdraft protection extended to individual and business customers. The amount of home equity loans and other consumer loans typically depends on customer demand.
Portfolio mix. During 2010, the Banks had lower loan growth than in recent years as economic conditions have reduced the demand for commercial loans and underwriting standards have become more stringent. Additionally, the Banks have generally reduced or stopped originating construction and land loans. The Banks have made a shift away from higher risk construction and land loans and, in certain regions, commercial real estate loans, to residential mortgage loans, which have inherently less risk. This shift in the portfolio mix has affected net interest income as the interest rates on residential mortgage loans are generally lower than rates on construction and land loans and commercial loans, which include commercial real estate and commercial and industrial loans.
The following table discloses the scheduled contractual maturities of loans in the Banks’ portfolios at December 31, 2010. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial, Construction and Land Loans (1)		Residential Mortgage Loans		Home Equity and Other Consumer Loans		Total Bank Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$488,216	19%	$1,487	0%	$61,667	21%	$551,370	12%
After one through five years	817,891	33%	3,503	0%	81,358	27%	902,752	20%
Beyond five years	1,201,008	48%	1,668,944	100%	154,353	52%	3,024,305	68%
Total	$2,507,115	100%	$1,673,934	100%	$297,378	100%	$4,478,427	100%
Interest rate terms on amounts due after one year:
Fixed	$832,946	41%	$214,515	13%	$13,573	6%	$1,061,034	27%
Adjustable	1,185,953	59%	1,457,932	87%	222,138	94%	2,866,023	73%
Total	$2,018,899	100%	$1,672,447	100%	$235,711	100%	$3,927,057	100%
________________
(1)     Includes commercial and industrial loans and commercial real estate loans.

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
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2010, approximately 73% of the Banks’ outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Banks’ allowances for loan losses for the periods indicated:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Average loans outstanding	$4,448,109	$4,263,775	$4,130,381	$3,468,772	$2,863,360
Allowance for loan losses, beginning of year	$68,444	$64,091	$59,933	$33,234	$29,740
Charged off loans:
Commercial, construction, and land (1)	(66,017)	(40,596)	(192,259)	(130)	(836)
Residential mortgage	(571)	(436)	(151)	—	—
Home equity and other consumer	(151)	(902)	(386)	(61)	(7)
Total charged-off loans	(66,739)	(41,934)	(192,796)	(191)	(843)
Recoveries on loans previously charged off:
Commercial, construction, and land (1)	9,346	1,248	305	664	82
Residential mortgage	34	69	—	—	—
Home equity and other consumer	140	11	6	5	15
Total recoveries	9,520	1,328	311	669	97
Net loans (charged off)/ recoveries	(57,219)	(40,606)	(192,485)	478	(746)
Provision for loan losses	87,178	44,959	196,643	23,449	4,240
Addition due to acquisition	—	—	—	2,772	—
Allowance for loan losses, end of year	$98,403	$68,444	$64,091	$59,933	$33,234
Net loans charged off/ (recovered) to average loans	1.29%	0.95%	4.66%	(0.01)%	0.03%
Allowance for loan losses to total loans	2.20%	1.59%	1.55%	1.50%	1.07%
Allowance for loan losses to nonaccrual loans (2)	0.93	0.79	1.74	1.76	4.05
________________________

(1)	Includes commercial and industrial loans and commercial real estate loans.

(2)	Excludes loans in the held for sale category that are on non-accrual status.
The allowance for loan losses is formulated based on the judgment and experience of management. See Part II. Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations: Critical Accounting Policies” for details on the Company's allowance for loan loss policy.

The following table represents the allocation of the Banks’ allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$86,672	56%	$59,263	58%	$47,552	63%	$43,795	66%	$25,525	63%
Residential mortgage	7,449	37%	5,805	35%	7,780	33%	6,406	31%	5,274	34%
Home equity and other consumer	2,110	7%	1,898	7%	1,490	4%	946	3%	689	3%
Unallocated	2,172		1,478		7,269		8,786		1,746
Total allowance for loan losses	$98,403	100%	$68,444	100%	$64,091	100%	$59,933	100%	$33,234	100%
__________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans and commercial real estate loans.
The increased level of allowance for loan losses, as well as the ratio of the allowance for loan losses to total loans, reflects: the higher level of classified loans and continued loan charge-offs particularly in the Northern California region; other qualitative factors; and growth in the loan portfolio; slightly offset by a change in the mix of loan types in the loan portfolio.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's affiliate Banks maintain an insignificant amount of unallocated allowance for loan losses in addition to the three primary components of the Company's allowance for loan losses (General Reserve, Allocated Reserves on non-impaired special-mention and substandard loans, and Allocated Reserves on impaired loans). The unallocated allowance for loan losses primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors are considered for each respective loan type and only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The increase in 2010 from 2009 is consistent with the overall increase in allowance for loan losses.
In 2009, certain Banking affiliates refined their estimation methodology related to the allocation of the allowance for loan losses to provide for more specific allocation of the allowance. This is the primary reason for the decline in the unallocated portion of the allowance for loan losses as of December 31, 2009 from December 31, 2008. The result was the allocation of the previous unallocated portion of the allowance for loan losses to the specific loan portfolios related to their general assessment of each respective portfolios’ potential variability of applicable qualitative considerations subject to a higher degree of uncertainty. Management does not consider this refinement to the methodology to be significant. The unallocated allowance for loan losses at December 31, 2010 represents only 2.2% of the total allowance for loan losses at that date. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 7: Allowance for Loan Losses” and Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies” for further information.

The following table presents a summary by geography of loans charged off, net of recoveries, for the periods indicated. The geography assigned to the Private Banking data is based on the location of the lender.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net loans (charged off)/ recoveries:
New England	$(3,725)	$(2,495)	$(4,003)	$(51)	$(548)
Northern California	(54,858)	(8,387)	(407)	(33)	13
Southern California	1,753	(13,017)	(185,904)	575	(211)
Pacific Northwest	(389)	(16,707)	(2,171)	(13)	—
Total net loans (charged off)/ recoveries	$(57,219)	$(40,606)	$(192,485)	$478	$(746)

Non-performing assets. The Company's non-performing assets include non-accrual loans, OREO, and repossessed assets. The following table sets forth information regarding non-accrual loans (including loans in the held for sale category), OREO, repossessed assets, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Banks, and troubled debt restructured loans (“TDRs”) at the dates indicated. Reductions in fair values of the collateral for the non-performing assets, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans accounted for on a non-accrual basis	$105,465	$86,770	$36,771	$34,115	$8,201
Loans held for sale accounted for on a non-accrual basis	1,526	3,568	27,219	—	—
OREO	12,925	16,600	12,838	711	—
Repossessed assets	—	—	—	475	550
Total non-performing assets	$119,916	$106,938	$76,828	$35,301	$8,751
Loans past due 90 days or more, but still accruing	$—	$—	$—	$—	$24
Delinquent loans 30-89 days past due	$24,745	$21,194	$18,655	$18,419	$12,436
Troubled debt restructured loans (1)	$20,123	$8,003	$1,400	$—	$—
Non-accrual loans as a % of total loans (2)	2.35%	2.01%	0.89%	0.85%	0.27%
Non-performing assets as a % of total assets	1.95%	1.77%	1.05%	0.51%	0.15%
Delinquent loans 30-89 days past due as a % of total loans	0.55%	0.49%	0.45%	0.46%	0.40%
_____________________

(1)	Of the $20.1 million in troubled debt restructured loans, $16.1 million are also included in non-accrual loans.

(2)	Excludes loans held for sale on non-accrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009 and 2008 respectively.
A rollforward of non-accrual loans for the years ended December 31, 2010 and 2009 is presented in the table below:

	December 31,
	2010	2009
	(In thousands)
Non-accrual loans, beginning of year(1)	$90,338	$63,990
Transfers in to non-accrual status	183,170	148,249
Transfers out to OREO	(19,863)	(28,344)
Transfers out to accrual status	(16,388)	(12,396)
Charge offs	(65,052)	(37,309)
Paid off/ paid down	(65,214)	(43,852)
Non-accrual loans, end of year(1) (2)	$106,991	$90,338
_____________________

(1)	Includes loans held for sale on non-accrual status of $1.5 million and $3.6 million as of December 31, 2010 and 2009, respectively.

(2)
Of the $105.5 million of non-accrual loans (excluding the $1.5 million non-accrual loans held for sale), $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of 90 or more days past due.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	December 31,
	2010	2009
	(In thousands)
Non-accrual loans:
New England	$25,172	$8,346
Northern California	60,373	37,584
Southern California(1)	10,663	21,953
Pacific Northwest	10,783	22,455
Total non-accrual loans	$106,991	$90,338
Loans 30-89 days past due and accruing:
New England	$12,844	$6,658
Northern California	11,219	6,799
Southern California	682	4,259
Pacific Northwest	—	3,478
Total loans 30-89 days past due	$24,745	$21,194
Accruing classified loans:(2)
New England	$19,745	$14,534
Northern California	62,518	14,768
Southern California	6,802	8,117
Pacific Northwest	8,373	15,118
Total accruing classified loans	$97,438	$52,537
_____________________

(1)	Includes loans held for sale on non-accrual status of $1.5 million and $3.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

	December 31,
	2010	2009
	(In thousands)
Non-accrual loans:(1)
Commercial and industrial	$8,583	$10,434
Commercial real estate	66,518	37,111
Construction and land	16,849	35,406
Residential mortgage	14,111	7,017
Home equity and other consumer	930	370
Total non-accrual loans	$106,991	$90,338
Loans 30-89 days past due and accruing:
Commercial and industrial	$7,456	$6,370
Commercial real estate	10,446	1,782
Construction and land	—	3,799
Residential mortgage	6,553	8,346
Home equity and other consumer	290	897
Total loans 30-89 days past due	$24,745	$21,194
Accruing classified loans: (2)
Commercial and industrial	$18,502	$20,884
Commercial real estate	75,281	25,225
Construction and land	2,240	6,155
Residential mortgage	971	148
Home equity and other consumer	444	125
Total accruing classified loans	$97,438	$52,537
_____________________

(1)	Includes loans held for sale on non-accrual status of $1.5 million and $3.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

The Banks’ policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $104.7 million as of December 31, 2010 as compared to $83.2 million at December 31, 2009. In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2010 or December 31, 2009. The Banks' general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six to nine months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs included in impaired loans totaled $20.1 million and $8.0 million at December 31, 2010 and 2009, respectively. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million are performing. Of the $8.0 million in TDR loans at December 31, 2009, $1.9 million are performing. At December 31, 2010, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring and an immaterial amount of commitments at December 31, 2009.
Interest income recorded on non-accrual loans and TDRs and interest income that would have been recorded if the non-accrual loans and TDRs had been on accrual status for the full year or, if originated during the year, since origination are presented in the table below.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans accounted for on a non-accrual basis (1)	$106,991	$90,338	$63,990	$34,115	$8,201
Interest income recorded during the year on these loans (2)	3,951	3,200	6,130	1,435	287
Interest income that would have been recorded on these non-accrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	9,187	9,011	10,165	3,399	741
Performing troubled debt restructured loans (3)	3,983	1,905	—	—	—
___________

(1)	Includes loans held for sale on non-accrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009 and 2008 respectively.

(2)	Represents interest income recorded while loans were in a performing status, prior to being placed on non-accrual status.

(3)
Interest income on performing TDRs was not material for any of the periods presented. Interest income that would have been recorded on performing TDRs during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year, or since origination if held for part of the year, was not material for any of the periods presented.

The Banks continue to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. Please refer to Part II. Item 8. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on non-performing loans.
Delinquencies. Loans 30-89 days past due increased slightly from year end 2009. The increase in loan delinquencies is primarily due to the continued growth in the Banks’ loan portfolios as well as general economic conditions where the Banks are located. The Company believes these loans are generally adequately secured and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to non-accrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provisions for loan losses.
Potential Problem Loans. The Company classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the disclosure of non-accrual or restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $97.4 million in potential problem loans at December 31, 2010, as compared to $52.5 million at December 31, 2009.

Liquidity
Liquidity is defined as the Company's ability to generate cash adequate to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company's objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2010, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $859.3 million, or 14% of total assets, as compared to $1.0 billion, or 16% of total assets at December 31, 2009. In addition, the Company has access to available borrowings through the FHLB totaling $739.4 million as of December 31, 2010. Combined, this liquidity totals $1.6 billion, or 26% of assets and 36% of total deposits as of December 31, 2010.
During 2010, the Company repurchased all $154.0 million of the Series C Preferred stock it issued to the U.S. Treasury as part of the U.S. Treasury's TARP CPP. The Company initially received the funds in the fourth quarter of 2008. Upon repurchase, the unamortized discount was accelerated which reduced per share income attributable to the common stockholder for 2010.
The Company also received $33.0 million in 2010 through public and private offerings of its common stock.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2010, the estimated maximum redemption value for these affiliates related to put options was approximately $19.6 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified in the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests.” In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“KLS Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million, which was determined based upon the terms in the KLS Agreement.
The Holding Company's primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to the capital and debt markets, and private equity investments. Additionally, in 2010 and 2009 the Holding Company received contingent consideration related to the divestitures of certain affiliates, primarily Westfield, and may receive additional contingent consideration in future years. While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield’s revenues (up to an annual maximum of $11.6 million) through 2017, subject to certain conditions. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities.”
Although not a significant source of liquidity to the Holding Company, some of the Banks have paid dividends to the Holding Company depending on their profitability and asset growth. Certain of our Banks are currently prohibited from paying dividends to the Holding Company. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Banks to pay dividends to the Holding Company and/or limit the amount the Banks could grow.
At December 31, 2010, Holding Company cash amounted to $88.5 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
The Company is required to pay interest quarterly on its junior subordinated debentures. In 2010, the Company entered into an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay in 2011 for the interest payments, including the effect of the cash flow hedge, is approximately $7.8 million based on the debt outstanding at December 31, 2010 and forecasted LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in 2011 for dividends to common stockholders will be approximately $3.1 million. Based on the Company's preferred stock outstanding and the dividend rate, the Company expects to pay $0.3 million in cash dividends on preferred stock in 2011.
While the Company believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have been experiencing volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company's ability to access capital and on the Company's business, financial condition and results of operations.

Bank Liquidity. The Banks are each a member of their regional FHLB, and as such, have access to short and long-term borrowings from those institutions. At December 31, 2010, the Banks had available credit of $741.4 million from the various FHLBs. Liquid assets (i.e., cash and due from banks and investment securities available for sale, net of securities pledged) of the Banks totaled $0.9 billion, which equals 14% of the Banks’ total assets and 19% of the Banks’ total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Banks would lower their liquidity and possibly limit the Bank's ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.
In addition to the above liquidity, the Banks have access to the Federal Reserve discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Banks may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB's discount window. In addition, the Banks could increase their usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2010 and 2009
Net cash provided by operating activities of continuing operations totaled $72.2 million and $133.8 million for the years ended December 31, 2010 and 2009, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $61.6 million from 2009 to 2010 due primarily to the 2010 net loss and the increase in income tax receivable and deferred, offset by the additional provision for loan losses in 2010 (a non-cash reduction of net income) and the 2009 gain on repurchase of debt.
Net cash used in investing activities of continuing operations totaled $172.4 million and $214.6 million for the years ended December 31, 2010 and 2009, respectively. Investing activities of the Company include loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations decreased $42.2 million from 2009 to 2010 and was due primarily to an increase in cash received from sales, maturities, redemptions, and principal payments on the Company's investment securities, offset by an increase in cash used in the Banks’ lending activities, cash used for the repurchase of the remaining 19% interest in KLS, and the 2009 cash received from the sale of discontinued operations.
Net cash provided by financing activities of continuing operations totaled $143.5 million and $172.0 million for the years ended December 31, 2010 and 2009, respectively. Cash provided by financing activities of continuing operations decreased $28.5 million from 2009 to 2010 due primarily to a smaller net increase in deposits in 2010 than in 2009 and the 2010 repurchase of the Series C Preferred stock. These changes were offset by a net increase in FHLB borrowings in 2010 versus a net decrease in FHLB borrowings in 2009, and the 2009 debt repurchase.
Net cash provided by operating activities of discontinued operations totaled $3.7 million and $111.5 million for the years ended December 31, 2010 and 2009, respectively. There was no cash effect from discontinued operations on investing or financing activities for the year ended December 31, 2010. Net cash provided by investing activities of discontinued operations totaled $39.6 million for the year ended December 31, 2009. Net cash used in financing activities of discontinued operations totaled $76.1 million for the year ended December 31, 2009.

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

Capital Resources
Total Company's stockholders’ equity at December 31, 2010 was $518.9 million, compared to $651.2 million at December 31, 2009, a decrease of $132.3 million, or 20%. The decrease in the Company's stockholders' equity was the result of the $154.0 million repurchase of the Series C Preferred stock, the net loss, and dividends paid, offset by stock issued in the 2010 public and private offerings, stock issued for deferred acquisition payments, stock compensation, and stock issued in connection with the Company's employee stock purchase plan.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of each Bank's assets and certain off-balance sheet items as calculated under regulatory guidelines. The Banks’ respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the FRB with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.
To be categorized as “well capitalized,” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 23: Regulatory Matters” for further detail, including the regulatory capital and capital ratios table. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.”
Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” as of December 31, 2010 under the applicable regulations, for supervisory reasons, certain of the Banks, and therefore the Company, are not deemed “well capitalized.”
The Company contributed an additional $15.0 million of capital during 2010 to one of its Bank affiliates, and received dividends of $9.2 million from one of its Banks. The capital contribution was made to comply with the Company's internal minimum capital ratios.

Contractual Obligations
The schedules below present a detail of the maturities of the Company's contractual obligations and commitments as of December 31, 2010. See Part II. Item 8. “Financial Statements and Supplementary Data—Notes 12 through 14” for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$575,682	$120,076	$248,255	$132,982	$74,369
Securities sold under agreements to repurchase	258,598	205,598	53,000	—	—
Junior subordinated debentures	193,645	—	—	—	193,645
Operating lease obligations	76,107	13,940	22,567	15,149	24,451
Data processing	3,284	2,088	1,042	154	—
Bonus and commissions	7,473	7,290	183	—	—
Other long-term obligations	9,724	2,114	2,156	1,309	4,145
Total contractual obligations at December 31, 2010	$1,124,513	$351,106	$327,203	$149,594	$296,610
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the customer and may never actually be drawn upon. The contractual amount of the Company's financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$976,571	$510,445	$214,889	$41,910	$209,327
Standby letters of credit	23,794	22,434	1,316	44	—
Forward commitments to sell loans	19,298	19,298	—	—	—
Total commitments at December 31, 2010	$1,019,663	$552,177	$216,205	$41,954	$209,327

Off-Balance Sheet Arrangements
The Company and its affiliate partners own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by the Company's investment adviser subsidiaries. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

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

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes thereto presented in Part II. Item 8. “Financial Statements and Supplementary Data,” have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company now needs to, and we have in the accompanying financial statements, disaggregated new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses and the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. Effective as of December 15, 2010, the ASU 2010-20 updates do not have a material impact on the Company’s financial position or results of operations. The requirements of this ASU have been included in the footnotes to the financial statements.
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
Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of assets under management and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company's affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
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
The principal objective of the Banks’ asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Banks’ actions in this regard are taken under the guidance of their respective Asset/Liability Committees (“ALCO”), which are composed of members of senior management. These committees are actively involved in formulating the economic assumptions that the Banks use in their respective financial planning and budgeting processes and establish policies which control and monitor the sources, uses and pricing of funds. The Banks may utilize hedging techniques to reduce interest rate risk. See Part II. Item 8.

“Financial Statements and Supplementary Data—Note 8: Derivatives” for additional information.
The ALCOs use both interest rate “gap” sensitivity and interest income simulation analysis to measure inherent risk in the Banks’ balance sheets at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 7% to 10%, dependent on the Bank, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 10% to 20%, dependent on the Bank. These guidelines are set and monitored at both the ALCO and Board levels. The Banks were in compliance with their applicable guidelines at all times during the year with the exception of Borel, which was outside its limits on the Up 200 basis points net interest income (NII) simulation results at June 30, 2010. The ALCOs review the results with regard to the established tolerance levels and recommend appropriate strategies to manage this exposure.
Generally, the Banks hold variable rate mortgage loans. When possible the Banks make use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Banks may utilize fixed rate borrowings.
As of December 31, 2010, the net interest income simulation indicated that the Banks’ exposure to changing interest rates was within the established tolerance levels described above. While the ALCOs review simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of interest rate changes on pro forma net interest income for the Company over a 12 month period:

	Twelve months beginning 1/1/11
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(1,665)	(0.88)%
Down 100 basis points	$649	0.34%
	Twelve months beginning 1/1/10
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(978)	(0.55)%
Down 100 basis points	$1,107	0.63%
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2010. Other market rates used in this analysis include the Prime rate, which was 3.25%, and Federal Funds rate, which ranged from 0.00% to 0.25%, respectively, at December 31, 2010. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Fed Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, Brokered CD) are floored at 0.25% to reflect credit spreads. All points on the treasury yield curve increase/decrease congruently.

•
Short-term interest rates (e.g., Prime and Fed Funds) are assumed to drive non-maturity deposit (Savings, NOW and money market accounts) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the LIBOR swap and/or FHLB yield curves. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

The Banks also use interest rate sensitivity “gap” analysis to provide a general overview of their interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.
The Banks have historically sought to maintain a relatively narrow gap position and have, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed the Banks to undue interest rate risk. At December 31, 2010, the Company's overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor's pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Banks do not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch their assets and liabilities to a controlled degree when they consider such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Banks’ gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.
The repricing schedule for the Company's interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2010:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest earning assets(1):
Interest bearing cash	$454,433	$—	$900	$—	$—	$455,333
Investment securities	124,899	118,930	99,824	358,624	95,676	797,953
FHLB stock	45,846	—	—	—	—	45,846
Loans held for sale	4,464	33	95	1,954	2,599	9,145
Loans—Fixed rate	61,246	52,292	77,074	569,551	417,817	1,177,980
Loans—Variable rate	833,288	253,035	272,536	1,161,191	782,317	3,302,367
Total interest earning assets	$1,524,176	$424,290	$450,429	$2,091,320	$1,298,409	$5,788,624
Interest bearing liabilities (2):
Savings and NOW accounts(3)	$588,116	$—	$—	$—	$—	$588,116
Money market accounts (3)	1,829,881	—	—	—	—	1,829,881
Certificates of deposit under $100,000	68,651	61,910	60,059	71,995	12,730	275,345
Certificates of deposit $100,000 or more	369,060	186,132	192,371	65,320	7,574	820,457
Securities sold under agreements to repurchase	205,598	—	—	53,000	—	258,598
FHLB borrowings	77,802	30,950	46,625	352,767	67,538	575,682
Junior subordinated debentures (4)	54,898	—	—	75,000	63,747	193,645
Total interest bearing liabilities	$3,194,006	$278,992	$299,055	$618,082	$151,589	$4,541,724
Net interest sensitivity gap during the period	$(1,669,830)	$145,298	$151,374	$1,473,238	$1,146,820	$1,246,900
Cumulative gap	$(1,669,830)	$(1,524,532)	$(1,373,158)	$100,080	$1,246,900
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	47.72%	56.10%	63.60%	102.28%	127.45%
Cumulative gap as a percent of total assets	(27.14)%	(24.78)%	(22.32)%	1.63%	20.27%
_____________

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to mature or have contractual returns of principal.

(2)	Does not include $972.9 million of demand accounts because they are non-interest bearing.

(3)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

(4)	Includes the economic effect of hedges.
The preceding table does not necessarily indicate the impact of general interest rate movements on the Banks’ net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except share and per share data)
Assets:
Cash and due from banks	$494,439	$446,916
Federal funds sold	—	544
Cash and cash equivalents	494,439	447,460
Investment securities:
Available for sale (amortized cost of $789,471 and $876,910 at December 31, 2010 and 2009, respectively)	795,438	888,032
Held to maturity (fair value of $2,497 and $4,511 at December 31, 2010 and 2009, respectively)	2,515	4,501
Total investment securities	797,953	892,533
Loans held for sale	9,145	12,714
Total loans	4,480,347	4,307,040
Less: Allowance for loan losses	98,403	68,444
Net loans	4,381,944	4,238,596
Other real estate owned (“OREO”)	12,925	16,600
Stock in Federal Home Loan Banks	45,846	47,490
Premises and equipment, net	26,642	28,349
Goodwill	115,051	108,692
Intangible assets, net	36,161	41,425
Fees receivable	8,213	7,320
Accrued interest receivable	16,707	19,292
Income tax receivable and deferred	84,641	52,267
Other assets	123,234	136,527
Total assets	$6,152,901	$6,049,265
Liabilities:
Deposits	$4,486,726	$4,255,219
Securities sold under agreements to repurchase	258,598	243,377
Federal Home Loan Bank borrowings	575,682	555,012
Junior subordinated debentures	193,645	193,645
Other liabilities	99,774	99,008
Total liabilities	5,614,425	5,346,261
Redeemable Noncontrolling Interests	19,598	51,850
The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at December 31, 2010 and 2009; liquidation value: $100,000 per share	58,089	58,089
Series C, issued and outstanding: 0 shares at December 31, 2010 and 154,000 shares at December 31, 2009; liquidation value: $1,000 per share	—	146,012
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 76,307,329 shares at December 31, 2010 and 68,666,263 shares at December 31, 2009	76,307	68,666
Additional paid-in capital	652,288	629,001
Accumulated deficit	(269,154)	(258,186)
Accumulated other comprehensive income	1,348	7,572
Total stockholders’ equity	518,878	651,154
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,152,901	$6,049,265

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$229,281	$232,017	$251,698
Taxable investment securities	6,123	6,566	14,089
Non-taxable investment securities	5,134	6,041	7,798
Mortgage-backed securities	8,086	13,487	5,951
Federal funds sold and other	1,313	1,203	3,860
Total interest and dividend income	249,937	259,314	283,396
Interest expense:
Deposits	36,770	58,872	81,596
Federal Home Loan Bank borrowings	20,125	25,324	27,584
Junior subordinated debentures and other long-term debt	10,028	12,324	18,158
Other short-term borrowings	2,289	3,309	5,830
Total interest expense	69,212	99,829	133,168
Net interest income	180,725	159,485	150,228
Provision for loan losses	87,178	44,959	196,643
Net interest income/(loss) after provision for loan losses	93,547	114,526	(46,415)
Fees and other income:
Investment management and trust fees	59,767	53,999	67,379
Wealth advisory fees	37,874	34,834	34,644
Other banking fee income	5,832	5,652	7,068
Gain on repurchase of debt	—	18,739	22,513
Gain on sale of investments, net	3,653	5,803	2,393
Gain on sale of loans, net	2,618	2,656	433
Gain/(loss) on sale of non-strategic loans portfolios, net	2,631	2,811	(4,310)
Gain/(loss) on OREO, net	(2,839)	(1,165)	—
Other	2,236	3,120	(671)
Total fees and other income	111,772	126,449	129,449
Operating expense:
Salaries and employee benefits	143,248	127,707	129,001
Occupancy and equipment	27,773	26,818	24,406
Professional services	19,495	19,841	18,564
Marketing and business development	7,312	6,462	7,606
Contract services and data processing	5,398	5,271	5,104
Warrant expense	—	—	2,233
Amortization of intangibles	5,264	8,289	8,070
Impairment of goodwill and intangibles	—	1,699	133,202
FDIC insurance	8,603	9,746	3,309
Other	19,762	17,125	15,492
Total operating expense	236,855	222,958	346,987
Income/(loss) before income taxes	(31,536)	18,017	(263,953)
Income tax expense/(benefit)	(19,451)	1,632	(70,737)
Net income/(loss) from continuing operations	(12,085)	16,385	(193,216)
Net income/(loss) from discontinued operations	3,729	(7,505)	(191,209)
Net income/(loss) before attribution to noncontrolling interests	(8,356)	8,880	(384,425)
Less: Net income/ (loss) attributable to noncontrolling interests	2,614	3,649	4,327
Net income/(loss) attributable to the Company	$(10,970)	$5,231	$(388,752)
(Continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Adjustments to net income/(loss) attributable to the Company to arrive at net income/(loss) attributable to common stockholders	(9,766)	(40,231)	(33,029)
Net income/(loss) attributable to common stockholders for earnings/(loss) per share calculation	$(20,736)	$(35,000)	$(421,781)
Basic and diluted earnings/(loss) per share attributable to the Company’s common stockholders:
From continuing operations:	$(0.34)	$(0.41)	$(4.85)
From discontinued operations:	$0.05	$(0.11)	$(4.02)
Total attributable to the Company’s common stockholders:	$(0.29)	$(0.52)	$(8.87)
Weighted average basic and diluted common shares outstanding	71,321,162	66,696,977	47,528,418

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2007	$37,470	$—	$411,838	$166,963	$3,101	$—	$619,372
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	(388,752)	—	—	(388,752)
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	6,131	—	6,131
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	2,453	—	2,453
Change in unrealized gain/ (loss) on other, net	—	—	—	—	(214)	—	(214)
Total comprehensive income/ (loss) attributable to the Company, net							(380,382)
Dividends paid to common stockholders: $0.22 per share	—	—	(635)	(8,180)	—	—	(8,815)
Dividends paid to preferred stockholders	—	—	(715)	(136)	—	—	(851)
Net proceeds from issuance of:
18,400,000 shares of common stock related to the public offering	18,400	—	86,480	—	—	—	104,880
1,068,649 shares of common stock	1,069	—	13,068	—	—	—	14,137
351 shares of convertible Series A Preferred stock	—	22,770	—	—	—	—	22,770
401 shares of convertible Series B Preferred stock	—	26,293	—	—	—	—	26,293
154,000 shares of cumulative non-convertible Series C Preferred stock	—	144,517	—	—	—	—	144,517
Conversion of 351 shares of Series A Preferred stock to 6,346,572 shares of common stock	6,347	(47,413)	41,066	—	—	—	—
Proceeds from issuance of Carlyle warrants	—	—	19,090	—	—	—	19,090
Proceeds from issuance of TARP warrants	—	—	9,328	—	—	—	9,328
Reclassification of increase in fair value of Carlyle warrants	—	—	2,233	—	—	—	2,233
Accretion of the Beneficial Conversion Feature:
Series A Preferred stock	—	24,643	—	(24,643)	—	—	—
Series B Preferred stock	—	7,410	—	(7,410)	—	—	—
Accretion of discount on Series C Preferred stock	—	125	—	(125)	—	—	—
Issuance of 327,348 shares through incentive stock grants	327	—	(327)	—	—	—	—
Amortization of incentive stock grants	—	—	3,316	—	—	—	3,316
Amortization of stock options and employee stock purchase plan	—	—	6,079	—	—	—	6,079
Westfield re-equitization awards	—	—	62,500	—	—	—	62,500
Stock options exercised	261	—	1,191	—	—	—	1,452
Other equity adjustments	—	—	391	(1,134)	—	3,500	2,757
Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676

(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	5,231	—	—	5,231
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(1,785)	—	(1,785)
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(1,283)	—	(1,283)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	(831)	—	(831)
Total comprehensive income/ (loss) attributable to the Company, net							1,332
Dividends paid to common stockholders: $0.04 per share	—	—	(2,688)	—	—	—	(2,688)
Dividends paid to preferred stockholders	—	—	(7,862)	—	—	—	(7,862)
Net proceeds from issuance of: 4,015,744 shares of common stock	4,016	—	7,378	—	—	—	11,394
Accretion of Beneficial Conversion Feature on Series B Preferred stock	—	24,428	(24,428)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	1,438	(1,438)	—	—	—	—
Issuance of 697,327 shares through incentive stock grants	697	—	(697)	—	—	—	—
Amortization of incentive stock grants	—	—	3,273	—	—	—	3,273
Amortization of stock options and employee stock purchase plan	—	—	3,670	—	—	—	3,670
Stock options exercised	79	—	262	—	—	—	341
Other equity adjustments	—	(110)	(3,372)	—	—	(3,500)	(6,982)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154

(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	(10,970)	—	—	(10,970)
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(3,207)	—	(3,207)
Change in unrealized gain/ (loss) on cash flow hedges, net	—	—	—	—	(3,021)	—	(3,021)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	4	—	4
Total comprehensive income/ (loss) attributable to the Company, net							(17,194)
Dividends paid to common stockholders: $0.04 per share	—	—	(2,900)	—	—	—	(2,900)
Dividends paid to preferred stockholders	—	—	(3,099)	—	—	—	(3,099)
Net proceeds from issuance of:
692,569 shares of common stock	693	—	3,684	—	—	—	4,377
4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,021	—	—	—	26,736
1,084,450 shares of common stock in June 2010 private placement	1,084	—	5,183	—	—	—	6,267
Repurchase of 154,000 shares of Series C Preferred stock	—	(154,000)	—	—	—	—	(154,000)
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—	—
Issuance of 1,050,922 shares through incentive stock grants	1,051	—	(1,051)	—	—	—	—
Amortization of incentive stock grants	—	—	3,840	—	—	—	3,840
Amortization of stock options and employee stock purchase plan	—	—	1,688	—	—	—	1,688
Stock options exercised	98	—	376	—	—	—	474
Tax deficiency from certain stock compensation awards	—	—	(1,613)	—	—	—	(1,613)
Other equity adjustments	—	—	3,146	2	—	—	3,148
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$—	$518,878

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$(10,970)	$5,231	$(388,752)
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	2,614	3,649	4,327
Net pretax (gain)/loss from operating activities of discontinued operations	(6,665)	(1,574)	189,541
Net pretax gain on sale of discontinued operations	—	(3,082)	—
Tax expense from discontinued operations	2,936	12,161	1,668
Net income/(loss) from continuing operations	(12,085)	16,385	(193,216)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,595	17,904	10,288
Net income attributable to noncontrolling interests	(2,614)	(3,649)	(4,327)
Equity issued as compensation	5,528	6,943	9,395
Reclassification of increase in fair value of warrants	—	—	2,233
Impairment of goodwill and intangibles	—	1,699	133,202
Provision for loan losses	87,178	44,959	196,643
Loans originated for sale	(210,447)	(288,880)	(118,903)
Proceeds from sale of loans held for sale	214,523	290,903	104,176
Gain on repurchase of debt	—	(18,739)	(22,513)
Decrease/(increase) in income tax receivable and deferred	(32,374)	60,159	(73,425)
Net decrease/(increase) in other operating activities	4,858	6,077	(1,415)
Net cash provided by/(used in) operating activities of continuing operations	72,162	133,761	42,138
Net cash provided by/(used in) operating activities of discontinued operations	3,729	111,507	(121,877)
Net cash provided by/(used in) operating activities	75,891	245,268	(79,739)
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(785,644)	(741,073)	(3,182,664)
Sales	434,919	304,822	106,112
Maturities, redemptions, and principal payments	435,792	345,766	2,917,449
Investment securities held to maturity:
Purchases	(7,279)	(8,027)	(11,533)
Maturities, sales, and principal payments	9,268	8,026	9,533
(Investments)/distributions in trusts, net	(547)	(1,092)	995
(Purchase)/ redemption of Federal Home Loan Banks stock	1,644	—	(17,141)
Net increase in portfolio loans	(268,611)	(240,165)	(410,303)
Proceeds from sale of OREO	21,235	24,979	1,013
Proceeds from sale of portfolio loans	18,434	—	—
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	4,323	21,367	58,357
Capital expenditures, net of sale proceeds	(4,406)	(5,587)	(5,106)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	(31,525)	(2,744)	(4,017)
Cash received from sale of discontinued operations, net of cash divested	—	79,103	—
Net cash provided by/(used in) investing activities—continuing operations	(172,397)	(214,625)	(537,305)
Net cash provided by/(used in) investing activities—discontinued operations	—	39,626	2,219
Net cash provided by/(used in) investing activities	(172,397)	(174,999)	(535,086)

(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	231,507	506,307	198,413
Net (decrease)/increase in securities sold under agreements to repurchase and other	15,221	(50,464)	25,501
Net (decrease)/increase in federal funds purchased	—	—	(6,000)
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	10,000	(134,300)	109,300
Advances of long-term Federal Home Loan Bank borrowings	177,040	30,777	223,527
Repayments of long-term Federal Home Loan Bank borrowings	(166,370)	(86,937)	(61,327)
Repurchase of debt	—	(76,939)	(210,941)
Net proceeds from issuance/ (paid for repurchase) of Series C Preferred stock	(154,000)	—	144,517
Proceeds from issuance of Series A and B Preferred stock, net	—	—	49,063
Proceeds from issuance of warrants, net	—	—	28,418
Dividends paid to common stockholders	(2,900)	(2,688)	(8,815)
Dividends paid to preferred stockholders	(3,099)	(7,862)	(851)
Tax effect of stock options exercised	(1,613)	—	—
Proceeds from stock option exercises	474	341	1,452
Proceeds from issuance of common stock, net	34,077	769	106,431
Other equity adjustments	3,148	(6,982)	2,757
Net cash provided by/(used in) financing activities—continuing operations	143,485	172,022	601,445
Net cash provided by/(used in) financing activities—discontinued operations	—	(76,106)	139,199
Net cash provided by/(used in) financing activities	143,485	95,916	740,644
Net increase/(decrease) in cash and cash equivalents	46,979	166,185	125,819
Cash and cash equivalents at beginning of year	447,460	281,275	155,456
Cash and cash equivalents at end of year	$494,439	$447,460	$281,275
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$72,998	$102,126	$132,661
Cash paid for income taxes, net of (refunds received)	11,621	(76,089)	27,633
Change in unrealized gain/(loss) on securities available for sale, net of tax	(3,207)	(1,785)	6,131
Change in unrealized gain/(loss) on cash flow hedges, net of tax	(3,021)	(1,283)	2,453
Change in unrealized gain/(loss) on other, net of tax	4	(831)	(214)
Non-cash transactions:
Loans transferred into other real estate owned from held for sale or portfolio	19,863	28,418	13,365
Loans transferred into/(out of) held for sale from/(to) portfolio	18,360	(1,744)	93,635
Equity issued for acquisitions, including deferred acquisition obligations	3,303	10,625	12,586

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company with three reportable segments, Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has four consolidated affiliate partners, including Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (“Charter”) (together, the “Banks”). The Investment Management segment has two consolidated affiliate partners, including Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”), and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has three consolidated affiliate partners, including KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. (“Coldstream Holdings”) of approximately 45%, which it sold in January 2011.
Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “Income attributable to noncontrolling interests” in the consolidated statements of operations. Redeemable noncontrolling interests in the consolidated balance sheets reflects the maximum redemption value of agreements with other owners. All accounts related to divested affiliates are included within the results of discontinued operations for all periods presented.
The Company applies the equity method of accounting to investments in which the Company or its subsidiaries do not hold a majority interest. The Company includes its proportionate share of earnings of equity method investments within other income in the consolidated statements of operations. Equity method investments, which include the minority interests in Coldstream Holdings, affordable housing partnerships, and other partnership holdings, were $8.9 million at December 31, 2010 and 2009, and were included in other assets in the consolidated balance sheets.
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior year consolidated financial statements are made whenever necessary to conform to the current year's presentation.
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
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $19.5 billion and $17.7 billion at December 31, 2010 and 2009 respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The current economic environment has increased the degree of uncertainty inherent in the value of the collateral for commercial real estate and construction and land loans. These loans are considered to be more risky due to the nature of the collateral. The Banks have approximately $1.7 billion of commercial real estate loans outstanding at December 31, 2010, which represents 38% of total loans. The Banks have approximately $150.7 million of construction and land loans outstanding at December 31, 2010, which represents 3% of total loans.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
Each Bank is required to maintain average reserve balances in an account with the Federal Reserve Bank based upon a percentage of certain deposits. As of December 31, 2010, the daily amount required to be held in the aggregate for banking affiliates was $19.0 million.
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
The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at December 31, 2010 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2010, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.
Loans Held for Sale
Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans transferred to the held for sale category are transferred at the lower of cost or fair value, as determined at the individual loan level, with charges made to the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses, it categorizes the loans by portfolio segment based on the similarities in risk characteristics for the loans. These portfolio segments are:

•	Commercial and industrial loans

•	Commercial real estate loans

•	Construction and land loans

•	Residential mortgage loans

•	Home equity loans

•	Consumer loans
As a further disaggregation of certain portfolio segments, the Company analyzes problem loans based on class of financing receivable. The Company disaggregates commercial and industrial loans and consumer loans into secured loans and unsecured loans. Therefore, the Company's classes of financing receivables are:

•	Commercial and industrial loans - secured

•	Commercial and industrial loans - unsecured

•	Commercial real estate loans

•	Construction and land loans

•	Residential mortgage loans

•	Home equity loans

•	Consumer loans - secured

•	Consumer loans - unsecured
The past due status of a loan is determined in accordance with its contractual repayment terms. All portfolio segments are reported past due when one scheduled payment is due and unpaid for 30 days or more.
The Banks' general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a commercial related loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are usually commercial loans, which includes construction and land loans, for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, and all loans restructured in a troubled debt restructuring. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as non-accrual. Generally interest received on non-accrual loans is applied against principal or, on a limited basis, reported as interest income on a cash basis, when according to management's judgment, the collectability of principal is reasonably assured. The Banks' general policy for returning a loan to accrual status requires the loan to be brought current, for the customer to show a history of making timely payments (generally six months), and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to the collectability of the loan.
The Banks loan commitments are generally short term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Banks have estimated the fair value of the commitments to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Quality Indicators
The Banks use a risk rating system to monitor the credit quality of their loan portfolios. A summary of the rating system used by the Banks follows:
Acceptable or Pass All loans graded as acceptable or pass are considered acceptable credit quality by the Banks and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Banks classify loans as Acceptable or Pass unless there is known information such as delinquency or customer requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special Mention Loans rated in this category are defined as having potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank's credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrowers financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy.
Substandard Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or non-accruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are always on non accrual and are generally classified as impaired.
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
Restructured Loans
When the Banks, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to a borrower that it would not otherwise consider, the loan is classified as a restructured loan pursuant to ASC 470, Debt (formerly Statement of Financial Accounting Standards ("FAS") 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings "FAS 15"). The concession either stems from an agreement between the creditor and the bank or is imposed by law or a court. The concessions may include:

•	Deferral of principal and/or interest payments

•	Lower interest rate as compared to a new loan with comparable risk and terms

•	Extension of the maturity date

•	Reduction in the principal balance owed

•	Reduction of accrued interest
All loans whose terms have been modified in a troubled debt restructuring, including both commercial, residential, and consumer, are evaluated for impairment under ASC 310, Receivables (formerly FAS 114, Accounting by Creditors for Impairment of a Loan) (“ASC 310”).
Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered when assessing whether the borrower can meet the new terms and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.
A loan may be removed from a restructured classification after the next calendar year end, if the restructured terms include a market interest rate given the credit attributes of the loan.
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet date. Management estimates the level of the allowance based on all relevant information available. The allowance is established through the provision for loan losses, which is a direct charge to earnings. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance when received in cash.
The Company's allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; ASC 310; and ASC 450, Contingencies (Formerly FAS 5, Accounting for Contingencies).
The allowance consists of three primary components: General Reserves on acceptable or pass graded loans, Allocated Reserves on Special Mention loans and non-impaired Substandard loans, and the Allocated Reserves on Impaired loans. The allowance involves a high degree of management judgment and estimates, and results in an adequate allowance which is reflective of the inherent risk of loss in the loan portfolio at the measurement date.
General Reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Banks' actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank's actual historical net charge-off rates. The numerical factors assigned are based upon observable data, if applicable, as well as management's analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, non-accrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management's experience, as well as loan underwriting and loan review policy and procedures, and

•	Economic and business conditions impacting the Bank's loan portfolios, as well as consideration of collateral values and external factors
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
Allocated Reserves on non-impaired special mention and substandard loans reflect management's assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management's consideration of the credit attributes of individual loans within each pool of loans, including consideration, of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, as well as the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special-mention loans versus substandard loans).
A loan (usually a larger commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 months or sooner if a loan continues to be impaired. Appraised values are generally discounted for factors such as the bank's intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the bank believes that collateral values have declined since the date the appraisal was done. The Banks may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Banks may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (customer balance less any prior charge-offs or customer interest payments applied to principal) and the net realizable value is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan's effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired Loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the net realizable value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (General Reserve, Allocated Reserves on non-impaired special-mention and substandard loans, and the Allocated Reserves on impaired loans), generally the Company's affiliate Banks also maintain an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely to a great extent on the judgment and experience of management. While management evaluates currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution's allowance for loan losses as well as loan grades/classifications. Such agencies may require the financial institution to recognize additions to the allowance or increases to adversely graded classified loans based on their judgments about information available to them at the time of their examination.
Other Real Estate Owned (“OREO”)
OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Any subsequent write-downs to reflect declines in current fair value, as well as gains or losses on disposition are reported in gain/(loss) on OREO, net in the consolidated statements of operations. Expenses incurred for holding or maintaining OREO properties such as real estate taxes, utilities, and insurance are treated as period costs and charged to other operating expenses in the consolidated statements of operations. Rental income earned, although generally minimal, is offset against other operating expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the expected life of the agreement, generally seven years.
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
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
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the banking reporting unit’s applicable metrics.
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, EBITDA and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Issuance Costs
Debt issuance costs related to the issuance of long-term debt are recorded as an asset. The costs associated with the debt are amortized using the effective yield method over the life of the securities. The Company had approximately $2.0 million and $2.1 million in debt issuance costs at December 31, 2010 and 2009, respectively.
Stock-Based Incentive Plans
At December 31, 2010, the Company has four stock-based incentive compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire an interest in the Company. Under ASC 718, Compensation—Stock Compensation (formerly FAS 123R, Share-Based Payment, Revised 2004) (“ASC 718”) the Company applies the fair value recognition provisions using the modified retrospective application method. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Employee Benefits” for more information on stock based compensation.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	A strong earnings history prior to 2008.

▪
While for the three years ended December 31, 2010 there has been a cumulative loss, it was caused by the 2008 and 2010 losses, which were partly composed of losses attributable to discontinued operations, as well as other losses related to the impairment of goodwill and intangible assets. The 2008 loss from continuing operations included the following items: goodwill and intangible impairment charges of $133.2 million and losses on the sale of the non-strategic loans portfolio in Southern California of $160.6 million. These losses are not expected to recur. The 2010 loss from continuing operations was primarily the result of the increased provision for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available loss carryforward period.

▪	No loss of significant customers.

▪
Certain tax planning strategies are available, such as reducing investments in tax exempt securities. The amount of support for the deferred tax asset from tax planning strategies can be limited based upon the Company's market capitalization in excess of its book value.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years. The Company carried back its entire 2008 tax loss and obtained a federal tax refund.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income. The net deferred tax asset at December 31, 2010 and 2009 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2010 and 2009.

Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net (loss)/ income attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”). Additionally, interest expense (net of tax) related to the convertible trust preferred securities, warrant expense, and dividends and accretion related to the preferred stock are added back to net income attributable to common stockholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

	2010	2009	2008
	(In thousands, except share and per share data)
Net income/(loss) from continuing operations	$(12,085)	$16,385	$(193,216)
Less: Net income attributable to noncontrolling interests	2,614	3,649	4,327
Net income/(loss) from continuing operations attributable to the Company	(14,699)	12,736	(197,543)
Decrease/(increase) in noncontrolling interests' redemption values (1)	1,321	(6,503)	—
Accretion of Beneficial Conversion Feature on Series A and B Preferred stock (2)	—	(24,428)	(32,053)
Accretion of discount on Series C Preferred stock (3)	(7,988)	(1,438)	(125)
Dividends on preferred securities	(3,099)	(7,862)	(851)
Total adjustments to income attributable to common stockholders	(9,766)	(40,231)	(33,029)
Income/(loss) from continuing operations attributable to common stockholders	(24,465)	(27,495)	(230,572)
Net income/(loss) from discontinued operations	3,729	(7,505)	(191,209)
Net income/(loss) attributable to common stockholders	$(20,736)	$(35,000)	$(421,781)
Weighted average basic and diluted common shares outstanding (4)	71,321,162	66,696,977	47,528,418
Per share data:
Basic and diluted earnings/ (loss) per share from:
Continuing operations	$(0.34)	$(0.41)	$(4.85)
Discontinued operations	$0.05	$(0.11)	$(4.02)
Total attributable to the Company's common stockholders	$(0.29)	$(0.52)	$(8.87)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption values from period to period reduces income attributable to common stockholders. Decreases in redemption value from period to period increase income attributable to common stockholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” for description of the preferred stock issued during 2008 that gave rise to the beneficial conversion feature. The beneficial conversion feature was accounted for similar to a preferred stock dividend and reduced income attributable to common shareholders. The beneficial conversion feature on the Series A Preferred stock was fully accreted as of September 30, 2008. The beneficial conversion feature on the Series B Preferred stock was fully accreted as of December 31, 2009.

(3)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similar to a preferred stock dividend and reduced income attributable to common stockholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(4)
The diluted EPS computations for the years ended December 31, 2010, 2009 and 2008 do not assume: conversion of the convertible trust preferred securities or the Series B Preferred stock, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants issued to an affiliate of The Carlyle Group ("Carlyle"), because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation for the three years ended December 31 are as follows:

	2010	2009	2008
	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,860	3,086	3,208
Exercise or contingent issuance of options or other dilutive securities (b)	1,338	888	1,631
Conversion of the Series A and B Preferred stock (c)	7,261	7,261	4,178
Total potential common shares (d)	10,459	11,235	9,017
(a)     If the effect of the conversion of the convertible trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $1.7 million, $2.8 million, and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, would have been added back to net income/ (loss) attributable to common stockholders for diluted EPS computations for the periods presented.
(b)    Stock options and unvested restricted stock outstanding at period end whose respective exercise prices and grant prices were greater than the average market price of the common shares during the reported periods were not included in the computation of diluted EPS or in the above anti-dilution table. Shares excluded from the diluted EPS computation amounted to 4.2 million, 5.3 million, and 5.4 million shares for the years ended December 31, 2010, 2009 and 2008, respectively.
(c)    If the effect of the conversion of the Series B Preferred stock would have been dilutive, preferred dividends related to the Series B Preferred stock of $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, would have been added back to net income/ (loss) attributable to common stockholders for diluted EPS computations for the periods presented.
(d)    Warrants to purchase approximately 2.9 million shares of common stock (the "TARP warrant") were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computations of diluted EPS, or in the table above, because the warrants' exercise price was greater than the average market price of the common shares for each of the reported years. Additionally, warrants to purchase approximately 5.4 million shares of common stock were outstanding at December 31, 2009 and 2008, respectively but were not included in the computation of diluted EPS, or in the table above, because the warrants’ exercise price was greater than the average market price of the common shares for each of the reported years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company now needs to, and we have in the accompanying financial statements, disaggregated new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses and the related recorded investment in such loans. Additional disclosure is also required regarding information about troubled debt restructurings and significant purchases and sales of loans during the reporting period by class. Effective as of December 15, 2010, the ASU 2010-20 updates do not have a material impact on the Company’s financial position or results of operations. The requirements of this ASU have been included in the footnotes to the financial statements.
In June, 2009, the FASB issued updates to ASC 860, Transfers and Servicing (“ASC 860 updates”). Among other things, the ASC 860 updates amend ASC 860 to remove the concept of a qualifying special purpose entity (“QSPE”) from the prior statement and remove the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to QSPEs. Effective as of January 1, 2010, the ASC 860 updates do not have a material impact on the Company’s consolidated financial position or results of operations.
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
Divestitures
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). Both Westfield and BPVI were previously included in the Investment Management segment, RINET and Sand Hill were previously included in the Wealth Advisory segment, and Gibraltar was previously included in the Private Banking segment. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the goodwill and intangibles, if any, of Westfield, Gibraltar, RINET, Sand Hill, and BPVI were tested for impairment upon divestiture. As a result of these divestitures, the results of operations and the gain/(loss) on sale related to each are now included in “Net loss from discontinued operations” in the consolidated statements of operations for current and prior years.
On December 14, 2009, the Company divested its interest in Westfield, rather than in 2014 as provided for at the time of the Company's re-equitization of Westfield on June 30, 2008. Westfield's expansion of its institutional money management business diverged from the Company's core strategy of providing wealth management services to high net worth individuals, their families and their businesses. There was no loss upon re-measurement of the investment in Westfield to its fair value. While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield's revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company has deferred any gains related to these payments until determinable.
On September 17, 2009, the Company divested its interest in Gibraltar. The sale of Gibraltar allowed the Company to exit the South Florida market which continued to experience economic stress with a long-term projected recovery. The Company recorded a $16.3 million pretax intangible impairment charge upon re-measurement of Gibraltar to its fair value. The Company will have no future influence on Gibraltar and will not receive any future operating cash flows from Gibraltar.
On September 16, 2009, the Company divested its interest in RINET. The sale of RINET provided an opportunity for the Company to reallocate resources toward the growth of its other affiliates. There was no loss upon re-measurement of the investment in RINET to its fair value. The Company will have no future influence on RINET and has deferred any potential future gains from contingent payments, if any, until determinable.
On June 29, 2009, the Company divested its interest in Sand Hill. As Sand Hill's business evolved, it created overlap with other affiliates in the Northern California market. There was no loss upon re-measurement of the investment in Sand Hill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to its fair value. The Company will have no future influence on Sand Hill and has deferred potential future gains from contingent payments, if any, until determinable.
On April 1, 2009, the Company divested its interest in BPVI. Based on both size and overlap with other affiliates in the New England market, BPVI no longer fit with the Company's long-term strategy for growth. The Company recorded a $2.1 million pretax intangible impairment charge upon re-measurement of BPVI to its fair value. The Company will have no future influence on BPVI and has deferred potential future gains from contingent payments, if any, until determinable.
The following table includes summary income statement information, reflected as discontinued operations, for the period in which the entities were divested:

	Westfield	Gibraltar	RINET	Sand Hill	BPVI	Total
	(In thousands)
2009
Revenues (1)	$59,289	$38,572	$5,471	$2,414	$909	$106,655
Pretax (loss)/ income from operations	$18,167	$(16,039)	$313	$(735)	$(132)	$1,574
Pretax gain/(loss) on sale (2)	47,967	(44,300)	1909	(172)	(2,322)	3,082
Income tax expense/(benefit)	28,525	(17,469)	1,657	(5)	(547)	12,161
Net (loss)/income from discontinued operations	$37,609	$(42,870)	$565	$(902)	$(1,907)	$(7,505)
___________________

(1)	Revenues include net interest income, fees and other income.

(2)	Includes pretax intangible and goodwill impairment charges, if any, resulting from the remeasurement of the affiliates’ fair value at the time of divestiture.
Acquisitions
In January 2010, the Company increased its investment in KLS to 100% from 81%. The acquisition of the remaining 19% interest of KLS was made pursuant to the Amended and Restated Limited Liability Agreement (“Agreement”) between the Company and the minority shareholders of KLS dated December 31, 2004. The consideration paid by the Company was approximately $29.7 million which was determined based upon the terms in the original Agreement. The acquisition of the remaining interest eliminated their noncontrolling interests' share of the income.
On February 1, 2008, the Company acquired a 70.1% interest in DTC which was accounted for under the purchase method of accounting. The results of operations prior to the date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, investment advisory contracts, non-compete agreements, and other purchase accounting adjustments, as applicable, were recorded upon the completion of the acquisition. DTC is a wealth management company chartered as a trust company by the Commonwealth of Pennsylvania and located in the “Main Line” area of Philadelphia. At the closing of the transaction, the Company paid approximately $3.3 million in cash, which represents approximately 50% of the total estimated consideration at closing. The remaining consideration for the transaction was payable over three years, through the end of 2010, contingent upon DTC’s financial performance. These earn-out payments were paid 100% in cash. Goodwill of approximately $0.5 million was recorded as part of the purchase price. In addition, the contingent payments for the DTC transaction were considered additional costs of the acquisition and have been recorded as goodwill at the time of the payments. The acquisition of DTC provides the Company the opportunity to further expand its business and establishes the Company's footprint in the growing Philadelphia market.

3.	COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a year except those resulting from investments by stockholders and distributions to stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's comprehensive income/(loss) and related tax effect for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2010
Unrealized gain/ (loss) on securities available for sale	$(1,506)	$(494)	$(1,012)
Less: Adjustment for realized gains, net	3,649	1,454	2,195
Net unrealized gain/ (loss) on securities available for sale	(5,155)	(1,948)	(3,207)
Unrealized gain/ (loss) on cash flow hedges	(4,307)	(2,550)	(1,757)
Add: scheduled reclass and other	(2,254)	(990)	(1,264)
Net unrealized gain/ (loss) on cash flow hedges	(6,561)	(3,540)	(3,021)
Unrealized gain/ (loss) on other	(469)	(189)	(280)
Less: adjustment for realized expenses	(476)	(192)	(284)
Net unrealized gain/ (loss) on other	7	3	4
Other comprehensive gain/ (loss)	(11,709)	(5,485)	(6,224)
Net income/ (loss) attributable to the Company (1)	(30,421)	(19,451)	(10,970)
Total comprehensive income/ (loss)	$(42,130)	$(24,936)	$(17,194)
2009
Unrealized gain/ (loss) on securities available for sale	$2,802	$1,074	$1,728
Less: Adjustment for realized gains, net	5,803	2,290	3,513
Net unrealized gain/ (loss) on securities available for sale	(3,001)	(1,216)	(1,785)
Unrealized gain/ (loss) on cash flow hedges	(2,614)	(929)	(1,685)
Add: scheduled reclass and other	674	272	402
Net unrealized gain/ (loss) on cash flow hedges	(1,940)	(657)	(1,283)
Unrealized gain/ (loss) on other	(1,763)	(932)	(831)
Other comprehensive gain/ (loss)	(6,704)	(2,805)	(3,899)
Net income/ (loss) attributable to the Company (1)	6,863	1,632	5,231
Total comprehensive income/ (loss)	$159	$(1,173)	$1,332
2008
Unrealized gain/ (loss) on securities available for sale	$12,531	$4,932	$7,599
Less: Adjustment for realized gains, net	2,393	851	1,542
Adjustment for realized losses of discontinued operations	(121)	(47)	(74)
Net unrealized gain/ (loss) on securities available for sale	10,259	4,128	6,131
Unrealized gain/ (loss) on cash flow hedges	3,839	1,512	2,327
Add: scheduled reclass and other	215	89	126
Net unrealized gain/ (loss) on cash flow hedges	4,054	1,601	2,453
Unrealized gain/ (loss) on other	(349)	(135)	(214)
Other comprehensive gain/ (loss)	13,964	5,594	8,370
Net income/ (loss) attributable to the Company (1)	(459,489)	(70,737)	(388,752)
Total comprehensive income/ (loss)	$(445,525)	$(65,143)	$(380,382)
___________________

(1)
Pre-tax net income/(loss) attributable to the Company is calculated as income/ (loss) before income taxes, plus net income/ (loss) from discontinued operations, less net income/ (loss) attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the components of the Company's accumulated other comprehensive income/ (loss) as of December 31:

	2010	2009	2008
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$3,647	$6,854	$8,639
Unrealized gain/ (loss) on cash flow hedges, net of tax	(1,371)	1,650	2,933
Unrealized gain/ (loss) on other, net of tax	(928)	(932)	(101)
Accumulated other comprehensive income/ (loss)	$1,348	$7,572	$11,471

4.	REPORTABLE SEGMENTS
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
Wealth Advisory
The Wealth Advisory segment has three consolidated affiliate partners, including KLS, BOS, and DTC. KLS and BOS are registered investment advisers, and all three are wealth management firms. The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational giving planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, Northern California, and Pennsylvania.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies”. Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company's Segment CEOs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Reportable Segment Items

	For the year ended December 31,
	Net interest income			Non-interest income			Total revenues
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In thousands)
Total Banks	$190,104	$169,802	$163,767	$36,084	$38,521	$29,079	$226,188	$208,323	$192,846
Total Investment Managers	144	177	394	36,976	33,192	45,096	37,120	33,369	45,490
Total Wealth Advisors	(11)	70	192	37,876	34,810	34,624	37,865	34,880	34,816
Total Segments	190,237	170,049	164,353	110,936	106,523	108,799	301,173	276,572	273,152
Holding Company and Eliminations	(9,512)	(10,564)	(14,125)	836	19,926	20,650	(8,676)	9,362	6,525
Total Company	$180,725	$159,485	$150,228	$111,772	$126,449	$129,449	$292,497	$285,934	$279,677

	For the year ended December 31,
	Non-interest expense			Income tax expense/(benefit)			Net income/(loss) from continuing operations (1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In thousands)
Total Banks	$149,996	$144,713	$216,640	$(10,219)	$4,746	$(53,708)	$(767)	$13,905	$(166,729)
Total Investment Managers	29,720	28,221	72,685	2,682	2,236	(10,958)	4,718	2,912	(16,237)
Total Wealth Advisors	29,899	25,855	24,337	2,982	3,573	3,330	4,984	5,452	7,149
Total Segments	209,615	198,789	313,662	(4,555)	10,555	(61,336)	8,935	22,269	(175,817)
Holding Company and Eliminations	27,240	24,169	33,325	(14,896)	(8,923)	(9,401)	(21,020)	(5,884)	(17,399)
Total Company	$236,855	$222,958	$346,987	$(19,451)	$1,632	$(70,737)	$(12,085)	$16,385	$(193,216)

	For the year ended December 31,
	Net income from continuing operations attributable to noncontrolling interests			Net income/(loss) attributable to the Company (2)			Amortization of intangibles
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In thousands)
Total Banks	$—	$—	$—	$(767)	$13,905	$(166,729)	$286	$2,724	$1,288
Total Investment Managers	1,383	997	1,393	3,335	1,915	(17,630)	3,477	3,955	5,041
Total Wealth Advisors	1,231	2,652	2,934	3,753	2,800	4,215	1,395	1,502	1,589
Total Segments	2,614	3,649	4,327	6,321	18,620	(180,144)	5,158	8,181	7,918
Holding Company and Eliminations	—	—	—	(17,291)	(13,389)	(208,608)	106	108	152
Total Company	$2,614	$3,649	$4,327	$(10,970)	$5,231	$(388,752)	$5,264	$8,289	$8,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	Assets (3)			AUM
	2010	2009	2008	2010	2009	2008
	(In thousands)			(In millions)
Total Banks	$5,948,100	$5,669,645	$5,399,691	$3,592	$3,479	$3,253
Total Investment Managers	114,614	112,497	115,693	8,140	7,048	6,381
Total Wealth Advisors	76,774	72,062	78,707	7,836	7,161	6,235
Total Segments	6,139,488	5,854,204	5,594,091	19,568	17,688	15,869
Holding Company and Eliminations	13,413	195,061	1,688,744	(19)	(18)	(16)
Total Company	$6,152,901	$6,049,265	$7,282,835	$19,549	$17,670	$15,853
___________________

(1)
Net income/(loss) from continuing operations for the years ended December 31, 2009 and 2008 were reduced by $1.2 million and $115.3 million, respectively, for the impairment of goodwill and intangible assets, net of tax. These decreases were offset by gains on repurchase of debt for the years ended December 31, 2009 and 2008. The Company's effective tax rates for 2010, 2009, and 2008 are not consistent due to the non-deductibility of a significant amount of goodwill impairment charges that were recorded in 2008 as well as the increases in the proportional amount of tax-exempt income as compared to lower earnings in 2010 and 2008. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 17: Income Taxes” for further details.

(2)
Net income/ (loss) from discontinued operations for the years ended December 31, 2010, 2009, and 2008 of $3.7 million, ($7.5) million, and ($191.2) million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(3)	At December 31, 2008, Holding Company and Eliminations assets include assets attributable to discontinued operations of $1.6 billion.

5.	INVESTMENT SECURITIES
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$81,444	$22	$(64)	$81,402
Government-sponsored entities	263,460	1,278	(1,139)	263,599
Corporate bonds	18,881	39	(104)	18,816
Municipal bonds	192,139	2,934	(1,025)	194,048
Mortgage backed securities (1)	230,352	5,334	(1,429)	234,257
Other	3,195	151	(30)	3,316
Total	$789,471	$9,758	$(3,791)	$795,438
Held to maturity securities at amortized cost:
U.S. government and agencies	$586	$—	$—	$586
Government-sponsored entities	1,429	5	(23)	1,411
Other	500	—	—	500
Total	$2,515	$5	$(23)	$2,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2009:
Available for sale securities at fair value:
U.S. government and agencies (2)	$184,719	$3	$—	$184,722
Government-sponsored entities	187,557	1,400	(563)	188,394
Corporate bonds	15,961	—	(18)	15,943
Municipal bonds	179,008	5,680	(144)	184,544
Mortgage backed securities (1)	306,761	5,909	(1,159)	311,511
Other	2,904	65	(51)	2,918
Total	$876,910	$13,057	$(1,935)	$888,032
Held to maturity securities at amortized cost:
U.S. government and agencies	$4,001	$10	$—	$4,011
Other	500	—	—	500
Total	$4,501	$10	$—	$4,511
___________________

(1)	Most mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.

(2)	Includes money market mutual fund that invests in U.S. government securities.
The weighted average yield is calculated based on average amortized cost which does not include the effect of unrealized changes in fair value that are reflected as a component of stockholders’ equity. The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2010:

	U.S. government and agencies (1)			Government sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$61,986	$61,984	0.11%	$28,037	$28,317	3.09%
After one, but within five years	12,023	12,030	0.75%	222,536	222,552	1.55%
After five, but within ten years	7,435	7,388	2.64%	12,887	12,730	1.98%
Greater than ten years	—	—	—%	—	—	—
Total	$81,444	$81,402	0.44%	$263,460	$263,599	1.73%

	Corporate bonds (1)			Municipal bonds (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield (3)
	(In thousands)
Within one year	$4,987	$4,969	1.65%	$18,973	$19,108	3.85%
After one, but within five years	13,894	13,847	3.94%	127,160	128,993	3.41%
After five, but within ten years	—	—	—%	34,934	35,109	4.27%
Greater than ten years	—	—	—%	11,072	10,838	5.75%
Total	$18,881	$18,816	3.34%	$192,139	$194,048	3.74%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Mortgage backed securities (2)			Other
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$1,594	$1,643	5.23%	$445	$539	—%
After one, but within five years	7,067	7,374	3.37%	2,500	2,527	3.34%
After five, but within ten years	33,393	33,580	3.05%	250	250	2.00%
Greater than ten years	188,298	191,660	3.46%	—	—	—%
Total	$230,352	$234,257	3.41%	$3,195	$3,316	2.77%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage backed securities are shown based on their final (contractual) maturity, but, due to prepayments and amortization, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (FTE) basis.
The maturities of securities held to maturity classified as U.S. government and agencies, based on contractual maturity, at December 31, 2010, were within one year, with a weighted average yield of 0.06%. The maturities of securities held to maturity classified as other, based on contractual maturity, at December 31, 2010, were after one but within five years, with a weighted average yield of 1.15%. The following table sets forth the maturities of securities held to maturity classified as government sponsored entities, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2010:

	Government sponsored entities
	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$251	$250	1.25%
After one, but within five years	454	456	2.27%
After five, but within ten years	724	705	2.11%
Total	$1,429	$1,411	2.01%
The weighted average remaining maturity at December 31, 2010 was 6.90 years for investment securities available for sale and 3.76 years for investment securities held to maturity. As of December 31, 2010, approximately $254.8 million of investment securities available for sale were callable before maturity.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following years:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Proceeds from sales	$434,919	$304,822	$106,112
Realized gains	3,867	5,962	2,601
Realized losses	(218)	(159)	(208)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities held to maturity that were sold during the year ended December 31, 2010:

Year ended December 31, 2010
(In thousands)
Proceeds from sales	$507
Realized gains	5
Realized losses	(1)
During the fourth quarter of 2010, two debt securities from a non-bank affiliate's held to maturity portfolio, with an amortized cost of $0.5 million, were sold for a nominal gain, as disclosed in the table above. The sales were related to the non-bank affiliate's portfolio management program activities. As a result of the sales from the held to maturity portfolio, the Company has tainted this portfolio. Although immaterial to the Company's financial position, the Company intends to reclassify the remaining held to maturity investments to available for sale as of January 1, 2011, and will not use the held to maturity classification for a period of two years.
The following tables set forth information regarding securities at December 31, 2010 and 2009 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired. There were no investment securities held to maturity in an unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
December 31, 2010
Available for sale securities
U.S. government and agencies	$68,057	$(64)	$—	$—	$68,057	$(64)	9
Government-sponsored entities	119,175	(1,139)	—	—	119,175	(1,139)	26
Corporate bonds	13,647	(104)	—	—	13,647	(104)	3
Municipal bonds	59,785	(1,025)	—	—	59,785	(1,025)	48
Mortgage backed securities	86,721	(1,429)	—	—	86,721	(1,429)	33
Other	12	(1)	94	(29)	106	(30)	18
Total	$347,397	$(3,762)	$94	$(29)	$347,491	$(3,791)	137

Held to maturity securities
Government-sponsored entities	$977	$(23)	$—	$—	$977	$(23)	5
All of the U.S. government and agencies, government-sponsored entities, and mortgage backed securities in the table above had a Moody's credit rating of Aaa or Standard and Poor's rating of AAA. All but four of the municipal bonds in the table above were rated by Moody's with credit ratings of at least Aa3, or Standard and Poors with credit ratings of at least AA+. Two municipal bonds were rated by Moody's and had credit ratings of A1, and two municipal bonds were not rated. The three corporate bonds in the table above had respective ratings of A2 from Moody's, Baa2 from Moody's, and BBB from Standard and Poor's, respectively. The other securities consisted of equity securities. At December 31, 2010, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
December 31, 2009
Available for sale securities
Government-sponsored entities	$77,769	$(563)	$—	$—	$77,769	$(563)	14
Corporate bonds	15,943	(18)	—	—	15,943	(18)	4
Municipal bonds	15,206	(144)	—	—	15,206	(144)	22
Mortgage backed securities	89,089	(1,128)	2,877	(31)	91,966	(1,159)	36
Other	—	—	142	(51)	142	(51)	26
Total	$198,007	$(1,853)	$3,019	$(82)	$201,026	$(1,935)	102
At December 31, 2010 and 2009, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2010 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2010 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade.
The Company had $19.6 million and $20.8 million in cost method investments included in other assets in the consolidated balance sheets at December 31, 2010 and 2009, respectively. Cost method investments may be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at December 31, 2010 or 2009. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of stockholders’ equity as of December 31, 2010:

	Amortized cost	Fair value
	(In thousands)
U.S. Treasury	$73,539	$73,557
Government National Mortgage Association	106,418	109,969
Federal National Mortgage Association	259,986	260,121
Federal Home Loan Mortgage Corporation	73,011	73,276
Total	$512,954	$516,923

6.	LOANS RECEIVABLE AND CREDIT QUALITY
The Banks’ lending activities are conducted principally in New England, Northern and Southern California, and the Pacific Northwest. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and other consumer loans. The Banks also purchase high quality residential mortgage loans as a way to increase volumes more efficiently. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Banks’ lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, Northern and Southern California, and the Pacific Northwest economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of $1.8 million and $0.8 million of net deferred loan costs as of December 31, 2010 and 2009, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Banks. Also included in total loans is the unamortized loan fair market valuation discount related to an acquisition of $0.4 million and $1.0 million as of December 31, 2010 and 2009, respectively. Mortgage loans serviced for others totaled $55.1 million and $60.0 million at December 31, 2010 and 2009, respectively, and are not included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the total of the Company's loans.
In 2010, one of the Banks transferred $18.7 million of fixed rate residential second mortgage loans from its loan portfolio to the loans held for sale category. These loans were subsequently sold in 2010 for a $0.1 million net loss.
The following table presents a summary of the loan portfolio based on portfolio segment.

	As of December 31,
	2010	2009
	(In thousands)
Commercial and industrial loans	$658,147	$461,778
Commercial real estate loans	1,698,086	1,753,171
Construction and land loans	150,702	315,661
Residential mortgage loans	1,673,934	1,494,703
Home equity loans	158,430	148,590
Consumer and other loans	141,048	133,137
Total Loans	$4,480,347	$4,307,040
The following table presents nonaccrual loans receivable by class of receivable:

	As of December 31,
	2010 (1)	2009 (1)
	(In thousands)
Commercial and industrial
Secured	$8,583	$10,434
Unsecured	—	—
Commercial real estate	66,518	36,149
Construction and land	15,323	32,800
Residential	14,111	7,017
Home equity	799	356
Consumer
Secured	—	13
Unsecured	131	—
Total	$105,465	$86,769
___________________

(1)	Does not include non-accrual loans held for sale of $1.5 million and $3.6 million as of December 31, 2010 and 2009, respectively.
The Banks' general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of December 31, 2010 or December 31, 2009. The Banks' general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents an age analysis of loans receivable by class of receivable:

	As of December 31, 2010
	Accruing Past Due
	30-59 Days Days Past Due	60-89 Days Days Past Due	Total Accruing Past Due	Non-Accrual Loans (1) (2)	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial
Secured	$4,470	$2,637	$7,107	$8,583	$597,173	$612,863
Unsecured	349	—	349	—	44,935	45,284
Commercial real estate	4,463	5,983	10,446	66,518	1,621,122	1,698,086
Construction and land	—	—	—	15,323	135,379	150,702
Residential	6,050	503	6,553	14,111	1,653,270	1,673,934
Home equity	237	—	237	799	157,394	158,430
Consumer			—			—
Secured	9	—	9	—	119,414	119,423
Unsecured	10	34	44	131	21,450	21,625
Total	$15,588	$9,157	$24,745	$105,465	$4,350,137	$4,480,347
___________________

(1)	Does not include a non-accrual construction and land loan held for sale of $1.5 million.

(2)
Of the $105.5 million of non-accrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 90 days past due.

Non-performing and delinquent loans are affected by factors such as the economic conditions in the Banks' geographic regions, and interest rates. These factors, as well as others, are generally not within the Company's control. A decline in the fair values of the collateral for the non-performing loans could result in additional future provision for loan losses depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Banks continue to obtain newer appraisals, every 12 months or sooner if deemed necessary, especially during periods of declining values. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Credit Quality Indicators
The Banks use a risk rating system to monitor the credit quality of their loan portfolios. A summary of the rating system used by the Banks, reprinted here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” follows:
Acceptable or Pass All loans graded as acceptable or pass are considered acceptable credit quality by the Banks and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Banks classify loans as Acceptable or Pass unless there is known information such as delinquency or customer requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special Mention Loans rated in this category are defined as having potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank's credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower's financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Substandard Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or non-accruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are always on non-accrual and are generally classified as impaired.
The following table presents the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable. See Part II. Item 8. “Financial Statements and Supplementary Data-Note 1: Basis of Presentation and Summary of Significant Accounting Policies, Loans” for a discussion of how the various internal risk grades relate to the likelihood of loss.

	As of December 31, 2010
	By Loan Grade or Non-Accrual Status
	Pass	Special Mention	Accruing Substandard	Non-Accrual Loans (1) (2)	Total
	(In thousands)
Commercial and industrial
Secured	$556,080	$29,698	$18,502	$8,583	$612,863
Unsecured	45,284	—	—	—	45,284
Commercial real estate	1,420,682	135,605	75,281	66,518	1,698,086
Construction and land	115,056	18,083	2,240	15,323	150,702
Residential	1,658,656	196	971	14,111	1,673,934
Home equity	156,605	702	324	799	158,430
Consumer
Secured	118,662	741	20	—	119,423
Unsecured	18,804	2,590	100	131	21,625
Total	$4,089,829	$187,615	$97,438	$105,465	$4,480,347
___________________

(1)	Includes $40.5 million of doubtful-rated loans.

(2)	Does not include a non-accrual construction and land loan held for sale of $1.5 million.

	As of December 31, 2010
	By Loan Grade or Non-Accrual Status
	Pass	Special Mention	Accruing Substandard	Non-Accrual Loans (1) (2)	Total
Loans by grade as a percentage of each category:
Commercial and industrial
Secured	91%	5%	3%	1%	100%
Unsecured	100	—	—	—	100
Commercial real estate	84	8	4	4	100
Construction and land	76	12	2	10	100
Residential	99	—	—	1	100
Home equity	99	—	—	1	100
Consumer
Secured	99	1	—	—	100
Unsecured	87	12	—	1	100
Total	91%	4%	2%	3%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial
Secured	$8,529	$9,340	$—
Unsecured	—	—	—
Commercial real estate	52,794	75,203	—
Construction and land	11,291	14,808	—
Residential	6,619	6,898	—
Home equity	799	831	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Subtotal	$80,032	$107,080	$—

With an allowance recorded:
Commercial and industrial
Secured	$54	$54	$54
Unsecured	—	—	—
Commercial real estate	16,736	18,028	3,174
Construction and land	4,032	4,773	1,067
Residential	3,823	3,823	332
Home equity	—	—	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Subtotal	$24,645	$26,678	$4,627

Total:
Commercial and Industrial
Secured	$8,583	$9,394	$54
Unsecured	—	—	—
Commercial real estate	69,530	93,231	3,174
Construction and land	15,323	19,581	1,067
Residential	10,442	10,721	332
Home equity	799	831	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Total	$104,677	$133,758	$4,627
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge offs of $26.4 million and historical non-accrual interest paid, which is applied to principal, of $2.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

When management determines that it is probable that the Bank will not collect all principal and interest on a loan, usually commercial loans, in accordance with the original loan terms, as well as all troubled debt restructured loans (“TDRs”), the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $104.7 million as of December 31, 2010 as compared to $83.2 million at December 31, 2009. At December 31, 2010, $24.6 million of the impaired loans had $4.6 million in specific allocations to the general reserve. The remaining $80.0 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2009, $20.7 million of impaired loans had $5.0 million in specific allocations to the general reserve, and the remaining $62.5 million of impaired loans did not have specific allocations. For loans classified as impaired, while the loans were considered impaired, the Company recognized $0.2 million in interest income in 2010, no interest income in 2009, and an immaterial amount of interest income in 2008. The average investment in impaired loans in 2010, 2009, and 2008 was $106.0 million, $67.8 million, and $36.4 million, respectively.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. The amount of impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as a specific reserve in the allocated component of the allowance for loan losses unless a known loss is determined to have occurred, in which case such known loss is charged off.
Loans in the held for sale category are carried at fair value and are excluded from the allowance for loan losses analysis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. These TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs included in impaired loans totaled $20.1 million and $8.0 million at December 31, 2010 and 2009, respectively. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were performing. Of the $8.0 million in TDR loans at December 31, 2009, $1.9 million were performing. At December 31, 2010, the Company had no commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring and an immaterial amount of commitments to such debtors at December 31, 2009.
Loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. The majority of the loans are made by the Banks to their directors. Many of these directors have long-term business and personal account relationships with the Banks which may include deposits, loans, and investment management and trust services.
The following table presents a summary of the activity in loans to senior management, executive officers, and directors:

	For the year ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$37,195	$28,181
Additions	8,939	21,488
Repayments	(7,497)	(6,128)
Adjustments (1)	(473)	(6,346)
Balance at end of year	$38,164	$37,195
___________________

(1)	Adjustment is for loans still outstanding at December 31, 2010 and 2009 to directors who retired or resigned during 2010 and 2009, respectively.
In addition, less than 1% of the Company's loans at December 31, 2010 and 2009 were extended by and managed by the Holding Company and a nonbanking affiliate partner. Loans managed by the Holding Company and the nonbanking affiliate partner of $1.9 million and $2.9 million at December 31, 2010 and 2009, respectively, include loans made to certain principals of DGHM, DTC, Anchor, and BOS at market rates and terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $98.4 million and $68.4 million at December 31, 2010 and 2009, respectively. The increased level of allowance for loan losses in 2010 reflects the higher amount of classified loans, recent historical charge-off trends and other qualitative factors such as current economic conditions. The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	At and for the year ended December 31,
	2010	2009	2008
	(In thousands)
Total loans (1)	$4,480,347	$4,307,040	$4,129,081
Allowance for loan losses, beginning of year	$68,444	$64,091	$59,933
Provision for loan losses	87,178	44,959	196,643
Charge-offs	(66,739)	(41,934)	(192,796)
Recoveries	9,520	1,328	311
Allowance for loan losses, end of year	$98,403	$68,444	$64,091
Allowance for loan losses to total loans (1)	2.20%	1.59%	1.55%
___________________

(1)	Total loans include deferred loan origination fees/(costs), net, and purchase premiums and discounts.
The following table shows the Company's allowance for loan losses and loan portfolio at December 31, 2010 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2010.

	Commercial and industrial	Commercial real estate	Construction and land (1)	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$13,384	$62,586	$5,808	$7,117
Loans individually evaluated for impairment	54	3,174	1,067	332
Total allowance for loan losses	$13,438	$65,760	$6,875	$7,449

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$649,564	$1,628,556	$135,379	$1,663,492
Loans individually evaluated for impairment	8,583	69,530	15,323	10,442
Total Loans	$658,147	$1,698,086	$150,702	$1,673,934

	Home equity	Consumer	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$1,231	$1,478	$2,172	$93,776
Loans individually evaluated for impairment	—	—	—	4,627
Total allowance for loan losses	$1,231	$1,478	$2,172	$98,403

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$157,631	$141,048	$—	$4,375,670
Loans individually evaluated for impairment	799	—	—	104,677
Total Loans	$158,430	$141,048	$—	$4,480,347
___________________

(1)	Construction and land loans does not include loans held for sale of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and, to a lesser extent, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are generally determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010 and December 31, 2009.

	December 31, 2010				December 31, 2009
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(2,342)	Other assets	$2,646	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	4,862	Other assets	(5,049)	Other assets	4,924	Other assets	(5,053)
Foreign exchange contracts (1)	Other assets	130	Other assets	(130)	Other assets	—	Other assets	—
Total		$4,992		$(7,521)		$7,570		$(5,053)
___________________

(1)
Interest rate products and foreign exchange contracts derivative liabilities are netted with interest rate products and foreign exchange contacts derivative assets within other assets in the consolidated balance sheets.

(2)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data-Note 20: Fair Value.”
Cash Flow Hedges of Interest Rate Risk
The Company's objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Company has entered into an interest rate floor and an interest rate swap as part of its interest rate risk management strategy. One of the affiliate Banks entered into a $100 million prime-based interest rate floor (the “Floor”) to protect against movements in interest rates below the Floor's strike rate of 6.5% over the life of the agreement. The Floor had an effective date of November 1, 2005, and matured on November 1, 2010. The Floor hedged the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor was designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Bank affiliate each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor. The Holding Company also entered into one interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company's cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising interest rates. The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company and the Bank affiliate did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2010 and 2009. The Holding Company and Bank affiliate also monitor the risk of counterparty default on an ongoing basis.
Interest payments received from loans that prepay are included in the hedged portfolio due to the guidance in ASC 815, which allows the designated forecasted transactions to be the variable, Prime-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Company's variable-rate assets or liabilities. During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase in interest expense.
During the years ended December 31, 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions relating to the Company's previously designated interest rate floor becoming no longer probable of occurring. The accelerated amount was an immaterial loss for both the years ended December 31, 2010 and 2009.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services one of the affiliate Banks provides to qualified commercial clients. The Bank affiliate offers certain derivative products directly to such clients. The Bank affiliate economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of $0.1 million in the year ended December 31, 2010 and less than $0.1 million in the year ended December 31, 2009. As of December 31, 2010 and December 31, 2009, the Bank affiliate had 18 interest rate swaps with an aggregate notional amount of $182.3 million and $184.2 million, respectively, related to this program. As of December 31, 2010, the Bank affiliate also had 19 foreign currency exchange contracts with a notional amount of $8.3 million related to this program. There were no foreign currency exchange contracts as of December 31, 2009.
The tables below present the effect of the Company's derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2010	2009		2010	2009
(In thousands)
Interest rate products	$(2,254)	$674	Interest Income	$2,516	$3,054
			Other income/expense	(5)	(7)
Total	$(2,254)	$674		$2,511	$3,047

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2010	2009
		(In thousands)
Interest rate products	Other income/expense	$(59)	$(193)
Foreign exchange contracts	Other income/expense	25	—
Total		$(34)	$(193)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Holding Company and Bank affiliate have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank affiliate could also be declared in default on its derivative obligations. The Bank affiliate was in compliance with these provisions as of December 31, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of December 31, 2010.
The Holding Company and Bank affiliate also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank affiliate would be required to settle its obligations under the agreements. The Bank affiliate was in compliance with these provisions as of December 31, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of December 31, 2010.
Certain of the Holding Company and Bank affiliate's agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or Bank affiliate's creditworthiness in an adverse manner, the Holding Company or Bank affiliate may be required to fully collateralize its obligations under the derivative instruments. The Bank affiliate was in compliance with these provisions as of December 31, 2010 and December 31, 2009. The Holding Company, which had no derivative obligations at December 31, 2009, was in compliance with these provisions as of December 31, 2010.
As of December 31, 2010 and December 31, 2009, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $7.6 million and $2.4 million, respectively. As of December 31, 2010, the Company and Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.7 million and $0.3 million, respectively, against its obligations under these agreements.

9.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2010	2009
	(In thousands)
Leasehold improvements	$30,394	$29,077
Furniture, fixtures, and equipment	35,630	32,941
Buildings	4,276	4,258
Land	374	374
Subtotal	70,674	66,650
Less: accumulated depreciation and amortization	44,032	38,301
Premises and equipment, net	$26,642	$28,349
Depreciation and amortization expense related to premises and equipment was $6.1 million, $5.9 million, and $5.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2011	$13,940
2012	12,221
2013	10,346
2014	9,439
2015	5,710
Thereafter	24,451
Total	$76,107
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate. Minimum lease payments on this lease are $0.6 million for 2011; $0.7 million for each of the years 2012, 2013, 2014, and 2015; and $0.5 million thereafter.
Rent expense for the years ended December 31, 2010, 2009, and 2008 was $13.6 million, $13.1 million, and $11.8 million, respectively.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table details the changes in the carrying value of goodwill:

	Balance at December 31, 2009	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2010
	(In thousands)
Goodwill
Private Banking	$2,403	$—	$—	$—	$2,403
Investment Management	62,664	4,317	—	—	66,981
Wealth Advisory	43,625	2,038	—	4	45,667
Total goodwill	$108,692	$6,355	$—	$4	$115,051

	Balance at December 31, 2008	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2009
	(In thousands)
Goodwill
Private Banking	$2,403	$—	$—	$—	$2,403
Investment Management	59,361	3,303	—	—	62,664
Wealth Advisory	43,326	1,739	(1,440)	—	43,625
Total goodwill	$105,090	$5,042	$(1,440)	$—	$108,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details total goodwill and the cumulative impairment charges thereon as of December 31, 2010 and 2009:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,242	(50,261)	66,981
Wealth Advisory	47,107	(1,440)	45,667
Equity method investees	3,456	(3,456)	—
Total goodwill at December 31, 2010	$254,386	$(139,335)	$115,051

Private Banking	$86,581	$(84,178)	$2,403
Investment Management	112,925	(50,261)	62,664
Wealth Advisory	45,065	(1,440)	43,625
Equity method investees	3,456	(3,456)	—
Total goodwill at December 31, 2009	$248,027	$(139,335)	$108,692
In 2010 and 2009, the Company recognized additional goodwill of $6.4 million and $5.0 million, respectively, due to contingent consideration payments at Anchor and DTC.
For tax purposes, the goodwill relating to BOS, KLS, and DTC of $45.7 million and $43.6 million at December 31, 2010 and 2009, respectively, is expected to be deductible.
ASC 350 requires the Company to test goodwill and intangible assets for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In addition, management evaluated the relationship of aggregate fair values of its reporting units to the Company's overall market capitalization and book values during each quarter of 2010.
2010 Goodwill and Intangibles Impairment
Management completed its annual goodwill and intangibles impairment testing during the fourth quarter of 2010. The estimated fair value for all reporting units exceeded the carrying value, which resulted in no goodwill or intangible asset impairment charge.
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
To reach this impairment conclusion, the Company performed a detailed two step goodwill impairment analysis at DTC. The following describes the details of this testing:
The Company performed the Step 1 goodwill impairment analysis using a weighted average of the discounted cash flow method and comparable market multiples method. The income approach utilized a discounted cash flow analysis which was based on the expectation that DTC's net AUM flows would continue to recover in 2010. The resulting operating earnings were expected to grow at a 13.0% compounded annual growth rate over the projected period. The terminal growth rate was estimated at 5.0% and the cash flows were discounted at a 16.0% cost of capital. Based on these inputs and assumptions, the income approach resulted in an $8.6 million valuation.
The market approach utilized revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples from a peer group of nine publicly traded comparable investment management firms. The comparables were chosen based on similar growth prospects and risks to those of DTC. A price to revenue multiple of 1.1x was selected and a price to EBITDA multiple of 10.0x was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

selected. Control premiums were considered and determined to be 15%. The average of the price to revenue multiple method and the price to EBITDA multiple method resulted in a $6.7 million valuation.
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
Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2010 and 2009:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$53,721	$21,902	$31,819	$53,721	$17,289	$36,432
Core deposit intangibles	1,043	745	298	3,058	2,639	419
Employment agreements	3,977	3,168	809	3,977	2,743	1,234
Trade names and other	2,890	—	2,890	2,890	—	2,890
Mortgage servicing rights	649	304	345	649	199	450
Total	$62,280	$26,119	$36,161	$64,295	$22,870	$41,425
The Company did not recognize any additional identifiable intangible assets in 2010.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. Consolidated expense related to intangible assets subject to amortization was $5.3 million, $8.3 million, and $8.1 million for 2010, 2009, and 2008, respectively. The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2011	$4,942
2012	4,769
2013	4,538
2014	4,297
2015	4,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	DEPOSITS
Deposits are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Demand deposits (non-interest bearing)	$972,927	$835,676
NOW	415,528	348,674
Savings	172,588	158,508
Money market	1,829,881	1,447,811
Certificates of deposit under $100,000 (1)	275,345	373,360
Certificates of deposit $100,000 or greater	820,457	1,091,190
Total	$4,486,726	$4,255,219
___________________
 (1)    Includes brokered CDs

Certificates of deposit had the following schedule of maturities:

	December 31,
	2010	2009
	(In thousands)
Less than 3 months remaining	$437,711	$663,086
3 to 6 months remaining	248,042	440,382
6 to 12 months remaining	252,430	216,456
1 to 3 years remaining	121,277	105,280
3 to 5 years remaining	16,038	24,501
More than 5 years remaining	20,304	14,845
Total	$1,095,802	$1,464,550
Interest expense on certificates of deposit $100,000 or greater was $11.4 million, $18.4 million and $27.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009, $9.6 million and $2.8 million, respectively, of overdrawn deposit accounts was reclassified to loans.

12.	FEDERAL HOME LOAN BANK BORROWINGS
The Banks are members of the FHLB System. Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. As members of the FHLB, the Banks have access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Banks’ stock in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 15% and 83% based on the type of underlying collateral. As of December 31, 2010, the Banks had $575.7 million of borrowings outstanding and available credit of $739.4 million. The Banks had no federal fund borrowings outstanding at December 31, 2010.
As members of the FHLB, the Banks are required to invest in FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. The minimum requirements vary depending on the FHLB membership. The Banks are required to own FHLB stock at least equal to 4.0% to 4.7% of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon the FHLB’s request. The FHLB redeems excess stock at its option at par from time to time. The Banks may not redeem additional purchases of stock prior to a five year minimum holding period.
As of December 31, 2010 and 2009, the Banks’ FHLB stock holdings totaled $45.8 million and $47.5 million, respectively. The Banks’ investment in FHLB stock is recorded at cost and is redeemable at par after a five-year holding period. The FHLBs have advised their members that they are focusing on preserving capital in response to market volatility and, accordingly, there will be little or no dividend payout in future quarterly periods. Further, a moratorium has been placed on excess stock repurchases at certain of the FHLBs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At each period end, the Company evaluates its investments in the respective FHLB's stock for other-than-temporary impairment based on publicly available financial information on the respective FHLBs. The Company has concluded that the unrealized losses on its investments in the FHLBs is not other-than-temporarily impaired based on the following considerations: the Company's evaluation of the underlying investments, including the long-term nature of the investments; the liquidity position of the respective FHLBs; the actions taken by the respective FHLBs to address their regulatory situations; the 2010 net income reported by the respective FHLBs; and the second, third, and fourth quarter 2010 redemptions at par of a portion of FHLB stock held by the Company’s Northern California and Southern California Banks (both of which are members of the San Francisco FHLB).
A summary of borrowings from the FHLBs is as follows:

	December 31, 2010		December 31, 2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$120,076	3.67%	$158,232	4.35%
Over 1 to 2 years	126,448	2.66%	129,182	4.02%
Over 2 to 3 years	121,807	2.74%	103,897	4.08%
Over 3 to 5 years	132,982	3.21%	98,748	4.06%
Over 5 years	74,369	4.03%	64,953	4.32%
Total	$575,682	3.19%	$555,012	4.17%
As of December 31, 2010, approximately $65.0 million of the FHLB borrowings were callable before maturity.

13.	SHORT-TERM BORROWINGS

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2010
Outstanding at end of year	$—	$258,598
Maximum outstanding at any month-end	30,000	258,598
Average balance for the year	192	121,170
Weighted average rate at end of year	—	1.03%
Weighted average rate paid for the year	0.31%	1.89%
2009
Outstanding at end of year	$—	$243,377
Maximum outstanding at any month-end	65,000	243,377
Average balance for the year	9,455	182,592
Weighted average rate at end of year	—	1.78%
Weighted average rate paid for the year	0.26%	1.80%
2008
Outstanding at end of year	$—	$293,841
Maximum outstanding at any month-end	130,000	353,520
Average balance for the year	43,369	311,620
Weighted average rate at end of year	—%	1.15%
Weighted average rate paid for the year	1.48%	1.64%
The federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Company enters into sales of securities under agreements to repurchase with clients and brokers. These agreements are treated as financing and the obligations to repurchase securities sold are reflected as a liability in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company's consolidated balance sheets. The securities underlying the agreements remain under the Company's control. Investment securities with a fair value of $322.6 million and $260.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2010 and 2009, respectively.
As of December 31, 2010 the Banks had unused federal funds lines with correspondent banks of $176.0 million.

14.	JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company's junior subordinated debentures:

	December 31,
	2010	2009
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	63,747	63,747
Gibraltar junior subordinated debentures	16,495	16,495
FPB junior subordinated debentures	6,186	6,186
Charter junior subordinated debentures	4,124	4,124
Total	$193,645	$193,645
All of the Company's junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II junior subordinated debentures
In September, 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II's preferred securities pay interest quarterly and have an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II's preferred securities will convert to a floating rate of a three-month London Inter Bank Offered Rate (“LIBOR”) plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2010, the interest rate for the Trust II's preferred securities was 1.98%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 8: Derivatives" for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II's common securities. Trust II's only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II's preferred securities.
The junior subordinated debentures mature on December 30, 2035, and became redeemable after December 30, 2010, except that they may have been redeemed at any time upon the occurrence and continuation of certain special events.
The Company has the following covenants with regard to Trust II:

•	for so long as Trust II's preferred securities remain outstanding, the Company shall maintain 100% ownership of the Trust II's common securities;

•
the Company will use its commercially reasonable efforts to ensure Trust II remains a statutory trust, except in connection with a distribution of debt securities to the holders of the Trust II securities in liquidation of Trust II, the redemption of all Trust II's securities or mergers, consolidations or incorporation, each as permitted by Trust II's declaration of trust;

•	to continue to be classified as a grantor trust for U.S. federal income tax purposes; and

•	the Company will ensure each holder of Trust II's preferred securities is treated as owning an undivided beneficial interest in the junior subordinated debentures.
At December 31, 2010 and 2009, the Company was in compliance with the above covenants.
So long as the Company is not in default in the payment of interest on the junior subordinated debentures, the Company has the right under the indenture to defer payments of interest for up to 20 consecutive quarterly periods. The Company has no current intention to exercise its right to defer interest payments on the junior debentures issued to Trust II. If

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In November 2009, the Company repurchased $44.5 million of the Trust I's convertible trust preferred securities, recognizing an $18.3 million pretax gain on repurchase.
Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I's common securities. Trust I's only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.
The initial conversion ratio was 1.5151 shares of the Company's common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2010 was 1.5375. The trust preferred securities were not redeemable prior to October 1, 2009, except that they may be redeemed at any time upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of BPFH’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming the remaining $60.5 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 1,860,339 shares of common stock, based on the December 31, 2010 conversion ratio.
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
At December 31, 2010 and 2009, the Company was in compliance with the above covenants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gibraltar junior subordinated debentures
The Company, through the acquisition of Gibraltar and the Gibraltar Financial Statutory Trust I, assumed the outstanding amount of Gibraltar's junior subordinated debentures of $16 million. The junior subordinated debentures assumed are a liability of the Holding Company. The disposition of Gibraltar in 2009 had no impact on these debentures or the Company's ownership of the Gibraltar Financial Statutory Trust I. The trust preferred securities pay interest quarterly at a floating rate based on the three month LIBOR plus a margin of 2.27%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. The interest rate on December 31, 2010 was 2.55% based on the three month LIBOR as of November 19, 2010. The junior subordinated debentures will mature on February 23, 2035, and are currently redeemable.
FPB junior subordinated debentures
The Company, through the acquisition of FPB and the First State (CA) Statutory Trust I, assumed the outstanding amount of FPB's junior subordinated debentures of $6 million. The junior subordinated debentures assumed are a liability of the Holding Company. The regulatory capital benefit of these debentures is solely with BPFH. FPB has no liability related to these debentures and accordingly gets no regulatory capital benefit. The trust preferred securities have a floating rate based on the three month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2010 was 3.45% based on the three month LIBOR as of December 31, 2010. The junior subordinated debentures will mature on March 26, 2033, and they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.
Charter junior subordinated debentures
The Company, through the acquisition of Charter and the Charter Financial Trust I, assumed the outstanding amount of Charter's junior subordinated debentures of $4 million. The junior subordinated debentures assumed are a liability of the Holding Company. The regulatory capital benefit of these debentures is solely with BPFH. Charter has no liability related to these debentures and accordingly gets no regulatory capital benefit. The trust preferred securities pay interest quarterly on January 7, April 7, July 7, and October 7, at a floating rate based on the three month LIBOR plus a margin of 2.85%. The interest rate on December 31, 2010 was 3.14% based on the three month LIBOR as of October 13, 2010. The junior subordinated debentures will mature on January 7, 2034, and are currently redeemable.
Management has determined that Trust I, Trust II, the Gibraltar Financial Statutory Trust I, the First State (CA) Statutory Trust I, and the Charter Financial Trust I qualify as variable interest entities under GAAP. The trusts issued preferred securities to investors and loaned the proceeds to the Company. Each of the trusts holds, as its sole asset, subordinated debentures issued by the Company.
In March 2005, the Board of Governors of the Federal Reserve System (“FRB”) adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions.
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
Effective January 1, 2009, the Company adopted updates to ASC 810, Consolidation (formerly FAS 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51) (“ASC 810”), which affects the accounting, reporting and disclosure of the Company's noncontrolling interests. More specifically, it establishes the accounting and reporting standards for noncontrolling interests in certain of the Company's affiliates and for the deconsolidation of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

affiliates under certain circumstances. It clarifies that, in general, a noncontrolling interest in an affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated balance sheets. ASC 810 changed the way the consolidated statement of operations is presented in the accompanying consolidated financial statements. It requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the Company and to the noncontrolling interests. The new provisions of ASC 810 have been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements were applied retrospectively for all years presented in the accompanying consolidated financial statements.
Also affected by this update was ASC 480, which requires that noncontrolling interests containing redemption features that make the interests probable to be redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, be reported in a category outside permanent equity, between liabilities and equity in the consolidated balance sheets. Redeemable noncontrolling interests have been reported at the estimated maximum redemption values for all periods presented in the accompanying consolidated balance sheets in accordance with ASC 480.
At the Company, noncontrolling interests typically consist of equity owned by management of the Company's respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. Net income allocated to the noncontrolling interest owners was $2.6 million, $3.6 million and $4.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common stockholders for purposes of EPS computations.
Noncontrolling interests which are not redeemable as provided in ASC 480 are included in stockholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. The Company did not have any noncontrolling interests included in stockholder's equity at December 31, 2010 and 2009.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $19.6 million and $51.9 million are included in the accompanying consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company's common stock, or other forms of consideration dependent on the operating agreement.
Generally, these put and call options refer to shareholder rights of both the Company and the noncontrolling interests of the Company's majority-owned affiliate companies. The affiliate company noncontrolling interests generally take the form of LLC units, profits interests, or common stock (collectively, the “noncontrolling equity interests”). In most circumstances, the put and call options generally relate to the Company's right and, in some cases, obligation to purchase and the noncontrolling equity interests’ right to sell their equity interests. There are various events that could cause the puts or calls to be exercised, such as a change in control, death, disability, retirement, resignation or termination. The puts and calls are generally to be exercised at the then fair value. The terms of these rights vary and are governed by the respective individual operating and legal documents that were negotiated at the time of acquisition.
The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests as of December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)
Anchor	$10,723	$12,973
BOS	5,613	5,159
DTC	1,866	1,828
DGHM	1,396	1,843
KLS	—	30,047
	$19,598	$51,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary, by individual affiliate, of the terms of the put and call options:
KLS
The Company acquired an 81% interest in KLS on December 31, 2004 at a transaction purchase price of approximately $30.0 million, with approximately 90% paid in cash and the remainder paid in the Company's common stock. The Company acquired the remaining 19% interest on January 20, 2010 and the consideration paid by the Company was approximately $29.7 million, paid in cash, which was determined based upon the terms in the original Agreement.
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor Capital Advisors and Anchor Russell on June 1, 2006. Anchor Capital Advisors and Anchor Russell management and employees, respectively, own the remaining 20% noncontrolling equity interests of each firm. The purchase agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor Capital and Anchor Russell minority shareholders at fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation or termination may result in repurchase of the noncontrolling equity interests by the Company at the then fair value. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm. The contractually determined maximum redemption value to repurchase the remaining 20% of Anchor's and Anchor Russell's noncontrolling equity interests is approximately $10.7 million and $13.0 million, as of December 31, 2010 and 2009, respectively.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The BOS operating agreement provides for, upon the occurrence of certain events, various puts, calls, restrictions, and limitations on the transfer of noncontrolling equity interests, including certain purchase rights of noncontrolling equity interests at fair value.
The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS minority shareholders and the Company at fair value, with appraisal rights for all parties. The contractually determined maximum redemption value to repurchase the contractually obligated number of noncontrolling equity interests held by the noncontrolling interests is approximately $5.6 million and $5.2 million as of December 31, 2010 and 2009, respectively.
DTC
The Company acquired approximately a 70% interest in DTC on February 1, 2008. DTC management and employees own the remaining 30% interest in the firm. The purchase agreement describes a procedure for the orderly transfer of shares between the Company and DTC noncontrolling equity interests at fair value. Certain events, such as death, incapacity, retirement, bankruptcy, resignation or termination may result in repurchase of noncontrolling equity interests by the Company at the then fair value. The purchase agreements provide a formulaic mechanism to determine fair value. The contractually determined maximum redemption value to repurchase the remaining 30% of DTC's noncontrolling equity interests is approximately $1.9 million and $1.8 million as of December 31, 2010 and 2009, respectively.
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM minority shareholders at fair value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination may result in repurchase of the LLC units by the Company at the then fair value. DGHM noncontrolling equity interests’ units vest after five years. Beginning six months after vesting, a minority shareholder may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the Firm. The contractually determined maximum redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

value to repurchase the remaining 20% of DGHM's equity is approximately $1.4 million and $1.8 million as of December 31, 2010 and 2009, respectively.
The following table is an analysis of the Company's redeemable noncontrolling interests for the periods indicated:

	2010	2009	2008
	(In thousands)
Balance at beginning of year	$51,850	$50,167	$48,814
Net income attributable to noncontrolling interests	2,614	3,649	4,327
Distributions	(2,194)	(2,663)	(4,621)
KLS acquisition	(29,691)	—	—
Adjustment to fair value	(2,981)	697	1,647
Balance at end of year	$19,598	$51,850	$50,167

16.	EQUITY
Preferred Stock and Related Warrants
On July 29, 2008, the Company entered into an investment agreement with The Carlyle Group (“Carlyle”) to obtain approximately $75 million in capital. Under that agreement, the Company issued approximately 351 shares of Series A Non-Cumulative Mandatorily Convertible Preferred Stock (“Series A Preferred”) to Carlyle with a liquidation preference of $100,000 per share and convertible into approximately 6.3 million common shares. The Series A Preferred had a par value of $1.00 per share, was convertible into common stock at $5.52 per share, and participated in dividends payable in common stock on an as-converted basis. The shares were perpetual and did not include any redemption provisions. All of the Series A Preferred converted into shares of the Company's common stock effective October 1, 2008.
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
The Company determined that the Carlyle warrants meet the definition of a derivative instrument under GAAP but do not require derivative treatment pursuant to certain scope exceptions as they are indexed to the Company's common stock and are classified in the stockholders’ equity section of the consolidated balance sheets. As of the date of issuance, the Company did not have sufficient authorized but unissued common shares for issuance upon exercise of the Carlyle warrants. Therefore, the Company classified the Carlyle warrants as a liability. On September 30, 2008, stockholders approved an increase in the Company's authorized shares.
The Company allocated $19.1 million of the proceeds to the Carlyle warrants based on the fair value of the Carlyle warrants at the date of issuance of $3.51 per share. The remaining $56.0 million was allocated to the Series A Preferred stock and the Series B Preferred stock based upon their relative fair values at the closing date. Net of transaction fees, approximately $22.8 million of the proceeds was allocated to the Series A Preferred stock and $26.3 million was allocated to the Series B Preferred stock.
On September 30, 2008, the Company's stockholders approved an amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of common stock from 70 million to 170 million. The Company's stockholders also approved the future conversion of the Series B Preferred stock into common stock and the exercise of the Carlyle warrants to purchase common stock. The conversion of the Series B Preferred stock and exercise of the Carlyle warrants may take place in accordance with their terms and subject to certain common stock ownership limitations. On that date, the Company had sufficient authorized but unissued shares for settlement of the Carlyle warrants and reclassified the Carlyle warrants as equity at their then fair value. The fair value of the Carlyle warrants on September 30, 2008 was $3.92 per warrant, or $21.3 million in total. An expense of $2.2 million was recognized in 2008 due to the change in the fair value of the Carlyle warrants during the period they were classified as a liability, which is recorded as “Warrant expense” on the 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated statement of operations.
After allocation of the proceeds, the Company evaluated the effective conversion price of the preferred securities and concluded that they were issued in the money. The resulting discount to the fair value of the Company's stock price on the date of issuance is accounted for as a beneficial conversion feature. The beneficial conversion feature was treated as a dividend to the preferred stockholder and accreted over the period of issuance to the earliest conversion date using the effective interest method. The Series A Preferred stock converted into shares of the Company's common stock on October 1, 2008 and the Series B Preferred stock became convertible as of December 31, 2009 after a December 2009 amendment to the original agreement accelerating the earliest conversion date by one month. The accretion of the beneficial conversion feature on the Series B Preferred stock was a non-cash transaction which increases preferred stock and reduces additional paid in capital and income available to common stockholders.
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
In connection with the preferred stock issuance, the Company issued Treasury warrants to purchase approximately 2.9 million shares of common stock at a price of $8.00 per share (the “TARP warrants”). The term of the TARP warrants is ten years. 50% of the TARP warrants were immediately exercisable, and the remaining 50% of the TARP warrants became exercisable on December 31, 2009.
The Company determined that the TARP warrants met the definition of a derivative instrument under GAAP, but do not require derivative treatment pursuant to certain scope exceptions as they are indexed to the Company’s common stock and are classified in the stockholders’ equity section of the balance sheet. As of the date of issuance, the Company had sufficient authorized but unissued common shares for issuance upon exercise of the TARP warrants. Therefore, the Company classified the TARP warrants as equity. At issuance, the TARP warrants were valued at $2.65 per warrant, or $7.6 million in total.
The Company allocated $9.3 million of the proceeds to the TARP warrants based on the relative fair value of the TARP warrants at the date of issuance. Net of transaction fees, the remaining $144.5 million was allocated to the Series C Preferred stock based upon the relative fair value at the date of issuance.
The discount on the Series C Preferred stock created by the TARP warrants was being amortized over the period from issuance through the date of the rate increase, February 15, 2014. However as the Company repurchased portions of the Series C Preferred stock, a proportionate amount of the unamortized discount was accelerated with each repurchase. The accretion of the discount on the Series C Preferred stock is a non-cash transaction which increases preferred stock and reduced additional paid in capital and income available to common stockholders.
On January 13, 2010, the Company redeemed $50.0 million of the Company’s outstanding Series C Preferred stock. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accreted $2.7 million of the discount on the Series C Preferred stock.
On June 16, 2010, the Company redeemed the remaining $104.0 million of the Company’s outstanding Series C Preferred stock. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accelerated the remaining $5.0 million of the discount on the Series C Preferred stock.
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
Related to the public offering, on June 22, 2010, the Company closed an investment agreement (the “Investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Agreement”) with Carlyle pursuant to which the Company raised approximately $6.3 million. Under the terms of the Investment Agreement, Carlyle agreed to purchase 1.1 million shares of the Company’s common stock pursuant to Carlyle’s exercise of its gross up option under an investment agreement between the Company and Carlyle dated July 22, 2008.

17.	INCOME TAXES
The components of income tax expense/(benefit) for continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current expense/(benefit):
Federal	$7,645	$4,757	$(55,926)
State	(1,115)	3,105	1,279
Total current expense/(benefit)	6,530	7,862	(54,647)
Deferred expense/(benefit):
Federal	(22,252)	(4,968)	(10,824)
State	(3,729)	(1,262)	(5,266)
Total deferred expense/(benefit)	(25,981)	(6,230)	(16,090)
Income tax expense/(benefit)	$(19,451)	$1,632	$(70,737)
Income tax expense/(benefit) attributable to income/(loss) from continuing operations differs from the amounts computed by applying the Federal statutory rate to pretax income/(loss) from continuing operations. The valuation allowance recorded on capital losses that exceeded capital gains in 2009 was recorded to discontinued operations, and therefore not reflected in the effective tax rate reconciliation presented below for continuing operations. Reconciliations between the expected Federal income tax expense using the Federal statutory rate of 35% to actual income tax expense/(benefit) and resulting effective income tax rates for 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Nondeductible goodwill	—%	—%	(11.7)%
Tax exempt interest, net	11.4%	(18.6)%	1.3%
Non deductible compensation	(1.6)%	6.9%	(0.2)%
State and local income tax, net of Federal tax benefit	9.9%	6.7%	1.0%
Tax credits	2.0%	(7.3)%	0.5%
Noncontrolling interest	2.9%	(7.1)%	0.6%
Prior year provision to return differences	0.7%	(5.9)%	0.1%
Other, net	1.4%	(0.6)%	0.2%
Effective income tax rate	61.7%	9.1%	26.8%
On July 3, 2008, Massachusetts enacted legislation that requires corporations that are engaged in unitary business operations to file combined returns with their affiliates for tax years beginning on or after January 1, 2009. As a result of this legislation, the state tax will be reduced 1.5%, ratably over a three year period beginning on January 1, 2010. As a result of the change in tax rate, the Company recorded tax expense of $0.5 million, net of federal tax savings, in 2008 in order to reflect deferred taxes at the new tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of gross deferred tax assets and gross deferred tax liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$41,808	$21,153
Allowance for losses on OREO	2,312	2,647
Stock compensation	11,878	11,393
Goodwill and acquired intangible assets	9,815	13,627
Deferred and accrued compensation	10,068	7,759
Federal loss carryforward	5,561	—
State loss carryforward, net of federal	2,181	2,199
Capital loss carryforward	3,081	12,834
Tax credit carryforward	3,013	—
Mark to market on securities available for sale	2,585	2,855
Other	4,662	3,585
Gross deferred tax assets	96,964	78,052
Less: valuation allowance	4,439	14,523
Total deferred tax assets	92,525	63,529
Gross deferred tax liabilities:
Unrealized gain on investments	2,338	4,376
Cancellation of debt income deferral	7,217	—
Other	2,252	2,544
Total gross deferred tax liabilities	11,807	6,920
Net deferred tax asset	$80,718	$56,609
In accordance with ASC 740, Income Taxes, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.
The Company believes that it is more likely than not that the net deferred tax asset, excluding the capital losses, will be realized based primarily on the expected generation of future taxable income. BPFH would need to generate approximately $201.8 million of future taxable income to realize the net deferred tax asset of $80.7 million at December 31, 2010. While the Company did incur a cumulative loss during the 2008 through 2010 period, it was partly comprised of losses attributable to discontinued operations, as well as other losses related to the impairment of goodwill and intangible assets. The 2008 loss from continuing operations included the following items: goodwill and intangible impairment charges of $133.2 million and losses on the sale of the non-strategic loans portfolio in Southern California of $160.6 million. These losses are not expected to recur. The 2010 loss from continuing operations was primarily the result of increased provision for loan losses.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company's net deferred tax asset includes:

•	A strong earnings history prior to 2008.

•	No loss of significant customers.

•
Certain tax planning strategies are available, such as reducing investments in tax exempt securities. The amount of support for the deferred tax asset from tax planning strategies can be limited based upon the Company's market capitalization in excess of its book value.

•	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years.
Included in the net deferred tax asset at December 31, 2010 is a $3.1 million deferred tax asset for a $7.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

capital loss carryover that expires in 2014, a $0.2 million deferred tax liability for a $0.6 million potential capital gain related to an installment sale, and a $1.5 million deferred tax asset for a $3.7 million potential capital loss related to the Company's investment in Coldstream. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 26: Subsequent Events” for additional information regarding the sale of the Company's interest in Coldstream. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $4.4 million and $14.5 million at December 31, 2010 and 2009, respectively, attributable to the net deferred tax assets on these capital losses. The net change in the valuation allowance during the year ending December 31, 2010 of $10.1 million is primarily attributable to a reduction of estimated loss carryforwards from the prior year for which there was a full valuation allowance.
Federal loss carryovers totaling $15.9 million at December 31, 2010 are scheduled to expire in tax year 2030. State loss carryovers totaling $35.6 million at December 31, 2010 are scheduled to expire in various tax years: $2.0 million in 2029; $9.6 million in 2030; $21.8 million in 2031; and $2.2 million in 2033. The Company believes that it is more likely than not that the full amount of the federal and state loss carryovers will be utilized before they expire.
Included in the net deferred tax asset at December 31, 2010 is a $1.2 million alternative minimum tax credit carry-forward with an indefinite life and a $1.8 million low-income housing tax credit carry-forward that will expire in various tax years: $0.6 million in 2028; $0.6 million in 2029; and $0.6 million in 2030. The Company believes that it is more likely than not that the full amount of the low-income housing tax credit carryovers will be utilized before they expire.
A reconciliation of the beginning and ending amount of unrecognized tax benefits under the provisions of ASC 740-10, Income Taxes, is as follows:

	2010	2009	2008
	(In thousands)
Balance at January 1	$350	$350	$1,142
Additions based on tax positions related to the current year	127	97	166
Additions based on tax positions taken in prior years	—	—	—
Decreases based on tax positions taken in prior years	—	—	(850)
Expiration of statute of limitations	—	(97)	(108)
Acquisition of Charter	—	—	—
Balance at December 31	$477	$350	$350
The amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.4 million at December 31, 2010 and $0.3 million at both December 31, 2009 and December 31, 2008. The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. Interest and penalties recognized as part of the Company's income tax expense was not material for the years ending December 31, 2010, 2009 and 2008.
Income tax returns filed for the tax years ended December 31, 2009, 2008, 2007 and 2006 remain subject to examination by the Internal Revenue Service and various other state tax authorities. The Company is currently under examination by the Internal Revenue Service for the tax year ended December 31, 2008. The Company believes it is reasonably possible that the settlement of this examination will occur within the next twelve months and as a result, the liability for unrecognized tax benefits may decrease by a range estimated at $0.1 to $0.2 million. The Company believes the resolution of this examination will not have a significant impact to the effective tax rate.

18.	EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. The assets of the Charter Bank 401(k) plan and the Davidson Trust Company 401(k) plan were merged into this Plan during 2010. The employees of BOS joined the Plan as new participants on January 1, 2009. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.5 million, $2.3 million, and $2.7 million, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2010, 2009, and 2008, respectively.
Salary Continuation Plans
Borel maintains a discretionary salary continuation plan for certain officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for Borel. Borel also has a discretionary deferred compensation plan for directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.2 million for each of the years ended December 31, 2010, 2009, and 2008. The amount recognized in other liabilities in the consolidated balance sheets was $2.0 million and $2.2 million at December 31, 2010 and 2009, respectively. Borel has purchased life insurance contracts to help fund these plans. Borel has single premium life insurance policies with cash surrender values totaling $5.8 million and $5.7 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2010 and 2009, respectively.
FPB maintains a discretionary salary continuation plan for certain officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million, for each of the years ended December 31, 2010, 2009, and 2008. The net amount recognized in other liabilities in the consolidated balance sheets was $1.9 million at both December 31, 2010 and 2009. FPB has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.4 million at both December 31, 2010 and 2009, which is included in other assets in the consolidated balance sheets.
Deferred Compensation Plan
The Company offers a deferred compensation plan that enables certain executives to elect to defer a portion of their compensation. The amounts deferred are excluded from the employee's taxable income and are not deductible for income tax purposes by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The increase in value is recognized as compensation expense. The Company established and funded a Rabbi Trust to offset this liability. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. Increases and decreases in the value of the mutual funds in the Rabbi Trust are recognized in other income in the consolidated statement of operations.
Stock-Based Incentive Plans
At December 31, 2010, the Company has four stock-based compensation plans. These plans encourage and enable the officers, employees, non-employee directors, and other key persons of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company's 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, non-employee directors, and other key persons of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three year cliff vesting period. As of December 31, 2010 the maximum number of shares of stock reserved and available for issuance under the Plan was 3,713,895 shares.
During 2010, the Company adopted the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the "Inducement Plan") for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 600,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2010, the Company issued 477,166 shares under the Inducement Plan and, at December 31, 2010, had 122,834 shares reserved and available for issuance under the Inducement Plan.
The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate; however the Company suspended offering shares under the non-qualified plan during 2010. Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company's common stock on the first or last day of a six month purchase period on The NASDAQ® Stock Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPPs in January and July of each year. As of December 31, 2010, there were 783,389 and 10,508 shares available for issuance in the qualified and non-qualified ESPPs, respectively. There were 216,874 shares issued to participants under the qualified ESPP in 2010. There were 14,666 shares issued to participants under the non-qualified ESPP in 2010.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Stock option and ESPP expense	$2,001	$2,807	$4,293
Nonvested share expense	3,840	2,315	2,525
Subtotal	5,841	5,122	6,818
Tax benefit	2,218	1,800	2,633
Stock-based compensation expense, net of tax benefit	$3,623	$3,322	$4,185
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is determined based on historical volatility of the Company's stock, historical volatility of industry peers, and other factors. The Company uses historical data to estimate employee option exercise behavior and post-vesting cancellation for use in determining the expected life assumption. The risk-free rate is determined on the grant date of each award using the yield on a U.S. Treasury zero-coupon issue with a remaining term that approximates the expected term for the award. The dividend yield is based on expectations of future dividends paid by the Company and the market price of the Company's stock on the date of grant. Compensation expense is recognized using the straight-line method over the vesting period of the option or the retirement eligible date, whichever is shorter. Options issued to retirement eligible employees are expensed on the date of grant.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	61.6%	55.2%	38.4%
Expected dividend yield	0.5%	0.8%	1.2%
Expected term (in years)	6.2	6.4	6.4
Risk-free rate	2.4%	3.2%	3.3%
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2010	4,921,325	$20.33
Granted	406,280	$7.48
Exercised	98,029	$4.83
Forfeited or expired	969,565	$20.37
Outstanding at December 31, 2010	4,260,011	$19.32	4.83	$454.2
Exercisable at December 31, 2010	3,502,827	$21.77	4.02	$135.4
The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $4.21, $2.58, and $3.57, respectively. The total intrinsic value of options exercised during the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2010, 2009, and 2008 was $0.2 million, less than $0.1 million, and $1.5 million, respectively. As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan that is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock
A summary of the Company's nonvested shares as of December 31, 2010 and changes during the year ended December 31, 2010, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,028,229	$8.95
Granted	1,232,998	$7.43
Vested	153,743	$18.55
Forfeited	163,199	$7.61
Nonvested at December 31, 2010	1,944,285	$7.39
The fair value of nonvested shares is determined based on the closing price of the Company's stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2010, 2009, and 2008 was $7.43, $4.97, and $11.93, respectively. At December 31, 2010, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares that vested during the years ended December 31, 2010, 2009, and 2008 was $2.9 million, $3.7 million, and $3.0 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain executives within the Company and are accounted for in the same manner as restricted stock. At December 31, 2010, there were 277,694 performance shares outstanding, including incentive shares issued to the CEO at his date of hire in July 2010. The amount of the performance shares could increase up to 499,849 shares. If the maximum number of performance shares are issued, the Company would incur an additional $1.5 million of compensation costs related to these additional 222,155 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current information. During 2010, 36,645 shares of unvested performance grants from prior years for certain executives who retired or separated from the Company were forfeited on a pro-rata basis to reflect the time they served as officers of the Company.
Supplemental Executive Retirement Plan
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised in February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. During 2010, the executive officer retired, and the full vesting was accelerated to the actual retirement date by the Company. The estimated actuarial present value of the projected benefit obligation was $8.1 million and $7.5 million at December 31, 2010 and 2009, respectively. The expense associated with the SERP was $0.9 million, $0.5 million, and $1.1 million in 2010, 2009 and 2008, respectively. The discount rate used to calculate the SERP liability was 5.15%, 5.50%, and 5.75% for 2010, 2009 and 2008, respectively.
Charter has a SERP with various current and former executives of Charter. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The actuarial present value of the projected benefit obligation was $3.5 million and $3.1 million at December 31, 2010 and 2009, respectively. The accrued SERP liability was $3.5 million and $3.1 million at December 31, 2010 and 2009, respectively. The expense associated with the SERP was $0.5 million, $0.6 million, and $0.3 million in 2010, 2009 and 2008, respectively. The benefits for each executive under the plan are accrued until the full vesting age of 65. The discount rate used to calculate the SERP liability was 5.99%, 6.50%, and 6.50% for the years 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Insurance	$3,128	$3,025	$2,482
Legal settlement costs	2,450	—	—
Employee travel and meals	2,157	1,932	1,781
OREO and repossessed asset expenses	1,825	2,048	1,470
Other banking expenses	1,507	1,939	1,457
Forms and supplies	1,439	1,415	1,391
Telephone	1,155	1,145	1,098
Publications and dues	949	818	851
Courier and express mail	706	805	957
Postage	699	666	653
Training and education	655	658	691
Correspondent bank charges	488	979	429
Other	2,604	1,695	2,232
Total	$19,762	$17,125	$15,492

20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the three years ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Commitments to originate loans
Variable rate	$66,864	$47,951
Fixed rate	62,388	24,767
Total commitments to originate new loans	$129,252	$72,718
Unadvanced portion of loans and unused lines of credit	$847,319	$831,613
Standby letters of credit	$23,794	$29,432
Forward commitments to sell loans	$23,998	$30,722

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At December 31, 2010	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$81,402	$72,972	$8,430	$—
Government-sponsored entities	263,599	—	263,599	—
Corporate bonds	18,816	—	18,816	—
Municipal bonds	194,048	—	194,048	—
Mortgage-backed securities	234,257	—	234,257	—
Other	3,316	539	2,027	750
Total available for sale securities	795,438	73,511	721,177	750
Derivatives—interest rate customer swaps	4,862	—	4,862	—
Derivatives—customer foreign exchange forward	130	—	130	—
Other investments	10,828	4,723	6,105	—
Liabilities:
Derivatives—interest rate customer swaps (1)	$5,049	$—	$5,049	$—
Derivatives—customer foreign exchange forward (1)	130	—	130	—
Derivatives-junior subordinated debenture interest rate swap (1)	2,342	—	2,342	—
___________________
 (1)    Derivatives-interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.

		Fair value measurements at reporting date using:
	At December 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$184,722	$178,048	$6,674	$—
Government-sponsored entities	188,394	—	188,394	—
Corporate bonds	15,943	—	15,943	—
Municipal bonds	184,544	—	184,544	—
Mortgage-backed securities	311,511	—	308,360	3,151
Other	2,918	412	2,006	500
Total available for sale securities	888,032	178,460	705,921	3,651
Derivatives—interest rate floor	2,646	—	2,646	—
Derivatives—interest rate customer swaps (1)	4,924	—	4,924	—
Other investments	9,628	4,176	5,452	—
Liabilities:
Derivative-interest rate customer swaps (1)	$5,053	$—	$5,053	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

___________________
(1)    Derivatives-interest rate customer swaps (liabilities) is netted with the derivative assets within other assets in the consolidated balance sheets.
At December 31, 2010, available-for-sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Association ("SBA") loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three Community Reinvestment Act (“CRA”) loan funds (which are categorized as other available-for-sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.
At December 31, 2009, available-for-sale securities consisted primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available-for-sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available-for-sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, most of the mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available-for-sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - one mortgage-backed security and two CRA loan funds (which are categorized as other available-for-sale securities) - have unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.
Currently, the Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.
To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
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
Other investments, which are not considered available-for-sale investments, consist of deferred compensation trusts for the benefit of certain employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The remaining other investments categorized as Level 2 consist of the Company's cost-method investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present a rollforward of the Level 3 assets for the periods ended December 31, 2010 and December 31, 2009. The unrealized gains/(losses) on the Level 3 assets included in the table below are included in Accumulated comprehensive income in the consolidated balance sheet.

	Balance at January 1, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at December 31, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$—	$(3,151)	$—	$—	$—
Other available for sale investments	500	250	—	—	—	750
Total Level 3 assets	$3,651	$250	$(3,151)	$—	$—	$750
__________________
(1)    One mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

	Balance at January 1, 2009	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at December 31, 2009
	(In thousands)
Mortgage-backed securities (1)	$—	$3,141	$—	$33	$(23)	$3,151
Other available for sale investments	—	—	500	—	—	500
Total Level 3 assets	$—	$3,141	$500	$33	$(23)	$3,651

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	December 31, 2010	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$32,790	$—	$—	$32,790
Loans held for sale(2)	1,526	—	—	1,526
OREO(3)	2,878	—	—	2,878
	$37,194	$—	$—	$37,194
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2010 that had write-downs in fair value or whose specific reserve changed during 2010.

(2)	One loan in the loans held for sale category had write-downs during 2010.

(3)	Three OREO properties held at December 31, 2010 had write-downs during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2009	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$25,650	$—	$—	$25,650
Loans held for sale(2)	473	—	—	473
OREO(3)	6,129	—	—	6,129
Goodwill and identifiable intangible assets(4)	3,654	—	—	3,654
	$35,906	$—	$—	$35,906
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2009 that had write-downs in fair value or whose specific reserve changed during 2009.

(2)	Two loans in the loans held for sale category at December 31, 2009 had write-downs during 2009.

(3)	Six OREO properties held at December 31, 2009 had write-downs during 2009.

(4)	Goodwill and identifiable intangible assets at one affiliate partner had write-downs during 2009.
Impaired loans include those loans that were adjusted to the fair value of underlying collateral as required under ASC 310. The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan's original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.
The loans held for sale in the tables above represent the portfolio of loans in Southern California transferred to the held for sale category in the third quarter of 2008, which had an adjustment to fair value during the year ended December 31, 2009. The fair value of these loans held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company's agent hired to assist with the sale of the portfolio. Therefore they have been categorized as a Level 3 measurement.
The OREO in the tables above includes those properties that had an adjustment to fair value during the years ended December 31, 2010 and December 31, 2009, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.
The goodwill and identifiable intangible assets in the table above includes the goodwill and identifiable intangible assets at one affiliate that had an adjustment to fair value during the year ended December 31, 2009. The Company utilized a weighted average of the income and market approaches, with 80% from the income and 20% from the market approach, to determine fair value. Therefore they have been categorized as a Level 3 measurement. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 10: Goodwill and Other Intangible Assets” for a detailed discussion of the fair value measurement techniques employed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	December 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$494,439	$494,439	$447,460	$447,460
Held to maturity securities	2,515	2,497	4,501	4,511
Loans, net (including loans held for sale)	4,391,089	4,458,519	4,251,310	4,314,744
Other financial assets	121,977	121,977	123,979	123,979
FINANCIAL LIABILITIES:
Deposits	4,486,726	4,494,884	4,255,219	4,265,309
Securities sold under agreements to repurchase	258,598	262,344	243,377	246,592
Federal Home Loan Bank borrowings	575,682	597,023	555,012	577,705
Junior subordinated debentures	193,645	168,235	193,645	156,568
Other financial liabilities	13,133	13,133	15,588	15,588
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
Loans, net (including loans held for sale)
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in each Bank's local market. The incremental credit risk for non-accrual loans was considered in the determination of the fair value of loans. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments.
Other financial assets
Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.
The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the 2010 net income reported by the respective FHLBs; and the second, third, and fourth quarter 2010 redemptions at par of a portion of FHLB stock held by the Company's Northern California and Southern California Banks (both of which are members of the San Francisco FHLB).
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
Securities sold under agreements to repurchase
The fair value of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Company's incremental borrowing rate for FHLB borrowings with similar maturities.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Company's estimated current incremental borrowing rate for FHLB borrowings of similar maturities.
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2010 and December 31, 2009. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II was based on the present value of cash flows discounted using the current rate for similar securities. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar, and Charter acquisitions approximates book value because of the floating rate nature of the securities.
Other financial liabilities
Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value.
Financial instruments with off-balance sheet risk
The Company's commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.	BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$88,463	$90,195
Investment securities available for sale	—	175,000
Investment in wholly-owned and majority-owned subsidiaries:
Banks	468,840	468,121
Nonbanks	156,082	138,609
Investment in partnerships and trusts	8,850	8,841
Intangible assets, net	586	692
Income tax receivable and deferred	21,519	25,765
Other assets	21,205	23,563
Total assets	$765,545	$930,786
Liabilities:
Deferred acquisition obligations	$4,521	$3,476
Junior subordinated debentures	193,645	193,645
Other liabilities	29,836	32,489
Total liabilities	228,002	229,610
Redeemable Noncontrolling Interests(1)	18,665	50,022
Total Stockholders’ Equity	518,878	651,154
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$765,545	$930,786
___________________

(1)	Represents the maximum redemption value of noncontrolling interests

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2010	2009	2008
	(In thousands)
Income:
Interest income	$610	$1,887	$4,364
Gain on repurchase of debt	—	18,739	22,513
Dividends from subsidiaries:
Banks	9,200	10,000	—
Nonbanks	15,606	17,511	29,782
Other income/ (loss)	910	1,187	(1,866)
Total income	26,326	49,324	54,793
Operating Expense:
Salaries and employee benefits	16,355	13,283	13,878
Professional fees	6,363	6,192	7,785
Interest expense	10,125	12,421	18,488
Warrant expense	—	—	2,233
Impairment of goodwill and intangibles	—	—	3,921
Other expenses	4,594	4,725	5,505
Total operating expense	37,437	36,621	51,810
Income/(loss) before income taxes	(11,111)	12,703	2,983
Income tax expense/ (benefit)	(14,897)	(8,924)	(9,400)
Net income/ (loss) from discontinued operations	3,729	(7,505)	(191,209)
Income/(loss) before equity in undistributed loss of subsidiaries	7,515	14,122	(178,826)
Equity in undistributed earnings/ (loss) of subsidiaries	(18,485)	(8,891)	(209,926)
Net income/(loss) attributable to the Company	$(10,970)	$5,231	$(388,752)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009	December 31, 2008
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$(10,970)	$5,231	$(388,752)
Net income/(loss) from discontinued operations	3,729	(7,505)	(191,209)
Net income/(loss) from continuing operations	(14,699)	12,736	(197,543)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Equity in loss/(earnings) of subsidiaries:
Banks	767	(13,905)	166,729
Nonbanks	(7,088)	(4,715)	13,415
Dividends from subsidiaries:
Banks	9,200	10,000	—
Nonbanks	15,606	17,511	29,782
Reclassification of increase in fair value of warrants	—	—	2,233
Impairment of goodwill and intangibles	—	—	3,921
Gain on the repurchase of debt	—	(18,739)	(22,513)
Decrease/ (increase) in income taxes receivable and deferred	4,246	14,230	(18,532)
Depreciation and amortization	1,378	3,257	5,233
Net decrease/ (increase) in other operating activities	(23,067)	13,905	10,808
Net cash provided by/(used in) operating activities of continuing operations	(13,657)	34,280	(6,467)
Net cash provided by/(used in) operating activities of discontinued operations	3,729	5,195	20,027
Net cash provided by/(used in) operating activities	(9,928)	39,475	13,560
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	(31,525)	(2,744)	(9,521)
Capital investments in subsidiaries:
Banks	(15,000)	(34,000)	(134,702)
Nonbanks	—	—	(1,132)
Intercompany notes repaid from/(issued to) Banks	—	—	214,000
Intercompany notes issued to Nonbanks	—	—	(1,000)
Purchases of investment securities available for sale	(70,000)	(175,000)	—
Sales of investment securities available for sale	245,000	—	—
Cash received from divestitures	—	161,474	—
Net cash (used in)/provided by in other investing activities	(6)	(112)	13
Net cash provided by/(used in) investing activities of continuing operations	128,469	(50,382)	67,658
Net cash provided by/(used in) investing activities of discontinued operations	—	(9,815)	—
Net cash provided by/(used in) investing activities	128,469	(60,197)	67,658
(Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF CASH FLOWS - (Continued)

	December 31, 2010	December 31, 2009	December 31, 2008
	(In thousands)
Cash flows from financing activities:
Repurchase of debt	—	(76,939)	(210,941)
Dividends paid to common stockholders	(2,900)	(2,688)	(8,815)
Dividends paid to preferred stockholders	(3,099)	(7,862)	(851)
Tax effect of stock options exercised	(1,613)	—	—
Net proceeds from issuance/ (paid for repurchase) of Series C Preferred stock, net	(154,000)	—	144,517
Proceeds from issuance of Series A and B Preferred stock, net	—	—	49,063
Proceeds from issuance of warrants, net	—	—	28,418
Proceeds from stock option exercises	474	341	1,452
Proceeds from issuance of common stock, net	37,717	2,728	108,120
Other equity adjustments	3,148	(6,982)	2,757
Net cash provided by/(used in) financing activities of continuing operations	(120,273)	(91,402)	113,720
Net cash provided by/(used in) financing activities of discontinued operations	—	—	291
Net cash provided by/(used in) financing activities	(120,273)	(91,402)	114,011
Net (decrease)/increase in cash and cash equivalents	(1,732)	(112,124)	195,229
Cash and cash equivalents at beginning of year	90,195	202,319	7,090
Cash and cash equivalents at end of year	$88,463	$90,195	$202,319

23. REGULATORY MATTERS
Investment Management and Wealth Advisory
The Company's investment management and wealth advisory businesses are highly regulated, primarily at the federal level by the SEC, National Association of Securities Dealers, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Banking
The Company and its private banking subsidiaries are subject to extensive supervision and regulation by the FRB, the FDIC, which insures the deposits of the Banks to the maximum extent permitted by law, the Massachusetts Commissioner of Banks, the California Department of Financial Institutions, and the Washington State Department of Financial Institutions. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to foster the safety and soundness of the Banks and protect depositors and not for the purpose of protecting stockholders.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks, which are wholly owned subsidiaries of the Company, must each meet specific capital guidelines that involve quantitative measures of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

each Bank's assets and certain off-balance sheet items as calculated under regulatory guidelines. The Banks' respective capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.
Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. The primary items in the Company's Tier I capital include total equity plus qualifying trust preferred securities, less accumulated other comprehensive income, goodwill and intangible assets, and disallowed deferred tax assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
To be categorized as “well capitalized,” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.”
Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” as of December 31, 2010 under the applicable regulations, for supervisory reasons, certain of the Banks, and therefore the Company, are not deemed “well capitalized.”
In 2010, the Company contributed $15.0 million of capital to Borel. This capital contribution was made to comply with the Company's internal minimum capital ratios.
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
The following table presents the Company's and the Banks' amount of regulatory capital and related ratios as of December 31, 2010 and 2009. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Banks. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Banks must be in compliance with these ratios as long as the Company and/or the Banks are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2010
Total risk-based capital
Company	$585,020	14.43%	$324,312	>8.0	$405,390	>10.0
Boston Private Bank	266,082	11.67	182,338	8.0	227,922	10.0
Borel	140,950	11.89	94,821	8.0	118,527	10.0
FPB	51,461	14.83	27,756	8.0	34,695	10.0
Charter	35,324	16.20	17,440	8.0	21,800	10.0
Tier I risk-based capital
Company	528,071	13.03	162,156	4.0	243,234	6.0
Boston Private Bank	237,524	10.42	91,169	4.0	136,753	6.0
Borel	125,724	10.61	47,411	4.0	71,116	6.0
FPB	47,012	13.55	13,878	4.0	20,817	6.0
Charter	32,545	14.93	8,720	4.0	13,080	6.0
Tier I leverage capital
Company	528,071	8.77	240,741	4.0	300,926	5.0
Boston Private Bank	237,524	6.93	137,193	4.0	171,492	5.0
Borel	125,724	7.44	67,628	4.0	84,536	5.0
FPB	47,012	9.36	20,099	4.0	25,123	5.0
Charter	32,545	9.39	13,860	4.0	17,325	5.0
As of December 31, 2009
Total risk-based capital
Company	$759,807	18.95%	$320,763	>8.0	$400,954	>10.0
Boston Private Bank	245,367	12.03	163,202	8.0	204,002	10.0
Borel	159,459	11.73	108,754	8.0	135,943	10.0
FPB	60,241	16.80	28,695	8.0	35,868	10.0
Charter	38,984	19.50	15,995	8.0	19,994	10.0
Tier I risk-based capital
Company	709,417	17.69	160,381	4.0	240,572	6.0
Boston Private Bank	219,851	10.78	81,601	4.0	122,401	6.0
Borel	142,412	10.48	54,377	4.0	81,566	6.0
FPB	55,663	15.52	14,347	4.0	21,521	6.0
Charter	36,397	18.20	7,998	4.0	11,996	6.0
Tier I leverage capital
Company	709,417	11.62	244,189	4.0	305,236	5.0
Boston Private Bank	219,851	6.54	134,537	4.0	168,171	5.0
Borel	142,412	8.66	65,784	4.0	82,230	5.0
FPB	55,663	10.59	21,028	4.0	26,286	5.0
Charter	36,397	9.93	14,660	4.0	18,325	5.0
Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.
As of December 31, 2010, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of December 31, 2010, $180.9 million of the net balance of these trust preferred securities qualified as Tier I capital and $5.6 million qualified as Tier II capital. As of December 31, 2009, all $186.5 million of the net balance of these trust preferred securities qualified as Tier I capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. On March 17, 2009, the FRB announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier I capital elements, net of goodwill. The Company has evaluated the new limits and concluded that they would not have a material impact on the Company's regulatory capital ratios.

24.	LITIGATION AND CONTINGENCIES
Other
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company.

25.	SELECTED QUARTERLY DATA (UNAUDITED)

	2010 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,953	$46,444	$45,017	$44,311
Fees and other income	31,412	27,299	25,633	27,428
Total revenues	76,365	73,743	70,650	71,739
Provision for loan losses	32,551	32,050	14,962	7,615
Operating expense	63,177	60,979	56,665	56,032
Income/ (loss) before income taxes	(19,363)	(19,286)	(977)	8,092
Income tax expense/ (benefit)	(8,172)	(12,412)	(1,202)	2,337
Net income/ (loss) from discontinued operations	1,917	267	1,509	36
Less: Net income attributable to noncontrolling interests	684	629	616	685
Net income/(loss) attributable to the Company	$(9,958)	$(7,236)	$1,118	$5,106
Net earnings/ (loss) per share attributable to the Company’s common stockholders:
Basic and diluted earnings/ (loss) per share (3)	$(0.14)	$(0.10)	$(0.07)	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2009 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$41,057	$39,717	$39,302	$39,409
Fees and other income	42,364	26,523	26,941	30,620
Total revenues	83,421	66,240	66,243	70,029
Provision for loan losses	13,804	9,099	8,730	13,325
Operating expense	57,739	55,936	57,657	51,626
Income/ (loss) before income taxes	11,878	1,205	(144)	5,078
Income tax expense/ (benefit)	2	815	(3)	818
Net income/ (loss) from discontinued operations	31,501	(30,614)	(7,763)	(629)
Less: Net income attributable to noncontrolling interests	1,169	1,136	579	765
Net income/ (loss) attributable to the Company (2)	$42,208	$(31,360)	$(8,483)	$2,866
Net earnings/ (loss) per share attributable to the Company’s common stockholders:
Basic and diluted earnings/ (loss) per share (3)	$0.42	$(0.61)	$(0.24)	$(0.09)
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

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

(3)	Includes the effect of adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common stockholders.

26.	SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued. Pursuant to the requirements of ASC 855, there were no events or transactions during the subsequent event reporting period that required disclosure in the consolidated financial statements, other than the following item:

•
The Company's board of directors has approved a plan to merge the Banks into one consolidated banking entity. While subject to regulatory and related approvals, the Company intends to begin working immediately on a 12-month integration program. On February 2, 2011, Boston Private Bank submitted applications to the FDIC and to the Massachusetts Commissioner of Banks (the “Commissioner”) seeking permission to consolidate the Company's three other depository institutions with Boston Private Bank as the resulting bank. This consolidation is expected to be closed, subject to regulatory approval, late in the second quarter or early in the third quarter of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests in 2009 to comply with new accounting requirements issued by the Financial Accounting Standards Board.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
March 11, 2011

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2010 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

B.	Management's Report on Internal Control Over Financial Reporting
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management's assessment, the Company believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on the criteria established by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. This report can be found on page 136.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting in 2010.

ITEM 9B.	OTHER INFORMATION
On March 10, 2011, the Company amended the terms of the performance vesting restricted stock award agreements granted to (a) Clayton G. Deutsch on July 31, 2010, (b) each of James D. Dawson, David J. Kaye, Margaret W. Chambers and Martha T. Higgins on June 15, 2009 and (c) each of James D. Dawson, David J. Kaye, Margaret W. Chambers, George L. Alexakos and Martha T. Higgins on May 14, 2010. Each amendment provides that, effective as of the applicable grant date, any dividends paid with respect to the shares of restricted stock will be accumulated, and will be subject to the same restrictions, conditions and risk of forfeiture as the shares of restricted stock. Under the amended agreements, any accumulated dividends will be distributed and paid to the executive at such time as, and only to the extent that, the restricted stock award vests.
The amendments to Mr. Deutsch's performance vesting restricted stock award agreements are attached hereto as Exhibit 10.22 and Exhibit 10.24, respectively, and incorporated herein by reference. The form of performance vesting restricted stock award agreements for the other executives is attached as Exhibit 10.14 and incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.	Financial Statements

2.	Financial Schedules
None

3.    Exhibits

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
4.1	Form of Warrant for Purchase of Shares of Common Stock, dated July 22, 2008	8-K	7/24/2008	4.2
4.2	Form of Warrant for Purchase of Shares of Common Stock that may be transferred by BP Holdco, L.P.	S-1	8/6/2010	4.2
4.3	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.54)	8-A	2/2/2011	4.1
10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
10.5	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
10.7	Form of Non-Qualified Stock Option Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
10.9	Form of Restricted Stock Award Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
10.11	Form of Non-Qualified Stock Option Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2
10.12	Form of Time-Based Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
10.13	Form of Amended and Restated Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				X
10.14	Form of Amendment to Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				X
10.15	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
10.16	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
10.17	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2
10.18	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.19	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.2
10.20	Time-Based Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.3
10.21	2009 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.4
10.22
Amendment to 2009 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between the Company and Clayton G. Deutsch
					X
10.23	2010 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.5
10.24
Amendment to 2010 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between the Company and Clayton G. Deutsch
					X
10.25	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
10.26	Borel Private Bank & Trust Company 1998 Stock Option Plan	S-8	12/3/2001	99.1
10.27	First Private Bank & Trust 1994 Stock Option Plan	S-8	3/5/2004	99.1
10.28	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
10.29	Amended and Restated Employment Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.1
10.30	Amended and Restated Supplemental Executive Retirement Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.2
10.31	Change in Control Protection Agreement, effective as of March 19, 1997, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey	10-K	3/13/2002	10.13
10.32	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
10.33	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release, dated March 1, 2005 , by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	3/7/2005	10.1
10.34	Change in Control Protection Agreement, dated March 1, 2005, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	3/7/2005	10.2
10.35	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and James D. Dawson	8-K	2/3/2009	10.1
10.36	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
10.37	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.39	Change in Control Protection Agreement, dated October 27, 2009, by and between Boston Private Financial Holdings, Inc. and George L. Alexakos	8-K	10/28/2009	10.1
10.40	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey	8-K	10/14/2010	10.1
10.41	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/14/2010	10.2
10.42	Consulting Agreement, dated October 22, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/27/2010	10.1
10.43	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.44	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.45	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.46	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.47	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.48	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.49	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee	8-K	7/9/2007	4.1
10.50	Investment Agreement, dated as of July 22, 2008, between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	7/24/2008	10.1
10.51	Amendment No. 1 to Investment Agreement, dated December 15, 2009, by and among Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	12/18/2009	10.1
10.52	Investment Agreement, dated June 18, 2010, by and between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	6/21/2010	10.1
10.53	Warrant Agreement, dated July 22, 2008, between Boston Private Financial Holdings, Inc. and the warrant agent	8-K	7/24/2008	10.2
10.54	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.55	Amended and Restated Commercial Lease, dated June 30, 2004, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc., as amended	10-K	3/12/2010	10.3
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				X
23.1	Consent of KPMG LLP, an independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011
David J. Kaye

/s/ WILLIAM A. GRATRIX	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2011
William A. Gratrix

/s/ STEPHEN M. WATERS	Chairman	March 11, 2011
Stephen M. Waters

/s/ HERBERT S. ALEXANDER	Director	March 11, 2011
Herbert S. Alexander

/s/ EUGENE S. COLANGELO	Director	March 11, 2011
Eugene S. Colangelo

/s/ LYNN THOMPSON HOFFMAN	Director	March 11, 2011
Lynn Thompson Hoffman

/s/ DEBORAH F. KUENSTNER	Director	March 11, 2011
Deborah F. Kuenstner

/s/ JOHN MORTON, III	Director	March 11, 2011
John Morton, III

/s/ WILLIAM J. SHEA	Director	March 11, 2011
William J. Shea

/s/ DR. ALLEN L. SINAI	Director	March 11, 2011
Dr. Allen L. Sinai

/s/ TIMOTHY L. VAILL	Director	March 11, 2011
Timothy L. Vaill