Form 10-K/A
period 2010-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2011-03-29
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K/A
(Amendment No. 1)
__________________________________________________________

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “10-K”). The sole purpose of this Amendment is to refile Exhibit 23.1 in Part IV with corrected file numbers for outstanding registration statements.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

2.	Financial Schedules
None

3.    Exhibits

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K/A
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
4.1	Form of Warrant for Purchase of Shares of Common Stock, dated July 22, 2008	8-K	7/24/2008	4.2
4.2	Form of Warrant for Purchase of Shares of Common Stock that may be transferred by BP Holdco, L.P.	S-1	8/6/2010	4.2
4.3	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.54)	8-A	2/2/2011	4.1
10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
10.5	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
10.7	Form of Non-Qualified Stock Option Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
10.9	Form of Restricted Stock Award Under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
10.11	Form of Non-Qualified Stock Option Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.2
10.12	Form of Time-Based Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
10.13	Form of Amended and Restated Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
10.14	Form of Amendment to Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
10.15	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.16
10.16	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.44
10.17	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.2

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K/A
10.18	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
10.19	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.2
10.20	Time-Based Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.3
10.21	2009 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.4
10.22	Amendment to 2009 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between the Company and Clayton G. Deutsch	10-K	3/11/2011	10.22
10.23	2010 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between the Company and Clayton G. Deutsch	8-K	8/2/2010	10.5
10.24	Amendment to 2010 Performance Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between the Company and Clayton G. Deutsch	10-K	3/11/2011	10.24
10.25	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
10.26	Borel Private Bank & Trust Company 1998 Stock Option Plan	S-8	12/3/2001	99.1
10.27	First Private Bank & Trust 1994 Stock Option Plan	S-8	3/5/2004	99.1
10.28	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
10.29	Amended and Restated Employment Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.1
10.30	Amended and Restated Supplemental Executive Retirement Agreement, dated December 18, 2008, by and between Boston Private Financial Holdings, Inc. and Timothy L. Vaill	8-K	12/23/2008	10.2
10.31	Change in Control Protection Agreement, effective as of March 19, 1997, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey	10-K	3/13/2002	10.13
10.32	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
10.33	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release, dated March 1, 2005 , by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	3/7/2005	10.1
10.34	Change in Control Protection Agreement, dated March 1, 2005, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	3/7/2005	10.2
10.35	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and James D. Dawson	8-K	2/3/2009	10.1
10.36	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
10.37	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K/A
10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
10.39	Change in Control Protection Agreement, dated October 27, 2009, by and between Boston Private Financial Holdings, Inc. and George L. Alexakos	8-K	10/28/2009	10.1
10.40	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey	8-K	10/14/2010	10.1
10.41	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/14/2010	10.2
10.42	Consulting Agreement, dated October 22, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/27/2010	10.1
10.43	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1
10.44	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.45	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.46	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.47	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.48	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.49	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee	8-K	7/9/2007	4.1
10.50	Investment Agreement, dated as of July 22, 2008, between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	7/24/2008	10.1
10.51	Amendment No. 1 to Investment Agreement, dated December 15, 2009, by and among Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	12/18/2009	10.1
10.52	Investment Agreement, dated June 18, 2010, by and between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	6/21/2010	10.1
10.53	Warrant Agreement, dated July 22, 2008, between Boston Private Financial Holdings, Inc. and the warrant agent	8-K	7/24/2008	10.2
10.54	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.55	Amended and Restated Commercial Lease, dated June 30, 2004, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc., as amended	10-K	3/12/2010	10.3
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.	10-K	3/11/2011	21.1
23.1	Consent of KPMG LLP, an independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				X

Exhibit No.	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed with this 10-K/A
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended	10-K	3/11/2011	99.1

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
President and Chief Executive Officer (Principal Executive Officer)