Form 10-Q
period 2011-03-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2011-05-06
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a Smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2011:

Common Stock-Par Value $1.00	76,998,201
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$363,158	$494,439
Investment securities:
Available for sale (amortized cost of $783,277 and $789,471 at March 31, 2011 and December 31, 2010, respectively)	787,833	795,438
Held to maturity (fair value of $0 and $2,497 at March 31, 2011 and December 31, 2010, respectively)	—	2,515
Total investment securities	787,833	797,953
Loans held for sale	2,833	9,145
Total loans	4,456,899	4,480,347
Less: Allowance for loan losses	100,282	98,403
Net loans	4,356,617	4,381,944
Other real estate owned (“OREO”)	11,497	12,925
Stock in Federal Home Loan Banks	45,325	45,846
Premises and equipment, net	26,359	26,642
Goodwill	115,025	115,051
Intangible assets, net	34,363	36,161
Fees receivable	8,322	8,213
Accrued interest receivable	17,142	16,707
Income tax receivable and deferred	92,592	84,641
Other assets	121,243	123,234
Total assets	$5,982,309	$6,152,901
Liabilities:
Deposits	$4,540,190	$4,486,726
Securities sold under agreements to repurchase	127,278	258,598
Federal Home Loan Bank borrowings	494,814	575,682
Junior subordinated debentures	193,645	193,645
Other liabilities	83,930	99,774
Total liabilities	5,439,857	5,614,425
Redeemable Noncontrolling Interests	20,341	19,598
The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at March 31, 2011 and December 31, 2010; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 77,012,314 shares at March 31, 2011 and 76,307,329 shares at December 31, 2010	77,012	76,307
Additional paid-in capital	655,338	652,288
Accumulated deficit	(269,303)	(269,154)
Accumulated other comprehensive income	975	1,348
Total stockholders’ equity	522,111	518,878
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$5,982,309	$6,152,901
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$52,559	$57,866
Taxable investment securities	1,378	1,505
Non-taxable investment securities	1,101	1,325
Mortgage-backed securities	1,807	2,431
Federal funds sold and other	321	443
Total interest and dividend income	57,166	63,570
Interest expense:
Deposits	6,650	10,629
Federal Home Loan Bank borrowings	4,391	5,415
Junior subordinated debentures	1,893	2,490
Other short-term borrowings	521	725
Total interest expense	13,455	19,259
Net interest income	43,711	44,311
Provision for loan losses	13,350	7,615
Net interest income/(loss) after provision for loan losses	30,361	36,696
Fees and other income:
Investment management and trust fees	15,981	14,875
Wealth advisory fees	10,072	9,257
Other banking fee income	1,335	1,271
Gain on sale of investments, net	418	1,432
Gain on sale of loans, net	385	457
Gain/(loss) on OREO, net	110	(409)
Other	1,793	545
Total fees and other income	30,094	27,428
Operating expense:
Salaries and employee benefits	36,772	33,849
Occupancy and equipment	7,343	6,786
Professional services	5,184	4,844
Marketing and business development	1,462	1,511
Contract services and data processing	1,322	1,326
Amortization of intangibles	1,212	1,329
FDIC insurance	2,236	2,087
Restructuring expense	1,982	—
Other	4,192	4,300
Total operating expense	61,705	56,032
Income/(loss) before income taxes	(1,250)	8,092
Income tax expense/(benefit)	(178)	2,337
Net income/(loss) from continuing operations	(1,072)	5,755
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)- (Continued)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Net income/(loss) from discontinued operations	1,670	36
Net income/(loss) before attribution to noncontrolling interests	598	5,791
Less: Net income/ (loss) attributable to noncontrolling interests	747	685
Net income/(loss) attributable to the Company	$(149)	$5,106
Adjustments to net income/(loss) attributable to the Company to arrive at net income/(loss) attributable to common stockholders	$(276)	$(3,468)
Net income/(loss) attributable to common stockholders for earnings/(loss) per share calculation	$(425)	$1,638
Basic and diluted earnings/(loss) per share attributable to common stockholders:
From continuing operations:	$(0.03)	$0.02
From discontinued operations:	$0.02	$—
Total attributable to common stockholders:	$(0.01)	$0.02
Weighted average basic common shares outstanding	74,670,533	67,869,907
Weighted average diluted common shares outstanding	74,670,533	76,474,261

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$651,154
Comprehensive Income/ (Loss):
Net income attributable to the Company	—	—	—	5,106	—	5,106
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(144)	(144)
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(344)	(344)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	(1)	(1)
Total comprehensive income/ (loss) attributable to the Company, net						4,617
Dividends paid to common shareholders: $0.01 per share	—	—	(687)	—	—	(687)
Dividends paid to preferred shareholders	—	—	(1,567)	—	—	(1,567)
Net proceeds from issuance of: 562,481 shares of common stock	562	—	3,176	—	—	3,738
Repurchase of 50,000 shares of Series C Preferred Stock	—	(50,000)	—	—	—	(50,000)
Accretion of discount on Series C Preferred stock	—	3,025	(3,025)	—	—	—
Amortization of incentive stock grants	—	—	666	—	—	666
Amortization of stock options and employee stock purchase plan	—	—	309	—	—	309
Stock options exercised	11	—	34	—	—	45
Other equity adjustments	—	—	1,903	2	—	1,905
Balance at March 31, 2010	$69,239	$157,126	$629,810	$(253,078)	$7,083	$610,180
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - (Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	(149)	—	(149)
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(831)	(831)
Change in unrealized gain/ (loss) on cash flow hedges, net	—	—	—	—	416	416
Change in unrealized gain/ (loss) on other, net	—	—	—	—	42	42
Total comprehensive income/ (loss) attributable to the Company, net						(522)
Dividends paid to common stockholders: $0.01 per share	—	—	(761)	—	—	(761)
Dividends paid to preferred stockholders	—	—	(73)	—	—	(73)
Net proceeds from issuance of:
711,399 shares of common stock	711	—	4,170	—	—	4,881
Incentive common stock, net of cancellations and forfeitures	(22)	—	22	—	—	—
Amortization of incentive stock grants	—	—	972	—	—	972
Amortization of stock options and employee stock purchase plan	—	—	497	—	—	497
Stock options exercised	16	—	64	—	—	80
Tax deficiency from certain stock compensation awards	—	—	(1,221)	—	—	(1,221)
Other equity adjustments	—	—	(620)	—	—	(620)
Balance at March 31, 2011	$77,012	$58,089	$655,338	$(269,303)	$975	$522,111
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$(149)	$5,106
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	747	685
Net (income)/loss from discontinued operations	(1,670)	(36)
Net income/(loss) from continuing operations	(1,072)	5,755
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,823	4,158
Net income attributable to noncontrolling interests	(747)	(685)
Equity issued as compensation	1,469	975
Provision for loan losses	13,350	7,615
Loans originated for sale	(22,665)	(38,966)
Proceeds from sale of loans held for sale	27,838	42,110
Decrease/(increase) in income tax receivable and deferred	(7,951)	(9,937)
Net decrease/(increase) in other operating activities	(8,392)	(3,815)
Net cash provided by/(used in) operating activities of continuing operations	6,653	7,210
Net cash provided by/(used in) operating activities of discontinued operations	1,670	36
Net cash provided by/(used in) operating activities	8,323	7,246
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(197,222)	(227,067)
Sales	82,102	227,521
Maturities, redemptions, and principal payments	122,014	96,931
Investment securities held to maturity:
Purchases	—	(4,002)
Maturities, sales, and principal payments	—	6,002
(Investments)/distributions in trusts, net	(336)	(205)
(Purchase)/ redemption of Federal Home Loan Banks stock	521	—
Net (increase)/ decrease in portfolio loans	8,910	(60,379)
Proceeds from sale of OREO	4,861	6,519
Proceeds from sale and repayments of non-strategic loan portfolio	1,000	91
Capital expenditures, net of sale proceeds	(1,312)	(1,173)
Cash paid for acquisitions, including deferred acquisition obligations, net of cash acquired	586	(29,691)
Net cash provided by/(used in) investing activities	21,124	14,547
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	53,464	223,576
Net (decrease)/increase in securities sold under agreements to repurchase and other	(131,320)	(124,983)
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	(10,000)	—
Advances of long-term Federal Home Loan Bank borrowings	15,000	10,500
Repayments of long-term Federal Home Loan Bank borrowings	(85,868)	(41,311)
Net proceeds from issuance/ (paid for repurchase) of Series C Preferred stock	—	(50,000)
Dividends paid to common stockholders	(761)	(687)
Dividends paid to preferred stockholders	(73)	(1,567)
Tax deficiency from certain stock compensation awards	(1,221)	—
Proceeds from stock option exercises	80	45
Proceeds from issuance of common stock, net	591	435
Other equity adjustments	(620)	1,905
Net cash provided by/(used in) financing activities	(160,728)	17,913
Net increase/(decrease) in cash and cash equivalents	(131,281)	39,706
Cash and cash equivalents at beginning of year	494,439	447,460
Cash and cash equivalents at end of period	$363,158	$487,166
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$13,623	$20,224
Cash paid for income taxes, net of (refunds received)	13,605	11,851
Change in unrealized gain/(loss) on securities available for sale, net of tax	(831)	(144)
Change in unrealized gain/(loss) on cash flow hedges, net of tax	416	(344)
Change in unrealized gain/(loss) on other, net of tax	42	(1)
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at amortized cost	2,515	—
Loans transferred into other real estate owned from held for sale or portfolio	3,311	6,348
Loans transferred into/(out of) held for sale from/(to) portfolio	(526)	—
Equity issued for acquisitions, including deferred acquisition obligations	4,290	3,303

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.     Basis of Presentation and Summary of Significant Accounting Policies
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a bank holding company with three reportable segments: Private Banking, Investment Management, and Wealth Advisory. The Private Banking segment has four consolidated affiliate partners, consisting of Boston Private Bank & Trust Company (“Boston Private Bank”), Borel Private Bank & Trust Company (“Borel”), First Private Bank & Trust (“FPB”), and Charter Private Bank (“Charter”) (together, the “Banks”). The Investment Management segment has two consolidated affiliate partners, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC (“DGHM”) and Anchor Capital Holdings, LLC (“Anchor”) (together, the “Investment Managers”). The Wealth Advisory segment has three consolidated affiliate partners, consisting of KLS Professional Advisors Group, LLC (“KLS”), Bingham, Osborn & Scarborough, LLC (“BOS”), and Davidson Trust Company (“DTC”) (together, the “Wealth Advisors”). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011.
On March 31, 2011, Boston Private Bank received regulatory approval from the Federal Deposit Insurance Corporation (the "FDIC") to merge, as the surviving bank, with Borel, FPB, and Charter. Boston Private Bank received approval from the Massachusetts Commissioner of Banks for the merger on March 28, 2011. The bank merger is expected to close in the second quarter of 2011 and, as previously announced, the Company has already begun implementing a 12-month integration plan.
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
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). Prior periods’ amounts are reclassified whenever necessary to conform to the current periods’ presentation.
The Company’s significant accounting policies are described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$(1,072)	$5,755
Less: Net income attributable to noncontrolling interests	747	685
Net income/ (loss) from continuing operations attributable to the Company	(1,819)	5,070
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(203)	1,124
Accretion of discount on Series C Preferred stock (2)	—	(3,025)
Dividends on preferred securities	(73)	(1,567)
Total adjustments to income attributable to common stockholders	(276)	(3,468)
Net income/ (loss) from continuing operations attributable to common stockholders	(2,095)	1,602
Net income/ (loss) from discontinued operations	1,670	36
Net income/ (loss) attributable to common stockholders	$(425)	$1,638
Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	74,670,533	67,869,907
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$(0.03)	$0.02
Discontinued operations	$0.02	$—
Total attributable to common stockholders	$(0.01)	$0.02
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common stockholders	$(2,095)	$1,602
Dividends paid on Series B Convertible Preferred securities	—	73
Net income/ (loss) from continuing operations attributable to common stockholders, after assumed dilution	(2,095)	1,675
Net income/ (loss) from discontinued operations	1,670	36
Net income/ (loss) attributable to common stockholders, after assumed dilution	$(425)	$1,711
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	74,670,533	67,869,907
Dilutive effect of:
Stock options, stock grants and other (3)	—	501,887
Warrants to purchase common stock (3)	—	265,896
Contingently issuable shares	—	575,480
Series B Convertible Preferred Stock (3)	—	7,261,091
Dilutive common shares	—	8,604,354
Weighted average diluted common shares outstanding (4)	74,670,533	76,474,261
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$(0.03)	$0.02
Discontinued operations	$0.02	$—
Total attributable to common stockholders	$(0.01)	$0.02
Dividends per share declared on common stock	$0.01	$0.01

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

_____________________

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption values from period to period reduces income attributable to common stockholders. Decreases in redemption value from period to period increase income attributable to common stockholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similar to a preferred stock dividend and reduced income attributable to common stockholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(3)
The diluted EPS computations for the three months ended March 31, 2011 and 2010 do not assume conversion of the convertible trust preferred securities. The diluted EPS computation for the three months ended March 31, 2011 additionally does not assume: the conversion of the Series B Preferred stock, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants issued to an affiliate of The Carlyle Group, because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,860	1,860
Conversion of the Series B Preferred stock (b)	7,261	—
Exercise or contingent issuance of options or other dilutive securities (c)	725	—
Exercise or contingent issuance of warrants (d)	259	—
Total potential common shares	10,105	1,860
(a)     If the effect of the conversion of the convertible trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million for each of the three month periods ended March 31, 2011, and 2010, respectively, would have been added back to net income/ (loss) attributable to common stockholders for diluted EPS computations for the periods presented.
(b)    If the effect of the conversion of the Series B Preferred stock would have been dilutive, for the three month period ended March 31, 2011, preferred dividends related to the Series B Preferred stock of $0.1 million for the that period would have been added back to net loss attributable to common shareholders for diluted EPS computations for the period presented.
(c)    Stock options and unvested restricted stock outstanding at period end whose respective exercise prices and grant prices were greater than the average market price of the common shares during the reported periods were not included in the computation of diluted EPS or in the above anti-dilution table. Shares excluded from the diluted EPS computation amounted to 3.8 million and 4.2 million for the three month periods ended March 31, 2011, and 2010, respectively.
(d)    Warrants to purchase approximately 2.9 million shares of common stock (the TARP warrants) were outstanding at March 31, 2011, and 2010, respectively, but were not included in the computations of diluted EPS, or in the table above, because the warrants' exercise price was greater than the average market price of the common shares for each of the reported years.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.    Reportable segments
Management Reporting
The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. “Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment Chief Executive Officers.
Reconciliation of Reportable Segment Items
The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three months ended March 31, 2011 and March 31, 2010. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended March 31,
	Net interest income		Non-interest income		Total revenues
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks	$45,509	$46,546	$8,600	$8,814	$54,109	$55,360
Total Investment Managers	33	37	10,132	9,152	10,165	9,189
Total Wealth Advisors	5	—	10,071	9,257	10,076	9,257
Total Segments	45,547	46,583	28,803	27,223	74,350	73,806
Holding Company and Eliminations	(1,836)	(2,272)	1,291	205	(545)	(2,067)
Total Company	$43,711	$44,311	$30,094	$27,428	$73,805	$71,739

	For the three months ended March 31,
	Non-interest expense		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks	$38,274	$35,293	$(274)	$3,874	$2,759	$8,578
Total Investment Managers	7,885	7,303	737	830	1,543	1,056
Total Wealth Advisors	8,093	7,324	697	702	1,286	1,231
Total Segments	54,252	49,920	1,160	5,406	5,588	10,865
Holding Company and Eliminations	7,453	6,112	(1,338)	(3,069)	(6,660)	(5,110)
Total Company	$61,705	$56,032	$(178)	$2,337	$(1,072)	$5,755

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended March 31,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (1)		Amortization of intangibles
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks	$—	$—	$2,759	$8,578	$56	$86
Total Investment Managers	380	363	1,163	693	830	869
Total Wealth Advisors	367	322	919	909	326	347
Total Segments	747	685	4,841	10,180	1,212	1,302
Holding Company and Eliminations	—	—	(4,990)	(5,074)	—	27
Total Company	$747	$685	$(149)	$5,106	$1,212	$1,329

	As of March 31,
	Assets		AUM (2)
	2011	2010	2011	2010
	(In thousands)		(In millions)
Total Banks	$5,775,955	$5,768,263	$3,670	$3,582
Total Investment Managers	114,682	114,038	8,437	7,329
Total Wealth Advisors	76,489	71,087	8,085	7,445
Total Segments	5,967,126	5,953,388	20,192	18,356
Holding Company and Eliminations	15,183	81,004	(20)	(18)
Total Company	$5,982,309	$6,034,392	$20,172	$18,338
___________________

(1)
Net income/ (loss) from discontinued operations for the three months ended March 31, 2011, and 2010 of $1.7 million and less than $0.1 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(2)	"AUM" represents Assets Under Management and Advisory at the affiliates.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At March 31, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$40,290	$78	$(97)	$40,271
Government-sponsored entities	288,204	920	(1,527)	287,597
Corporate bonds	18,712	10	(121)	18,601
Municipal bonds	191,000	2,369	(570)	192,799
Mortgage backed securities (1)	241,850	4,694	(1,344)	245,200
Other	3,221	169	(25)	3,365
Total	$783,277	$8,240	$(3,684)	$787,833

At December 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$81,444	$22	$(64)	$81,402
Government-sponsored entities	263,460	1,278	(1,139)	263,599
Corporate bonds	18,881	39	(104)	18,816
Municipal bonds	192,139	2,934	(1,025)	194,048
Mortgage backed securities (1)	230,352	5,334	(1,429)	234,257
Other	3,195	151	(30)	3,316
Total	$789,471	$9,758	$(3,791)	$795,438
Held to maturity securities at amortized cost:
U.S. government and agencies	$586	$—	$—	$586
Government-sponsored entities	1,429	5	(23)	1,411
Other	500	—	—	500
Total	$2,515	$5	$(23)	$2,497
___________________

(1)	Most mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, as of March 31, 2011:

	Available for Sale Securities (1)
	Amortized cost	Fair value
	(In thousands)
Within one year	$68,408	$68,827
After one, but within five years	411,968	413,306
After five, but within ten years	70,105	69,931
Greater than ten years	232,796	235,769
Total	$783,277	$787,833
___________________

(1)	Certain securities are callable before their final maturity.
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Proceeds from sales	$82,102	$227,521
Realized gains	656	1,463
Realized losses	(238)	(31)
The following tables set forth information regarding securities at March 31, 2011 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
Available for sale securities
U.S. government and agencies	$11,888	$(97)	$—	$—	$11,888	$(97)	5
Government-sponsored entities	165,328	(1,527)	—	—	165,328	(1,527)	42
Corporate bonds	13,301	(121)	—	—	13,301	(121)	3
Municipal bonds	57,203	(570)	—	—	57,203	(570)	35
Mortgage backed securities	110,874	(1,344)	—	—	110,874	(1,344)	40
Other	25	(2)	92	(23)	117	(25)	17
Total	$358,619	$(3,661)	$92	$(23)	$358,711	$(3,684)	142
The U.S. government and agencies security, government-sponsored entities securities, and mortgage backed securities in the table above had a Moody’s credit rating of AAA or a Standard and Poor’s credit rating of Aaa. One corporate bond in the table above had Moody’s credit rating of A2, while the other two had Moody’s credit ratings of BBB. Most of the municipal bonds in the table above had a Moody’s credit ratings of at least Aa1 or Standard and Poor’s credit rating of at least AA, while one municipal bond was not rated. The other securities consisted of equity securities.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

These investments are not considered other-than-temporarily impaired for the following reasons: the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality, the Company has no current intent to sell these securities nor is it more likely than not that they will have to sell these securities before recovery of their amortized cost basis. Decisions to hold or sell securities are influenced by the need for liquidity at the Banks, alternative investments, risk assessment, and asset liability management. No impairment losses were recognized through earnings related to available for sale securities during the three month periods ended March 31, 2011 or 2010.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at March 31, 2011. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $21.2 million and $19.6 million in cost method investments included in other assets at March 31, 2011 and December 31, 2010, respectively.

5.    Fair Value Measurements
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At March 31, 2011	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$40,271	$28,332	$11,939	$—
Government-sponsored entities	287,597	—	287,597	—
Corporate bonds	18,601	—	18,601	—
Municipal bonds	192,799	—	192,799	—
Mortgage-backed securities	245,200	—	245,200	—
Other	3,365	596	2,019	750
Total available for sale securities	787,833	28,928	758,155	750
Derivatives—interest rate customer swaps	4,057	—	4,057	—
Derivatives—customer foreign exchange forward	226	—	226	—
Other investments	11,693	5,058	6,635	—
Liabilities:
Derivatives—interest rate customer swaps (1)	$4,215	$—	$4,215	$—
Derivatives—customer foreign exchange forward (1)	226	—	226	—
Derivatives-junior subordinated debenture interest rate swap (1)	1,631	—	1,631	—
___________________
 (1)    Derivatives-interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	At December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$81,402	$72,972	$8,430	$—
Government-sponsored entities	263,599	—	263,599	—
Corporate bonds	18,816	—	18,816	—
Municipal bonds	194,048	—	194,048	—
Mortgage-backed securities	234,257	—	234,257	—
Other	3,316	539	2,027	750
Total available for sale securities	795,438	73,511	721,177	750
Derivatives - interest rate customer swaps	4,862	—	4,862	—
Derivatives - customer foreign exchange forward	130	—	130	—
Other investments	10,828	4,723	6,105	—
Liabilities:
Derivatives - interest rate customer swaps (1)	$5,049	$—	$5,049	$—
Derivatives - customer foreign exchange forward (1)	130	—	130	—
Derivatives - junior subordinated debenture interest rate swap (1)	2,342	—	2,342	—
___________________
(1)    Derivatives - interest rate customer swaps (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.
At March 31, 2011 and December 31, 2010, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Association ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three Community Reinvestment Act (“CRA”) loan funds (which are categorized as other available-for-sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.
Currently, the Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities” for further details.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

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
The following tables present a rollforward of the Level 3 assets for the periods ended March 31, 2011 and December 31, 2010. The unrealized gains/ (losses) on the Level 3 assets included in the table below are included in Accumulated comprehensive income in the consolidated balance sheet.

	Balance at January 1, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at March 31, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at January 1, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at December 31, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$—	$(3,151)	$—	$—	$—
Other available for sale investments	500	250	—	—	—	750
Total Level 3 assets	$3,651	$250	$(3,151)	$—	$—	$750
_______________________________
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2011	Fair value measurements recorded during the quarter:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$26,022	$—	$—	$26,022
OREO(2)	3,186	—	—	3,186
	$29,208	$—	$—	$29,208
___________________

(1)	Collateral-dependent impaired loans held at March 31, 2011 that had write-downs in fair value or whose specific reserve changed during the first quarter of 2011.

(2)	Two OREO properties held at March 31, 2011 had write-downs during the first quarter of 2011.

	December 31, 2010	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$32,790	$—	$—	$32,790
Loans held for sale(2)	1,526	—	—	1,526
OREO(3)	2,878	—	—	2,878
	$37,194	$—	$—	$37,194
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2010 that had write-downs in fair value or whose specific reserve changed during 2010.

(2)	One loan in the loans held for sale category had write-downs during 2010.

(3)	Three OREO properties held at December 31, 2010 had write-downs during 2010.
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
The loan held for sale in the table above represents the last loan in Southern California transferred to the held for sale category in the third quarter of 2008, which had an adjustment to fair value during the year ended December 31, 2010. The fair value of this loan held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company's agent hired to assist with the sale of the loan. Therefore the loan has been categorized as a Level 3 measurement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The OREO in the tables above includes those properties that had an adjustment to fair value during the periods ended March 31, 2011 and December 31, 2010, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.
The following table presents the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	March 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$363,158	$363,158	$494,439	$494,439
Held to maturity securities	—	—	2,515	2,497
Loans, net (including loans held for sale)	4,359,450	4,411,766	4,391,089	4,458,519
Other financial assets	122,329	122,329	121,977	121,977
FINANCIAL LIABILITIES:
Deposits	4,540,190	4,547,338	4,486,726	4,494,884
Securities sold under agreements to repurchase	127,278	130,606	258,598	262,344
Federal Home Loan Bank borrowings	494,814	513,983	575,682	597,023
Junior subordinated debentures	193,645	172,470	193,645	168,235
Other financial liabilities	12,916	12,916	13,133	13,133
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
Held to maturity securities
The fair value presented for securities are based on quoted market prices received from third party pricing services, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments, quotations, or analysis of estimated future cash flows. As of January 1, 2011, the Company reclassified its held to maturity investments to available for sale investments and other assets. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 5: Investment Securities" for further details.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

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
The Company carries the FHLB stock at the original cost basis (par value). Each of our Banks is a member of its local FHLB located in either Boston, Seattle, or San Francisco. At each period end, the Company evaluates its investment in the respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the 2010 net income reported by the respective FHLBs; and the 2010 and first quarter 2011 redemptions at par of a portion of FHLB stock held by the Company's Northern California and Southern California Banks (both of which are members of the San Francisco FHLB).
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at March 31, 2011 and December 31, 2010. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar Private Bank and Trust Company ("Gibraltar") (acquired as part of the 2005 acquisition of Gibraltar which was subsequently sold in 2009), and Charter acquisitions approximates book value because of the floating rate nature of the securities.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

6.    Loans Receivable and Credit Quality
The Banks’ lending activities are conducted principally in New England, Northern and Southern California, and the Pacific Northwest. The Banks originate single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. The Banks also purchase high quality residential mortgage loans as a way to increase volumes more efficiently. Most loans are secured by borrowers’ personal or business assets. The ability of the Banks’ single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Banks’ lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Banks’ loan portfolio is susceptible to changing conditions in the New England, Northern and Southern California, and the Pacific Northwest economies and real estate markets.
The following table presents a summary of the loan portfolio based on portfolio segment.

	As of March 31, 2011	As of December 31, 2010
	(In thousands)
Commercial and industrial loans	$668,402	$658,147
Commercial real estate loans	1,649,487	1,698,086
Construction and land loans	126,408	150,702
Residential mortgage loans	1,714,530	1,673,934
Home equity loans	155,217	158,430
Consumer and other loans	142,855	141,048
Total Loans	$4,456,899	$4,480,347
The following table presents non-accrual loans receivable by class of receivable:

	As of March 31, 2011	As of December 31, 2010
	(In thousands)
Commercial and industrial
Secured	$9,708	$8,583
Unsecured	—	—
Commercial real estate	75,137	66,518
Construction and land (1)	9,795	15,323
Residential	14,522	14,111
Home equity	756	799
Consumer
Secured	—	—
Unsecured	1,318	131
Total	$111,236	$105,465
___________________

(1)
Non-accrual construction and land loans at December 31, 2010 do not include one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio of $1.5 million. This loan was transferred to the Company's loan portfolio during the first quarter of 2011, and is on non-accrual status at March 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Banks' general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2011 or December 31, 2010. The Banks' general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The following tables present an age analysis of loans receivable by class of receivable:

	March 31, 2011
	Accruing Past Due			Non-Accrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	Over 89 Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial
Secured	$1,296	$—	$1,296	$2,040	$1,731	$5,937	$9,708	$605,216	$616,220
Unsecured	—	151	151	—	—	—	—	52,031	52,182
Commercial real estate	8,435	16,822	25,257	44,146	6,313	24,678	75,137	1,549,093	1,649,487
Construction and land	593	2,542	3,135	3,206	—	6,589	9,795	113,478	126,408
Residential	5,274	—	5,274	6,139	1,358	7,025	14,522	1,694,734	1,714,530
Home equity	1,919	—	1,919	462	294	—	756	152,542	155,217
Consumer
Secured	95	—	95	—	—	—	—	123,839	123,934
Unsecured	1	11	12	1,318	—	—	1,318	17,591	18,921
Total	$17,613	$19,526	$37,139	$57,311	$9,696	$44,229	$111,236	$4,308,524	$4,456,899

	As of December 31, 2010
	Accruing Past Due
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Non-Accrual Loans (1) (2)	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial
Secured	$4,470	$2,637	$7,107	$8,583	$597,173	$612,863
Unsecured	349	—	349	—	44,935	45,284
Commercial real estate	4,463	5,983	10,446	66,518	1,621,122	1,698,086
Construction and land	—	—	—	15,323	135,379	150,702
Residential	6,050	503	6,553	14,111	1,653,270	1,673,934
Home equity	237	—	237	799	157,394	158,430
Consumer
Secured	9	—	9	—	119,414	119,423
Unsecured	10	34	44	131	21,450	21,625
Total	$15,588	$9,157	$24,745	$105,465	$4,350,137	$4,480,347

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

___________________

(1)
Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio. The loan was transferred to the Company's loan portfolio during the first quarter of 2011 and is on non-accrual status at March 31, 2011.

(2)
Of the $105.5 million of non-accrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 90 days past due.

Non-performing and delinquent loans are affected by factors such as the economic conditions in the Banks' geographic regions and interest rates. These factors, as well as others, are generally not within the Company's control. A decline in the fair values of the collateral for the non-performing loans could result in additional future provision for loan losses depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been upgraded to a performing status within a reasonable amount of time, the Banks continue to obtain newer appraisals, every 12 months or sooner if deemed necessary, especially during periods of declining values. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Credit Quality Indicators
The Banks use a risk rating system to monitor the credit quality of their loan portfolios. A summary of the rating system used by the Banks, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 follows:
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable. See Part II. Item 8. “Financial Statements and Supplementary Data-Note 1: Basis of Presentation and Summary of Significant Accounting Policies, Loans” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a discussion of how the various internal risk grades relate to the likelihood of loss.

	As of March 31, 2011
	Grade or Non-Accrual Status
	Acceptable or Pass	Special Mention	Accruing Substandard	Non-Accrual	Total Loans Receivable
	(In thousands)
Commercial and industrial:
Secured	$561,039	27,029	$18,444	9,708	$616,220
Unsecured	52,053	129	—	—	52,182
Commercial real estate	1,393,732	82,380	98,238	75,137	1,649,487
Construction and land	98,681	13,392	4,540	9,795	126,408
Residential	1,698,423	—	1,585	14,522	1,714,530
Home equity	153,342	697	422	756	155,217
Consumer:
Secured	123,917	—	17	—	123,934
Unsecured	15,067	36	2,500	1,318	18,921
Total	$4,096,254	$123,663	$125,746	$111,236	$4,456,899

	As of December 31, 2010
	By Loan Grade or Non-Accrual Status
	Acceptable or Pass	Special Mention	Accruing Substandard	Non-Accrual Loans (1)	Total
	(In thousands)
Commercial and industrial
Secured	$556,080	$29,698	$18,502	$8,583	$612,863
Unsecured	45,284	—	—	—	45,284
Commercial real estate	1,420,682	135,605	75,281	66,518	1,698,086
Construction and land	115,056	18,083	2,240	15,323	150,702
Residential	1,658,656	196	971	14,111	1,673,934
Home equity	156,605	702	324	799	158,430
Consumer
Secured	118,662	741	20	—	119,423
Unsecured	18,804	2,590	100	131	21,625
Total	$4,089,829	$187,615	$97,438	$105,465	$4,480,347
___________________

(1)
Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio. The loan was transferred to the Company's loan portfolio during the first quarter of 2011 and is on non-accrual status at March 31, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the three months ended March 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial
Secured	$7,933	$8,258	$—	$8,342	$16
Unsecured	—	—	—	—	—
Commercial real estate	55,999	80,938	—	51,174	85
Construction and land	6,019	12,483	—	8,582	—
Residential	7,307	7,658	—	6,960	3
Home equity	625	659	—	620	—
Consumer
Secured	—	—	—	37	—
Unsecured	—	—	—	—	—
Subtotal:	$77,883	$109,996	$—	$75,715	$104
With an allowance recorded:
Commercial and industrial
Secured	$1,635	$1,635	$266	$470	$—
Unsecured	1,312	1,320	284	561	—
Commercial real estate	22,185	29,581	2,630	21,232	—
Construction and land	3,916	4,659	1,009	3,974	—
Residential	4,012	4,012	480	3,917	34
Home equity	131	131	—	131	2
Consumer
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Subtotal:	$33,191	$41,338	$4,669	$30,285	$36
Total
Commercial and industrial
Secured	$9,568	$9,893	$266	$8,812	$16
Unsecured	1,312	1,320	284	561	—
Commercial real estate	78,184	110,519	2,630	72,406	85
Construction and land	9,935	17,142	1,009	12,556	—
Residential	11,319	11,670	480	10,877	37
Home equity	756	790	—	751	2
Consumer
Secured	—	—	—	37	—
Unsecured	—	—	—	—	—
Total	$111,074	$151,334	$4,669	$106,000	$140
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge offs of $38.8 million and historical non-accrual interest paid, which is applied to principal, of $1.5 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial
Secured	$8,529	$9,340	$—
Unsecured	—	—	—
Commercial real estate	52,794	75,203	—
Construction and land	11,291	14,808	—
Residential	6,619	6,898	—
Home equity	799	831	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Subtotal	$80,032	$107,080	$—
With an allowance recorded:
Commercial and industrial
Secured	$54	$54	$54
Unsecured	—	—	—
Commercial real estate	16,736	18,028	3,174
Construction and land	4,032	4,773	1,067
Residential	3,823	3,823	332
Home equity	—	—	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Subtotal	$24,645	$26,678	$4,627
Total:
Commercial and Industrial
Secured	$8,583	$9,394	$54
Unsecured	—	—	—
Commercial real estate	69,530	93,231	3,174
Construction and land	15,323	19,581	1,067
Residential	10,442	10,721	332
Home equity	799	831	—
Consumer
Secured	—	—	—
Unsecured	—	—	—
Total	$104,677	$133,758	$4,627
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge offs of $26.4 million and historical non-accrual interest paid, which is applied to principal, of $2.6 million.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. The amount of impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as a specific reserve in the allocated component of the allowance for loan losses unless a known loss is determined to have occurred, in which case such known loss is charged off.
Loans in the held for sale category are carried at the lower of cost or fair value and are excluded from the allowance for loan losses analysis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are generally included in impaired loans. These TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $26.8 million and $20.1 million at March 31, 2011 and December 31, 2010, respectively.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $100.3 million and $98.4 million at March 31, 2011 and December 31, 2010, respectively. The increased level of allowance for loan losses in 2011 reflects the higher amount of classified loans, recent historical charge-off trends and other qualitative factors such as current economic conditions. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

At and for the three months ended March 31, 2011
(In thousands)
Allowance for loan losses at December 31, 2010 (beginning of period)
Commercial and industrial	$13,438
Commercial real estate	65,760
Construction and land	6,875
Residential	7,449
Home equity	1,231
Consumer	1,478
Unallocated	2,172
Total allowance for loan losses at December 31, 2010 (beginning of period)	98,403
Provision for loan losses
Commercial and industrial	875
Commercial real estate	11,911
Construction and land	282
Residential	619
Home equity	(33)
Consumer	165
Unallocated	(469)
Total provision for loan losses	13,350
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

At and for the three months ended March 31, 2011
(continued)	(In thousands)
Loans charged-off:
Commercial and industrial	$(806)
Commercial real estate	(10,246)
Construction and land	(1,628)
Residential	(195)
Home equity	—
Consumer	(191)
Total charge-offs	(13,066)
Recoveries on loans previously charged-off:
Commercial and industrial	357
Commercial real estate	868
Construction and land	358
Residential	—
Home equity	1
Consumer	11
Total recoveries	1,595
Allowance for loan losses at March 31, 2011 (end of period)
Commercial and industrial	13,864
Commercial real estate	68,293
Construction and land	5,887
Residential	7,873
Home equity	1,199
Consumer	1,463
Unallocated	1,703
Total allowance for loan losses at March 31, 2011 (end of period)	$100,282

At and for the three months ended March 31, 2010
(In thousands)
Allowance for loan losses at December 31, 2009 (beginning of period)	$68,444
Provision for loan losses	7,615
Charge-offs	(5,364)
Recoveries	2,567
Allowance for loan losses at March 31, 2010 (end of period)	$73,262

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables show the Company's allowance for loan losses and loan portfolio at March 31, 2011 and December 31, 2010 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at March 31, 2011 or December 31, 2010.

	Commercial and industrial	Commercial real estate	Construction and land	Residential
	(In thousands)
Allowance for loan losses balance at March 31, 2011 attributable to:
Loans collectively evaluated for impairment	$13,314	$65,663	$4,878	$7,393
Loans individually evaluated for impairment	550	2,630	1,009	480
Total allowance for loan losses	$13,864	$68,293	$5,887	$7,873

Recorded investment (loan balance) at March 31, 2011:
Loans collectively evaluated for impairment	$657,522	$1,571,303	$116,473	$1,703,211
Loans individually evaluated for impairment	10,880	78,184	9,935	11,319
Total Loans	$668,402	$1,649,487	$126,408	$1,714,530

	Home equity	Consumer	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at March 31, 2011 attributable to:
Loans collectively evaluated for impairment	$1,199	$1,463	$1,703	$95,613
Loans individually evaluated for impairment	—	—	—	4,669
Total allowance for loan losses	$1,199	$1,463	$1,703	$100,282

Recorded investment (loan balance) at March 31, 2011:
Loans collectively evaluated for impairment	$154,461	$142,855	$—	$4,345,825
Loans individually evaluated for impairment	756	—	—	111,074
Total Loans	$155,217	$142,855	$—	$4,456,899

	Commercial and industrial	Commercial real estate	Construction and land (1)	Residential
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$13,384	$62,586	$5,808	$7,117
Loans individually evaluated for impairment	54	3,174	1,067	332
Total allowance for loan losses	$13,438	$65,760	$6,875	$7,449

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$649,564	$1,628,556	$135,379	$1,663,492
Loans individually evaluated for impairment	8,583	69,530	15,323	10,442
Total Loans	$658,147	$1,698,086	$150,702	$1,673,934

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Home equity	Consumer	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$1,231	$1,478	$2,172	$93,776
Loans individually evaluated for impairment	—	—	—	4,627
Total allowance for loan losses	$1,231	$1,478	$2,172	$98,403

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$157,631	$141,048	$—	$4,375,670
Loans individually evaluated for impairment	799	—	—	104,677
Total Loans	$158,430	$141,048	$—	$4,480,347
___________________

(1)
Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio. The loan was transferred to the Company's loan portfolio during the first quarter of 2011 and is on non-accrual status at March 31, 2011.

8.    Derivatives and Hedging Activities
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2011 and December 31, 2010.

	March 31, 2011				December 31, 2010
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(1,631)	Other assets	$—	Other liabilities	$(2,342)
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	4,057	Other assets	(4,215)	Other assets	4,862	Other assets	(5,049)
Foreign exchange contracts (1)	Other assets	226	Other assets	(226)	Other assets	130	Other assets	(130)
Total		$4,283		$(6,072)		$4,992		$(7,521)
___________________

(1)
Interest rate products and foreign exchange contracts derivative liabilities are netted with interest rate products and foreign exchange contacts derivative assets within other assets in the consolidated balance sheet.

(2)	For additional details, see Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements.”

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Cash Flow Hedges of Interest Rate Risk
The Company's objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Company has entered into an interest rate swap as part of its interest rate risk management strategy. The Holding Company entered into one interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company's cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising interest rates. The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
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
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services one of the affiliate Banks provides to qualified commercial clients. The Bank affiliate offers certain derivative products directly to such clients. The Bank affiliate economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Bank affiliate had 14 and 18 interest rate swaps, respectively, with aggregate notional amounts of $123.9 million and $182.3 million, respectively, related to this program. As of March 31, 2011 and December 31, 2010, the Bank affiliate also had 10 and 19 foreign currency exchange contracts, respectively, with notional amounts of $6.3 million and $8.3 million, respectively, related to this program.
The tables below present the effect of the Company's derivative financial instruments in the consolidated statement of operations for the three months ended March 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$248	$100	Interest Income	$(463)	$745
Total	$248	$100		$(463)	$745

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Three Months Ended March 31,
		2011	2010
		(In thousands)
Interest rate products	Other income/ expense	$30	$(13)
Foreign exchange contracts	Other income/ expense	12	—
Total		$42	$(13)
The Holding Company and Bank affiliate have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank affiliate could also be declared in default on its derivative obligations. The Bank affiliate and Holding Company were in compliance with these provisions as of March 31, 2011 and December 31, 2010.
The Holding Company and Bank affiliate also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank affiliate fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank affiliate would be required to settle its obligations under the agreements. The Bank affiliate and Holding Company were in compliance with these provisions as of March 31, 2011 and December 31, 2010.
Certain of the Holding Company and Bank affiliate's agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or Bank affiliate's creditworthiness in an adverse manner, the Holding Company or Bank affiliate may be required to fully collateralize its obligations under the derivative instruments. The Bank affiliate and Holding Company were in compliance with these provisions as of March 31, 2011 and December 31, 2010.
As of March 31, 2011 and December 31, 2010, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $6.0 million and $7.6 million, respectively. As of March 31, 2011 and December 31, 2010, the Bank affiliate has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million against its obligations under these agreements. As of March 31, 2011 and December 31, 2010, the Holding Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.2 million and $6.7 million, respectively, against its obligations under these agreements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is reflected under “discontinued operations” in the table below. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table below. The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$(1,250)	$8,092
Income tax expense/ (benefit)	(178)	2,337
Net income/ (loss) from continuing operations	$(1,072)	$5,755
Effective tax rate, continuing operations	14.2%	28.9%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$2,971	$63
Income tax expense/ (benefit)	1,301	27
Net income/ (loss) from discontinued operations	$1,670	$36
Effective tax rate, discontinued operations	43.8%	42.9%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$747	$685
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$747	$685
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$974	$7,470
Income tax expense/ (benefit)	1,123	2,364
Net income/ (loss) attributable to the Company	$(149)	$5,106
Effective tax rate attributable to the Company	115.3%	31.6%
The effective tax rate for continuing operations for the three months ended March 31, 2011 was calculated based on an estimated 2011 annual effective tax rate. The effective tax rate from continuing operations for the three months ended March 31, 2011 was 14.2%, with related tax benefit of $0.2 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the three months ended March 31, 2010 was calculated based on an estimated 2010 annual effective tax rate. The effective tax rate from continuing operations was 28.9%, with related tax expense of $2.3 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes and executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Treasury's Troubled Asset Relief Program's Capital Purchase Program.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

10.    Noncontrolling Interests
Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income allocated to the noncontrolling interest owners was $0.7 million for both three month periods ended March 31, 2011 and 2010, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation. Decreases in redemption value from period to period increase income attributable to common shareholders for purposes of EPS computation, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of updates to ASC 810, Consolidation in the first quarter of 2009.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $20.3 million and $19.6 million are included in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The following table summarizes the estimated maximum redemption amounts by affiliate:

	March 31, 2011	December 31, 2010
	(In thousands)
Anchor	$11,186	$10,723
BOS	5,613	5,613
DTC	1,856	1,866
DGHM	1,686	1,396
Total	$20,341	$19,598

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	March 31, 2011	March 31, 2010
	(In thousands)
Balance at beginning of year	$19,598	$51,850
Net income attributable to noncontrolling interests	747	685
KLS acquisition	—	(29,691)
Redemption value adjustments	(4)	(2,420)
Balance at end of period	$20,341	$20,424

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

11.    Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”), which clarifies guidance related to determining whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted. The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption. The measurement of impairment on a TDR identified under this guidance is effective prospectively. Additionally, pursuant to ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011. The Company is in the process of evaluating the impact of adoption of both ASUs on its results of operations and financial position.

12.    Subsequent Events
The Company evaluated subsequent events through the date the accompanying unaudited interim consolidated financial statements were issued. Pursuant to the requirements of ASC 855, Subsequent Events, there were no events or transactions during the subsequent event reporting period that required disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three months ended March 31, 2011
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities in our investment portfolio; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the integration of the Banks; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, as amended, and updated in the Company's Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the first quarter of 2011. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended March 31,
	2011	2010	Change	% Change
	(In thousands, except per share data)
Total revenues	$73,805	$71,739	$2,066	3%
Provision for loan losses	13,350	7,615	5,735	75%
Total operating expenses	61,705	56,032	5,673	10%
Net income/ (loss) from continuing operations	(1,072)	5,755	(6,827)	nm
Net income attributable to noncontrolling interests	747	685	62	9%
Net income/ (loss) attributable to the Company	(149)	5,106	(5,255)	nm
Earnings/ (loss) per share:
From continuing operations	$(0.03)	$0.02	$(0.05)	nm
From discontinued operations	$0.02	$—	$0.02	nm
Attributable to common stockholders	$(0.01)	$0.02	$(0.03)	nm
The Company recorded a net loss attributable to the Company of $0.1 million in the three months ended March 31, 2011, compared to net income attributable to the Company of $5.1 million in the same period of 2010. The Company recognized a loss per share of $0.01 for the three months ended March 31, 2011, compared to income per share of $0.02 for the same period of 2010.
Key items that affected the Company's first quarter 2011 results include:

▪
An increase in fee income, which includes investment management and trust fees, wealth advisory fees, and other banking fees, of $2.0 million, or 8%, for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to favorable market conditions. The Company's Assets Under Management and Advisory ("AUM") increased $1.8 billion, or 10%, from March 31, 2010 to March 31, 2011.

▪
A flat net interest margin (“NIM”) of 3.18% for each of the three months ended March 31, 2011 and 2010. Decreased cost of funds was offset by lower rates earned on loans, primarily due to a shift in the Company's loan portfolio from commercial real estate and construction and land loans to more stable, yet lower-yielding, residential loans.

▪
Commercial real estate loans decreased 3% and construction and land loans decreased 16%, while residential loans and commercial and industrial loans both increased 2% at March 31, 2011 as compared to December 31, 2010. The Company continues to focus on improving the risk profile of its loan portfolio.

▪
A 10% increase in operating expenses for the three month period ended March 31, 2011 as compared to the same period in 2010, related to increased salaries and employee benefits expense, as well as restructuring charges related to the proposed merger of the Banks, which was announced in January 2011 and received regulatory approval in late March 2011.

The Company's Private Banking segment reported net income attributable to the Company of $2.8 million in the first quarter of 2011, compared to net income attributable to the Company of $8.6 million in the same period of 2010. The $5.8 million, or 68%, decrease in net income was a result of a higher provision for loan losses, higher salaries and employee benefits, and restructuring charges. Additionally, net interest income decreased due primarily to lower yields earned on loans as a result of shifts in the makeup of the portfolio, partially offset by lower rates paid on deposits and borrowings. See Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality” section, below.
The Company's Investment Management segment reported net income attributable to the Company of $1.2 million in the first quarter of 2011, compared to net income attributable to the Company of $0.7 million in the same period of 2010. The $0.5 million, or 68%, increase was primarily due to a $1.0 million, or 10%, increase in investment management and trust fees for the first quarter of 2011 compared to the same period in 2010, partially offset by a $0.4 million, or 9%, increase in salaries and employee benefits expense. The increase in investment management and trust fees was related to a $1.1 billion, or 15%, increase in AUM from March 31, 2010, of which $1.2 billion related to market appreciation, partially offset by $0.1 billion in net outflows.

The Company's Wealth Advisory segment reported net income attributable to the Company of $0.9 million in both the first quarter of 2011and 2010. The flat results were primarily due to a $0.8 million, or 9%, increase in wealth advisory fees, offset by increases in compensation expense and marketing and business development. AUM increased $0.6 billion, or 9%, from March 31, 2010, of which $0.3 billion related to market appreciation and $0.3 billion related to net inflows.

Critical Accounting Policies
Critical accounting policies are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	March 31, 2011	December 31, 2010	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,196,316	$1,338,238	$(141,922)	(11)%
Loans held for sale	2,833	9,145	(6,312)	(69)%
Total loans	4,456,899	4,480,347	(23,448)	(1)%
Less: allowance for loan losses	100,282	98,403	1,879	2%
Net loans	4,356,617	4,381,944	(25,327)	(1)%
Goodwill and intangible assets	149,388	151,212	(1,824)	(1)%
Other assets	277,155	272,362	4,793	2%
Total assets	$5,982,309	$6,152,901	$(170,592)	(3)%
Liabilities and Equity:
Deposits	$4,540,190	$4,486,726	$53,464	1%
Total borrowings	815,737	1,027,925	(212,188)	(21)%
Other liabilities	83,930	99,774	(15,844)	(16)%
Total liabilities	5,439,857	5,614,425	(174,568)	(3)%
Redeemable noncontrolling interests	20,341	19,598	743	4%
Total Company’s stockholders’ equity	522,111	518,878	3,233	1%
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$5,982,309	$6,152,901	$(170,592)	(3)%
Total Assets. Total assets decreased $170.6 million, or 3%, to $6.0 billion at March 31, 2011 from $6.2 billion at December 31, 2010. This decrease was due to decreases in cash, investments, loans, and borrowings, slightly offset by increased income taxes receivable and deferred.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $141.9 million, or 11%, to $1.2 billion, or 20% of total assets at March 31, 2011 from $1.3 billion, or 22% of total assets at December 31, 2010. The decrease was primarily due to the $131.4 million, or 27%, decrease in cash and due from banks, and a $10.1 million, or 1% decrease in investment securities. The decrease in cash and due from banks is primarily due to decreases in securities sold under agreements to repurchase ("repurchase agreements") and decreases in FHLB borrowings. Some commercial bank customers who previously chose repurchase agreements in lieu of deposit products switched to demand deposit accounts as they were 100% insured under the TLGP. The TLGP program ended on December 31, 2010. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. Since deposit growth has outpaced loan growth some of the Banks have reduced the amount of FHLB borrowings.
The majority of the Company's investments are held by the Banks. The Banks' investment policies require management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Banks' overall balance sheet exposure to interest rate risk, while at the same time earning a satisfactory return on the funds invested. The securities in which the Banks may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $0.2 billion of cash proceeds during the first three months of 2011, and $0.2 billion was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities, and the Company's liquidity. The sale of investments resulted in recognized net gains for the three months ended March 31, 2011 of $0.4 million due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $8.2 million of unrealized gains and $3.7 million of unrealized losses at March 31, 2011, compared to $9.8 million of unrealized gains and $3.8 million of unrealized losses at December 31, 2010.
No impairment losses were recognized through earnings related to available for sale securities during the three month periods ended March 31, 2011 and 2010. In addition no impairment losses were recognized through earnings related to held to maturity securities during the three month period ended March 31, 2010. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities' purchase dates. The Company has no intent to sell any securities in an unrealized loss position at March 31, 2011 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company's investment securities.
Loans held for sale. Loans held for sale decreased $6.3 million, or 69%, to $2.8 million at March 31, 2011 from $9.1 million at December 31, 2010. Included in loans held for sale at December 31, 2010 was the one remaining loan in the Company's non-strategic Southern California portfolio loans. This loan was transferred to the Company's loan portfolio during the quarter, as the Company no longer has the intent to sell this loan. Other factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. When mortgage rates are low, the Banks see an increase in the percentage of customer requests for fixed rate mortgage loans as compared to adjustable rate mortgages. The Banks sell the majority of their fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $1.8 million or 1% to $149.4 million at March 31, 2011 from $151.2 million at December 31, 2010. The decrease is primarily due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at March 31, 2011 that there were no triggering events during the first quarter of 2011.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, income tax receivable and deferred, and other assets, increased $4.8 million, or 2%, to $277.2 million at March 31, 2011 from $272.4 million at December 31, 2010. The increase is primarily due to the change in income taxes receivable and deferred, partially offset by decreases in other assets and OREO.
Income taxes receivable and deferred increased $7.9 million, or 9%, to $92.6 million at March 31, 2011 from $84.6 million at December 31, 2010. The increase is due primarily to income tax payments made during the three months ended March 31, 2011. At March 31, 2011, no valuation allowance on the deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income. Should losses continue to occur, there may be a need for a valuation allowance on the deferred tax asset.
OREO decreased $1.4 million, or 11%, to $11.5 million at March 31, 2011 from $12.9 million at December 31, 2010. The decrease is primarily due to sales of OREO properties and write downs, partially offset by new loans transitioning into OREO.
Other assets, which consist primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $2.0 million, or 2%, to $121.2 million at March 31, 2011 from $123.2 million at December 31, 2010. The decrease is primarily due to unrealized losses on derivatives, the settlement of certain receivables, and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $53.4 million, or 1%, to $4.5 billion, at March 31, 2011 from $4.5 billion at December 31, 2010.
The following table shows the composition of the Company's deposits at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,057,079	23%	$972,927	22%
NOW	357,222	8%	415,528	9%
Savings	174,654	4%	172,588	4%
Money market	1,905,933	42%	1,829,881	41%
Certificates of deposit under $100,000 (1)	264,004	6%	275,345	6%
Certificates of deposit of $100,000 or greater	781,298	17%	820,457	18%
Total deposits	$4,540,190	100%	$4,486,726	100%
_________________
(1)    Includes brokered CDs
Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under repurchase agreements, and junior subordinated debentures) decreased $212.2 million, or 21%, to $815.7 million at March 31, 2011 from $1.0 billion at December 31, 2010. Repurchase agreements decreased $131.3 million, or 51%, to $127.3 million at March 31, 2011 from $258.6 million at December 31, 2010. The decrease is primarily due to the large balance at December 31, 2010 when, among its other repurchase relationships, the Company had one large repurchase agreement for a short period of time which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings decreased $80.9 million, or 14%, to $494.8 million at March 31, 2011 from $575.7 million at December 31, 2010. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth, but can also be used as an additional source of liquidity for the Banks. Since deposit growth has exceeded loan growth, some of the Banks have reduced the amount of FHLB borrowings.
Other liabilities. Other liabilities, consisting of accrued interest, accrued bonus, and other accrued expenses, decreased $15.8 million, or 16% to $83.9 million at March 31, 2011 from $99.8 million at December 31, 2010. The decrease is due to payments on 2010 accrued compensation and the reduction in the Company's deferred acquisition obligations to Anchor's minority shareholders as a result of a payment made in the first quarter of 2011 pursuant to the terms of the acquisition agreement.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans decreased $23.4 million, or 1%, to $4.5 billion or 75% of total assets at March 31, 2011 from $4.5 billion, or 73% of total assets at December 31, 2010. Increases in residential loans of $40.6 million, or 2%, and commercial and industrial loans of $10.3 million, or 2%, were offset by decreases in commercial real estate loans of $48.6 million, or 3%, and in construction and land loans of $24.3 million, or 16%. In general, the Company continues to have lower loan growth in 2011 than in previous years as economic conditions have reduced the demand for commercial real estate loans and our Banks have generally reduced or stopped originating construction and land loans. The Company has been focusing more on residential loan growth as a source of high quality earning assets.
The Banks’ loans are affected by the economic and real estate environments in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The Banks primarily serve customers in the geographic region in which they are based. The following table details the Banks’ outstanding loan balance concentrations at March 31, 2011 based on the location of the lender. Net loans from the Holding Company to certain principals of the Company's affiliate partners, loans at the Company's non-banking segments, and inter-company loan eliminations are identified as “Eliminations and other, net.”

	Commercial and Industrial Loans		Commercial Real Estate Loans		Construction and Land Loans		Residential Mortgage Loans		Home Equity and Other Consumer Loans
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$513,875	77%	$644,092	39%	$71,623	57%	$1,196,954	70%	$201,815	68%
Northern California	60,884	9%	728,040	44%	40,245	32%	305,567	18%	71,456	24%
Southern California	54,284	8%	179,996	11%	2,441	2%	161,469	9%	16,567	5%
Pacific Northwest	39,508	6%	97,359	6%	12,099	9%	50,540	3%	6,223	2%
Eliminations and other, net	(149)	—%	—	—%	—	—%	—	—%	2,011	1%
Total	$668,402	100%	$1,649,487	100%	$126,408	100%	$1,714,530	100%	$298,072	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $100.3 million and $98.4 million at March 31, 2011 and December 31, 2010, respectively.
The allowance for loan losses at March 31, 2011 increased $1.9 million, or 2%, from December 31, 2010. The increase in the allowance for loan losses reflects the higher level of classified loans and recent loan charge-offs, particularly in Northern California, and other qualitative risk factors, offset slightly by a change in the mix of loan types in the loan portfolio. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (General Reserve, Allocated Reserves on non-impaired special-mention and substandard loans, and Allocated Reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for further information.
The following table presents a summary by geography of loans charged off, net of recoveries, for the three months ended March 31, 2011 and March 31, 2010, respectively. The geography assigned to the Private Banking data is based on the location of the lender.

	Three months ended March 31,
	2011	2010
	(In thousands)
Net loans charged off/ (recovered):
New England	$1,274	$1,038
Northern California	11,289	1,789
Southern California	(1,086)	(855)
Pacific Northwest	(6)	825
Total net loans charged off	$11,471	$2,797

Net charge-offs of $11.5 million were recorded in the first three months of 2011, compared to $2.8 million in the same period of 2010. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. Economic and business conditions continue to have a significant impact on the loan portfolio. This can be seen in the current economic downturn where, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. For the first three months of 2011, 98% of the net charge-offs related to the Northern California market. Of the $11.5 million in net charge-offs recorded in the first three months of 2011, $9.4 million were in commercial real estate loans, $1.3 million were in construction and land loans, and the balance of $0.8 million was in other loan categories.
Non-performing assets. The Company's non-performing assets include non-accrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Non-performing assets increased $2.8 million, or 2%, to $122.7 million, or 2.05% of total assets at March 31, 2011, from $119.9 million, or 1.95% of total assets at December 31, 2010.
Rollforwards of non-accrual loans for the three month periods ended March 31, 2011 and 2010 are presented in the table below:

	At and for the three months ended March 31,
	2011	2010
	(In thousands)
Non-accrual loans, beginning of year (1)	$105,465	$86,770
Transfers in to non-accrual status	33,350	19,952
Transfers out to OREO	(3,311)	(6,004)
Transfers in from/ (out to) loans held for sale	526	—
Transfers out to accrual status	(608)	(395)
Charge offs	(12,524)	(5,241)
Paid off/ paid down	(11,662)	(10,135)
Non-accrual loans, end of period (2)	$111,236	$84,947
_____________________

(1)
Does not include does not include one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio of $1.5 million at December 31, 2010. This loan was transferred to the Company's loan portfolio during the first quarter of 2011, and is on non-accrual status at March 31, 2011.

(2)	Does not include loans held for sale on non-accrual status of $3.1 million as of March 31, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	March 31, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
New England	$23,314	$25,172
Northern California	66,694	60,373
Southern California (1)	10,818	9,137
Pacific Northwest	10,410	10,783
Total non-accrual loans	$111,236	$105,465
Loans 30-89 days past due and accruing:
New England	$9,890	$12,844
Northern California	26,043	11,219
Southern California	1,206	682
Pacific Northwest	—	—
Total loans 30-89 days past due	$37,139	$24,745
Accruing classified loans:(2)
New England	$25,422	$19,745
Northern California	71,358	62,518
Southern California	20,045	6,802
Pacific Northwest	8,921	8,373
Total accruing classified loans	$125,746	$97,438
_____________________

(1)
Does not include a loan held for sale on non-accrual status of $1.5 million as of December 31, 2010. This loan was transferred to the Company's loan portfolio during the first quarter of 2011, and is on non-accrual status at March 31, 2011.

(2)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income.
Of the $111.2 million of loans on non-accrual status at March 31, 2011, 52% were current on payment of principal and interest. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will discontinue the accrual of interest income and apply any payments received to principal. At December 31, 2010, of the $105.5 million of non-accrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 90 days past due. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for additional detail.
There were no loans past due 90 days or more and still accruing interest at March 31, 2011 or December 31, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	March 31, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
Commercial and industrial	$9,708	$8,583
Commercial real estate	75,137	66,518
Construction and land (1)	9,795	15,323
Residential mortgage	14,522	14,111
Home equity and other consumer	2,074	930
Total non-accrual loans	$111,236	$105,465
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,447	$7,456
Commercial real estate	25,257	10,446
Construction and land	3,135	—
Residential mortgage	5,274	6,553
Home equity and other consumer	2,026	290
Total loans 30-89 days past due	$37,139	$24,745
Accruing classified loans: (2)
Commercial and industrial	$18,444	$18,502
Commercial real estate	98,238	75,281
Construction and land	4,540	2,240
Residential mortgage	1,585	971
Home equity and other consumer	2,939	444
Total accruing classified loans	$125,746	$97,438
_____________________
(1)    Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This was the one remaining property in the Company's non-strategic Southern California loans held for sale portfolio. It was transferred to the Company's loan portfolio during the first quarter of 2011 and is on non-accrual status at March 31, 2011.
(2)    Accruing classified loans include loans that are classified as substandard but are still accruing interest income.
The balance of non-performing assets and accruing classified loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, real estate collateral values, and the Bank's underwriting standards at the time of origination. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the bank's underwriting standard and not be renewed.

Delinquencies. At March 31, 2011, loans with an aggregate balance of $37.1 million, or 0.83% of total loans, were 30-89 days past due, an increase of $12.4 million, or 50%, compared to $24.7 million, or 0.55%, of total loans, at December 31, 2010. The increase in loan delinquencies is primarily related to three commercial real estate loans in the Northern California region. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the customer. The payment performance of delinquent customers can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going on non-accrual status and/or being downgraded to special mention, substandard or doubtful with respect to the loan grade. Downgrades in a loan to special mention, substandard or doubtful ratings will result in additional loan loss provision as the provisions on these loan grades are a multiple of the reserve on pass graded loans. If the loan is downgraded to non-accrual, the loan would generally be considered impaired and an impairment analysis will be performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a pass rated loan. Many past due loans are included with accruing classified loans.
The Banks’ policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $111.1 million as of March 31, 2011, an increase of $6.4 million, or 6%, as compared to $104.7 million at December 31, 2010. At March 31, 2011, $33.2 million of the impaired loans had $4.7 million in specific allocations to the general reserve. The remaining $77.9 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2010, $24.7 million of impaired loans had $4.6 million in specific allocations to the general reserve, and the remaining $80.0 million of impaired loans did not have specific allocations.
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
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of March 31, 2011 or December 31, 2010. The Banks' general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments for a period of six to nine months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are generally included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $26.8 million and $20.1 million at March 31, 2011 and December 31, 2010, respectively. Of the $26.8 million in TDR loans at March 31, 2011, $4.5 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status.
The Banks continue to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Banks obtain updated appraisals on the collateral. Please refer to Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on non-performing loans.

Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Banks' management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as “substandard” or “doubtful” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the disclosure of non-accrual or restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $125.7 million in potential problem loans at March 31, 2011, an increase of $28.3 million, or 29%, as compared to $97.4 million at December 31, 2010.
The increase in accruing classified loans consists primarily of commercial real estate loans which increased by $22.9 million, or 30%, to $98.2 million at March 31, 2011 as compared to $75.3 million at December 31, 2010. There are numerous factors which contributed to this increase including the prolonged economic downturn, higher vacancy rates, lower rental rates, and tenants reducing the amount of space they want to rent. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage. Lastly, declining real estate values due to supply and demand as well as increasing capitalization rates have caused the collateral value of certain commercial real estate properties to be worth less than the loan balance.
Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Banks' geographic regions, and interest rates. These factors are generally not within the Company's control. A decline in the fair values of the collateral for the non-performing assets could result in additional future provision for loan losses depending on the timing and severity of the decline. The Banks continue to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Banks may continue to obtain newer appraisals especially during periods of declining values.

Liquidity
Liquidity is defined as the Company's ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand, commitments, specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company's objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to earnings enhancement opportunities in a changing marketplace.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At March 31, 2011, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $0.7 billion, or 13% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2010. In addition, the Company has access to available borrowings through the FHLB totaling $727.8 million as of March 31, 2011 compared to $739.4 million at December 31, 2010. Combined, this liquidity totals $1.5 billion, or 25% of assets and 32% of total deposits as of March 31, 2011 compared to $1.6 billion, or 26% of assets and 36% of total deposits as of December 31, 2010.

Holding Company Liquidity. The Company and some of the Company's majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 15: Noncontrolling Interests” of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. At March 31, 2011, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was $20.3 million, and is classified on the consolidated balance sheets as redeemable noncontrolling interests.
The Holding Company's primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to capital and debt markets, and private equity investments. Pursuant to a revenue sharing agreement with Westfield, the Holding Company recognized $1.7 million in net income during the three months ended March 31, 2011. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Divestitures and Acquisitions” in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details. Dividends from the Banks are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details.
At March 31, 2011, Holding Company cash and cash equivalents amounted to $81.8 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining nine months of 2011 on the junior subordinated debentures is approximately $5.9 million based on the debt outstanding at March 31, 2011 and estimated interest rates.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining nine months of 2011 for dividends to common stockholders will be approximately $2.3 million. Based on the Company's preferred stock outstanding at March 31, 2011 and the dividend rate, the Company estimates the amount to be paid out in the remaining nine months of 2011 for dividends to preferred stockholders will be approximately $0.2 million.
While the Company believes its current and anticipated capital levels are adequate to support its business, the capital and credit markets have been experiencing prolonged volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength.
Bank Liquidity. Each of the Banks is a member of its regional FHLB, and as such, has access to short and long-term borrowings from those institutions. At March 31, 2011 the Banks had available credit of $727.8 million from the various FHLBs. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Banks totaled $0.7 billion, which equals 13% of the Banks' total assets and 16% of the Banks' total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Banks would lower their liquidity and possibly limit the Banks' ability to grow in the short term. Management believes that the Banks have adequate liquidity to meet their commitments for the foreseeable future.
In addition to the above liquidity, the Banks have access to the Federal Reserve Board's (“FRB”) discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Banks may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.

If the Banks were no longer able to utilize the FHLBs for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB's discount window. In addition, the Banks could increase their usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total Company's stockholders’ equity at March 31, 2011 was $522.1 million, compared to $518.9 million at December 31, 2010, an increase of $3.2 million, or 1%. The increase in the Company's stockholders' equity was primarily the result of the Company’s final deferred acquisition payment made in the first quarter of 2011 to Anchor’s minority shareholders pursuant to the terms of the original Anchor acquisition agreement, and stock compensation, partially offset by the net loss, dividends, and additional tax effects related to stock compensation awards.
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
To be categorized as “well capitalized,” the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Banks cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.”
Although the Company and all of the Banks within the segment maintain capital at levels that would otherwise be considered “well capitalized” as of March 31, 2011 under the applicable regulations, for supervisory reasons, certain of the Banks, and therefore the Company, are not deemed “well capitalized.”

The following table presents the Company's and the Banks' amount of regulatory capital and related ratios as of March 31, 2011 and December 31, 2010. Also presented are the capital guidelines established by the FRB, which pertain to the Company, and by the FDIC, which pertain to the Banks. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Banks must be in compliance with these ratios as long as the Company and/or the Banks are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of March 31, 2011
Total risk-based capital
Company	$589,351	14.64%	$321,953	>8.0	$402,441	>10.0
Boston Private Bank	272,135	11.73	185,554	8.0	231,943	10.0
Borel	133,028	11.92	89,315	8.0	111,644	10.0
FPB	53,914	15.57	27,709	8.0	34,636	10.0
Charter	37,816	17.42	17,362	8.0	21,703	10.0
Tier I risk-based capital
Company	458,009	11.38	160,977	4.0	241,465	6.0
Boston Private Bank	243,070	10.48	92,777	4.0	139,166	6.0
Borel	118,660	10.63	44,658	4.0	66,987	6.0
FPB	49,448	14.28	13,854	4.0	20,781	6.0
Charter	35,055	16.15	8,681	4.0	13,022	6.0
Tier I leverage capital
Company	458,009	7.69	238,336	4.0	297,920	5.0
Boston Private Bank	243,070	7.01	138,717	4.0	173,397	5.0
Borel	118,660	7.47	63,580	4.0	79,476	5.0
FPB	49,448	10.21	19,366	4.0	24,207	5.0
Charter	35,055	9.82	14,285	4.0	17,857	5.0
As of December 31, 2010
Total risk-based capital
Company	$585,020	14.43%	$324,312	>8.0	$405,390	>10.0
Boston Private Bank	266,082	11.67	182,338	8.0	227,922	10.0
Borel	140,950	11.89	94,821	8.0	118,527	10.0
FPB	51,461	14.83	27,756	8.0	34,695	10.0
Charter	35,324	16.20	17,440	8.0	21,800	10.0
Tier I risk-based capital
Company	528,071	13.03	162,156	4.0	243,234	6.0
Boston Private Bank	237,524	10.42	91,169	4.0	136,753	6.0
Borel	125,724	10.61	47,411	4.0	71,116	6.0
FPB	47,012	13.55	13,878	4.0	20,817	6.0
Charter	32,545	14.93	8,720	4.0	13,080	6.0
Tier I leverage capital
Company	528,071	8.77	240,741	4.0	300,926	5.0
Boston Private Bank	237,524	6.93	137,193	4.0	171,492	5.0
Borel	125,724	7.44	67,628	4.0	84,536	5.0
FPB	47,012	9.36	20,099	4.0	25,123	5.0
Charter	32,545	9.39	13,860	4.0	17,325	5.0

Bank regulatory authorities restrict the Banks from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Banks to the Company.
As of March 31, 2011, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of March 31, 2011, $126.5 million of the net balance of these trust preferred securities qualified as Tier I capital and $60.0 million qualified as Tier II capital. As of December 31, 2010, $180.9 million of the net balance of these trust preferred securities qualified as Tier I capital and $5.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
In 2005, the FRB issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the FRB announced the adoption of a final rule that delayed until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities is limited to 25% of Tier I capital elements, net of goodwill. The Company has calculated the Tier I Leverage and Tier I Risk Based capital ratios at March 31, 2011 based on these newly effective regulations. The new regulations caused the Company’s Tier I Leverage and Tier I Risk Based capital ratios to decline as compared to December 31, 2010. The decline was the result of a greater portion of the Company’s trust preferred securities now required to be included in Tier II regulatory capital versus in Tier I previously. The Company’s Tier I Leverage and Tier I Risk Based capital ratios continue to be above the levels required to be well capitalized.

Results of operations for the three months ended March 31, 2011 versus March 31, 2010
Net Income/ (Loss). The Company recorded a net loss from continuing operations for the three months ended March 31, 2011 of $1.1 million, compared to net income of $5.8 million for the three months ended March 31, 2010. Net loss attributable to the Company, which includes income/ (loss) from both continuing and discontinued operations, for the three months ended was $0.1 million March 31, 2011, compared to net income of $5.1 million for the same period in 2010.
The Company recognized a loss per share from continuing operations for the three months ended March 31, 2011 of $0.03 per share, compared to income of $0.02 per share for the same period in 2010. Loss per share attributable to common shareholders, which includes both continuing and discontinued operations, for the three months ended March 31, 2011 was $0.01 per share, compared to income of $0.02 per share for the same period in 2010. Net income/ (loss) from continuing operations in both 2011 and 2010 was offset by charges that reduce income available to common shareholders. Charges that reduce income available to common shareholders include preferred dividends and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $3.2 million to $0.3 million in the first quarter of 2011 from $3.5 million for the same period in 2010. The decrease was primarily due to the 2010 accretion of the beneficial conversion feature of the Series C Preferred stock, which was fully accreted as of June 30, 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common shareholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended March 31,
	2011	2010	% Change
	(In thousands)
Net interest income	$43,711	$44,311	(1)%
Fees and other income	30,094	27,428	10%
Total revenue	73,805	71,739	3%
Provision for loan losses	13,350	7,615	75%
Operating expense	61,705	56,032	10%
Income tax expense/ (benefit)	(178)	2,337	nm
Net income/ (loss) from continuing operations	(1,072)	5,755	nm
Net income/ (loss) from discontinued operations	1,670	36	nm
Less: Net income/ (loss) before attribution to noncontrolling interests	747	685	9%
Net income/ (loss) attributable to the Company	$(149)	$5,106	nm
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on non-accrual status, NIM can decrease since the same assets are earning less income. Loans that are classified as substandard but are still accruing interest income at March 31, 2011 could be placed on non-accrual status if their credit quality declines further.
Net interest income for the three months ended March 31, 2011 was $43.7 million, a decrease of $0.6 million, or 1%, compared to the same period in 2010. The decrease is primarily due to decreased cost of funds, offset by lower rates earned on loans and a shift from commercial loans to more stable, yet lower-yield, residential loans. The NIM was 3.18% for both three month periods ended March 31, 2011 and 2010.

The following tables set forth the composition of the Company's NIM on a FTE basis for the three month periods ended March 31, 2011 and 2010, however the discussion following these tables reflects non-FTE data.

	Three Months Ended
	Average Balance		Interest Income/Expense		Average Yield/Rate
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Earning assets:
Taxable investment securities	$361,211	$264,547	$1,378	$1,505	1.53%	2.28%
Non-taxable investment securities (1)	202,281	183,532	1,654	2,041	3.25%	4.45%
Mortgage-backed securities	235,233	277,559	1,807	2,431	3.07%	3.50%
Federal funds sold and other	533,070	704,504	321	443	0.24%	0.25%
Loans (2):
Commercial, construction and land (2)	2,446,178	2,592,771	32,316	37,587	5.32%	5.76%
Residential Mortgage	1,685,001	1,511,547	18,729	18,886	4.45%	5.00%
Home equity and other consumer	296,259	220,852	2,867	2,459	3.90%	4.48%
Total loans	4,427,438	4,325,170	53,912	58,932	4.89%	5.43%
Total earning assets	$5,759,233	$5,755,312	$59,072	$65,352	4.12%	4.52%
Interest-bearing liabilities:
Deposits	$3,485,150	$3,583,141	$6,650	$10,629	0.77%	1.20%
Borrowed funds	891,679	869,976	6,805	8,630	3.05%	3.97%
Total Interest-Bearing Liabilities	$4,376,829	$4,453,117	$13,455	$19,259	1.24%	1.74%
Net Interest Income - on a Fully Taxable Equivalent Basis (FTE)			$45,617	$46,093
Less: FTE Adjustment			1,906	1,782
Net Interest Income (GAAP Basis)			$43,711	$44,311
Interest Rate Spread					2.88%	2.78%
Net Interest Margin					3.18%	3.18%
________________________
(1)     Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate. The discussion following these tables reflects non-FTE data.
(2)    Includes loans held for sale and non-accrual loans.
Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2011 was $57.2 million, a decrease of $6.4 million, or 10%, compared to the same period in 2010. The decrease was primarily due to lower overall yields and a greater focus on reducing risk in the overall loan portfolio through residential loan growth, where yields and risk are lower than in commercial and industrial loans and commercial real estate.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended March 31, 2011 was $31.0 million, a decrease of $5.6 million, or 15%, compared to the same period in 2010 as a result of a 57 basis point decrease in the average yield and a 6% decrease in the average balance. The decline in the average balances are related to the Banks decreasing their portfolio of construction and land loans and commercial real estate loans due to current economic conditions, as discussed above in Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield is related to the high level of non accrual loans as well as the low interest rate environment.

Interest income on residential mortgage loans for the three months ended March 31, 2011 was $18.7 million, a decrease of $0.2 million, or 1%, compared to the same period in 2010 as a result of a 55 basis point decrease in the average yield, partially offset by a 12% increase in the average balance. The decrease in the yields was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans. The increase in the average balances of residential mortgage loans was primarily due to the organic growth of loan portfolios at the Banks.
Interest income on home equity and other consumer loans for the three months ended March 31, 2011 was $2.9 million, an increase of $0.4 million, or 17%, compared to the same period in 2010, as a result of a 34% increase in the average balance, partially offset by a 58 basis point decrease in average yield. The increase in the average balances of home equity and other consumer loans was primarily due to a reclassification of some consumer loans during the latter portion of 2010.
Investment income, on a non-FTE basis, for the three months ended March 31, 2011 was $4.6 million, a decrease of $1.1 million, or 19%, compared to the same period in 2010, as a result of a 21 basis point decrease in the average yield and a 7% decrease in the average balance. The change in the average balance was primarily due to the Banks managing their liquidity levels and, in some cases, adjusting their investment portfolios. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended March 31, 2011 was $13.5 million, a decrease of $5.8 million, or 30%, compared to the same period in 2010. The decrease was attributed to the decreases in the average rate paid on deposits. Additionally, there was a decrease in the average balances outstanding of certificates of deposit as some of these accounts shifted to more liquid money market accounts.
Interest expense on deposits for the three months ended March 31, 2011 was $6.7 million, a decrease of $4.0 million, or 37%, compared to the same period in 2010, as a result of a 43 basis point decrease in the average rate and a 3% decrease in the average balance. The decrease in average deposits was primarily due to certificates of deposit maturing and rolling into money market accounts. The Banks participated in the TLGP during 2010, which insured all demand deposit checking accounts and certain NOW accounts. The TLGP program ended on December 31, 2010. The decrease in the average rates paid was primarily due to the Banks' ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.
Interest paid on borrowings for the three months ended March 31, 2011 was $6.8 million, a decrease of $1.8 million, or 21%, compared to the same period in 2010, as a result of a 92 basis point decrease in the average rate paid, partially offset by a 3% increase in the average balance. The decrease in the average rate paid related to a decline in rates paid on FHLB and other borrowings, as well as one of the Company's junior subordinated debentures shifting from a fixed to a floating rate at the end of 2010, which resulted in a lower rate paid on that junior subordinated debenture.
Provision for loan losses. The provision for loan losses for the three months ended March 31, 2011 was $13.4 million, an increase of $5.7 million, or 75%, compared to the same period in 2010. The increase was primarily related to the commercial real estate portfolio at the Northern California Bank. In the first quarter of 2011, the Northern California Bank had increased past due and non-accrual loans, as well as a significant portion of the net loans charged off in the quarter. Due to the increased inherent risk of loss related to the downgraded loans, actual charge-offs incurred, or loss factors, additional loan loss provision was needed.
The prolonged economic downturn also had a significant impact on the ability of borrowers to continue making payments. The increase was generally related the increase in problem loan trends and related loan charge-offs or specific reserves, particularly at the Northern California Bank.
The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality” above.

Fees and other income. Fees and other income for the three months ended March 31, 2011 was $30.1 million, an increase of $2.7 million, or 10%, compared to the same period in 2010. The increase is primarily due to increases in investment management and trust fees, wealth advisory fees, and other income.
Investment management and trust fees for the three months ended March 31, 2011 was $16.0 million, an increase of $1.1 million, or 7%, compared to the same period in 2010. The increase is primarily due to the $1.2 billion, or 11% increase in AUM at the Banks and Investment Managers as compared to March 31, 2010, which is composed of $1.3 billion in market appreciation, slightly offset by net outflows of $0.1 billion. AUM as of March 31, 2011 for the Banks and Investment Managers was $12.1 billion. Management fees for the Company's Banks and Investment Management affiliates are typically calculated based on a percentage of AUM.
Wealth advisory fee income for the three months ended March 31, 2011 was $10.1 million, an increase of $0.8 million, or 9%, compared to the same period in 2010. The Company's wealth advisory fee income was also affected by the stabilizing market conditions. AUM as of March 31, 2011, managed by the Wealth Advisors was $8.1 billion, an increase of $0.6 billion, or 9%, compared to March 31, 2010. The increase in AUM is composed of $0.3 billion in both market appreciation and positive net inflows.
Other income for the three months ended March 31, 2011 was $1.8 million, an increase of $1.2 million compared to the same period in 2010. This increase is primarily due to the gain resulting from the January 2011 sale of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investments.
Operating Expense. Operating expense for the three months ended March 31, 2011 was $61.7 million, an increase of $5.7 million, or 10%, compared to the same period in 2010. The increases are primarily related to increases in salaries and employee benefits expense, restructuring expense, and professional services expense.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended March 31, 2011 was $36.8 million, an increase of $2.9 million, or 9%, compared to the same period in 2010. The increase is primarily due to increases in variable and equity compensation, as well as in non-executive salaries.
Professional services for the three months ended March 31, 2011 was $5.2 million, an increase of $0.3 million, or 7%, compared to the same period in 2010. The increase was related to increased legal services due to loan workouts, partially offset by decreased tax service fees.
Restructuring expense for the three months ended March 31, 2011 was $2.0 million. In the first quarter of 2011, the Company announced and received regulatory approval to merge its four private banking affiliates into one consolidated bank under the Boston Private Bank charter. The bank merger is expected to close in the second quarter of 2011.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three months ended March 31, 2011 was a benefit of $0.2 million. The effective tax rate for the three months ended March 31, 2011 was 14.2%, compared to an effective tax rate for the three months ended March 31, 2010 of 28.9%. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”), which clarifies guidance related to determining whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted. The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption. The measurement of impairment on a TDR identified under this guidance is effective prospectively. Additionally, pursuant to ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011. The Company is in the process of evaluating the impact of adoption of both ASUs on its results of operations and financial position.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of March 31, 2011 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On March 11, 2011, the Company issued 603,497 shares of common stock in connection with the deferred acquisition obligation payments related to Anchor. The total equity consideration for this transaction was $4.3 million. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising and informed each purchaser of the securities that the securities had not been registered under the Act and were subject to restrictions on transfer.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson dated March 29, 2011	8-K	3/31/2011	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
May 6, 2011	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
May 6, 2011	David J. Kaye
Executive Vice President and Chief Financial Officer