Form 10-Q
period 2011-06-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2011-08-05
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a Smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2011:

Common Stock-Par Value $1.00	78,031,321
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$472,555	$494,439
Investment securities:
Available for sale (amortized cost of $783,562 and $789,471 at June 30, 2011 and December 31, 2010, respectively)	793,622	795,438
Held to maturity (fair value of $0 and $2,497 at June 30, 2011 and December 31, 2010, respectively)	—	2,515
Total investment securities	793,622	797,953
Loans held for sale	4,625	9,145
Total loans	4,409,440	4,480,347
Less: Allowance for loan losses	98,742	98,403
Net loans	4,310,698	4,381,944
Other real estate owned (“OREO”)	14,485	12,925
Stock in Federal Home Loan Banks	44,785	45,846
Premises and equipment, net	27,279	26,642
Goodwill	115,038	115,051
Intangible assets, net	32,913	36,161
Fees receivable	8,481	8,213
Accrued interest receivable	16,881	16,707
Income tax receivable and deferred	83,163	84,641
Other assets	112,253	123,234
Total assets	$6,036,778	$6,152,901
Liabilities:
Deposits	$4,551,319	$4,486,726
Securities sold under agreements to repurchase	122,448	258,598
Federal Home Loan Bank borrowings	523,695	575,682
Junior subordinated debentures	188,645	193,645
Other liabilities	90,491	99,774
Total liabilities	5,476,598	5,614,425
Redeemable Noncontrolling Interests	21,210	19,598
The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at June 30, 2011 and December 31, 2010; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 77,942,074 shares at June 30, 2011 and 76,307,329 shares at December 31, 2010	77,942	76,307
Additional paid-in capital	654,297	652,288
Accumulated deficit	(254,758)	(269,154)
Accumulated other comprehensive income	3,400	1,348
Total stockholders’ equity	538,970	518,878
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,036,778	$6,152,901
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$54,565	$57,434	$107,123	$115,300
Taxable investment securities	1,391	1,624	2,770	3,129
Non-taxable investment securities	930	1,262	2,031	2,587
Mortgage-backed securities	1,841	1,894	3,648	4,326
Federal funds sold and other	283	277	604	720
Total interest and dividend income	59,010	62,491	116,176	126,062
Interest expense:
Deposits	6,301	9,381	12,951	20,011
Federal Home Loan Bank borrowings	4,261	5,073	8,653	10,489
Junior subordinated debentures	1,905	2,504	3,797	4,994
Other short-term borrowings	519	516	1,040	1,241
Total interest expense	12,986	17,474	26,441	36,735
Net interest income	46,024	45,017	89,735	89,327
Provision/ (credit) for loan losses	(2,190)	14,962	11,160	22,577
Net interest income/(loss) after provision for loan losses	48,214	30,055	78,575	66,750
Fees and other income:
Investment management and trust fees	16,337	15,262	32,420	30,231
Wealth advisory fees	10,277	9,304	20,348	18,562
Other banking fee income	1,287	1,264	2,520	2,441
Gain on repurchase of debt	1,838	—	1,838	—
Gain on sale of investments, net	168	987	586	2,419
Gain on sale of loans, net	1,125	500	1,511	958
Gain/(loss) on OREO, net	844	(1,611)	954	(2,020)
Other	437	(73)	2,230	470
Total fees and other income	32,313	25,633	62,407	53,061
Operating expense:
Salaries and employee benefits	35,867	34,653	72,639	68,501
Occupancy and equipment	7,431	6,696	14,774	13,482
Professional services	5,314	4,324	10,497	9,168
Marketing and business development	1,896	2,042	3,359	3,553
Contract services and data processing	1,388	1,437	2,710	2,763
Amortization of intangibles	1,450	1,339	2,662	2,669
FDIC insurance	1,294	2,266	3,530	4,353
Restructuring expense	4,304	—	6,286	—
Other	3,521	3,908	7,713	8,209
Total operating expense	62,465	56,665	124,170	112,698
Income/(loss) before income taxes	18,062	(977)	16,812	7,113
Income tax expense/(benefit)	4,229	(1,202)	4,051	1,134
Net income/(loss) from continuing operations	13,833	225	12,761	5,979
Net income/(loss) from discontinued operations	1,516	1,509	3,186	1,545
Net income/(loss) before attribution to noncontrolling interests	15,349	1,734	15,947	7,524

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Less: Net income/ (loss) attributable to noncontrolling interests	804	616	1,551	1,301
Net income/(loss) attributable to the Company	$14,545	$1,118	$14,396	$6,223
Adjustments to net income/(loss) attributable to the Company to arrive at net income/(loss) attributable to common stockholders	$(199)	$(6,160)	$(475)	$(9,628)
Net income/(loss) attributable to common stockholders for earnings/(loss) per share calculation	$14,346	$(5,042)	$13,921	$(3,405)
Basic earnings/(loss) per share attributable to common stockholders:
From continuing operations:	$0.17	$(0.09)	$0.15	$(0.07)
From discontinued operations:	$0.02	$0.02	$0.04	$0.02
Total attributable to common stockholders:	$0.19	$(0.07)	$0.19	$(0.05)
Weighted average basic common shares outstanding	75,194,687	68,787,389	74,934,058	68,331,183
Diluted earnings/(loss) per share attributable to common stockholders:
From continuing operations:	$0.15	$(0.09)	$0.13	$(0.07)
From discontinued operations:	$0.02	$0.02	$0.04	$0.02
Total attributable to common stockholders:	$0.17	$(0.07)	$0.17	$(0.05)
Weighted average diluted common shares outstanding	83,264,842	68,787,389	83,114,698	68,331,183

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$651,154
Comprehensive Income/ (Loss):
Net income/(loss) attributable to the Company	—	—	—	6,223	—	6,223
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	1,619	1,619
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(1,274)	(1,274)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	1	1
Total comprehensive income/ (loss) attributable to the Company, net						6,569
Dividends paid to common stockholders	—	—	(1,378)	—	—	(1,378)
Dividends paid to preferred stockholders	—	—	(2,954)	—	—	(2,954)
Net proceeds from issuance of:
562,481 shares of common stock	563	—	3,176	—	—	3,739
4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,322	—	—	27,037
870,787 shares through incentive stock grants	871	—	(871)	—	—	—
Carlyle gross up rights equity receivable	—	—	6,268	—	—	6,268
Repurchase of 154,000 shares of Series C Preferred Stock	—	(154,000)	—	—	—	(154,000)
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	2,367	—	—	2,367
Stock options exercised	10	—	34	—	—	44
Tax deficiency from certain stock compensation awards	—	—	(974)	—	—	(974)
Other equity adjustments	—	—	2,792	2	—	2,794
Balance at June 30, 2010	$74,825	$58,089	$651,795	$(251,961)	$7,918	$540,666
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Comprehensive Income/ (Loss):
Net income/(loss) attributable to the Company	—	—	—	14,396	—	14,396
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	2,572	2,572
Change in unrealized gain/ (loss) on cash flow hedges, net	—	—	—	—	(564)	(564)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	44	44
Total comprehensive income/ (loss) attributable to the Company, net						16,448
Dividends paid to common stockholders	—	—	(1,540)	—	—	(1,540)
Dividends paid to preferred stockholders	—	—	(145)	—	—	(145)
Net proceeds from issuance of:
711,399 shares of common stock	711	—	4,170	—	—	4,881
Incentive common stock, net of cancellations and forfeitures	893	—	(893)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	3,249	—	—	3,249
Stock options exercised	31	—	130	—	—	161
Tax deficiency from certain stock compensation awards	—	—	(1,484)	—	—	(1,484)
Other equity adjustments	—	—	(1,478)	—	—	(1,478)
Balance at June 30, 2011	$77,942	$58,089	$654,297	$(254,758)	$3,400	$538,970

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$14,396	$6,223
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	1,551	1,301
Net (income)/loss from discontinued operations	(3,186)	(1,545)
Net income/(loss) from continuing operations	12,761	5,979
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,516	8,591
Net income attributable to noncontrolling interests	(1,551)	(1,301)
Equity issued as compensation	3,249	2,367
Provision for loan losses	11,160	22,577
Loans originated for sale	(42,775)	(76,077)
Proceeds from sale of loans held for sale	47,280	79,293
Gain on the repurchase of debt	(1,838)	—
Decrease/(increase) in income tax receivable and deferred	1,478	(18,121)
Net decrease/(increase) in other operating activities	2,625	(4,327)
Net cash provided by/(used in) operating activities of continuing operations	41,905	18,981
Net cash provided by/(used in) operating activities of discontinued operations	3,186	1,545
Net cash provided by/(used in) operating activities	45,091	20,526
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(354,002)	(388,262)
Sales	128,931	366,636
Maturities, redemptions, and principal payments	230,301	181,360
Investment securities held to maturity:
Purchases	—	(9,001)
Maturities, sales, and principal payments	—	10,507
(Investments)/distributions in trusts, net	(271)	(164)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,061	549
Net (increase)/ decrease in portfolio loans	51,266	(216,464)
Proceeds from sale of OREO	8,516	10,217
Proceeds from sale and repayments of non-strategic loan portfolio	1,000	184
Capital expenditures, net of sale proceeds	(3,924)	(2,152)
Cash received from dispositions/ (paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	586	(29,691)
Net cash provided by/(used in) investing activities	63,464	(76,281)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	64,593	125,574
Net (decrease)/increase in securities sold under agreements to repurchase and other	(136,150)	(133,103)
Net (decrease)/increase in federal funds purchased	—	30,000
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	(10,000)	—
Advances of long-term Federal Home Loan Bank borrowings	73,708	46,040
Repayments of long-term Federal Home Loan Bank borrowings	(115,695)	(95,432)
Repurchase of debt	(3,000)	—
Net proceeds from issuance/ (paid for repurchase) of Series C Preferred stock	—	(154,000)
Dividends paid to common stockholders	(1,540)	(1,378)
Dividends paid to preferred stockholders	(145)	(2,954)
Tax deficiency from certain stock compensation awards	(1,484)	(974)
Proceeds from stock option exercises	161	44
Proceeds from issuance of common stock, net	591	27,473
Other equity adjustments	(1,478)	2,794
Net cash provided by/(used in) financing activities	(130,439)	(155,916)
Net increase/(decrease) in cash and cash equivalents	(21,884)	(211,671)
Cash and cash equivalents at beginning of year	494,439	447,460
Cash and cash equivalents at end of period	$472,555	$235,789
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$25,710	$39,765
Cash paid for income taxes, net of (refunds received)	11,258	21,113
Change in unrealized gain/(loss) on securities available for sale, net of tax	2,572	1,619
Change in unrealized gain/(loss) on cash flow hedges, net of tax	(564)	(1,274)
Change in unrealized gain/(loss) on other, net of tax	44	1
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at amortized cost	2,515	—
Loans transferred into other real estate owned from held for sale or portfolio	8,921	7,379
Loans transferred into/(out of) held for sale from/(to) portfolio	(526)	—
Equity issued for acquisitions, including deferred acquisition obligations	4,290	3,303
Equity receivable related to June 18, 2010 investment agreement with Carlyle	—	6,268

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
On March 31, 2011, Boston Private Bank & Trust Company, a wholly owned subsidiary of the Company, received regulatory approval from the Federal Deposit Insurance Corporation (the "FDIC") to merge, as the surviving bank, with Borel Private Bank & Trust Company ("Borel"), First Private Bank & Trust ("FPB"), and Charter Private Bank ("Charter"), all of which were also wholly owned subsidiaries of the Company. Boston Private Bank & Trust Company also received approval from the Massachusetts Commissioner of Banks for the merger on March 28, 2011. The bank merger was completed on May 27, 2011, and the four Private Banking affiliates began operating as a single, consolidated bank under one charter.
Following the merger, Boston Private Bank & Trust Company, the surviving bank (the “Bank” or “Boston Private Bank”), operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in its New England, Southern California, and Pacific Northwest markets. In the San Francisco Bay, the Bank conducts business under the name of Borel Private Bank & Trust Company, A Division of Boston Private Bank & Trust Company. The Company continues to implement an integration plan. Prior to May 27, 2011, the four banks operated as separate affiliates of BPFH.
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
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results of operations and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$13,833	$225	$12,761	$5,979
Less: Net income attributable to noncontrolling interests	804	616	1,551	1,301
Net income/ (loss) from continuing operations attributable to the Company	13,029	(391)	11,210	4,678
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(126)	190	(330)	1,314
Accretion of discount on Series C Preferred stock (2)	—	(4,963)	—	(7,988)
Dividends on preferred securities	(73)	(1,387)	(145)	(2,954)
Total adjustments to income attributable to common stockholders	(199)	(6,160)	(475)	(9,628)
Net income/ (loss) from continuing operations attributable to common stockholders	12,830	(6,551)	10,735	(4,950)
Net income/ (loss) from discontinued operations	1,516	1,509	3,186	1,545
Net income/ (loss) attributable to common stockholders	$14,346	$(5,042)	$13,921	$(3,405)
Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,194,687	68,787,389	74,934,058	68,331,183
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.17	$(0.09)	$0.15	$(0.07)
Discontinued operations	$0.02	$0.02	$0.04	$0.02
Total attributable to common stockholders	$0.19	$(0.07)	$0.19	$(0.05)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common stockholders	$12,830	$(6,551)	$10,735	$(4,950)
Dividends paid on Series B Convertible Preferred securities	73	—	145	—
Net income/ (loss) from continuing operations attributable to common stockholders, after assumed dilution	12,903	(6,551)	10,880	(4,950)
Net income/ (loss) from discontinued operations	1,516	1,509	3,186	1,545
Net income/ (loss) attributable to common stockholders, after assumed dilution	$14,419	$(5,042)	$14,066	$(3,405)
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,194,687	68,787,389	74,934,058	68,331,183
Dilutive effect of:
Stock options, stock grants and other (3)	809,064	—	798,950	—
Warrants to purchase common stock (3)	—	—	120,599	—
Series B Convertible Preferred Stock (3)	7,261,091	—	7,261,091	—
Dilutive common shares	8,070,155	—	8,180,640	—
Weighted average diluted common shares outstanding (4)	83,264,842	68,787,389	83,114,698	68,331,183
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.15	$(0.09)	$0.13	$(0.07)
Discontinued operations	$0.02	$0.02	$0.04	$0.02
Total attributable to common stockholders	$0.17	$(0.07)	$0.17	$(0.05)
Dividends per share declared on common stock	$0.01	$0.01	$0.02	$0.02

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

(2)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Equity” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similarly to a preferred stock dividend and reduced income attributable to common stockholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(3)
The diluted EPS computations for the three and six month periods ended June 30, 2011 and 2010 do not assume the conversion of the convertible trust preferred securities. The diluted EPS computations for the three and six month periods ended June 30, 2010 additionally do not assume the conversion of the Series B Preferred stock, exercise or contingent issuance of options or other dilutive securities, or the exercise of the warrants issued to an affiliate of The Carlyle Group ("Carlyle"), because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,707	1,860	1,707	1,860
Conversion of the Series B Preferred stock (b)	—	7,261	—	7,261
Exercise or contingent issuance of options or other dilutive securities (c)	—	1,294	—	1,231
Exercise or contingent issuance of warrants (d)	—	561	—	425
Total potential common shares	1,707	10,976	1,707	10,777
(a)     If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million for each of the three month periods ended June 30, 2011 and 2010, respectively, and $0.9 million for each of the six month periods ended June 30, 2011 and 2010, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.
(b)    If the effect of the conversion of the Series B Preferred stock would have been dilutive for the three and six month periods ended June 30, 2010, preferred dividends related to the Series B Preferred stock of $0.1 million for each of those periods would have been added back to net loss attributable to common shareholders for diluted EPS computations for the periods presented.
(c)    Options to purchase shares of common stock that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the respective periods. Shares excluded from the diluted EPS computation amounted to 3.8 million and 4.6 million for the three month periods ended June 30, 2011 and 2010, respectively. Shares excluded from the diluted EPS computation amounted to 3.8 million and 4.4 million for the six month periods ended June 30, 2011 and 2010, respectively.
(d)    Warrants to purchase approximately 2.9 million shares of common stock (the "TARP warrant") were outstanding at June 30, 2011 and 2010, but were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares for each of the reported three and six month periods ended June 30, 2011 and 2010, respectively. Additionally, warrants to purchase approximately 5.4 million shares of common stock issued to Carlyle were outstanding at June 30, 2011, but were not included in the computation of diluted EPS for the three month period ended June 30, 2011 because the warrants' exercise price was greater than the average market price of the common shares for the three month period ended June 30, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.    Reportable segments
Management Reporting
The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the Parent Company (Boston Private Financial Holdings, Inc.) (the “Holding Company”). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of business concentrations in each function.
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
Reconciliation of Reportable Segment Items
The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and six months ended June 30, 2011 and June 30, 2010. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$47,841	$47,339	$9,893	$7,255	$57,734	$54,594
Total Investment Managers	23	35	10,323	9,418	10,346	9,453
Total Wealth Advisors	(5)	(14)	10,278	9,305	10,273	9,291
Total Segments	47,859	47,360	30,494	25,978	78,353	73,338
Holding Company and Eliminations	(1,835)	(2,343)	1,819	(345)	(16)	(2,688)
Total Company	$46,024	$45,017	$32,313	$25,633	$78,337	$70,650

	For the three months ended June 30,
	Non-interest expense (2)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$40,718	$36,117	$6,566	$10	$12,640	$3,505
Total Investment Managers	7,991	7,483	818	582	1,537	1,388
Total Wealth Advisors	7,832	7,325	886	755	1,555	1,211
Total Segments	56,541	50,925	8,270	1,347	15,732	6,104
Holding Company and Eliminations	5,924	5,740	(4,041)	(2,549)	(1,899)	(5,879)
Total Company	$62,465	$56,665	$4,229	$(1,202)	$13,833	$225

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended June 30,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (3)		Amortization of intangibles
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$—	$—	$12,640	$3,505	$294	$86
Total Investment Managers	416	340	1,121	1,048	830	869
Total Wealth Advisors	388	276	1,167	935	326	357
Total Segments	804	616	14,928	5,488	1,450	1,312
Holding Company and Eliminations	—	—	(383)	(4,370)	—	27
Total Company	$804	$616	$14,545	$1,118	$1,450	$1,339

	As of June 30,
	Assets		AUM (4)
	2011	2010	2011	2010
	(In thousands)		(In millions)
Total Banks (1)	$5,825,581	$5,661,275	$3,739	$3,405
Total Investment Managers	107,906	110,606	8,295	6,880
Total Wealth Advisors	77,132	72,854	8,184	7,210
Total Segments	6,010,619	5,844,735	20,218	17,495
Holding Company and Eliminations	26,159	22,974	(20)	(17)
Total Company	$6,036,778	$5,867,709	$20,198	$17,478

	For the six months ended June 30,
	Net interest income		Non-interest income		Total revenues
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$93,350	$93,886	$18,493	$16,069	$111,843	$109,955
Total Investment Managers	56	72	20,455	18,571	20,511	18,643
Total Wealth Advisors	—	(14)	20,348	18,561	20,348	18,547
Total Segments	93,406	93,944	59,296	53,201	152,702	147,145
Holding Company and Eliminations	(3,671)	(4,617)	3,111	(140)	(560)	(4,757)
Total Company	$89,735	$89,327	$62,407	$53,061	$152,142	$142,388

	For the six months ended June 30,
	Non-interest expense (2)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$78,992	$71,410	$6,292	$3,884	$15,399	$12,084
Total Investment Managers	15,876	14,787	1,555	1,412	3,080	2,444
Total Wealth Advisors	15,925	14,649	1,583	1,457	2,840	2,441
Total Segments	110,793	100,846	9,430	6,753	21,319	16,969
Holding Company and Eliminations	13,377	11,852	(5,379)	(5,619)	(8,558)	(10,990)
Total Company	$124,170	$112,698	$4,051	$1,134	$12,761	$5,979

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the six months ended June 30,
	Net income from continuing operations attributable to noncontrolling interests		Net income/(loss) attributable to the Company (3)		Amortization of intangibles
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$—	$—	$15,399	$12,084	$351	$173
Total Investment Managers	796	703	2,284	1,741	1,659	1,738
Total Wealth Advisors	755	598	2,085	1,843	652	705
Total Segments	1,551	1,301	19,768	15,668	2,662	2,616
Holding Company and Eliminations	—	—	(5,372)	(9,445)	—	53
Total Company	$1,551	$1,301	$14,396	$6,223	$2,662	$2,669
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for additional details.

(2)	Non-interest expense for the three and six months ended June 30, 2011 includes $4.3 million and $6.3 million, respectively, of restructuring expense.

(3)
Net income/ (loss) from discontinued operations for the three months ended June 30, 2011, and 2010 of $1.5 million, and $1.5 million, respectively and for the six months ended June 30, 2011, and 2010, of $3.2 million and $1.5 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(4)	"AUM" represents Assets Under Management and Advisory at the affiliates.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.    Investments
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At June 30, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$6,811	$5	$(62)	$6,754
Government-sponsored entities	345,631	1,445	(380)	346,696
Corporate bonds	13,684	195	—	13,879
Municipal bonds	185,987	3,321	(117)	189,191
Mortgage backed securities (1)	228,203	5,711	(213)	233,701
Other	3,246	180	(25)	3,401
Total	$783,562	$10,857	$(797)	$793,622

At December 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$81,444	$22	$(64)	$81,402
Government-sponsored entities	263,460	1,278	(1,139)	263,599
Corporate bonds	18,881	39	(104)	18,816
Municipal bonds	192,139	2,934	(1,025)	194,048
Mortgage backed securities (1)	230,352	5,334	(1,429)	234,257
Other	3,195	151	(30)	3,316
Total	$789,471	$9,758	$(3,791)	$795,438
Held to maturity securities at amortized cost:
U.S. government and agencies	$586	$—	$—	$586
Government-sponsored entities	1,429	5	(23)	1,411
Other	500	—	—	500
Total	$2,515	$5	$(23)	$2,497
___________________

(1)	Most mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, as of June 30, 2011. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$59,298	$59,776
After one, but within five years	435,308	439,600
After five, but within ten years	80,961	81,368
Greater than ten years	207,995	212,878
Total	$783,562	$793,622

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Proceeds from sales	$46,829	$139,115	$128,931	$366,636
Realized gains	213	1,048	869	2,511
Realized losses	(45)	(61)	(283)	(92)
The following tables set forth information regarding securities at June 30, 2011 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
Available for sale securities
U.S. government and agencies	$3,746	$(62)	$—	$—	$3,746	$(62)	2
Government-sponsored entities	100,034	(380)	—	—	100,034	(380)	17
Corporate bonds	—	—	—	—	—	—	—
Municipal bonds	5,825	(117)	—	—	5,825	(117)	9
Mortgage backed securities	35,704	(213)	—	—	35,704	(213)	17
Other	51	(4)	65	(21)	116	(25)	18
Total	$145,360	$(776)	$65	$(21)	$145,425	$(797)	63
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
These investments are not considered other-than-temporarily impaired for the following reasons: the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality, the Company has no current intent to sell these securities nor is it more likely than not that it will have to sell these securities before recovery of their amortized cost base. Decisions to hold or sell securities are influenced by the need for liquidity at the Bank, alternative investments, risk assessment, and asset liability management. No impairment losses were recognized through earnings related to available for sale securities during the three or six month periods ended June 30, 2011 or 2010.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at June 30, 2011. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $22.2 million and $19.6 million in cost method investments included in other assets at June 30, 2011 and December 31, 2010, respectively.

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
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At June 30, 2011	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$6,754	$3,008	$3,746	$—
Government-sponsored entities	346,696	—	346,696	—
Corporate bonds	13,879	—	13,879	—
Municipal bonds	189,191	—	189,191	—
Mortgage-backed securities	233,701	—	233,701	—
Other	3,401	604	2,047	750
Total available for sale securities	793,622	3,612	789,260	750
Derivatives—interest rate customer swaps	4,268	—	4,268	—
Derivatives—customer foreign exchange forward	187	—	187	—
Other investments	5,994	4,994	1,000	—
Liabilities:
Derivatives—interest rate customer swaps (1)	$4,389	$—	$4,389	$—
Derivatives—customer foreign exchange forward (1)	187	—	187	—
Derivatives-junior subordinated debenture interest rate swap (1)	3,305	—	3,305	—
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
At June 30, 2011 and December 31, 2010, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Association ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three Community Reinvestment Act (“CRA”) loan funds (which are categorized as other available-for-sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.
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
The following tables present a rollforward of the Level 3 assets for the three and six months ended June 30, 2011 and June 30, 2010, respectively. The unrealized gains/ (losses) on the Level 3 assets included in the table below are included in Accumulated comprehensive income in the consolidated balance sheets.

	Balance at March 31, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at January 1, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at March 31, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2010
	(In thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other available for sale investments	500	—	—	—	—	500
Total Level 3 assets	$500	$—	$—	$—	$—	$500

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Balance at January 1, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at June 30, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$—	$(3,151)	$—	$—	$—
Other available for sale investments	500	—	—	—	—	500
Total Level 3 assets	$3,651	$—	$(3,151)	$—	$—	$500
_______________________________
(1)    One mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.
The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis during the three and six month periods ended June 30, 2011 and during the year ended December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2011	Fair value measurements recorded during the three months ended:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$5,795	$—	$—	$5,795
OREO	—	—	—	—
	$5,795	$—	$—	$5,795
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2011 that had write-downs in fair value or whose specific reserve changed during the second quarter of 2011.

	June 30, 2011	Fair value measurements recorded during the six months ended:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$15,873	$—	$—	$15,873
OREO(2)	3,186	—	—	3,186
	$19,059	$—	$—	$19,059
___________________

(1)	Collateral-dependent impaired loans held at June 30, 2011 that had write-downs in fair value or whose specific reserve changed during the first six months of 2011.

(2)	Two OREO properties held at June 30, 2011 had write-downs during the first six months of 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2010	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans(1)	$32,790	$—	$—	$32,790
Loans held for sale(2)	1,526	—	—	1,526
OREO(3)	2,878	—	—	2,878
	$37,194	$—	$—	$37,194
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2010 that had write-downs in fair value or whose specific reserve changed during 2010.

(2)	One loan in the loans held for sale category had a write-down during 2010.

(3)	Three OREO properties held at December 31, 2010 had write-downs during 2010.
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
The loan held for sale in the table above represents the last loan in Southern California transferred to the held for sale category in the third quarter of 2008, which had an adjustment to fair value during the year ended December 31, 2010. The fair value of this loan held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company's agent engaged to assist with the sale of the loan. Therefore the loan has been categorized as a Level 3 measurement.
The OREO in the tables above includes those properties that had an adjustment to fair value during the periods ended June 30, 2011 and December 31, 2010, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.
The following table presents the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	June 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$472,555	$472,555	$494,439	$494,439
Held to maturity securities	—	—	2,515	2,497
Loans, net (including loans held for sale)	4,315,323	4,376,159	4,391,089	4,458,519
Other financial assets	120,828	120,828	121,977	121,977
FINANCIAL LIABILITIES:
Deposits	4,551,319	4,559,098	4,486,726	4,494,884
Securities sold under agreements to repurchase	122,448	125,818	258,598	262,344
Federal Home Loan Bank borrowings	523,695	545,282	575,682	597,023
Junior subordinated debentures	188,645	166,589	193,645	168,235
Other financial liabilities	13,734	13,734	13,133	13,133

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
Cash and cash equivalents
The carrying value reported in the balance sheets for cash and cash equivalents approximates fair value due to the short-term nature of their maturities.
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
Loans, net (including loans held for sale)
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in the local markets. The incremental credit risk for non-accrual loans was considered in the determination of the fair value of loans. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments.
Other financial assets
Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks (“FHLBs”), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.
The Company carries the FHLB stock at the original cost basis (par value). Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is Boston. FHLB stock in both the San Francisco and Seattle FHLBs is still owned by the Bank. The Bank has requested to redeem the outstanding stock in these two FHLBs. The FHLBs may wait up until five years from the redemption request to redeem the stock.
At each period end, the Company evaluates its investment in the respective FHLB's stock for other-than-temporary impairment. The Company has not recognized an other-than-temporary impairment loss with respect to stock in the FHLBs, based on the following considerations: the Company's evaluation of the underlying investment, including the long-term nature of the asset; the liquidity position of the respective FHLBs; the actions being taken by the respective FHLBs to address their regulatory situations; the improving financial position; and the 2011 redemptions at par of a portion of FHLB stock held in the San Francisco FHLB.
Deposits
The fair values reported for transaction accounts (demand, NOW, savings, and money market) equal their respective book values reported on the balance sheets. The fair values disclosed are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on certificates of deposit with similar remaining maturities.

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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at June 30, 2011 and December 31, 2010. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar Private Bank and Trust Company ("Gibraltar") (acquired as part of the 2005 acquisition of Gibraltar which was subsequently sold in 2009), and Charter acquisitions approximates book value because of the floating rate nature of the securities.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

6.    Loans Receivable and Credit Quality
The Bank's lending activities are conducted principally in New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial and industrial loans, construction and land loans, and home equity and other consumer loans. The Bank also purchases high quality residential mortgage loans as a way to increase volumes more efficiently. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank's lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, Southern California, and Pacific Northwest economies and real estate markets.
The following table presents a summary of the loan portfolio as of the dates indicated.

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial and industrial	$619,728	$658,147
Commercial real estate	1,568,588	1,698,086
Construction and land	130,570	150,702
Residential mortgage	1,767,671	1,673,934
Home equity	153,528	158,430
Consumer and other	169,355	141,048
Total Loans	$4,409,440	$4,480,347
The following table presents non-accrual loans receivable as of the dates indicated.

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial and industrial	$3,044	$8,583
Commercial real estate	55,067	66,518
Construction and land (1)	6,808	15,323
Residential mortgage	12,885	14,111
Home equity	2,133	799
Consumer and other	5	131
Total	$79,942	$105,465
___________________

(1)
Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank's general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of June 30, 2011 or December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status generally requires timely payments for a period of six months.
The following tables present an age analysis of loans receivable as of the dates indicated:

	June 30, 2011
	Accruing Past Due			Non-Accrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	Over 89 Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,599	$365	$1,964	$2,253	$352	$439	$3,044	$614,720	$619,728
Commercial real estate	2,381	324	2,705	34,212	4,164	16,691	55,067	1,510,816	1,568,588
Construction and land	—	—	—	2,552	—	4,256	6,808	123,762	130,570
Residential mortgage	—	1,318	1,318	7,575	487	4,823	12,885	1,753,468	1,767,671
Home equity	381	—	381	460	—	1,673	2,133	151,014	153,528
Consumer and other	133	—	133	5	—	—	5	169,217	169,355
Total	$4,494	$2,007	$6,501	$47,057	$5,003	$27,882	$79,942	$4,322,997	$4,409,440

	As of December 31, 2010
	Accruing Past Due
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Non-Accrual Loans (1) (2)	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$4,819	$2,637	$7,456	$8,583	$642,108	$658,147
Commercial real estate	4,463	5,983	10,446	66,518	1,621,122	1,698,086
Construction and land	—	—	—	15,323	135,379	150,702
Residential mortgage	6,050	503	6,553	14,111	1,653,270	1,673,934
Home equity	237	—	237	799	157,394	158,430
Consumer and other	19	34	53	131	140,864	141,048
Total	$15,588	$9,157	$24,745	$105,465	$4,350,137	$4,480,347

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

Non-performing and delinquent loans are affected by factors such as the economic conditions in the Bank's geographic regions and interest rates. These factors, as well as others, are generally not within the Company's control. A decline in the fair values of the collateral for the non-performing loans could result in additional future provision for loan losses depending on the timing and severity of the decline. The Bank continues to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been upgraded to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, every 12 months or sooner if deemed necessary, especially during periods of declining values. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. A summary of the rating system used by the Bank, repeated here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 follows:
Acceptable or Pass All loans graded as acceptable or pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan loss. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as Acceptable or Pass unless there is known information such as delinquency or customer requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
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
Doubtful Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are usually on non-accrual and are generally classified as impaired.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the loan portfolio's credit risk profile by internally assigned grade as of the dates indicated. See Part II. Item 8. “Financial Statements and Supplementary Data-Note 1: Basis of Presentation and Summary of Significant Accounting Policies, Loans” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a discussion of how the various internal risk grades relate to the likelihood of loss.

	June 30, 2011
	Grade or Non-Accrual Status
	Acceptable or Pass	Special Mention	Accruing Classified (1)	Non-Accrual Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$561,205	$29,081	$26,398	$3,044	$619,728
Commercial real estate	1,329,318	112,242	71,961	55,067	1,568,588
Construction and land	105,887	14,356	3,519	6,808	130,570
Residential mortgage	1,753,203	—	1,583	12,885	1,767,671
Home equity	150,599	796	—	2,133	153,528
Consumer and other	169,311	25	14	5	169,355
Total	$4,069,523	$156,500	$103,475	$79,942	$4,409,440

	December 31, 2010
	Grade or Non-Accrual Status
	Acceptable or Pass	Special Mention	Accruing Classified (1)	Non-Accrual Loans (2)	Total
	(In thousands)
Commercial and industrial	$601,364	$29,698	$18,502	$8,583	$658,147
Commercial real estate	1,420,682	135,605	75,281	66,518	1,698,086
Construction and land	115,056	18,083	2,240	15,323	150,702
Residential mortgage	1,658,656	196	971	14,111	1,673,934
Home equity	156,605	702	324	799	158,430
Consumer and other	137,466	3,331	120	131	141,048
Total	$4,089,829	$187,615	$97,438	$105,465	$4,480,347
___________________

(1)	Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.

(2)
Does not include a non-accrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans for the dates and periods indicated:

	As of and for the three and six months ended June 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,765	$3,354	$—	$6,757	$7,507	$—	$16
Commercial real estate	39,647	55,604	—	57,518	52,781	80	165
Construction and land	5,245	8,391	—	5,925	7,436	—	—
Residential mortgage	7,512	8,025	—	8,086	7,936	20	24
Home equity	1,208	1,250	—	1,070	877	—	—
Consumer and other	—	—	—	—	21	—	—
Subtotal	56,377	76,624	—	79,356	76,558	100	205
With an allowance recorded:
Commercial and industrial	129	131	22	1,358	936	—	—
Commercial real estate	32,676	35,371	4,867	27,942	26,625	121	121
Construction and land	1,563	1,572	308	3,309	3,601	—	—
Residential mortgage	4,002	4,002	346	4,007	3,945	21	55
Home equity	131	131	131	131	131	2	3
Consumer and other	—	—	—	—	—	—	—
Subtotal	38,501	41,207	5,674	36,747	35,238	144	179
Total:
Commercial and industrial	2,894	3,485	22	8,115	8,443	—	16
Commercial real estate	72,323	90,975	4,867	85,460	79,406	201	286
Construction and land	6,808	9,963	308	9,234	11,037	—	—
Residential mortgage	11,514	12,027	346	12,093	11,881	41	79
Home equity	1,339	1,381	131	1,201	1,008	2	3
Consumer and other	—	—	—	—	21	—	—
Total	$94,878	$117,831	$5,674	$116,103	$111,796	$244	$384
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge offs of $20.5 million and historical non-accrual interest paid, which is applied to principal, of $2.5 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$8,529	$9,340	$—
Commercial real estate	52,794	75,203	—
Construction and land	11,291	14,808	—
Residential mortgage	6,619	6,898	—
Home equity	799	831	—
Consumer and other	—	—	—
Subtotal	80,032	107,080	—
With an allowance recorded:
Commercial and industrial	54	54	54
Commercial real estate	16,736	18,028	3,174
Construction and land	4,032	4,773	1,067
Residential mortgage	3,823	3,823	332
Home equity	—	—	—
Consumer and other	—	—	—
Subtotal	24,645	26,678	4,627
Total:
Commercial and Industrial	8,583	9,394	54
Commercial real estate	69,530	93,231	3,174
Construction and land	15,323	19,581	1,067
Residential mortgage	10,442	10,721	332
Home equity	799	831	—
Consumer and other	—	—	—
Total	$104,677	$133,758	$4,627
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge offs of $26.4 million and historical non-accrual interest paid, which was applied to principal, of $2.6 million.
When management determines that it is probable that the Bank will not collect all principal and interest on commercial loan types in accordance with the original loan terms, as well as all TDRs, the loan is designated as impaired.
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
Loans in the held for sale category are carried at the lower of cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. TDRs are included in impaired loans. These TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $47.9 million and $20.1 million at June 30, 2011 and December 31, 2010, respectively. Of the $47.9 million in TDR loans at June 30, 2011, $18.7 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status.

7.    Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $98.7 million and $98.4 million at June 30, 2011 and December 31, 2010, respectively. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

	At and for the three months ended June 30, 2011	At and for the six months ended June 30, 2011
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$13,864	$13,438
Commercial real estate	68,293	65,760
Construction and land	5,887	6,875
Residential mortgage	7,873	7,449
Home equity	1,199	1,231
Consumer and other	1,463	1,478
Unallocated	1,703	2,172
Total allowance for loan losses, beginning of period	100,282	98,403
Provision for loan losses:
Commercial and industrial	(1,080)	(205)
Commercial real estate	(753)	11,158
Construction and land	(2,877)	(2,595)
Residential mortgage	1,476	2,095
Home equity	186	153
Consumer and other	603	768
Unallocated	255	(214)
Total provision/ (credit) for loan losses	(2,190)	11,160
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended June 30, 2011	At and for the six months ended June 30, 2011
(continued)	(In thousands)
Loans charged-off:
Commercial and industrial	$(1,246)	$(2,052)
Commercial real estate	(1,673)	(11,919)
Construction and land	(602)	(2,230)
Residential mortgage	(850)	(1,045)
Home equity	(95)	(95)
Consumer and other	(462)	(653)
Total charge-offs	(4,928)	(17,994)
Recoveries on loans previously charged-off:
Commercial and industrial	922	1,279
Commercial real estate	1,047	1,915
Construction and land	3,596	3,954
Residential mortgage	—	—
Home equity	1	2
Consumer and other	12	23
Total recoveries	5,578	7,173
Allowance for loan losses at June 30, 2011 (end of period):
Commercial and industrial	12,460	12,460
Commercial real estate	66,914	66,914
Construction and land	6,004	6,004
Residential mortgage	8,499	8,499
Home equity	1,291	1,291
Consumer and other	1,616	1,616
Unallocated	1,958	1,958
Total allowance for loan losses at June 30, 2011 (end of period)	$98,742	$98,742

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended June 30, 2010	At and for the six months ended June 30, 2010
	(In thousands)
Allowance for loan losses, beginning of period:	$73,262	$68,444
Provision for loan losses	14,962	22,577
Charge-offs	(10,212)	(15,576)
Recoveries	1,061	3,628
Allowance for loan losses at June 30, 2010 (end of period)	$79,073	$79,073
The following tables show the Company's allowance for loan losses and loan portfolio at June 30, 2011 and December 31, 2010 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at June 30, 2011 or December 31, 2010.

	Commercial and industrial	Commercial real estate	Construction and land	Residential mortgage
	(In thousands)
Allowance for loan losses balance at June 30, 2011 attributable to:
Loans collectively evaluated for impairment	$13,950	$60,739	$5,482	$8,024
Loans individually evaluated for impairment	22	4,867	308	346
Total allowance for loan losses	$13,972	$65,606	$5,790	$8,370

Recorded investment (loan balance) at June 30, 2011:
Loans collectively evaluated for impairment	$616,834	$1,496,265	$123,762	$1,756,157
Loans individually evaluated for impairment	2,894	72,323	6,808	11,514
Total Loans	$619,728	$1,568,588	$130,570	$1,767,671

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at June 30, 2011 attributable to:
Loans collectively evaluated for impairment	$1,292	$1,623	$1,958	$93,068
Loans individually evaluated for impairment	131	—	—	5,674
Total allowance for loan losses	$1,423	$1,623	$1,958	$98,742

Recorded investment (loan balance) at June 30, 2011:
Loans collectively evaluated for impairment	$152,189	$169,355	$—	$4,314,562
Loans individually evaluated for impairment	1,339	—	—	94,878
Total Loans	$153,528	$169,355	$—	$4,409,440

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land (1)	Residential mortgage
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$13,384	$62,586	$5,808	$7,117
Loans individually evaluated for impairment	54	3,174	1,067	332
Total allowance for loan losses	$13,438	$65,760	$6,875	$7,449

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$649,564	$1,628,556	$135,379	$1,663,492
Loans individually evaluated for impairment	8,583	69,530	15,323	10,442
Total Loans	$658,147	$1,698,086	$150,702	$1,673,934

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$1,231	$1,478	$2,172	$93,776
Loans individually evaluated for impairment	—	—	—	4,627
Total allowance for loan losses	$1,231	$1,478	$2,172	$98,403

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$157,631	$141,048	$—	$4,375,670
Loans individually evaluated for impairment	799	—	—	104,677
Total Loans	$158,430	$141,048	$—	$4,480,347
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	June 30, 2011				December 31, 2010
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(3,305)	Other assets	$—	Other liabilities	$(2,342)
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	4,268	Other assets	(4,389)	Other assets	4,862	Other assets	(5,049)
Foreign exchange contracts (1)	Other assets	187	Other assets	(187)	Other assets	130	Other assets	(130)
Total		$4,455		$(7,881)		$4,992		$(7,521)
___________________

(1)
Interest rate products and foreign exchange contracts derivative liabilities are netted with interest rate products and foreign exchange contracts derivative assets within other assets in the consolidated balance sheets.

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
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company did not have any hedge ineffectiveness recognized in earnings during the three and six month periods ended June 30, 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid or received on the Company's variable-rate assets or liabilities. During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three and six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Bank had 14 and 18 interest rate swaps, respectively, with aggregate notional amounts of $123.7 million and $182.3 million, respectively, related to this program. As of June 30, 2011 and December 31, 2010, the Bank also had 2 and 19 foreign currency exchange contracts, respectively, with notional amounts of $2.0 million and $8.3 million, respectively, related to this program.
The tables below present the effect of the Company's derivative financial instruments in the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended June 30,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$(2,136)	$(1,578)	Interest income	$(467)	$757
			Other income / expense	—	(1)
Total	$(2,136)	$(1,578)		$(467)	$756

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended June 30,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$(1,888)	$(1,478)	Interest income	$(930)	$1,506
			Other income / expense	—	(5)
Total	$(1,888)	$(1,478)		$(930)	$1,501

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Three Months Ended June 30,
		2011	2010
		(In thousands)
Interest rate products	Other income/ expense	$36	$(61)
Foreign exchange contracts	Other income/ expense	15	—
Total		$51	$(61)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Six Months Ended June 30,
		2011	2010
		(In thousands)
Interest rate products	Other income/ expense	$67	$(74)
Foreign exchange contracts	Other income/ expense	27	—
Total		$94	$(74)
The Holding Company and Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank could also be declared in default on their derivative obligations. The Holding Company and Bank were in compliance with these provisions as of June 30, 2011 and December 31, 2010.
The Holding Company and Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fail to maintain their status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank would be required to settle their obligations under the agreements. The Bank and Holding Company were in compliance with these provisions as of June 30, 2011 and December 31, 2010.
Certain of the Holding Company's and Bank's agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or Bank's creditworthiness in an adverse manner, the Holding Company or Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank and Holding Company were in compliance with these provisions as of June 30, 2011 and December 31, 2010.
As of June 30, 2011 and December 31, 2010, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $7.8 million and $7.6 million, respectively. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million as of both June 30, 2011 and December 31, 2010 against its obligations under these agreements. As of June 30, 2011 and December 31, 2010, the Holding Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.1 million and $6.7 million, respectively, against its obligations under these agreements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.    Income Taxes
The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Six months ended June 30,
	2011	2010
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$16,812	$7,113
Income tax expense/ (benefit)	4,051	1,134
Net income/ (loss) from continuing operations	$12,761	$5,979
Effective tax rate, continuing operations	24.1%	15.9%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$5,668	$2,474
Income tax expense/ (benefit)	2,482	929
Net income/ (loss) from discontinued operations	$3,186	$1,545
Effective tax rate, discontinued operations	43.8%	37.6%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$1,551	$1,301
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$1,551	$1,301
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$20,929	$8,286
Income tax expense/ (benefit)	6,533	2,063
Net income/ (loss) attributable to the Company	$14,396	$6,223
Effective tax rate attributable to the Company	31.2%	24.9%
The effective tax rate for continuing operations for the six months ended June 30, 2011 was calculated based on a projected 2011 annual effective tax rate which was 24.1%, with related tax expense of $4.1 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the six months ended June 30, 2010 was calculated based on a projected 2010 annual effective tax rate, which was 15.9%, with related tax expense of $1.1 million. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, officers' life insurance and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes and executive compensation expenses, which could not be deducted for tax purposes due to restrictions under the U.S. Department of the Treasury's Troubled Asset Relief Program's Capital Purchase Program.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for the six months ended June 30, 2011 is higher than the effective tax rate for the same period in 2010 due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests having a smaller impact on the effective tax rate and state and local income taxes having a larger impact on the effective tax rate, both due primarily to the higher level of income before income taxes in 2011 as compared to 2010.
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is reflected under “discontinued operations” in the table above. The profits and losses attributable to owners other than the Company are reflected under “noncontrolling interests” in the table above.

10.    Noncontrolling Interests
Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income attributable to the noncontrolling interest owners was $0.8 million and $0.6 million for the three months ended June 30, 2011 and 2010 and $1.6 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computation. Decreases in redemption value from period to period increase income attributable to common shareholders for purposes of EPS computation, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of updates to ASC 810, Consolidation in the first quarter of 2009.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call and/or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $21.2 million and $19.6 million are included in the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. The Company may liquidate these noncontrolling interests with cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. “Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The following table summarizes the estimated maximum redemption amounts by affiliate:

	June 30, 2011	December 31, 2010
	(In thousands)
Anchor	$11,914	$10,723
BOS	5,613	5,613
DTC	1,882	1,866
DGHM	1,801	1,396
Total	$21,210	$19,598

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	June 30, 2011	June 30, 2010
	(In thousands)
Balance at beginning of year	$19,598	$51,850
Net income attributable to noncontrolling interests	1,551	1,301
Distributions	(802)	(1,042)
KLS acquisition	—	(29,691)
Redemption value adjustments	863	(2,746)
Balance at end of period	$21,210	$19,672

11.    Restructuring
In the first quarter of 2011, the Company announced and received regulatory approval to merge its four private banking affiliates into one consolidated bank under the Boston Private Bank charter. On May 27, 2011, the Company completed the consolidation of its four private banks - operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets - under one unified charter based in Massachusetts. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal and consulting costs, and other costs. The Company estimates that such charges will result in approximately $8.5 million in restructuring expense. The following table summarizes the restructuring activity for the three and six months ended June 30, 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	1,161	—	815	6	1,982
Costs paid	—	—	(143)	(6)	(149)
Accrued charges at March 31, 2011	1,161	—	672	—	1,833
Costs incurred	2,500	571	783	450	4,304
Costs paid	(394)	—	(688)	(450)	(1,532)
Accrued charges at June 30, 2011	$3,267	$571	$767	$—	$4,605

12.    Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”), which clarifies guidance related to determining whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted. The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption. The measurement of impairment on a TDR identified under this guidance is effective prospectively. Additionally, pursuant to ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011. The Company does not believe the adoption of both ASUs will have a significant impact on its results of operations and financial position.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

13.    Subsequent Events
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and six months ended June 30, 2011
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the integration of the Banks; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, as amended, and updated in the Company's Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the second quarter of 2011. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended June 30,			% Change
	2011	2010	Change
	(In thousands, except per share data)
Total revenues	$78,337	$70,650	$7,687	11%
Provision/ (credit) for loan losses	(2,190)	14,962	(17,152)	nm
Total operating expenses	62,465	56,665	5,800	10%
Net income/ (loss) from continuing operations	13,833	225	13,608	nm
Net income/ (loss) attributable to noncontrolling interests	804	616	188	31%
Net income/ (loss) attributable to the Company	14,545	1,118	13,427	nm
Diluted earnings/ (loss) per share:
From continuing operations	$0.15	$(0.09)	$0.23	nm
From discontinued operations	$0.02	$0.02	$—	—%
Attributable to common stockholders	$0.17	$(0.07)	$0.23	nm
________________
nm        not meaningful
Net income attributable to the Company was $14.5 million for the three months ended June 30, 2011, compared to $1.1 million in the same period of 2010. The Company recognized diluted earnings per share of $0.17 for the three months ended June 30, 2011, compared to a loss per share of $0.07 for the same period of 2010.
Key items that affected the Company's results in the second quarter 2011 include:

▪
A decrease in provision for loan losses of $17.2 million, for the three months ended June 30, 2011, as compared to the same period in 2010. During the second quarter 2011 the Company recorded a credit to its provision for loan losses of $2.2 million, primarily due to recoveries on loans previously charged off, a reduction in classified loans, a change in the mix of loan types, and a decline in total loans outstanding. Recoveries during the second quarter on loans that were previously charged-off were $5.6 million, and the decrease in classified loans from the prior quarter was $53.7 million.

▪
An increase in fee income, which includes investment management and trust fees, wealth advisory fees, and other banking fees, of $2.1 million, or 8%, for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to favorable domestic equity market conditions. The Company's Assets Under Management and Advisory ("AUM") increased $2.7 billion, or 16%, from June 30, 2010 to June 30, 2011.

▪	A $2.0 million net gain, for the three months ended June 30, 2011, from the sale of loans and OREO. During the quarter the Company sold five of its OREO properties for a gain of $0.8 million.

▪	A $1.8 million net gain, for the three months ended June 30, 2011, from repurchasing $5 million of the Company's convertible trust preferred securities issued by Boston Private Capital Trust I.

▪
An increase in net interest income of $1.0 million, or 2%, for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to decreased cost of funds spread across both deposits and borrowings, and prepayment fees received on commercial loan pay-offs. These increases were slightly offset by lower rates earned on loans and a shift from commercial loans to more stable, yet lower-yield, residential loans. The net interest margin ("NIM") was 3.29% for both three month periods ended June 30, 2011 and 2010.

▪
An increase in operating expenses of $5.8 million, or 10%, for the three months ended June 30, 2011, as compared to the same period in 2010. Approximately 74%, or $4.3 million, of the increase is due to restructuring charges related to the Bank merger incurred by the Bank as well as the Holding Company. Excluding the $4.3 million in restructuring charges, operating expenses increased $1.5 million, or 3%.

The Company's Private Banking segment reported net income attributable to the Company of $12.6 million in the second quarter of 2011, compared to $3.5 million in the same period of 2010. The $9.1 million increase in net income was a result of a decrease in provision for loan losses, net gains on sale of loans and OREO, and decreased FDIC insurance expense, slightly offset by restructuring charges of $3.6 million for the three months ended June 30, 2011. In the first quarter of 2011, the

Company announced and received regulatory approval to merge its four private banking affiliates into one consolidated bank under the Boston Private Bank charter. On May 27, 2011, the Company completed the consolidation of its four private banks - operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets - under one unified charter based in Massachusetts.
The Company's Investment Management segment reported net income attributable to the Company of $1.1 million in the second quarter of 2011, compared to net income attributable to the Company of $1.0 million in the same period of 2010. The $0.1 million, or 7%, increase was primarily due to a $0.9 million, or 10%, increase in investment management and trust fees for the second quarter of 2011 compared to the same period in 2010, partially offset by a $0.3 million, or 6%, increase in salaries and employee benefits expense. The increase in investment management and trust fees was related to a $1.4 billion, or 21%, increase in AUM from June 30, 2010, of which $1.6 billion related to investment performance, partially offset by $0.2 billion in net outflows.
The Company's Wealth Advisory segment reported net income attributable to the Company of $1.2 million in the second quarter of 2011, compared to net income attributable to the Company of $0.9 million in the same period of 2010. The $0.2 million, or 25%, increase was primarily due to a $1.0 million, or 10%, increase in wealth advisory fees, offset by increases in compensation expense and premise and equipment. AUM increased $1.0 billion, or 14%, from June 30, 2010, of which $0.8 billion related to investment performance and $0.2 billion related to net inflows.

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

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	June 30, 2011	December 31, 2010	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,310,962	$1,338,238	$(27,276)	(2)%
Loans held for sale	4,625	9,145	(4,520)	(49)%
Total loans	4,409,440	4,480,347	(70,907)	(2)%
Less: allowance for loan losses	98,742	98,403	339	—%
Net loans	4,310,698	4,381,944	(71,246)	(2)%
Goodwill and intangible assets	147,951	151,212	(3,261)	(2)%
Other assets	262,542	272,362	(9,820)	(4)%
Total assets	$6,036,778	$6,152,901	$(116,123)	(2)%
Liabilities and Equity:
Deposits	$4,551,319	$4,486,726	$64,593	1%
Total borrowings	834,788	1,027,925	(193,137)	(19)%
Other liabilities	90,491	99,774	(9,283)	(9)%
Total liabilities	5,476,598	5,614,425	(137,827)	(2)%
Redeemable noncontrolling interests	21,210	19,598	1,612	8%
Total stockholders’ equity	538,970	518,878	20,092	4%
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,036,778	$6,152,901	$(116,123)	(2)%
Total Assets. Total assets decreased $116.1 million or 2%, to $6.0 billion at June 30, 2011 from $6.2 billion at December 31, 2010. This decrease was due to decreases in cash, investments, loans, and borrowings, slightly offset by increased deposits.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $27.3 million, or 2%, to $1.3 billion, or 22% of total assets at June 30, 2011 from $1.3 billion, or 22% of total assets at December 31, 2010. The decrease was primarily due to the $21.9 million, or 4%, decrease in cash and cash equivalents, and a $4.3 million, or 1% decrease in investment securities. The decrease in cash and cash equivalents is the net result in liquidity from short-term fluctuations in deposits, borrowings and loans outstanding. The Bank has a policy on balance sheet liquidity which requires a certain minimum balance be maintained at all times.
The majority of the Company's investments are held by the Bank. The Bank's investment policy requires management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Bank's overall balance sheet exposure to interest rate risk, while at the same time earning a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $0.4 billion of cash proceeds during the first six months of 2011, which was all used to purchase new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities and the Company's liquidity. The sale of investments resulted in recognized net gains for the three and six months ended June 30, 2011 of $0.2 million and $0.6 million, respectively, due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $10.9 million of unrealized gains and $0.8 million of unrealized losses at June 30, 2011, compared to $9.8 million of unrealized gains and $3.8 million of unrealized losses at December 31, 2010.

No impairment losses were recognized through earnings related to available for sale securities during the three and six month periods ended June 30, 2011 and 2010. In addition, no impairment losses were recognized through earnings related to held to maturity securities during the three and six month period ended June 30, 2010. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. The Company has no intent to sell any securities in an unrealized loss position at June 30, 2011 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 4: Investments” for further details of the Company's investment securities.
Loans held for sale. Loans held for sale decreased $4.5 million, or 49%, to $4.6 million at June 30, 2011 from $9.1 million at December 31, 2010. Included in loans held for sale at December 31, 2010 was the one remaining loan in the Company's non-strategic Southern California portfolio. This loan was transferred to the Company's loan portfolio during the first quarter of 2011, as the Company no longer had the intent to sell this loan. Other factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. The Bank sells the majority of its fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $3.3 million or 2% to $148.0 million at June 30, 2011 from $151.2 million at December 31, 2010. The decrease is primarily due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at June 30, 2011 that there were no triggering events during the first half of 2011.
Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, income tax receivable and deferred, and other assets, decreased $9.8 million, or 4%, to $262.5 million at June 30, 2011 from $272.4 million at December 31, 2010. The decrease is primarily due to the decrease in other assets and income taxes receivable and deferred, partially offset by an increase in OREO.
Income taxes receivable and deferred decreased $1.5 million, or 2%, to $83.2 million at June 30, 2011 from $84.6 million at December 31, 2010. The decrease is due primarily to income tax payments made during the six months ended June 30, 2011. At June 30, 2011, no valuation allowance on the deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income.
OREO increased $1.6 million, or 12%, to $14.5 million at June 30, 2011 from $12.9 million at December 31, 2010. The increase is primarily due to new loans transitioning into OREO, partially offset by sales of OREO properties and write downs.
Other assets, which consist primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $11.0 million, or 9%, to $112.3 million at June 30, 2011 from $123.2 million at December 31, 2010. The decrease is primarily due to unrealized losses on derivatives, the settlement of certain receivables, and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $64.6 million, or 1%, to $4.6 billion, at June 30, 2011 from $4.5 billion at December 31, 2010.
The following table shows the composition of the Company's deposits at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,035,331	23%	$972,927	22%
NOW	357,752	8%	415,528	9%
Savings	181,058	4%	172,588	4%
Money market	1,956,668	43%	1,829,881	41%
Certificates of deposit under $100,000 (1)	256,971	6%	275,345	6%
Certificates of deposit of $100,000 or greater	763,539	16%	820,457	18%
Total deposits	$4,551,319	100%	$4,486,726	100%
_________________
(1)    Includes brokered CDs
Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under repurchase agreements, and junior subordinated debentures) decreased $193.1 million, or 19%, to $834.8 million at June 30, 2011 from $1.0 billion at December 31, 2010. Repurchase agreements decreased $136.2 million, or 53%, to $122.4 million at June 30, 2011 from $258.6 million at December 31, 2010. The decrease is primarily due to the large balance at December 31, 2010 when, among its other repurchase relationships, the Company had one large repurchase agreement for a short period of time which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings decreased $52.0 million, or 9%, to $523.7 million at June 30, 2011 from $575.7 million at December 31, 2010. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.
Other liabilities. Other liabilities, consisting of accrued interest, accrued bonus, and other accrued expenses, decreased $9.3 million, or 9% to $90.5 million at June 30, 2011 from $99.8 million at December 31, 2010. The decrease is due to payments on 2010 accrued compensation and the reduction in the Company's deferred acquisition obligations to Anchor's minority shareholders as a result of a payment made in the first quarter of 2011 pursuant to the terms of the Anchor acquisition agreement.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans decreased $70.9 million, or 2%, to $4.4 billion or 73% of total assets at June 30, 2011 from $4.5 billion, or 73% of total assets at December 31, 2010. Increases in residential loans of $93.7 million, or 6%, and other consumer loans of $28.3 million, or 20%, were offset by decreases in commercial real estate loans of $129.5 million, or 8%, commercial and industrial loans of $38.4 million, or 6%, construction and land loans of $20.1 million, or 13%, and in home equity loans of $4.9 million, or 3%. In general, the Company continues to have lower loan growth in 2011 than in recent years as economic conditions have reduced the demand for commercial real estate loans and the Bank has generally reduced originating construction and land loans. The Company has been focusing more on residential loan growth as a source of high quality earning assets.
The Bank's loans are affected by the economic and real estate environments in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The Bank primarily serves customers in the geographic region in which they are based. The following table details the Bank's outstanding loan balance concentrations at June 30, 2011 based on the location of the lender's regional offices. Net loans from the Holding Company to certain principals of the Company's affiliate partners, loans at the Company's non-banking segments, and inter-company loan eliminations are identified as “Eliminations and other, net.”

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential Mortgage		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$480,452	77%	$625,328	40%	$78,149	60%	$1,217,654	69%	$231,047	72%
San Francisco Bay	60,065	10%	670,469	43%	42,286	32%	321,110	18%	66,462	21%
Southern California	45,001	7%	170,496	11%	3,215	3%	177,320	10%	17,109	5%
Pacific Northwest	34,326	6%	102,295	6%	6,920	5%	51,587	3%	6,625	2%
Eliminations and other, net	(116)	—%	—	—%	—	—%	—	—%	1,640	—%
Total	$619,728	100%	$1,568,588	100%	$130,570	100%	$1,767,671	100%	$322,883	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $98.7 million and $98.4 million at June 30, 2011 and December 31, 2010, respectively.
The allowance for loan losses at June 30, 2011 remained consistent with December 31, 2010 and increased $0.3 million, or 0.4%, from December 31, 2010. The increase in the allowance for loan losses reflects the recent net loan charge-offs, particularly in San Francisco Bay, and other qualitative risk factors, offset by a change in the mix of loan types in the loan portfolio and loans outstanding. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses” for an analysis of the Company’s allowance for loan losses.
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
The following table presents a summary by geography of loans charged off, net of recoveries, for the three and six months ended June 30, 2011 and June 30, 2010, respectively. The geography assigned to the Private Banking data is based on the location of the lender's regional offices.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loans charged off/ (recovered):
New England	$127	$1,784	$1,401	$2,822
San Francisco Bay	2,036	7,216	13,325	9,005
Southern California	(3,552)	444	(4,638)	(411)
Pacific Northwest	739	(293)	733	532
Total net loans charged off/(recovered)	$(650)	$9,151	$10,821	$11,948

Net recoveries of $0.7 million were recorded in the second quarter of 2011, compared to $9.2 million in net charge-offs in the same period of 2010. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. Economic and business conditions continue to have a significant impact on the loan portfolio. This can be seen in the current economic downturn where, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. Of the $10.8 million in net charge-offs recorded in the first six months of 2011, $10.0 million were in commercial real estate loans, $0.7 million were in commercial and industrial loans, and the balance of $0.1 million was in other loan categories.
Non-performing assets. The Company's non-performing assets include non-accrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Non-performing assets decreased $25.5 million, or 21%, to $94.4 million, or 1.56% of total assets at June 30, 2011, from $119.9 million, or 1.95% of total assets at December 31, 2010.
Rollforwards of non-accrual loans for the three and six month periods ended June 30, 2011 and 2010 are presented in the table below:

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Non-accrual loans, beginning of period (1)	$111,236	$84,947	$105,465	$86,770
Transfers in to non-accrual status	40,313	39,527	73,663	59,479
Transfers out to OREO	(5,590)	(1,030)	(8,901)	(7,034)
Transfers in from/ (out to) loans held for sale	—	—	526	—
Transfers out to accrual status	(41,849)	(9,307)	(42,457)	(9,702)
Charge offs	(4,359)	(9,689)	(16,883)	(14,930)
Paid off/ paid down	(19,809)	(7,220)	(31,471)	(17,355)
Non-accrual loans, end of period (2)	$79,942	$97,228	$79,942	$97,228
_____________________

(1)
Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on non-accrual status of $3.6 million at December 31, 2009, $3.1 million at March 31, 2010 and $1.5 million at December 31, 2010, respectively.

(2)	Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on non-accrual status of $3.0 million as of June 30, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender's regional offices.

	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
New England	$29,095	$25,172
San Francisco Bay	31,753	60,373
Southern California (1)	13,226	9,137
Pacific Northwest	5,868	10,783
Total non-accrual loans	$79,942	$105,465
Loans 30-89 days past due and accruing:
New England	$3,060	$12,844
San Francisco Bay	2,304	11,219
Southern California	1,137	682
Pacific Northwest	—	—
Total loans 30-89 days past due	$6,501	$24,745
Accruing classified loans (2):
New England	$17,213	$19,745
San Francisco Bay	57,420	62,518
Southern California	25,145	6,802
Pacific Northwest	3,697	8,373
Total accruing classified loans	$103,475	$97,438
_____________________

(1)	Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on non-accrual status of $1.5 million as of December 31, 2010.

(2)	Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.
Of the $79.9 million of loans on non-accrual status at June 30, 2011, 59% were current on payment of principal and interest. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will discontinue the accrual of interest income and apply any payments received to principal. At December 31, 2010, of the $105.5 million of non-accrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 89 days past due. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable” for additional detail.
There were no loans past due 90 days or more and still accruing interest at June 30, 2011 or December 31, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned is based on the purpose of the loan.

	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
Commercial and industrial	$3,044	$8,583
Commercial real estate	55,067	66,518
Construction and land (1)	6,808	15,323
Residential mortgage	12,885	14,111
Home equity and other consumer	2,138	930
Total non-accrual loans	$79,942	$105,465
Loans 30-89 days past due and accruing:
Commercial and industrial	$1,964	$7,456
Commercial real estate	2,705	10,446
Construction and land	—	—
Residential mortgage	1,318	6,553
Home equity and other consumer	514	290
Total loans 30-89 days past due	$6,501	$24,745
Accruing classified loans (2):
Commercial and industrial	$26,398	$18,502
Commercial real estate	71,961	75,281
Construction and land	3,519	2,240
Residential mortgage	1,583	971
Home equity and other consumer	14	444
Total accruing classified loans	$103,475	$97,438
_____________________
(1)    Does not include the construction and land loan in the Company's non-strategic Southern California loans held for sale portfolio on non-accrual status of $1.5 million at December 31, 2010.
(2)    Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.
The balance of non-performing assets and accruing classified loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, real estate collateral values, and the Bank's underwriting standards at the time of origination. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.

Delinquencies. At June 30, 2011, loans with an aggregate balance of $6.5 million, or 0.15% of total loans, were 30-89 days past due, a decrease of $18.2 million, or 74%, compared to $24.7 million, or 0.55%, of total loans, at December 31, 2010. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the customer. The payment performance of delinquent customers can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going on non-accrual status and/or being downgraded to special mention, substandard or doubtful with respect to the loan grade. Downgrades of a loan to special mention, substandard or doubtful will result in additional loan loss provision as the provisions on these loan grades are a multiple of the reserve on pass graded loans. If the loan is downgraded to non-accrual, the loan would generally be considered impaired and an impairment analysis is performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a pass rated loan. Many past due loans are included with accruing classified loans.
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of non-accrual loans. Impaired loans totaled $94.9 million as of June 30, 2011, a decrease of $9.8 million, or 9%, as compared to $104.7 million at December 31, 2010. At June 30, 2011, $38.5 million of the impaired loans had $5.7 million in specific allocations to the general reserve. The remaining $56.4 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2010, $24.7 million of impaired loans had $4.6 million in specific allocations to the general reserve, and the remaining $80.0 million of impaired loans did not have specific allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the value of collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged off.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of June 30, 2011 or December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans (“TDRs”), a return to accrual status requires timely payments (generally six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $47.9 million and $20.1 million at June 30, 2011 and December 31, 2010, respectively. Of the $47.9 million in TDR loans at June 30, 2011, $18.7 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each non-performing loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part I. Item 1. “Financial Statements and Supplementary Data—Note 6: Loans Receivable” for further information on non-performing loans.

Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Bank's management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as “substandard” or “doubtful” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the disclosure of non-accrual or restructured loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $103.5 million in potential problem loans at June 30, 2011, an increase of $6.1 million, or 6%, as compared to $97.4 million at December 31, 2010.
The increase in accruing classified loans consists primarily of commercial and industrial loans which increased by $7.9 million, or 43%, to $26.4 million at June 30, 2011 as compared to $18.5 million at December 31, 2010. There are numerous factors which contributed to this increase including the prolonged economic downturn. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage.
Non-performing assets and delinquent loans are affected by factors such as the economic conditions in the Bank's geographic regions, and interest rates. These factors are generally not within the Company's control. A decline in the fair values of the collateral for the non-performing assets could result in additional future provision for loan losses depending on the timing and severity of the decline. The Bank continues to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Bank may continue to obtain newer appraisals especially during periods of declining values.

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
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At June 30, 2011, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $0.8 billion, or 14% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2010. In addition, the Company has access to available borrowings through the FHLB totaling $499.3 million as of June 30, 2011 compared to $739.4 million at December 31, 2010. Combined, this liquidity totals $1.3 billion, or 22% of assets and 29% of total deposits as of June 30, 2011 compared to $1.6 billion, or 26% of assets and 36% of total deposits as of December 31, 2010. The decrease in available borrowings through the FHLB at June 30, 2011 as compared to December 31, 2010 is due to the Bank merger during the second quarter of 2011. The Bank no longer has borrowing availability at the San Francisco or Seattle FHLBs as a result of the merger but retains its ability to borrow through the Boston FHLB. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data - Note 15: Noncontrolling Interests” of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. At June 30, 2011, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was $21.2 million, and is classified on the consolidated balance sheets as redeemable noncontrolling interests.
The Holding Company's primary sources of funds are dividends from its affiliate partners, primarily the Investment

Managers and Wealth Advisors, access to capital and debt markets, and private equity investments. Pursuant to a revenue sharing agreement with Westfield Capital Management Company, LLC ("Westfield"), the Holding Company recognized $3.2 million in net income during the six months ended June 30, 2011. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II. Item 8. “Financial Statements and Supplementary Data - Note 2: Divestitures and Acquisitions” in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities” in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details.
At June 30, 2011, Holding Company cash and cash equivalents amounted to $93.3 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining six months of 2011 on the junior subordinated debentures is approximately $3.6 million based on the debt outstanding at June 30, 2011 and estimated interest rates.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining six months of 2011 for dividends to common stockholders will be approximately $1.6 million. Based on the Company's preferred stock outstanding at June 30, 2011 and the dividend rate, the Company estimates the amount to be paid out in the remaining six months of 2011 for dividends to preferred stockholders will be approximately $0.1 million.
While the Company believes its current and anticipated capital levels are adequate to support its business, the capital and credit markets have been experiencing prolonged volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength.
Bank Liquidity. The Bank is a member of the Boston FHLB, and as such, has access to short and long-term borrowings from that institution. Prior to the merger, each of the bank affiliates was a member of its regional FHLB and had access to short and long-term borrowings from those institutions. At June 30, 2011 the Bank had available credit of $499.3 million from the Boston FHLB. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Bank totaled $0.8 billion, which equals 14% of the Bank's total assets and 18% of the Bank's total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank's ability to grow in the short term. The decrease in available borrowings through the FHLB at June 30, 2011 as compared to December 31, 2010 is due to the Bank merger during the second quarter of 2011. The Bank no longer has borrowing availability at the San Francisco or Seattle FHLBs as a result of the merger but retains its ability to borrow through the Boston FHLB. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the Federal Reserve Board's (“FRB”) discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total stockholders’ equity at June 30, 2011 was $539.0 million, compared to $518.9 million at December 31, 2010, an increase of $20.1 million, or 4%. The increase in stockholders' equity was primarily the result of net income, the final deferred acquisition payment made in the first quarter of 2011 to Anchor’s minority shareholders pursuant to the terms of the original Anchor acquisition agreement, stock compensation and increases in unrealized gains on securities available for sale, partially offset by dividends paid and additional tax effects related to stock compensation awards.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank, which is a wholly-owned subsidiary of the Company, must meet specific capital guidelines that involve quantitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory guidelines. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the FRB with respect to certain nonbanking activities, including adjustments in connection with off-balance sheet items.
To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered “well capitalized.” Both the Company and the Bank maintain capital at levels that would be considered “well capitalized” as of June 30, 2011 under the applicable regulations.

The following table presents the Company's and the Bank's amount of regulatory capital and related ratios as of June 30, 2011 and December 31, 2010. Also presented are the capital guidelines established by the FRB, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of June 30, 2011
Total risk-based capital
Company	$602,017	15.18%	$317,254	>8.0	$396,567	>10.0
Boston Private Bank	512,399	12.97	316,066	8.0	395,082	10.0
Tier I risk-based capital
Company	480,722	12.12	158,627	4.0	237,940	6.0
Boston Private Bank	462,375	11.70	158,033	4.0	237,049	6.0
Tier I leverage capital
Company	480,722	8.14	236,146	4.0	295,182	5.0
Boston Private Bank	462,375	7.92	233,583	4.0	291,979	5.0

As of December 31, 2010
Total risk-based capital
Company	$585,020	14.43%	$324,312	>8.0	$405,390	>10.0
Boston Private Bank	266,082	11.67	182,338	8.0	227,922	10.0
Borel	140,950	11.89	94,821	8.0	118,527	10.0
FPB	51,461	14.83	27,756	8.0	34,695	10.0
Charter	35,324	16.20	17,440	8.0	21,800	10.0
Tier I risk-based capital
Company	528,071	13.03	162,156	4.0	243,234	6.0
Boston Private Bank	237,524	10.42	91,169	4.0	136,753	6.0
Borel	125,724	10.61	47,411	4.0	71,116	6.0
FPB	47,012	13.55	13,878	4.0	20,817	6.0
Charter	32,545	14.93	8,720	4.0	13,080	6.0
Tier I leverage capital
Company	528,071	8.77	240,741	4.0	300,926	5.0
Boston Private Bank	237,524	6.93	137,193	4.0	171,492	5.0
Borel	125,724	7.44	67,628	4.0	84,536	5.0
FPB	47,012	9.36	20,099	4.0	25,123	5.0
Charter	32,545	9.39	13,860	4.0	17,325	5.0

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of June 30, 2011, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of June 30, 2011, $131.7 million of the net balance of these trust preferred securities qualified as Tier I capital and $49.8 million qualified as Tier II capital. As of December 31, 2010, $180.9 million of the net balance of these trust preferred securities qualified as Tier I capital and $5.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
In 2005, the FRB issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the FRB announced the adoption of a final rule that delayed until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities is limited to 25% of Tier I capital elements, net of goodwill. The Company has calculated the Tier I Leverage and Tier I Risk Based capital ratios at June 30, 2011 based on these newly effective regulations. The new regulations caused the Company’s Tier I Leverage and Tier I Risk Based capital ratios to decline as compared to December 31, 2010. The decline was the result of a greater portion of the Company’s trust preferred securities now required to be included in Tier II regulatory capital versus in Tier I previously. The Company’s Tier I Leverage and Tier I Risk Based capital ratios continue to exceed the levels required to be well capitalized.

Results of operations for the three and six months ended June 30, 2011 versus June 30, 2010
Net Income/ (Loss). The Company recorded net income from continuing operations for the three and six months ended June 30, 2011 of $13.8 million, and $12.8 million, respectively, compared to $0.2 million, and $6.0 million for the same periods in 2010. Net income attributable to the Company, which includes income/(loss) from both continuing and discontinued operations, for the three and six months ended June 30, 2011 was $14.5 million and $14.4 million, respectively, compared to $1.1 million and $6.2 million for the same periods in 2010.
The Company recognized diluted earnings per share from continuing operations for the three and six months ended June 30, 2011 of $0.15 and $0.13 per share, respectively, compared to a diluted loss per share of $0.09, and $0.07 per share for the same periods in 2010. Diluted earnings per share attributable to common stockholders, which includes both continuing and discontinued operations, for the three and six months ended June 30, 2011 was $0.17, and $0.17 per share, respectively, compared to a diluted loss per share $0.07, and $0.05 per share for the same periods in 2010. Net income/ (loss) from continuing operations in both 2011 and 2010 was offset by charges that reduce income available to common stockholders. Charges that reduce income available to common stockholders include preferred dividends and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $6.0 million to $0.2 million in the second quarter of 2011 from $6.2 million for the same period in 2010. For the six months ended June 30, 2011, these charges decreased $9.2 million to $0.5 million from $9.6 million for the same period in 2010. The decrease was primarily due to the 2010 accretion of the beneficial conversion feature of the Series C Preferred stock, which was fully accreted as of June 30, 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share” for further detail on these charges to income available to common stockholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2011	2010		2011	2010
	(In Thousands)
Net interest income	$46,024	$45,017	2%	$89,735	$89,327	—%
Fees and other income	32,313	25,633	26%	62,407	53,061	18%
Total revenue	78,337	70,650	11%	152,142	142,388	7%
Provision/ (credit) for loan losses	(2,190)	14,962	nm	11,160	22,577	(51)%
Operating expense	62,465	56,665	10%	124,170	112,698	10%
Income tax expense/ (benefit)	4,229	(1,202)	nm	4,051	1,134	nm
Net income/ (loss) from continuing operations	13,833	225	nm	12,761	5,979	nm
Net income/ (loss) from discontinued operations	1,516	1,509	—%	3,186	1,545	nm
Less: Net income/ (loss) attributable to noncontrolling interests	804	616	31%	1,551	1,301	19%
Net income/ (loss) attributable to the Company	$14,545	$1,118	nm	$14,396	$6,223	nm
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. NIM is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on non-accrual status, NIM can decrease since the same assets are earning less income. Loans that are classified as substandard but are still accruing interest income at June 30, 2011 could be placed on non-accrual status if their credit quality declines further.
Net interest income for the three months ended June 30, 2011 was $46.0 million, an increase of $1.0 million, or 2%, compared to the same period in 2010. Net interest income for the six months ended June 30, 2011 was $89.7 million, an increase of $0.4 million, or 0%, compared to the same period in 2010. The increases for both the three and six month periods are primarily due to decreased cost of funds spread across both deposits and borrowings, and prepayment fees received on commercial loan pay-offs. Prepayment fees were $1.0 million for both the three and six months ending June 30, 2011 as compared to $0 and $0.6 million for the three and six months ending June 30, 2010, respectively. Prepayment fees fluctuate based on the timing and volume of loan payoffs that have contractual prepayment penalties. These increases were slightly offset by lower rates earned on loans and a shift from commercial loans to more stable, yet lower-yield, residential loans. The NIM was 3.29% for both three month periods ended June 30, 2011 and 2010. For the six months ended June 30, 2011, NIM was 3.25%, an increase of 1 basis point compared to the same period in 2010.

The following tables set forth the composition of the Company's NIM on a FTE basis for the three and six month periods ended June 30, 2011 and 2010, however the discussion following these tables reflects non-FTE data.

	Three Months Ended
	Average Balance		Interest Income/Expense		Average Yield/Rate
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Earning assets:
Taxable investment securities (1)	$367,567	$305,139	$1,391	$1,624	1.51%	2.13%
Non-taxable investment securities (1) (2)	187,379	187,908	1,403	1,937	2.99%	4.12%
Mortgage-backed securities (1)	228,578	223,954	1,841	1,894	3.22%	3.38%
Federal funds sold and other	462,350	505,463	283	277	0.25%	0.22%
Loans (3):
Commercial, construction and land (2)	2,400,681	2,605,125	33,819	35,414	5.49%	5.41%
Residential mortgage	1,742,769	1,563,746	19,131	19,251	4.39%	4.92%
Home equity and other consumer	316,268	277,473	2,971	3,842	3.75%	5.52%
Total loans	4,459,718	4,446,344	55,921	58,507	4.94%	5.25%
Total earning assets	$5,705,592	$5,668,808	$60,839	$64,239	4.20%	4.52%
Interest-bearing liabilities:
Deposits	$3,456,988	$3,530,736	$6,301	$9,381	0.73%	1.07%
Borrowed funds	836,500	810,826	6,685	8,093	3.17%	3.96%
Total interest-bearing liabilities	$4,293,488	$4,341,562	$12,986	$17,474	1.21%	1.61%
Net interest income - on a Fully Taxable Equivalent basis (FTE)			$47,853	$46,765
Less: FTE adjustment			1,829	1,748
Net interest income (GAAP basis)			$46,024	$45,017
Interest rate spread					2.99%	2.91%
Net interest margin (NIM)					3.29%	3.29%
________________________
(1)     Investments classified as available for sale are shown in the average balance sheet at amortized cost.
(2)    Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate of 35%. The discussion following these tables reflects non-FTE data.
(3)    Includes loans held for sale and non-accrual loans.

	Six Months Ended
	Average Balance		Interest Income/Expense		Average Yield/Rate
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Earning assets:
Taxable investment securities (1)	$364,431	$283,341	$2,770	$3,129	1.52%	2.21%
Non-taxable investment securities (1) (2)	194,789	185,732	3,057	3,977	3.14%	4.28%
Mortgage-backed securities (1)	231,887	250,609	3,648	4,326	3.15%	3.45%
Federal funds sold and other	497,543	604,459	604	720	0.24%	0.24%
Loans (3):
Commercial, construction and land (2)	2,423,320	2,570,211	66,134	73,002	5.42%	5.65%
Residential mortgage	1,714,044	1,537,790	37,860	38,137	4.42%	4.96%
Home equity and other consumer	306,302	278,119	5,838	6,302	3.83%	4.54%
Total loans	4,443,666	4,386,120	109,832	117,441	4.92%	5.34%
Total earning assets	$5,732,316	$5,710,261	$119,911	$129,593	4.17%	4.53%
Interest-bearing liabilities:
Deposits	$3,459,648	$3,570,943	$12,951	$20,011	0.75%	1.13%
Borrowed funds	863,848	840,238	13,490	16,724	3.11%	3.97%
Total interest-bearing liabilities	$4,323,496	$4,411,181	$26,441	$36,735	1.23%	1.67%
Net interest income - on a Fully Taxable Equivalent basis (FTE)			$93,470	$92,858
Less: FTE adjustment			3,735	3,531
Net interest income (GAAP basis)			$89,735	$89,327
Interest rate spread					2.94%	2.86%
Net interest margin (NIM)					3.25%	3.24%
________________________
(1)     Investments classified as available for sale are shown in the average balance sheet at amortized cost.
(2)    Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate of 35%. The discussion following these tables reflects non-FTE data.
(3)    Includes loans held for sale and non-accrual loans.
Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2011 was $59.0 million, a decrease of $3.5 million, or 6%, compared to the same period in 2010. Interest and dividend income for the six months ended June 30, 2011 was $116.2 million, a decrease of $9.9 million, or 8%, compared to the same period in 2010. The decrease was primarily due to lower overall yields and a greater focus on reducing risk in the overall loan portfolio through residential loan growth, where yields and risk are lower than in commercial and industrial loans and commercial real estate.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended June 30, 2011 was $32.5 million, a decrease of $1.9 million, or 6%, compared to the same period in 2010 as a result of a 14 basis point decrease in the average yield and an 8% decrease in the average balance. For the six months ended June 30, 2011, commercial interest income was $63.4 million, a decrease of $7.4 million, or 10%, compared to the same period in 2010 as a result of a 28 basis point decrease in the average yield and a 6% decrease in the average balance. The decline in the average balance is related to the Bank decreasing its portfolio of construction and land loans and commercial real estate loans due to current economic conditions, as discussed above in Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality.” The decrease in the average yield is related to the high level of non accrual loans as well as the low interest rate environment.

Interest income on residential mortgage loans for the three months ended June 30, 2011 was $19.1 million, a decrease of $0.1 million, or 1%, compared to the same period in 2010 as a result of a 53 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. For the six months ended June 30, 2011 residential mortgage interest income was $37.9 million, a decrease of $0.3 million, or 1% as a result of a 54 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. The decrease in the yields was primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans. The increase in the average balances of residential mortgage loans was primarily due to the organic growth of loan portfolios at the Bank.
Interest income on home equity and other consumer loans for the three months ended June 30, 2011 was $3.0 million, a decrease of $0.9 million, or 23%, compared to the same period in 2010, as a result of a 177 basis point decrease in the average yield, partially offset by a 14% increase in the average balance. For the six months ended June 30, 2011, home equity and other consumer loan interest income was $5.8 million, a decrease of $0.5 million, or 7%, compared to the same period in 2010, as a result of a 72 basis point decrease in the average yield, partially offset by a 10% increase in the average balance. The increase in the average balances of home equity and other consumer loans was primarily due to a reclassification of certain consumer loans during the latter part of 2010.
Investment income, on a non-FTE basis, for the three months ended June 30, 2011 was $4.4 million, a decrease of $0.6 million, or 12%, compared to the same period in 2010, as a result of a 23 basis point decrease in the average yield, slightly offset by a 2% increase in the average balance. For the six months ended June 30, 2011, investment income was $9.1 million, a decrease of $1.7 million, or 16% compared to the same period in 2010, as a result of a 22 basis point decrease in the average yield, and a 3% decrease in the average balance. The fluctuation in the average balance of investments is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended June 30, 2011 was $13.0 million, a decrease of $4.5 million, or 26%, compared to the same period in 2010. For the six months ended June 30, 2011, interest expense was $26.4 million, a decrease of $10.3 million, or 28%, compared to the same period in 2010. The decrease was attributable to decreases in the average rate paid on deposits. Additionally, there was a decrease in the average balance outstanding of higher rate certificates of deposit as some of these accounts shifted to more liquid and lower rate money market accounts.
Interest expense on deposits for the three months ended June 30, 2011 was $6.3 million, a decrease of $3.1 million, or 33%, compared to the same period in 2010, as a result of a 34 basis point decrease in the average yield, and a 2% decrease in the average balance. For the six months ended June 30, 2011, interest expense was $13.0 million, a decrease of $7.1 million, or 35%, compared to the same period in 2010, as a result of a 38 basis point decrease in the average rate and a 3% decrease in the average balance. The decrease in average deposits was primarily due to the Bank reducing the amount of non-core deposits maintained as a result of lower loan demand. The decrease in the average rates paid was primarily due to the Bank's ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.
Interest paid on borrowings for the three months ended June 30, 2011 was $6.7 million, a decrease of $1.4 million, or 17%, compared to the same period in 2010, as a result of a 79 basis point decrease in the average rate paid, partially offset by a 3% increase in the average balance. For the six months ended June 30, 2011 interest paid on borrowings was $13.5 million, a decrease of $3.2 million, or 19%, compared to the same period in 2010, as a result of an 86 basis point decrease in the average rate paid, partially offset by a 3% increase in the average balance. The decrease in the average rate paid related to a decline in rates paid on FHLB and other borrowings, as well as one of the Company's junior subordinated debentures shifting from a fixed to a floating rate at the end of 2010, which resulted in a lower rate paid on that junior subordinated debenture.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended June 30, 2011 was a credit of $2.2 million, a decrease of $17.2 million, compared to the same period in 2010. For the six months ended June 30, 2011, the provision/ (credit) for loan losses was $11.2 million, a decrease of $11.4 million, or 51%, compared to the same period in 2010. The decrease was primarily related to recoveries on loans previously charged off, a reduction in classified loans and a decline in the total loans outstanding.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see

Part I. Item 2. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality” above.
Fees and other income. Fees and other income for the three months ended June 30, 2011 was $32.3 million, an increase of $6.7 million, or 26%, compared to the same period in 2010. For the six months ended June 30, 2011, fees and other income was $62.4 million, an increase of $9.3 million, or 18%, compared to the same period in 2010. The increase is primarily due to the gain recognized from the debt repurchase, net gains from the sale of OREO properties, and from increases in investment management and trust fees, wealth advisory fees, and other income.
Investment management and trust fees for the three months ended June 30, 2011 was $16.3 million, an increase of $1.1 million, or 7.0%, compared to the same period in 2010. For the six months ended June 30, 2011, investment management and trust fee income was $32.4 million, an increase of $2.2 million, or 7%, compared to the same period in 2010. The increase is primarily due to the $1.7 billion, or 17% increase in AUM at the Bank and Investment Managers as compared to June 30, 2010, which is composed of $2.0 billion of investment performance, slightly offset by net outflows of $0.2 billion. AUM as of June 30, 2011 for the Bank and the Investment Managers was $12.0 billion. Management fees for the Bank and the Company's Investment Management affiliates are typically calculated based on a percentage of AUM.
Wealth advisory fee income for the three months ended June 30, 2011 was $10.3 million, an increase of $1.0 million, or 10%, compared to the same period in 2010. For the six months ended June 30, 2011, wealth advisory fee income was $20.3 million, an increase of $1.8 million, or 10%, compared to the same period in 2010. AUM as of June 30, 2011, managed by the Wealth Advisors was $8.2 billion, an increase of $1.0 billion, or 14%, compared to June 30, 2010. The increase in AUM is composed of $0.8 billion of investment performance and $0.2 billion in positive net inflows.
Gain on repurchase of debt for the three and six months ended June 30, 2011 was $1.8 million. During the second quarter of 2011 the Company repurchased $5.0 million of the convertible trust preferred securities issued by Boston Private Capital Trust I. The Company used available cash on hand to repurchase the securities at a 40% discount to par. The repurchase also resulted in an additional $0.2 million of expense relating to the amortization of the prepaid origination costs.
Gain/(loss) on OREO, net for the three months ended June 30, 2011 was a gain of $0.8 million, an increase of $2.5 million, compared to the same period in 2010. For the six months ended June 30, 2011, gain/(loss) on OREO, net was a gain of$1.0 million, an increase of $3.0 million, compared to the same period in 2010. The increases are primarily due to the losses that were recognized in 2010 as a result of the higher levels of valuation allowances taken during 2010 as the values of the OREO properties continued to decline subsequent to their respective transfers into OREO.
Other income for the three months ended June 30, 2011 was $0.4 million, an increase of $0.5 million compared to the same period in 2010. For the six months ended June 30, 2011, other income was $2.2 million, an increase of $1.8 million compared to the same period in 2010. This increase is primarily due to the gain resulting from the January 2011 sale of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investments.
Operating Expense. Operating expense for the three months ended June 30, 2011 was $62.5 million, an increase of $5.8 million, or 10%, compared to the same period in 2010. For the six months ended June 30, 2011, operating expense was $124.2 million, an increase of $11.5 million, or 10%, compared to the same period in 2010. Included in operating expense are the restructuring expenses of $4.3 million and $6.3 million for the three and six months ended June 30, 2011, respectively. Excluding restructuring, operating expense increased $1.5 million, or 3% for the three months ended June 30, 2011 compared to the same period in 2010 and increased $5.2 million, or 5% for the six months ended June 30, 2011 compared to the same period in 2010. The increases are primarily related to increases in salaries and employee benefits expense, professional services expense, and occupancy and equipment expenses, slightly offset by decreased FDIC insurance expense.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended June 30, 2011 was $35.9 million, an increase of $1.2 million, or 4%, compared to the same period in 2010. For the six months ended June 30, 2011, salaries and employee benefit expense was $72.6 million, an increase of $4.1 million, or 6%, compared to the same period in 2010. The increase is primarily due to increases in variable and equity compensation, as well as in non-executive salaries.
Professional services for the three months ended June 30, 2011 was $5.3 million, an increase of $1.0 million, or 23%, compared to the same period in 2010. For the six months ended June 30, 2011, professional services expense was $10.5 million, an increase of $1.3 million, or 14%, compared to the same period in 2010. The increase was primarily related to increased legal services due to loan workouts in the Bank's San Francisco Bay market.

FDIC insurance expense for the three months ended June 30, 2011 was $1.3 million, a decrease of $1.0 million, or 43%, compared to the same period in 2010. For the six months ended June 30, 2011, FDIC insurance expense was $3.5 million, a decrease of $0.8 million, or 19%, compared to the same period in 2010. The decrease is primarily due to the consolidation of the Bank charters and the reduction in the FDIC assessment rate, which was effective April 1, 2011.
Occupancy and equipment expense for the three months ended June 30, 2011 was $7.4 million, an increase of $0.7 million, or 11%, compared to the same period in 2010. For the six months ended June 30, 2011, occupancy and equipment expense was $14.8 million, an increase of $1.3 million, or 10% , compared to the same period in 2010. These increases are primarily due to common area charges, and increased space in the headquarters for the Bank's San Francisco Bay market.
Restructuring expense for the three and six months ended June 30, 2011 was $4.3 million, and $6.3 million, respectively. In the first quarter of 2011, the Company announced and received regulatory approval to merge its four private banking affiliates into one consolidated bank under the Boston Private Bank charter. On May 27, 2011 the Company completed the consolidation of its four private banks - operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets - under one unified charter based in Massachusetts. Included in restructuring expenses is the severance expense related to the reduction in force, professional expenses associated with the transaction, contract termination fees, and other miscellaneous expense. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 11: Restructuring” for further details of the Company's restructuring expenses.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three and six months ended June 30, 2011 was an expense of $4.2 million, and $4.1 million, respectively. The effective tax rate for the six months ended June 30, 2011 was 24.1%, compared to an effective tax rate 15.9%, for the same period in 2010. See Part I. Item 1. “Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes” for further detail.

Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”), which clarifies guidance related to determining whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted. The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption. The measurement of impairment on a TDR identified under this guidance is effective prospectively. Additionally, pursuant to ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, the disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011. The Company does not believe the adoption of both ASUs will have a significant impact on its results of operations and financial position.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of June 30, 2011 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.     Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report, other than the addition of the following risk factor.
The Company may be unable to successfully implement the consolidation of the banks and therefore may not realize the expected benefits from the consolidation.
On May 27, 2011, we announced the completion of the legal consolidation of the Company’s four private banks into Boston Private Bank. The Company believes that the legal consolidation will result in a number of benefits, including increased client service capabilities, simplified regulatory oversight, improved capital efficiency and enhanced risk management. However, there is no guarantee that the Company will be able to successfully execute on all or any components of the operational aspects of the consolidation or realize any of the expected benefits. The consolidation could also have an adverse impact on the Company’s business and results of operations if, for instance, the Bank’s customers and employees perceive the consolidation as a loss of local, high-touch service, which may result in higher than expected loss of deposits, disruption of the Bank’s business and may adversely affect the Bank’s ability to maintain relationships with its customers and employees.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information
None.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished with this 10-Q
		Form	SEC Filing Date	Exhibit Number
10.1	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
10.2	Form of Time-Vesting Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
10.3	Form of Performance Restricted Stock Agreement Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
10.4	Form of Non-Qualified Stock Option Agreement for Employees Under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
August 5, 2011	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
August 5, 2011	David J. Kaye
Executive Vice President and Chief Financial Officer