Form 10-Q
period 2011-09-30
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2011-11-04
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2011:

Common Stock-Par Value $1.00	78,006,511
(class)	(outstanding)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION, ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$330,425	$494,439
Investment securities:
Available for sale (amortized cost of $836,987 and $789,471 at September 30, 2011 and December 31, 2010, respectively)	848,855	795,438
Held to maturity (fair value of $0 and $2,497 at September 30, 2011 and December 31, 2010, respectively)	—	2,515
Total investment securities	848,855	797,953
Loans held for sale	13,275	9,145
Total loans	4,487,719	4,480,347
Less: Allowance for loan losses	98,759	98,403
Net loans	4,388,960	4,381,944
Other real estate owned (“OREO”)	9,161	12,925
Stock in Federal Home Loan Banks	44,248	45,846
Premises and equipment, net	28,812	26,642
Goodwill	115,038	115,051
Intangible assets, net	31,736	36,161
Fees receivable	7,998	8,213
Accrued interest receivable	16,492	16,707
Income tax receivable and deferred	77,886	84,641
Other assets	110,423	123,234
Total assets	$6,023,309	$6,152,901
Liabilities:
Deposits	$4,534,076	$4,486,726
Securities sold under agreements to repurchase	108,294	258,598
Federal Home Loan Bank borrowings	527,481	575,682
Junior subordinated debentures	188,645	193,645
Other liabilities	91,274	99,774
Total liabilities	5,449,770	5,614,425
Redeemable Noncontrolling Interests	21,885	19,598
The Company’s Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at September 30, 2011 and December 31, 2010; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,004,135 shares at September 30, 2011 and 76,307,329 shares at December 31, 2010	78,004	76,307
Additional paid-in capital	655,165	652,288
Accumulated deficit	(243,079)	(269,154)
Accumulated other comprehensive income	3,475	1,348
Total stockholders’ equity	551,654	518,878
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,023,309	$6,152,901
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$53,030	$58,036	$160,153	$173,337
Taxable investment securities	1,493	1,613	4,263	4,742
Non-taxable investment securities	891	1,283	2,922	3,869
Mortgage-backed securities	1,873	1,902	5,521	6,228
Federal funds sold and other	245	223	849	943
Total interest and dividend income	57,532	63,057	173,708	189,119
Interest expense:
Deposits	5,921	8,710	18,871	28,721
Federal Home Loan Bank borrowings	4,203	4,870	12,856	15,358
Junior subordinated debentures	1,851	2,511	5,648	7,505
Repurchase agreements and other short-term borrowings	485	522	1,526	1,763
Total interest expense	12,460	16,613	38,901	53,347
Net interest income	45,072	46,444	134,807	135,772
Provision/ (credit) for loan losses	4,500	32,050	15,660	54,627
Net interest income/ (loss) after provision for loan losses	40,572	14,394	119,147	81,145
Fees and other income:
Investment management and trust fees	16,161	14,443	48,581	44,674
Wealth advisory fees	10,249	9,525	30,597	28,087
Other banking fee income	1,339	1,546	3,859	3,987
Gain on repurchase of debt	—	—	1,838	—
Gain on sale of investments, net	103	1,147	689	3,566
Gain on sale of loans, net	386	713	1,897	1,670
Gain/ (loss) on OREO, net	3,156	(626)	4,110	(2,645)
Other	(44)	551	2,186	1,021
Total fees and other income	31,350	27,299	93,757	80,360
Operating expense:
Salaries and employee benefits	34,900	38,662	107,539	107,164
Occupancy and equipment	7,627	7,036	22,401	20,519
Professional services	3,667	4,857	14,164	14,025
Marketing and business development	1,510	1,677	4,869	5,229
Contract services and data processing	1,306	1,290	4,017	4,052
Amortization of intangibles	1,177	1,299	3,839	3,968
FDIC insurance	1,356	2,137	4,887	6,490
Restructuring expense	1,116	—	7,402	—
Other	3,819	4,021	11,530	12,231
Total operating expense	56,478	60,979	180,648	173,678
Income/ (loss) before income taxes	15,444	(19,286)	32,256	(12,173)
Income tax expense/ (benefit)	4,570	(12,412)	8,620	(11,278)
Net income/ (loss) from continuing operations	10,874	(6,874)	23,636	(895)
Net income/ (loss) from discontinued operations	1,567	267	4,752	1,812
Net income/ (loss) before attribution to noncontrolling interests	12,441	(6,607)	28,388	917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Less: Net income/ (loss) attributable to noncontrolling interests	762	629	2,313	1,929
Net income/ (loss) attributable to the Company	$11,679	$(7,236)	$26,075	$(1,012)
Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common stockholders	$(265)	$163	$(740)	$(9,466)
Net income/ (loss) attributable to common stockholders for basic earnings/ (loss) per share calculation	$11,414	$(7,073)	$25,335	$(10,478)
Basic earnings/ (loss) per share attributable to common stockholders:
From continuing operations:	$0.13	$(0.10)	$0.28	$(0.18)
From discontinued operations:	$0.02	$—	$0.06	$0.03
Total attributable to common stockholders:	$0.15	$(0.10)	$0.34	$(0.15)
Weighted average basic common shares outstanding	75,378,923	74,153,623	75,083,976	70,293,324
Diluted earnings/ (loss) per share attributable to common stockholders:
From continuing operations:	$0.12	$(0.10)	$0.25	$(0.18)
From discontinued operations:	$0.02	$—	$0.06	$0.03
Total attributable to common stockholders:	$0.14	$(0.10)	$0.31	$(0.15)
Weighted average diluted common shares outstanding	83,556,408	74,153,623	83,176,060	70,293,324

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$651,154
Comprehensive Income/ (Loss):
Net income/(loss) attributable to the Company	—	—	—	(1,012)	—	(1,012)
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	1,106	1,106
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(3,235)	(3,235)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	2	2
Total comprehensive income/ (loss) attributable to the Company, net						(3,139)
Dividends paid to common stockholders	—	—	(2,139)	—	—	(2,139)
Dividends paid to preferred stockholders	—	—	(3,027)	—	—	(3,027)
Net proceeds from issuance of:
692,569 shares of common stock	693	—	3,684	—	—	4,377
4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,025	—	—	26,740
1,084,450 shares of common stock in June 2010 private placement, as settled in July 2010	1,084	—	5,183	—	—	6,267
1,337,506 shares through incentive stock grants, net of cancellations and forfeitures	1,338	—	(1,338)	—	—	—
Repurchase of 154,000 shares of Series C Preferred Stock	—	(154,000)	—	—	—	(154,000)
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,367	—	—	4,367
Stock options exercised	96	—	369	—	—	465
Tax deficiency from certain stock compensation awards	—	—	(1,206)	—	—	(1,206)
Other equity adjustments	—	—	3,901	2	—	3,903
Balance at September 30, 2010	$76,592	$58,089	$652,832	$(259,196)	$5,445	$533,762
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$518,878
Comprehensive Income/ (Loss):
Net income/(loss) attributable to the Company	—	—	—	26,075	—	26,075
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	3,680	3,680
Change in unrealized gain/ (loss) on cash flow hedges, net	—	—	—	—	(1,869)	(1,869)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	316	316
Total comprehensive income/ (loss) attributable to the Company, net						28,202
Dividends paid to common stockholders	—	—	(2,314)	—	—	(2,314)
Dividends paid to preferred stockholders	—	—	(218)	—	—	(218)
Net proceeds from issuance of:
828,061 shares of common stock	828	—	4,706	—	—	5,534
833,366 shares of incentive stock grants, net of cancellations and forfeitures	833	—	(833)	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	4,869	—	—	4,869
Stock options exercised	36	—	145	—	—	181
Tax deficiency from certain stock compensation awards	—	—	(1,582)	—	—	(1,582)
Other equity adjustments	—	—	(1,896)	—	—	(1,896)
Balance at September 30, 2011	$78,004	$58,089	$655,165	$(243,079)	$3,475	$551,654

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$26,075	$(1,012)
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	2,313	1,929
Net (income)/loss from discontinued operations	(4,752)	(1,812)
Net income/(loss) from continuing operations	23,636	(895)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	14,359	13,073
Net income attributable to noncontrolling interests	(2,313)	(1,929)
Equity issued as compensation	4,869	4,367
Provision for loan losses	15,660	54,627
Loans originated for sale	(93,281)	(153,622)
Proceeds from sale of loans held for sale	89,522	145,022
Gain on the repurchase of debt	(1,838)	—
Decrease/(increase) in income tax receivable and deferred	6,755	(29,147)
Net decrease/(increase) in other operating activities	766	2,436
Net cash provided by/(used in) operating activities of continuing operations	58,135	33,932
Net cash provided by/(used in) operating activities of discontinued operations	4,752	1,812
Net cash provided by/(used in) operating activities	62,887	35,744
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(555,990)	(570,834)
Sales	131,041	407,515
Maturities, redemptions, and principal payments	375,311	315,970
Investment securities held to maturity:
Purchases	—	(5,993)
Maturities, sales, and principal payments	—	7,489
(Investments)/distributions in trusts, net	231	(130)
(Purchase)/ redemption of Federal Home Loan Banks stock	1,598	1,097
Net (increase)/ decrease in portfolio loans	(33,351)	(273,449)
Proceeds from sale of OREO	18,277	10,450
Proceeds from sale of portfolio loans	—	18,434
Proceeds from sale and repayments of non-strategic loan portfolio	1,000	276
Capital expenditures, net of sale proceeds	(6,864)	(2,937)
Cash received from dispositions/ (paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	586	(29,691)
Net cash provided by/(used in) investing activities	(68,161)	(121,803)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	47,350	237,297
Net (decrease)/increase in securities sold under agreements to repurchase and other	(150,304)	(134,802)
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	(10,000)	—
Advances of long-term Federal Home Loan Bank borrowings	104,313	166,040
Repayments of long-term Federal Home Loan Bank borrowings	(142,514)	(136,531)
Repurchase of debt	(3,000)	—
Net proceeds from issuance/ (paid for repurchase) of Series C Preferred stock	—	(154,000)
Dividends paid to common stockholders	(2,314)	(2,139)
Dividends paid to preferred stockholders	(218)	(3,027)
Tax deficiency from certain stock compensation awards	(1,582)	(1,206)
Proceeds from stock option exercises	181	465
Proceeds from issuance of common stock, net	1,244	34,081
Other equity adjustments	(1,896)	3,903
Net cash provided by/(used in) financing activities	(158,740)	10,081
Net increase/(decrease) in cash and cash equivalents	(164,014)	(75,978)
Cash and cash equivalents at beginning of year	494,439	447,460
Cash and cash equivalents at end of period	$330,425	$371,482
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$39,318	$56,274
Cash paid for income taxes, net of (refunds received)	11,407	21,135
Change in unrealized gain/(loss) on securities available for sale, net of tax	3,680	1,106
Change in unrealized gain/(loss) on cash flow hedges, net of tax	(1,869)	(3,235)
Change in unrealized gain/(loss) on other, net of tax	316	2
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at amortized cost	2,515	—
Loans transferred into other real estate owned from held for sale or portfolio	10,202	9,131
Loans transferred into/(out of) held for sale from/(to) portfolio	(526)	18,360
Equity issued for acquisitions, including deferred acquisition obligations	4,290	3,303

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Boston Private Financial Holdings, Inc. (the "Company" or "BPFH"), is a bank holding company with three reportable segments: Private Banking, Investment Management, and Wealth Advisory.
On May 27, 2011, Boston Private Bank & Trust Company, a Massachusetts chartered trust company and a wholly owned subsidiary of the Company, merged, as the surviving bank, with Borel Private Bank & Trust Company ("Borel"), First Private Bank & Trust ("FPB"), and Charter Private Bank ("Charter"), all of which were also wholly owned subsidiaries of the Company.
Following the merger, Boston Private Bank & Trust Company, the surviving bank (the "Bank" or "Boston Private Bank"), operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in its New England, Southern California, and Pacific Northwest markets. In the San Francisco Bay, the Bank conducts business under the name of Borel Private Bank & Trust Company, A Division of Boston Private Bank & Trust Company.
The Investment Management segment has two consolidated affiliate partners, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM") and Anchor Capital Holdings, LLC ("Anchor") (together, the "Investment Managers").
The Wealth Advisory segment has three consolidated affiliate partners, consisting of KLS Professional Advisors Group, LLC ("KLS"), Bingham, Osborn & Scarborough, LLC ("BOS"), and Davidson Trust Company ("DTC") (together, the "Wealth Advisors"). In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and include all necessary adjustments of a normal recurring nature, which in the opinion of management, are required for a fair presentation of the results of operations and financial condition of the Company. The interim results of consolidated operations are not necessarily indicative of the results for the entire year.
The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the Securities and Exchange Commission ("SEC"). Prior period amounts are reclassified whenever necessary to conform to the current period presentation.
The Company’s significant accounting policies are described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

2.	Earnings Per Share
The computations of basic and diluted earnings per share ("EPS") are set forth below:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$10,874	$(6,874)	$23,636	$(895)
Less: Net income attributable to noncontrolling interests	762	629	2,313	1,929
Net income/ (loss) from continuing operations attributable to the Company	10,112	(7,503)	21,323	(2,824)
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(192)	236	(522)	1,549
Accretion of discount on Series C Preferred stock (2)	—	—	—	(7,988)
Dividends on preferred securities	(73)	(73)	(218)	(3,027)
Total adjustments to income attributable to common stockholders	(265)	163	(740)	(9,466)
Net income/ (loss) from continuing operations attributable to common stockholders	9,847	(7,340)	20,583	(12,290)
Net income/ (loss) from discontinued operations	1,567	267	4,752	1,812
Net income/ (loss) attributable to common stockholders	$11,414	$(7,073)	$25,335	$(10,478)
Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,378,923	74,153,623	75,083,976	70,293,324
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.13	$(0.10)	$0.28	$(0.18)
Discontinued operations	$0.02	$—	$0.06	$0.03
Total attributable to common stockholders	$0.15	$(0.10)	$0.34	$(0.15)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common stockholders	$9,847	$(7,340)	$20,583	$(12,290)
Dividends paid on Series B Convertible Preferred stock	73	—	218	—
Net income/ (loss) from continuing operations attributable to common stockholders, after assumed dilution	9,920	(7,340)	20,801	(12,290)
Net income/ (loss) from discontinued operations	1,567	267	4,752	1,812
Net income/ (loss) attributable to common stockholders, after assumed dilution	$11,487	$(7,073)	$25,553	$(10,478)
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,378,923	74,153,623	75,083,976	70,293,324
Dilutive effect of:
Stock options, stock grants and other (3)	916,394	—	830,993	—
Warrants to purchase common stock (3)	—	—	—	—
Series B Convertible Preferred stock (3)	7,261,091	—	7,261,091	—
Dilutive common shares	8,177,485	—	8,092,084	—
Weighted average diluted common shares outstanding (3)	83,556,408	74,153,623	83,176,060	70,293,324
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.12	$(0.10)	$0.25	$(0.18)
Discontinued operations	$0.02	$—	$0.06	$0.03
Total attributable to common stockholders	$0.14	$(0.10)	$0.31	$(0.15)
Dividends per share declared on common stock	$0.01	$0.01	$0.03	$0.03
_____________________

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

(1)
See Part II. Item 8. "Financial Statements and Supplementary Data—Note 15: Noncontrolling Interests" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity, an increase in redemption values from period to period reduces income attributable to common stockholders. Decreases in redemption value from period to period increase income attributable to common stockholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
See Part II. Item 8. "Financial Statements and Supplementary Data—Note 16: Equity" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similarly to a preferred stock dividend and reduced income attributable to common stockholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(3)
The diluted EPS computations for the three and nine month periods ended September 30, 2011 and 2010 do not assume: conversion of the convertible trust preferred securities. The diluted EPS computations for the three and nine month periods ended September 30, 2010 additionally do not assume: the conversion of the Series B Preferred stock; exercise or contingent issuance of options, restricted stock or other dilutive securities. Finally, the diluted EPS computation for the three month period ended September 30, 2010 does not assume the exercise of the warrants issued to an affiliate of The Carlyle Group ("Carlyle"), because the result would have been anti-dilutive. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Potential common shares from:
Convertible trust preferred securities (a)	1,707	1,860	1,707	1,860
Conversion of the Series B Preferred stock (b)	—	7,261	—	7,261
Exercise or contingent issuance of options or other dilutive securities (c)	—	1,416	—	1,300
Exercise or contingent issuance of warrants (d)	—	—	—	281
Total potential common shares	1,707	10,537	1,707	10,702

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $0.4 million for each of the three month periods ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the nine month periods ended September 30, 2011 and 2010, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

(b)
If the effect of the conversion of the Series B Preferred stock would have been dilutive for the three and nine month periods ended September 30, 2010, preferred dividends related to the Series B Preferred stock of $0.1 million and $0.2 million for those respective periods would have been added back to net loss attributable to common stockholders for diluted EPS computations for the periods presented.

(c)
Options to purchase shares of common stock that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation amounted to 4.0 million and 5.1 million for the three month periods ended September 30, 2011 and 2010, respectively. Shares excluded from the diluted EPS computation amounted to 3.8 million and 4.6 million for the nine month periods ended September 30, 2011 and 2010, respectively.

(d)
Warrants to purchase approximately 2.9 million shares of common stock (the TARP warrant) were outstanding at September 30, 2011 and 2010, but were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares for each of the reported three and nine month periods ended September 30, 2011 and 2010, respectively. Warrants to purchase approximately 5.4 million shares of common stock (the Carlyle warrant) were also outstanding at September 30, 2011 and 2010, but were not included in the computations of diluted EPS for the three month periods ended September 30, 2011 and 2010, and the nine month period ended September 30, 2011 because the warrants' exercise price was greater than the average market price of the common shares for those respective periods.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

3.	Reportable segments
Management Reporting
The Company has three reportable segments (Private Banking, Investment Management, and Wealth Advisory) and the Parent Company (Boston Private Financial Holdings, Inc.) (the "Holding Company"). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of business concentrations in each function.
Measurement of Segment Profit and Assets
The accounting policies of the segments are the same as those described in Part II. Item 8. "Financial Statements and Supplementary Data - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
Revenues, expenses, and assets are recorded by each segment, and separate financial statements are reviewed by their management and the Company’s Segment Chief Executive Officers and finance officers.
Reconciliation of Reportable Segment Items
The following tables provide a reconciliation of the revenues, profits, assets, and other significant items of reportable segments as of and for the three and nine months ended September 30, 2011 and September 30, 2010. Interest expense on junior subordinated debentures is reported at the Holding Company.

	For the three months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$46,814	$48,841	$11,014	$8,701	$57,828	$57,542
Total Investment Managers	8	35	10,276	8,712	10,284	8,747
Total Wealth Advisors	20	2	10,249	9,525	10,269	9,527
Total Segments	46,842	48,878	31,539	26,938	78,381	75,816
Holding Company and Eliminations	(1,770)	(2,434)	(189)	361	(1,959)	(2,073)
Total Company	$45,072	$46,444	$31,350	$27,299	$76,422	$73,743

	For the three months ended September 30,
	Non-interest expense (2)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$35,680	$37,451	$6,160	$(6,442)	$11,488	$(5,517)
Total Investment Managers	7,839	7,217	854	517	1,591	1,013
Total Wealth Advisors	7,748	7,432	938	796	1,583	1,299
Total Segments	51,267	52,100	7,952	(5,129)	14,662	(3,205)
Holding Company and Eliminations	5,211	8,879	(3,382)	(7,283)	(3,788)	(3,669)
Total Company	$56,478	$60,979	$4,570	$(12,412)	$10,874	$(6,874)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the three months ended September 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/(loss) attributable to the Company (3)		Amortization of intangibles
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$—	$—	$11,488	$(5,517)	$26	$56
Total Investment Managers	400	316	1,191	697	830	869
Total Wealth Advisors	362	313	1,221	986	321	347
Total Segments	762	629	13,900	(3,834)	1,177	1,272
Holding Company and Eliminations	—	—	(2,221)	(3,402)	—	27
Total Company	$762	$629	$11,679	$(7,236)	$1,177	$1,299

	As of September 30,
	Assets		AUM (4)
	2011	2010	2011	2010
	(In thousands)		(In millions)
Total Banks (1)	$5,812,215	$5,821,542	$3,427	$3,561
Total Investment Managers	108,767	111,533	7,127	7,521
Total Wealth Advisors	79,397	75,011	7,673	7,553
Total Segments	6,000,379	6,008,086	18,227	18,635
Holding Company and Eliminations	22,930	23,180	(18)	(18)
Total Company	$6,023,309	$6,031,266	$18,209	$18,617

	For the nine months ended September 30,
	Net interest income		Non-interest income		Total revenues
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$140,163	$142,727	$29,507	$24,770	$169,670	$167,497
Total Investment Managers	65	107	30,730	27,283	30,795	27,390
Total Wealth Advisors	20	(13)	30,597	28,086	30,617	28,073
Total Segments	140,248	142,821	90,834	80,139	231,082	222,960
Holding Company and Eliminations	(5,441)	(7,049)	2,923	221	(2,518)	(6,828)
Total Company	$134,807	$135,772	$93,757	$80,360	$228,564	$216,132

	For the nine months ended September 30,
	Non-interest expense (2)		Income tax expense/(benefit)		Net income/(loss) from continuing operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$114,672	$108,861	$12,452	$(2,557)	$26,886	$6,566
Total Investment Managers	23,715	22,004	2,409	1,929	4,671	3,457
Total Wealth Advisors	23,673	22,081	2,520	2,252	4,424	3,740
Total Segments	162,060	152,946	17,381	1,624	35,981	13,763
Holding Company and Eliminations	18,588	20,732	(8,761)	(12,902)	(12,345)	(14,658)
Total Company	$180,648	$173,678	$8,620	$(11,278)	$23,636	$(895)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	For the nine months ended September 30,
	Net income/ (loss) attributable to noncontrolling interests		Net income/(loss) attributable to the Company (3)		Amortization of intangibles
	2011	2010	2011	2010	2011	2010
	(In thousands)
Total Banks (1)	$—	$—	$26,886	$6,566	$377	$229
Total Investment Managers	1,196	1,019	3,475	2,438	2,489	2,608
Total Wealth Advisors	1,117	910	3,307	2,830	973	1,051
Total Segments	2,313	1,929	33,668	11,834	3,839	3,888
Holding Company and Eliminations	—	—	(7,593)	(12,846)	—	80
Total Company	$2,313	$1,929	$26,075	$(1,012)	$3,839	$3,968
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 1: Basis of Presentation and Summary of Significant Accounting Policies" for additional details.

(2)
Non-interest expense for the three and nine months ended September 30, 2011 includes $1.1 million and $7.4 million, respectively, of restructuring expense. Restructuring expenses have been incurred in the Private Banking segment as well as at the Holding Company.

(3)
Net income/ (loss) from discontinued operations for the three months ended September 30, 2011, and 2010 of $1.6 million, and $0.3 million, respectively, and for the nine months ended September 30, 2011, and 2010, of $4.8 million and $1.8 million, respectively, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(4)	"AUM" represents Assets Under Management and Advisory at the affiliates.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

4.	Investments
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At September 30, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$5,406	$18	$(24)	$5,400
Government-sponsored entities	359,907	1,609	(211)	361,305
Corporate bonds	23,593	109	(199)	23,503
Municipal bonds	193,475	4,078	(60)	197,493
Mortgage backed securities (1)	253,366	6,799	(239)	259,926
Other	1,240	61	(73)	1,228
Total	$836,987	$12,674	$(806)	$848,855

At December 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$81,444	$22	$(64)	$81,402
Government-sponsored entities	263,460	1,278	(1,139)	263,599
Corporate bonds	18,881	39	(104)	18,816
Municipal bonds	192,139	2,934	(1,025)	194,048
Mortgage backed securities (1)	230,352	5,334	(1,429)	234,257
Other	3,195	151	(30)	3,316
Total	$789,471	$9,758	$(3,791)	$795,438
Held to maturity securities at amortized cost:
U.S. government and agencies	$586	$—	$—	$586
Government-sponsored entities	1,429	5	(23)	1,411
Other	500	—	—	500
Total	$2,515	$5	$(23)	$2,497
___________________

(1)	Most mortgage backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.
The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, as of September 30, 2011. Certain securities are callable before their final maturity. Additionally, certain securities (such as mortgage backed securities) are shown within the table below based on their final (contractual) maturity, but, due to prepayments and amortization, are expected to have shorter lives.

	Available for Sale Securities
	Amortized cost	Fair value
	(In thousands)
Within one year	$23,159	$23,282
After one, but within five years	507,807	512,919
After five, but within ten years	63,918	64,607
Greater than ten years	242,103	248,047
Total	$836,987	$848,855

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds from sales	$2,110	$40,879	$131,041	$407,515
Realized gains	108	1,152	977	3,663
Realized losses	(5)	(5)	(288)	(97)
The following tables set forth information regarding securities at September 30, 2011 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
Available for sale securities	(In thousands)
U.S. government and agencies	$1,500	$(24)	$—	$—	$1,500	$(24)	1
Government-sponsored entities	96,170	(211)	—	—	96,170	(211)	13
Corporate bonds	14,739	(199)	—	—	14,739	(199)	3
Municipal bonds	8,046	(60)	—	—	8,046	(60)	6
Mortgage backed securities	26,300	(239)	—	—	26,300	(239)	8
Other	184	(43)	49	(30)	233	(73)	34
Total	$146,939	$(776)	$49	$(30)	$146,988	$(806)	65
The U.S. government and agencies security, government-sponsored entities securities, and mortgage backed securities in the table above had a Standard and Poor’s credit rating of AA+. One corporate bond in the table above had Moody’s credit rating of A2, while the other two had Moody’s credit ratings of Baa3. The municipal bonds in the table above had Moody’s credit ratings of at least A1. The other securities consisted of equity securities.
These investments are not considered other-than-temporarily impaired for the following reasons: the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality, the Company has no current intent to sell these securities nor is it more likely than not that it will have to sell these securities before recovery of their amortized cost base. Decisions to hold or sell securities are influenced by the need for liquidity at the Bank, alternative investments, risk assessment, and asset liability management. No impairment losses were recognized through earnings related to available for sale securities during the three or nine month periods ended September 30, 2011 or 2010.
Cost method investments, which are included in other assets, can be temporarily impaired when the fair market values decline below the amortized costs of the individual investments. There were no cost method investments with unrealized losses at September 30, 2011. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development. The Company had $22.0 million and $19.6 million in cost method investments included in other assets at September 30, 2011 and December 31, 2010, respectively.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

5.	Fair Value Measurements
Fair value is defined under GAAP as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value. Financial instruments are considered Level 1 when valuation can be based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	At September 30, 2011	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$5,400	$1,798	$3,602	$—
Government-sponsored entities	361,305	—	361,305	—
Corporate bonds	23,503	—	23,503	—
Municipal bonds	197,493	—	197,493	—
Mortgage-backed securities	259,926	—	259,926	—
Other	1,228	478	—	750
Total available for sale securities	848,855	2,276	845,829	750
Derivatives - interest rate customer swaps	4,559	—	4,559	—
Other investments	5,316	4,492	824	—
Liabilities:
Derivatives - interest rate customer swaps (1)	$4,740	$—	$4,740	$—
Derivatives - junior subordinated debenture interest rate swap (1)	5,537	—	5,537	—
___________________

(1)	Derivatives-interest rate customer swaps (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

		Fair value measurements at reporting date using:
	At December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$81,402	$72,972	$8,430	$—
Government-sponsored entities	263,599	—	263,599	—
Corporate bonds	18,816	—	18,816	—
Municipal bonds	194,048	—	194,048	—
Mortgage-backed securities	234,257	—	234,257	—
Other	3,316	539	2,027	750
Total available for sale securities	795,438	73,511	721,177	750
Derivatives - interest rate customer swaps	4,862	—	4,862	—
Derivatives - customer foreign exchange forward	130	—	130	—
Other investments	10,828	4,723	6,105	—
Liabilities:
Derivatives - interest rate customer swaps (1)	$5,049	$—	$5,049	$—
Derivatives - customer foreign exchange forward (1)	130	—	130	—
Derivatives - junior subordinated debenture interest rate swap (1)	2,342	—	2,342	—
___________________

(1)	Derivatives - interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.
At September 30, 2011, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available for sale securities. The U.S. government securities and equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Association ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three Community Reinvestment Act ("CRA") loan funds (which are categorized as other available for sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.
At December 31, 2010, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities (primarily residential), and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three CRA loan funds (which are categorized as other available for sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Currently, the Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements-Note 8: Derivatives and Hedging Activities" for further details.
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
The following tables present a rollforward of the Level 3 assets for the three and nine months ended September 30, 2011 and September 30, 2010, respectively. The unrealized gains/ (losses) on the Level 3 assets included in the table below are included in Accumulated other comprehensive income in the consolidated balance sheets.

	Balance at June 30, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at September 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at January 1, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at September 30, 2011
	(In thousands)
Other available for sale investments	$750	$—	$—	$—	$—	$750
Total Level 3 assets	$750	$—	$—	$—	$—	$750

	Balance at June 30, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at September 30, 2010
	(In thousands)
Other available for sale investments	500	250	—	—	—	750
Total Level 3 assets	$500	$250	$—	$—	$—	$750

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Balance at January 1, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at September 30, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$—	$(3,151)	$—	$—	$—
Other available for sale investments	500	250	—	—	—	750
Total Level 3 assets	$3,651	$250	$(3,151)	$—	$—	$750
_______________________________

(1)
One mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis during the three and nine month periods ended September 30, 2011 and during the year ended December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2011	Fair value measurements recorded during the three months ended:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans (1)	$7,568	$—	$—	$7,568
OREO (2)	1,414	—	—	1,414
	$8,982	$—	$—	$8,982
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2011 that had write-downs in fair value or whose specific reserve changed during the third quarter of 2011.

(2)	Two OREO properties held at September 30, 2011 had write-downs during the third quarter of 2011.

	September 30, 2011	Fair value measurements recorded during the nine months ended:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans (1)	$18,297	$—	$—	$18,297
OREO (2)	1,999	—	—	1,999
	$20,296	$—	$—	$20,296
___________________

(1)	Collateral-dependent impaired loans held at September 30, 2011 that had write-downs in fair value or whose specific reserve changed during the first nine months of 2011.

(2)	Three OREO properties held at September 30, 2011 had write-downs during the first nine months of 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	December 31, 2010	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(In thousands)
Assets:
Impaired loans (1)	$32,790	$—	$—	$32,790
Loans held for sale (2)	1,526	—	—	1,526
OREO (3)	2,878	—	—	2,878
	$37,194	$—	$—	$37,194
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2010 that had write-downs in fair value or whose specific reserve changed during 2010.

(2)	One loan in the loans held for sale category had a write-down during 2010.

(3)	Three OREO properties held at December 31, 2010 had write-downs during 2010.
Impaired loans include those loans that were adjusted to the fair value of underlying collateral as required under ASC 310, Receivables. The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan's original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.
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
The OREO in the tables above includes those properties that had an adjustment to fair value during the periods ended September 30, 2011 and December 31, 2010, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. Therefore they have been categorized as a Level 3 measurement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	September 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$330,425	$330,425	$494,439	$494,439
Held to maturity securities	—	—	2,515	2,497
Loans, net (including loans held for sale)	4,402,235	4,501,288	4,391,089	4,458,519
Other financial assets	119,759	119,759	121,977	121,977
FINANCIAL LIABILITIES:
Deposits	4,534,076	4,542,486	4,486,726	4,494,884
Securities sold under agreements to repurchase	108,294	111,561	258,598	262,344
Federal Home Loan Bank borrowings	527,481	553,548	575,682	597,023
Junior subordinated debentures	188,645	167,416	193,645	168,235
Other financial liabilities	12,219	12,219	13,133	13,133
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
Held to maturity securities
The fair value presented for securities are based on quoted market prices received from third party pricing services, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments, quotations, or analysis of estimated future cash flows. As of January 1, 2011, the Company reclassified its held to maturity investments to available for sale investments and other assets. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements-Note 4: Investment Securities" for further details.
Loans, net (including loans held for sale)
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in the local markets. The incremental credit risk for nonaccrual loans was considered in the determination of the fair value of loans. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Other financial assets
Other financial assets consist primarily of accrued interest and fees receivable, stock in Federal Home Loan Banks ("FHLBs"), and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.
The Company carries the FHLB stock at the original cost basis (par value). Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is Boston. FHLB stock in both the San Francisco and Seattle FHLBs is still owned by the Bank. The Bank has requested to redeem the outstanding stock in these two FHLBs. The FHLBs may wait up to five years from the redemption request to redeem the stock. Of the $44.2 million of stock in FHLBs held at September 30, 2011, $14.7 million, or 33%, of the balance related to stock held in the San Francisco and Seattle FHLBs.
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
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at September 30, 2011 and December 31, 2010. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar Private Bank and Trust Company ("Gibraltar") (acquired as part of the 2005 acquisition of Gibraltar which was subsequently sold in 2009), and Charter acquisitions approximates book value because of the floating rate nature of the securities.
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
The following table presents a summary of the loan portfolio as of the dates indicated.

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial and industrial	$641,293	$658,147
Commercial real estate	1,594,830	1,698,086
Construction and land	144,717	150,702
Residential mortgage	1,790,875	1,673,934
Home equity	150,656	158,430
Consumer and other	165,348	141,048
Total Loans	$4,487,719	$4,480,347
The following table presents nonaccrual loans receivable as of the dates indicated.

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial and industrial	$2,534	$8,583
Commercial real estate	43,448	66,518
Construction and land (1)	5,580	15,323
Residential mortgage	20,627	14,111
Home equity	1,253	799
Consumer and other	3	131
Total	$73,445	$105,465
___________________

(1)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Bank's general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of September 30, 2011 or December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDRs"), a return to accrual status generally requires timely payments for a period of six months.
The following tables present an age analysis of loans receivable as of the dates indicated:

	September 30, 2011
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Current Payment Status	30-89 Days Past Due	Over 89 Days Past Due	Total Non-Accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$6,368	$1,382	$7,750	$1,725	$459	$350	$2,534	$631,009	$641,293
Commercial real estate	8,103	1,709	9,812	33,848	904	8,696	43,448	1,541,570	1,594,830
Construction and land	470	336	806	2,079	—	3,501	5,580	138,331	144,717
Residential mortgage	350	1,140	1,490	10,820	569	9,238	20,627	1,768,758	1,790,875
Home equity	248	—	248	457	—	796	1,253	149,155	150,656
Consumer and other	760	78	838	3	—	—	3	164,507	165,348
Total	$16,299	$4,645	$20,944	$48,932	$1,932	$22,581	$73,445	$4,393,330	$4,487,719

	As of December 31, 2010
	Accruing Past Due
	30-59 Days Past Due	60-89 Days Past Due	Total Accruing Past Due	Non-Accrual Loans (1) (2)	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$4,819	$2,637	$7,456	$8,583	$642,108	$658,147
Commercial real estate	4,463	5,983	10,446	66,518	1,621,122	1,698,086
Construction and land	—	—	—	15,323	135,379	150,702
Residential mortgage	6,050	503	6,553	14,111	1,653,270	1,673,934
Home equity	237	—	237	799	157,394	158,430
Consumer and other	19	34	53	131	140,864	141,048
Total	$15,588	$9,157	$24,745	$105,465	$4,350,137	$4,480,347

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

___________________

(1)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

(2)
Of the $105.5 million of nonaccrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 90 days past due.

Nonperforming and delinquent loans are affected by factors such as the economic conditions in the Bank's geographic regions and interest rates. These factors, as well as others, are generally not within the Company's control. A decline in the fair values of the collateral for the nonperforming loans could result in additional future provision for loan losses depending on the timing and severity of the decline. The Bank continues to evaluate the underlying collateral of each nonaccrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been upgraded to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, every 12 months or sooner if deemed necessary, especially during periods of declining values. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. A summary of the rating system used by the Bank, repeated here from Part II. Item 8. "Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies," in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 follows:
Acceptable or Pass - All loans graded as acceptable or pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan loss. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as Acceptable or Pass unless there is known information such as delinquency or customer requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special Mention - Loans rated in this category are defined as having potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank's credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower's financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy.
Substandard - Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or non-accruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are usually on nonaccrual and are generally classified as impaired.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table presents the loan portfolio's credit risk profile by internally assigned grade as of the dates indicated. See Part II. Item 8. "Financial Statements and Supplementary Data-Note 1: Basis of Presentation and Summary of Significant Accounting Policies, Loans" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a discussion of how the various internal risk grades relate to the likelihood of loss.

	September 30, 2011
	Grade or Nonaccrual Status
	Acceptable or Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$579,170	$34,466	$25,123	$2,534	$641,293
Commercial real estate	1,361,216	123,546	66,620	43,448	1,594,830
Construction and land	112,287	19,797	7,053	5,580	144,717
Residential mortgage	1,767,045	—	3,203	20,627	1,790,875
Home equity	147,244	290	1,869	1,253	150,656
Consumer and other	165,320	14	11	3	165,348
Total	$4,132,282	$178,113	$103,879	$73,445	$4,487,719

	December 31, 2010
	Grade or Nonaccrual Status
	Acceptable or Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans (2)	Total
	(In thousands)
Commercial and industrial	$601,364	$29,698	$18,502	$8,583	$658,147
Commercial real estate	1,420,682	135,605	75,281	66,518	1,698,086
Construction and land	115,056	18,083	2,240	15,323	150,702
Residential mortgage	1,658,656	196	971	14,111	1,673,934
Home equity	156,605	702	324	799	158,430
Consumer and other	137,466	3,331	120	131	141,048
Total	$4,089,829	$187,615	$97,438	$105,465	$4,480,347
___________________

(1)	Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.

(2)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following tables present the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans for the dates and periods indicated:

	As of and for the three and nine months ended September 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	YTD Average Recorded Investment	QTD Interest Income Recognized while Impaired	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$2,414	$2,820	$—	$2,650	$6,863	$—	$16
Commercial real estate	38,774	53,072	—	41,027	54,324	97	262
Construction and land	4,015	7,103	—	5,029	6,798	—	—
Residential mortgage	10,220	10,891	—	8,187	8,251	40	45
Home equity	326	360	—	1,120	885	—	—
Consumer and other	—	—	—	—	15	—	—
Subtotal	55,749	74,246	—	58,013	77,136	137	323
With an allowance recorded:
Commercial and industrial	121	125	15	124	803	—	—
Commercial real estate	23,811	26,722	3,172	32,552	27,036	153	274
Construction and land	1,565	1,729	327	1,524	2,976	—	—
Residential mortgage	5,074	5,074	366	4,301	4,080	41	115
Home equity	131	131	131	131	131	1	4
Consumer and other	—	—	—	—	—	—	—
Subtotal	30,702	33,781	4,011	38,632	35,026	195	393
Total:
Commercial and industrial	2,535	2,945	15	2,774	7,666	—	16
Commercial real estate	62,585	79,794	3,172	73,579	81,360	250	536
Construction and land	5,580	8,832	327	6,553	9,774	—	—
Residential mortgage	15,294	15,965	366	12,488	12,331	81	160
Home equity	457	491	131	1,251	1,016	1	4
Consumer and other	—	—	—	—	15	—	—
Total	$86,451	$108,027	$4,011	$96,645	$112,162	$332	$716
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge-offs of $18.7 million and historical nonaccrual interest paid, which is applied to principal, of $2.9 million.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	As of and for the year ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$8,529	$9,340	$—
Commercial real estate	52,794	75,203	—
Construction and land	11,291	14,808	—
Residential mortgage	6,619	6,898	—
Home equity	799	831	—
Consumer and other	—	—	—
Subtotal	80,032	107,080	—
With an allowance recorded:
Commercial and industrial	54	54	54
Commercial real estate	16,736	18,028	3,174
Construction and land	4,032	4,773	1,067
Residential mortgage	3,823	3,823	332
Home equity	—	—	—
Consumer and other	—	—	—
Subtotal	24,645	26,678	4,627
Total:
Commercial and Industrial	8,583	9,394	54
Commercial real estate	69,530	93,231	3,174
Construction and land	15,323	19,581	1,067
Residential mortgage	10,442	10,721	332
Home equity	799	831	—
Consumer and other	—	—	—
Total	$104,677	$133,758	$4,627
___________________

(1)	Recorded investment represents the customer loan balance net of historical charge-offs of $26.4 million and historical nonaccrual interest paid, which was applied to principal, of $2.6 million.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $48.9 million and $20.1 million at September 30, 2011 and December 31, 2010, respectively. Of the $48.9 million in TDR loans at September 30, 2011, $20.3 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Therefore depending upon the result of the impairment analysis, there could been an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDR are already on nonaccrual status and are considered impaired. Therefore there is generally not a material change to the allowance for loan losses when a loan is categorized as a TDR. The following tables present the balance of troubled debt restructured loans that were restructured or defaulted during the periods indicated.

	As of and for the three months ended September 30, 2011
	Restructured Current Quarter			TDRs that defaulted in the current quarter that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	1	$253	$253	—	$—
Commercial real estate	1	991	991	1	1,156
Construction and land	—	—	—	—	—
Residential mortgage	5	2,314	2,314	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	7	$3,558	$3,558	1	$1,156

	As of and for the nine months ended September 30, 2011
	Restructured Current Year to Date			TDRs that defaulted in the current year to date that were restructured in prior twelve months
	# of Loans	Pre- modification recorded investment	Post- modification recorded investment	# of Loans	Post- modification recorded investment
(Dollars In thousands)
Commercial and industrial	3	$1,937	$1,937	1	$125
Commercial real estate	9	33,014	33,366	2	2,111
Construction and land	1	428	428	—	—
Residential mortgage	5	2,314	2,314	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	18	$37,693	$38,045	3	$2,236

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

7.	Allowance for Loan Losses
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $98.8 million and $98.4 million at September 30, 2011 and December 31, 2010, respectively. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

	At and for the three months ended September 30, 2011	At and for the nine months ended September 30, 2011
	(In thousands)
Allowance for loan losses, beginning of period:
Commercial and industrial	$12,460	$13,438
Commercial real estate	66,914	65,760
Construction and land	6,004	6,875
Residential mortgage	8,499	7,449
Home equity	1,291	1,231
Consumer and other	1,616	1,478
Unallocated	1,958	2,172
Total allowance for loan losses, beginning of period	98,742	98,403
Provision/ (credit) for loan losses:
Commercial and industrial	(425)	(630)
Commercial real estate	1,653	12,811
Construction and land	2,789	194
Residential mortgage	932	3,027
Home equity	8	161
Consumer and other	(405)	363
Unallocated	(52)	(266)
Total provision for loan losses	4,500	15,660
(continued)

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended September 30, 2011	At and for the nine months ended September 30, 2011
(continued)	(In thousands)
Loans charged off:
Commercial and industrial	$(153)	$(2,205)
Commercial real estate	(3,863)	(15,782)
Construction and land	(1,286)	(3,516)
Residential mortgage	(257)	(1,302)
Home equity	—	(95)
Consumer and other	(24)	(677)
Total charge-offs	(5,583)	(23,577)
Recoveries on loans previously charged off:
Commercial and industrial	440	1,719
Commercial real estate	380	2,295
Construction and land	262	4,216
Residential mortgage	—	—
Home equity	9	11
Consumer and other	9	32
Total recoveries	1,100	8,273
Allowance for loan losses at September 30, 2011 (end of period):
Commercial and industrial	12,322	12,322
Commercial real estate	65,084	65,084
Construction and land	7,769	7,769
Residential mortgage	9,174	9,174
Home equity	1,308	1,308
Consumer and other	1,196	1,196
Unallocated	1,906	1,906
Total allowance for loan losses at September 30, 2011 (end of period)	$98,759	$98,759

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	At and for the three months ended September 30, 2010	At and for the nine months ended September 30, 2010
	(In thousands)
Allowance for loan losses, beginning of period:	$79,073	$68,444
Provision for loan losses	32,050	54,627
Charge-offs	(14,204)	(29,779)
Recoveries	3,091	6,718
Allowance for loan losses at September 30, 2010 (end of period)	$100,010	$100,010
The following tables show the Company's allowance for loan losses and loan portfolio at September 30, 2011 and December 31, 2010 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at September 30, 2011 or December 31, 2010.

	Commercial and industrial	Commercial real estate	Construction and land	Residential mortgage
	(In thousands)
Allowance for loan losses balance at September 30, 2011 attributable to:
Loans collectively evaluated for impairment	$12,307	$61,912	$7,442	$8,808
Loans individually evaluated for impairment	15	3,172	327	366
Total allowance for loan losses	$12,322	$65,084	$7,769	$9,174

Recorded investment (loan balance) at September 30, 2011:
Loans collectively evaluated for impairment	$638,758	$1,532,244	$139,137	$1,775,581
Loans individually evaluated for impairment	2,535	62,586	5,580	15,294
Total Loans	$641,293	$1,594,830	$144,717	$1,790,875

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at September 30, 2011 attributable to:
Loans collectively evaluated for impairment	$1,177	$1,196	$1,906	$94,748
Loans individually evaluated for impairment	131	—	—	4,011
Total allowance for loan losses	$1,308	$1,196	$1,906	$98,759

Recorded investment (loan balance) at September 30, 2011:
Loans collectively evaluated for impairment	$150,199	$165,348	$—	$4,401,267
Loans individually evaluated for impairment	457	—	—	86,452
Total Loans	$150,656	$165,348	$—	$4,487,719

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land (1)	Residential mortgage
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$13,384	$62,586	$5,808	$7,117
Loans individually evaluated for impairment	54	3,174	1,067	332
Total allowance for loan losses	$13,438	$65,760	$6,875	$7,449

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$649,564	$1,628,556	$135,379	$1,663,492
Loans individually evaluated for impairment	8,583	69,530	15,323	10,442
Total Loans	$658,147	$1,698,086	$150,702	$1,673,934

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated for impairment	$1,231	$1,478	$2,172	$93,776
Loans individually evaluated for impairment	—	—	—	4,627
Total allowance for loan losses	$1,231	$1,478	$2,172	$98,403

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated for impairment	$157,631	$141,048	$—	$4,375,670
Loans individually evaluated for impairment	799	—	—	104,677
Total Loans	$158,430	$141,048	$—	$4,480,347
___________________

(1)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	September 30, 2011				December 31, 2010
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,537)	Other assets	$—	Other liabilities	$(2,342)
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	4,559	Other assets	(4,740)	Other assets	4,862	Other assets	(5,049)
Foreign exchange contracts (1)	Other assets	—	Other assets	—	Other assets	130	Other assets	(130)
Total		$4,559		$(10,277)		$4,992		$(7,521)
___________________

(1)
Interest rate products and foreign exchange contracts derivative liabilities are netted with interest rate products and foreign exchange contracts derivative assets within other assets in the consolidated balance sheets. There were no foreign exchange contracts at September 30, 2011.

(2)	For additional details, see Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements-Note 5: Fair Value Measurements."
Cash Flow Hedges of Interest Rate Risk
The Company's objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Company has entered into an interest rate swap as part of its interest rate risk management strategy. The Holding Company entered into one interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company's cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising interest rates. The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month London Interbank Offered Rate plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%.
The Company uses the "Hypothetical Derivative Method" described in ASC 815, Derivatives and Hedging ("ASC 815"), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income ("OCI") (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company did not have any hedge ineffectiveness recognized in earnings during the three and nine month periods ended September 30, 2011. The Holding Company also monitors the risk of counterparty default on an ongoing basis.
The Bank had previously entered into a $100 million prime-based interest rate floor (the "floor") to protect against movements in interest rates below the Floor's strike rate of 6.5% over the life of the agreement. The Floor had an effective date of November 1, 2005 and matured on November 1, 2010. Therefore, there is no impact to the consolidated statement of operations for the three or nine months ending September 30, 2011.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid or received on the Company's variable-rate assets or liabilities. During the next twelve months, the Company estimates that $1.7 million will be reclassified as an increase in interest expense.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820 of less than $0.1 million in the three and nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Bank had 12 and 18 interest rate swaps, respectively, with aggregate notional amounts of $102.9 million and $182.3 million, respectively, related to this program.
As of December 31, 2010, the Bank also had 19 foreign currency exchange contracts with notional amounts of $8.3 million, related to this program. The Bank did not have any foreign exchange currency contracts as of September 30, 2011.
The tables below present the effect of the Company's derivative financial instruments in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended September 30,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$(2,720)	$(2,636)	Interest income	$(483)	$763
			Other income / expense	—	—
Total	$(2,720)	$(2,636)		$(483)	$763

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended September 30,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$(4,608)	$(4,114)	Interest income	$(1,413)	$2,269
			Other income / expense	—	(5)
Total	$(4,608)	$(4,114)		$(1,413)	$2,264

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Three Months Ended September 30,
		2011	2010
		(In thousands)
Interest rate products	Other income/ expense	$(60)	$(84)
Foreign exchange contracts	Other income/ expense	—	—
Total		$(60)	$(84)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Nine Months Ended September 30,
		2011	2010
		(In thousands)
Interest rate products	Other income/ expense	$7	$(158)
Foreign exchange contracts	Other income/ expense	27	—
Total		$34	$(158)
The Holding Company and Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or Bank could also be declared in default on their derivative obligations. The Holding Company and Bank were in compliance with these provisions as of September 30, 2011 and December 31, 2010.
The Holding Company and Bank also have agreements with certain of their derivative counterparties that contain provisions where, if the Holding Company or Bank fail to maintain their status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or Bank would be required to settle their obligations under the agreements. The Bank and Holding Company were in compliance with these provisions as of September 30, 2011 and December 31, 2010.
Certain of the Holding Company's and Bank's agreements with their derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or Bank's creditworthiness in an adverse manner, the Holding Company or Bank may be required to fully collateralize their obligations under the derivative instruments. The Bank and Holding Company were in compliance with these provisions as of September 30, 2011 and December 31, 2010.
As of September 30, 2011 and December 31, 2010, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $10.4 million and $7.6 million, respectively. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million as of December 31, 2010 against its obligations under these agreements. The Bank did not have any collateral requirements as of September 30, 2011. As of September 30, 2011 and December 31, 2010, the Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million and $6.7 million, respectively, against its obligation under this agreement.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

9.	Income Taxes
The components of income tax expense/ (benefit) for continuing operations, discontinued operations, noncontrolling interests and the Company are as follows:

	Nine months ended September 30,
	2011	2010
	(In thousands)
Income/ (loss) from continuing operations:
Income/ (loss) before income taxes	$32,256	$(12,173)
Income tax expense/ (benefit)	8,620	(11,278)
Net income/ (loss) from continuing operations	$23,636	$(895)
Effective tax rate, continuing operations	26.7%	92.6%

Income/ (loss) from discontinued operations:
Income/ (loss) before income taxes	$8,186	$4,214
Income tax expense/ (benefit)	3,434	2,402
Net income/ (loss) from discontinued operations	$4,752	$1,812
Effective tax rate, discontinued operations	41.9%	57.0%

Income/ (loss) attributable to noncontrolling interests:
Income/ (loss) before income taxes	$2,313	$1,929
Income tax expense/ (benefit)	—	—
Net income attributable to noncontrolling interests	$2,313	$1,929
Effective tax rate, noncontrolling interests	—%	—%

Income/ (loss) attributable to the Company
Income/ (loss) before income taxes	$38,129	$(9,888)
Income tax expense/ (benefit)	12,054	(8,876)
Net income/ (loss) attributable to the Company	$26,075	$(1,012)
Effective tax rate attributable to the Company	31.6%	89.8%
The effective tax rate for continuing operations for the nine months ended September 30, 2011 of 26.7%, with related tax expense of $8.6 million, was calculated based on a projected 2011 annual effective tax rate. The effective tax rate was less than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, and income attributable to noncontrolling interests. These savings were partially offset by state and local income taxes.
The effective tax rate for continuing operations for the nine months ended September 30, 2010 of 92.6%, with related tax benefit of $11.3 million, was calculated based on year-to-date income/ (loss) before taxes. Pursuant to ASC 740, Income Taxes, paragraphs 740-270-30-30 through 30-34, the tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss was the anticipated loss for the fiscal year. The effective tax rate was greater than the statutory rate of 35% due primarily to earnings from tax-exempt investments, income tax credits, state and local income tax benefits and income attributable to noncontrolling interests. These items were partially offset by executive compensation expenses, which cannot be deducted for tax purposes due to restrictions under the U.S. Department of the Treasury's Troubled Asset Relief Program's Capital Purchase Program.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The effective tax rate for the nine months ended September 30, 2011 is less than the effective tax rate for the same period in 2010 due primarily to earnings from tax-exempt investments, income tax credits, state and local income taxes and income attributable to noncontrolling interests having a smaller impact on the effective tax rate, due primarily to the higher level of income before taxes in 2011 as compared to the loss before taxes in 2010.
Contingent consideration related to the 2009 divestiture of certain affiliates, primarily related to the revenue sharing agreement with Westfield Capital Management Company, LLC, is reflected under "discontinued operations" in the table above. The profits and losses attributable to owners other than the Company are reflected under "noncontrolling interests" in the table above.

10.	Noncontrolling Interests
Noncontrolling interests typically consist of equity owned by management of the Company’s respective majority-owned affiliate partners. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliate partners. The net income attributable to the noncontrolling interest owners was $0.8 million and $0.6 million for the three months ended September 30, 2011 and 2010 and $2.3 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common stockholders for purposes of EPS computation. Decreases in redemption value from period to period increase income attributable to common stockholders for purposes of EPS computation, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of updates to ASC 810, Consolidation, in the first quarter of 2009.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call and/or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $21.9 million and $19.6 million are included in the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. The Company may liquidate these noncontrolling interests with cash, shares of the Company’s common stock, or other forms of consideration dependent on the operating agreement. These agreements are discussed in Part II. Item 8. "Financial Statements and Supplementary Data – Note 15: Noncontrolling Interests" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The following table summarizes the estimated maximum redemption amounts by affiliate:

	September 30, 2011	December 31, 2010
	(In thousands)
Anchor	$12,346	$10,723
BOS	5,643	5,613
DTC	1,904	1,866
DGHM	1,992	1,396
Total	$21,885	$19,598

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

The following table is an analysis of the Company’s redeemable noncontrolling interests for the periods indicated:

	September 30, 2011	September 30, 2010
	(In thousands)
Balance at beginning of year	$19,598	$51,850
Net income attributable to noncontrolling interests	2,313	1,929
Distributions	(1,428)	(1,757)
KLS acquisition	—	(29,691)
Redemption value adjustments	1,402	(3,610)
Balance at end of period	$21,885	$18,721

11.	Restructuring
In the first quarter of 2011, the Company announced and received regulatory approval to merge its four private banking affiliates into one consolidated bank under the Boston Private Bank charter. On May 27, 2011, the Company completed the consolidation of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under one unified charter based in Massachusetts. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal and consulting costs, and other costs. The Company estimates that such charges will result in approximately $8.5 million in restructuring expense. The following table summarizes the restructuring activity for the three and nine months ended September 30, 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	1,161	—	815	6	1,982
Costs paid	—	—	(143)	(6)	(149)
Accrued charges at March 31, 2011	1,161	—	672	—	1,833
Costs incurred	2,500	571	783	450	4,304
Costs paid	(394)	—	(688)	(450)	(1,532)
Accrued charges at June 30, 2011	3,267	571	767	—	4,605
Costs incurred	142	300	459	215	1,116
Costs paid	(298)	(660)	(679)	(215)	(1,852)
Accrued charges at September 30, 2011	$3,111	$211	$547	$—	$3,869

12.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - (Continued)

In September 2011, the FASB issued new guidance regarding the testing of goodwill for impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
On July 1, 2011 the Company adopted, retroactive to January 1, 2011, ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("TDR"), which clarifies guidance related to whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. There was no material change to the amount of TDRs or to the related allowance for loan losses as a result of this new ASU.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of and for the three and nine months ended September 30, 2011
Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, effectiveness of our investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, receipt of regulatory approval for pending acquisitions, success of acquisitions, future operations, market position, financial position, and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company’s private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of the securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the integration of the Company's bank subsidiaries; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K, as amended, and updated in the Company's Quarterly Reports on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary
The Company offers a wide range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This Executive Summary provides an overview of the most significant aspects of our operating segments and the Company's operations in the third quarter of 2011. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.

	Three months ended September 30,			% Change
	2011	2010	Change
	(In thousands, except per share data)
Total revenues	$76,422	$73,743	$2,679	4%
Provision/ (credit) for loan losses	4,500	32,050	(27,550)	(86)%
Total operating expenses	56,478	60,979	(4,501)	(7)%
Net income/ (loss) from continuing operations	10,874	(6,874)	17,748	nm
Net income/ (loss) attributable to noncontrolling interests	762	629	133	21%
Net income/ (loss) attributable to the Company	11,679	(7,236)	18,915	nm
Diluted earnings/ (loss) per share:
From continuing operations	$0.12	$(0.10)	$0.22	nm
From discontinued operations	$0.02	$—	$0.02	nm
Attributable to common stockholders	$0.14	$(0.10)	$0.24	nm
________________

nm	= not meaningful
Net income attributable to the Company was $11.7 million for the three months ended September 30, 2011, compared to a loss of $7.2 million in the same period of 2010. The Company recognized diluted earnings per share of $0.14 for the three months ended September 30, 2011, compared to a loss per share of $0.10 for the same period of 2010.
Key items that affected the Company's results in the third quarter 2011 compared to the same period of 2010 include:

▪
A decrease in provision for loan losses of $27.6 million, for the three months ended September 30, 2011, as compared to the same period in 2010. The decrease in 2011 is primarily due to the significant charge-offs and loan downgrades which occurred in 2010. The third quarter 2011 provision for loan losses of $4.5 million, reflects net new loan growth including the mix of loans, changes in loan grades, valuations of impaired loans, changes in specific reserves and charge-offs. Charge-offs for the third quarter 2011 were $5.6 million, offset by recoveries of $1.1 million. Loan growth during the third quarter 2011 was 2%, and the decrease in classified loans during the third quarter 2011 was $5.9 million, or 3%.

▪
An increase in fee income, which includes investment management and trust fees, wealth advisory fees, and other banking fees, of $2.2 million, or 9%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase is primarily due the favorable domestic equity market conditions at the beginning of the third quarter 2011 compared to the beginning of the third quarter 2010, as most fee-based revenue is determined based on beginning-of-period Assets Under Management and Advisory ("AUM") data. However, the Company's AUM decreased $0.4 billion, or 2%, from September 30, 2010 to September 30, 2011.

▪	A $3.5 million net gain, for the three months ended September 30, 2010, from the sale of loans and OREO. During the quarter the Company sold five of its OREO properties for a net gain of $3.2 million.

▪
A decrease in operating expenses of $4.5 million, or 7%, for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to decreased salaries and employee benefit costs of $3.8 million and decreased professional fees of $1.2 million, offset by restructuring charges related to the Bank merger of $1.1 million.

The Company's Private Banking segment reported net income attributable to the Company of $11.5 million in the third quarter of 2011, compared to a loss of $5.5 million in the same period of 2010. The $17.0 million increase in net income was a result of a decrease in provision for loan losses, net gains on sale of loans and OREO, and decreased compensation expense, slightly offset by restructuring charges of $0.6 million for the three months ended September 30, 2011. On May 27, 2011, the Company merged its four private banking affiliates into one consolidated bank under the Boston Private Bank charter.
The Company's Investment Management segment reported net income attributable to the Company of $1.2 million in the third quarter of 2011, compared to net income attributable to the Company of $0.7 million in the same period of 2010. The $0.5 million, or 71%, increase was primarily due to a $1.6 million, or 18%, increase in investment management and trust fees for the third quarter of 2011 compared to the same period in 2010, partially offset by a $0.6 million, or 13%, increase in salaries and employee benefits expense. The increase in investment management and trust fees was related to favorable domestic equity market conditions at the beginning of the quarter, as most fee-based revenue is determined based on beginning-of-period AUM data. However, AUM decreased $0.4 billion, or 5%, from September 30, 2010 to September 30, 2011, primarily due to investment performance during the third quarter of 2011.
The Company's Wealth Advisory segment reported net income attributable to the Company of $1.2 million in the third quarter of 2011, compared to net income attributable to the Company of $1.0 million in the same period of 2010. The $0.2 million, or 24%, increase was primarily due to a $0.7 million, or 8%, increase in wealth advisory fees, offset by increases in compensation expense. AUM increased $0.1 billion, or 2%, from September 30, 2010 to September 30, 2011, of which $0.2 billion related to net inflows, offset by $0.1 billion related to unfavorable investment performance.

Critical Accounting Policies
Critical accounting policies reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are the allowance for loan and lease losses, the valuation of goodwill and intangible assets and analysis for impairment, and tax estimates. These policies are discussed in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. There have been no changes to these policies through the filing of this Quarterly Report on Form 10-Q.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	September 30, 2011	December 31, 2010	Increase/ (decrease)	% Change
	(In thousands)
Assets:
Total cash and investments	$1,223,528	$1,338,238	$(114,710)	(9)%
Loans held for sale	13,275	9,145	4,130	45%
Total loans	4,487,719	4,480,347	7,372	—%
Less: allowance for loan losses	98,759	98,403	356	—%
Net loans	4,388,960	4,381,944	7,016	—%
Goodwill and intangible assets	146,774	151,212	(4,438)	(3)%
Other assets	250,772	272,362	(21,590)	(8)%
Total assets	$6,023,309	$6,152,901	$(129,592)	(2)%
Liabilities and Equity:
Deposits	$4,534,076	$4,486,726	$47,350	1%
Total borrowings	824,420	1,027,925	(203,505)	(20)%
Other liabilities	91,274	99,774	(8,500)	(9)%
Total liabilities	5,449,770	5,614,425	(164,655)	(3)%
Redeemable noncontrolling interests	21,885	19,598	2,287	12%
Total stockholders’ equity	551,654	518,878	32,776	6%
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$6,023,309	$6,152,901	$(129,592)	(2)%

Total Assets. Total assets decreased $129.6 million, or 2%, to $6.0 billion at September 30, 2011 from $6.2 billion at December 31, 2010. This decrease was due to decreases in cash, investments, loans, and borrowings, slightly offset by increased deposits.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLBs) decreased $114.7 million, or 9%, to $1.2 billion, or 20% of total assets at September 30, 2011 from $1.3 billion, or 22% of total assets at December 31, 2010. The decrease was primarily due to the $164.0 million, or 33%, decrease in cash and cash equivalents, slightly offset by a $50.9 million, or 6% increase in investment securities. The decrease in cash and cash equivalents is the net result in liquidity from short-term fluctuations in deposits, borrowings and loans outstanding. The Bank has a policy on balance sheet liquidity which requires a certain minimum balance be maintained at all times.
The majority of the Company's investments are held by the Bank. The Bank's investment policy requires management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Bank's overall balance sheet exposure to interest rate risk, while at the same time earning a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered "investment grade."
Investment maturities, principal payments, and sales of the Company's available for sale securities provided $0.5 billion of cash proceeds during the nine months of 2011, which was all used to purchase new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends, the credit risk of municipal securities and the Company's liquidity. The sale of investments resulted in recognized net gains for the three and nine months ended September 30, 2011 of $0.1 million and $0.7 million, respectively, due primarily to changes in interest rates, the majority of which were previously recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $12.7 million of unrealized gains and $0.8 million of unrealized losses at September 30, 2011, compared to $9.8 million of unrealized gains and $3.8 million of unrealized losses at December 31, 2010.
No impairment losses were recognized through earnings related to available for sale securities during the three and nine month periods ended September 30, 2011 and 2010. In addition, no impairment losses were recognized through earnings related to held to maturity securities during the three and nine month period ended September 30, 2010. The amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to movements in interest rates since the securities were purchased. At September 30, 2011, the Company had no intent to sell any securities in an unrealized loss position at September 30, 2011 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized losses.
See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 4: Investments" for further details of the Company's investment securities.
Loans held for sale. Loans held for sale increased $4.1 million, or 45%, to $13.3 million at September 30, 2011 from $9.1 million at December 31, 2010. Factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. The Bank sells the majority of its fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and intangible assets, net. Goodwill and intangible assets decreased $4.4 million, or 3%, to $146.8 million at September 30, 2011 from $151.2 million at December 31, 2010. The decrease is primarily due to amortization of intangible assets. The Company tests goodwill for impairment on an annual basis and between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value, in accordance with ASC 350, Intangibles-Goodwill and Other. Management concluded at September 30, 2011 that there were no triggering events during the first nine months of 2011. Management will perform its annual goodwill impairment testing in the fourth quarter of 2011. Recent declines in AUM at some of the Company's nonbanking affiliates and related revenue losses could potentially lead to future impairment.

Other. Other assets, consisting of OREO, premises and equipment, fees receivable, accrued interest receivable, income tax receivable and deferred, and other assets, decreased $21.6 million, or 8%, to $250.8 million at September 30, 2011 from $272.4 million at December 31, 2010. The decrease is primarily due to the decrease in other assets, income taxes receivable and deferred, and in OREO.
OREO decreased $3.8 million, or 29%, to $9.2 million at September 30, 2011 from $12.9 million at December 31, 2010. The decrease is primarily due to sales of OREO properties and write downs, partially offset from new loans transitioning into OREO.
Income taxes receivable and deferred decreased $6.8 million, or 8%, to $77.9 million at September 30, 2011 from $84.6 million at December 31, 2010. The decrease is due primarily to income tax payments made during the nine months ended September 30, 2011. At September 30, 2011, no valuation allowance on the deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income.
Other assets, which consist primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $12.8 million, or 10%, to $110.4 million at September 30, 2011 from $123.2 million at December 31, 2010. The decrease is primarily due to unrealized losses on derivatives, the settlement of certain receivables, and amortization of prepaid FDIC insurance.
Deposits. Total deposits increased $47.4 million, or 1%, to $4.5 billion, at September 30, 2011 from $4.5 billion at December 31, 2010.
The following table shows the composition of the Company's deposits at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Balance	as a % of total	Balance	as a % of total
	(In thousands)
Demand deposits	$1,122,790	25%	$972,927	22%
NOW	345,702	8%	415,528	9%
Savings	170,524	4%	172,588	4%
Money market	1,891,268	42%	1,829,881	41%
Certificates of deposit under $100,000 (1)	247,963	5%	275,345	6%
Certificates of deposit of $100,000 or greater	755,829	16%	820,457	18%
Total deposits	$4,534,076	100%	$4,486,726	100%
_________________

(1)	Includes brokered CDs.
Borrowings. Total borrowings (consisting of FHLB borrowings, securities sold under repurchase agreements, and junior subordinated debentures) decreased $203.5 million, or 20%, to $824.4 million at September 30, 2011 from $1.0 billion at December 31, 2010. Repurchase agreements decreased $150.3 million, or 58%, to $108.3 million at September 30, 2011 from $258.6 million at December 31, 2010. The decrease is primarily due to the large balance at December 31, 2010 when, among its other repurchase relationships, the Company had one large repurchase agreement for a short period of time which spanned the year end. Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. FHLB borrowings decreased $48.2 million, or 8%, to $527.5 million at September 30, 2011 from $575.7 million at December 31, 2010. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth and to manage interest rate risk, but can also be used as an additional source of liquidity for the Bank.

Other liabilities. Other liabilities, consisting of accrued interest, accrued bonus, and other accrued expenses, decreased $8.5 million, or 9% to $91.3 million at September 30, 2011 from $99.8 million at December 31, 2010. The decrease is due to payments on 2010 accrued compensation and the reduction in the Company's deferred acquisition obligations to Anchor's minority shareholders as a result of a payment made in the first quarter of 2011 pursuant to the terms of the Anchor acquisition agreement.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans remained flat at $4.5 billion or 75% of total assets at September 30, 2011, consistent with the $4.5 billion, or 73% of total assets at December 31, 2010. Increases in residential loans of $116.9 million, or 7%, and other consumer loans of $24.3 million, or 17%, were offset by decreases in commercial real estate loans of $103.3 million, or 6%, commercial and industrial loans of $16.9 million, or 3%, construction and land loans of $6.0 million, or 4%, and in home equity loans of $7.8 million, or 5%. The decline in certain loan categories is primarily related to the decrease in demand for commercial loans as well as many commercial customers lowering the amount of debt they have outstanding. These conditions are generally related to the prolonged economic downturn and uncertainties over the future recovery. Also, the Bank has substantially reduced new originations for construction and land loans due the high risk and lower demand for building in this economy. Although commercial and construction loans have declined year-to-date, the Bank has been able to increase its residential loan portfolio. The Company has been focusing more on residential loan growth as a source of high quality earning assets.
The Bank's loans are affected by the economic and real estate environments in which they are located. Generally, commercial real estate, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The following table details the Bank's outstanding loan balance concentrations at September 30, 2011 based on the location of the lender's regional offices. Net loans from the Holding Company to certain principals of the Company's affiliate partners, and loans at the Company's non-banking segments are identified as "Other, net."

	Commercial and Industrial		Commercial Real Estate		Construction and Land		Residential Mortgage		Home Equity and Other Consumer
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$502,382	78%	$627,413	39%	$90,751	63%	$1,237,389	69%	$227,774	72%
San Francisco Bay	57,918	9%	662,436	42%	41,157	28%	322,783	18%	61,902	20%
Southern California	42,770	7%	194,998	12%	5,530	4%	177,647	10%	17,726	6%
Pacific Northwest	38,223	6%	109,983	7%	7,279	5%	53,056	3%	7,031	2%
Other, net	—	—%	—	—%	—	—%	—	—%	1,571	—%
Total	$641,293	100%	$1,594,830	100%	$144,717	100%	$1,790,875	100%	$316,004	100%
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $98.8 million and $98.4 million at September 30, 2011 and December 31, 2010, respectively.
The allowance for loan losses at September 30, 2011 remained consistent with June 30, 2011 and increased $0.4 million, or 0.4%, from December 31, 2010. The increase in the allowance for loan losses reflects the recent net loan charge-offs, particularly in San Francisco Bay, and other qualitative risk factors, offset by a change in the mix of loan types in the loan portfolio and loans outstanding. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" for an analysis of the Company’s allowance for loan losses.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (General Reserve, Allocated Reserves on non-impaired special-mention and substandard loans, and Allocated Reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 7: Allowance for Loan Losses" for further information.

The following table presents a summary by geography of loans charged off, net of recoveries, for the three and nine months ended September 30, 2011 and September 30, 2010, respectively. The geography assigned to the Private Banking data is based on the location of the lender's regional offices.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loans charged off/ (recovered):
New England	$752	$393	$2,153	$3,215
San Francisco Bay	3,266	11,896	16,591	20,901
Southern California	179	(1,224)	(4,459)	(1,635)
Pacific Northwest	286	48	1,019	580
Total net loans charged off/(recovered)	$4,483	$11,113	$15,304	$23,061
Net charge-offs of $4.5 million were recorded in the third quarter of 2011, compared to $11.1 million in net charge-offs in the same period of 2010. The Company believes that commercial real estate loans represent the greatest risk of loss due to the size of the portfolio and nature of the commercial real estate market. Economic and business conditions continue to have a significant impact on the loan portfolio. This can be seen in the current economic downturn where, as businesses downsize, vacancy rates increase which can lead to financial difficulties for the borrower. Commercial real estate loans have been impacted by the current economic climate which has resulted in weakened demand for retail and office space, lower lease rates, and reduced collateral values. Of the $15.3 million in net charge-offs recorded in the first nine months of 2011, $13.5 million were in commercial real estate loans, $1.3 million were in residential loans, $0.6 million were in consumer loans, $0.5 million were in commercial and industrial loans, $0.1 were in home equity loans, offset by $0.7 million of net recoveries on construction and land loans.
Nonperforming assets. The Company's nonperforming assets include nonaccrual loans and OREO. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of deeds in lieu of foreclosure. In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Such restructured loans are generally included in impaired loans. Nonperforming assets decreased $37.3 million, or 31%, to $82.6 million, or 1.37% of total assets at September 30, 2011, from $119.9 million, or 1.95% of total assets at December 31, 2010.
Rollforwards of nonaccrual loans for the three and nine month periods ended September 30, 2011 and 2010 are presented in the table below:

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Nonaccrual loans, beginning of period (1)	$79,942	$97,228	$105,465	$86,770
Transfers in to nonaccrual status	17,495	73,184	91,158	132,663
Transfers out to OREO	(1,301)	(1,752)	(10,202)	(8,786)
Transfers in from/ (out to) loans held for sale	—	—	526	—
Transfers out to accrual status	(4,868)	(4,450)	(47,325)	(14,152)
Charge-offs	(5,218)	(13,843)	(22,101)	(28,773)
Paid off/ paid down	(12,605)	(10,224)	(44,076)	(27,579)
Nonaccrual loans, end of period (2)	$73,445	$140,143	$73,445	$140,143
_____________________

(1)
Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $3.6 million at December 31, 2009, $3.0 million at June 30, 2010 and $1.5 million at December 31, 2010, respectively.

(2)	Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $2.9 million as of September 30, 2010.
The following tables are a summary of the Private Banking credit quality and concentration data by geography, based on the location of the lender's regional offices.

	September 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans:
New England	$33,413	$25,172
San Francisco Bay	27,449	60,373
Southern California (1)	10,186	9,137
Pacific Northwest	2,397	10,783
Total nonaccrual loans	$73,445	$105,465
Loans 30-89 days past due and accruing:
New England	$348	$12,844
San Francisco Bay	16,649	11,219
Southern California	3,947	682
Pacific Northwest	—	—
Total loans 30-89 days past due	$20,944	$24,745
Accruing classified loans (2):
New England	$21,328	$19,745
San Francisco Bay	55,426	62,518
Southern California	23,815	6,802
Pacific Northwest	3,310	8,373
Total accruing classified loans	$103,879	$97,438
_____________________

(1)	Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $1.5 million as of December 31, 2010.

(2)	Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.
Of the $73.4 million of loans on nonaccrual status at September 30, 2011, 67% were current on payment of principal and interest. In these situations, despite the loan's current payment status, if the Bank has reason to believe it may not collect all principal and interest on the loan in accordance with the related contractual terms, the Bank will generally discontinue the accrual of interest income and apply any payments received to principal. At December 31, 2010, of the $105.5 million of nonaccrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 89 days past due. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 6: Loans Receivable" for additional detail on the payment status of nonaccrual loans at September 30, 2011.
There were no loans past due 90 days or more and still accruing interest at September 30, 2011 or December 31, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned is based on the purpose of the loan.

	September 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans:
Commercial and industrial	$2,534	$8,583
Commercial real estate	43,448	66,518
Construction and land (1)	5,580	15,323
Residential mortgage	20,627	14,111
Home equity and other consumer	1,256	930
Total nonaccrual loans	$73,445	$105,465
Loans 30-89 days past due and accruing:
Commercial and industrial	$7,750	$7,456
Commercial real estate	9,812	10,446
Construction and land	806	—
Residential mortgage	1,490	6,553
Home equity and other consumer	1,086	290
Total loans 30-89 days past due	$20,944	$24,745
Accruing classified loans (2):
Commercial and industrial	$25,123	$18,502
Commercial real estate	66,620	75,281
Construction and land	7,053	2,240
Residential mortgage	3,203	971
Home equity and other consumer	1,880	444
Total accruing classified loans	$103,879	$97,438
_____________________

(1)	Does not include the construction and land loan in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $1.5 million at December 31, 2010.

(2)	Accruing classified loans include loans that are classified as substandard or doubtful but are still accruing interest income.
The balance of nonperforming assets and accruing classified loans are affected by many factors including economic and business conditions, such as interest rates and unemployment levels, real estate collateral values, and the Bank's underwriting standards at the time of origination. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate as the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.

Delinquencies. At September 30, 2011, accruing loans with an aggregate balance of $20.9 million, or 0.46% of total loans, were 30-89 days past due, a decrease of $3.8 million, or 15%, compared to $24.7 million, or 0.55%, of total loans, at December 31, 2010. Loan delinquencies are generally the result of deteriorating economic conditions of the region and the resulting liquidity impact upon the customer. The payment performance of delinquent customers can vary from month to month. Further deterioration in the credit condition of these delinquent loans could lead to the loans going on nonaccrual status and/or being downgraded to special mention, substandard or doubtful with respect to the loan grade. Downgrades of a loan to special mention, substandard or doubtful will result in additional loan loss provision as the provisions on these loan grades are a multiple of the reserve on pass graded loans. If the loan is downgraded to nonaccrual, the loan would generally be considered impaired and an impairment analysis is performed to determine the amount of impairment, if any. Based on the impairment analysis, the provision could be higher or lower than the amount of provision associated with a pass rated loan. Past due loans may be included with accruing classified loans.
The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of nonaccrual loans. Impaired loans totaled $86.5 million as of September 30, 2011, a decrease of $18.2 million, or 17%, as compared to $104.7 million at December 31, 2010. At September 30, 2011, $30.7 million of the impaired loans had $4.0 million in specific allocations to the general reserve. The remaining $55.8 million of impaired loans did not have specific allocations due primarily to the adequacy of collateral, prior charge-offs taken, or previous interest collected and applied to principal. At December 31, 2010, $24.7 million of impaired loans had $4.6 million in specific allocations to the general reserve, and the remaining $80.0 million of impaired loans did not have specific allocations.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of projected cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the value of collateral dependent loans would result in the impairment amount being charged off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged off.
In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There were no loans 90 days or more past due, but still accruing, as of September 30, 2011 or December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the customer to show a history of making timely payments (generally six months). For troubled debt restructured loans ("TDRs"), a return to accrual status requires timely payments (generally six months), along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/ or principal forgiveness. TDRs totaled $48.9 million and $20.1 million at September 30, 2011 and December 31, 2010, respectively. Of the $48.9 million in TDR loans at September 30, 2011, $20.3 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status.
The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part I. Item 1. "Financial Statements and Supplementary Data—Note 6: Loans Receivable" for further information on nonperforming loans.

Potential Problem Loans. Loans that evidence weakness or potential weakness related to repayment history, the borrower's financial condition, or other factors are reviewed by the Bank's management to determine if the loan should be adversely classified. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. The Company classifies certain loans as "substandard" or "doubtful" based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Triggering events for loan downgrades include updated appraisal information, inability of borrowers to cover debt service payments, inability of borrowers to sell completed construction projects, and the inability of borrowers to complete the sale of property. Accordingly, there can be no assurance that other loans will not become 90 days or more past due and be placed on nonaccrual, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $103.9 million in potential problem loans at September 30, 2011, an increase of $6.5 million, or 7%, as compared to $97.4 million at December 31, 2010.
The increase in accruing classified loans consists primarily of commercial and industrial loans which increased by $6.6 million, or 36%, to $25.1 million at September 30, 2011 as compared to $18.5 million at December 31, 2010. There are numerous factors which contributed to this increase including the prolonged economic downturn. These factors negatively affect our borrowers' liquidity and, in some cases, our borrowers' ability to comply with loan covenants such as debt service coverage.
Nonperforming assets and delinquent loans are affected by factors such as the economic conditions in the Bank's geographic regions, and interest rates. These factors are generally not within the Company's control. A decline in the fair values of the collateral for the nonperforming assets could result in additional future provision for loan losses depending on the timing and severity of the decline. The Bank continues to evaluate the underlying collateral of each nonaccrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. If the loan has not been updated to a performing status within a reasonable amount of time, the Bank may continue to obtain newer appraisals especially during periods of declining values.

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
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At September 30, 2011, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $1.0 billion, or 17% of total assets, compared to $0.9 billion, or 14% of total assets at December 31, 2010. In addition, the Company has access to available borrowings through the FHLB totaling $493.1 million as of September 30, 2011 compared to $739.4 million at December 31, 2010. Combined, this liquidity totals $1.5 billion, or 25% of assets and 33% of total deposits as of September 30, 2011 compared to $1.6 billion, or 26% of assets and 36% of total deposits as of December 31, 2010. Please refer to the discussion below in this Liquidity section at Bank Liquidity for a discussion of the decrease in borrowings available through the FHLB.

Holding Company Liquidity. The Company and some of the Company's majority-owned affiliate partners hold put and call options that would require the Company to purchase (and the majority-owned affiliate partners to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. These put and call options are discussed in detail in Part II. Item 8. "Financial Statements and Supplementary Data - Note 15: Noncontrolling Interests" of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. At September 30, 2011, the estimated maximum redemption value for the remaining affiliates related to outstanding put options was $21.9 million, and is classified on the consolidated balance sheets as redeemable noncontrolling interests.
The Holding Company's primary sources of funds are dividends from its affiliate partners, primarily the Investment Managers and Wealth Advisors, access to capital and debt markets, and private equity investments. The Holding Company recognized $4.8 million in net income from discontinued operations during the nine months ended September 30, 2011. The majority of this amount related to a revenue sharing agreement with Westfield Capital Management Company, LLC ("Westfield"). Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 2: Divestitures and Acquisitions" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. "Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for further details.
At September 30, 2011, Holding Company cash and cash equivalents amounted to $93.2 million. Management believes that the Company has adequate liquidity to meet its commitments for the foreseeable future.
The Company is required to pay interest quarterly on its junior subordinated debentures. The estimated cash outlay for the interest payments for the remaining three months of 2011 on the junior subordinated debentures is approximately $1.2 million based on the debt outstanding at September 30, 2011 and estimated interest rates.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in the remaining three months of 2011 for dividends to common stockholders will be approximately $0.8 million. Based on the Company's preferred stock outstanding at September 30, 2011 and the dividend rate, the Company estimates the amount to be paid out in the remaining three months of 2011 for dividends to the preferred stockholder will be approximately $0.1 million.
While the Company believes its current and anticipated capital levels are adequate to support its business, the capital and credit markets have been experiencing prolonged volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength.
Bank Liquidity. The Bank is a member of the Boston FHLB, and as such, has access to short- and long-term borrowings from that institution. Prior to the merger, each of the bank affiliates was a member of its regional FHLB and had access to short- and long-term borrowings from those institutions. At September 30, 2011, the Bank had available credit of $493.1 million from the Boston FHLB. Liquid assets (i.e., cash and due from banks, federal funds sold, and investment securities available for sale, net of securities pledged) of the Bank totaled $1.0 billion, which equals 17% of the Bank's total assets and 21% of the Bank's total deposits. The FHLB can change the advance amounts that banks can utilize based on the bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank's ability to grow in the short term. The decrease in available borrowings from the FHLB at September 30, 2011 as compared to December 31, 2010 is primarily due to the bank merger in the second quarter of 2011. As a result of the merger, the previous borrowing capacity at the Seattle and San Francisco FHLBs was discontinued. Collateral in the form of commercial and residential loans and investment securities was previously pledged to these FHLBs. A portion of the collateral that was previously pledged to these FHLBs prior to the merger, primarily residential loans, was transferred to the Boston FHLB. The remaining investment securities are now unencumbered and are available for pledging against future borrowings from the Boston FHLB, repurchase agreements, or the Federal Reserve Discount Window. The commercial loans previously pledged to the San Francisco FHLB, primarily from the San Francisco Bay market, were not transferred to the Boston FHLB but remain available to be pledged, if needed. The decline in borrowing capacity from the FHLBs has been offset with additional liquidity available from other sources. Management believes that the Bank has adequate liquidity to meet its commitments and fund future loan demand for the foreseeable future.

In addition to the above liquidity, the Bank has access to the Federal Reserve Board's ("FRB") discount window facility, which can provide short-term liquidity as "lender of last resort," brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the FRB's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Capital Resources
Total stockholders’ equity at September 30, 2011 was $551.7 million, compared to $518.9 million at December 31, 2010, an increase of $32.8 million, or 6%. The increase in stockholders' equity was primarily the result of net income, the final deferred acquisition payment made in the first quarter of 2011 to Anchor’s minority shareholders pursuant to the terms of the original Anchor acquisition agreement, stock compensation and increases in unrealized gains on securities available for sale, partially offset by dividends paid and additional tax effects related to stock compensation awards.
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
To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table, below. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered "well capitalized." Both the Company and the Bank maintain capital at levels that would be considered "well capitalized" as of September 30, 2011 under the applicable regulations.

The following table presents the Company's and the Bank's amount of regulatory capital and related ratios as of September 30, 2011 and December 31, 2010. Also presented are the capital guidelines established by the FRB, which pertain to the Company, and by the FDIC, which pertains to the Bank. To be categorized as "adequately capitalized" or "well capitalized", the Company and the Bank must be in compliance with these ratios as long as the Company and/or the Bank are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of September 30, 2011
Total risk-based capital
Company	$624,235	15.51%	$321,966	>8.0%	$402,458	>10.0%
Boston Private Bank	525,478	13.13	320,274	8.0	400,343	10.0
Tier I risk-based capital
Company	506,119	12.58	160,983	4.0	241,475	6.0
Boston Private Bank	475,192	11.87	160,137	4.0	240,206	6.0
Tier I leverage capital
Company	506,119	8.59	235,723	4.0	294,653	5.0
Boston Private Bank	475,192	8.14	233,385	4.0	291,731	5.0

As of December 31, 2010
Total risk-based capital
Company	$585,020	14.43%	$324,312	>8.0%	$405,390	>10.0%
Boston Private Bank	266,082	11.67	182,338	8.0	227,922	10.0
Borel	140,950	11.89	94,821	8.0	118,527	10.0
FPB	51,461	14.83	27,756	8.0	34,695	10.0
Charter	35,324	16.20	17,440	8.0	21,800	10.0
Tier I risk-based capital
Company	528,071	13.03	162,156	4.0	243,234	6.0
Boston Private Bank	237,524	10.42	91,169	4.0	136,753	6.0
Borel	125,724	10.61	47,411	4.0	71,116	6.0
FPB	47,012	13.55	13,878	4.0	20,817	6.0
Charter	32,545	14.93	8,720	4.0	13,080	6.0
Tier I leverage capital
Company	528,071	8.77	240,741	4.0	300,926	5.0
Boston Private Bank	237,524	6.93	137,193	4.0	171,492	5.0
Borel	125,724	7.44	67,628	4.0	84,536	5.0
FPB	47,012	9.36	20,099	4.0	25,123	5.0
Charter	32,545	9.39	13,860	4.0	17,325	5.0
Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of September 30, 2011, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred stockholders of statutory trusts as debt in its financial statements. As of September 30, 2011, $136.2 million of the net balance of these trust preferred securities qualified as Tier I capital and $45.3 million qualified as Tier II capital. As of December 31, 2010, $180.9 million of the net balance of these trust preferred securities qualified as Tier I capital and $5.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.

In 2005, the FRB issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the FRB announced the adoption of a final rule that delayed until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities is limited to 25% of Tier I capital elements, net of goodwill. The Company has calculated the Tier I leverage and Tier I risk-based capital ratios at September 30, 2011 based on these newly effective regulations. The new regulations caused the Company’s Tier I leverage and Tier I risk-based capital ratios to decline as compared to December 31, 2010. The decline was the result of a greater portion of the Company’s trust preferred securities now required to be included in Tier II regulatory capital versus in Tier I previously. The Company’s Tier I leverage and Tier I risk-based capital ratios continue to exceed the levels required to be well capitalized.

Results of operations for the three and nine months ended September 30, 2011 versus September 30, 2010
Net Income/ (Loss). The Company recorded net income from continuing operations for the three and nine months ended September 30, 2011 of $10.9 million, and $23.6 million, respectively, compared to a loss of $6.9 million, and $0.9 million for the same periods in 2010. Net income attributable to the Company, which includes income/(loss) from both continuing and discontinued operations, for the three and nine months ended September 30, 2011 was $11.7 million and $26.1 million, respectively, compared to a loss of $7.2 million and $1.0 million for the same periods in 2010.
The Company recognized diluted earnings per share from continuing operations for the three and nine months ended September 30, 2011 of $0.12 and $0.25 per share, respectively, compared to a diluted loss per share of $0.10 and $0.18 per share, respectively, for the same periods in 2010. Diluted earnings per share attributable to common stockholders, which includes both continuing and discontinued operations, for the three and nine months ended September 30, 2011 was $0.14 and $0.31 per share, respectively, compared to a diluted loss per share of $0.10 and $0.15 per share, respectively, for the same periods in 2010. Net income/ (loss) from continuing operations in both 2011 and 2010 was offset by charges that reduce income available to common stockholders. Charges that reduce income available to common stockholders include preferred dividends and charges that are accounted for as preferred dividends such as the accretion of discounts and beneficial conversion features on preferred stock and the amounts related to the change in redemption value of noncontrolling interests. These charges decreased $0.4 million to $0.3 million in the third quarter of 2011 from a savings of $0.2 million for the same period in 2010. For the nine months ended September 30, 2011, these charges decreased $8.7 million to $0.7 million from $9.5 million for the same period in 2010. The decrease was primarily due to the 2010 accretion of the beneficial conversion feature of the Series C Preferred stock, which was fully accreted as of June 30, 2010. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 2: Earnings Per Share" for further detail on these charges to income available to common stockholders.
The following discussions are based on the Company's continuing operations, unless otherwise stated.

Selected financial highlights are presented in the table below:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2011	2010		2011	2010
	(In Thousands)
Net interest income	$45,072	$46,444	(3)%	$134,807	$135,772	(1)%
Fees and other income	31,350	27,299	15%	93,757	80,360	17%
Total revenue	76,422	73,743	4%	228,564	216,132	6%
Provision/ (credit) for loan losses	4,500	32,050	(86)%	15,660	54,627	(71)%
Operating expense	56,478	60,979	(7)%	180,648	173,678	4%
Income tax expense/ (benefit)	4,570	(12,412)	nm	8,620	(11,278)	nm
Net income/ (loss) from continuing operations	10,874	(6,874)	nm	23,636	(895)	nm
Net income/ (loss) from discontinued operations	1,567	267	nm	4,752	1,812	nm
Less: Net income/ (loss) attributable to noncontrolling interests	762	629	21%	2,313	1,929	20%
Net income/ (loss) attributable to the Company	$11,679	$(7,236)	nm	$26,075	$(1,012)	nm
Net interest income. Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin ("NIM") is the amount of net interest income, on a fully taxable-equivalent ("FTE") basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities. When credit quality declines and loans are placed on nonaccrual status, NIM can decrease because the same assets are earning less income. Loans that are classified as substandard but are still accruing interest income at September 30, 2011 could be placed on nonaccrual status if their credit quality declines further.
Net interest income for the three months ended September 30, 2011 was $45.1 million, a decrease of $1.4 million, or 3%, compared to the same period in 2010. Net interest income for the nine months ended September 30, 2011 was $134.8 million, a decrease of $1.0 million, or 1%, compared to the same period in 2010. The decrease for both the three and nine month periods are primarily due to lower rates earned on the Company's interest earning assets, slightly offset by decreased cost of funds spread across both deposits and borrowings. The NIM was 3.25%, and 3.42% for the three month periods ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, NIM was 3.25%, a decrease of six basis points compared to the same period in 2010.
The following tables set forth the composition of the Company's NIM on a FTE basis for the three and nine month periods ended September 30, 2011 and 2010, however the discussion following these tables reflects non-FTE data.

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	At and for the three months ended September 30,
AVERAGE BALANCE SHEET:	2011	2010	2011	2010	2011	2010
AVERAGE ASSETS
Earning Assets:
Cash and Investments (1):
Taxable investment securities	$396,415	$314,636	$1,493	$1,613	1.51%	2.05%
Non-taxable investment securities (2)	190,772	198,369	1,386	1,951	2.91%	3.93%
Mortgage-backed securities	236,105	219,651	1,873	1,902	3.17%	3.46%
Federal funds sold and other	423,046	351,850	245	223	0.23%	0.25%
Total Cash and Investments	1,246,338	1,084,506	4,997	5,689	1.60%	2.10%
Loans: (3)
Commercial and Construction (2)	2,346,169	2,587,847	32,204	36,481	5.39%	5.56%
Residential Mortgage	1,794,929	1,637,831	19,022	19,621	4.24%	4.79%
Home Equity and Other Consumer	318,003	295,395	2,993	3,116	3.71%	4.16%
Total Loans	4,459,101	4,521,073	54,219	59,218	4.81%	5.19%
Total Earning Assets	5,705,439	5,605,579	59,216	64,907	4.11%	4.59%
Less: Allowance for Loan Losses	99,387	81,543
Cash and due from Banks (non-interest bearing)	53,582	27,983
Other Assets	411,696	443,124
TOTAL AVERAGE ASSETS	$6,071,330	$5,995,143
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$539,489	$559,413	$357	$467	0.26%	0.33%
Money Market	1,857,755	1,698,381	2,506	3,821	0.54%	0.89%
Certificates of Deposits	1,006,639	1,277,670	3,058	4,422	1.21%	1.37%
Total Deposits	3,403,883	3,535,464	5,921	8,710	0.69%	0.98%
Junior Subordinated Debentures	188,645	193,645	1,851	2,511	3.92%	5.19%
FHLB Borrowings and Other	657,122	614,459	4,688	5,392	2.79%	3.43%
Total Interest-Bearing Liabilities	4,249,650	4,343,568	12,460	16,613	1.16%	1.51%
Non-interest Bearing Demand Deposits	1,139,457	986,892
Payables and Other Liabilities	115,403	104,806
Total Liabilities	5,504,510	5,435,266
Redeemable Noncontrolling Interests	21,516	19,542
Stockholders' Equity	545,304	540,335
TOTAL AVERAGE LIABILITIES & STOCKHOLDERS' EQUITY	$6,071,330	$5,995,143
Net Interest Income - on a FTE Basis			$46,756	$48,294
FTE Adjustment (2)			1,684	1,850
Net Interest Income (GAAP Basis)			$45,072	$46,444
Interest Rate Spread					2.95%	3.08%
Net Interest Margin					3.25%	3.42%

	Average Balance		Interest Income/Expense		Average Yield/Rate
(In Thousands)	At and for the nine months ended September 30,
AVERAGE BALANCE SHEET:	2011	2010	2011	2010	2011	2010
AVERAGE ASSETS
Earning Assets:
Cash and Investments (1):
Taxable investment securities	$375,172	$293,883	$4,263	$4,742	1.51%	2.15%
Non-taxable investment securities (2)	193,435	189,991	4,443	5,928	3.06%	4.16%
Mortgage-backed securities	233,309	240,176	5,521	6,228	3.16%	3.46%
Federal funds sold and other	474,173	515,648	849	943	0.24%	0.24%
Total Cash and Investments	1,276,089	1,239,698	15,076	17,841	1.58%	1.92%
Loans: (3)
Commercial and Construction (2)	2,379,006	2,569,262	98,338	109,482	5.47%	5.59%
Residential Mortgage	1,741,302	1,572,909	56,882	57,758	4.36%	4.90%
Home Equity and Other Consumer	328,641	278,313	8,831	9,418	3.57%	4.49%
Total Loans	4,448,949	4,420,484	164,051	176,658	4.89%	5.30%
Total Earning Assets	5,725,038	5,660,182	179,127	194,499	4.15%	4.56%
Less: Allowance for Loan Losses	100,761	75,446
Cash and due from Banks (non-interest bearing)	39,168	29,658
Other Assets	439,792	500,203
TOTAL AVERAGE ASSETS	$6,103,237	$6,114,597
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings and NOW	$532,340	$537,323	$1,090	$1,575	0.27%	0.39%
Money Market	1,867,430	1,666,649	8,107	11,504	0.58%	0.92%
Certificates of Deposits	1,039,997	1,361,830	9,674	15,642	1.24%	1.54%
Total Deposits	3,439,767	3,565,802	18,871	28,721	0.73%	1.08%
Junior Subordinated Debentures	191,639	193,645	5,648	7,505	3.93%	5.17%
FHLB Borrowings and Other	666,263	635,764	14,382	17,121	2.85%	3.55%
Total Interest-Bearing Liabilities	4,297,669	4,395,211	38,901	53,347	1.20%	1.62%
Non-interest Bearing Demand Deposits	1,136,918	1,011,493
Payables and Other Liabilities	116,046	100,739
Total Liabilities	5,550,633	5,507,443
Redeemable Noncontrolling Interests	20,657	20,508
Stockholders' Equity	531,947	586,646
TOTAL AVERAGE LIABILITIES & STOCKHOLDERS' EQUITY	$6,103,237	$6,114,597
Net Interest Income - on a FTE Basis			$140,226	$141,152
FTE Adjustment (2)			5,419	5,380
Net Interest Income (GAAP Basis)			$134,807	$135,772
Interest Rate Spread					2.95%	2.94%
Net Interest Margin					3.25%	3.31%

________________________

(1)	Investments classified as available for sale are shown in the average balance sheet at amortized cost.

(2)	Interest income on non-taxable investments and loans is presented on a FTE basis using statutory rates. The discussion following these tables reflects non-FTE data.

(3)	Includes loans held for sale and nonaccrual loans.
Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2011 was $57.5 million, a decrease of $5.5 million, or 9%, compared to the same period in 2010. Interest and dividend income for the nine months ended September 30, 2011 was $173.7 million, a decrease of $15.4 million, or 8%, compared to the same period in 2010. The decrease was primarily due to lower overall yields and a greater focus on reducing risk in the overall loan portfolio through residential loan growth, where yields and risk are lower than in commercial and industrial loans and commercial real estate.
Interest income on commercial loans (including construction loans), on a non-FTE basis, for the three months ended September 30, 2011 was $31.0 million, a decrease of $4.3 million, or 12%, compared to the same period in 2010 as a result of a 17 basis point decrease in the average yield and a 9% decrease in the average balance. For the nine months ended September 30, 2011, commercial interest income was $94.4 million, a decrease of $11.7 million, or 11%, compared to the same period in 2010 as a result of a 22 basis point decrease in the average yield and a 7% decrease in the average balance. The decline in the average balance is related to the Bank decreasing its portfolio of construction and land loans and commercial real estate loans due to current economic conditions, as discussed above in Part I. Item 2. "Management's Discussion and Analysis - Loan Portfolio and Credit Quality." The decrease in the average yield is related to the high level of nonaccrual loans as well as the low interest rate environment.
Interest income on residential mortgage loans for the three months ended September 30, 2011 was $19.0 million, a decrease of $0.6 million, or 3%, compared to the same period in 2010 as a result of a 55 basis point decrease in the average yield, partially offset by a 10% increase in the average balance. For the nine months ended September 30, 2011 residential mortgage interest income was $56.9 million, a decrease of $0.9 million, or 2% as a result of a 54 basis point decrease in the average yield, partially offset by an 11% increase in the average balance. The decrease in the yields was primarily due to adjustable rate mortgage ("ARM") loans repricing to lower rates as well as new loan originations and refinancing of existing mortgages at lower rates. The decline in U.S. Treasury yields, the index to which the ARMs are typically linked, has decreased the yields on mortgage loans. The increase in the average balances of residential mortgage loans was primarily due to the organic growth of loan portfolios at the Bank.
Interest income on home equity and other consumer loans for the three months ended September 30, 2011 was $3.0 million, a decrease of $0.1 million, or 4%, compared to the same period in 2010, as a result of a 45 basis point decrease in the average yield, partially offset by an 8% increase in the average balance. For the nine months ended September 30, 2011, home equity and other consumer loan interest income was $8.8 million, a decrease of $0.6 million, or 6%, compared to the same period in 2010, as a result of a 92 basis point decrease in the average yield, partially offset by an 18% increase in the average balance. The increase in the average balances of home equity and other consumer loans was primarily due to a reclassification of certain consumer loans during the latter part of 2010.
Investment income, on a non-FTE basis, for the three months ended September 30, 2011 was $4.5 million, a decrease of $0.5 million, or 10%, compared to the same period in 2010, as a result of a 41 basis point decrease in the average yield, slightly offset by a 15% increase in the average balance. For the nine months ended September 30, 2011, investment income was $13.6 million, a decrease of $2.2 million, or 14% compared to the same period in 2010, as a result of a 28 basis point decrease in the average yield, slightly offset by a 3% increase in the average balance. The fluctuation in the average balance of investments is primarily due to timing and volume of deposit balances as compared to the level of loans outstanding. The decline in the average yield was primarily due to lower yields on short-term liquid investments such as federal funds and lower rates on U.S. Treasury and Agency securities. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations.
Interest expense. Interest expense on deposits and borrowings for the three months ended September 30, 2011 was $12.5 million, a decrease of $4.2 million, or 25%, compared to the same period in 2010. For the nine months ended September 30, 2011, interest expense was $38.9 million, a decrease of $14.4 million, or 27%, compared to the same period in 2010. The decrease was attributable to decreases in the average rate paid on deposits. Additionally, there was a decrease in the average balance outstanding of higher rate certificates of deposit as some of these accounts shifted to more liquid and lower rate money market accounts.

Interest expense on deposits for the three months ended September 30, 2011 was $5.9 million, a decrease of $2.8 million, or 32%, compared to the same period in 2010, as a result of a 29 basis point decrease in the average yield, and a 4% decrease in the average balance. For the nine months ended September 30, 2011, interest expense was $18.9 million, a decrease of $9.8 million, or 34%, compared to the same period in 2010, as a result of a 35 basis point decrease in the average rate and a 4% decrease in the average balance. The decrease in average deposits was primarily due to the Bank reducing the amount of non-core deposits maintained as a result of lower loan demand. The decrease in the average rates paid was primarily due to the Bank's ability to lower interest rates on money market accounts and certificates of deposit due to the low interest rate environment.
Interest paid on borrowings for the three months ended September 30, 2011 was $6.5 million, a decrease of $1.4 million, or 17%, compared to the same period in 2010, as a result of an 81 basis point decrease in the average rate paid, partially offset by a 5% increase in the average balance. For the nine months ended September 30, 2011 interest paid on borrowings was $20.0 million, a decrease of $4.6 million, or 19%, compared to the same period in 2010, as a result of an 85 basis point decrease in the average rate paid, partially offset by a 3% increase in the average balance. The decrease in the average rate paid related to a decline in rates paid on FHLB and other borrowings, as well as one of the Company's junior subordinated debentures shifting from a fixed to a floating rate at the end of 2010, which resulted in a lower rate paid on that junior subordinated debenture.
Provision/ (credit) for loan losses. The provision/ (credit) for loan losses for the three months ended September 30, 2011 was $4.5 million, a decrease of $27.6 million, or 86%, compared to the same period in 2010. For the nine months ended September 30, 2011, the provision/ (credit) for loan losses was $15.7 million, a decrease of $39.0 million, or 71%, compared to the same period in 2010. The decrease in 2011 was primarily related to the elevated loan loss provisions in 2010 due to the adverse credit issues experienced in the San Francisco Bay market. In 2010, the San Francisco Bay market experienced a substantial increase in the amount of new loan downgrades and related loan charge-offs. The provision for loan losses in 2011 has been lower due to an improvement in problem loans, lower loan growth, and the mix of the loans in the portfolio. The Company has been increasing the percentage of residential loans as compared to commercial and construction loans which have lower related loan loss provisions.
The provision/ (credit) for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, and underwriting standards. For further details, see Part I. Item 2. "Management's Discussion and Analysis - Loan Portfolio and Credit Quality" above.
Fees and other income. Fees and other income for the three months ended September 30, 2011 was $31.4 million, an increase of $4.1 million, or 15%, compared to the same period in 2010. For the nine months ended September 30, 2011, fees and other income was $93.8 million, an increase of $13.4 million, or 17%, compared to the same period in 2010. The increase is primarily due to the gain recognized from the debt repurchase, net gains from the sale of OREO properties, and from increases in investment management and trust fees, wealth advisory fees, and other income.
Investment management and trust fees for the three months ended September 30, 2011 was $16.2 million, an increase of $1.7 million, or 12%, compared to the same period in 2010. For the nine months ended September 30, 2011, investment management and trust fee income was $48.6 million, an increase of $3.9 million, or 9%, compared to the same period in 2010. The increase is primarily due the favorable domestic equity market conditions at the end of the second quarter 2011 compared to the second quarter 2010. AUM as of September 30, 2011 for the Bank and the Investment Managers was $10.6 billion. Management fees for the Bank and the Company's Investment Management affiliates are typically calculated based on a percentage of AUM at the beginning of the period. Given the decrease in AUM during the third quarter, the Company may experience a decrease in investment management fees for the fourth quarter as compared to the third quarter of 2011.
Wealth advisory fee income for the three months ended September 30, 2011 was $10.2 million, an increase of $0.7 million, or 8%, compared to the same period in 2010. For the nine months ended September 30, 2011, wealth advisory fee income was $30.6 million, an increase of $2.5 million, or 9%, compared to the same period in 2010. AUM as of September 30, 2011, managed by the Wealth Advisors was $7.7 billion, an increase of $0.1 billion, or 2%, compared to September 30, 2010.

Gain on repurchase of debt for the nine months ended September 30, 2011 was $1.8 million. During the second quarter of 2011 the Company repurchased $5.0 million of the convertible trust preferred securities issued by Boston Private Capital Trust I. The Company used available cash on hand to repurchase the securities at a 40% discount to par. The repurchase also resulted in an additional $0.2 million of expense relating to the amortization of the prepaid origination costs.
Gain/(loss) on OREO, net for the three months ended September 30, 2011 was a gain of $3.2 million, an increase of $3.8 million, compared to the same period in 2010. For the nine months ended September 30, 2011, gain/(loss) on OREO, net was a gain of $4.1 million, an increase of $6.8 million, compared to the same period in 2010. The increases are primarily due to the losses that were recognized in 2010 as a result of the higher levels of valuation allowances taken during 2010 as the values of the OREO properties continued to decline subsequent to their respective transfers into OREO. During the quarter the Company sold five of its OREO properties. Four of the five were sold at a gain with one of the properties sold at a loss of $17.0 thousand.
Other income for the nine months ended September 30, 2011, other income was $2.2 million, an increase of $1.2 million compared to the same period in 2010. This increase is primarily due to the gain resulting from the January 2011 sale of the Company's equity investment in Coldstream Holdings, Inc. and earnings from the Company's other cost method investments.
Operating Expense. Operating expense for the three months ended September 30, 2011 was $56.5 million, a decrease of $4.5 million, or 7%, compared to the same period in 2010. For the nine months ended September 30, 2011, operating expense was $180.6 million, an increase of $7.0 million, or 4%, compared to the same period in 2010. Included in operating expense are the restructuring expenses of $1.1 million and $7.4 million for the three and nine months ended September 30, 2011, respectively. Excluding restructuring, operating expense for the three months ended September 30, 2011 decreased $5.5 million, or 9%. This decrease is primarily due to decreases in salaries and employee benefits expense, professional services expense, and FDIC insurance expense, partially offset by increased occupancy and equipment expenses. Excluding restructuring, operating expenses for the nine months ended September 30, 2011 decreased $0.4 million, or 2%. This decrease is primarily due to decreases in FDIC insurance expense and other administrative expenses, partially offset by increased occupancy and equipment expenses.
Salaries and employee benefits expense, the largest component of operating expense, for the three months ended September 30, 2011 was $34.9 million, a decrease of $3.8 million, or 10%, compared to the same period in 2010. For the nine months ended September 30, 2011, salaries and employee benefit expense was $107.5 million, an increase of $0.4 million, or less than 1%. The three month period decrease of $3.8 million is primarily due to expenses incurred in the prior year for certain separation and retirement expenses, and the savings recognized in the current year as a result of the separations and retirement.
Professional services for the three months ended September 30, 2011 was $3.7 million, a decrease of $1.2 million, or 25%, compared to the same period in 2010. For the nine months ended September 30, 2011, professional services expense was $14.2 million, an increase of $0.1 million, or 1%, compared to the same period in 2010. The three month period decrease of $1.2 million is primarily due to decreases in consulting, legal services for general corporate matters, and director fees as a result of the Bank merger.
FDIC insurance expense for the three months ended September 30, 2011 was $1.4 million, a decrease of $0.8 million, or 37%, compared to the same period in 2010. For the nine months ended September 30, 2011, FDIC insurance expense was $4.9 million, a decrease of $1.6 million, or 25%, compared to the same period in 2010. The decrease is primarily due to the consolidation of the Bank charters and the reduction in the FDIC assessment rate, which was effective April 1, 2011.
Occupancy and equipment expense for the three months ended September 30, 2011 was $7.6 million, an increase of $0.6 million, or 8%, compared to the same period in 2010. For the nine months ended September 30, 2011, occupancy and equipment expense was $22.4 million, an increase of $1.9 million, or 9%, compared to the same period in 2010. These increases are primarily due to common area charges, new office locations in New England, and increased space in the headquarters for the Bank's San Francisco Bay market.

Restructuring expense for the three and nine months ended September 30, 2011 was $1.1 million, and $7.4 million, respectively. On May 27, 2011 the Company completed the consolidation of its four private banks - operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets - under one unified charter based in Massachusetts. Included in restructuring expenses is the severance expense related to the reduction in force, professional expenses associated with the transaction, contract termination fees, and other miscellaneous expense. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 11: Restructuring" for further details of the Company's restructuring expenses.
Income Tax Expense/ (Benefit). Income tax expense/ (benefit) for continuing operations for the three and nine months ended September 30, 2011 was an expense of $4.6 million, and $8.6 million, respectively. The effective tax rate for the nine months ended September 30, 2011 was 26.7%, compared to an effective tax rate 92.6%, for the same period in 2010. See Part I. Item 1. "Notes to Unaudited Consolidated Financial Statements - Note 9: Income Taxes" for further detail.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In September 2011, the FASB issued new guidance regarding the testing of goodwill for impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
On July 1, 2011 the Company adopted, retroactive to January 1, 2011, ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("TDR"), which clarifies guidance related to whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. There was no material change to the amount of TDRs or to the related allowance for loan losses as a result of this new ASU.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Interest Rate Sensitivity and Market Risk as described in Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Sensitivity and Market Risk" in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2011 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries, was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the SEC rules and forms. On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.
(b) Change in internal controls over financial reporting.
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described in Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the SEC. There have been no material changes to these risk factors since the filing of that report, other than the addition of the following risk factor.
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

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

/s/ CLAYTON G. DEUTSCH
November 4, 2011	Clayton G. Deutsch
President and Chief Executive Officer

/s/ DAVID J. KAYE
November 4, 2011	David J. Kaye
Executive Vice President and Chief Financial Officer