Form 10-K
period 2011-12-31
BOSTON PRIVATE FINANCIAL HOLDINGS INC
filed 2012-03-13
CIK 821127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
__________________________________________________________

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price on the NASDAQ Global Select Market on June 30, 2011 was $512,858,847.
The number of shares of the registrant's common stock outstanding on March 8, 2012 was 78,140,306.
Documents Incorporated by Reference:
Portions of the registrant's proxy statement for the Company's 2012 Annual Meeting of Shareholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13, and 14 of Part III.

i

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy; the effectiveness of our investment programs; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company's control.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on the Company's private banking, investment management and wealth advisory activities; changes in interest rates; competitive pressures from other financial institutions; the effects of continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes that adversely affect borrowers' ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the risk that goodwill and intangibles recorded in the Company's financial statements will become impaired; the risk that the Company's deferred tax assets may not be realized; risks related to the consolidation of the Company's bank subsidiaries; risks related to the identification and implementation of acquisitions; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in this Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

ii

PART I

ITEM 1.	BUSINESS

I.	General
Boston Private Financial Holdings, Inc. (the "Company" or "BPFH") was incorporated on September 2, 1987, under the laws of The Commonwealth of Massachusetts. On July 1, 1988, the Company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and became the parent holding company (the "Holding Company") of Boston Private Bank & Trust Company (the "Bank" or "Boston Private Bank"), a trust company chartered by The Commonwealth of Massachusetts and insured by the Federal Deposit Insurance Corporation (the "FDIC").
On May 27, 2011, Boston Private Bank, merged, as the surviving bank, with Borel Private Bank & Trust Company ("Borel"), First Private Bank & Trust ("FPB"), and Charter Private Bank ("Charter"), all of which were also wholly-owned subsidiaries of the Company.
In addition to the Bank, the Company has two consolidated Investment Management affiliates, and three consolidated Wealth Advisory affiliates.
The Company conducts substantially all of its business through its three reportable segments. All significant intercompany accounts and transactions have been eliminated in consolidation.
On February 3, 2012, the Company announced the sale of its majority-owned affiliate, Davidson Trust Company ("DTC"). The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions and regulatory approval. For additional information on the sale, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events."
At December 31, 2010, the Company held approximately 45% equity interest in Coldstream Holdings, Inc. ("Coldstream"). In January 2011, the Company sold all of BPFH's stock holdings in Coldstream back to management of the firm. The Company's investment in Coldstream, prior to the sale, was accounted for using the equity method, and was included in other assets in the consolidated balance sheets. For segment reporting purposes, the equity in earnings of Coldstream, prior to the sale, is included with the Holding Company's results.
In 2009, the Company divested its interest in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC ("Westfield"), Gibraltar Private Bank & Trust Company ("Gibraltar"), RINET Company, LLC ("RINET"), Sand Hill Advisors, LLC ("Sand Hill"), and Boston Private Value Investors, Inc. ("BPVI"). Both Westfield and BPVI were previously included in the Investment Management segment, RINET and Sand Hill were previously included in the Wealth Advisory segment, and Gibraltar was previously included in the Private Banking segment. As a result of these divestitures, the results of operations and the gain/ (loss) on sale related to each are now included in "Net income/ (loss) from discontinued operations" in the consolidated statement of operations for current and prior periods, if applicable.
For further details relating to the Company's divestitures, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 3: Divestitures and Acquisitions."

II.	Reportable Segments
The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory. The Company also has certain non-segment activity that is classified within the Holding Company. The Company's Segment Chief Executive Officers ("CEOs") manage the segments and have full authority and responsibility for the performance and the allocation of resources within their respective segments. The Company's CEO is the Company's Chief Operating Decision Maker ("CODM"). There is currently one Segment CEO for the Private Banking segment, who reports to the Company's CEO. The Company's CEO is also the Segment CEO for both the Wealth Advisory and Investment Management segments (the "non-banks"). The Company also has a Bank Chief Financial Officer ("CFO") and a non-bank Segment Controller who provide direct financial support to the affiliates and the Segment CEOs.
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

The Company CFO, the Bank CFO, and the non-banking Segment Controller review the affiliate company financial detail with the relevant Segment CEOs. The Private Banking Segment CEO and the Company CFO then review the overall segment results with the CODM on a monthly basis. In addition, the Segment CEOs are fully responsible for the execution of the annual budget at the affiliate level, and aggregated industry segment results are then reported to the CODM.
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
Private Banking
The Private Banking segment has one affiliate, Boston Private Bank, a trust company chartered by The Commonwealth of Massachusetts and insured by the FDIC. The Private Banking segment operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in its New England, Southern California, and Pacific Northwest markets. In the San Francisco Bay, the Bank currently conducts business under the name of Borel Private Bank and Trust Company, A Division of Boston Private Bank & Trust Company. The Bank pursues private banking and community-oriented business strategies in its four geographic markets. The Bank is principally engaged in providing banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Bank offers its clients a broad range of deposit and lending products. The specific mix of products, services and clientele can vary between markets.
Investment Management
The Investment Management segment has two consolidated affiliates: Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM"), a registered investment adviser, and Anchor Capital Holdings, LLC ("Anchor"), which is the parent company of Anchor Capital Advisors LLC ("Anchor Capital Advisors") and Anchor/ Russell Capital Advisors LLC ("Anchor Russell"), both of which are registered investment advisers (together, DGHM and Anchor are referred to as the "Investment Managers"). The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the United States ("U.S.") and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has three consolidated affiliates, including KLS Professional Advisors Group, LLC ("KLS"), Bingham, Osborn & Scarborough, LLC ("BOS"), and DTC, all of which are wealth management firms and, with the exception of DTC, registered investment advisers (together, the "Wealth Advisors," and, with the Investment Managers, the "non-bank affiliates"). The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, Northern California, and Pennsylvania. On February 3, 2012, the Company announced the sale of DTC. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions and regulatory approval. For additional information on the sale, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events."
For revenue, net income, assets, and other financial information for each of the Company's reportable segments, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 5: Reportable Segments."

Competition
The Company operates in the highly competitive wealth management marketplace. The Company believes its regional presence enables it to provide better access to decision makers and more customized personal service for its clients.
In the Company's private banking business, the ability of the Bank to attract loans and deposits may be limited by the Bank's small size relative to some of its competitors. The Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes in its market areas. In particular, in attempting to attract deposits and originate loans, the Bank encounters competition from other institutions, including larger national and suburban-based commercial banking organizations, savings banks, credit unions, and other financial institutions and non-bank financial service companies. The principal methods of competition include the level of loan interest rates charged to borrowers, interest rates paid on deposits, range of services provided and the quality of these services. To compete effectively, the Bank relies substantially on local promotional activity, personal contacts by officers, directors, and employees, personalized service and the Bank's reputation within the communities it serves.
In this competitive environment, the Bank may be unable to attract sufficient and high quality loans in order to continue its loan growth, which may adversely affect the Bank's results of operations and financial condition, including the level of nonperforming assets. The Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. The Bank's current commercial borrowing clients may develop needs for credit facilities larger than the Bank can accommodate. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and its subsidiaries conduct business. (See "- Supervision and Regulation," below.) The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds among parties.
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
The Company believes that its ability to compete effectively with other firms is dependent upon its products, level of investment performance and client service, as well as the marketing and distribution of the investment products. Moreover, BPFH's ability to retain investment management clients may be impaired by the fact that investment management contracts are typically short-term in nature, allowing clients to withdraw funds from accounts under management, generally at their sole discretion. There can be no assurance that BPFH will be able to achieve favorable investment performance and retain its existing clients.
In the wealth advisory industry, BPFH competes with a wide variety of firms including national and regional financial services firms, accounting firms, trust companies, and law firms. Many of these companies have greater resources and broader product lines, and may already have relationships with BPFH's clients in related product areas. The Company believes that the ability of its wealth advisory affiliates to compete effectively with other firms is dependent upon the quality and level of service, personal relationships, and investment performance. There can be no assurance that the Company's Wealth Advisors will be able to retain their existing clients, expand existing relationships, or add new clients.
Employees
At December 31, 2011, the Company had 878 employees. The Company's employees are not subject to a collective bargaining agreement, and the Company believes its employee relations are good.

III. Regulatory Considerations
Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve under the BHCA. The Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks (the "Commissioner") and the FDIC. The Company's investment management and wealth advisory subsidiaries are subject to extensive regulation by the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority and state securities regulators.
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, however, and you should refer to the applicable statutes and regulations for more information. In addition, these statutes and regulations may change, or additional statutes or regulations could be adopted in the future, and we cannot predict what effect these changes or new statutes or regulations, if any, could have on our business.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	grants the Federal Reserve increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in "-Regulation of the Company-Source of Strength" below;

•	establishes new corporate governance and proxy disclosure requirements, as discussed in "-Regulation of the Company-Corporate Governance and Executive Compensation" below;

•	provides for new capital standards applicable to the Company, as discussed in more detail in "-Capital Requirements" below;

•	modifies the scope and costs associated with deposit insurance coverage, as discussed in "-Regulation of the Bank-Deposit Insurance Premiums" below;

•
permits well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in "-Regulation of the Bank-Acquisitions and Branching" below;

•	permits the payment of interest on business demand deposit accounts;

•	establishes new minimum mortgage underwriting standards for residential mortgages;

•	establishes the Bureau of Consumer Financial Protection (the "CFPB"), as discussed in "-Consumer Protection Regulation" below;

•
bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in "Regulation of Other Activities-Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds" below;

•
establishes and empowers a Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and

•
authorizes the Federal Reserve to regulate interchange fees for debit card transactions. The Federal Reserve has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule.

Regulation of the Company
The Company is subject to regulation, supervision and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength. Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. In addition, any loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve. Further, if the Company acquired more than 5% ownership or control of any voting stock in any other banking institution, it would become a Massachusetts bank holding company subject to supervision by the Commissioner and the Massachusetts Board of Bank Incorporation.
The BHCA prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto.
Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company.
In addition, any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the Federal Reserve released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance. In 2008, BP Holdco, L.P., a company controlled by The Carlyle Group, became the largest shareholder of the Company, and holds a 9.93% interest in the Company as of March 2, 2012. The Carlyle Group's investment is subject to certain restrictions under the terms of the investment agreement with the Company. Under the agreement, BP Holdco, L.P. cannot convert its non-voting preferred stock if as a result it would own more than 9.99% of the Company's outstanding common stock.
Corporate Governance and Executive Compensation. Under the Dodd-Frank Act, the SEC has adopted rules granting proxy access for shareholder nominees and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the CEO, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Regulation of the Bank
The Bank is subject to the supervision and regulation of the Commissioner and the FDIC. Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to federal and state banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance Premiums. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings, profitability, credit quality, Tier I leverage ratio, and, if applicable, the level of brokered deposits. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. Pursuant to the Dodd-Frank Act deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. In 2011, the aggregate FDIC insurance expense for the Bank was $6.1 million (which was prepaid as noted below). The FDIC has the power to adjust deposit insurance assessment rates at any time.
Pursuant to an FDIC rule issued in 2009, the Bank prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The prepaid assessments were recorded as an asset (a prepaid expense) and bear a zero-percent risk weight for risk-based capital purposes. Each quarter the Bank records an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits; however, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank.
The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010.
Acquisitions and Branching. The Bank must seek prior regulatory approval from the Commissioner and the FDIC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.
Activities and Investments of Insured State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal to those that are permissible for national banks. Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a national bank or state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Lending Restrictions. Federal law limits a bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.
A bank holding company and its subsidiaries are subject to prohibitions on certain tying arrangements. These institutions are generally prohibited from extending credit to or offering any other service on the condition that the client obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with the FDIC's approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank's performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC's CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The Bank currently has an “outstanding” CRA rating. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.
Regulation of Nondepository Trust Companies
The Company indirectly owns a 70.1% interest in DTC. DTC is a Pennsylvania non-depository trust company that is subject to regulation by the Pennsylvania Department of Banking. DTC must maintain total equity capital and liquid assets in the amount of at least $2 million. DTC is prohibited from paying cash dividends or making other capital distributions that would cause DTC's total equity capital or liquid assets to be less than $2 million.
Capital Requirements
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of financial condition or actual or anticipated growth.

The Federal Reserve's capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier I (or “core”) capital and the remaining amount consisting of Tier II (or “supplementary”) capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Future issuances of trust preferred securities have been disallowed as Tier I qualifying capital by the Dodd-Frank Act, although the Company's currently outstanding trust preferred securities have been grandfathered for Tier I eligibility. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities, to the extent not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. In addition to the risk-based capital requirements, the Federal Reserve requires most bank holding companies, including the Company, to maintain a minimum leverage capital ratio of Tier I capital to its average total consolidated assets of 4.0%. The Dodd-Frank Act requires the Federal Reserve to establish minimum risk-based and leverage capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2011, the Company's total risk-based capital ratio was 15.22%, its Tier I risk-based capital ratio was 12.65%, and its Tier I leverage ratio was 8.99%. The Company is currently considered “well capitalized” under all regulatory definitions.
The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve with respect to bank holding companies, as described above.
The Company has not elected, and does not currently expect, to calculate its risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, with higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital. The Federal Reserve has not yet adopted Basel III, and when it is implemented in the U.S., it may be with some modifications or adjustments. Additionally, the timetable for the adoption and implementation of Basel III is expected to last for several years. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.
Prompt Corrective Action. The FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier I risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier I risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized” bank. The FDIC must also take into consideration (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. The Bank is currently considered “well capitalized” under all regulatory definitions.
Generally, a bank, upon receiving notice that it is “undercapitalized,” becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized,” a ratio of tangible equity to total assets that is equal to or less than 2.0%, will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Dividend Restrictions
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve policy further provides that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength to bank subsidiaries. The ability of the Company to pay dividends to shareholders may also depend on the receipt of dividends from the Bank.
Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts law, the board of directors of the Bank may declare from “net profits” cash dividends no more often than quarterly, provided that there is no impairment to the trust company's capital stock. Moreover, prior approval by the Commissioner is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the previous two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

Transactions with Affiliates
Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, the Company, its non-bank subsidiaries and other affiliates of the Bank may borrow, obtain credit from or otherwise engage in “covered transactions” with the Bank to the extent that such transactions do not exceed 10% of the capital stock and surplus of the Bank (for covered transactions between the Bank and one affiliate) and 20% of the capital stock and surplus of the Bank (for covered transactions between the Bank and all affiliates). The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the Bank or one of its affiliates is an investment adviser. A “covered transaction” includes, among other things, a loan or extension of credit; an investment in securities issued by an affiliate; asset purchases; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate; a securities borrowing or lending transaction with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements.
Consumer Protection Regulation
The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and will enforce CFPB rules with respect to the Bank.
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
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.

Anti-Money Laundering
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”
OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury's Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.
Regulation of Other Activities
Investment Management and Wealth Advisory. Certain subsidiaries of the Company are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). As an investment adviser, each is subject to the Investment Advisers Act and related SEC regulation. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Certain investment management and wealth advisory subsidiaries of the Company are also subject to regulation under the securities laws and fiduciary laws of certain states.
The Dodd-Frank Act requires the SEC to study the standard of care for brokers and investment advisers and report its findings to Congress. Further, the Dodd-Frank Act permits the SEC to impose a uniform standard of care on brokers and investment advisers based on the study's findings. Pursuant to the Dodd-Frank Act, the SEC must also harmonize the enforcement of fiduciary standard violations under the Exchange Act and the Investment Advisers Act. It is unclear how the studies and rulemaking relating to the fiduciary duties of brokers and investment advisers will affect the Company and its investment management and wealth advisory subsidiaries.
Each of the mutual funds for which one or more of the Company's investment management subsidiaries acts as sub-adviser is registered with the SEC under the Investment Company Act of 1940, as amended (the "1940 Act"). Shares of each such fund are registered with the SEC under the Securities Act, and the shares of each fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. The Company is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans.

As sub-advisers to registered investment companies, the Company's investment management subsidiaries are subject to requirements under the 1940 Act and related SEC regulations. Under provisions of the 1940 Act and Investment Advisers Act governing advisory contracts, an assignment terminating the Company's sub-advisory contract can occur as a result of the acquisition of a firm by the Company.
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
Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act limits banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

IV.	Taxation
Federal Taxation
The Company and its incorporated affiliates are subject to federal income taxation generally applicable to corporations under the Code. In addition, the Bank is subject to Subchapter H of the Code, which provides specific rules for the treatment of securities, reserves for loan losses, and any common trust funds.
The Company and its incorporated affiliates are members of an affiliated group of corporations within the meaning of Section 1504 of the Code and file a consolidated federal income tax return. Some of the advantages of filing a consolidated tax return include the avoidance of tax on intercompany distributions and the ability to offset operating and capital losses of one company against operating income and capital gains of another company.
The Company's taxable income includes its share of the taxable income or loss from its subsidiaries that are limited liability companies.
State and Local Taxation
The Company and its affiliates are subject to the tax rate established in the state in which they operate. Substantially all of the Company's taxable state and local income is derived from Massachusetts, California, New York, and the City of New York.
The Massachusetts tax rate is 9.0% on taxable income apportioned to Massachusetts. Massachusetts' taxable income is defined as federal taxable income subject to certain modifications. These modifications include a deduction for 95% of dividends received from entities in which the Company owns 15% or more of the voting stock, income from federally tax exempt obligations and deductions for certain expenses allocated to federally tax exempt obligations.
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
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.
Risks Related to our Banking Business
Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Commissioner and the FDIC.
Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Commissioner have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.
Our banking business is also affected by the monetary policies of the Federal Reserve. Changes in monetary or legislative policies may affect the interest rates the Bank must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including the Bank.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our clients, or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank's deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the Federal Reserve has proposed rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures which comply with these rules.

Among other things, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Bank will continue to be examined by the FDIC for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees the Bank may charge for products and services.
Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and the Bank to hold additional capital which could limit the manner in which we and the Bank conduct business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the U.S., or otherwise, could result in us and the Bank having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or the Bank to satisfy the applicable buffer's requirements would limit our ability to make distributions, including paying out dividends or buying back shares.
Continued deterioration in local economies or real estate markets could negatively impact our banking business.
The Bank primarily serves individuals and smaller businesses located in four geographic regions: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The ability of the Bank's clients to repay their loans is impacted by the economic conditions in these areas.
The Bank's commercial loans are generally concentrated in the following client groups:

•	real estate developers and investors;

•	financial service providers;

•	technology companies;

•	manufacturing and communications companies;

•	professional service providers;

•	general commercial and industrial companies; and

•	individuals.
The Bank's commercial loans, with limited exceptions, are secured by real estate (usually income producing residential and commercial properties), marketable securities or corporate assets (usually accounts receivable, equipment or inventory). Substantially all of the Bank's residential mortgage and home equity loans are secured by residential property. Consequently, the Bank's ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature, including earthquakes, hurricanes and flooding. Due to the concentration of real estate collateral in the geographic regions in which we operate, these events could have a material adverse impact on the ability of the Bank's borrowers to repay their loans and affect the value of the collateral securing these loans.
We may not realize the expected benefits from the recent consolidation of our four banking subsidiaries into one consolidated banking entity.
On May 27, 2011, we completed the legal consolidation of our four private banks into Boston Private Bank & Trust Company. We believe that the legal consolidation will result in a number of benefits, including increased client service capabilities, simplified regulatory oversight, improved capital efficiency and enhanced risk management. However, there is no guarantee that we will be able to successfully execute on all or any components of the operational aspects of the consolidation or realize any of the expected benefits. The consolidation could also have an adverse impact on our business and results of operations if, for instance, the Bank's clients and employees perceive the consolidation as a loss of local, high-touch service, which may result in higher than expected loss of deposits, disruption of our business and may adversely affect our ability to maintain relationships with its clients and employees.

Competition in the local banking industry may impair our ability to attract and retain banking clients at current levels.
Competition in the local banking industry, coupled with our relatively small size, may limit the ability of our private banking affiliate to attract and retain banking clients.
In particular, the Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are able to serve the credit and investment needs of larger clients. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of services provided. The Bank also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their respective market areas.
Because the Bank maintains a smaller staff and has fewer financial and other resources than larger institutions with which it competes, it may be limited in its ability to attract clients. In addition, the Bank's current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate.
If the Bank is unable to attract and retain banking clients, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Bank has traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.
Defaults in the repayment of loans may require additional loan loss reserves and negatively impact our banking business.
A borrower's default on its obligations under one or more loans by the Bank may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan.
In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, the Bank may have to charge off the loan in whole or in part. In such situations, the Bank may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.
The Bank's management periodically makes a determination of an allowance for loan losses based on available information, including the quality of its loan portfolio, certain economic conditions, and the value of the underlying collateral and the level of its nonaccruing and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes in estimates, or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, we will incur additional expenses.

If it is determined that the Bank should sell certain loans or a portfolio of loans, we are required to classify those loans as “held for sale” which requires us to carry such loans at the lower of cost or market. If we decide to sell loans at a time when the fair value of those loans is less than their carrying value, the adjustment will result in a loss. We may from time to time decide to sell particular loans or groups of loans, and the required adjustment could negatively affect our financial condition or results of operations.
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
Fluctuations in interest rates may negatively impact the business of the Bank. The Bank's main source of income from operations is net interest income, which represents the difference between the interest income earned on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The Bank's net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank's net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.
An increase in interest rates could also have a negative impact on the Bank's results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to our allowances for loan losses. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income.
Prepayments of loans may negatively impact our banking business.
Generally, the Bank's clients may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our clients' discretion. If clients prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Investment Management and Wealth Advisory Businesses
Our investment management and wealth advisory businesses are highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
Our investment management and wealth advisory businesses are highly regulated, primarily at the federal level. The failure of any of our subsidiaries that provide investment management and wealth advisory services to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions including revocation of such affiliate's registration as an investment adviser.
All of our investment managers and wealth advisory affiliates, except DTC, are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. These subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the affiliates acting as sub-advisers to mutual funds are subject to certain provisions and regulations of the Investment Company Act of 1940.
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
Our investment management businesses may be negatively impacted by changes in economic and market conditions.
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
Investment management contracts are typically terminable upon less than 30 days' notice. Most of our investment management clients may withdraw funds from accounts under management generally in their sole discretion. Wealth advisory client contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The combined financial performance of our investment management and wealth advisory affiliates is a significant factor in our overall results of operations and financial condition.
Our investment management business is highly dependent on investment managers to produce investment returns and to solicit and retain clients, and the loss of a key investment manager could adversely affect our investment management and wealth advisory business.
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
Risks Related to Our Overall Business and Operations
Our business and earnings have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.
The performance of our business has been and may continue to be adversely affected by general business and economic conditions in the U.S., including the level and volatility of short- and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the U.S. economy. Continued deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, as well as our earnings. While there are early indications that the U.S. economy is stabilizing, in 2011, continuing weak and volatile economic conditions in the U.S. continued to adversely affect our business and our earnings, and there remains significant uncertainty regarding the sustainability of the economic recovery, unemployment levels and the impact of the ongoing financial crisis in Europe on U.S. markets and the financial services industry.

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
We may be unable to attract and retain key employees.
Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense and we may not be able to hire or retain the key employees that we depend upon for success. The unexpected loss of services of one or more of our key employees could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement employees.
Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is harmed.
Our ability to attract and retain clients and employees at our banking, investment management and wealth advisory subsidiaries could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; privacy; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. In addition, our investment management business is dependent on the integrity of our asset managers and our employees. If an asset manager or employee were to misappropriate any client funds, the reputation of our asset management business could be negatively affected, which may result in the loss of accounts and have a material adverse effect on our results of operations and financial condition.
We may suffer losses as a result of operational risk or technical system failures.
The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued effectiveness of our internal processes, systems, relationships with third parties and the associates and executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to execute on strategic objectives in a successful, timely and cost-effective manner. Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale and scope, including loss of clients, operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although we seek to mitigate operational risk through a system of internal controls, losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

Risks Related to Accounting and Accounting Changes
Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to accounting principals generally accepted in the U.S. ("GAAP"), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
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
When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2011, our goodwill and net intangible assets totaled $145.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.
Our goodwill and intangible assets are tested for impairment annually in the fourth quarter at the reporting unit level. In addition, an impairment test could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances include the following:

•	significant adverse change in business climate;

•	significant decrease in stock price and/or market capitalization;

•	significant unanticipated loss of clients/assets under management;

•	loss of key employees;

•	sustained periods of poor investment performance;

•	significant loss of deposits or loans;

•	significant reductions in profitability;

•	significant changes in loan credit quality;

•	potential sale or disposal of an affiliate; and

•	adverse action or assessment by a regulator.
We have taken impairment charges at various times in 2007, 2008 and 2009. We cannot assure you that we will not be required to take further impairment charges in the future. Any impairment charge would have a negative effect on our shareholders' equity and financial results.

Our deferred tax assets may not ultimately be realized or our tax positions may be subject to challenge by taxing authorities.
Our deferred tax assets may provide significant future tax savings. Our use of these deferred tax benefits may depend on a number of factors including our ability to generate significant future taxable income; the character of that income (ordinary versus capital); the absence of a future ownership change that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on our tax returns as to the amount and timing of our income and expenses; and future changes in laws or regulations relating to tax credits, tax deductions, and net operating losses.
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
In evaluating the need for a valuation allowance, management considers the following:

•	Cumulative pre-tax income or loss, as adjusted for permanent book-to-tax differences, over the current and previous two years.

•	Future reversals of existing taxable temporary differences.

•	The projection of future taxable income to be generated by operations during the available loss carryforward period.

•	Tax planning strategies that are available and whether any are limited based upon the Company's market capitalization in excess of its book value.

•	Whether there has been any operating loss or tax credit carry-overs expiring unused.
There can be no absolute assurance however, that the net deferred assets will ultimately be realized.
Risks Related to Our Liquidity
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a separate and distinct legal entity from the Bank and non-banking subsidiaries and depend on dividends, distributions and other payments from the Bank and non-banking subsidiaries to fund dividend payments on our common and preferred stock and to fund all payments on our other obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common and preferred shareholders. Furthermore, our right to participate in a distribution of assets upon an affiliate's liquidation or reorganization is subject to the prior claims of the affiliate's creditors.
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Risks Related to Our Common Stock
Future capital offerings may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if our or the Bank's capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt, common or preferred stock, trust preferred securities, and senior or subordinated notes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.
Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Although holders of our common stock are not entitled to preemptive rights or other protections against dilution, the terms of our Series B preferred stock do provide for certain anti-dilution adjustments. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	our past and future dividend practices;

•	future sales of our equity or equity-related securities; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.
Anti-takeover provisions could negatively impact our shareholders.
Provisions of Massachusetts law and provisions of our articles of organization and by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We currently have a classified board of directors and as such it is subject to the provisions of Section 8.06(b) of the Massachusetts Business Corporation Act, which provides for certain anti-takeover provisions for public companies incorporated in Massachusetts. In January 2012 our board of directors adopted an amendment to our articles of organization declassifying the Board, and will propose a shareholder vote to declassify the Board at our 2012 Annual Meeting of Shareholders. If approved by the requisite vote, beginning at the 2013 Annual Meeting of Shareholders, shareholders will elect directors whose terms are then expiring, or the election of their successors, to one-year terms. Our articles of organization authorize our board of directors to issue preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES
The Company and its subsidiaries primarily conduct operations in leased premises, however the Bank does own two of its office locations. The Company's headquarters are located at Ten Post Office Square, Boston, Massachusetts. The premises for our non-bank affiliates are generally located in the vicinity of the headquarters of such affiliates.
Generally, the initial terms of the leases for our leased properties range from five to fifteen years. Most of the leases also include options to renew at fair market value for periods of five to ten years. In addition to minimum rentals, certain leases include escalation clauses based upon various price indices and include provisions for additional payments to cover taxes.

ITEM 3.	LEGAL PROCEEDINGS
Other
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

I.	Market for Common Stock
The Company's common stock, par value $1.00 per share, is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “BPFH.” At March 8, 2012, there were 78,140,306 shares of common stock outstanding. The number of holders of record of the Company's common stock as of March 8, 2012 was 1,174. The Company believes that the number of beneficial owners of its common stock, as of the record date, was greater. The closing price of the Company's common stock on March 8, 2012 was $9.50.
The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, as reported by NASDAQ:

	High	Low
Fiscal year ended December 31, 2011
Fourth Quarter	$8.40	$5.58
Third Quarter	7.14	5.23
Second Quarter	7.48	5.86
First Quarter	7.55	6.17
Fiscal year ended December 31, 2010
Fourth Quarter	$7.26	$4.67
Third Quarter	7.43	5.73
Second Quarter	8.97	5.62
First Quarter	8.36	5.52

II.	Dividends
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company's capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on a review of such issues including recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, and general economic conditions.
The Company is a legal entity separate and distinct from its affiliates. These affiliates are the principal assets of the Company and, as such, provide the main source of payment of dividends by the Company. As to the payment of dividends, as discussed below, the Bank is subject to the laws and regulations of The Commonwealth of Massachusetts, its chartering jurisdiction, and to the regulations of the Federal Reserve and the FDIC, its primary federal regulators. If the federal banking regulator determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulator may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
The Company paid dividends on its common stock of $0.04 in both 2011 and 2010.

Under Massachusetts law, payment of dividends from the Bank may be restricted and limited under certain circumstances. These restrictions on the Bank's ability to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the common stock. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. See Part I. Item 1. "Business—Regulatory Considerations-Dividend Restrictions" for further detail. There are no such comparable statutory restrictions on the Company's Investment Managers’ and Wealth Advisors’ ability to pay dividends.

III.	Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans shall be included in the definitive Proxy Statement (the “Proxy Statement”) for the 2012 Annual Meeting of Shareholders to be held on April 26, 2012 and is incorporated herein by reference.

IV.	Recent Sales of Unregistered Securities
None.

V.	Issuer Repurchases
None.

VI.	Performance Graph
The Total Return Performance Graph set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return on companies within the NASDAQ Composite and companies within the SNL $5B-$10B Bank Index. The calculation of cumulative return assumes a $100 investment in the Company's common stock, the NASDAQ Composite, and the SNL $5B-$10B Bank Index on December 31, 2006. It also assumes that all dividends are reinvested during the relevant periods.
___________
source: SNL

	Year Ending December 31,
	2006	2007	2008	2009	2010	2011
BPFH	$100.00	$97.24	$24.98	$21.25	$24.27	$29.60
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $5B-$10B	100.00	80.20	70.36	54.09	58.68	58.23

ITEM 6.	SELECTED FINANCIAL DATA
The following table represents selected financial data for the five fiscal years ended December 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information appearing elsewhere herein, including the Company's Consolidated Financial Statements and related notes. All items presented below, for all years presented, have been adjusted for discontinued operations related to the five affiliates divested in 2009.

	2011	2010	2009	2008 (1)	2007
At December 31:		(In thousands, except share data)
Total balance sheet assets	$6,048,372	$6,152,901	$6,049,265	$7,282,835	$6,940,829
Assets of discontinued operations	—	—	—	1,578,170	1,663,893
Total loans (excluding loans held for sale)	4,650,228	4,480,347	4,307,040	4,129,081	4,003,291
Allowance for loan losses	96,114	98,403	68,444	64,091	59,933
Cash and investments	1,095,197	1,338,238	1,387,483	1,132,290	842,335
Goodwill and intangible assets	145,600	151,212	150,117	155,051	276,912
Deposits	4,530,411	4,486,726	4,255,219	3,748,912	3,550,499
Borrowed funds	834,671	1,027,925	992,034	1,329,898	1,273,945
Total shareholders’ equity	566,125	518,878	651,154	648,676	619,372
Nonperforming assets	73,212	119,916	106,938	76,828	35,301
Net loans (charged-off)/recoveries	(15,449)	(57,219)	(40,606)	(192,485)	478
Assets under management and advisory (2):
Private Banking	$3,571,000	$3,592,000	$3,479,000	$3,253,000	$3,656,000
Investment Management	7,594,000	8,140,000	7,048,000	6,381,000	9,115,000
Wealth Advisory	7,979,000	7,836,000	7,161,000	6,235,000	6,412,000
Inter-company relationships	(19,000)	(19,000)	(18,000)	(16,000)	—
Total assets under management and advisory	$19,125,000	$19,549,000	$17,670,000	$15,853,000	$19,183,000
For The Year Ended December 31:
Net interest income	$178,944	$180,725	$159,485	$150,228	$136,993
Provision for loan losses	13,160	87,178	44,959	196,643	23,449
Net interest income/(loss) after provision for loan losses	165,784	93,547	114,526	(46,415)	113,544
Fees and other income	124,970	111,772	126,449	129,449	106,204
Operating expense	232,078	236,855	221,259	213,785	184,626
Restructuring expense	8,055	—	—	—	—
Impairment of goodwill and intangibles	—	—	1,699	133,202	31,780
Income/(loss) from continuing operations before income taxes	50,621	(31,536)	18,017	(263,953)	3,342
Income tax expense/ (benefit)	14,367	(19,451)	1,632	(70,737)	(6,339)
Net income/(loss) from continuing operations	36,254	(12,085)	16,385	(193,216)	9,681
Net income/ (loss) from discontinued operations	6,099	3,729	(7,505)	(191,209)	(1,524)
Less: Net income attributable to noncontrolling interests	3,216	2,614	3,649	4,327	3,987
Net income/(loss) attributable to the Company	$39,137	$(10,970)	$5,231	$(388,752)	$4,170
(Continued)

	2011	2010	2009	2008 (1)	2007
At December 31:		(In thousands, except share data)
Per Share Data:
Basic earnings/ (loss) per share from continuing operations	$0.43	$(0.34)	$(0.41)	$(4.85)	$0.15
Diluted earnings/ (loss) per share from continuing operations	$0.39	$(0.34)	$(0.41)	$(4.85)	$0.15
Weighted average basic common shares outstanding	75,169,611	71,321,162	66,696,977	47,528,418	36,731,621
Weighted average diluted common shares outstanding	83,451,422	71,321,162	66,696,977	47,528,418	38,315,330
Cash dividends per share	$0.04	$0.04	$0.04	$0.22	$0.36
Book value per share (3)	$6.51	$6.04	$6.51	$7.36	$16.53
Selected Operating Ratios:
Return/ (loss) on average assets	0.64%	(0.18)%	0.09%	(2.79)%	0.07%
Return/ (loss) on average equity	7.27%	(1.91)%	0.81%	(30.93)%	0.71%
Net interest margin (4)	3.25%	3.30%	3.09%	3.14%	3.43%
Total fees and other income/total revenue (5)	41.12%	38.21%	44.22%	46.29%	43.67%
Asset Quality Ratios:
Nonaccrual loans (excluding loans held for sale) to total loans (excluding loans held for sale)	1.46%	2.35%	2.01%	0.89%	0.85%
Nonperforming assets to total assets	1.21%	1.95%	1.77%	1.05%	0.51%
Allowance for loan losses to total loans (excluding loans held for sale)	2.07%	2.20%	1.59%	1.55%	1.50%
Allowance for loan losses to nonaccrual loans (excluding loans held for sale)	1.41	0.93	0.79	1.74	1.76
Allowance for loan losses to classified loans (excluding loans held for sale) (6)	0.58	0.48	0.49	1.01	0.63
Other Ratios:
Dividend payout ratio	8.70%	nm	nm	nm	nm
Total equity to total assets ratio	9.36%	8.43%	10.76%	8.91%	8.92%
Tangible common equity to tangible assets ratio (7)	7.37%	6.34%	6.66%	5.07%	3.15%
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

(2)	The Company changed the accounting for its interest in BOS from the equity method to the consolidation method as a result of the majority interest ownership of BOS in the third quarter of 2007.

(3)	Book value per share is calculated by reducing the Company's total equity by the preferred stock balance, then dividing that value by the total common shares outstanding as of the end of that period.

(4)	Net interest margin represents net interest income on a fully-taxable equivalent basis as a percent of average interest-earning assets.

(5)	Total revenue is defined as net interest income plus fees and other income.

(6)	Classified loans are defined as loans whose credit quality is substandard.

(7)
The Company calculates tangible assets by adjusting total assets to exclude goodwill and intangible assets. The Company calculates tangible common equity by adjusting total shareholders' equity to exclude the equity from the TARP funding of $154 million, goodwill, and intangible assets, and to include the difference between maximum redemption value and value per Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) for redeemable non-controlling interests. The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. A reconciliation from the Company's GAAP Total Shareholders' Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

	2011	2010	2009	2008	2007
Total balance sheet assets	$6,048,372	$6,152,901	$6,049,265	$7,282,835	$6,940,829
LESS: Goodwill and intangible assets, net (a)	(145,600)	(151,212)	(150,117)	(178,543)	(458,238)
Tangible assets (non-GAAP)	$5,902,772	$6,001,689	$5,899,148	$7,104,292	$6,482,591
Total shareholders’ equity	$566,125	$518,878	$651,154	$648,676	$619,372
LESS: Goodwill and intangible assets, net (a)	(145,600)	(151,212)	(150,117)	(178,543)	(458,238)
TARP Funding	—	—	(154,000)	(154,000)	—
ADD: Difference between maximum redemption value of non-controlling interests and value under ARB 51	14,381	12,578	46,016	43,800	43,091
Total adjustments	(131,219)	(138,634)	(258,101)	(288,743)	(415,147)
Tangible Common Equity (non-GAAP)	$434,906	$380,244	$393,053	$359,933	$204,225
Total Equity/Total Assets	9.36%	8.43%	10.76%	8.91%	8.92%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.37%	6.34%	6.66%	5.07%	3.15%
____________

(a)	Includes goodwill and intangible assets of divested affiliates for years 2008 — 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and other statistical information included in this annual report.

Executive Summary
The Company offers a broad range of wealth management services to high net worth individuals, families, businesses and select institutions through its three reportable segments: Private Banking, Investment Management, and Wealth Advisory. This executive summary provides an overview of the most significant aspects of the operating segments and the Company's operations in 2011. Details of the matters addressed in this summary are provided elsewhere in this document and, in particular, in the sections immediately following.
In 2011, the Company recorded net income attributable to the Company of $39.1 million, compared to a net loss of $11.0 million in 2010. After accounting for non-cash equity adjustments and preferred dividends, the Company recognized diluted earnings per share of $0.46 in 2011, compared to a loss per diluted share of $0.29 in 2010. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for further details of the Company's earnings per share calculation.
The key items that affected the Company's 2011 results include:

▪
Improving asset quality, as seen in the $13.2 million provision for loan losses, down 85% from the 2010 provision of $87.2 million, and in the decrease in nonaccrual loans, which are down 35% from the end of 2010. The 2011 provision for loan losses reflects net new loan growth including the mix of loans, changes in loan grades, valuations of impaired loans, changes in specific reserves and charge-offs. Charge-offs for 2011 were $27.4 million, offset by recoveries of $12.0 million, compared to charge-offs of $66.7 million and recoveries of $9.5 million in 2010. Loan growth during 2011 was 4%, and the decrease in classified loans during the year was $38.2 million, or 19%.

▪
The legal consolidation of our four private banks. On May 27, 2011, Boston Private Bank merged, as the surviving bank, with Borel, FPB, and Charter. The Bank operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Company believes the legal consolidation will result in a number of benefits, including increased client service capabilities, simplified regulatory oversight, improved capital efficiency and enhanced risk management. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal and consulting costs, and other costs. The Company estimates that such charges will result in approximately $8.5 million in restructuring expense, of which $8.1 million was expensed in 2011.

▪
Strong performance in our fee-based business, which includes investment management and trust fees, wealth advisory fees, and other banking fees. Fee income in 2011 increased $6.0 million, or 6%, to $109.5 million, compared to $103.5 million in 2010. The fee increase is primarily due to the steady growth in our Wealth Advisory segment and the favorable equity market conditions at the end of 2010 and the beginning of 2011.

▪
Improved Holding Company performance, where 2011 had expense savings of $2.7 million in interest expense on borrowings, $1.1 million in lower compensation expense, and $2.2 million in lower professional fees, all as compared to 2010. The Holding Company also provided $4.2 million in gain on retirement of debt and $0.5 million from the gain on sale of Coldstream.

▪
The low interest rate environment caused overall asset yields to decline, which was slightly offset by decreased cost of funds spread across both deposits and borrowings. The Company's net interest margin (“NIM”) decreased 5 basis points to 3.25% from 3.30% for the years ended December 31, 2011 and 2010, respectively. During the second half of 2011 the Company's net interest margin declined 12 basis points from 3.29% for the three months ended June 30, 2011 to 3.17% for the three months ended December 31, 2011. Spreads could continue to tighten if asset cash flows continue to adjust lower and funding cost relief becomes limited. However, consistent loan growth could help offset some of these pressures.

The Company continued to actively manage its balance sheet in 2011 in order to maintain capital, reduce credit and operating risk, and restore profitability. The Company continues to pursue expense reduction opportunities enabled by the improved credit quality profile and the Bank consolidation. The Company's focus is to continue to actively manage its balance sheet while managing for increased growth across all markets and businesses.

Private Banking
The following table presents a summary of profits/(losses), revenues and expenses for the Private Banking segment continuing operations for 2011, 2010, and 2009.

	As of and for the year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	%	$ Change	%
	(In thousands)
Net interest income	$186,006	$190,104	$169,802	$(4,098)	(2)%	$20,302	12%
Fees and other income:
Investment management and trust fees	23,553	23,257	21,507	296	1%	1,750	8%
Other income	15,185	12,827	17,014	2,358	18%	(4,187)	(25)%
Total fees and other income	38,738	36,084	38,521	2,654	7%	(2,437)	(6)%
Total revenues	224,744	226,188	208,323	(1,444)	(1)%	17,865	9%
Provision for loan losses	13,160	87,178	44,959	(74,018)	(85)%	42,219	94%
Operating expenses	146,322	149,996	144,713	(3,674)	(2)%	5,283	4%
Restructuring expense	5,446	—	—	5,446	nm	—	nm
Income/ (loss) before income taxes	59,816	(10,986)	18,651	70,802	nm	(29,637)	nm
Income tax expense/ (benefit)	19,697	(10,219)	4,746	29,916	nm	(14,965)	nm
Net income/ (loss) attributable to the Company	$40,119	$(767)	$13,905	$40,886	nm	$(14,672)	nm
Total loans(1)	$4,648,759	$4,478,428	$4,304,110	$170,331	4%	$174,318	4%
Assets	$5,843,089	$5,948,100	$5,669,645	$(105,011)	(2)%	$278,455	5%
Deposits(2)	$4,639,169	$4,598,911	$4,368,780	$40,258	1%	$230,131	5%
Assets Under Management	$3,571,000	$3,592,000	$3,479,000	$(21,000)	(1)%	$113,000	3%
____________
nm - not meaningful

(1)	Loans presented in this table are loans from the Private Banking segment and do not include loans of non-banking affiliates or the Holding Company.

(2)	Deposits presented in this table do not include intercompany eliminations related to deposits in the Bank from non-banking affiliates or the Holding Company.
The Company's Private Banking segment reported net income of $40.1 million in 2011, compared to a net loss of $0.8 million in 2010 and net income of $13.9 million in 2009. The 2011 increase in net income, compared to 2010, was a result of lower provision for loan losses, partially offset by decreased net interest income and income tax expense related to the pre-tax income in 2011 compared to the pre-tax loss reported in 2010. The decreased provision is related to improving credit quality as seen in lower charge-offs and decreases in criticized loans.
During the year, the four affiliate banks that made up the Private Banking segment merged into one bank. The Private Banking segment incurred restructuring charges related to the merger of $5.5 million.
Assets Under Management (“AUM”) at the Bank in 2011 remained relatively unchanged as compared to 2010, with net outflows of $0.1 billion offset by market appreciation of $0.1 billion.

Total loans at the Bank increased $170.3 million, or 4%, to $4.6 billion, or 80% of total assets at the Bank, in 2011 from $4.5 billion, or 75% of total assets at the Bank, in 2010. A discussion of the Company's loan portfolio can be found below in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Loan Portfolio and Credit Quality.”
Deposits at the Bank remained relatively unchanged at $4.6 billion in 2011 and 2010. A discussion of the Company's deposits can be found below in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations: Financial Condition.”

Investment Management
The following table presents a summary of profits/(losses), revenues and expenses for the Investment Management segment continuing operations for 2011, 2010, and 2009.

	As of and for the year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	%	$ Change	%
	(In thousands)
Investment management and trust fees	$39,802	$36,942	$33,189	$2,860	8%	$3,753	11%
Other income and net interest income	74	178	180	(104)	(58)%	(2)	(1)%
Total revenues	39,876	37,120	33,369	2,756	7%	3,751	11%
Operating expenses	31,181	29,720	28,221	1,461	5%	1,499	5%
Income/ (loss) before income taxes	8,695	7,400	5,148	1,295	18%	2,252	44%
Income tax expense/ (benefit)	2,803	2,682	2,236	121	5%	446	20%
Noncontrolling interests	1,727	1,383	997	344	25%	386	39%
Net income/ (loss) attributable to the Company	$4,165	$3,335	$1,915	$830	25%	$1,420	74%
Assets	$105,629	$114,614	$112,497	$(8,985)	(8)%	$2,117	2%
Assets Under Management	$7,594,000	$8,140,000	$7,048,000	$(546,000)	(7)%	$1,092,000	15%
___________
nm - not meaningful
The Company's Investment Management segment reported net income of $4.2 million in 2011 compared to net income of $3.3 million and $1.9 million in 2010 and 2009, respectively.
Investment management fee revenue increased 8% from 2010, due primarily to positive market conditions at the end of 2010 and the beginning of 2011. Investment management and trust fee revenue from the investment management segment is earned based on beginning-of-period AUM for the fiscal quarter; therefore changes in revenue generally lag behind changes in AUM. As a result, the market appreciation at the end of 2010 had a greater impact on 2011 revenue than on 2010 revenues.
In 2011, the change in AUM was impacted by net outflows of $0.6 billion, partially offset by market appreciation. In 2010, the change in AUM was impacted by market appreciation of $1.3 billion, partially offset by $0.2 billion of net outflows.
Operating expenses at the Investment Managers increased in 2011 and 2010, primarily due to changes in variable compensation related to fee revenue.

Wealth Advisory
The following table presents a summary of profits/(losses), revenues and expenses for the Wealth Advisory segment continuing operations for 2011, 2010, and 2009.

	As of and for the year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	%	$ Change	%
	(In thousands)
Wealth advisory fees	$41,082	$37,874	$34,834	$3,208	8%	$3,040	9%
Other income and net interest income	17	(9)	46	26	nm	(55)	nm
Total revenues	41,099	37,865	34,880	3,234	9%	2,985	9%
Operating expenses	31,472	29,899	24,156	1,573	5%	5,743	24%
Impairment of goodwill and intangibles	—	—	1,699	—	nm	(1,699)	(100)%
Income/ (loss) before income taxes	9,627	7,966	9,025	1,661	21%	(1,059)	(12)%
Income tax expense	3,526	2,982	3,573	544	18%	(591)	(17)%
Noncontrolling interests	1,489	1,231	2,652	258	21%	(1,421)	(54)%
Net income/ (loss) attributable to the Company	$4,612	$3,753	$2,800	$859	23%	$953	34%
Assets	$80,762	$76,774	$72,062	$3,988	5%	$4,712	7%
Assets Under Management	$7,979,000	$7,836,000	$7,161,000	$143,000	2%	$675,000	9%
___________
nm - not meaningful
The Company's Wealth Advisory segment reported net income of $4.6 million in 2011, compared to net income of $3.8 million and $2.8 million in 2010 and 2009, respectively. Wealth advisory fees increased 8% from 2010 due primarily to increases in fee-based contracts, new clients, and AUM. Operating expenses increased 5% from 2010, due primarily to increased variable compensation as a result of increased fees.
AUM changes for the Wealth Advisors in 2011 were primarily the result of net inflows of $0.2 billion, partially offset by market depreciation of $0.1 billion. AUM changes for the Wealth Advisors in 2010 were primarily the result of market appreciation of $0.3 billion and net inflows of $0.3 billion. The Wealth Advisors have had twelve consecutive quarters of net inflows and net inflows in seventeen of the past eighteen quarters.
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
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. The allowance is established through the provision for loan losses, which is a direct charge to earnings. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance when received in cash.
The Company's allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 310, Receivables ("ASC 310"); and ASC 450, Contingencies.
The allowance consists of three primary components: general reserves on acceptable or pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans. The allowance involves a high degree of management judgment and estimates, and results in an adequate allowance which is reflective of the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank's actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank's actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management's analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, nonaccrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management's experience, as well as loan underwriting and loan review policy and procedures, and

•	Economic and business conditions impacting the Bank's loan portfolio, as well as consideration of collateral values and external factors
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, the Bank reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.

Allocated reserves on non-impaired special mention and substandard loans reflect management's assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management's consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, including the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 months or sooner, if deemed necessary, if a loan continues to be impaired. Appraised values are generally discounted for factors such as the Bank's intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may use broker opinions of value while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.
If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan's effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), generally the Bank also maintains an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general imprecision assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
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

Valuation of Goodwill/Intangible Assets and Analysis for Impairment
The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions generally consist of advisory contracts, core deposit intangibles, and non-compete agreements. The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits. The advisory contracts are generally amortized over 8-15 years depending on the contract. Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources. The core deposit intangibles are generally amortized, on an accelerated basis, over a period of 10-12 years. Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. Non-compete agreements are amortized over the life of the agreement, generally seven years.
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit's fair value to its carrying value to identify potential impairment. The reporting units fall under one of the three segments: Private Banking, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Private Banking reporting unit’s applicable metrics.
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenue multiples of comparable companies are selected and applied to the financial services reporting unit's applicable metrics.

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
Income Tax Estimates
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
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2009 through 2011 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income. The net deferred tax asset at December 31, 2011 and 2010 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2011 and 2010.

Results of Operations
Comparison of Years Ended December 31, 2011, 2010 and 2009
Net Income. The Company reported net income attributable to the Company of $39.1 million in 2011, compared to a net loss of $11.0 million in 2010 and net income of $5.2 million in 2009. After accounting for non-cash equity charges and preferred dividends made to arrive at net income/(loss) attributable to the common shareholder, the Company recorded net income attributable to the common shareholder of $0.46 per diluted share in 2011, compared to a net loss of $0.29 per diluted share in 2010 and a net loss of $0.52 per diluted share in 2009. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 1. Basis of Presentation and Summary of Significant Accounting Policies” for further detail on the charges made to arrive to income attributable to the common shareholder.
The Company's 2011 earnings were positively impacted by improving asset quality, as seen in the lower provision for loan losses, improved performance in the fee-based businesses, and improved Holding Company performance. These improvements were partially offset by restructuring expenses due to the merger of the Bank and a decrease in net interest margin due to the interest rate environment.
The Company's 2010 earnings were adversely impacted by the provision for loan losses of $87.2 million and increased operating expenses associated with managing a large portfolio of problematic loans, as well as increased salaries and employee benefits expense, primarily associated with executive transition charges.
The Company's 2009 earnings were positively impacted by pre-tax gains of $18.3 million recognized from the repurchase of a portion of the trust preferred securities issued by Boston Private Capital Trust I, offset by increased provision for loan losses.
The following discussions are based on the Company’s continuing operations, unless otherwise stated. Selected financial highlights are presented in the table below:

	Year ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$ Change	%	$ Change	%
	(In thousands)
Net interest income	$178,944	$180,725	$159,485	$(1,781)	(1)%	$21,240	13%
Provision for loan losses	13,160	87,178	44,959	74,018	85%	(42,219)	(94)%
Fees and other income:
Investment management and trust fees	63,356	60,198	54,697	3,158	5%	5,501	10%
Wealth advisory fees	41,082	37,874	34,834	3,208	8%	3,040	9%
Other income	20,532	13,700	36,918	6,832	50%	(23,218)	(63)%
Total fees and other income	124,970	111,772	126,449	13,198	12%	(14,677)	(12)%
Expenses:
Operating expenses	232,078	236,855	221,259	(4,777)	(2)%	15,596	7%
Restructuring expense	8,055	—	—	8,055	nm	—	—%
Impairment of goodwill and intangibles	—	—	1,699	—	—%	(1,699)	(100)%
Total expenses	240,133	236,855	222,958	3,278	1%	13,897	6%
Income/ (loss) before income taxes	50,621	(31,536)	18,017	82,157	nm	(49,553)	nm
Income tax expense/ (benefit)	14,367	(19,451)	1,632	33,818	nm	(21,083)	nm
Net income/ (loss) from continuing operations	36,254	(12,085)	16,385	48,339	nm	(28,470)	nm
Net income/ (loss) from discontinued operations	6,099	3,729	(7,505)	2,370	64%	11,234	nm
Less: Net income/ (loss) attributable to noncontrolling interests	3,216	2,614	3,649	602	23%	(1,035)	(28)%
Net income/ (loss) attributable to the Company	$39,137	$(10,970)	$5,231	$50,107	nm	$(16,201)	nm
________________
nm - not meaningful

Net Interest Income and Margin
Net interest income represents the difference between interest earned, primarily on loans and investments, and interest accrued on funding sources, primarily deposits and borrowings. Average balances are based on daily averages for the Bank and on month-end averages for the non-bank affiliates and Holding Company. Interest rate spread is the difference of the average rate earned on total interest earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent (“FTE”) basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to interest expense expressed as a percentage of average interest-bearing liabilities. The following table sets forth the composition of the Company's net interest margin for the years ended December 31, 2011, 2010, and 2009, however the discussion following these tables reflects non-FTE data.

	Year Ended December 31,
	Average Balance			Interest Income/ Expense(3)			Average Yield/ Rate(3)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
AVERAGE ASSETS	(In thousands)
Earning assets:
Cash and investments: (4)
Taxable investment securities	$380,436	$292,763	$199,688	$5,593	$6,123	$6,566	1.47%	2.09%	3.29%
Non-taxable investment securities (1)	191,513	194,119	188,516	5,764	7,838	9,274	3.01%	4.04%	4.92%
Mortgage-backed securities	236,435	237,540	320,663	7,297	8,086	13,487	3.09%	3.40%	4.21%
Federal funds sold and other	447,523	531,345	418,178	1,077	1,313	1,203	0.24%	0.25%	0.29%
Total Cash and Investments	1,255,907	1,255,767	1,127,045	19,731	23,360	30,530	1.57%	1.86%	2.71%
Loans: (2)
Commercial and construction (1)	2,399,402	2,567,009	2,679,722	130,441	144,402	154,358	5.44%	5.63%	5.76%
Residential mortgage	1,761,736	1,595,056	1,377,159	75,071	76,940	72,214	4.26%	4.82%	5.24%
Home equity and other consumer	312,507	286,044	206,894	11,647	12,482	9,321	3.73%	4.36%	4.51%
Total Loans	4,473,645	4,448,109	4,263,775	217,159	233,824	235,893	4.85%	5.26%	5.53%
Total earning assets	5,729,552	5,703,876	5,390,820	236,890	257,184	266,423	4.13%	4.51%	4.94%
Less: Allowance for loan losses	100,483	81,393	70,771
Non-interest bearing cash and due from banks	58,349	30,375	25,677
Other assets (3) (4)	413,653	485,170	610,657
Total average assets	$6,101,071	$6,138,028	$5,956,383
AVERAGE LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Savings and NOW	$517,659	$555,244	$457,280	$1,375	$2,029	$3,240	0.27%	0.37%	0.71%
Money market	1,898,999	1,701,772	1,315,082	10,524	15,223	19,518	0.55%	0.89%	1.48%
Certificates of deposit	1,027,347	1,316,818	1,525,844	12,580	19,518	36,114	1.22%	1.48%	2.37%
Total deposits	3,444,005	3,573,834	3,298,206	24,479	36,770	58,872	0.71%	1.03%	1.78%
Junior subordinated debentures	190,427	193,645	240,419	7,434	10,028	12,324	3.90%	5.18%	5.13%
FHLB borrowings and other	656,772	648,226	817,830	18,875	22,414	28,633	2.87%	3.46%	3.50%
Total interest-bearing liabilities	4,291,204	4,415,705	4,356,455	50,788	69,212	99,829	1.18%	1.57%	2.29%
Noninterest bearing demand deposits	1,141,563	1,025,431	846,916
Payables and other liabilities (3)	108,970	103,836	62,599
Total average liabilities	5,541,737	5,544,972	5,265,970
Redeemable noncontrolling interests	21,018	20,175	42,119
Average shareholders’ equity	538,316	572,881	648,294
Total average liabilities, redeemable noncontrolling interests, and shareholders’ equity	$6,101,071	$6,138,028	$5,956,383
Net interest income, FTE basis				$186,102	$187,972	$166,594
Less: FTE adjustment				7,158	7,247	7,109
Net interest income				$178,944	$180,725	$159,485
Interest rate spread							2.95%	2.94%	2.65%
Net interest margin							3.25%	3.30%	3.09%
____________

(1)
Interest income on non-taxable investments and loans is presented on a FTE basis using the federal statutory rate of 35% for each year presented. The discussion following this table reflects non-FTE data.

(2)	Includes loans held for sale and nonaccrual loans.

(3)
Assets and liabilities of discontinued operations are included in other assets in the 2009 average balance sheet above. Interest income, interest expense and average yields/ rates exclude discontinued operations.

(4)	Unrealized gains and losses on investment securities are included in other assets in the average balance sheets above.

Rate/Volume Analysis
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories. Changes in rate are presented on a non-FTE basis in the table below.

	2011 vs. 2010			2010 vs. 2009
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest income on interest-earning assets:
Cash and investments (1)	$(2,923)	$2	$(2,921)	$(9,496)	$2,855	$(6,641)
Loans:
Commercial and construction (1)	(5,681)	(8,899)	(14,580)	(4,404)	(6,219)	(10,623)
Residential mortgage	(9,466)	7,597	(1,869)	(6,093)	10,819	4,726
Home equity and other consumer loans	(1,925)	1,090	(835)	(299)	3,460	3,161
Total interest income	(19,995)	(210)	(20,205)	(20,292)	10,915	(9,377)
Interest expense on interest-bearing liabilities:
Deposits:
Savings and NOW	$(525)	$(129)	$(654)	$(1,802)	$591	$(1,211)
Money market	(6,306)	1,607	(4,699)	(9,064)	4,769	(4,295)
Certificates of deposit	(3,064)	(3,874)	(6,938)	(12,146)	(4,451)	(16,597)
Borrowed funds	(6,337)	204	(6,133)	(175)	(8,339)	(8,514)
Total interest expense	(16,232)	(2,192)	(18,424)	(23,187)	(7,430)	(30,617)
Net interest income	$(3,763)	$1,982	$(1,781)	$2,895	$18,345	$21,240
____________

(1)	Interest income on non-taxable investments and loans is presented on a non-FTE basis in this Rate-Volume table. The discussion following this table also reflects non-FTE data.
Net Interest Income. Net interest income decreased 1% from 2010 to 2011, and increased 13% from 2009 to 2010. The decline in net interest income in 2011was primarily due to the low interest rate environment which has compressed the Company's net interest margin, the mix of the loan portfolio to lower risk and lower rate residential loans, and lower loan growth than in recent years. The growth in net interest income for 2010 and 2009 was accomplished through growing the Company's interest earning assets which were primarily funded by increased deposits.

The Company's net interest margin, on a FTE basis, decreased 5 basis points to 3.25% in 2011 from 3.30% in 2010, after increasing 21 basis points in 2010 from 3.09% in 2009. The decrease in the Company's net interest margin in 2011 as compared to 2010 is primarily related to the lower interest rates earned on loans and investments as borrowers refinance at lower current market rates and maturing investments are reinvested at lower current market rates as well as the mix in the loan portfolio. Due to the already low market rates on deposits and borrowings, the decline in interest rates on loans and investments cannot be completely offset by lower cost of funds. The increase in the Company's net interest margin in 2010 as compared to 2009 is primarily related to lower interest expense due to lower rates paid on deposits, particularly certificates of deposit and money market accounts, as well as a lower volume of borrowed funds due primarily to the 2009 debt repurchases and the 2009 and 2010 repayments of Federal Home Loan Bank ("FHLB") borrowings. These savings on interest expense were partially offset by lower interest income due to lower interest rates earned on investments and loans, particularly commercial, construction, and residential loans.
Interest and Dividend Income. Interest and dividend income, on a non-FTE basis, decreased 8%, from 2010 to 2011, and decreased 4% from 2009 to 2010. The decreases in 2011 and 2010 are due primarily to lower rates earned on loans and investments, and, in 2010 but to a lesser extent, the increase in nonaccrual loans.
Interest income on commercial and construction loans, on a non-FTE basis, decreased in both 2011 and 2010. The 2011 decrease was primarily the result of a 7% decrease in average balance and a 23 basis point decrease in average yield. The 2010 decrease was primarily the result of a 4% decrease in average balance and a 17 basis point decrease in average yield. The decline in the average balance of commercial and construction loans in 2011 and 2010 is primarily the result of lower demand for commercial loans due to the current economy and the competition for high quality new commercial loans. In addition, the Bank has reduced the amount of new construction and land loan originations and has focused more on residential loans. The decrease in the average yields on commercial loans in 2011 and 2010 are the result of market conditions leading to lower rates due to the competition for high quality loans and lower client demand. The high rate of nonaccruing loans has also negatively impacted the yields. The rates on the commercial and industrial loans are primarily indexed to either Prime, the London Interbank Offered Rate (“LIBOR”), or the FHLB.
Interest income from residential mortgage loans decreased 2% in 2011 from 2010, and increased 7% in 2010 from 2009. In 2011, a 56 basis point decrease in the average yield was partially offset by a 10% increase in average balance. The 2010 results were due to a 16% increase in average balance partially offset by a 42 basis point decrease in the average yield. The 2011 and 2010 decreases in average yield of residential mortgage loans were primarily due to adjustable rate mortgage (“ARM”) loans repricing to lower rates, clients refinancing into lower rates and new originations at historically low rates. The decline in U.S. Treasury yields, the index to which the ARMs that are repricing are typically linked, has decreased the yields on these mortgage loans. The increases in the average balances of residential mortgage loans in 2011 and 2010 were due to the organic growth of the loan portfolio at the Bank.
Interest income from home equity and other consumer loans decreased 7%, in 2011 from 2010, and increased 34% in 2010 from 2009. The 2011 decrease was the result of a 64 basis point decrease in the average yield, partially offset by a 9% increase in average balance. The 2010 increase was the result of a 38% increase in average balance, partially offset by a 15 basis point decrease in the average yield. The increase in the average balances of consumer and other loans in 2011 and 2010 was due to the organic growth of loan portfolio at the Bank. The decline in the average yield in 2010 and 2011 is primarily due to lower market rates on consumer loans.
Investment income, on a non-FTE basis, decreased 14%, in 2011 from 2010, and decreased 24% in 2010 from 2009. The 2011 decrease was primarily related to a 23 basis point decrease in the average yield, with a stable average balance. The 2010 decrease was primarily related to a 78 basis point decrease in the average yield, partially offset by an 11% increase in average balance. The decline in the average yields in 2011 and 2010 was primarily due to lower yields on short-term liquid investments such as U.S. Treasury and Agency securities as well as longer term mortgage-backed securities and municipals. Investment decisions are made based on anticipated liquidity, loan demand, and asset-liability management considerations. The increases in the average balances of cash and investments in 2010 were primarily due to the Bank managing its liquidity level and, in some cases, adjusting its investment portfolio as well.

Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as nonaccrual. Interest received on nonaccrual loans is either applied against principal or reported as interest income on a cash basis according to management's judgment as to the collectability of principal. Interest income recorded on nonaccrual loans for the year ended December 31, 2011 was $1.6 million. If the nonaccrual loans had been on accrual status for the full year or, if originated during the year, since origination, interest income would have been $5.4 million.
Interest income recorded on troubled debt restructured loans, where loans are restructured as a concession to borrowers who have experienced financial difficulty, was $1.2 million for the year ended December 31, 2011. If these loans had been performing normally, the Company would have recorded $2.0 million in interest income for the year ended December 31, 2011.
Interest Expense. Interest expense on deposits and borrowings decreased 27% in 2011 from 2010 and decreased 31% in 2010 from 2009. The decreases were attributable to the decline in the average rates paid on deposits and borrowings in 2011 and 2010, and the lower average balance of deposits in 2011, and the lower average balance of borrowings in 2010. The 2010 decrease was partially offset by the increase in the average balances of deposits in 2010.
Interest expense on deposits decreased 33% in 2011 from 2010 and 38% in 2010 from 2009. The 2011 decrease was the result of a 32 basis point decrease in the average rate paid and a 4% decrease in the average balance. The 2010 decrease was the result of a 75 basis point decrease in the average rate paid, partially offset by an 8% increase in the average balance. The decreases in the average rates paid on deposits in 2011 and 2010 were primarily due to the Bank's ability to lower interest rates on deposits due to the decline in short-term rates since late 2008. The decrease in the average balances of deposits in 2011 was primarily driven by the high liquidity at the Bank and lower funding requirements due to the low loan growth. Additionally, in 2011 the Bank reduced the amount of higher rate CDs. The increase in the average balances of deposits in 2010 was primarily driven by organic growth of the Bank's core deposits and money market accounts, as clients shifted out of retail certificates of deposit. The Bank participated in the FDIC's Temporary Liquidity Guarantee Program ("TLGP"), which insured all demand deposit checking accounts and certain NOW accounts. This program ended on December 31, 2010.
Interest expense on borrowings decreased 19% in 2011 from 2010 and also decreased 21% in 2010 from 2009. The 2011 decrease was the result of a 75 basis point decrease in the average rate paid, partially offset by a 1% increase in average balance. The 2010 decrease was the result of a 20% decrease in average balance and a 2 basis point decrease in the average rate paid. The 2011 decrease in the average rate paid was primarily due to the interest rate swap with a notional amount of $75 million related to the Company's junior subordinated debt related to trust preferred securities as well as higher rate FHLB borrowings maturing and being replaced with current lower rates. The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the junior subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%. The increase in the average borrowings in 2011 was a result of increased FHLB and other borrowings, offset by the Company repurchasing a portion of the trust preferred securities issued by Boston Private Capital Trust I in the second and fourth quarters of 2011. The decrease in average balance of borrowings in 2010 was primarily the result of the Bank repaying FHLB borrowings with lower cost core deposits, and the Company's repurchase of a portion of the trust preferred securities issued by Boston Private Capital Trust I in late 2009.

Provision for Loan Losses. Provision for loan losses were $13.2 million, $87.2 million, and $45.0 million in 2011, 2010, and 2009 respectively. Net charge-offs were $15.4 million, $57.2 million and $40.6 million in 2011, 2010, and 2009, respectively. The decline in the 2011 provision, as compared to 2010 and 2009 reflects the improved asset quality during 2011, lower charge-offs, the mix in the loan portfolio and lower loan growth.
In 2010, 93% of the provision for loan losses related to the Company's San Francisco Bay market, while the remaining provision related to provision at the Company's New England market, partially offset by net recoveries at the Company's Southern California and Pacific Northwest markets. The San Francisco Bay market experienced certain adverse events during 2010 such as: client bankruptcies, client requests for loan modifications or concessions, declining financial strength of the borrowers, notification of the borrower's inability to continue making payments, and receipt of updated appraisals indicating reduced estimated collateral fair value. These events resulted in loans being downgraded and/or partially charged-off. Due to the increased risk of loss on the downgraded loans, actual charge-offs incurred, loan-level specific reserves established, and the continuation of economic decline in the San Francisco Bay region, additional loan loss provision was needed in 2010.

The provision for loan losses is determined as a result of the required level of the allowance for loan losses, estimated by management, which reflects the inherent risk of loss in the loan portfolio as of the balance sheet dates. The factors used by management to determine the level of the allowance for loan losses include the trends in problem loans, economic and business conditions, strength of management, real estate collateral values, underwriting standards, loan volumes and loan concentrations. For further details, see Part II. Item 7. “Management's Discussion and Analysis - Loan Portfolio and Credit Quality” below.
Fees and Other Income. Total fees and other income increased 12% in 2011 compared to 2010 after decreasing 12% in 2010 from 2009. The 2011 increase is attributable to increases in investment management and wealth advisory fees, the 2011 gain on the repurchase of debt, and gain on sale of OREO. The 2010 decrease is attributable to the gain recognized in 2009 on the repurchase of debt, and lower 2010 levels of gains on sales of investments and gains on sales of the the Company's non-strategic Southern California loans held for sale portfolio, partially offset by increased investment management and wealth advisory fees.
Investment Management and Trust Fees. Investment management and trust fees increased 5% in 2011 compared to 2010 and increased 10% in 2010 from 2009. AUM at December 31, 2011 for the Bank and Investment Managers decreased 5% in 2011. This follows an 11% increase in 2010. Investment management and trust fees from the Bank and Investment Managers are typically calculated based on a percentage of AUM. Approximately 63% of the 2011 investment management and trust fee revenue was earned based upon beginning-of-period AUM for the fiscal quarter. Therefore, changes in revenue generally lag behind changes in AUM. As a result, the market appreciation at the end of 2010 had a greater impact on 2011 revenue. The 2011 decline in AUM primarily took place in the third quarter of 2011, with a partial recovery in the fourth quarter. The Company may experience lower investment management fees in the first quarter of 2012 as compared to the first half of 2011 due to the AUM decrease experienced in the second half of 2011.
Wealth Advisory Fees. Wealth advisory fees increased 8% in 2011 compared to 2010 and increased 9% in 2010 from 2009. The 2011 and 2010 increases are primarily due to increases in fee-based contracts and AUM. The Wealth Advisors have had twelve consecutive quarters of net AUM inflows and net AUM inflows in seventeen of the past eighteen quarters. Assets under advisory managed by the Wealth Advisors were $8.0 billion, $7.8 billion, and $7.2 billion as of December 31, 2011, 2010 and 2009, respectively.
Other Income. Other income increased 50% in 2011 compared to 2010 after decreasing 63% in 2010 from 2009. Other income is comprised of Other banking fee income; Gain on repurchase of debt; Gain on sale of investments, net; Gain on sale of loans, net; Gain/ (loss) on OREO, net; and Other in the consolidated statements of operations. The primary drivers of the 2011 increase were the 2011 gains on sale of OREO and the 2011 gains on repurchase of debt. The primary drivers of the 2010 decrease were the 2009 gain on repurchase of debt, and the losses related to the non-strategic loan sales and OREO dispositions.
Gain on the repurchase of debt for 2011 was $4.2 million. The 2011 gain related to the repurchase of $11.6 million of the trust preferred securities issued by Boston Private Capital Trust I. The Company used cash on hand for the 2011 repurchases. The Company did not repurchase any debt during 2010. The 2009 gain was primarily due to the repurchase of $44.5 million of the trust preferred securities issued by Boston Private Capital Trust I. The Company used available cash received from certain of its divestiture transactions to repurchase the Boston Private Capital Trust I securities in 2009. The Company also repurchased the remaining $52.4 million of its Contingent Convertible Senior Notes due 2027 in 2009. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Junior Subordinated Debentures” for further information.
Gain on sale of investments, net for 2011 and 2010 was $0.8 million and $3.7 million, respectively. The gains were primarily the result of changes in interest rates since the investments were purchased. The Bank's investment portfolio, comprised of mainly fixed rate investments, generally increases in fair value when interest rates decline. As a result of monitoring its investment portfolio, including liquidity and reinvestment risk, the Bank may periodically decide to sell investments which are designated as available for sale.

Gain/ (loss) on OREO, net was a gain of $5.4 million in 2011 compared to a net loss of $2.8 million in 2010. The 2011 net gain was due to net gains on sales of OREO properties of $6.5 million, partially offset by $1.1 million in valuation allowances taken on properties in OREO during the year. The Bank was able to sell the majority of the OREO properties at gains compared to the carrying values as a result of the stabilization of real estate values, waiting for buyers at fair value versus selling quickly in a liquidation sale at distressed prices, and in some cases increasing the value of properties by locating tenants for the unleased space. The 2010 net loss was due to $5.0 million in valuation allowances taken on properties in OREO during the year, as the value of these properties continued to decline subsequent to their respective transfers into OREO, partially offset by $2.2 million in gains on sales of OREO properties.
Other income increased 17% in 2011 compared to 2010 after decreasing 28% in 2010 from 2009. Other income in 2011 includes the $0.5 million gain on sale of Coldstream, which the Company sold in January 2011, as well as earnings from the Company's cost method investments. Fluctuations in Other income are also due to the investment gains and losses from the Company's Rabbi Trust. The Company's Rabbi Trust was established to offset the Company's deferred compensation plan liability. The Company's deferred compensation plan enables certain executives to elect to defer a portion of their income. The amounts deferred are excluded from the employee's taxable income and are not deductible by the Company until paid. The employee selects from a limited number of hypothetical mutual funds and the deferred liability is increased or decreased to correspond to the fair value of these underlying hypothetical mutual fund investments. The increase/decrease in value is recognized as compensation expense/benefit. The Rabbi Trust holds similar assets and approximately mirrors the activity in the hypothetical mutual funds. The increase/decrease in the value of the mutual funds in the Rabbi Trust is recognized in other income/loss.
Operating expenses. Total operating expenses increased 1% in 2011 compared to 2010 and increased 6% in 2010 from 2009. The increase in 2011 is primarily attributable to restructuring expense, increased salaries and employee benefits expense, and increased occupancy and equipment expense, partially offset by the decrease in professional services expense, FDIC insurance, and other expenses. The increase in 2010 is primarily attributable to salaries and employee benefits expense, partially offset by a decrease in amortization of intangible assets.
Salaries and employee benefits, the largest component of operating expenses, increased 3% in 2011 compared to 2010 and increased 12% in 2010 from 2009. The increase in 2011 is primarily due to increased variable compensation related to the attainment of performance targets, and increases in equity compensation. The 2010 increase is primarily due to increased fixed compensation, the accrual of certain separation and retirement expenses, and increases in variable and equity compensation.
Occupancy and equipment expense increased 8% in 2011 compared to 2010 and increased 4% in 2010 from 2009. These increases are primarily due to new office locations in New England and increased space in the Bank's San Francisco Bay offices.
Professional services expense decreased 13% in 2011 compared to 2010 and decreased 2% in 2010 from 2009. The 2011 decrease is primarily due to decreases in consulting, recruiting, and legal services for general corporate matters and loan workout. The 2010 decrease is related to lower consulting and recruitment expenses offset by increased audit expenses, while professional fees associated with loan work out services remained high.
The Company had no impairment charges related to goodwill and identifiable intangibles in 2011 or 2010. The 2009 impairment charge of $1.7 million was attributed to the contingent consideration payment made to DTC during the fourth quarter of 2009. Recent declines in AUM at some of the Company's non-banking affiliates and related revenue losses over the recent quarters, if continued, could potentially lead to future impairment. For further details, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 11: Goodwill and Other Intangible Assets” for a detailed discussion of triggering events and valuation techniques surrounding impairments.

Amortization of intangibles decreased 5% in 2011 compared to 2010 and decreased 36% in 2010 compared to 2009. The 2011 decrease is related to certain intangible assets becoming fully amortized in 2010 and 2011 as well as the accelerated amortization method for advisory contract intangibles related to the previous acquisition of investment managers and wealth advisors. The 2010 decrease is related to the accelerated amortization of core deposit intangibles at Charter, which were completely amortized by the end of 2009, as well as the accelerated amortization method for advisory contract intangibles.
Restructuring expenses in 2011 were $8.1 million and related to the Bank merger. These expenses related primarily to severance, legal and other professional fees, consulting, and contract terminations. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 2: Restructuring” for further information.
FDIC insurance decreased 29% in 2011 compared to 2010 after decreasing 12% in 2010 from 2009. The 2011 decrease is primarily due to the consolidation of the Bank charters and the reduction in the FDIC assessment rate, which was effective April 1, 2011. The current FDIC insurance rates depend on a combination of CAMELs component ratings, profitability, credit quality, and the Tier I leverage ratio. The 2010 decrease is primarily related to the 2009 special FDIC assessment, offset by increased deposits and the additional cost for the Bank participating in the TLGP. Participating in the TLGP helped the Bank increase deposits as clients with balances in excess of the FDIC insurance coverage of $250 thousand received 100% FDIC insurance coverage on certain deposit products covered by the TLGP. The Company cannot predict whether there will be future special assessments from the FDIC.
Income Tax Expense. The effective tax rate and expense for 2011, 2010 and 2009 are not consistent primarily due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interest. These factors each have a different impact on the effective tax rate due primarily to the different levels of income or loss before taxes in years 2011, 2010 and 2009. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 18: Income Taxes” for further details.
Discontinued Operations. In 2009, the Company divested its interests in five affiliates—Westfield, Gibraltar, RINET, Sand Hill and BPVI. In 2011, the Company recorded net income from discontinued operations of $6.1 million, compared to 2010 net income of $3.7 million and a net loss of $7.5 million in 2009. The 2011 and 2010 net income primarily related to the revenue sharing agreement with Westfield, which will be in effect through 2017. The increase in net income from discontinued operations from 2010 to 2011 related to the timing of revenue recognition pursuant to the revenue sharing agreement with Westfield, the waiting period for which resulted in only three quarters of revenue recognition in 2010, whereas 2011 benefited from a full year of revenue. The 2009 loss primarily related to the net losses on the sale of the five divested affiliates. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 3: Divestitures and Acquisitions” for further details.

Financial Condition

Condensed Consolidated Balance Sheets and Discussion

	December 31,		Increase/ (decrease)	% Change
	2011	2010
	(In thousands)
Assets:
Total cash and investments	$1,095,197	$1,338,238	$(243,041)	(18)%
Loans held for sale	12,069	9,145	2,924	32%
Total loans	4,650,228	4,480,347	169,881	4%
Less: allowance for loan losses	96,114	98,403	(2,289)	(2)%
Net loans	4,554,114	4,381,944	172,170	4%
Goodwill and intangible assets	145,600	151,212	(5,612)	(4)%
Other assets	241,392	272,362	(30,970)	(11)%
Total assets	$6,048,372	$6,152,901	$(104,529)	(2)%
Liabilities and Equity:
Deposits	$4,530,411	$4,486,726	$43,685	1%
Total borrowings	834,671	1,027,925	(193,254)	(19)%
Other liabilities	95,474	99,774	(4,300)	(4)%
Total liabilities	5,460,556	5,614,425	(153,869)	(3)%
Redeemable noncontrolling interests	21,691	19,598	2,093	11%
Total shareholders’ equity	566,125	518,878	47,247	9%
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,048,372	$6,152,901	$(104,529)	(2)%
Total Assets. Total assets decreased $0.1 billion, or 2%, to $6.0 billion at December 31, 2011 from $6.2 billion at December 31, 2010. This decrease was due to decreases in cash, investments, and borrowings, offset by loan growth and increased deposits.
Cash and Investments. Total cash and investments (consisting of cash and cash equivalents, investment securities, and stock in the FHLB) decreased $243.0 million, or 18%, to $1.1 billion, or 18% of total assets in 2011 from $1.3 billion or 22% of total assets in 2010. The decrease was primarily due to the $290.5 million, or 59%, decrease in cash and cash equivalents, slightly offset by a $49.6 million, or 6% increase in investment securities. The decrease in cash and cash equivalents is the net result in liquidity from short-term fluctuations in deposits, borrowings and loans outstanding. The Bank has a policy on balance sheet liquidity which requires a certain minimum balance be maintained at all times.
The majority of the investments held by the Company are held by the Bank. The Bank's investment policies require management to maintain a portfolio of securities which will provide liquidity necessary to facilitate funding of loans, to cover deposit fluctuations, and to mitigate the Bank's overall balance sheet exposure to interest rate risk, while at the same time achieving a satisfactory return on the funds invested. The securities in which the Bank may invest are subject to regulation and are generally limited to securities that are considered “investment grade.”
Investment maturities, principal payments and sales of the Company's available for sale securities provided $684.0 million of cash proceeds, and $735.3 million was deployed on purchases of new investments. The timing of sales and reinvestments is based on various factors, including management's evaluation of interest rate trends and the Company's liquidity. The sale of investment securities resulted in recognized net gains of $0.8 million for the year ended December 31, 2011. The gains on sales were primarily due to changes in interest rates, and had previously been recorded in unrealized gains within other comprehensive income. The Company's available for sale investment portfolio carried a total of $11.7 million of unrealized gains and $0.6 million of unrealized losses at December 31, 2011, compared to $9.8 million of unrealized gains and $3.8 million of unrealized losses at December 31, 2010. For information regarding the weighted average yield and maturity of investments, see Part II. Item 8. “Financial Statements and Supplementary Data—Note 6: Investment Securities.”

At December 31, 2011 and 2010, the amount of investment securities in an unrealized loss position greater than 12 months as well as the total amount of unrealized losses was not significant and was primarily due to changes in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2011 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2011 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade. The Company has determined that none of its available for sale investments were other-than-temporarily impaired at December 31, 2011. At December 31, 2011, there were no equity or cost method investments, which are included in other assets in the consolidated balance sheets, that were other-than-temporarily impaired. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 6: Investment Securities” for further information.
The following table summarizes the Company's carrying value (fair value) of available for sale investments and carrying value (amortized cost) of held to maturity investments at the dates indicated:

	December 31,
	2011	2010	2009
	(In thousands)
Available for sale:
U.S. government and agencies (2)	$4,903	$81,402	$184,722
Government-sponsored entities	382,208	263,599	188,394
Corporate bonds	4,912	18,816	15,943
Municipal bonds	200,675	194,048	184,544
Mortgage-backed securities (1)	254,344	234,257	311,511
Other	540	3,316	2,918
Total available for sale	$847,582	$795,438	$888,032
Held to maturity:
U.S. government and agencies	$—	$586	$4,001
Government-sponsored entities	—	1,429	—
Other	—	500	500
Total held to maturity	$—	$2,515	$4,501
______________________

(1)	Mortgage-backed securities are guaranteed by Government-sponsored entities or U.S. agencies.

(2)	Includes money market mutual fund that invests in U.S. government securities.
Loans Held for Sale. Loans held for sale increased $2.9 million, or 32%, to $12.1 million in 2011 from $9.1 million in 2010. Factors affecting the balance of loans held for sale include the timing and volume of residential loans originated for sale in the secondary market. The Bank sells the majority of its fixed rate loans in the secondary market to mitigate interest rate risk.
Goodwill and Intangible Assets. Goodwill and intangible assets decreased $5.6 million, or 4%, to $145.6 million in 2011 from $151.2 million in 2010. The decrease was primarily due to intangible amortization of $5.0 million. Goodwill and intangible assets are tested at least annually for impairment. The Company performed its annual testing during the fourth quarter of 2011 and determined that there was no impairment to the Company's goodwill and intangible assets as of December 31, 2011. Recent declines in AUM at some of the Company's non-banking affiliates and related revenue losses could potentially lead to future impairment. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 11: Goodwill and Other Intangible Assets” for further details.
Other. Other assets, consisting of OREO premises and equipment, fees receivable, accrued interest receivable, deferred income taxes, and other assets, decreased $31.0 million, or 11%, to $241.4 million at December 31, 2011 from $272.4 million at December 31, 2010. The decrease is primarily due to the decrease in other assets, deferred income taxes, and in OREO.

OREO decreased $7.8 million, or 61%, to $5.1 million at December 31, 2011 from $12.9 million at December 31, 2010. The decrease is primarily due to sales of OREO properties and valuation allowances, partially offset from new loans transitioning into OREO.
Deferred income taxes decreased $13.9 million, or 17%, to $66.8 million at December 31, 2011 from $80.7 million at December 31, 2010. At December 31, 2011, no valuation allowance on the deferred tax asset was required, other than for capital losses, due primarily to the expectation of future taxable income. See Part II. Item 8. “Financial Statements and Supplementary Data – Note 18: Income Taxes” for further details.
Other assets, which consist primarily of prepaid expenses, investment in partnerships, and other receivables, decreased $12.0 million, or 9%, to $115.1 million at December 31, 2011 from $127.2 million at December 31, 2010. The decrease is primarily due to unrealized losses on derivatives, the settlement of certain receivables, and amortization of the 2009 prepaid FDIC insurance assessment.
Deposits. Total deposits remained relatively flat at $4.5 billion in 2011 and 2010. Deposits are the principal source of the Bank's funds for use in lending, investments, and liquidity. Certificates of deposits represented approximately 20% and 24% of total deposits at December 31, 2011 and 2010, respectively. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 12: Deposits” for further information.
The following table sets forth the average balances and interest rates paid on the Bank's deposits:

	Year Ended December 31, 2011
	Average Balance	Average Rate
	(In thousands)
Noninterest bearing deposits:
Checking accounts	$1,141,563	—%
Interest bearing deposits:
Savings and NOW	517,659	0.27%
Money market	1,898,999	0.55%
Certificates of deposit	1,027,347	1.22%
Total interest bearing deposits	$3,444,005	0.71%
Total deposits	$4,585,568	0.53%
Certificates of deposit in denominations of $100,000 or greater had the following schedule of maturities:

	December 31,
	2011	2010
	(In thousands)
Less than 3 months remaining	$308,430	$369,060
3 to 6 months remaining	167,083	186,132
6 to 12 months remaining	163,911	192,371
More than 12 months remaining	54,955	72,894
Total	$694,379	$820,457
Borrowings. Total borrowings (consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings and junior subordinated debentures) decreased $193.3 million, or 19%, to $0.8 billion, or 14% of assets in 2011 from $1.0 billion or 17% of assets in 2010.

The Bank also obtains funds from the sales of securities to institutional investors and deposit clients under repurchase agreements. Repurchase agreements decreased $127.8 million, or 49%, to $130.8 million or 2% of assets in 2011 from $258.6 million or 4% of assets in 2010. The decrease is primarily due to the large balance at December 31, 2010 when, among its other repurchase relationships, the Bank had one large repurchase agreement for a short period of time which spanned the year end. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 14: Other Short Term Borrowings” for further information.
Junior subordinated debentures decreased $11.6 million, or 6%, to $182.1 million, or 3% of assets, in 2011 from $193.6 million, or 3% of assets, in 2010. The Company repurchased $11.6 million of the trust preferred securities issued by Boston Private Capital Trust I during 2011 using available cash. In conjunction with the repurchase of the Boston Private Capital Trust I securities, the Company realized a pre-tax gain on repurchase of debt of $4.2 million for the year ended December 31, 2011. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 15: Junior Subordinated Debentures” for further information.
FHLB borrowings decreased $53.9 million, or 9%, to $521.8 million, or 9% of assets, in 2011 from $575.7 million, or 9% of assets in 2010. FHLB borrowings are generally used to provide additional funding for loan growth when it is in excess of deposit growth, but can also be used as an additional source of liquidity for the Bank. Given current rates at the FHLB, this source of funds is competitive with rates currently paid on retail certificates of deposit, depending on the term. Also, the Bank does not pay FDIC deposit insurance on FHLB borrowings, which can indirectly add to the cost of funds on deposits. As a result of the Bank merger during 2011, future access to FHLB borrowings is now only available through the FHLB of Boston.
As a member of the FHLB of Boston, the Bank has access to both short and long-term borrowings. As of December 31, 2011, the Bank had $521.8 million of outstanding FHLB borrowings with a weighted average interest rate of 3.03%, compared to $575.7 million of FHLB borrowings outstanding with a weighted average interest rate of 3.19% at December 31, 2010. In addition, the Bank had FHLB borrowings available of $509.5 million. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 13: Federal Home Loan Bank Borrowings” for further information.

Loan Portfolio and Credit Quality
Loans. Total portfolio loans increased $169.9 million, or 4%, to $4.7 billion or 77% of assets in 2011 from $4.5 billion, or 73% of assets in 2010. The 2011 increases in commercial and industrial loans of $29.0 million, or 4%, residential loans of $149.5 million, or 9%, and home equity and other consumer loans of $17.3 million, or 6%, were partially offset by a decrease in commercial real estate loans of $28.9 million, or 2%. In 2011, the Bank's overall loan growth was consistent with prior years. Although growth in the residential portfolio continued, the commercial portfolio was relatively flat. The Bank made a strategic decision in 2011 to re-mix the loan portfolio to a higher percentage of residential loans versus commercial real estate and construction loans as was the case in prior years.
The majority of the Company's loan portfolio is managed by the Bank. In addition, less than 1% of the Company's loans as of December 31, 2011 and December 31, 2010 were extended by and managed by the Holding Company and a non-banking affiliate. Loans managed by the Holding Company and the non-banking affiliate totaled $1.5 million and $1.9 million as of December 31, 2011 and December 31, 2010, respectively. These loans were made at market rates and terms to certain principals of DGHM, DTC, and BOS as of December 31, 2011 and to certain principals of DGHM, DTC, Anchor, and BOS as of December 31, 2010.
The Bank specializes in lending to individuals, real estate investors, and middle market businesses, including corporations, partnerships, associations and nonprofit organizations. Loans made by the Bank to individuals may include residential mortgage loans and mortgage loans on investment or vacation properties, unsecured and secured personal lines of credit, home equity loans, and overdraft protection. Loans made by the Bank to businesses include commercial and mortgage loans, revolving lines of credit, working capital loans, equipment financing, and community lending programs, and, to a limited degree, construction and land loans, however, as noted above, the Bank has generally reduced originating construction and land loans due to the higher risk and lower demand for building in the current economic environment. The types and sizes of loans the Bank originates are limited by regulatory requirements.

The Bank's loans are affected by the economic and real estate environments in which they are located. Generally commercial, construction, and land loans are affected more than residential loans in an economic downturn.
Geographic concentration. The Bank primarily serves clients in the geographic regions of New England, San Francisco Bay, Southern California, and the Pacific Northwest. The following table details the Bank's outstanding loan balance concentrations as of December 31, 2011 based on the four geographic locations primarily served by the Bank's regional offices. Net loans from the Holding Company to certain principals of the Company's affiliates, loans at the Company's non-banking segments, and inter-company loan eliminations are identified as “Other, net.”

	Commercial and Industrial Loans		Commercial Real Estate Loans		Construction and Land Loans		Residential Mortgage Loans		Home Equity, Consumer, and Other Loans
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
New England	$531,632	77%	$643,263	39%	$106,385	69%	$1,247,975	68%	$232,474	73%
San Francisco Bay	72,850	11%	679,995	41%	36,339	24%	322,352	18%	60,708	19%
Southern California	47,593	7%	224,362	13%	5,622	4%	192,708	11%	16,388	5%
Pacific Northwest	35,027	5%	121,600	7%	5,363	3%	60,368	3%	5,755	2%
Other, net	—	—%	—	—%	—	—%	—	—%	1,469	1%
Total	$687,102	100%	$1,669,220	100%	$153,709	100%	$1,823,403	100%	$316,794	100%
Loan Portfolio Composition and Maturity. The following table sets forth the Bank's outstanding loan balances for certain loan categories at the dates indicated and the percent of each category to total Bank loans. The table does not include loans from the Holding Company to certain principals of the Company's subsidiaries or loans at non-banking affiliates.

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Commercial loans (1)	$2,356,322	51%	$2,356,413	53%	$2,213,537	51%	$2,158,052	52%	$1,979,682	51%
Construction and land loans	153,709	3%	150,702	3%	315,661	7%	431,717	11%	594,920	15%
Residential mortgage loans	1,823,403	39%	1,673,934	37%	1,494,703	35%	1,352,881	33%	1,211,861	31%
Home equity, consumer, and other loans	315,325	7%	297,378	7%	280,209	7%	183,794	4%	114,870	3%
Subtotal Bank loans	4,648,759	100%	4,478,427	100%	4,304,110	100%	4,126,444	100%	3,901,333	100%
Less: Allowance for loan losses	96,114		98,403		68,444		64,091		59,933
Net Bank loans	$4,552,645		$4,380,024		$4,235,666		$4,062,353		$3,841,400
________________

(1)	Includes commercial and industrial loans and commercial real estate loans.
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

Residential Mortgage Loans. While the Bank has no minimum size for mortgage loans, it concentrates its origination activities in the “Jumbo” segment of the market. This segment consists of loans secured by single-family and 1-4 unit properties in excess of the amount eligible for purchase by the Federal National Mortgage Association (FNMA), which was $0.4 million at December 31, 2011 for the “General” limit and $0.5 million to $0.6 million for the “High-Cost” limit, depending on which specific geographic region of the Bank's primary market areas the loan was originated. The majority of the Bank's residential mortgage loan portfolio, including jumbo mortgage loans, are ARMs. The ARM loans the Bank originates generally have a fixed interest rate for the first 3 to 7 years and then adjust annually based on an index such as U.S. Treasury yields. ARM loans may negatively impact the Bank's interest income when they reprice if yields on U.S. Treasuries are low as they were in 2011. If rates reset higher, the Bank could see increased delinquencies if clients’ ability to make payments is impacted by the higher payments.

While the majority of the Bank's residential mortgages are originated directly by the Bank, it will occasionally purchase residential mortgages originated elsewhere. Purchasing mortgages is one method the Bank utilizes to manage the risk levels in its loan portfolio and is also utilized to meet the CRA objectives of the Bank. The Bank purchased $0.6 million of residential loans in 2011 and $20.9 million in 2010, based on the loans' fair values at the dates of purchase.
Home Equity, Consumer, and Other Loans. Home equity, consumer, and other loans consist of balances outstanding on second mortgages, home equity lines of credit, consumer loans including personal lines of credit, credit cards and loans arising from overdraft protection extended to individual and business clients. The amount of home equity, consumer, and other loans typically depends on client demand.
Portfolio mix. During 2011, the overall loan growth at the Bank was consistent with prior years. The Bank did have modest growth in residential loans in 2011 as the Bank emphasized growing this segment of the portfolio versus commercial real estate and construction. The Bank's commercial portfolio was relatively flat in 2011. New commercial loan originations were offset with declines from clients paying down principal balances, loan workouts which resulted in payoffs or the property going to OREO, and lower loan demand. The market for high quality commercial loans is very competitive. In certain scenarios, clients were able to obtain lower interest rates from competitors than the Bank was willing to match or beat. The Bank is not willing to lower rates below the point where it would not be profitable to originate the loan based on the risks and alternatives.
The following table discloses the scheduled contractual maturities of loans in the Bank's portfolio at December 31, 2011. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amounts of loans that are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial, Construction and Land Loans (1)		Residential Mortgage Loans		Home Equity, Consumer, and Other Loans		Total Bank Loans
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Amounts due:
One year or less	$434,986	17%	$780	—%	$64,634	20%	$500,400	11%
After one through five years	842,493	34%	6,630	—%	112,569	36%	961,692	21%
Beyond five years	1,232,552	49%	1,815,993	100%	138,122	44%	3,186,667	68%
Total	$2,510,031	100%	$1,823,403	100%	$315,325	100%	$4,648,759	100%
Interest rate terms on amounts due after one year:
Fixed	$974,928	47%	$253,192	14%	$35,030	14%	$1,263,150	30%
Adjustable	1,100,117	53%	1,569,431	86%	215,661	86%	2,885,209	70%
Total	$2,075,045	100%	$1,822,623	100%	$250,691	100%	$4,148,359	100%
________________

(1)	Includes commercial and industrial loans and commercial real estate loans.

Scheduled contractual maturities typically do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due on sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates are substantially higher than rates on existing mortgage loans and decrease when current market rates are substantially lower than rates on existing mortgages (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. In addition, due to the likelihood that the Bank will, consistent with industry practice, “rollover” a significant portion of commercial real estate and commercial loans at or immediately prior to their maturity by renewing credit on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. A portion of such loans also may not be repaid due to the borrowers’ inability to satisfy the contractual obligations of the loan.
The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements. At December 31, 2011, approximately 70% of the Bank's outstanding loans due after one year had interest rates that were either floating or adjustable in nature. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity and Market Risk.”
Allowance for Loan Losses. The following table is an analysis of the Bank's allowances for loan losses for the periods indicated:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Total loans outstanding	$4,650,228	$4,480,347	$4,307,040	$4,129,081	$4,003,291
Average loans outstanding	4,473,645	4,448,109	4,263,775	4,130,381	3,468,772
Allowance for loan losses, beginning of year	$98,403	$68,444	$64,091	$59,933	$33,234
Charged-off loans:
Commercial, construction, and land (1)	(24,308)	(66,017)	(40,596)	(192,259)	(130)
Residential	(1,507)	(571)	(436)	(151)	—
Home equity, consumer, and other	(1,609)	(151)	(902)	(386)	(61)
Total charged-off loans	(27,424)	(66,739)	(41,934)	(192,796)	(191)
Recoveries on loans previously charged off:
Commercial, construction, and land (1)	11,807	9,346	1,248	305	664
Residential mortgage	100	34	69	—	—
Home equity, consumer, and other	68	140	11	6	5
Total recoveries	11,975	9,520	1,328	311	669
Net loans (charged-off)/ recoveries	(15,449)	(57,219)	(40,606)	(192,485)	478
Provision for loan losses	13,160	87,178	44,959	196,643	23,449
Addition due to acquisition	—	—	—	—	2,772
Allowance for loan losses, end of year	$96,114	$98,403	$68,444	$64,091	$59,933
Net loans charged-off/ (recovered) to average loans	0.35%	1.29%	0.95%	4.66%	(0.01)%
Allowance for loan losses to total loans	2.07%	2.20%	1.59%	1.55%	1.50%
Allowance for loan losses to nonaccrual loans (2)	1.41	0.93	0.79	1.74	1.76
________________________

(1)	Includes commercial and industrial loans and commercial real estate loans.

(2)	Excludes loans in the held for sale category that are on nonaccrual status.

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

The following table represents the allocation of the Bank's allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Loan category:
Commercial, construction and land (2)	$82,170	54%	$86,672	56%	$59,263	58%	$47,552	63%	$43,795	66%
Residential	9,286	39%	7,449	37%	5,805	35%	7,780	33%	6,406	31%
Home equity, consumer, and other	2,684	7%	2,110	7%	1,898	7%	1,490	4%	946	3%
Unallocated	1,974		2,172		1,478		7,269		8,786
Total allowance for loan losses	$96,114	100%	$98,403	100%	$68,444	100%	$64,091	100%	$59,933	100%
_________________

(1)	Percent refers to the amount of loans in each category as a percent of total loans.

(2)	Includes commercial and industrial loans and commercial real estate loans.
The allowance for loan losses decreased $2.3 million from $98.4 million at December 31, 2010 to $96.1 million at December 31, 2011. The decreased level of allowance for loan losses, as well as the ratio of the allowance for loan losses to total loans, reflects: the lower level of criticized loans (which have a higher reserve than pass rated loans), recent levels of lower net charge-offs, and the mix of the loan portfolio to lower risk residential loans. The increase in the loan portfolio partially offset the preceding factors.
An analysis of the risk in the loan portfolio as well as management judgment is used to determine the estimated appropriate amount of the allowance for loan losses. The Company's allowance for loan losses is comprised of three primary components (general reserve, allocated reserves on non-impaired special mention and substandard loans, and allocated reserves on impaired loans). In addition, the unallocated portion of the allowance for loan losses, which is not considered a significant component of the overall allowance for loan losses, primarily relates to a general imprecision assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The decrease in the unallocated portion in 2011 from 2010 is consistent with the overall decrease in allowance for loan losses. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 8: Allowance for Loan Losses" for an analysis of the Company's allowance for loan losses.

The following table presents a summary by geography of loans charged-off, net of recoveries, for the periods indicated. The geography assigned to the Private Banking data is based on the location of the lender.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net loans (charged-off)/ recoveries:
New England	$(3,532)	$(3,725)	$(2,495)	$(4,003)	$(51)
San Francisco Bay	(14,979)	(54,858)	(8,387)	(407)	(33)
Southern California	4,066	1,753	(13,017)	(185,904)	575
Pacific Northwest	(1,004)	(389)	(16,707)	(2,171)	(13)
Total net loans (charged-off)/ recoveries	$(15,449)	$(57,219)	$(40,606)	$(192,485)	$478
Nonperforming assets. The Company's nonperforming assets include nonaccrual loans, OREO, and repossessed assets. The following table sets forth information regarding nonaccrual loans (including loans in the held for sale category), OREO, repossessed assets, loans past due 90 days or more but still accruing, delinquent loans 30-89 days past due as to interest or principal held by the Bank, and TDRs at the dates indicated. Reductions in fair values of the collateral for the nonperforming assets, if they are collateral dependent, could result in additional future provision for loan losses depending on the timing and severity of the decline. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans accounted for on a nonaccrual basis	$68,109	$105,465	$86,770	$36,771	$34,115
Loans held for sale accounted for on a nonaccrual basis	—	1,526	3,568	27,219	—
OREO	5,103	12,925	16,600	12,838	711
Repossessed assets	—	—	—	—	475
Total nonperforming assets	$73,212	$119,916	$106,938	$76,828	$35,301
Loans past due 90 days or more, but still accruing	$32	$—	$—	$—	$—
Delinquent loans 30-89 days past due	$26,957	$24,745	$21,194	$18,655	$18,419
Troubled debt restructured loans (1)	$55,262	$20,123	$8,003	$1,400	$—
Nonaccrual loans as a % of total loans (2)	1.46%	2.35%	2.01%	0.89%	0.85%
Nonperforming assets as a % of total assets	1.21%	1.95%	1.77%	1.05%	0.51%
Delinquent loans 30-89 days past due as a % of total loans (3)	0.58%	0.55%	0.49%	0.45%	0.46%
_____________________

(1)	Includes $27.8 million, $16.1 million, and $8.0 million also reported in nonaccrual loans as of December 31, 2011, 2010, and 2009 respectively.

(2)	Excludes loans held for sale on nonaccrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009 and 2008 respectively.

(3)	Excludes loans past due 90 days or more, but still accruing of less $0.1 million as of December 31, 2011.

A rollforward of nonaccrual loans for the years ended December 31, 2011 and 2010 is presented in the table below:

	December 31,
	2011	2010
	(In thousands)
Nonaccrual loans, beginning of year (1)	$105,465	$86,770
Transfers in to nonaccrual status	103,227	183,170
Transfers out to OREO	(11,118)	(19,519)
Transfers in from/ (out to) loans held for sale	526	—
Transfers out to accrual status	(54,584)	(16,388)
Charge-offs	(25,869)	(65,052)
Paid off/ paid down	(49,538)	(63,516)
Nonaccrual loans, end of year (2)	$68,109	$105,465
_____________________

(1)	Does not include the loans in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $1.5 million and $3.6 million at December 31, 2010 and December 31, 2009, respectively.

(2)	Does not include the loan in the Company's non-strategic Southern California loans held for sale portfolio on nonaccrual status of $1.5 million December 31, 2010.

The following tables are a summary of the Private Banking credit quality and concentration data by geography of the lender, based on the location of the lender.

	December 31,
	2011	2010
	(In thousands)
Nonaccrual loans:
New England	$33,411	$25,172
San Francisco Bay	25,598	60,373
Southern California (1)	7,323	9,137
Pacific Northwest	1,777	10,783
Total nonaccrual loans	$68,109	$105,465
Loans 30-89 days past due and accruing:
New England (2)	$9,834	$12,844
San Francisco Bay	11,446	11,219
Southern California	5,677	682
Pacific Northwest	—	—
Total loans 30-89 days past due	$26,957	$24,745
Accruing classified loans: (3)
New England	$23,133	$19,745
San Francisco Bay	57,199	62,518
Southern California	15,723	6,802
Pacific Northwest	2,186	8,373
Total accruing classified loans	$98,241	$97,438
_____________________

(1)	Does not include a loan held for sale on nonaccrual status of $1.5 million as of December 31, 2010. There were no loans held for sale on nonaccrual status as of December 31, 2011.

(2)
In addition to loans 30-89 days past due and accruing, at December 31, 2011, the Company had two loans totaling less than $0.1 million that were more than 90 days past due but still on accrual status. These loans originated in the New England region. There were no loans more than 90 days past due and still on accrual status at December 31, 2010.

(3)
Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Bank may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

The following tables are a summary of the Private Banking credit quality and concentration data by loan type. The loan type assigned to the Private Banking credit quality data is based on the purpose of the loan.

	December 31,
	2011	2010
	(In thousands)
Nonaccrual loans: (1)
Commercial and industrial	$3,759	$8,583
Commercial real estate	38,581	66,518
Construction and land	7,772	15,323
Residential	17,513	14,111
Home equity and other consumer	484	930
Total nonaccrual loans	$68,109	$105,465
Loans 30-89 days past due and accruing: (2)
Commercial and industrial	$1,648	$7,456
Commercial real estate	8,915	10,446
Construction and land	74	—
Residential	14,407	6,553
Home equity and other consumer	1,913	290
Total loans 30-89 days past due	$26,957	$24,745
Accruing classified loans: (3)
Commercial and industrial	$22,249	$18,502
Commercial real estate	63,105	75,281
Construction and land	3,754	2,240
Residential	7,255	971
Home equity and other consumer	1,878	444
Total accruing classified loans	$98,241	$97,438
_____________________

(1)	Does not include a loan held for sale on nonaccrual status of $1.5 million as of December 31, 2010. There were no loans held for sale on nonaccrual status as of December 31, 2011.

(2)
In addition to loans 30-89 days past due and accruing, at December 31, 2011, the Company had two loans totaling less than $0.1 million that were more than 90 days past due but still on accrual status. There were no loans more than 90 days past due and still on accrual status at December 31, 2010.

(3)
Accruing classified loans include loans that are classified as substandard but are still accruing interest income. The Bank may classify a loan as substandard where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are generally included within the balance of nonaccrual loans. Impaired loans totaled $89.8 million as of December 31, 2011 as compared to $104.7 million at December 31, 2010.

In certain instances, although very infrequent, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was an immaterial amount of loans 90 days or more past due, but still accruing, as of December 31, 2011 and no loans 90 days or more past due, but still accruing, as of December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For TDRs, a return to accrual status requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The Company may, under certain circumstances, restructure loans as a concession to borrowers who are experiencing financial difficulty. TDRs are included in impaired loans. These TDRs typically result from the Company's loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and principal forgiveness. TDRs totaled $55.3 million and $20.1 million as of December 31, 2011 and 2010, respectively. Of the $55.3 million in TDR loans at December 31, 2011, $27.4 million were on accrual status. Of the $20.1 million in TDR loans at December 31, 2010, $4.0 million were on accrual status. At December 31, 2011, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring and no commitments to such debtors at December 31, 2010.
Interest income recorded on nonaccrual loans and accruing TDRs and interest income that would have been recorded if the nonaccrual loans and accruing TDRs had been performing in accordance with their original terms for the full year or, if originated during the year, since origination are presented in the table below.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans accounted for on a nonaccrual basis (1)	$68,109	$106,991	$90,338	$63,990	$34,115
Interest income recorded during the year on these loans (2)	1,576	3,951	3,200	6,130	1,435
Interest income that would have been recorded on these nonaccrual loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year	5,437	9,187	9,011	10,165	3,399
Accruing troubled debt restructured loans	27,433	3,983	1,905	—	—
Interest income recorded during the year on these accruing TDR loans (3)	1,222	nm	nm	—	—
Interest income that would have been recorded on these accruing TDR loans during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year or since origination, if held for part of the year (3)	1,983	nm	nm	—	—
___________

(1)	Includes loans held for sale on nonaccrual status of $1.5 million, $3.6 million, and $27.2 million as of December 31, 2010, 2009 and 2008 respectively.

(2)
Represents interest income recorded while loans were in a performing status, prior to being placed on nonaccrual status and any interest income recorded on a cash basis while the loan was on nonaccrual status.

(3)
Interest income on accruing TDRs was not material (nm) for the periods ended 2010 and 2009. Interest income that would have been recorded on accruing TDRs during the year if the loans had been performing in accordance with their original terms and had been outstanding for the full year, or since origination if held for part of the year, was not material for the years ended 2010 and 2009.

The Bank continues to evaluate the underlying collateral of each nonperforming loan and pursue the collection of interest and principal. Where appropriate, the Bank obtains updated appraisals on the collateral. Please refer to Part II. Item 8. “Financial Statements and Supplementary Data—Note 7: Loans Receivable” for further information on nonperforming loans.

Delinquencies. Loans 30-89 days past due increased 9% from year end 2010. The increase in loan delinquencies is primarily due to an increase in residential loan delinquencies which increased by $7.8 million to $14.4 million as of December 31, 2011 from $6.6 million as of December 31, 2010. Of these residential loans, $9.0 million were exactly 30 days past due as of December 31, 2011. The Company believes the increase in residential 30-89 day past due loans was due, in part, to the 31st day of December falling on a Saturday in 2011 versus a Friday in 2010. The Company believes these loans are generally adequately secured and the payment performance of these borrowers varies from month to month. Further deterioration in the real estate market where the collateral is located or the local economy could lead to these delinquent loans going to nonaccrual status and/or being downgraded with respect to the loan grades. Downgrades would generally result in additional provisions for loan losses.
Potential Problem Loans. The Company classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing loans that were less than 90 days past due, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the disclosure of nonaccrual loans above. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be restructured, or require increased allowance coverage and provision for loan losses. The Company has identified approximately $98.2 million in potential problem loans at December 31, 2011, as compared to $97.4 million at December 31, 2010. These are shown as accruing classified loans in the preceding tables.

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
At December 31, 2011, the Company's cash and cash equivalents amounted to $203.9 million. The Holding Company's cash and cash equivalents amounted to $96.9 million. Management believes that the Company and the Holding Company have adequate liquidity to meet their commitments for the foreseeable future.
Management is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. At December 31, 2011, consolidated cash and cash equivalents and securities available for sale, less securities pledged, amounted to $855.3 million, or 14% of total assets, as compared to $859.3 million, or 14% of total assets, at December 31, 2010. In addition, the Company has access to available borrowings through the FHLB totaling $509.5 million as of December 31, 2011. Combined, this liquidity totals $1.4 billion, or 23% of assets and 30% of total deposits as of December 31, 2011.
Holding Company Liquidity. The Company and some of the Company's majority-owned affiliates hold put and call options that would require the Company to purchase (and the majority-owned affiliates to sell) the remaining noncontrolling interests in these companies at the then fair value generally as determined by the respective agreements. At December 31, 2011, the estimated maximum redemption value for these affiliates related to put options was approximately $21.7 million, all of which could be redeemed within the next 12 months, under certain circumstances, and is classified in the consolidated balance sheets as redeemable noncontrolling interests. These put and call options are discussed in detail in Part II. Item 8. “Financial Statements and Supplementary Data – Note 16: Noncontrolling Interests.”

The Holding Company's primary sources of funds are dividends from its affiliates, access to the capital and debt markets, and private equity investments. The Holding Company recognized $6.1 million in net income from discontinued operations during the year ended December 31, 2011. The majority of this amount related to a revenue sharing agreement with Westfield. Additionally, the Holding Company may receive additional contingent consideration in future years. However, other than the revenue sharing agreement with Westfield, divestitures are not ongoing sources of funds for the Holding Company. Dividends from the Bank are limited by various regulatory requirements relating to capital adequacy and retained earnings. See Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholders Matters, and Issuers Purchases of Equity Securities.”
Although not a significant source of liquidity to the Holding Company, the Bank has paid dividends to the Holding Company depending on its profitability and asset growth. If regulatory agencies were to require banks to increase their capital ratios, or impose other restrictions, it may limit the ability of the Bank to pay dividends to the Holding Company and/or limit the amount the Bank could grow.
Although the Bank is currently above current regulatory requirements for capital, the Holding Company could downstream additional capital to increase the rate the Bank could grow. Depending upon the amount of capital, the approval of the Company's board of directors may be required prior to the payment, if any.
The Company is required to pay interest quarterly on its junior subordinated debentures. Since 2010, the Company has been a party to an interest rate swap to hedge a portion of the cash flow associated with a junior subordinated debenture which converted from a fixed rate to a floating rate on December 30, 2010. The estimated cash outlay in 2012 for the interest payments, including the effect of the cash flow hedge, is approximately $7.0 million based on the debt outstanding at December 31, 2011 and estimated LIBOR.
The Company presently plans to pay cash dividends on its common stock on a quarterly basis dependent upon a number of factors such as profitability, Holding Company liquidity, and the Company's capital levels. However, the ultimate declaration of dividends by the board of directors of the Company will depend on a review of such issues including recent financial trends and internal forecasts, regulatory limitations, alternative uses of capital deployment, and general economic conditions. Based on the current dividend rate and estimated shares outstanding, the Company estimates the amount to be paid out in 2012 for dividends to common shareholders will be approximately $3.1 million. Based on the Company's preferred stock outstanding and the dividend rate, the Company expects to pay $0.3 million in cash dividends on preferred stock in 2012. The estimated dividend payments in 2012 could increase or decrease if the Company's board of directors voted to increase or decrease, respectively, the current dividend rate.
Bank Liquidity. The Bank has established various borrowing arrangements to provide additional sources of liquidity and funding. Management believes that the Bank currently has adequate liquidity available to respond to current demands. The Bank is a member of the FHLB of Boston, and as such, has access to short and long-term borrowings from that institution. The FHLB can change the advance amounts that banks can utilize based on a bank's current financial condition as obtained from publicly available data such as FDIC Call Reports. Decreases in the amount of FHLB borrowings available to the Bank would lower its liquidity and possibly limit the Bank's ability to grow in the short term. Management believes that the Bank has adequate liquidity to meet its commitments for the foreseeable future.
In addition to the above liquidity, the Bank has access to the Federal Reserve discount window facility, which can provide short-term liquidity as “lender of last resort,” brokered certificates of deposit, and federal funds lines. The use of non-core funding sources, including brokered deposits and borrowings, by the Bank may be limited by regulatory agencies. Generally, the regulatory agencies prefer that banks rely on core-funding sources for liquidity.
From time to time the Bank purchases federal funds from the FHLB and other banking institutions to supplement its liquidity position. The Bank had unused federal fund lines of credit totaling $211.0 million with correspondent institutions to provide it with immediate access to overnight borrowings. At both December 31, 2011 and 2010, the Bank had no outstanding borrowings under these federal funds lines.

The Bank has also negotiated brokered deposit agreements with several institutions that have nationwide distribution capabilities. At December 31, 2011, the Bank had $73.9 million of brokered deposits (net of premiums paid) outstanding under these agreements, compared to $255.1 million at December 31, 2010.
If the Bank was no longer able to utilize the FHLB for borrowing, collateral currently used for FHLB borrowings could be transferred to other facilities such as the Federal Reserve's discount window. In addition, the Bank could increase its usage of brokered certificates of deposit. Other borrowing arrangements may have higher rates than the FHLB would typically charge.

Consolidated cash flow comparison for the years ended December 31, 2011 and 2010
Net cash provided by operating activities of continuing operations totaled $79.8 million and $72.2 million for the years ended December 31, 2011 and 2010, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations increased $7.6 million from 2010 to 2011 due primarily to a lower amount of loans originated for sale in 2011 than in 2010, the 2011 net income, and the increase in deferred income tax expense. These increases were partially offset by the lower provision for loan losses in 2011 (a non-cash reduction of net income), a lower amount of proceeds from sale of loans held for sale, and the 2011 gain on repurchase of debt (a non-cash component of revenue).
Net cash used in investing activities of continuing operations totaled $226.2 million and $172.4 million for the years ended December 31, 2011 and 2010, respectively. Investing activities of the Company include certain loan activities, investment activities and capital expenditures. Cash used in investing activities of continuing operations increased $53.8 million from 2010 to 2011 and was due primarily to a decrease in cash received from sales, maturities, redemptions, and principal payments on the Company's investment securities, net of cash used to purchase investments; the 2010 sale of portfolio loans; and a decrease in cash used in the Bank's other lending activities. These decreases were partially offset by the 2010 cash used for the repurchase of the remaining 19% interest in KLS.
Net cash used in financing activities of continuing operations totaled $150.3 million for the year ended December 31, 2011, compared to net cash provided by financing activities of $143.5 million for the same period in 2010. Cash provided by financing activities of continuing operations decreased $293.7 million from 2010 to 2011. The 2011 net use of cash in financing activities related to the net repayment of borrowed funds in the form of repurchase agreements, FHLB borrowings, and junior subordinated debt. This contrasts with net cash provided by these funding sources in 2010. Also contributing to the decrease in cash provided by financing activities was the significantly lower amount of cash provided by deposits in 2011 than in 2010. These changes were partially offset by the 2010 repurchase of the Series C Preferred stock and the related decrease in dividends paid to preferred shareholders from 2010 to 2011.
Net cash provided by operating activities of discontinued operations totaled $6.1 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively. The increase is due to the Company recognizing a full year benefit from the Westfield revenue sharing agreement in 2011 versus a partial year recognition in 2010. There was no cash effect from discontinued operations on investing or financing activities for the years ended December 31, 2011 or 2010.

Consolidated cash flow comparison for the years ended December 31, 2010 and 2009
Net cash provided by operating activities of continuing operations totaled $72.2 million and $133.8 million for the years ended December 31, 2010 and 2009, respectively. Cash flows from operating activities of continuing operations are generally the cash effects of transactions and other events that enter into the determination of net income of continuing operations. Cash provided by operating activities of continuing operations decreased $61.6 million from 2009 to 2010 due primarily to the 2010 net loss and the increase in deferred income tax benefit, offset by the additional provision for loan losses in 2010 (a non-cash reduction of net income) and the 2009 gain on repurchase of debt.

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

Capital Resources
Total shareholders’ equity at December 31, 2011 was $566.1 million, compared to $518.9 million at December 31, 2010, an increase of $47.2 million, or 9%. The increase in shareholders' equity was primarily the result of the 2011 net income, the final deferred acquisition payment made in 2011 to Anchor's minority shareholders pursuant to the terms of the original Anchor acquisition agreement, stock compensation and increases in unrealized gains on securities available for sale, partially offset by dividends paid and additional tax effects related to stock compensation awards.
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
To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the regulatory capital and capital ratios table. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 24: Regulatory Matters” for further detail, including the regulatory capital and capital ratios table. In addition, the Company and the Bank cannot be subject to any written agreement, order or capital directive or prompt corrective action to be considered "well capitalized." Both the Company and the Bank maintain capital at levels that would be considered "well capitalized" as of December 31, 2011 under the applicable regulations.

Contractual Obligations
The schedules below present a detail of the maturities of the Company's contractual obligations and commitments as of December 31, 2011. See Part II. Item 8. "Financial Statements and Supplementary Data—Notes 13 through 15" for terms of borrowing arrangements and interest rates.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Federal Home Loan Bank Borrowings	$521,827	$125,977	$121,519	$187,252	$87,079
Securities sold under agreements to repurchase	130,791	77,791	38,000	15,000	—
Junior subordinated debentures	182,053	—	—	—	182,053
Operating lease obligations	72,663	12,937	22,479	13,710	23,537
Deferred compensation and benefits (1)	21,362	5,281	1,930	3,086	11,065
Data processing	10,054	2,483	2,688	2,520	2,363
Bonus and commissions	3,379	3,312	67	—	—
Severance accrual	2,658	2,658	—	—	—
Other long-term obligations	23,289	16,176	1,499	1,316	4,298
Total contractual obligations at December 31, 2011	$968,076	$246,615	$188,182	$222,884	$310,395

(1)	Includes supplemental executive retirement plan, deferred compensation plan, salary continuation plans, long term incentive plan, and split dollar life insurance.
The amounts below related to commitments to originate loans, unused lines of credit, and standby letters of credit are at the discretion of the client and may never actually be drawn upon. The contractual amount of the Company's financial instruments with off-balance sheet risk are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Unadvanced portion of loans, unused lines of credit, and commitments to originate loans	$1,085,653	$511,071	$332,159	$46,045	$196,378
Standby letters of credit	18,426	17,874	552	—	—
Forward commitments to sell loans	44,868	44,868	—	—	—
Total commitments at December 31, 2011	$1,148,947	$573,813	$332,711	$46,045	$196,378

Off-Balance Sheet Arrangements
The Company and its affiliates own equity interests in certain limited partnerships and limited liability companies. Most of these are investment vehicles that are managed by the Company's investment adviser affiliates. The Company accounts for these investments under the equity method of accounting so the total amount of assets and liabilities of the investment partnerships are not included in the consolidated financial statements of the Company.

Impact of Accounting Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, evaluation of potential impairment of goodwill and other intangibles, and income tax estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued new guidance, Accounting Standards Updates ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
On July 1, 2011 the Company adopted, retroactive to January 1, 2011, ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies guidance related to whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. There was no material change to the amount of TDRs or to the related allowance for loan losses as a result of this new ASU.

In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company did not elect to early adopt ASU 2011-08 and does not expect this ASU to have a material effect on its consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
The Company considers interest rate risk to be a significant market risk for the Bank. Interest rate risk is the exposure to adverse changes in the net income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is related to the effective management of interest rate sensitive assets and liabilities due to changes in interest rates, and on the degree of fluctuation of investment management fee income due to movements in the bond and equity markets.
Fee income from investment management and trust services is not directly dependent on market interest rates and may provide the Company a relatively stable source of income in varying market interest rate environments. However, this fee income is generally based upon the value of AUM and, therefore, can be significantly affected by changes in the values of equities and bonds. Furthermore, performance fees and partnership income earned by some of the Company's affiliates, as managers of limited partnerships, are directly dependent upon short-term investment performance that can fluctuate significantly with changes in the capital markets. The Company does not have any trading operations for its own account.
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
The principal objective of the Bank's asset and liability management is to maximize profit potential while minimizing the vulnerability of its operations to changes in interest rates by means of managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank's actions in this regard are taken under the guidance of its Asset/Liability Committee (“ALCO”), which is composed of members of the Bank's senior management. This committee is actively involved in formulating the economic assumptions that the Bank uses in its financial planning and budgeting process and establishes policies which control and monitor the sources, uses and pricing of funds. The Bank may utilize hedging techniques to reduce interest rate risk. See Part II. Item 8. “Financial Statements and Supplementary Data—Note 9: Derivatives” for additional information.

The ALCO uses both interest rate "gap" sensitivity and interest income simulation analysis to measure inherent risk in the Bank's balance sheet at a specific point in time. The simulations look forward at one and two year increments with gradual and sustained changes in interest rates of up to 200 basis points, and take into account the repricing, maturity and prepayment characteristics of individual products and investments. The simulation results are reviewed to determine whether the exposure of net interest income to interest rate changes is within the following guidelines: (i) projected net interest income during the first 12 months of the simulation will not be reduced by more than 8%, and (ii) projected net interest income during the first 24 months of the simulation will not be reduced by more than 15%. These guidelines are set and monitored at both the ALCO and Board levels. The Bank was in compliance with its applicable guidelines at all times during the year. The ALCO reviews the results with regard to the established tolerance levels and recommends appropriate strategies to manage this exposure.
Generally, the Bank holds variable rate mortgage loans. When possible the Bank makes use of the secondary mortgage loan market to sell fixed rate mortgages to investors. This provides fee income and reduces interest rate risk. As a hedge against rising interest rates, the Bank may utilize fixed rate borrowings.
As of December 31, 2011, the net interest income simulation indicated that the Company's exposure to changing interest rates was within the established tolerance levels described above. While the ALCO reviews simulation assumptions to ensure that they reflect historical experience, it should be noted that income simulation may not always prove to be an accurate indicator of interest rate risk because the actual repricing, maturity, and prepayment characteristics of individual products may differ from the estimates used in the simulations. The following table presents the impact of interest rate changes on pro forma net interest income for the Company over a 12 month period:

	Twelve months beginning 1/1/2012
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(5,866)	(3.23)%
Down 100 basis points	$(182)	(0.10)%
	Twelve months beginning 1/1/2011
	Dollar Change	Percent Change
	(In thousands)
Up 200 basis points	$(1,665)	(0.88)%
Down 100 basis points	$649	0.34%
Model Methodologies

•
The base model is built as a static balance sheet simulation. Growth and/or contraction are not incorporated into the base model to avoid masking of the inherent interest rate risk in the balance sheet as it stands at a point in time, however, balance sheet adjustments may be incorporated into the model to reflect anticipated changes in certain balance sheet categories.

•
The model utilizes the FHLB, LIBOR, and Treasury yield curves in effect as of December 31, 2011. Other market rates used in this analysis include the Prime rate, which was 3.25%, and federal funds rate, which ranged from 0.00% to 0.25%, respectively, at December 31, 2011. All interest rate changes are assumed to occur in the first 12 months and remain flat thereafter. Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates (LIBOR, FHLB, brokered CD) are floored at 0.25% to reflect credit spreads. All points on the treasury yield curve increase/decrease congruently.

•
Short-term interest rates (e.g., Prime and federal funds) are assumed to drive non-maturity deposit (savings, NOW and money market accounts) pricing. Term deposit (CD, IRA) pricing changes are reflective of changes in the LIBOR swap and/or FHLB yield curves. For rising and falling rate environments, prepayment speeds accelerate/decelerate over a 12 month period and remain flat thereafter.

The Bank also uses interest rate sensitivity "gap" analysis to provide a general overview of its interest rate risk profile. The effect of interest rate changes on the assets and liabilities of a financial institution may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.
The Bank has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets when such investment, in management's opinion, exposed the Bank to undue interest rate risk. At December 31, 2011, the Company's overall balance sheet in the short-term was, in theory, liability sensitive. The actual ability to reprice certain interest-bearing liabilities depends on other factors in addition to the movement of interest rates. These factors include competitor's pricing, the current rate paid on interest-bearing liabilities, and alternative products offered in the financial market place. The Bank does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree when management considers such a mismatch both appropriate and prudent. There are a number of relevant time periods in which to measure the gap position, such as at the 30, 60, 90, or 180 day points in the maturity schedule. Management monitors the Bank's gap position at each of these maturity points, and also tends to focus closely on the gap at the one-year point in making funding decisions. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the repricing schedule. These assumptions are inherently uncertain and, as a result, the repricing schedule cannot precisely measure net interest income or predict the impact of fluctuations in interest rates on net interest income.
The repricing schedule for the Company's interest-earning assets and interest-bearing liabilities is measured on a cumulative basis. The simulation analysis is based on expected cash flows and repricing characteristics, and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment speeds of certain assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2011:

	Within Three Months	Over Three to Six Months	Over Six to Twelve Months	Over One Year to Five Years	Over Five Years	Total
	(In thousands)
Interest-earning assets (1):
Interest bearing cash	$129,807	$—	$—	$—	$—	$129,807
Investment securities	119,398	100,884	200,771	365,857	60,672	847,582
FHLB stock	43,714	—	—	—	—	43,714
Loans held for sale (2)	12,069	—	—	—	—	12,069
Loans—Fixed rate	74,715	69,283	125,776	762,127	545,852	1,577,753
Loans—Variable rate	1,074,008	283,444	234,342	1,315,873	164,808	3,072,475
Total interest-earning assets	$1,453,711	$453,611	$560,889	$2,443,857	$771,332	$5,683,400
Interest-bearing liabilities (3):
Savings and NOW accounts (4)	$525,609	$—	$—	$—	$—	$525,609
Money market accounts (4)	1,966,073	—	—	—	—	1,966,073
Certificates of deposit under $100,000	69,295	52,139	45,808	51,038	8,720	227,000
Certificates of deposit $100,000 or more	308,430	167,083	163,911	47,403	7,552	694,379
Securities sold under agreements to repurchase	77,791	—	—	53,000	—	130,791
FHLB borrowings	60,560	22,101	86,230	267,183	85,753	521,827
Junior subordinated debentures (5)	54,898	—	—	75,000	52,155	182,053
Total interest-bearing liabilities	$3,062,656	$241,323	$295,949	$493,624	$154,180	$4,247,732
Net interest sensitivity gap during the period	$(1,608,945)	$212,288	$264,940	$1,950,233	$617,152	$1,435,668
Cumulative gap	$(1,608,945)	$(1,396,657)	$(1,131,717)	$818,516	$1,435,668
Interest-sensitive assets as a percent of interest-sensitive liabilities (cumulative)	47.47%	57.73%	68.56%	120.00%	133.80%
Cumulative gap as a percent of total assets	(26.60)%	(23.09)%	(18.71)%	13.53%	23.74%
_____________

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to mature or have contractual returns of principal. Prepayments of principal based upon standard estimated prepayment speeds are also included in each time period.

(2)	Loans held for sale are typically sold within three months of origination.

(3)	Does not include $1,117.4 million of demand accounts because they are non-interest bearing.

(4)	While savings, NOW and money market accounts can be withdrawn any time, management believes they have characteristics that make their effective maturity longer.

(5)	Includes the economic effect of hedges.
The preceding table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of various assets and liabilities is discretionary and is subject to competitive and other factors. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share and per share data)
Assets:
Cash and cash equivalents	$203,901	$494,439
Investment securities:
Available for sale (amortized cost of $836,426 and $789,471 at December 31, 2011 and 2010, respectively)	847,582	795,438
Held to maturity (fair value of $0 and $2,497 at December 31, 2011 and 2010, respectively)	—	2,515
Total investment securities	847,582	797,953
Loans held for sale	12,069	9,145
Total loans	4,650,228	4,480,347
Less: Allowance for loan losses	96,114	98,403
Net loans	4,554,114	4,381,944
Other real estate owned (“OREO”)	5,103	12,925
Stock in Federal Home Loan Banks	43,714	45,846
Premises and equipment, net	29,353	26,642
Goodwill	115,038	115,051
Intangible assets, net	30,562	36,161
Fees receivable	8,147	8,213
Accrued interest receivable	16,875	16,707
Deferred income taxes, net	66,769	80,718
Other assets	115,145	127,157
Total assets	$6,048,372	$6,152,901
Liabilities:
Deposits	$4,530,411	$4,486,726
Securities sold under agreements to repurchase	130,791	258,598
Federal Home Loan Bank borrowings	521,827	575,682
Junior subordinated debentures	182,053	193,645
Other liabilities	95,474	99,774
Total liabilities	5,460,556	5,614,425
Redeemable Noncontrolling Interests	21,691	19,598
Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized: 2,000,000 shares;
Series B, issued and outstanding (contingently convertible): 401 shares at December 31, 2011 and 2010; liquidation value: $100,000 per share	58,089	58,089
Common stock, $1.00 par value; authorized: 170,000,000 shares; issued and outstanding: 78,023,317 shares at December 31, 2011 and 76,307,329 shares at December 31, 2010	78,023	76,307
Additional paid-in capital	656,436	652,288
Accumulated deficit	(230,017)	(269,154)
Accumulated other comprehensive income	3,594	1,348
Total shareholders’ equity	566,125	518,878
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$6,048,372	$6,152,901

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$211,997	$229,281	$232,017
Taxable investment securities	5,593	6,123	6,566
Non-taxable investment securities	3,768	5,134	6,041
Mortgage-backed securities	7,297	8,086	13,487
Federal funds sold and other	1,077	1,313	1,203
Total interest and dividend income	229,732	249,937	259,314
Interest expense:
Deposits	24,479	36,770	58,872
Federal Home Loan Bank borrowings	16,915	20,125	25,324
Junior subordinated debentures and other long-term debt	7,434	10,028	12,324
Repurchase agreements and other short-term borrowings	1,960	2,289	3,309
Total interest expense	50,788	69,212	99,829
Net interest income	178,944	180,725	159,485
Provision for loan losses	13,160	87,178	44,959
Net interest income/(loss) after provision for loan losses	165,784	93,547	114,526
Fees and other income:
Investment management and trust fees	63,356	60,198	54,697
Wealth advisory fees	41,082	37,874	34,834
Other banking fee income	5,038	5,401	4,954
Gain on repurchase of debt	4,230	—	18,739
Gain on sale of investments, net	798	3,653	5,803
Gain on sale of loans, net	2,489	5,249	5,467
Gain/(loss) on OREO, net	5,372	(2,839)	(1,165)
Other	2,605	2,236	3,120
Total fees and other income	124,970	111,772	126,449
Operating expense:
Salaries and employee benefits	147,311	143,248	127,707
Occupancy and equipment	30,078	27,773	26,818
Professional services	16,932	19,495	19,841
Marketing and business development	6,922	7,312	6,462
Contract services and data processing	5,293	5,398	5,271
Amortization of intangibles	5,014	5,264	8,289
Impairment of goodwill and intangibles	—	—	1,699
FDIC insurance	6,139	8,603	9,746
Restructuring expense	8,055	—	—
Other	14,389	19,762	17,125
(Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Total operating expense	240,133	236,855	222,958
Income/(loss) before income taxes	50,621	(31,536)	18,017
Income tax expense/(benefit)	14,367	(19,451)	1,632
Net income/(loss) from continuing operations	36,254	(12,085)	16,385
Net income/(loss) from discontinued operations	6,099	3,729	(7,505)
Net income/(loss) before attribution to noncontrolling interests	42,353	(8,356)	8,880
Less: Net income/ (loss) attributable to noncontrolling interests	3,216	2,614	3,649
Net income/(loss) attributable to the Company	$39,137	$(10,970)	$5,231
Adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders	(805)	(9,766)	(40,231)
Net income/ (loss) attributable to common shareholders for basic earnings/ (loss) per share calculation	$38,332	$(20,736)	$(35,000)
Basic earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.43	$(0.34)	$(0.41)
From discontinued operations:	$0.08	$0.05	$(0.11)
Total attributable to common shareholders:	$0.51	$(0.29)	$(0.52)
Weighted average basic common shares outstanding	75,169,611	71,321,162	66,696,977
Diluted earnings/ (loss) per share attributable to common shareholders:
From continuing operations:	$0.39	$(0.34)	$(0.41)
From discontinued operations:	$0.07	$0.05	$(0.11)
Total attributable to common shareholders:	$0.46	$(0.29)	$(0.52)
Weighted average diluted common shares outstanding	83,451,422	71,321,162	66,696,977
See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2008	$63,874	$178,345	$654,903	$(263,417)	$11,471	$3,500	$648,676
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	5,231	—	—	5,231
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(1,785)	—	(1,785)
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(1,283)	—	(1,283)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	(831)	—	(831)
Total comprehensive income/ (loss) attributable to the Company, net							1,332
Dividends paid to common shareholders: $0.04 per share	—	—	(2,688)	—	—	—	(2,688)
Dividends paid to preferred shareholders	—	—	(7,862)	—	—	—	(7,862)
Net proceeds from issuance of:
4,015,744 shares of common stock	4,016	—	7,378	—	—	—	11,394
697,327 shares through incentive stock grants, net of cancellations and forfeitures	697	—	(697)	—	—	—	—
Accretion of the Beneficial Conversion Feature on Series B Preferred stock	—	24,428	(24,428)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	1,438	(1,438)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,943	—	—	—	6,943
Stock options exercised	79	—	262	—	—	—	341
Other equity adjustments	—	(110)	(3,372)	—	—	(3,500)	(6,982)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2009	$68,666	$204,101	$629,001	$(258,186)	$7,572	$—	$651,154
Comprehensive Income/ (Loss):
Net income/ (loss) attributable to the Company	—	—	—	(10,970)	—	—	(10,970)
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	(3,207)	—	(3,207)
Change in unrealized gain/ (loss) on cash flow hedge, net	—	—	—	—	(3,021)	—	(3,021)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	4	—	4
Total comprehensive income/ (loss) attributable to the Company, net							(17,194)
Dividends paid to common shareholders: $0.04 per share	—	—	(2,900)	—	—	—	(2,900)
Dividends paid to preferred shareholders	—	—	(3,099)	—	—	—	(3,099)
Net proceeds from issuance of:
692,569 shares of common stock	693	—	3,684	—	—	—	4,377
4,715,000 shares of common stock in June 2010 public offering	4,715	—	22,021	—	—	—	26,736
1,084,450 shares of common stock in June 2010 private placement	1,084	—	5,183	—	—	—	6,267
1,050,922 shares through incentive stock grants, net of cancellations and forfeitures	1,051	—	(1,051)	—	—	—	—
Accretion of discount on Series C Preferred stock	—	7,988	(7,988)	—	—	—	—
Repurchase of 154,000 shares of Series C Preferred stock	—	(154,000)	—	—	—	—	(154,000)
Amortization of stock compensation and employee stock purchase plan	—	—	5,528	—	—	—	5,528
Stock options exercised	98	—	376	—	—	—	474
Tax deficiency from certain stock compensation awards	—	—	(1,613)	—	—	—	(1,613)
Other equity adjustments	—	—	3,146	2	—	—	3,148
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$—	$518,878
(Continued)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Noncontrolling Interests	Total
	(In thousands, except share data)
Balance at December 31, 2010	$76,307	$58,089	$652,288	$(269,154)	$1,348	$—	$518,878
Comprehensive Income/ (Loss):
Net income/(loss) attributable to the Company	—	—	—	39,137	—	—	39,137
Other comprehensive income/ (loss), net:
Change in unrealized gain/ (loss) on securities available for sale, net	—	—	—	—	3,236	—	3,236
Change in unrealized gain/ (loss) on cash flow hedges, net	—	—	—	—	(1,735)	—	(1,735)
Change in unrealized gain/ (loss) on other, net	—	—	—	—	745	—	745
Total comprehensive income/ (loss) attributable to the Company, net							41,383
Dividends paid to common shareholders: $0.04 per share	—	—	(3,089)	—	—	—	(3,089)
Dividends paid to preferred shareholder	—	—	(290)	—	—	—	(290)
Net proceeds from issuance of:
828,061 shares of common stock	828	—	4,706	—	—	—	5,534
847,532 shares of incentive stock grants, net of cancellations and forfeitures	848	—	(848)	—	—	—	—
Amortization of stock compensation and employee stock purchase plan	—	—	6,867	—	—	—	6,867
Stock options exercised	40	—	165	—	—	—	205
Tax deficiency from certain stock compensation awards	—	—	(1,706)	—	—	—	(1,706)
Other equity adjustments	—	—	(1,657)	—	—	—	(1,657)
Balance at December 31, 2011	$78,023	$58,089	$656,436	$(230,017)	$3,594	$—	$566,125

 See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$39,137	$(10,970)	$5,231
Adjustments to arrive at net income/(loss) from continuing operations
Net income attributable to noncontrolling interests	3,216	2,614	3,649
Net pre-tax (gain)/loss from operating activities of discontinued operations	(10,460)	(6,665)	(1,574)
Net pre-tax gain on sale of discontinued operations	—	—	(3,082)
Tax expense from discontinued operations	4,361	2,936	12,161
Net income/(loss) from continuing operations	36,254	(12,085)	16,385
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	18,287	17,595	17,904
Net income attributable to noncontrolling interests	(3,216)	(2,614)	(3,649)
Equity issued as compensation	6,867	5,528	6,943
Impairment of goodwill and intangibles	—	—	1,699
Provision for loan losses	13,160	87,178	44,959
Loans originated for sale	(156,441)	(210,447)	(288,880)
Proceeds from sale of loans held for sale	154,480	214,523	290,903
Gain on the repurchase of debt	(4,230)	—	(18,739)
Deferred income tax expense/(benefit)	7,798	(25,981)	(6,230)
Net decrease/(increase) in other operating activities	6,829	(1,535)	72,466
Net cash provided by/(used in) operating activities of continuing operations	79,788	72,162	133,761
Net cash provided by/(used in) operating activities of discontinued operations	6,099	3,729	111,507
Net cash provided by/(used in) operating activities	85,887	75,891	245,268
Cash flows from investing activities:
Investment securities available for sale:
Purchases	(735,262)	(785,644)	(741,073)
Sales	162,728	434,919	304,822
Maturities, redemptions, and principal payments	521,245	435,792	345,766
Investment securities held to maturity:
Purchases	—	(7,279)	(8,027)
Maturities, sales, and principal payments	—	9,268	8,026
(Investments)/distributions in trusts, net	231	(547)	(1,092)
(Purchase)/ redemption of Federal Home Loan Banks stock	2,132	1,644	—
Net increase in portfolio loans	(208,512)	(278,130)	(241,493)
Proceeds from recoveries of loans previously charged-off	11,975	9,519	1,328
Proceeds from sale of OREO	24,513	21,235	24,979
Proceeds from sale of portfolio loans	—	18,434	—
Proceeds from sale and repayments of non-strategic loan portfolio, net of advances	1,000	4,323	21,367
Capital expenditures, net of sale proceeds	(8,969)	(4,406)	(5,587)
(Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash received from dispositions/ (paid for acquisitions, including deferred acquisition obligations, net of cash acquired)	2,752	(31,525)	(2,744)
Cash received from sale of discontinued operations, net of cash divested	—	—	79,103
Net cash provided by/(used in) investing activities—continuing operations	(226,167)	(172,397)	(214,625)
Net cash provided by/(used in) investing activities—discontinued operations	—	—	39,626
Net cash provided by/(used in) investing activities	(226,167)	(172,397)	(174,999)
Cash flows from financing activities:
Net increase in deposits	43,685	231,507	506,307
Net (decrease)/increase in securities sold under agreements to repurchase and other	(127,807)	15,221	(50,464)
Net (decrease)/increase in short-term Federal Home Loan Bank borrowings	(10,000)	10,000	(134,300)
Advances of long-term Federal Home Loan Bank borrowings	119,313	177,040	30,777
Repayments of long-term Federal Home Loan Bank borrowings	(163,168)	(166,370)	(86,937)
Repurchase of debt	(6,988)	—	(76,939)
Repurchase of Series C Preferred stock	—	(154,000)	—
Dividends paid to common shareholders	(3,089)	(2,900)	(2,688)
Dividends paid to preferred shareholders	(290)	(3,099)	(7,862)
Tax deficiency from certain stock compensation awards	(1,706)	(1,613)	—
Proceeds from stock option exercises	205	474	341
Proceeds from issuance of common stock, net	1,244	34,077	769
Other equity adjustments	(1,657)	3,148	(6,982)
Net cash provided by/(used in) financing activities—continuing operations	(150,258)	143,485	172,022
Net cash provided by/(used in) financing activities—discontinued operations	—	—	(76,106)
Net cash provided by/(used in) financing activities	(150,258)	143,485	95,916
Net increase/(decrease) in cash and cash equivalents	(290,538)	46,979	166,185
Cash and cash equivalents at beginning of year	494,439	447,460	281,275
Cash and cash equivalents at end of year	$203,901	$494,439	$447,460
Supplementary schedule of non-cash investing and financing activities:
Cash paid for interest	$51,802	$72,998	$102,126
Cash paid for income taxes, net of (refunds received)	11,300	11,621	(76,089)
Change in unrealized gain/(loss) on securities available for sale, net of tax	3,236	(3,207)	(1,785)
Change in unrealized gain/(loss) on cash flow hedges, net of tax	(1,735)	(3,021)	(1,283)
Change in unrealized gain/(loss) on other, net of tax	745	4	(831)
Non-cash transactions:
Held to maturity investments transferred to available for sale or other investments at fair value	2,515	—	—
Available for sale investments transferred to other investments at fair value	750	—	—
Loans transferred into other real estate owned from held for sale or portfolio	11,118	19,863	28,418
Loans charged-off	(27,424)	(66,739)	(41,934)
Loans transferred into/(out of) held for sale from/(to) portfolio	(526)	18,360	(1,744)
Equity issued for acquisitions, including deferred acquisition obligations	4,290	3,303	10,625

See accompanying notes to consolidated financial statements.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Boston Private Financial Holdings, Inc. (the “Company” or “BPFH”), is a holding company (the "Holding Company") with three reportable segments, Private Banking, Investment Management, and Wealth Advisory.
On May 27, 2011, Boston Private Bank & Trust Company (the "Bank" or "Boston Private Bank"), a trust company chartered by The Commonwealth of Massachusetts, insured by the Federal Deposit Insurance Corporation (the "FDIC"), and a wholly-owned subsidiary of the Company, merged, as the surviving bank, with Borel Private Bank & Trust Company ("Borel"), First Private Bank & Trust ("FPB"), and Charter Private Bank ("Charter"), all of which were also wholly-owned subsidiaries of the Company.
Boston Private Bank operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in its New England, Southern California, and Pacific Northwest markets. In its San Francisco Bay market, the Bank currently conducts business under the name of Borel Private Bank & Trust Company, A Division of Boston Private Bank & Trust Company.
The Investment Management segment has two consolidated affiliates, consisting of Dalton, Greiner, Hartman, Maher & Co., LLC ("DGHM") and Anchor Capital Holdings, LLC ("Anchor") (together, the "Investment Managers").
The Wealth Advisory segment has three consolidated affiliates, consisting of KLS Professional Advisors Group, LLC ("KLS"), Bingham, Osborn & Scarborough, LLC ("BOS"), and Davidson Trust Company ("DTC") (together, the "Wealth Advisors" and, together with the Investment Managers, the "non-banks"). On February 3, 2012, the Company announced the sale of DTC. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions and regulatory approval. For additional information on the sale, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events." In addition, at December 31, 2010, the Company held an equity interest in Coldstream Holdings, Inc. of approximately 45%, which it sold in January 2011.
Basis of Presentation
The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “Net income/ (loss) attributable to noncontrolling interests” in the consolidated statements of operations. Redeemable noncontrolling interests in the consolidated balance sheets reflects the maximum redemption value of agreements with other owners. All accounts related to divested affiliates are included within the results of discontinued operations for all periods presented.
The Company applies the equity method of accounting to investments in which the Company or its subsidiaries do not hold a majority interest. The Company includes its proportionate share of earnings of equity method investments within other income in the consolidated statements of operations. Equity method investments, which include affordable housing partnerships, and other partnership holdings, and, in 2010 only, the minority interests in Coldstream Holdings, were $7.2 million, and $8.9 million at December 31, 2011 and 2010, respectively and were included in other assets in the consolidated balance sheets.
The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”). Reclassifications of amounts in prior year consolidated financial statements are made whenever necessary to conform to the current year's presentation.
Use of Estimates
In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change, in the near term, relate to the determination of the allowance for loan losses, evaluation of potential impairment of goodwill and other intangibles, and income tax estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Management and Wealth Advisory Fees
The Company generates fee income from providing investment management and trust services to its clients at the Bank and from providing investment management and wealth advisory services through the Investment Managers and the Wealth Advisors. Investment management fees are generally based upon the value of assets under management and are billed monthly, quarterly, or annually. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the market value of client assets managed. Certain wealth advisory fees are not asset-based and are negotiated individually with clients. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period, and are not recognized until any contingencies in the contract that could require the performance fee to be reduced have been eliminated.
Assets under management and advisory (“AUM”) at the Company’s consolidated affiliates totaled $19.1 billion and $19.5 billion at December 31, 2011 and 2010 respectively. These assets are not included in the consolidated financial statements since they are held in a fiduciary or agency capacity and are not assets of the Company.
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with clients within the New England, San Francisco Bay and Southern California, and Pacific Northwest regions of the country. The Company does not believe it has any significant concentrations in any one industry, geographic location, or with any one client. Part II. Item 8. “Financial Statements and Supplementary Data—Note 6: Investment Securities”, highlights the types of securities in which the Company invests, and Part II. Item 8. “Financial Statements and Supplementary Data—Note 7: Loans Receivable”, describes the concentration of the Private Banking loan data based on the location of the lender.
The current economic environment has increased the degree of uncertainty inherent in the value of the collateral for commercial loans. These loans are considered to be more risky due to the nature of the collateral. The Bank had approximately $1.7 billion of commercial real estate loans outstanding at December 31, 2011, which represents 36% of total loans. The Bank had approximately $0.2 billion of construction and land loans outstanding at December 31, 2011, which represents 3% of total loans.
Statement of Cash Flows
For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold, all of which have original maturities with 90 days or less, to be cash equivalents.
Cash and Due from Banks
The Bank is required to maintain average reserve balances in an account with the Federal Reserve based upon a percentage of certain deposits. As of December 31, 2011, the daily amount required to be held in the aggregate for the Bank was $22.4 million.
Investment Securities
Investments available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of the estimated tax effect, to accumulated other comprehensive income/(loss). Investments held to maturity are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
Premiums and discounts on the investment securities are amortized or accreted into net interest income by the level-yield method. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Gains and losses on the sale of the investments available for sale are recognized at the trade date on a specific identification basis. Dividend and interest income is recognized when earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest income is recorded on the accrual basis adjusted for amortization of premium and accretion of discount.
The Company conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments, net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at December 31, 2011 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2011, the Company believes that all impairments of investment securities are temporary in nature. No other-than-temporary impairment losses were recognized in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.
Loans Held for Sale
Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans transferred to the held for sale category are transferred at the lower of cost or fair value, as determined at the individual loan level, with charges made to the allowance for loan losses. Gains or losses on the sale of loans are recognized at the time of sale on a specific identification basis. Interest income is recognized on an accrual basis when earned.
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
When the Company analyzes its loan portfolio to determine the adequacy of its allowance for loan losses and analyzes problem loans, it categorizes the loans by portfolio segment and class of financing receivable based on the similarities in risk characteristics for the loans. The Company has determined that its portfolio segments and classes of financing receivables are one and the same. The level at which the Company develops and documents its allowance for loan loss methodology is consistent with the grouping of financing receivables based upon the groups' initial measurement attributes, the risk characteristics of the groups of financing receivables, and the Company's method for monitoring and assessing the groups' credit risks. These portfolio segments and classes of financing receivables are:

•	Commercial and industrial

•	Commercial real estate

•	Construction and land

•	Residential mortgage

•	Home equity

•	Consumer and other
The past due status of a loan is determined in accordance with its contractual repayment terms. All portfolio segments are reported past due when one scheduled payment is due and unpaid for 30 days or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank's general policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest in accordance with the contractual terms of the loan agreement is in doubt. When management determines that it is probable that the Bank will not collect all principal and interest on a loan in accordance with the original loan terms, the loan is designated as impaired. Impaired loans are usually commercial loans, which includes construction and land loans, for which it is probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement, and all loans restructured in a troubled debt restructuring. Accrual of interest income is discontinued and all interest previously accrued but not collected is reversed against current period interest income when a loan is initially classified as nonaccrual. Generally, interest received on nonaccrual loans is applied against principal or, on a limited basis, reported as interest income on a cash basis, when according to management's judgment, the collectability of principal is reasonably assured. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current, for the client to show a history of making timely payments (generally six months), and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to the collectability of the loan.
The Bank's loan commitments are generally short term in nature with terms that are primarily variable. Given the limited interest rate exposure posed by the commitments, the Bank had estimated the fair value of the commitments to be immaterial.
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Company of the status of the loans based on the facts and circumstances known to the Company, including management's judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers' ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company's financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company's analysis of credit risk.
A summary of the rating system used by the Bank follows:
Acceptable or Pass - All loans graded as acceptable or pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as acceptable or pass unless there is known information such as delinquency or client requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special Mention - Loans rated in this category are defined as having potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank's credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower's financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy. In particular, loans in this category are considered more variable than other categories, since they will typically migrate through categories more quickly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Substandard - Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or nonaccruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.
Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are usually on nonaccrual and classified as impaired.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments for such items as unused portion of lines of credit, unadvanced construction loans, and committed loans which have not closed. The reserve is maintained at a level that reflects the risk in these various commitments. Once a loan commitment is funded, the reserve for unfunded loan commitment is reversed and a corresponding allowance for loan loss reserve is established. This unfunded loan commitment reserve is included in other liabilities in the consolidated balance sheets. Net adjustments to the reserve for unfunded commitments are included in other operating expense in the consolidated statements of operations.
Restructured Loans
When the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to a troubled borrower that it would not otherwise consider, the loan is classified as a restructured loan pursuant to ASC 470, Debt. The concession either stems from an agreement between the creditor and the bank or is imposed by law or a court. The concessions may include:

•	Deferral of principal and/or interest payments

•	Lower interest rate as compared to a new loan with comparable risk and terms

•	Extension of the maturity date

•	Reduction in the principal balance owed
All loans whose terms have been modified in a troubled debt restructuring, including both commercial, residential, and consumer, are evaluated for impairment under ASC 310, Receivables.
Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.
A loan may be removed from a restructured classification after the next fiscal year end, if the restructured terms include a market interest rate and the borrower has demonstrated performance with the restructured terms.
Allowance for Loan and Lease Losses
The allowance for loan losses (“allowance”) is an estimate of the inherent risk of loss in the loan portfolio as of the consolidated balance sheet dates. Management estimates the level of the allowance based on all relevant information available. The allowance is established through the provision for loan losses, which is a direct charge to earnings. Loan losses are charged to the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance when received in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's allowance is accounted for in accordance with guidance issued by various regulatory agencies, including: the Federal Financial Institutions Examination Council Policy Statement on the Allowance for Loan and Lease Losses (December 2006); Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 102, Selected Loan Loss Methodology and Documentation Issues; ASC 310; and ASC 450, Contingencies.
The allowance consists of three primary components: general reserves on acceptable or pass graded loans, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans. The allowance involves a high degree of management judgment and estimates, and results in an adequate allowance which is reflective of the inherent risk of loss in the loan portfolio at the measurement date.
General reserves are calculated for each loan pool consisting of acceptable or pass graded loans segregated by portfolio segment, by applying estimated net loss percentages based upon the Bank's actual historical net charge-offs and, adjusted as appropriate, on a consistent manner based upon consideration of qualitative factors to arrive at a total loss factor for each portfolio segment. The rationale for qualitative adjustments is to more accurately reflect the current inherent risk of loss in the respective portfolio segments than would be determined through the sole consideration of the Bank's actual historical net charge-off rates. The numerical factors assigned to each qualitative factor are based upon observable data, if applicable, as well as management's analysis and judgment. The qualitative factors considered by the Company include:

•	Volume and severity of past due, nonaccrual, and adversely graded loans,

•	Volume and terms of loans,

•	Concentrations of credit,

•	Management's experience, as well as loan underwriting and loan review policy and procedures, and

•	Economic and business conditions impacting the Bank's loan portfolio, as well as consideration of collateral values and external factors
The Bank makes an independent determination of the applicable loss rate for these factors based on relevant local market conditions, credit quality, and portfolio mix. Each quarter, the Bank reviews the loss factors to determine if there have been any changes in its loan portfolio, market conditions, or other risk indicators which would result in a change to the current loss factor.
Allocated reserves on non-impaired special mention and substandard loans reflect management's assessment of increased risk of losses associated with these types of graded loans. An allocated reserve is assigned to these pools of loans based upon management's consideration of the credit attributes of individual loans within each pool of loans, including consideration of loan to value ratios, past due status, strength and willingness of the guarantors, and other relevant attributes, as well as the qualitative factors considered for the general reserve as discussed above. These considerations are determined separately for each type of portfolio segment. The allocated reserves are a multiple of the general reserve for each respective portfolio segments, with a greater multiple for loans with increased risk (i.e., special mention loans versus substandard loans).
A loan (usually a commercial type loan) is considered impaired in accordance with ASC 310 when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the fair value of the loan, expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, impairment may be determined based upon the observable market price of the loan, or the fair value of the collateral, less estimated costs to sell, if the loan is “collateral dependent.” For collateral dependent loans, appraisals are generally used to determine the fair value. Generally real estate appraisals are updated every 12 months or sooner, if deemed necessary, if a loan continues to be impaired. Appraised values are generally discounted for factors such as the Bank's intention to liquidate the property quickly in a foreclosure sale or the date when the appraisal was performed if the Bank believes that collateral values have declined since the date the appraisal was done. The Bank may use a broker opinion of value in addition to an appraisal to validate the appraised value. In certain instances, the Bank may consider broker opinions of value as well as other qualitative factors while an appraisal is being prepared due to the time constraint generally in obtaining new appraisals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If the loan is deemed to be collateral dependent, generally the difference between the book balance (client balance less any prior charge-offs or client interest payments applied to principal) and the fair value of the collateral is taken as a partial charge-off through the allowance for loan losses in the current period. If the loan is not determined to be collateral dependent, then a specific allocation is established for the difference between the book balance of the loan and the expected future cash flows discounted at the loan's effective interest rate. Charge-offs for loans not considered to be collateral dependent are made when it is determined a loss has been incurred. Impaired Loans are removed from the general loan pools. There may be instances where the loan is considered impaired although based on the fair value of underlying collateral or the discounted expected future cash flows there is no impairment to be recognized. In addition, all loans which are classified as troubled debt restructurings (“TDRs”) are considered impaired.
In addition to the three primary components of the allowance for loan losses discussed above (general reserve, allocated reserves on non-impaired special mention and substandard loans, and the allocated reserves on impaired loans), generally the Bank also maintains an insignificant amount of additional allowance for loan losses (the unallocated allowance for loan losses) which primarily relates to a general imprecision assessment of the potential variability of applicable qualitative factors subject to a higher degree of variability. The respective qualitative factors, as discussed above, are considered for each respective portfolio segment. Only the assessment of the potential variability of applicable qualitative factors is included in the unallocated allowance for loan losses. The unallocated allowance for loan losses is not considered significant by the Company.
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
Other Real Estate Owned (“OREO”)
OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, as established by a current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, less estimated costs to sell. Any decline in fair value compared to the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Any subsequent valuation adjustments to reflect declines in current fair value, as well as gains or losses on disposition are reported in gain/(loss) on OREO, net in the consolidated statements of operations. Expenses incurred for holding or maintaining OREO properties such as real estate taxes, utilities, and insurance are treated as period costs and charged to other operating expenses in the consolidated statements of operations. Rental income earned, although generally minimal, is offset against other operating expenses.
Premises and Equipment
Premises and equipment consists of leasehold improvements, furniture, fixtures, equipment, art, buildings, and land. Equipment consists primarily of computer equipment. Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter, for leasehold improvements. The estimated useful lives for leasehold improvements and buildings are 5-15 years and 40 years, respectively. The estimated useful life for furniture and fixtures is 2-10 years and is 3-5 years for computer equipment. The costs of improvements that extend the life of an asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Neither land nor art are depreciated.

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
Other intangible assets with definite lives are tested for impairment at the reporting unit level at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value, determined based upon the discounted value of the expected cash flows generated by the asset. The intangible impairment test is performed at the reporting unit level, and each affiliate is considered a reporting unit for goodwill and intangible impairment testing purposes. Intangible assets with an indefinite useful economic life are not amortized, but are subject to impairment testing at the reporting unit on an annual basis, or when events or changes in circumstances indicate that the carrying amounts are impaired.
The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the affiliate level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
The first step (“Step 1”) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. The reporting units fall under one of the three segments: Private Banking, Investment Management, and Wealth Advisory.
For the Private Banking segment, the Company utilizes a market approach to determine fair value. For the market approach, earnings and market capitalization multiples of comparable public companies are selected and applied to the Private Banking reporting unit’s applicable metrics.
For the Investment Management and Wealth Advisory segments, the Company utilizes both the income and market approaches to determine fair value. The income approach is primarily based on discounted cash flows derived from assumptions of income statement activity. For the market approach, earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenue multiples of comparable companies are selected and applied to the financial services reporting unit’s applicable metrics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt Issuance Costs
Debt issuance costs related to the issuance of long-term debt are recorded as a prepaid asset. The costs associated with the debt are amortized using the effective yield method over the life of the securities. The Company had approximately $1.6 million and $2.0 million in unamortized debt issuance costs at December 31, 2011 and 2010, respectively.
Stock-Based Incentive Plans
At December 31, 2011, the Company has four stock-based incentive compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire an interest in the Company. The Company accounts for share-based awards in accordance with ASC 718, Compensation – Stock Compensation. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.
Derivative Instruments and Hedging Activities
The Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income/ (loss) (a component of shareholders’ equity), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.
For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. Therefore, the net amount, if any, representing hedge ineffectiveness, is reflected in earnings.
Income Tax Estimates
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and carry-forward periods.
Management considered the following items in evaluating the need for a valuation allowance:

▪	Cumulative pre-tax income, as adjusted for permanent book-to-tax differences, during the 2009 through 2011 period.

▪	Deferred tax assets are expected to reverse in periods when there will be taxable income.

▪	The Company projects sufficient future taxable income to be generated by operations during the available carryforward period.

▪	Certain tax planning strategies are available, such as reducing investments in tax-exempt securities.

▪	The Company has not had any operating loss or tax credit carry-overs expiring unused in recent years.
The Company believes that it is more likely than not that the net deferred tax asset will be realized based primarily on the generation of future taxable income. The net deferred tax asset at December 31, 2011 and 2010 is net of a valuation allowance for capital losses. Capital losses are deductible to the extent of offsetting capital gains and the Company does not anticipate that it will generate capital gains in future periods. Therefore, the Company has recorded a valuation allowance on capital losses in excess of capital gains as of December 31, 2011 and 2010.

Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income/ (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is determined in the same manner as basic EPS except that the number of shares is increased assuming exercise or contingent issuance of the options, warrants or other dilutive securities; and conversion of the convertible trust preferred securities and Series B Non-Cumulative Perpetual Contingent Convertible Preferred Stock (“Series B Preferred”). Additionally, when dilutive, interest expense (net of tax) related to the convertible trust preferred securities, and dividends and accretion related to the preferred stock are added back to net income attributable to common shareholders. The calculation of diluted EPS excludes the potential dilution of common shares and the inclusion of any related expenses if the effect is antidilutive.
The following table is a reconciliation of the components of basic and diluted EPS computations for the three years ended December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
	(In thousands, except share and per share data)
Basic earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations	$36,254	$(12,085)	$16,385
Less: Net income attributable to noncontrolling interests	3,216	2,614	3,649
Net income/ (loss) from continuing operations attributable to the Company	33,038	(14,699)	12,736
Decrease/ (increase) in noncontrolling interests' redemption values (1)	(515)	1,321	(6,503)
Accretion of Beneficial Conversion Feature on Series B Preferred stock (2)	—	—	(24,428)
Accretion of discount on Series C Preferred stock (3)	—	(7,988)	(1,438)
Dividends on preferred securities	(290)	(3,099)	(7,862)
Total adjustments to income attributable to common shareholders	(805)	(9,766)	(40,231)
Net income/ (loss) from continuing operations attributable to common shareholders	32,233	(24,465)	(27,495)
Net income/ (loss) from discontinued operations	6,099	3,729	(7,505)
Net income/ (loss) attributable to common shareholders	$38,332	$(20,736)	$(35,000)
Basic earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,169,611	71,321,162	66,696,977
Per share data - Basic earnings/ (loss) per share from:
Continuing operations	$0.43	$(0.34)	$(0.41)
Discontinued operations	$0.08	$0.05	$(0.11)
Total attributable to common shareholders	$0.51	$(0.29)	$(0.52)
Diluted earnings/ (loss) per share - Numerator:
Net income/ (loss) from continuing operations attributable to common shareholders	$32,233	$(24,465)	$(27,495)
Dividends paid on Series B Convertible Preferred stock	290	—	—
Net income/ (loss) from continuing operations attributable to common shareholders, after assumed dilution	32,523	(24,465)	(27,495)
Net income/ (loss) from discontinued operations	6,099	3,729	(7,505)
Net income/ (loss) attributable to common shareholders, after assumed dilution	$38,622	$(20,736)	$(35,000)
Diluted earnings/ (loss) per share - Denominator:
Weighted average basic common shares outstanding	75,169,611	71,321,162	66,696,977
Dilutive effect of:
Stock options, stock grants and other (4)	915,891	—	—
Warrants to purchase common stock (4)	104,829	—	—
Series B Convertible Preferred stock (4)	7,261,091	—	—
Dilutive common shares	8,281,811	—	—
Weighted average diluted common shares outstanding (4)	83,451,422	71,321,162	66,696,977
Per share data - Diluted earnings/ (loss) per share from:
Continuing operations	$0.39	$(0.34)	$(0.41)
Discontinued operations	$0.07	$0.05	$(0.11)
Total attributable to common shareholders	$0.46	$(0.29)	$(0.52)
_____________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 16: Noncontrolling Interests” for a description of the redemption values related to the redeemable noncontrolling interests. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), an increase in redemption values from period to period reduces income attributable to common shareholders. Decreases in redemption value from period to period increase income attributable to common shareholders, but only to the extent that the cumulative change in redemption value remains a cumulative increase since adoption of this standard in the first quarter of 2009.

(2)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 17: Equity” for description of the preferred stock issued during 2008 that gave rise to the beneficial conversion feature. The beneficial conversion feature was accounted for similar to a preferred stock dividend and reduced income attributable to common shareholders. The beneficial conversion feature on the Series B Preferred stock was fully accreted as of December 31, 2009.

(3)
See Part II. Item 8. “Financial Statements and Supplementary Data—Note 17: Equity” for a description of the Series C Preferred stock issued during 2008 that gave rise to the accretion of the discount at issuance. The accretion of the discount was accounted for similar to a preferred stock dividend and reduced income attributable to common shareholders. The Company repurchased $50.0 million of the Series C Preferred stock in January, 2010, and repurchased the remaining $104.0 million in June, 2010. The discount on the Series C Preferred stock was therefore fully accreted as of June 30, 2010.

(4)
The diluted EPS computations for the years ended December 31, 2011, 2010 and 2009 do not assume the conversion, exercise or contingent issuance of of the following shares for the following periods because the result would have been antidilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the diluted EPS computation are as follows:

	2011	2010	2009
	(In thousands)
Shares excluded due to anti-dilution (treasury method):
Potential common shares from:
Convertible trust preferred securities (a)	1,504	1,860	3,086
Conversion of the Series B Preferred stock (b)	—	7,261	7,261
Exercise or contingent issuance of options, restricted stock, or other dilutive securities (c)	—	1,233	888
Exercise or contingent issuance of warrants (d)	—	105	—
Total shares excluded due to anti-dilution	1,504	10,459	11,235

Shares excluded due to exercise price exceeding the average market price of common shares during the period (total outstanding):
Potential common shares from:
Options, restricted stock, or other dilutive securities (c)	3,845	4,161	5,254
Warrants (d)	2,888	2,888	8,331
Total shares excluded due to exercise price exceeding the average market price of common shares during the period	6,733	7,049	13,585

(a)
If the effect of the conversion of the trust preferred securities would have been dilutive, interest expense, net of tax, related to the convertible trust preferred securities of $1.6 million, $1.7 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

(b)
If the effect of the conversion of the Series B Preferred stock would have been dilutive for the years ended December 31, 2010 and 2009, preferred dividends related to the Series B Preferred stock of $0.3 million for both of those periods would have been added back to net income/ (loss) attributable to common shareholders for diluted EPS computations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c)
Options to purchase shares of common stock that were outstanding at period ends were not included in the computation of diluted EPS or in the above anti-dilution table because the options’ exercise prices were greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation are listed in the second table above for each respective period.

(d)
Certain warrants to purchase shares of common stock that were outstanding at period ends were not included in the computations of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the respective period. Shares excluded from the diluted EPS computation are listed in the second table above for each respective period. See Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events" for a discussion of the 2012 repurchase of the Carlyle Warrants and the Carlyle Director's Warrants.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance, Accounting Standards Updates ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update further clarify the requirements in U.S. GAAP for measuring fair value and enhance the disclosures for information about fair value measurements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
In June 2011, the FASB issued new guidance, ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers indefinitely certain changes related to the presentation of reclassification adjustments in ASU 2011-05. The Company does not expect this ASU to have a material effect on its consolidated financial statements.
On July 1, 2011 the Company adopted, retroactive to January 1, 2011, ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies guidance related to whether a loan modification or restructuring should be classified as a TDR. The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. There was no material change to the amount of TDRs or to the related allowance for loan losses as a result of this new ASU.
In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company did not elect to early adopt ASU 2011-08 and does not expect this ASU to have a material effect on its consolidated financial statements.
In December 2011, the FASB issued new guidance, ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and requires a retrospective application for all comparative periods which are presented. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.	RESTRUCTURING
On May 27, 2011, the Company completed the legal consolidation of its four private banks, operating in the New England, San Francisco Bay, Southern California and Pacific Northwest markets, under one unified charter based in Massachusetts. Restructuring charges related to the merger generally consist of severance charges, costs to terminate contracts, legal, audit and consulting costs, and other costs. The Company estimates that such charges will result in approximately $8.5 million in restructuring expense, of which $8.1 million was expensed in 2011. The Company expects to complete the restructuring in the first half of 2012. Restructuring expenses incurred by the Private Banking segment amounted to $5.5 million, with the remaining $2.6 million incurred by the Holding Company. The following table summarizes the restructuring activity for the year ended December 31, 2011.

	Severance Charges	Contract Termination Fees	Professional Expenses	Other Associated Costs	Total
	(In thousands)
Accrued charges at December 31, 2010	$—	$—	$—	$—	$—
Costs incurred	3,947	871	2,539	698	8,055
Costs paid	(1,289)	(660)	(2,309)	(698)	(4,956)
Accrued charges at December 31, 2011	$2,658	$211	$230	$—	$3,099

3.	DIVESTITURES AND ACQUISITIONS
Divestitures
In 2009, the Company divested its interests in Westfield Capital Management Company, LP, formerly known as Westfield Capital Management Company, LLC (“Westfield”), Gibraltar Private Bank & Trust Company (“Gibraltar”), RINET Company, LLC (“RINET”), Sand Hill Advisors, LLC (“Sand Hill”), and Boston Private Value Investors, Inc. (“BPVI”). Both Westfield and BPVI were previously included in the Investment Management segment, RINET and Sand Hill were previously included in the Wealth Advisory segment, and Gibraltar was previously included in the Private Banking segment. In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), the goodwill and intangibles, if any, of Westfield, Gibraltar, RINET, Sand Hill, and BPVI were tested for impairment upon divestiture. As a result of these divestitures, the results of operations and the gain/(loss) on sale related to each are now included in “Net income/ (loss) from discontinued operations” in the consolidated statements of operations for current and prior years.
On December 14, 2009, the Company divested its interest in Westfield, rather than in 2014 as provided for at the time of the Company's re-equitization of Westfield on June 30, 2008. Westfield's expansion of its institutional money management business diverged from the Company's core strategy of providing wealth management services to high net worth individuals, their families and their businesses. There was no loss upon re-measurement of the investment in Westfield to its fair value. While the Company will continue to have no significant involvement or influence on Westfield, it retains a 12.5% share in Westfield's revenues (up to an annual maximum of $11.6 million) through December 2017 subject to certain conditions. The Company defers gains related to these payments until determinable.
On September 17, 2009, the Company divested its interest in Gibraltar. The sale of Gibraltar allowed the Company to exit the South Florida market which continued to experience economic stress with a long-term projected recovery. The Company recorded a $16.3 million pre-tax intangible impairment charge upon re-measurement of Gibraltar to its fair value. The Company will have no future influence on Gibraltar and will not receive any future operating cash flows from Gibraltar.
On September 16, 2009, the Company divested its interest in RINET. The sale of RINET provided an opportunity for the Company to reallocate resources toward the growth of its other affiliates. There was no loss upon re-measurement of the investment in RINET to its fair value. The Company will have no future influence on RINET and defers potential future gains from contingent payments, if any, until determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 29, 2009, the Company divested its interest in Sand Hill. As Sand Hill's business evolved, it created overlap with other affiliates in the Northern California market. There was no loss upon re-measurement of the investment in Sand Hill to its fair value. The Company will have no future influence on Sand Hill and defers potential future gains from contingent payments, if any, until determinable.
On April 1, 2009, the Company divested its interest in BPVI. Based on both size and overlap with other affiliates in the New England market, BPVI no longer fit with the Company's long-term strategy for growth. The Company recorded a $2.1 million pre-tax intangible impairment charge upon re-measurement of BPVI to its fair value. The Company will have no future influence on BPVI and defers potential future gains from contingent payments, if any, until determinable.
The following table includes summary income statement information, reflected as discontinued operations, for the period in which the entities were divested:

	Westfield	Gibraltar	RINET	Sand Hill	BPVI	Total
	(In thousands)
2009
Revenues (1)	$59,289	$38,572	$5,471	$2,414	$909	$106,655
Pre-tax (loss)/ income from operations	$18,167	$(16,039)	$313	$(735)	$(132)	$1,574
Pre-tax gain/(loss) on sale (2)	47,967	(44,300)	1,909	(172)	(2,322)	3,082
Income tax expense/(benefit)	28,525	(17,469)	1,657	(5)	(547)	12,161
Net (loss)/income from discontinued operations	$37,609	$(42,870)	$565	$(902)	$(1,907)	$(7,505)
___________________

(1)	Revenues include net interest income, fees and other income.

(2)	Includes pre-tax intangible and goodwill impairment charges, if any, resulting from the remeasurement of the affiliates’ fair value at the time of divestiture.
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

4.	COMPREHENSIVE AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/ (loss) represents the change in equity of the Company during a year from transactions and other events and circumstances from non-shareholder sources. It includes all changes in equity during a year except those resulting from investments by shareholders and distributions to shareholders.
The Company's comprehensive income/(loss) and related tax effect for the years ended December 31, 2011, 2010, and 2009 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Other comprehensive income/(loss):
	Pre-tax	Tax expense/ (benefit)	Net
	(In thousands)
2011
Unrealized gain/ (loss) on securities available for sale	$5,987	$2,261	$3,726
Less: Adjustment for realized gains, net	798	308	490
Net unrealized gain/ (loss) on securities available for sale	5,189	1,953	3,236
Unrealized gain/ (loss) on cash flow hedge	(4,838)	(2,008)	(2,830)
Add: scheduled reclass and other	1,872	777	1,095
Net unrealized gain/ (loss) on cash flow hedge	(2,966)	(1,231)	(1,735)
Unrealized gain/ (loss) on other	78	30	48
Less: adjustment for realized expenses	(1,074)	(377)	(697)
Net unrealized gain/ (loss) on other	1,152	407	745
Other comprehensive gain/ (loss)	3,375	1,129	2,246
Net income/ (loss) attributable to the Company (1)	53,504	14,367	39,137
Total comprehensive income/ (loss)	$56,879	$15,496	$41,383
2010
Unrealized gain/ (loss) on securities available for sale	$(1,506)	$(494)	$(1,012)
Less: Adjustment for realized gains, net	3,649	1,454	2,195
Net unrealized gain/ (loss) on securities available for sale	(5,155)	(1,948)	(3,207)
Unrealized gain/ (loss) on cash flow hedges	(2,254)	(825)	(1,429)
Add: scheduled reclass and other	(2,511)	(919)	(1,592)
Net unrealized gain/ (loss) on cash flow hedges	(4,765)	(1,744)	(3,021)
Unrealized gain/ (loss) on other	(469)	(189)	(280)
Less: adjustment for realized expenses	(476)	(192)	(284)
Net unrealized gain/ (loss) on other	7	3	4
Other comprehensive gain/ (loss)	(9,913)	(3,689)	(6,224)
Net income/ (loss) attributable to the Company (1)	(30,421)	(19,451)	(10,970)
Total comprehensive income/ (loss)	$(40,334)	$(23,140)	$(17,194)
2009
Unrealized gain/ (loss) on securities available for sale	$2,802	$1,074	$1,728
Less: Adjustment for realized gains, net	5,803	2,290	3,513
Net unrealized gain/ (loss) on securities available for sale	(3,001)	(1,216)	(1,785)
Unrealized gain/ (loss) on cash flow hedges	674	309	365
Add: scheduled reclass and other	(3,047)	(1,399)	(1,648)
Net unrealized gain/ (loss) on cash flow hedges	(2,373)	(1,090)	(1,283)
Unrealized gain/ (loss) on other	(1,763)	(932)	(831)
Other comprehensive gain/ (loss)	(7,137)	(3,238)	(3,899)
Net income/ (loss) attributable to the Company (1)	6,863	1,632	5,231
Total comprehensive income/ (loss)	$(274)	$(1,606)	$1,332
___________________

(1)
Pre-tax net income/(loss) attributable to the Company is calculated as income/ (loss) before income taxes, plus net income/ (loss) from discontinued operations, less net income/ (loss) attributable to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the components of the Company's accumulated other comprehensive income/ (loss) as of December 31:

	2011	2010	2009
	(In thousands)
Unrealized gain/ (loss) on securities available for sale, net of tax	$6,883	$3,647	$6,854
Unrealized gain/ (loss) on cash flow hedges, net of tax	(3,106)	(1,371)	1,650
Unrealized gain/ (loss) on other, net of tax	(183)	(928)	(932)
Accumulated other comprehensive income/ (loss)	$3,594	$1,348	$7,572

5.	REPORTABLE SEGMENTS
Management Reporting
The Company has three reportable segments: Private Banking, Investment Management, and Wealth Advisory, and the Parent Company (Boston Private Financial Holdings, Inc.) (the Holding Company). The financial performance of the Company is managed and evaluated by these three areas. The segments are managed separately as a result of the concentrations in each function.
Description of Reportable Segments
Private Banking
The Private Banking segment operates primarily in four geographic markets: New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank currently conducts business under the name of Boston Private Bank & Trust Company in its New England, Southern California, and Pacific Northwest markets. In the San Francisco Bay, the Bank currently conducts business under the name of Borel Private Bank and Trust Company, A Division of Boston Private Bank & Trust Company. The Bank is chartered by The Commonwealth of Massachusetts and is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank pursues private banking and community-oriented business strategies in the four operating markets. The Bank is principally engaged in providing banking, commercial banking, and a variety of other fiduciary services including investment management, advisory, and administrative services to high net worth individuals, their families, small and medium-sized businesses and professionals. In addition, the Bank offers its clients a broad range of deposit and lending products. The specific mix of products, services and clientele can vary by market.
Investment Management
The Investment Management segment has two consolidated affiliates, including DGHM, a registered investment adviser, and Anchor, which is the parent company of Anchor Capital Advisors LLC (“Anchor Capital Advisors”) and Anchor/Russell Capital Advisors LLC (“Anchor Russell”), both of which are registered investment advisers. The Investment Managers serve the needs of pension funds, endowments, trusts, foundations and select institutions, mutual funds and high net worth individuals and their families throughout the U.S. and abroad. The Investment Managers specialize in value-driven equity portfolios with products across the capitalization spectrum. The specific mix of products, services and clientele varies between affiliates. The Investment Managers are located in New England and New York, with one affiliate administrative office in South Florida.
Wealth Advisory
The Wealth Advisory segment has three consolidated affiliates, including KLS, BOS, and DTC. KLS and BOS are registered investment advisers, and all three are wealth management firms. The Wealth Advisors provide comprehensive, planning-based financial strategies to high net worth individuals and their families, and non-profit institutions. The firms offer fee-only financial planning, tax planning and preparation, estate and insurance planning, retirement planning, charitable planning and intergenerational gifting and succession planning. The Wealth Advisors manage investments covering a wide range of asset classes for both taxable and tax-exempt portfolios. The Wealth Advisors are located in New York, Southern California, Northern California, and Pennsylvania. On February 3, 2012, the Company announced the sale of DTC. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions and regulatory approval. For additional information on the sale, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Reconciliation of Reportable Segment Items

	For the year ended December 31,
	Net interest income			Non-interest income			Total revenues
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In thousands)
Total Bank(s) (1)	$186,006	$190,104	$169,802	$38,738	$36,084	$38,521	$224,744	$226,188	$208,323
Total Investment Managers	74	144	177	39,802	36,976	33,192	39,876	37,120	33,369
Total Wealth Advisors	17	(11)	70	41,082	37,876	34,810	41,099	37,865	34,880
Total Segments	186,097	190,237	170,049	119,622	110,936	106,523	305,719	301,173	276,572
Holding Company and Eliminations	(7,153)	(9,512)	(10,564)	5,348	836	19,926	(1,805)	(8,676)	9,362
Total Company	$178,944	$180,725	$159,485	$124,970	$111,772	$126,449	$303,914	$292,497	$285,934

	For the year ended December 31,
	Non-interest expense (2)			Income tax expense/(benefit) (3)			Net income/(loss) from continuing operations
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In thousands)
Total Bank(s)	$151,768	$149,996	$144,713	$19,697	$(10,219)	$4,746	$40,119	$(767)	$13,905
Total Investment Managers	31,181	29,720	28,221	2,803	2,682	2,236	5,892	4,718	2,912
Total Wealth Advisors	31,472	29,899	25,855	3,526	2,982	3,573	6,101	4,984	5,452
Total Segments	214,421	209,615	198,789	26,026	(4,555)	10,555	52,112	8,935	22,269
Holding Company and Eliminations	25,712	27,240	24,169	(11,659)	(14,896)	(8,923)	(15,858)	(21,020)	(5,884)
Total Company	$240,133	$236,855	$222,958	$14,367	$(19,451)	$1,632	$36,254	$(12,085)	$16,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the year ended December 31,
	Net income from continuing operations attributable to noncontrolling interests			Net income/(loss) attributable to the Company			Amortization of intangibles
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In thousands)
Total Bank(s)	$—	$—	$—	$40,119	$(767)	$13,905	$404	$286	$2,724
Total Investment Managers	1,727	1,383	997	4,165	3,335	1,915	3,319	3,477	3,955
Total Wealth Advisors	1,489	1,231	2,652	4,612	3,753	2,800	1,291	1,395	1,502
Total Segments	3,216	2,614	3,649	48,896	6,321	18,620	5,014	5,158	8,181
Holding Company and Eliminations (4)	—	—	—	(9,759)	(17,291)	(13,389)	—	106	108
Total Company	$3,216	$2,614	$3,649	$39,137	$(10,970)	$5,231	$5,014	$5,264	$8,289

	As of December 31,
	Assets			AUM (5)
	2011	2010	2009	2011	2010	2009
	(In thousands)			(In millions)
Total Bank(s)	$5,843,089	$5,948,100	$5,669,645	$3,571	$3,592	$3,479
Total Investment Managers	105,629	114,614	112,497	7,594	8,140	7,048
Total Wealth Advisors	80,762	76,774	72,062	7,979	7,836	7,161
Total Segments	6,029,480	6,139,488	5,854,204	19,144	19,568	17,688
Holding Company and Eliminations	18,892	13,413	195,061	(19)	(19)	(18)
Total Company	$6,048,372	$6,152,901	$6,049,265	$19,125	$19,549	$17,670
___________________

(1)
In the second quarter of 2011, the Company merged its four Private Banking affiliates into one bank operating under the charter of Boston Private Bank. See Part II. Item 8. "Financial Statements and Supplementary Data-Note 2: Restructuring" for additional details.

(2)
Non-interest expense for 2011 includes $8.1 million of restructuring expenses. Restructuring expenses incurred by the Private Banking segment amounted to $5.5 million, with the remaining $2.6 million incurred by the Holding Company.

(3)
The Company's effective tax rate for 2011, 2010 and 2009 are not consistent due to earnings from tax-exempt investments, non-deductible compensation, state and local taxes, income tax credits and income attributable to noncontrolling interests having a different impact on the effective tax rate due primarily to the different levels of income or loss before taxes in years 2011, 2010 and 2009. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 18: Income Taxes" for additional details.

(4)
Net income/ (loss) from discontinued operations for the years ended December 31, 2011 and 2010 of income of $6.1 million and $3.7 million, respectively, and a loss $7.5 million for the year ended December 31, 2009, are included in Holding Company and Eliminations in the calculation of net loss attributable to the Company.

(5)	"AUM" represents Assets Under Management and Advisory at the affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	INVESTMENT SECURITIES
A summary of investment securities follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
At December 31, 2011:
Available for sale securities at fair value:
U.S. government and agencies	$4,904	$20	$(21)	$4,903
Government-sponsored entities	380,805	1,493	(90)	382,208
Corporate bonds	4,953	—	(41)	4,912
Municipal bonds	196,961	3,733	(19)	200,675
Mortgage-backed securities (1)	248,329	6,403	(388)	254,344
Other	474	95	(29)	540
Total	$836,426	$11,744	$(588)	$847,582

At December 31, 2010:
Available for sale securities at fair value:
U.S. government and agencies	$81,444	$22	$(64)	$81,402
Government-sponsored entities	263,460	1,278	(1,139)	263,599
Corporate bonds	18,881	39	(104)	18,816
Municipal bonds	192,139	2,934	(1,025)	194,048
Mortgage-backed securities (1)	230,352	5,334	(1,429)	234,257
Other	3,195	151	(30)	3,316
Total	$789,471	$9,758	$(3,791)	$795,438
Held to maturity securities at amortized cost:
U.S. government and agencies	$586	$—	$—	$586
Government-sponsored entities	1,429	5	(23)	1,411
Other	500	—	—	500
Total	$2,515	$5	$(23)	$2,497
___________________

(1)	All mortgage-backed securities are guaranteed by U.S. government agencies or Government-sponsored entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average yield is calculated based on average amortized cost which does not include the effect of unrealized changes in fair value that are reflected as a component of shareholders’ equity. The following table sets forth the maturities of investment securities available for sale, based on contractual maturity, and the weighted average yields of such securities as of December 31, 2011:

	U.S. government and agencies (1)			Government-sponsored entities (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$1,300	$1,303	0.54%	$5,849	$5,854	0.29%
After one, but within five years	—	—	—%	348,072	349,390	1.22%
After five, but within ten years	3,604	3,600	3.69%	22,760	22,841	1.66%
Greater than ten years	—	—	—%	4,124	4,123	1.31%
Total	$4,904	$4,903	2.85%	$380,805	$382,208	1.24%

	Corporate bonds (1)			Municipal bonds (1)
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield (3)
	(In thousands)
Within one year	$—	$—	—%	$12,000	$12,037	2.15%
After one, but within five years	—	—	—%	146,290	149,276	2.55%
After five, but within ten years	—	—	—%	32,483	33,115	3.03%
Greater than ten years	4,953	4,912	2.48%	6,188	6,247	3.93%
Total	$4,953	$4,912	2.48%	$196,961	$200,675	2.65%

	Mortgage-backed securities (2)			Other
	Amortized cost	Fair value	Weighted average yield	Amortized cost	Fair value	Weighted average yield
	(In thousands)
Within one year	$—	$—	—%	$474	$540	—%
After one, but within five years	4,623	4,734	3.80%	—	—	—%
After five, but within ten years	24,422	24,787	1.92%	—	—	—%
Greater than ten years	219,284	224,823	2.89%	—	—	—%
Total	$248,329	$254,344	2.81%	$474	$540	—%
___________________

(1)	Certain securities are callable before their final maturity.

(2)	Mortgage-backed securities are shown based on their final (contractual) maturity, but, due to prepayments and amortization, they are expected to have shorter lives.

(3)	Yield shown on a fully taxable equivalent (FTE) basis.
The weighted average remaining maturity at December 31, 2011 was 8.8 years for investment securities available for sale. As of December 31, 2011, $389.9 million of investment securities available for sale were callable before maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities available for sale that were sold during the following years:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds from sales	$162,728	$434,919	$304,822
Realized gains	1,406	3,867	5,962
Realized losses	(608)	(218)	(159)
The following table presents the proceeds from sales, gross realized gains and gross realized losses for securities held to maturity that were sold during the year ended December 31, 2010:

Year ended December 31, 2010
(In thousands)
Proceeds from sales	$507
Realized gains	5
Realized losses	(1)
During the fourth quarter of 2010, two debt securities from a non-bank affiliate's held to maturity portfolio, with an amortized cost of $0.5 million, were sold for a nominal gain, as disclosed in the table above. The sales were related to the non-bank affiliate's portfolio management program activities. As a result of the sales from the held to maturity portfolio, the Company has tainted this portfolio. Although immaterial to the Company's financial position, the Company reclassified the remaining held to maturity investments to available for sale or other investments as of January 1, 2011, and will not use the held to maturity classification for a period of two years.
The following tables set forth information regarding securities at December 31, 2011 and 2010 having temporary impairment, due to the fair values having declined below the amortized cost of the individual securities, and the time period that the investments have been temporarily impaired.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
December 31, 2011
Available for sale securities
U.S. government and agencies	$1,501	$(21)	$—	$—	$1,501	$(21)	1
Government-sponsored entities	72,031	(90)	140	—	72,171	(90)	12
Corporate bonds	4,913	(41)	—	—	4,913	(41)	1
Municipal bonds	7,030	(19)	—	—	7,030	(19)	5
Mortgage-backed securities	41,448	(361)	2,998	(27)	44,446	(388)	12
Other	129	(27)	29	(2)	158	(29)	21
Total	$127,052	$(559)	$3,167	$(29)	$130,219	$(588)	52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All of the U.S. government and agencies, government-sponsored entities, and mortgage-backed securities in the table above had a Standard and Poor's credit rating of AA+. All of the municipal bonds in the table above had Moody's credit ratings of at least A1. The corporate bond in the table above had a credit rating of BBB- from Standard and Poor's. The other securities in the table above consist of equity securities. At December 31, 2011, the Company does not consider these investments other-than-temporarily impaired because the decline in fair value on investments is primarily attributed to changes in interest rates and not credit quality.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	# of securities
	(In thousands)
December 31, 2010
Available for sale securities
U.S. government and agencies	$68,057	$(64)	$—	$—	$68,057	$(64)	9
Government-sponsored entities	119,175	(1,139)	—	—	119,175	(1,139)	26
Corporate bonds	13,647	(104)	—	—	13,647	(104)	3
Municipal bonds	59,785	(1,025)	—	—	59,785	(1,025)	48
Mortgage-backed securities	86,721	(1,429)	—	—	86,721	(1,429)	33
Other	12	(1)	94	(29)	106	(30)	18
Total	$347,397	$(3,762)	$94	$(29)	$347,491	$(3,791)	137

Held to maturity securities
Government-sponsored entities	$977	$(23)	$—	$—	$977	$(23)	5
At December 31, 2011 and 2010, the amount of investment securities in an unrealized loss position greater than 12 months as well as in total was not significant and was primarily due to movements in interest rates. The Company has no intent to sell any securities in an unrealized loss position at December 31, 2011 and it is not more likely than not that the Company would be forced to sell any of these securities prior to the full recovery of all unrealized loss amounts. Subsequent to December 31, 2011 and through the date of the filing of this Annual Report on Form 10-K, no securities were downgraded to below investment grade.
The Company had $22.3 million and $19.6 million in cost method investments included in other assets in the consolidated balance sheets at December 31, 2011 and 2010, respectively. Cost method investments may be temporarily impaired when the fair values decline below the amortized costs of the individual investments. There were $0.1 million of cost method investments with unrealized losses at December 31, 2011. There were no cost method investments with unrealized losses at December 31, 2010. The Company invests primarily in low income housing partnerships which generate tax credits. The Company also holds partnership interests in venture capital funds formed to provide financing to small businesses and to promote community development.
The following table presents the concentration of securities with any one issuer that exceeds ten percent of shareholders’ equity as of December 31, 2011:

	Amortized cost	Fair value
	(In thousands)
Federal National Mortgage Association	$256,914	$258,871
Government National Mortgage Association	160,035	164,321
Federal Home Loan Mortgage Corporation	114,090	114,737
Total	$531,039	$537,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	LOANS RECEIVABLE AND CREDIT QUALITY
The Bank's lending activities are conducted principally in New England, San Francisco Bay, Southern California, and the Pacific Northwest. The Bank originates single and multi-family residential loans, commercial real estate loans, commercial loans, construction and land loans, and home equity and other consumer loans. The Bank also purchases high quality residential mortgage loans as a way to increase volumes more efficiently. Most loans are secured by borrowers’ personal or business assets. The ability of the Bank's single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic conditions within the Bank's lending areas. Commercial, construction, and land borrowers’ ability to repay is generally dependent upon the health of the economy and real estate values, including the performance of the construction sector in particular. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changing conditions in the New England, San Francisco Bay, Southern California, and the Pacific Northwest economies and real estate markets.
Total loans include deferred loan fees/ (costs), net, of $3.2 million and $1.8 million of net deferred loan costs as of December 31, 2011 and 2010, respectively. Deferred loan fees/ (costs) include unamortized premiums or discounts related to mortgage loans purchased by the Bank. Also included in total loans is the unamortized loan fair market valuation discount related to an acquisition of an immaterial amount and $0.4 million as of December 31, 2011 and 2010, respectively. Mortgage loans serviced for others totaled $49.4 million and $55.1 million as of December 31, 2011 and 2010, respectively, and are not included in the total of the Company's loans.
In 2010, the Bank transferred $18.7 million of fixed rate residential second mortgage loans from its loan portfolio to the loans held for sale category. These loans were subsequently sold in 2010 for a $0.1 million net loss.
The following table presents a summary of the loan portfolio based on portfolio segment.

	As of December 31,
	2011	2010
	(In thousands)
Commercial and industrial	$687,102	$658,147
Commercial real estate	1,669,220	1,698,086
Construction and land	153,709	150,702
Residential	1,823,403	1,673,934
Home equity	143,698	158,430
Consumer and other	173,096	141,048
Total Loans	$4,650,228	$4,480,347
The following table presents nonaccrual loans receivable by class of receivable:

	As of December 31,
	2011	2010
	(In thousands)
Commercial and industrial	$3,759	$8,583
Commercial real estate	38,581	66,518
Construction and land (1)	7,772	15,323
Residential	17,513	14,111
Home equity	457	799
Consumer and other	27	131
Total	$68,109	$105,465
___________________

(1)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million as of December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank's policy is to discontinue the accrual of interest on a loan when the collectability of principal or interest is in doubt. In certain instances, although very infrequent, loans that have become 90 days or more past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. There was an immaterial amount of loans 90 days or more past due, but still accruing, as of December 31, 2011 and no loans 90 days or more past due, but still accruing, as of December 31, 2010. The Bank's general policy for returning a loan to accrual status requires the loan to be brought current and for the client to show a history of making timely payments (generally six months). For TDRs, a return to accrual status generally requires timely payments for a period of six months, along with meeting other criteria. TDRs are assessed on a case-by-case basis.
The following table presents an age analysis of loans receivable by class of receivable:

	As of December 31, 2011
	Accruing Past Due			Nonaccrual Loans
	30-59 Days Days Past Due	60-89 Days Days Past Due	Total Accruing Past Due (1)	Current Payment Status	30-89 Days Past Due	90 Days or Greater Past Due	Total Non- accrual Loans	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$1,284	$364	$1,648	$2,866	$566	$327	$3,759	$681,695	$687,102
Commercial real estate	6,779	2,136	8,915	32,096	2,310	4,175	38,581	1,621,724	1,669,220
Construction and land	48	26	106	4,825	172	2,775	7,772	145,831	153,709
Residential	8,997	5,410	14,407	7,236	1,849	8,428	17,513	1,791,483	1,823,403
Home equity	1,223	—	1,223	131	—	326	457	142,018	143,698
Consumer and other	689	1	690	3	—	24	27	172,379	173,096
Total	$19,020	$7,937	$26,989	$47,157	$4,897	$16,055	$68,109	$4,555,130	$4,650,228
___________________

(1)	Includes an additional $32 thousand of accruing construction and land loans that are 90 days or greater past due.

	As of December 31, 2010
	Accruing Past Due
	30-59 Days Days Past Due	60-89 Days Days Past Due	Total Accruing Past Due	Nonaccrual Loans (1) (2)	Current Accruing Loans	Total Loans Receivable
	(In thousands)
Commercial and industrial	$4,819	$2,637	$7,456	$8,583	$642,108	$658,147
Commercial real estate	4,463	5,983	10,446	66,518	1,621,122	1,698,086
Construction and land	—	—	—	15,323	135,379	150,702
Residential	6,050	503	6,553	14,111	1,653,270	1,673,934
Home equity	237	—	237	799	157,394	158,430
Consumer and other	19	34	53	131	140,864	141,048
Total	$15,588	$9,157	$24,745	$105,465	$4,350,137	$4,480,347
___________________
(1) Does not include a nonaccrual construction and land loan held for sale of $1.5 million as of December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.
(2) Of the $105.5 million of nonaccrual loans, $50.3 million, or 47%, had a current customer payment status, $12.3 million, or 12%, had a 30-89 day past due customer payment status, and $42.9 million, or 41%, had a customer payment status of more than 90 days past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nonaccruing and delinquent loans are affected by many factors, including economic and business conditions, such as interest rates and unemployment levels, real estate collateral values, among others. In periods of prolonged economic declines, borrowers may become more severely impacted over time as liquidity levels decline and the borrower's ability to continue to make payments deteriorates. With respect to real estate collateral values, the declines from the peak, as well as the value of the real estate at the time of origination versus the current value, can impact the level of problem loans. For instance, if the loan to value ratio at the time of renewal has increased due to the decline in the real estate value since origination, the loan may no longer meet the Bank's underwriting standards and not be renewed.
Generally when a commercial loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. In limited circumstances, an updated appraisal is obtained on residential and home equity loans that are past due. If the loan has not been updated to a performing status within a reasonable amount of time, the Bank continues to obtain newer appraisals, every 12 months or sooner, if deemed necessary, especially during periods of declining values. The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more.
Credit Quality Indicators
The Bank uses a risk rating system to monitor the credit quality of its loan portfolio. Loan classifications are assessments made by the Bank of the status of the loans based on the facts and circumstances known to the Bank, including management's judgment, at the time of assessment. Some or all of these classifications may change in the future if there are unexpected changes in the financial condition of the borrower, including but not limited to, changes resulting from continuing deterioration in general economic conditions on a national basis or in the local markets in which the Bank operates adversely affecting, among other things, real estate values. Such conditions, as well as other factors which adversely affect borrowers' ability to service or repay loans, typically result in changes in loan default and charge-off rates, and increased provisions for loan losses, which would adversely affect the Company's financial performance and financial condition. These circumstances are not entirely foreseeable and, as a result, it may not be possible to accurately reflect them in the Company's analysis of credit risk.
A summary of the rating system used by the Bank, reprinted here from Part II. Item 8. “Financial Statements and Supplementary Data—Note 1: Basis of Presentation and Summary of Significant Accounting Policies,” follows:
Acceptable or Pass - All loans graded as acceptable or pass are considered acceptable credit quality by the Bank and are grouped for purposes of calculating the allowance for loan losses. Only commercial loans, including commercial real estate, commercial and industrial loans, and construction and land loans are given a numerical grade. For residential, home equity and consumer loans, the Bank classifies loans as acceptable or pass unless there is known information such as delinquency or client requests for modifications which would then generally result in a risk rating such as special mention or more severe depending on the factors.
Special Mention - Loans rated in this category are defined as having potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank's credit position. These loans are currently protected but have the potential to deteriorate to a substandard rating. For commercial loans, the borrower's financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. In loans having this rating, the primary source of repayment is still good, but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy. In particular, loans in this category are considered more variable than other categories, since they will typically migrate through categories more quickly.
Substandard - Loans rated in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard credit has a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans may be either still accruing or nonaccruing depending upon the severity of the risk and other factors such as the value of the collateral, if any, and past due status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Doubtful - Loans rated in this category indicate that collection or liquidation in full on the basis of currently existing facts, conditions and values, is highly questionable and improbable. Loans in this category are usually on nonaccrual and classified as impaired.
The following table presents the loan portfolio's credit risk profile by internally assigned grade by class of financing receivable.

	As of December 31, 2011
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans	Total
	(In thousands)
Commercial and industrial	$641,831	$19,263	$22,249	$3,759	$687,102
Commercial real estate	1,454,786	112,748	63,105	38,581	1,669,220
Construction and land	131,205	10,978	3,754	7,772	153,709
Residential	1,798,635	—	7,255	17,513	1,823,403
Home equity	141,373	—	1,868	457	143,698
Consumer and other	172,927	132	10	27	173,096
Total	$4,340,757	$143,121	$98,241	$68,109	$4,650,228
___________________

(1)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income.

	As of December 31, 2010
	By Loan Grade or Nonaccrual Status
	Pass	Special Mention	Accruing Classified (1)	Nonaccrual Loans (2)	Total
	(In thousands)
Commercial and industrial	$601,364	$29,698	$18,502	$8,583	$658,147
Commercial real estate	1,420,682	135,605	75,281	66,518	1,698,086
Construction and land	115,056	18,083	2,240	15,323	150,702
Residential	1,658,656	196	971	14,111	1,673,934
Home equity	156,605	702	324	799	158,430
Consumer and other	137,466	3,331	120	131	141,048
Total	$4,089,829	$187,615	$97,438	$105,465	$4,480,347
___________________

(1)	Accruing classified loans include loans that are classified as substandard but are still accruing interest income.

(2)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million as of December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables presents, by class of receivable, the balance of impaired loans with and without a related allowance, the associated allowance for those impaired loans with a related allowance, and the total unpaid principal on impaired loans:

	As of and for the year ended December 31, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized while Impaired
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$5,595	$6,239	n/a	$6,437	$59
Commercial real estate	34,963	49,690	n/a	49,765	373
Construction and land	6,493	10,783	n/a	6,473	—
Residential	10,451	11,222	n/a	8,810	198
Home equity	326	360	n/a	745	—
Consumer and other	—	—	n/a	11	—
Subtotal	$57,828	$78,294	n/a	$72,241	$630

With an allowance recorded:
Commercial and industrial	$1,123	$1,137	$149	$748	$—
Commercial real estate	23,202	24,398	3,307	26,274	440
Construction and land	1,279	1,302	219	2,591	—
Residential	6,230	6,230	402	4,279	137
Home equity	131	131	131	131	6
Consumer and other	—	—	—	—	—
Subtotal	$31,965	$33,198	$4,208	$34,023	$583

Total:
Commercial and industrial	$6,718	$7,376	$149	$7,185	$59
Commercial real estate	58,165	74,088	3,307	76,039	813
Construction and land	7,772	12,085	219	9,064	—
Residential	16,681	17,452	402	13,089	335
Home equity	457	491	131	876	6
Consumer and other	—	—	—	11	—
Total	$89,793	$111,492	$4,208	$106,264	$1,213
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $18.2 million and historical non-accrual interest paid, which is applied to principal, of $3.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of and for the year ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$8,529	$9,340	n/a
Commercial real estate	52,794	75,203	n/a
Construction and land	11,291	14,808	n/a
Residential	6,619	6,898	n/a
Home equity	799	831	n/a
Consumer and other	—	—	n/a
Subtotal	$80,032	$107,080	n/a

With an allowance recorded:
Commercial and industrial	$54	$54	$54
Commercial real estate	16,736	18,028	3,174
Construction and land	4,032	4,773	1,067
Residential	3,823	3,823	332
Home equity	—	—	—
Consumer and other	—	—	—
Subtotal	$24,645	$26,678	$4,627

Total:
Commercial and industrial	$8,583	$9,394	$54
Commercial real estate	69,530	93,231	3,174
Construction and land	15,323	19,581	1,067
Residential	10,442	10,721	332
Home equity	799	831	—
Consumer and other	—	—	—
Total	$104,677	$133,758	$4,627
___________________

(1)	Recorded investment represents the client loan balance net of historical charge-offs of $26.4 million and historical non-accrual interest paid, which is applied to principal, of $2.6 million.
When management determines that it is probable that the Bank will not collect all principal and interest on loans in accordance with the original loan terms, as well as for all TDRs, the loan is designated as impaired.
For loans classified as impaired, while the loans were considered impaired, the Company recognized $1.2 million in interest income in 2011, $0.2 million in interest income in 2010, and no interest income in 2009. The average investment in impaired loans in 2011, 2010, and 2009 was $106.3 million, $106.0 million, and $67.8 million, respectively.
Loans that are designated as impaired require an analysis to determine the amount of impairment, if any. Impairment would be indicated as a result of the carrying value of the loan exceeding the estimated collateral value, less costs to sell, for collateral dependent loans or the net present value of the projected cash flow, discounted at the loan's contractual effective interest rate, for loans not considered to be collateral dependent. Generally, shortfalls in the analysis on collateral dependent loans would result in the impairment amount being charged-off to the allowance for loan losses. Shortfalls on cash flow dependent loans may be carried as specific allocations to the general reserve unless a known loss is determined to have occurred, in which case such known loss is charged-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loans in the held for sale category are carried at the lower of cost or estimated fair value in the aggregate and are excluded from the allowance for loan losses analysis.
The Bank may, under certain circumstances, restructure loans as a concession to borrowers who have experienced financial difficulty. Such loans are classified as TDRs and are included in impaired loans. TDRs typically result from the Company’s loss mitigation activities which, among other activities, could include rate reductions, payment extensions, and/or principal forgiveness. TDRs totaled $55.3 million and $20.1 million as of December 31, 2011 and 2010, respectively. Of the $55.3 million in TDR loans as of December 31, 2011, $27.4 million were on accrual status. Of the $20.1 million in TDR loans as of December 31, 2010, $4.0 million were on accrual status. As of December 31, 2011, the Company had $0.1 million in commitments to lend additional funds to debtors for loans whose terms had been modified in a troubled debt restructuring and no commitments to such debtors as of December 31, 2010.
Since all TDR loans are considered impaired loans, they are individually evaluated for impairment. The resulting impairment, if any, would have an impact on the allowance for loan losses as a specific reserve or charge-off. If, prior to the classification as a TDR, the loan was not impaired, there would have been a general reserve on the particular loan. Therefore depending upon the result of the impairment analysis, there could be an increase or decrease in the related allowance for loan losses. Many loans initially categorized as TDR are already on nonaccrual status and are already considered impaired. Therefore there is generally not a material change to the allowance for loan losses when a loan is categorized as a TDR. The following tables present the balance of troubled debt restructured loans that were restructured or defaulted during the periods indicated.

	As of and for the year ended December 31, 2011
	Restructured Current Year to Date			TDRs that defaulted in 2011 that were restructured in a TDR in 2011
	# of Loans	Pre-modification recorded investment	Post-modification recorded investment	# of Loans	Post-modification recorded investment
	(In thousands, except number of loans)
Commercial and industrial (1)	7	$5,983	$5,983	1	$125
Commercial real estate (2)	10	33,406	33,758	2	2,111
Construction and land (3)	2	4,452	3,852	—	—
Residential (4)	11	2,951	2,951	—	—
Home equity	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	30	$46,792	$46,544	3	$2,236
__________________

(1)
Represents the following concessions: extension of term (1 loan; recorded investment of $3.1 million); temporary rate reduction (1 loan; recorded investment of $0.2 million); or a combination of such concessions (5 loans; recorded investment of $2.7 million).

(2)
Represents the following concessions: temporary rate reduction (4 loans; recorded investment of $13.7 million); extension of term (1 loan; recorded investment of $1.0 million); or a combination of such concessions (5 loans; recorded investment of $19.1 million).

(3)	Represents the following concessions: extension of term (2 loans; recorded investment of $3.9 million).

(4)	Represents the following concessions: extension of term (1 loan; recorded investment of $2.0 million); temporary rate reduction (10 loans; recorded investment of $1.0 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Any loans to senior management, executive officers, and directors are made in the ordinary course of business, under normal credit terms, including interest rates and collateral requirements prevailing at the time of origination for comparable transactions with other persons and do not represent more than normal credit risk. Prior to the Bank merger, these type of loans were primarily made by the affiliate Banks to their directors or directors of BPFH. Many of these directors have or had long-term business and personal account relationships with the affiliate Banks which may include deposits, loans, and investment management and trust services. As a result of the Bank merger, the four affiliate Bank boards merged into one Bank board and many former affiliate Bank board members did not continue on with the merged Bank board. Although loans to these former directors may still be outstanding, they are included in the adjustment column in the following table. The remaining loan balance as of December 31, 2011 is related to one current member of BPFH's board. The Bank's current policy is generally not to originate these types of loans.
The following table presents a summary of the activity in loans to senior management, executive officers, and directors:

	For the year ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$38,164	$37,195
Additions	1,015	8,939
Repayments	(8)	(7,497)
Adjustments (1)	(29,687)	(473)
Balance at end of year	$9,484	$38,164
___________________

(1)
As explained in the preceding paragraph, the adjustment for 2011 is due to the merger of the four Banks into one combined Bank during 2011 which resulted in former directors' loans listed in the "Adjustments" row in the above totals. Adjustment for 2010 is for loans to directors who retired or resigned during the year.

In addition, less than 1% of the Company's loans as of December 31, 2011 and 2010 were extended by and managed by the Holding Company and a non-banking affiliate. Loans managed by the Holding Company and the non-banking affiliate totaled $1.5 million and $1.9 million as of December 31, 2011 and 2010, respectively. These loans were made at market rates and terms to certain principals of DGHM, DTC, and BOS as of December 31, 2011 and to certain principals of DGHM, DTC, Anchor, and BOS as of December 31, 2010.

8.	ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is reported as a reduction of outstanding loan balances, and totaled $96.1 million and $98.4 million at December 31, 2011 and 2010, respectively. The following tables summarize the changes in the allowance for loan losses for the periods indicated:

At and for the year ended December 31, 2011
(In thousands)
Allowance for loan losses, beginning of year:
Commercial and industrial	$13,438
Commercial real estate	65,760
Construction and land	6,875
Residential mortgage	7,449
Home equity	1,231
Consumer and other	1,478
Unallocated	2,172
Total allowance for loan losses, beginning of year	98,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At and for the year ended December 31, 2011
(In thousands)

Provision/ (credit) for loan losses:
Commercial and industrial	(2,219)
Commercial real estate	11,718
Construction and land	(901)
Residential mortgage	3,244
Home equity	1,183
Consumer and other	333
Unallocated	(198)
Total provision for loan losses	13,160
Loans charged-off:
Commercial and industrial	(3,257)
Commercial real estate	(16,521)
Construction and land	(4,530)
Residential mortgage	(1,507)
Home equity	(891)
Consumer and other	(718)
Total charge-offs	(27,424)
Recoveries on loans previously charged-off:
Commercial and industrial	4,201
Commercial real estate	2,668
Construction and land	4,938
Residential mortgage	100
Home equity	12
Consumer and other	56
Total recoveries	11,975
Allowance for loan losses at December 31, 2011 (end of year):
Commercial and industrial	12,163
Commercial real estate	63,625
Construction and land	6,382
Residential mortgage	9,286
Home equity	1,535
Consumer and other	1,149
Unallocated	1,974
Total allowance for loan losses at December 31, 2011 (end of year)	$96,114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At and for the year ended December 31,
	2010	2009
	(In thousands)
Allowance for loan losses, beginning of year	$68,444	$64,091
Provision for loan losses	87,178	44,959
Charge-offs	(66,739)	(41,934)
Recoveries	9,520	1,328
Allowance for loan losses, end of year	$98,403	$68,444
The following tables show the Company's allowance for loan losses and loan portfolio at December 31, 2011 and 2010 by portfolio segment, disaggregated by method of impairment analysis. The Company had no loans acquired with deteriorated credit quality at December 31, 2011 or 2010.

	Commercial and industrial	Commercial real estate	Construction and land	Residential mortgage
	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$12,014	$60,318	$6,163	$8,884
Loans individually evaluated	149	3,307	219	402
Total allowance for loan losses	$12,163	$63,625	$6,382	$9,286

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$680,384	$1,611,055	$145,937	$1,806,722
Loans individually evaluated	6,718	58,165	7,772	16,681
Total Loans	$687,102	$1,669,220	$153,709	$1,823,403

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2011 attributable to:
Loans collectively evaluated	$1,404	$1,149	$1,974	$91,906
Loans individually evaluated	131	—	—	4,208
Total allowance for loan losses	$1,535	$1,149	$1,974	$96,114

Recorded investment (loan balance) at December 31, 2011:
Loans collectively evaluated	$143,241	$173,096	$—	$4,560,435
Loans individually evaluated	457	—	—	89,793
Total Loans	$143,698	$173,096	$—	$4,650,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Commercial and industrial	Commercial real estate	Construction and land (1)	Residential mortgage
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated	$13,384	$62,586	$5,808	$7,117
Loans individually evaluated	54	3,174	1,067	332
Total allowance for loan losses	$13,438	$65,760	$6,875	$7,449

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated	$649,564	$1,628,556	$135,379	$1,663,492
Loans individually evaluated	8,583	69,530	15,323	10,442
Total Loans	$658,147	$1,698,086	$150,702	$1,673,934

	Home equity	Consumer and other	Unallocated	Total
(Continued from above)	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans collectively evaluated	$1,231	$1,478	$2,172	$93,776
Loans individually evaluated	—	—	—	4,627
Total allowance for loan losses	$1,231	$1,478	$2,172	$98,403

Recorded investment (loan balance) at December 31, 2010:
Loans collectively evaluated	$157,631	$141,048	$—	$4,375,670
Loans individually evaluated	799	—	—	104,677
Total Loans	$158,430	$141,048	$—	$4,480,347
___________________

(1)
Does not include a nonaccrual construction and land loan held for sale of $1.5 million at December 31, 2010. This loan was the one remaining loan in the Company's non-strategic Southern California loans held for sale portfolio.

9.	DERIVATIVES AND HEDGING ACTIVITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2011 and December 31, 2010.

	December 31, 2011				December 31, 2010
	Asset derivatives		Liability derivatives		Asset derivatives		Liability derivatives
	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)	Balance sheet location	Fair value (2)
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$(5,308)	Other assets	$—	Other liabilities	$(2,342)
Derivatives not designated as hedging instruments:
Interest rate products (1)	Other assets	4,207	Other assets	(4,366)	Other assets	4,862	Other assets	(5,049)
Foreign exchange contracts (1)	Other assets	7	Other assets	(7)	Other assets	130	Other assets	(130)
Total		$4,214		$(9,681)		$4,992		$(7,521)
___________________

(1)
Interest rate products and foreign exchange contracts derivative liabilities are netted with interest rate products and foreign exchange contacts derivative assets within other assets in the consolidated balance sheets.

(2)	For additional details, see Part II. Item 8. “Financial Statements and Supplementary Data-Note 22: Fair Value.”
The table below present the effect of the Company's derivative financial instruments in the consolidated statement of operations for the years ended December 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Years Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)Years Ended December 31,
	2011	2010		2011	2010
(In thousands)
Interest rate products	$(4,839)	$(2,254)	Interest Income	$(1,873)	$2,516
			Other income/expense	—	(5)
Total	$(4,839)	$(2,254)		$(1,873)	$2,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash Flow Hedges of Interest Rate Risk
The Company's objective in using derivatives is to add stability to interest income and expense and to manage the risk related to exposure to changes in interest rates. To accomplish this objective, the Company has entered into an interest rate floor and an interest rate swap as part of its interest rate risk management strategy. The Bank entered into a $100 million prime-based interest rate floor (the “Floor”) to protect against movements in interest rates below the Floor's strike rate of 6.5% over the life of the agreement. The Floor had an effective date of November 1, 2005, and matured on November 1, 2010. Therefore, there is no impact to the consolidated statement of operations for the year ending December 31, 2011 related to the Floor. The Floor hedged the variable cash flows associated with existing variable-rate loan assets that are based on the prime rate (“Prime”). For accounting purposes, the Floor was designated as a cash flow hedge of the overall changes in cash flows on the first Prime-based interest payments received by the Bank each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the Floor. The Holding Company also entered into an interest rate swap in the second quarter of 2010 with a notional amount of $75 million related to the Holding Company's cash outflows associated with the subordinated debt related to trust preferred securities to protect against rising London Interbank Offered Rate (“LIBOR”). The interest rate swap had an effective date of December 30, 2010 and a term of five years. As of December 30, 2010, the subordinated debt switched from a fixed rate of 6.25% to a variable rate of three-month LIBOR plus 1.68%. The interest rate swap effectively fixed the Holding Company's interest rate payments on the $75 million of debt at 4.45%.
The Company uses the “Hypothetical Derivative Method” described in ASC 815, Derivatives and Hedging (“ASC 815”), for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. Under this method, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified to earnings in interest and dividend income when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of operations as part of fees and other income. The Holding Company did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2011 and 2010. The Bank did not have any hedge ineffectiveness recognized in earnings during the year ended December 31, 2010. The Holding Company and the Bank also monitor the risk of counterparty default on an ongoing basis.
A portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are made or received on the Holding Company's interest rate swap. During the next year ending December 31, 2012, the Holding Company estimates that $1.6 million will be reclassified as an increase in interest expense.
During the year ended December 31, 2010, the Bank accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transaction relating to the Bank's previously designated interest rate floor becoming no longer probable of occurring. The accelerated amount was an immaterial loss for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from two different services the Bank provides to qualified commercial clients. The Bank offers certain derivative products directly to such clients. The Bank economically hedges derivative transactions executed with commercial clients by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of these programs are not designated in ASC 815-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in the consolidated statement of operations in other income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), of less than $0.1 million in earnings for the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010, the Bank had 12 and 18 interest rate swaps with an aggregate notional amount of $102.7 million and $182.3 million, respectively, related to this program. As of December 31, 2011 and 2010, the Bank also had two and 19, respectively, foreign currency exchange contracts with notional amounts of $0.2 million and $8.3 million, respectively, related to this program.
The table below presents the effect of the Company's derivative financial instruments, not designated as hedging instruments, in the consolidated statement of operations for the years ended December 31, 2011 and 2010.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss), Net, Recognized in Income on Derivative Years Ended December 31,
		2011	2010
		(In thousands)
Interest rate products	Other income/expense	$29	$(59)
Foreign exchange contracts	Other income/expense	34	25
Total		$63	$(34)
The Holding Company and the Bank have agreements with their derivative counterparties that contain provisions where, if the Holding Company or Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Holding Company or the Bank could also be declared in default on its derivative obligations. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2011 and December 31, 2010.
The Holding Company and the Bank also have agreements with certain of its derivative counterparties that contain provisions where, if the Holding Company or Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Holding Company or the Bank would be required to settle its obligations under the agreements. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2011 and 2010.
Certain of the Holding Company and the Bank's agreements with its derivative counterparties contain provisions where if specified events or conditions occur that materially change the Holding Company's or the Bank's creditworthiness in an adverse manner, the Holding Company or the Bank may be required to fully collateralize its obligations under the derivative instruments. The Holding Company and the Bank were in compliance with these provisions as of December 31, 2011 and 2010.
As of December 31, 2011 and 2010, the termination amounts related to collateral determinations of derivatives in a liability position was $9.9 million and $7.6 million, respectively. The Holding Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $8.0 million and $6.7 million as of December 31, 2011 and 2010, respectively, against its obligation under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	As of December 31,
	2011	2010
	(In thousands)
Leasehold improvements	$35,081	$30,394
Furniture, fixtures, and equipment	37,993	35,630
Buildings	4,263	4,276
Land	374	374
Subtotal	77,711	70,674
Less: accumulated depreciation and amortization	48,358	44,032
Premises and equipment, net	$29,353	$26,642
Depreciation and amortization expense related to premises and equipment was $6.3 million, $6.1 million, and $5.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.
The Company is obligated for minimum payments under non-cancelable operating leases. In accordance with the terms of these leases, the Company is currently committed to minimum annual payments as follows:

Minimum lease payments
(In thousands)
2012	$12,937
2013	11,364
2014	11,115
2015	7,378
2016	6,332
Thereafter	23,537
Total	$72,663
Additionally, the Company remains a guarantor on a non-cancelable operating lease for a divested affiliate through 2016. Minimum lease payments on this lease are $0.7 million for each of the years 2012, 2013, 2014, and 2015; and $0.5 million for 2016.
Rent expense for the years ended December 31, 2011, 2010, and 2009 was $14.9 million, $13.6 million, and $13.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following tables detail the changes in the carrying value of goodwill:

	Balance at December 31, 2010	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2011
	(In thousands)
Goodwill
Private Banking	$2,403	$—	$—	$—	$2,403
Investment Management	66,981	—	—	(26)	66,955
Wealth Advisory	45,667	—	—	13	45,680
Total goodwill	$115,051	$—	$—	$(13)	$115,038

	Balance at December 31, 2009	Acquisitions	Impairment	Other adjustments	Balance at December 31, 2010
	(In thousands)
Goodwill
Private Banking	$2,403	$—	$—	$—	$2,403
Investment Management	62,664	4,317	—	—	66,981
Wealth Advisory	43,625	2,038	—	4	45,667
Total goodwill	$108,692	$6,355	$—	$4	$115,051
The following tables detail total goodwill and the cumulative impairment charges thereon as of December 31, 2011 and 2010:

	Goodwill prior to impairment	Cumulative goodwill impairment	Goodwill
	(In thousands)
Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,216	(50,261)	66,955
Wealth Advisory	47,120	(1,440)	45,680
Total goodwill at December 31, 2011	$250,917	$(135,879)	$115,038

Private Banking	$86,581	$(84,178)	$2,403
Investment Management	117,242	(50,261)	66,981
Wealth Advisory	47,107	(1,440)	45,667
Equity method investees	3,456	(3,456)	—
Total goodwill at December 31, 2010	$254,386	$(139,335)	$115,051
In 2011 and 2010, the Company recognized additional goodwill of none and $6.4 million, respectively. The 2010 additional goodwill was due to contingent consideration payments at Anchor and DTC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For tax purposes, the goodwill relating to BOS, KLS, and DTC of $45.7 million at December 31, 2011 and 2010, is expected to be deductible.
ASC 350 requires the Company to test goodwill and intangible assets for impairment on an annual basis and in between annual dates if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In addition, management evaluated the relationship of aggregate fair values of its reporting units to the Company's overall market capitalization and book values during each quarter of 2011 and 2010.
2011 and 2010 Goodwill and Intangibles Impairment
Management completed its annual goodwill and intangibles impairment testing during the fourth quarters of 2011 and 2010. The estimated fair value for all reporting units exceeded the carrying value, which resulted in no goodwill or intangible asset impairment charges. Recent declines in AUM at some of the Company's non-banking affiliates and related revenue losses could potentially lead to future impairment.
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
To reach this impairment conclusion, the Company performed a detailed two-step goodwill impairment analysis at DTC. The following describes the details of this testing:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets
The following table shows the gross and net carrying amounts of identifiable intangible assets at December 31, 2011 and 2010:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Advisory contracts	$53,135	$26,213	$26,922	$53,721	$21,902	$31,819
Core deposit intangibles	1,043	1,043	—	1,043	745	298
Employment agreements	3,977	3,466	511	3,977	3,168	809
Trade names and other	2,890	—	2,890	2,890	—	2,890
Mortgage servicing rights	649	410	239	649	304	345
Total	$61,694	$31,132	$30,562	$62,280	$26,119	$36,161
The Company did not recognize any additional identifiable intangible assets in 2011 or 2010.
Management reviews, and adjusts if necessary, intangible asset amortization schedules to ensure that the remaining life on the amortization schedule accurately reflects the useful life of the intangible asset. Consolidated expense related to intangible assets subject to amortization was $5.0 million, $5.3 million, and $8.3 million for 2011, 2010, and 2009, respectively. The estimated annual amortization expense for these identifiable intangibles over the next five years is:

Estimated intangible amortization expense
(In thousands)
2012	$4,555
2013	4,362
2014	4,191
2015	4,107
2016	3,473

12.	DEPOSITS
Deposits are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Demand deposits (non-interest bearing)	$1,117,350	$972,927
NOW	467,535	415,528
Savings	58,074	172,588
Money market	1,966,073	1,829,881
Certificates of deposit under $100,000 (1)	227,000	275,345
Certificates of deposit $100,000 or greater	694,379	820,457
Total	$4,530,411	$4,486,726
___________________
 (1)    Includes brokered CDs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certificates of deposit had the following schedule of maturities:

	December 31,
	2011	2010
	(In thousands)
Less than 3 months remaining	$377,725	$437,711
3 to 6 months remaining	219,222	248,042
6 to 12 months remaining	209,719	252,430
1 to 3 years remaining	65,760	121,277
3 to 5 years remaining	32,681	16,038
More than 5 years remaining	16,272	20,304
Total	$921,379	$1,095,802
Interest expense on certificates of deposit $100,000 or greater was $7.2 million, $11.4 million and $18.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, $0.5 million and $9.6 million, respectively, of overdrawn deposit accounts was reclassified to loans.

13.	FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston. As a member of the FHLB of Boston, the Bank has access to short- and long-term borrowings. Borrowings from the FHLB are secured by the Bank's stock investment in the FHLB and a blanket lien on “qualified collateral” defined principally as a percentage of the principal balance of certain types of mortgage loans. The percentage of collateral allowed varies between 15% and 83% based on the type of underlying collateral. As of December 31, 2011, the Bank had $521.8 million of borrowings outstanding and available credit of $509.5 million. The Bank had no federal funds borrowings outstanding at December 31, 2011.
As a member of the FHLB, the Bank is required to own FHLB stock based on a percentage of outstanding advances in addition to a membership stock ownership requirement. Prior to the 2011 merger of the Banks, each of the Banks was a member of its local FHLB located in either Boston, Seattle, or San Francisco. At the time of the merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed.
The Bank is required to own FHLB stock at least equal to 4.0% to 4.7% of outstanding advances depending on the individual FHLB membership. FHLB stock owned in excess of the minimum requirements can be redeemed at par upon request by a member but may be subject to a waiting period, as discussed above. The FHLB redeems excess stock at its option at par from time to time. The Bank may not redeem additional purchases of stock prior to a five year minimum holding period.
As of December 31, 2011 and 2010, the Bank's FHLB stock holdings totaled $43.7 million and $45.8 million, respectively, of which $29.6 million was invested in the FHLB of Boston at both dates. The Bank's investment in FHLB stock is recorded at cost and is redeemable at par. In recent years, the FHLBs have paid little or no dividends as they are focusing on increasing capital in response to economic and financial difficulties.
At each period end, the Company evaluates its investments in the respective FHLB's stock for other-than-temporary impairment based on publicly available financial information on the respective FHLBs. The Company has concluded that based on the following considerations the FHLB stock is not other-than-temporarily impaired: the Company's evaluation of the underlying investments, including the long-term nature of the investments; the liquidity position of the respective FHLBs; the actions taken by the respective FHLBs to address their regulatory situations; the 2011 and 2010 net income reported by the respective FHLBs; and the recent redemptions at par of a portion of San Francisco FHLB stock held by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of borrowings from the FHLBs is as follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
Within 1 year	$125,977	2.65%	$120,076	3.67%
Over 1 to 2 years	70,199	3.97%	126,448	2.66%
Over 2 to 3 years	51,320	3.28%	121,807	2.74%
Over 3 to 5 years	187,252	2.73%	132,982	3.21%
Over 5 years	87,079	3.33%	74,369	4.03%
Total	$521,827	3.03%	$575,682	3.19%
As of December 31, 2011, $57.0 million of the FHLB borrowings are callable by the FHLB prior to maturity.

14.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	Federal Funds Purchased	Securities Sold Under Agreement to Repurchase
	(In thousands)
2011
Outstanding at end of year	$—	$130,791
Maximum outstanding at any month-end	—	134,257
Average balance for the year	9	135,134
Weighted average rate at end of year	—%	1.30%
Weighted average rate paid for the year	0.68%	1.45%
2010
Outstanding at end of year	$—	$258,598
Maximum outstanding at any month-end	30,000	258,598
Average balance for the year	192	121,170
Weighted average rate at end of year	—%	1.03%
Weighted average rate paid for the year	0.31%	1.89%
2009
Outstanding at end of year	$—	$243,377
Maximum outstanding at any month-end	65,000	243,377
Average balance for the year	9,455	182,592
Weighted average rate at end of year	—%	1.78%
Weighted average rate paid for the year	0.26%	1.80%
The federal funds purchased generally mature within 30 days of the transaction date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchase agreements are generally linked to commercial demand deposit accounts with an overnight sweep feature. In a repurchase agreement transaction, the Bank will generally sell an investment security, agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and repurchase price is the cost of the use of the proceeds, or interest expense. The investment securities underlying these agreements may be delivered to securities dealers who arrange such transactions as collateral for the repurchase obligation. Repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Company's consolidated balance sheets. The securities underlying the agreements remain under the Company's control. Investment securities with a fair value of $156.3 million and $322.6 million were pledged as collateral for the securities sold under agreements to repurchase at December 31, 2011 and 2010, respectively.
As of December 31, 2011, the Bank had unused federal funds lines with correspondent banks of $211.0 million.

15.	JUNIOR SUBORDINATED DEBENTURES
The schedule below presents the detail of the Company's junior subordinated debentures:

	December 31,
	2011	2010
	(In thousands)
Boston Private Capital Trust II junior subordinated debentures	$103,093	$103,093
Boston Private Capital Trust I junior subordinated debentures	52,155	63,747
Gibraltar junior subordinated debentures	16,495	16,495
FPB junior subordinated debentures	6,186	6,186
Charter junior subordinated debentures	4,124	4,124
Total	$182,053	$193,645
All of the Company's junior subordinated debentures mature in more than five years.
Boston Private Capital Trust II junior subordinated debentures
In September, 2005, the Company and Boston Private Capital Trust II, a Delaware statutory trust (“Trust II”) entered into a Purchase Agreement for the sale of $100 million of trust preferred securities issued by Trust II and guaranteed by the Company on a subordinated basis. Trust II's preferred securities pay interest quarterly and had an annual distribution rate of 6.25% up to, but not including, December 30, 2010. Subsequently, Trust II's preferred securities converted to a floating rate of a three-month LIBOR plus 1.68%, provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. At December 31, 2010, the interest rate for the Trust II's preferred securities was 2.26%. The Company entered into an interest rate swap agreement beginning on December 30, 2010 to hedge the floating rate for a portion of this security. See Part II. Item 8. "Financial Statements and Supplementary Data - Note 9: Derivatives" for additional details.
Each of the Trust II preferred securities represents an undivided beneficial interest in the assets of Trust II. The Company owns all of Trust II's common securities. Trust II's only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as Trust II's preferred securities.
The junior subordinated debentures mature on December 30, 2035 and became redeemable after December 30, 2010.
The Company has the following covenants with regard to Trust II:

•	for so long as Trust II's preferred securities remain outstanding, the Company shall maintain 100% ownership of the Trust II's common securities;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2011 and 2010, the Company was in compliance with the above covenants.
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
In 2009, the Company repurchased $44.5 million of the Trust I's convertible trust preferred securities, recognizing a pre-tax gain on repurchase of $18.3 million.
In 2011, the Company repurchased $11.6 million of the Trust I's convertible trust preferred securities, recognizing a pre-tax gain on repurchase of $4.2 million.
Each of the convertible trust preferred securities represents an undivided beneficial interest in the assets of Trust I. The Company owns all of Trust I's common securities. Trust I's only assets will be the junior subordinated debentures issued to it by the Company on substantially the same payment terms as the convertible trust preferred securities.
The initial conversion ratio was 1.5151 shares of the Company's common stock, $1.00 par value, for each trust preferred security (equivalent to a conversion price of approximately $33.00 per share), subject to adjustment as described in the offering memorandum. The conversion ratio at December 31, 2011 was 1.5375. The trust preferred securities were not redeemable prior to October 1, 2009, except upon the occurrence of certain special events. The trust preferred securities may be redeemed in whole at any time or in part from time to time on or after October 1, 2009 if the closing price of BPFH’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the trading day prior to the mailing of the redemption notice exceeds 130% of the then prevailing conversion price of the trust preferred securities. Assuming the remaining $48.9 million liquidation amount of convertible trust preferred securities are converted, the Company would issue approximately 1,503,876 shares of common stock, based on the December 31, 2011 conversion ratio.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2011 and 2010, the Company was in compliance with the above covenants.
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
Gibraltar junior subordinated debentures
The Company, through the acquisition of Gibraltar and the Gibraltar Financial Statutory Trust I, assumed the outstanding amount of Gibraltar's junior subordinated debentures of $16 million. The junior subordinated debentures assumed are a liability of the Holding Company. The disposition of Gibraltar in 2009 had no impact on these debentures or the Company's ownership of the Gibraltar Financial Statutory Trust I. The trust preferred securities pay interest quarterly at a floating rate based on the three-month LIBOR plus a margin of 2.27%; provided, however, that the interest rate does not exceed the highest rate permitted by New York law, and may be modified by the U.S. law of general application. The interest rate on December 31, 2011 was 2.77% based on the three-month LIBOR as of November 21, 2011. The junior subordinated debentures will mature on February 23, 2035, and are currently redeemable.
FPB junior subordinated debentures
The Company, through the acquisition of FPB and the First State (CA) Statutory Trust I, assumed the outstanding amount of FPB's junior subordinated debentures of $6 million. The junior subordinated debentures assumed are a liability of the Holding Company. The trust preferred securities have a floating rate based on the three-month LIBOR plus a margin of 3.15% with a maximum rate of 11.75% and pay interest quarterly. The interest rate on December 31, 2011 was 3.72% based on the three-month LIBOR as of December 22, 2011. The junior subordinated debentures will mature on March 26, 2033, and they may be redeemed, in whole or in part from time to time, upon the occurrence and continuation of certain special events.
Charter junior subordinated debentures
The Company, through the acquisition of Charter and the Charter Financial Trust I, assumed the outstanding amount of Charter's junior subordinated debentures of $4 million. The junior subordinated debentures assumed are a liability of the Holding Company. The trust preferred securities pay interest quarterly at a floating rate based on the three-month LIBOR plus a margin of 2.85%. The interest rate on December 31, 2011 was 3.25% based on the three-month LIBOR as of October 13, 2011. The junior subordinated debentures will mature on January 7, 2034, and are currently redeemable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On March 1, 2005, the the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the Federal Reserve announced the adoption of a final rule that delayed until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier I capital elements, net of goodwill. The Company has calculated the Tier I leverage and Tier I risk-based capital ratios at December 31, 2011 based on these newly effective regulations.
Contingent Convertible Senior Notes
During 2009, the Company repurchased the remaining $52.4 million of its Convertible Senior Notes due 2027 (the "Notes"), and recognized a $0.4 million gain on the repurchase.
The $287.5 million in Notes were initially sold to Merrill Lynch & Co., and RBC Capital Markets pursuant to Rule 144A under the Securities Act of 1933, as amended, in July 2007. The net proceeds from the offering, after deducting the initial purchasers’ discount of $2.9 million, or 1% of the total Notes, and the estimated offering expenses payable by the Company, was approximately $284.1 million. The Notes were senior, unsecured obligations of the Company and paid interest at 3.0%.

16.	NONCONTROLLING INTERESTS
At the Company, noncontrolling interests typically consist of equity owned by management of the Company's respective majority-owned affiliates. Net income attributable to noncontrolling interests in the consolidated statements of operations represents the net income allocated to the noncontrolling interest owners of the affiliates. Net income allocated to the noncontrolling interest owners was $3.2 million, $2.6 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. To the extent that the increase in the estimated maximum redemption amounts exceeds the net income attributable to the noncontrolling interests, such excess reduces net income available to common shareholders for purposes of EPS computations.
Noncontrolling interests which are not redeemable as provided in ASC 480 are included in shareholders’ equity in the consolidated balance sheets, and include the capital and undistributed profits owned by the noncontrolling partner. The Company did not have any noncontrolling interests included in shareholder's equity at December 31, 2011 and 2010.
Each affiliate operating agreement provides the Company and/or the noncontrolling interests with contingent call or put redemption features used for the orderly transfer of noncontrolling equity interests between the affiliate minority shareholders and the Company at fair value. Fair value is generally defined in the operating agreements as a multiple of earnings before interest, taxes, depreciation, and amortization. The aggregate amount of such redeemable noncontrolling interests at the estimated maximum redemption amounts of $21.7 million and $19.6 million are included in the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively. The Company may pay for the purchases of these noncontrolling interests in cash, shares of the Company's common stock, or other forms of consideration dependent on the operating agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the contractually determined maximum redemption values to repurchase the noncontrolling interests as of December 31, 2011 and 2010.

	December 31,
	2011	2010
	(In thousands)
Anchor	$12,089	$10,723
BOS	5,873	5,613
DTC	1,924	1,866
DGHM	1,805	1,396
	$21,691	$19,598
The following is a summary, by individual affiliate, of the terms of the put and call options:
Anchor
The Company, through its acquisition of Anchor, acquired approximately an 80% interest in each of Anchor Capital Advisors and Anchor Russell on June 1, 2006. Anchor Capital Advisors and Anchor Russell management and employees, respectively, own the remaining 20% noncontrolling equity interests of each firm. The purchase agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the Anchor Capital and Anchor Russell minority shareholders at fair value, with appraisal rights for all parties. Certain events, such as death, disability, retirement, resignation or termination may result in repurchase of the noncontrolling equity interests by the Company at the then fair value. These noncontrolling equity interests have a five-year vesting period. Beginning six months after vesting, a holder of noncontrolling equity interests may put up to 10% of his or her outstanding equity interests annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the holder of the noncontrolling equity interests. Holders of noncontrolling equity interests must retain 50% of their total outstanding units until such time as they leave the firm. The contractually determined maximum redemption value to repurchase the remaining 20% of Anchor's and Anchor Russell's noncontrolling equity interests is approximately $12.1 million and $10.7 million, as of December 31, 2011 and 2010, respectively.
BOS
The Company acquired approximately a 70% interest in BOS through a series of purchases dating back to February 5, 2004. The BOS operating agreement provides for, upon the occurrence of certain events, various puts, calls, restrictions, and limitations on the transfer of noncontrolling equity interests, including certain purchase rights of noncontrolling equity interests at fair value.
The BOS operating agreement describes a procedure for the orderly transfer of noncontrolling equity interests between the BOS minority shareholders and the Company at fair value, with appraisal rights for all parties. The contractually determined maximum redemption value to repurchase the contractually obligated number of noncontrolling equity interests held by the noncontrolling interests is approximately $5.9 million and $5.6 million as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DTC
The Company acquired approximately a 70% interest in DTC on February 1, 2008. DTC management and employees own the remaining 30% interest in the firm. The purchase agreement describes a procedure for the orderly transfer of shares between the Company and DTC noncontrolling equity interests at fair value. Certain events, such as death, incapacity, retirement, bankruptcy, resignation or termination may result in repurchase of noncontrolling equity interests by the Company at the then fair value. The purchase agreements provide a formulaic mechanism to determine fair value. The contractually determined maximum redemption value to repurchase the remaining 30% of DTC's noncontrolling equity interests is approximately $1.9 million as of December 31, 2011 and 2010. On February 3, 2012, the Company announced the sale of DTC. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions and regulatory approval. For additional information on the sale, see Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events."
DGHM
The Company acquired an 80% interest in DGHM on February 6, 2004. DGHM management and employees own the remaining 20% interest in DGHM. The agreement describes a process for the orderly transfer of noncontrolling equity interests between the Company and the DGHM minority shareholders at fair value, with appraisal rights for all parties. Certain events, such as a change in control, death, disability, retirement, resignation or termination may result in repurchase of the LLC units by the Company at the then fair value. DGHM noncontrolling equity interests’ units vest after five years. Beginning six months after vesting, a minority shareholder may put up to 10%-20% of his or her outstanding units annually to the Company. The six-month holding period ensures the risks and rewards of ownership are transferred to the noncontrolling equity interests. Beginning in December 2009, the Company has an annual call right under which it may elect to repurchase 10-20% of the non-management and management members’ vested units. No more than 40% of the outstanding noncontrolling equity interests’ units can be put in any one year. Certain key members of DGHM management are contractually obligated to retain 50% of their noncontrolling equity interests until such time as they leave the firm. The contractually determined maximum redemption value to repurchase the remaining 20% of DGHM's equity is approximately $1.8 million and $1.4 million as of December 31, 2011 and 2010, respectively.
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
The following table is an analysis of the Company's redeemable noncontrolling interests for the periods indicated:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$19,598	$51,850	$50,167
Net income attributable to noncontrolling interests	3,216	2,614	3,649
Distributions	(2,149)	(2,194)	(2,663)
KLS acquisition	—	(29,691)	—
Adjustment to fair value	1,026	(2,981)	697
Balance at end of year	$21,691	$19,598	$51,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	EQUITY
Preferred Stock
The Company had one class of preferred stock outstanding at December 31, 2011 and 2010 - its Series B Preferred stock. During 2010, the Company repurchased its Series C Preferred stock. These two classes of preferred stock are described in this section. Preferred shares rank on parity with other classes or series of preferred shares and senior to any common shares with respect to dividends and upon liquidation or winding up of the Company. Of the 2.0 million preferred shares authorized for issuance, 401 shares are currently outstanding and all the rest are available for future issuance.
On July 29, 2008, the Company issued approximately 401 shares of Series B Preferred stock with a liquidation preference of $100,000 per share as part of an investment agreement with The Carlyle Group (“Carlyle”). The Company received approximately $75 million in capital. Under that agreement, Carlyle was issued Series A Preferred stock, Series B Preferred stock, as discussed here and in the following paragraphs, and warrants to purchase shares of common stock, as discussed below at “Warrants to purchase common stock.” The Series A Preferred stock has since been converted into common stock, and the 350 shares of Series A Preferred Stock were canceled.
The Series B Preferred stock has a par value of $1.00 per share, is convertible into approximately 7.3 million shares of common stock at $5.52 per share, and participates in dividends payable in common stock on an as-converted basis. There are no mandatory redemption features and preferred shareholders have no rights to require redemption. The conversion price is able to be adjusted upon various changes in outstanding shares of the Company such as the declaration of stock dividends, stock splits, issuance of stock purchase rights, self-tender offers, or a rights plan.
The Series B Preferred stock initially was recorded at a discount due to the beneficial conversion feature, or the difference between the Series B Preferred stock's fair value and its allocated portion of the net proceeds received from Carlyle, as divided among the three types of equity issued. That beneficial conversion feature was accreted over the period from issuance until the Series B Preferred stock became convertible as of December 31, 2009. The accretion of the beneficial conversion feature on the Series B Preferred stock was recorded as a non-cash transaction which increased preferred stock and reduced additional paid-in capital and income available to common shareholders.
On November 21, 2008, the Company issued 154,000 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred”) as part of an investment agreement with the U.S. Department of the Treasury (the “Treasury”) (the “TARP agreement”). The Company received in exchange $154 million. The TARP agreement was entered into under the Capital Purchase Program (“CPP”), which is a component of the Troubled Asset Relief Program (“TARP”) which in turn was created under the Emergency Economic Stabilization Act of 2008. Under the TARP agreement, the Company issued the Series C Preferred stock, as discussed here and in the following paragraphs, and warrants to purchase shares of common stock, as discussed below at “Warrants to purchase common stock.”
The Series C Preferred stock initially was recorded at a discount due to the difference between the Series C Preferred stock's fair value and its allocated portion of the net proceeds received from the Treasury, as divided among the two types of equity issued. That discount was to be accreted over the period from issuance until February 15, 2014. The accretion of the discount on the Series C Preferred stock was recorded as a non-cash transaction which increased preferred stock and reduced additional paid-in capital and income available to common shareholders.
On January 13, 2010, the Company redeemed $50.0 million of the Company's outstanding Series C Preferred stock. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accreted $2.7 million of the discount on the Series C Preferred stock. Upon repurchase, 50 thousand shares of the Series C Preferred stock were canceled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 16, 2010, the Company redeemed the remaining $104.0 million of the Company's outstanding Series C Preferred stock. The Company also paid $0.4 million for accrued and unpaid dividends on the Series C Preferred stock in conjunction with this repurchase. At the date of redemption, the Company accelerated the remaining $5.0 million of the discount on the Series C Preferred stock. Upon repurchase, the remaining 104 thousand shares of Series C Preferred stock were canceled.
Common Stock
The Company has 170 million shares of common stock authorized for issuance. At December 31, 2011, it has 78,023,317 shares outstanding and 91,976,683 shares available for future issuance, including shares reserved for future issuance pursuant to the Company's stock-based compensation plans, as discussed in Part II. Item 8. "Financial Statements and Supplementary Data—Note 19: Employee Benefits."
On June 21, 2010, the Company completed a public offering of its common stock in which 4.7 million shares were sold to the public at a price of $6.10 per share, for total net proceeds, after underwriters' discount and other related costs, of $26.7 million.
Related to the public offering, on June 18, 2010, the Company executed an investment agreement (the “Investment Agreement”) with Carlyle under which Carlyle agreed to purchase 1.1 million shares of the Company's common stock for approximately $6.3 million pursuant to Carlyle's exercise of its gross up option under an investment agreement between the Company and Carlyle dated July 22, 2008.
Warrants to purchase common stock
The Company had the following warrant agreements outstanding at December 31, 2011:

Name of warrants	Number of shares of BPFH common stock issuable upon exercise of warrants	Exercise price of warrants	Date issued	Expiration date
Carlyle Warrants (1)	5,383,891	$6.62	July 22, 2008	July 22, 2013
Carlyle Director's Warrants (1)	59,174	$8.90	July 22, 2008	July 22, 2013
TARP Warrants (2)	2,887,500	$8.00	November 21, 2008	November 21, 2018
___________________

(1)	See Part II. Item 8. "Financial Statements and Supplementary Data—Note 27: Subsequent Events" for a discussion of the 2012 repurchase of the Carlyle Warrants and the Carlyle Director's Warrants.

(2)	The TARP Warrants, while initially issued to the Treasury, were purchased from the Treasury by unrelated third parties at a market rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	INCOME TAXES
The components of income tax expense/(benefit) for continuing operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current expense/(benefit):
Federal	$3,827	$7,645	$4,757
State	2,742	(1,115)	3,105
Total current expense/(benefit)	6,569	6,530	7,862
Deferred expense/(benefit):
Federal	6,799	(22,252)	(4,968)
State	999	(3,729)	(1,262)
Total deferred expense/(benefit)	7,798	(25,981)	(6,230)
Income tax expense/(benefit)	$14,367	$(19,451)	$1,632
Income tax expense/(benefit) attributable to income/(loss) from continuing operations differs from the amounts computed by applying the Federal statutory rate to pre-tax income/(loss) from continuing operations. Reconciliations between the Federal statutory rate of 35% to the effective income tax rate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase/ (decrease) resulting from:
Tax exempt interest, net	(6.9)%	11.4%	(18.6)%
Non deductible compensation	0.4%	(1.6)%	6.9%
State and local income tax, net of Federal tax benefit	4.8%	9.9%	6.7%
Tax credits	(2.2)%	2.0%	(7.3)%
Noncontrolling interests	(2.2)%	2.9%	(7.1)%
Prior year provision to return differences	0.1%	0.7%	(5.9)%
Other, net	(0.6)%	1.4%	(0.6)%
Effective income tax rate	28.4%	61.7%	9.1%
The valuation allowance recorded on capital losses that exceeded capital gains in 2009 was recorded to the income tax expense of discontinued operations, and therefore not reflected in the effective tax rate reconciliation presented above for continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of gross deferred tax assets and gross deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$37,837	$41,808
Allowance for losses on OREO	978	2,312
Stock compensation	12,948	11,878
Goodwill and acquired intangible assets	4,390	9,815
Deferred and accrued compensation	10,762	10,068
Federal loss carryforward	—	5,561
State loss carryforward, net of federal	2,190	2,181
Capital loss carryforward	4,010	3,081
Tax credit carryforward	4,963	3,013
Mark to market on securities available for sale	1,215	2,585
Other	2,558	4,662
Gross deferred tax assets	81,851	96,964
Less: valuation allowance	3,833	4,439
Total deferred tax assets	78,018	92,525
Gross deferred tax liabilities:
Unrealized gain on investments	2,111	2,802
Cancellation of debt income deferral	7,131	7,217
Other	2,007	1,788
Total gross deferred tax liabilities	11,249	11,807
Net deferred tax asset	$66,769	$80,718
$3.0 million of the $14.0 million net decrease in the Company's net deferred tax asset during 2011 was recognized as a reduction of shareholders' equity and $3.2 million was allocated to the income tax expense of discontinued operations.
In accordance with ASC 740, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that the net deferred tax asset as of December 31, 2011, excluding the net deferred tax asset on capital losses, will be realized. BPFH would need to generate approximately $167 million of future taxable income to realize the net deferred tax asset of $66.8 million at December 31, 2011.
The Company believes the existing net deductible temporary differences that give rise to the net deferred tax asset, excluding the capital losses, will reverse in future periods when the Company expects to generate taxable income. Other positive evidence to support the realization of the Company's net deferred tax asset includes:

•	The Company had cumulative pre-tax income, as adjusted for permanent book-to-tax differences, in the period 2009 through 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Certain tax planning strategies are available to the Company, such as reducing investments in tax-exempt securities.

•	The Company has not had any operating loss or tax credit carryovers expiring unused in recent years.
At December 31, 2011, the Company had a $0.2 million deferred tax liability for a $0.5 million potential capital gain related to an installment sale and a $4.0 million deferred tax asset for $9.9 million of capital loss carryovers that are scheduled to expire in various tax years: $6.2 million in 2014 and $3.7 million in 2016. The Company believes it is more likely than not that the net deferred tax asset related to capital losses will not be realized and has recorded a valuation allowance of $3.8 million and $4.4 million at December 31, 2011 and 2010, respectively, attributable to this net deferred tax asset . The net change in the valuation allowance during the year ending December 31, 2011 of $0.6 million is primarily attributable to the generation of unforeseen capital gains in the current year.
At December 31, 2011, the Company had a $2.2 million deferred tax asset for state net operating loss carryovers totaling $35.3 million that are scheduled to expire in various tax years: $1.5 million in 2029; $7.9 million in 2030; $22.7 million in 2031; and $3.2 million in 2033. The Company believes that it is more likely than not that the full amount of these state net operating loss carryovers will be utilized before they expire.
At December 31, 2011, the Company had alternative minimum tax credit carryovers of $3.3 million that are available to reduce future Federal income taxes over an indefinite period, and low-income housing tax credit carryovers of $1.7 million that are available to reduce future Federal income taxes, and are scheduled to expire in various tax years: $0.6 million in 2029; $0.6 million in 2030; and $0.5 million in 2031. The Company believes that it is more likely than not that the full amount of these tax credit carryovers will be utilized before they expire.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits under the provisions of ASC 740-10, Income Taxes, is as follows:

	2011	2010	2009
	(In thousands)
Balance at January 1	$477	$350	$350
Additions based on tax positions related to the current year	98	127	97
Additions based on tax positions taken in prior years	44	—	—
Decreases based on tax positions taken in prior years	(60)	—	—
Decreases based on settlements with taxing authorities	—	—	—
Decreases based on the expiration of statute of limitations	(33)	—	(97)
Balance at December 31	$526	$477	$350
Excluded from the gross amount of unrecognized tax benefits are the federal tax benefits associated with the gross amount of state unrecognized tax benefits. The net amount of unrecognized tax benefit which, if recognized, would affect the effective tax rate is $0.4 million at both December 31, 2011 and 2010 and $0.3 million at December 31, 2009. The Company classifies interest and penalties, if applicable, related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties recognized as part of the Company's income tax expense were not material for the years ending December 31, 2011, 2010 and 2009. The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal income tax returns for the tax years subsequent to 2005 remain subject to examination by the Internal Revenue Service. The examination by the Internal Revenue Service for the tax year ended December 31, 2008 was settled in April, 2011. The resolution of this examination did not have a significant impact on the effective tax rate. The federal statute of limitations for tax years 2006 and 2007 were extended to September 15, 2012 as part of this examination.
State income tax returns for the Company's major tax jurisdictions of California, Massachusetts and New York remain subject to examination for all the tax years subsequent to 2005 or 2006. The company is currently under examination by The Commonwealth of Massachusetts for the tax year ended December 31, 2009. The company believes it is reasonably possible that the settlement of this examination will occur within the next twelve months and believes the resolution of this examination will not have a significant impact on the effective tax rate.

19.	EMPLOYEE BENEFITS
Employee 401(k) Profit Sharing Plan
The Company established a corporate-wide 401(k) Profit Sharing Plan (the "Plan") for the benefit of the employees of the Company and its affiliates, which became effective on July 1, 2002. The Plan is a 401(k) savings and retirement plan that is designed to qualify as an ERISA section 404(c) plan. The assets of the Charter Bank 401(k) plan and the Davidson Trust Company 401(k) plan were merged into this Plan during 2010. The employees of BOS joined the Plan as new participants on January 1, 2009. Generally, employees who are at least twenty-one (21) years of age are eligible to participate in the plan on their date of hire. Employee contributions may be matched based on a predetermined formula and additional discretionary contributions may be made. Consolidated 401(k) expenses for all plans were $2.7 million, $2.5 million, and $2.3 million, in 2011, 2010, and 2009, respectively.
Salary Continuation Plans
The Bank's San Francisco Bay market, formerly Borel, maintains a salary continuation plan for certain current or former officers. The officers become eligible for benefits under the salary continuation plan if they reach a defined retirement age while working for the Bank's San Francisco Bay market. The San Francisco Bay market also has a deferred compensation plan for certain current or former directors. The compensation expense relating to each contract is accounted for individually and on an accrual basis. The expense relating to these plans was $0.1 million for the year ended December 31, 2011, and $0.2 million for each of the years ended December 31, 2010 and 2009. The amount recognized in other liabilities in the consolidated balance sheets was $1.9 million and $2.0 million at December 31, 2011 and 2010, respectively. The San Francisco Bay market has purchased life insurance contracts to help fund these plans. The San Francisco Bay market has single premium life insurance policies with cash surrender values totaling $6.0 million and $5.8 million, which are included in other assets in the consolidated balance sheets, as of December 31, 2011 and 2010, respectively.
The Bank's Southern California market, formerly FPB, maintains a salary continuation plan for certain current or former officers. The plan provides for payments to the participants at the age of retirement. The expense relating to these plans was $0.2 million, for each of the years ended December 31, 2011, 2010, and 2009. The net amount recognized in other liabilities in the consolidated balance sheets was $1.9 million at both December 31, 2011 and 2010. The Southern California market has purchased life insurance contracts to help fund these plans. These life insurance policies have cash surrender values totaling $4.4 million at both December 31, 2011 and 2010, which is included in other assets in the consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Incentive Plans
At December 31, 2011, the Company has four stock-based compensation plans. These plans encourage and enable the officers, employees, and non-employee directors of the Company to acquire a proprietary interest in the Company.
The 2009 Stock Option and Incentive Plan (the “2009 Plan”), replaced the Company's 2004 Stock Option and Incentive Plan. Under the 2009 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights to its officers, employees, and non-employee directors of the Company for an amount not to exceed 2% of the total shares of common stock outstanding as of the last business day of the preceding fiscal year. The 2009 Plan provides for the authorization and issuance of 4,000,000 shares, along with any residual shares from previous plans. Under the 2009 Plan, the exercise price of each option shall not be less than 100% of the fair market value of the stock on the date the options are granted. Generally, options expire ten years from the date granted and vest over a three-year graded vesting period for officers and employees and a one-year or less period for non-employee directors. Stock grants generally vest over a three-year cliff vesting period. As of December 31, 2011 the maximum number of shares of stock reserved and available for issuance under the Plan was 3,032,206 shares.
In 2010, the Company adopted the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan (the "Inducement Plan") for the purposes of granting equity awards to new employees as an inducement to join the Company. The Company reserved 600,000 shares of the Company’s common stock for issuance under the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2009 Plan. During 2010, the Company issued 477,166 shares under the Inducement Plan. During 2011, the Company issued no shares under the Inducement Plan and, at December 31, 2011, had 122,834 shares reserved and available for issuance under the Inducement Plan.
The Company maintains both a qualified and non-qualified Employee Stock Purchase Plan (“the ESPPs”) with similar provisions. The non-qualified plan was approved in 2006 and allows for employees of certain subsidiaries that are structured as limited liability companies to participate; however, the Company suspended offering shares under the non-qualified plan during 2010. Under the ESPPs, eligible employees may purchase common stock of the Company at 85 percent of the lower of the closing price of the Company's common stock on the first or last day of a six month purchase period on The NASDAQ® Stock Market. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent of after-tax earnings. Participants have a right to a full reimbursement of ESPP deferrals through the end of the offering period. Such a reimbursement would result in a reversal of the compensation expense previously recorded, attributed to that participant. The Company issues shares under the ESPPs in January and July of each year. As of December 31, 2011, there were 558,825 and 10,508 shares available for issuance in the qualified and non-qualified ESPPs, respectively. There were 224,564 shares issued to participants under the qualified ESPP in 2011. There were no shares issued to participants under the non-qualified ESPP in 2011.
Share-based payments recorded in salaries and benefits expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock option and ESPP expense	$1,730	$2,001	$2,807
Nonvested share expense	5,137	3,840	2,315
Subtotal	6,867	5,841	5,122
Tax benefit	2,657	2,218	1,800
Stock-based compensation expense, net of tax benefit	$4,210	$3,623	$3,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table presents the weighted average assumptions used to determine the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model in the years indicated:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	63.5%	61.6%	55.2%
Expected dividend yield	0.6%	0.5%	0.8%
Expected term (in years)	6.3	6.2	6.4
Risk-free rate	2.3%	2.4%	3.2%
Stock Options
A summary of option activity under the 2009 Plan for the year ended December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2011	4,260,011	$19.32
Granted	375,281	$6.50
Exercised	40,395	$5.08
Forfeited	333,726	$16.50
Expired	223,297	$19.02
Outstanding at December 31, 2011	4,037,874	$18.52	4.58	$1,203.0
Exercisable at December 31, 2011	3,411,428	$20.70	3.79	$407.0
The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $3.72, $4.21, and $2.58, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $0.1 million, $0.2 million, and less than $0.1 million, respectively. As of December 31, 2011, there was $1.5 million of total unrecognized compensation cost related to stock option arrangements granted under the 2009 Plan that is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock
A summary of the Company's nonvested shares as of December 31, 2011 and changes during the year ended December 31, 2011, including shares under both the 2009 Plan and the Inducement Plan, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,944,285	$7.39
Granted	978,840	$6.44
Vested	189,863	$13.39
Forfeited	150,185	$7.37
Nonvested at December 31, 2011	2,583,077	$6.59
The fair value of nonvested shares is determined based on the closing price of the Company's stock on the grant date. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2011, 2010, and 2009 was $6.44, $7.43, and $4.97, respectively. At December 31, 2011, there was $9.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2009 Plan and the Inducement Plan, combined. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares that vested during the years ended December 31, 2011, 2010, and 2009 was $2.5 million, $2.9 million, and $3.7 million, respectively.
Included in the restricted stock balances above are performance shares, which are granted to certain executives within the Company and are accounted for in the same manner as restricted stock. At December 31, 2011, there were 615,263 performance shares outstanding, including incentive shares issued to the CEO at his date of hire in July 2010. The amount of the performance shares could increase up to 1,107,473 shares. If the maximum number of performance shares are issued, the Company would incur an additional $3.2 million of compensation costs related to these additional 492,210 shares. The Company recognizes the expense for performance shares based upon the most likely outcome of shares to be issued based on current information. During 2010, 36,645 shares of unvested performance grants from prior years for certain executives who retired or separated from the Company were forfeited on a pro-rata basis to reflect the time they served as officers of the Company.
Supplemental Executive Retirement Plans
The Company has a non-qualified supplemental executive retirement plan (“SERP”) with a former executive officer of the Company. The SERP, which is unfunded, provides a defined cash benefit based on a formula using average compensation, years of service, and age at retirement of the executive. The agreement was amended in July 2004 and then revised in February of 2007. Expected benefits were increased and the full vesting age was increased to age 70. During 2010, the executive officer retired, and the full vesting was accelerated to the actual retirement date by the Company. The estimated actuarial present value of the projected benefit obligation was $8.4 million and $8.1 million at December 31, 2011 and 2010, respectively. The expense associated with the SERP was $0.9 million, $0.9 million, and $0.5 million in 2011, 2010 and 2009, respectively. The discount rate used to calculate the SERP liability was 4.55%, 5.15%, and 5.50% for 2011, 2010 and 2009, respectively.
The Bank has a SERP with various current and former executives of the Pacific Northwest market. The SERP, which is unfunded, provides a defined cash benefit based on a formula using compensation, years of service, and age at retirement of the executives. The actuarial present value of the projected benefit obligation was $3.0 million and $3.5 million at December 31, 2011 and 2010, respectively. The expense associated with the SERP was $0.4 million, $0.5 million, and $0.6 million in 2011, 2010 and 2009, respectively. The benefits for each executive under the plan are accrued until the full vesting age of 65. The discount rate used to calculate the SERP liability was 4.95%, 5.99%, and 6.50% for the years 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2011, the Bank entered into a settlement agreement with two former executives of the Pacific Northwest market. Per this settlement agreement, the former executives agreed to a one-time cash payment in exchange for their release of all claims under, and the termination of, the SERP and for other mutual releases. The Bank incurred an additional one-time expense related to these settlement agreements of $1.2 million in 2011. This settlement reduced the amount the Bank would need to expense in future years for the SERP.
KLS, one of the Company's Wealth Advisory affiliates, has a long term incentive plan ("LTIP") with certain of its managing directors. This LTIP, which is unfunded, provides for a profit sharing based on current year results as well as a cash benefit at the time of separation of service. The cash payment at separation of service, which is determined based on the profit share and a multiple based on years of service, is payable in three equal annual installments following separation of service. The Company has accrued $2.2 million and $1.0 million at December 31, 2011 and 2010, respectively, for future separation of service payments. The LTIP was effective beginning January 1, 2010.

20.	OTHER OPERATING EXPENSE
Major components of other operating expense are as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Insurance	$3,521	$3,128	$3,025
Employee travel and meals	2,392	2,157	1,932
Forms and supplies	1,589	1,439	1,415
Other banking expenses	1,352	1,507	1,939
Telephone	1,266	1,155	1,145
OREO and repossessed asset expenses	963	1,825	2,048
Publications and dues	863	949	818
Postage	711	699	666
Courier and express mail	634	706	805
Training and education	514	655	658
Correspondent bank charges	473	488	979
Legal settlement costs	—	2,450	—
Provision/ (credit) for off-balance sheet loan commitments	(1,528)	181	(412)
Other	1,639	2,423	2,107
Total	$14,389	$19,762	$17,125

21.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to originate loans, unadvanced portion of loans, unused lines of credit, standby letters of credit, commitments to sell loans, and rate locks related to loans that if originated will be held for sale. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to originate loans, the unadvanced portion of loans, and the unused lines of credit are agreements to lend to a client, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a client to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to clients.
Loans sold to investors have recourse to the Company on any loans that are deemed to have been fraudulent or misrepresented. In addition, investors would require the Company to repurchase any loan sold which has a first payment default. The Company has not repurchased any loans during the three years ended December 31, 2011.
Financial instruments with off-balance sheet risk are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Commitments to originate loans
Variable rate	$108,868	$66,864
Fixed rate	78,013	62,388
Total commitments to originate new loans	$186,881	$129,252
Unadvanced portion of loans and unused lines of credit	$898,772	$847,319
Standby letters of credit	$18,426	$23,794
Forward commitments to sell loans	$44,868	$23,998

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair value measurements at reporting date using:
	At December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities
U.S. government and agencies	$4,903	$1,303	$3,600	$—
Government-sponsored entities	382,208	—	382,208	—
Corporate bonds	4,912	—	4,912	—
Municipal bonds	200,675	—	200,675	—
Mortgage-backed securities	254,344	—	254,344	—
Other	540	540	—	—
Total available for sale securities	847,582	1,843	845,739	—
Derivatives—interest rate customer swaps	4,207	—	4,207	—
Derivatives—customer foreign exchange forward	7	—	7	—
Other investments	5,317	4,493	824	—
Liabilities:
Derivative-interest rate customer swaps (1)	$4,366	$—	$4,366	$—
Derivatives—customer foreign exchange forward (1)	$7	$—	$7	$—
Derivatives-junior subordinated debenture interest rate swap (1)	$5,308	$—	$5,308	$—
___________________

(1)	Derivatives-interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At December 31, 2010	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities:
U.S. government and agencies	$81,402	$72,972	$8,430	$—
Government-sponsored entities	263,599	—	263,599	—
Corporate bonds	18,816	—	18,816	—
Municipal bonds	194,048	—	194,048	—
Mortgage-backed securities	234,257	—	234,257	—
Other	3,316	539	2,027	750
Total available for sale securities	795,438	73,511	721,177	750
Derivatives—interest rate customer swaps	4,862	—	4,862	—
Derivatives—customer foreign exchange forward	130	—	130	—
Other investments	10,828	4,723	6,105	—
Liabilities:
Derivatives—interest rate customer swaps (1)	$5,049	$—	$5,049	$—
Derivatives—customer foreign exchange forward (1)	130	—	130	—
Derivatives-junior subordinated debenture interest rate swap (1)	2,342	—	2,342	—
___________________

(1)	Derivatives-interest rate customer swaps and customer foreign exchange forward (liabilities) are netted with the derivative assets within other assets in the consolidated balance sheets.
At December 31, 2011, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The U.S. government securities and equities (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in Small Business Administration ("SBA") loans (which are categorized as U.S. government and agencies available for sale securities) generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. No investments held at December 31, 2011 were categorized as Level 3.
At December 31, 2010, available for sale securities consist primarily of U.S. government and agency securities, government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and other available for sale securities. The U.S. government securities, and equities and mutual funds (which are categorized as other available for sale securities) are valued with prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The government-sponsored entities, corporate bonds, municipal bonds, mortgage-backed securities, and certain investments in SBA loans generally have quoted prices but are traded less frequently than exchange-traded securities and can be priced using market data from similar assets. Therefore, they have been categorized as a Level 2 measurement. The remaining investments - three Community Reinvestment Act ("CRA") loan funds (which are categorized as other available for sale securities) - had unobservable inputs and are not actively traded. The value for these securities is determined by third party pricing models. Therefore, they have been categorized as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Currently, the Company uses interest rate customer swaps and a junior subordinated debenture interest rate swap to manage its interest rate risk, and customer foreign exchange forward contracts to manage its foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, they have been categorized as a Level 2 measurement. See Part I. Item 1. "Notes to Consolidated Financial Statements-Note 9: Derivatives and Hedging Activities" for further details.
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
Other investments, which are not considered available for sale investments, consist of deferred compensation trusts for the benefit of certain current or former employees, which consist of publicly traded mutual fund investments that are valued at prices quoted in active markets. Therefore, they have been categorized as a Level 1 measurement. The remaining other investments categorized as Level 2 consist of the Company's cost-method investments.
The following tables present a rollforward of the Level 3 assets for the periods ended December 31, 2011 and December 31, 2010, respectively.

	Balance at January 1, 2011	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at December 31, 2011
	(In thousands)
Other available for sale investments (1)	$750	—	$(750)	—	—	$—
Total Level 3 assets	$750	—	$(750)	—	—	$—
__________________

(1)	Three CRA loan funds were reclassified to other assets on the consolidated balance sheet as of December 31, 2011 as they were determined to be non-financial assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Balance at January 1, 2010	Purchase, (sales), issuances and (settlements), net	Transfers into (out of) Level 3	Unrealized gains (losses)	Amortization	Balance at December 31, 2010
	(In thousands)
Mortgage-backed securities (1)	$3,151	$—	$(3,151)	$—	$—	$—
Other available for sale investments	500	250	—	—	—	750
Total Level 3 assets	$3,651	$250	$(3,151)	$—	$—	$750
__________________

(1)
One mortgage-backed security was originally categorized as a Level 3 measurement because its value was being determined by a third party pricing matrix. During the first quarter of 2010, the Company was able to obtain pricing information and market data from similar assets, and therefore the security was changed to a Level 2 measurement.

The following tables present the Company's assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	December 31, 2011	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans(1)	$22,124	$—	$—	$22,124
OREO(2)	813	—	—	813
	$22,937	$—	$—	$22,937
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2011 that had write-downs in fair value or whose specific reserve changed during 2011.

(2)	Two OREO properties held at December 31, 2011 had write-downs during 2011.

	December 31, 2010	Fair value measurements recorded during the year:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Impaired loans(1)	$32,790	$—	$—	$32,790
Loans held for sale(2)	1,526	—	—	1,526
OREO(3)	2,878	—	—	2,878
	$37,194	$—	$—	$37,194
___________________

(1)	Collateral-dependent impaired loans held at December 31, 2010 that had write-downs in fair value or whose specific reserve changed during 2010.

(2)	One loan in the loans held for sale category had a write-down during 2010.

(3)	Three OREO properties held at December 31, 2010 had valuation allowances during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impaired loans include those loans that were adjusted to the fair value of underlying collateral as required under ASC 310. The amount does not include impaired loans that are measured based on expected future cash flows discounted at the respective loan's original effective interest rate, as that amount is not considered a fair value measurement. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The loan held for sale in the December 31, 2010 table above represents the last loan in Southern California transferred to the held for sale category in the third quarter of 2008, which had an adjustment to fair value during the year ended December 31, 2010. The fair value of this loan held for sale was based on appraised value, and as necessary on broker quotes, comparable market transactions and information from the Company's agent engaged to assist with the sale of the loan. Therefore the loan has been categorized as a Level 3 measurement.
The OREO in the tables above includes those properties that had an adjustment to fair value during the years ended December 31, 2011 and 2010, respectively. The Company uses appraisals, which management may adjust to reflect estimated fair value declines, or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.
The following table presents the carrying values and fair values of the Company's financial instruments that are not measured at fair value on a recurring basis (other than certain loans, as noted below):

	December 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents	$203,901	$203,901	$494,439	$494,439
Held to maturity securities	—	—	2,515	2,497
Loans, net (including loans held for sale)	4,566,183	4,630,890	4,391,089	4,458,519
Other financial assets	120,097	120,097	121,977	121,977
FINANCIAL LIABILITIES:
Deposits	4,530,411	4,538,137	4,486,726	4,494,884
Securities sold under agreements to repurchase	130,791	133,660	258,598	262,344
Federal Home Loan Bank borrowings	521,827	547,584	575,682	597,023
Junior subordinated debentures	182,053	165,242	193,645	168,235
Other financial liabilities	11,388	11,388	13,133	13,133
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and cash equivalents
The carrying value reported in the balance sheets for cash and cash equivalents approximates fair value due to the short-term nature of their maturities.
Held to maturity securities
The fair value presented for securities are based on quoted market prices received from third party pricing services, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments, quotations, or analysis of estimated future cash flows. As of January 1, 2011, the Company reclassified its held to maturity investments to available for sale investments and other assets. See Part I. Item 1. "Notes to Consolidated Financial Statements-Note 6: Investment Securities" for further details.
Loans, net (including loans held for sale)
Fair value estimates are based on loans with similar financial characteristics. Fair values of commercial and residential mortgage loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar credit and interest rate characteristics and maturities. The fair value estimates for home equity and other loans are based on outstanding loan terms and pricing in the local markets. The method of estimating the fair value of the loans disclosed in the table above does not incorporate the exit price concept in the presentation of the fair value of these financial instruments.
Other financial assets
Other financial assets consist of accrued interest and fees receivable, stock in FHLBs, and the cash surrender value of bank-owned life insurance, for which the carrying amount approximates fair value.
The Company carries the FHLB stock at the original cost basis (par value). Subsequent to the bank merger on May 27, 2011, the only FHLB that the Bank is a member of is Boston. FHLB stock in both the FHLBs of San Francisco and Seattle is still owned by the Bank. At the time of the bank merger there were outstanding FHLB borrowings with both the FHLBs of San Francisco and Seattle. Until these borrowings in the FHLBs of San Francisco and Seattle mature and are subsequently paid off, the FHLB stock associated with these borrowings cannot be redeemed. The Bank has requested to redeem the excess FHLB stock in these two FHLBs above the amount required for the related borrowings. The FHLBs may wait up to five years from the redemption request to redeem the stock. Of the $43.7 million of stock in FHLBs held at December 31, 2011, $14.1 million, or 32%, of the balance related to stock held in the FHLBs of San Francisco and Seattle.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Securities sold under agreements to repurchase
The fair value of securities sold under agreements to repurchase are estimated based on contractual cash flows discounted at the Bank's incremental borrowing rate for FHLB borrowings with similar maturities.
Federal Home Loan Bank borrowings
The fair value reported for FHLB borrowings is estimated based on the discounted value of contractual cash flows. The discount rate used is based on the Bank's estimated current incremental borrowing rate for FHLB borrowings of similar maturities.
Junior subordinated debentures
The fair value of the junior subordinated debentures issued by Boston Private Capital Trust I was based on the current market price of the securities at December 31, 2011 and December 31, 2010. The fair value of the junior subordinated debentures issued by Boston Private Capital Trust II and the junior subordinated debentures acquired in the FPB, Gibraltar (acquired as part of the 2005 acquisition of Gibraltar which was subsequently sold in 2009), and Charter acquisitions approximates book value because of the floating rate nature of the securities.
Other financial liabilities
Other financial liabilities consist of accrued interest payable and deferred compensation for which the carrying amount approximates fair value.
Financial instruments with off-balance sheet risk
The Bank's commitments to originate loans and for unused lines and outstanding letters of credit are primarily at market interest rates and therefore, the carrying amount approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.	BOSTON PRIVATE FINANCIAL HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands)
Assets:
Cash and cash equivalents	$96,871	$88,463
Investment in wholly-owned and majority-owned subsidiaries:
Bank(s)	504,861	468,840
Non-banks	145,299	156,082
Investment in partnerships and trusts	7,143	8,850
Intangible assets, net	—	586
Income tax receivable and deferred	25,798	21,519
Other assets	14,002	21,205
Total assets	$793,974	$765,545
Liabilities:
Deferred acquisition obligations	$—	$4,521
Junior subordinated debentures	182,053	193,645
Other liabilities	24,656	29,836
Total liabilities	206,709	228,002
Redeemable Noncontrolling Interests(1)	21,140	18,665
Total Shareholders’ Equity	566,125	518,878
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$793,974	$765,545
___________________

(1)	Represents the maximum redemption value of noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Income:
Interest income	$323	$610	$1,887
Gain on repurchase of debt	4,230	—	18,739
Dividends from subsidiaries:
Bank(s)	7,400	9,200	10,000
Non-banks	23,247	15,606	17,511
Other income/ (loss)	1,147	910	1,187
Total income	36,347	26,326	49,324
Operating Expense:
Salaries and employee benefits	15,286	16,355	13,283
Professional fees	4,184	6,363	6,192
Interest expense	7,474	10,125	12,421
Restructuring Expense (1)	2,609	—	—
Other expenses	3,664	4,594	4,725
Total operating expense	33,217	37,437	36,621
Income/(loss) before income taxes	3,130	(11,111)	12,703
Income tax expense/ (benefit)	(11,659)	(14,897)	(8,924)
Net income/ (loss) from discontinued operations	6,099	3,729	(7,505)
Income/(loss) before equity in undistributed loss of subsidiaries	20,888	7,515	14,122
Equity in undistributed earnings/ (loss) of subsidiaries	18,249	(18,485)	(8,891)
Net income/(loss) attributable to the Company	$39,137	$(10,970)	$5,231
____________
(1)    Includes $0.4 million of severance expense.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income/(loss) attributable to the Company	$39,137	$(10,970)	$5,231
Net income/(loss) from discontinued operations	6,099	3,729	(7,505)
Net income/(loss) from continuing operations	33,038	(14,699)	12,736
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by/(used in) operating activities:
Equity in loss/(earnings) of subsidiaries:
Bank(s)	(40,119)	767	(13,905)
Non-banks	(8,777)	(7,088)	(4,715)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Dividends from subsidiaries:
Bank(s)	7,400	9,200	10,000
Non-banks	23,247	15,606	17,511
Gain on the repurchase of debt	(4,230)	—	(18,739)
Decrease/ (increase) in income taxes receivable and deferred	(4,279)	4,246	14,230
Depreciation and amortization	3,288	1,378	3,257
Net decrease/ (increase) in other operating activities	(1,557)	(23,067)	13,905
Net cash provided by/(used in) operating activities of continuing operations	8,011	(13,657)	34,280
Net cash provided by/(used in) operating activities of discontinued operations	6,099	3,729	5,195
Net cash provided by/(used in) operating activities	14,110	(9,928)	39,475
Cash flows from investing activities:
Cash paid for acquisitions, including deferred acquisition obligations	(217)	(31,525)	(2,744)
Capital investments in subsidiaries:
Bank(s)	—	(15,000)	(34,000)
Non-banks	—	—	—
Purchases of investment securities available for sale	—	(70,000)	(175,000)
Sales of investment securities available for sale	—	245,000	—
Cash received from divestitures	2,752	—	161,474
Net cash (used in)/provided by in other investing activities	—	(6)	(112)
Net cash provided by/(used in) investing activities of continuing operations	2,535	128,469	(50,382)
Net cash provided by/(used in) investing activities of discontinued operations	—	—	(9,815)
Net cash provided by/(used in) investing activities	2,535	128,469	(60,197)
Cash flows from financing activities:
Repurchase of debt	(6,988)	—	(76,939)
Dividends paid to common shareholders	(3,089)	(2,900)	(2,688)
Dividends paid to preferred shareholders	(290)	(3,099)	(7,862)
Tax deficiency from certain stock compensation awards	(1,706)	(1,613)	—
Repurchase of Series C Preferred stock	—	(154,000)	—
Proceeds from stock option exercises	205	474	341
Proceeds from issuance of common stock, net	5,288	37,717	2,728
Other equity adjustments	(1,657)	3,148	(6,982)
Net cash provided by/(used in) financing activities of continuing operations	(8,237)	(120,273)	(91,402)
Net cash provided by/(used in) financing activities of discontinued operations	—	—	—
Net cash provided by/(used in) financing activities	(8,237)	(120,273)	(91,402)
Net (decrease)/increase in cash and cash equivalents	8,408	(1,732)	(112,124)
Cash and cash equivalents at beginning of year	88,463	90,195	202,319
Cash and cash equivalents at end of year	$96,871	$88,463	$90,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.	REGULATORY MATTERS
Investment Management and Wealth Advisory
The Company's investment management and wealth advisory businesses are highly regulated, primarily at the federal level by the SEC, and by state regulatory agencies. The Company has subsidiaries which are registered investment advisers under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational, and disclosure obligations. The subsidiaries, as investment advisers, are also subject to regulation under the federal and state securities laws and the fiduciary laws of certain states. In addition, the Company has subsidiaries which act as sub-advisers to mutual funds, which are registered under the Investment Company Act of 1940 and are subject to that Act's provisions and regulations. The Company's subsidiaries are also subject to the provisions and regulations of ERISA, to the extent any such entities act as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the related provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries and certain other related parties to such plans.
Banking
The Company and the Bank are subject to extensive supervision and regulation by the Federal Reserve, the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and the Massachusetts Commissioner of Banks. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to foster the safety and soundness of the Bank and protect depositors and not for the purpose of protecting shareholders.
As a bank holding company, the Company is subject to various regulatory capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. For example, under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank, which is a wholly-owned subsidiary of the Company, must meet specific capital guidelines that involve quantitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory guidelines. The Bank's capital and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Similarly, the Company is also subject to capital requirements administered by the Federal Reserve with respect to certain non-banking activities, including adjustments in connection with off-balance sheet items.
Current FDIC regulations governing capital requirements state that FDIC-insured institutions, to be adequately capitalized, have qualifying total risk-based capital to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. The primary items in the Company's Tier I capital include total equity plus qualifying trust preferred securities, less accumulated other comprehensive income, goodwill and intangible assets, and disallowed deferred tax assets. Assets and off-balance sheet items are assigned to four risk categories, each with appropriate weights. The resulting capital ratio represents Tier I capital as a percentage of risk weighted assets and off-balance sheet items. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
In 2010, the Company contributed $15.0 million of capital to Borel. This capital contribution was made to comply with the Company's internal minimum capital ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company's and the Bank(s)' amount of regulatory capital and related ratios as of December 31, 2011 and 2010. Also presented are the capital guidelines established by the Federal Reserve, which pertain to the Company, and by the FDIC, which pertain to the Bank(s). To be categorized as “adequately capitalized” or “well capitalized”, the Company and the Bank(s) must be in compliance with these ratios as long as the Company and/or the Bank(s) are not subject to any written agreement, order, capital directive, or prompt corrective action directive. The Federal Reserve, the FDIC, and applicable state banking regulators may impose higher capital ratios than those listed below based on the results of regulatory exams.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2011
Total risk-based capital
Company	$644,272	15.22%	$338,742	>8.0	$423,428	>10.0
Boston Private Bank	538,643	12.80	336,667	8.0	420,834	10.0
Tier I risk-based capital
Company	535,467	12.65	169,371	4.0	254,057	6.0
Boston Private Bank	485,481	11.54	168,333	4.0	252,500	6.0
Tier I leverage capital
Company	535,467	8.99	238,146	4.0	297,682	5.0
Boston Private Bank	485,481	8.25	235,279	4.0	294,099	5.0

As of December 31, 2010
Total risk-based capital
Company	$585,020	14.43%	$324,312	>8.0	$405,390	>10.0
Boston Private Bank	266,082	11.67	182,338	8.0	227,922	10.0
Borel	140,950	11.89	94,821	8.0	118,527	10.0
FPB	51,461	14.83	27,756	8.0	34,695	10.0
Charter	35,324	16.20	17,440	8.0	21,800	10.0
Tier I risk-based capital
Company	528,071	13.03	162,156	4.0	243,234	6.0
Boston Private Bank	237,524	10.42	91,169	4.0	136,753	6.0
Borel	125,724	10.61	47,411	4.0	71,116	6.0
FPB	47,012	13.55	13,878	4.0	20,817	6.0
Charter	32,545	14.93	8,720	4.0	13,080	6.0
Tier I leverage capital
Company	528,071	8.77	240,741	4.0	300,926	5.0
Boston Private Bank	237,524	6.93	137,193	4.0	171,492	5.0
Borel	125,724	7.44	67,628	4.0	84,536	5.0
FPB	47,012	9.36	20,099	4.0	25,123	5.0
Charter	32,545	9.39	13,860	4.0	17,325	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Bank regulatory authorities restrict the Bank from lending or advancing funds to, or investing in the securities of, the Company. Further, these authorities restrict the amounts available for the payment of dividends by the Bank to the Company.
As of December 31, 2011, the Company has sponsored the creation of, or assumed sponsorship of, five statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. In accordance with ASC 810-10-55, Consolidation - Overall - Implementation Guidance and Illustrations - Variable Interest Entities, these statutory trusts created by, or assumed by, the Company are not consolidated into the Company's financial statements; however, the Company reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements. As of December 31, 2011, $141.3 million of the net balance of these trust preferred securities qualified as Tier I capital and $33.6 million qualified as Tier II capital. As of December 31, 2010, $180.9 million of the net balance of these trust preferred securities qualified as Tier I capital and $5.6 million qualified as Tier II capital. Tier I capital is included in the calculation of all three capital ratios in the above table, while Tier II capital is only included in the calculation of total risk-based capital in the above table.
On March 1, 2005, the Federal Reserve issued a final rule that would retain trust preferred securities in Tier I capital of bank holding companies, but with stricter quantitative limits and clearer standards. In 2009, the Federal Reserve announced the adoption of a final rule that delayed until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier I capital elements, net of goodwill. The Company has calculated the Tier I leverage and Tier I risk-based capital ratios at December 31, 2011 based on these newly effective regulations. The new regulations require a portion of the Company's trust preferred securities to be categorized as Tier II capital versus Tier I. Under the new regulations, the Company's regulatory capital ratios exceeded the levels required to be well-capitalized.

25.	LITIGATION AND CONTINGENCIES
Other
The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations of the Company.

26.	SELECTED QUARTERLY DATA (UNAUDITED)

	2011 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,137	$45,072	$46,024	$43,711
Fees and other income	31,213	31,350	32,313	30,094
Total revenues	75,350	76,422	78,337	73,805
Provision / (credit) for loan losses	(2,500)	4,500	(2,190)	13,350
Operating expense	59,485	56,478	62,465	61,705
Income/ (loss) before income taxes	18,365	15,444	18,062	(1,250)
Income tax expense/ (benefit)	5,747	4,570	4,229	(178)
Net income/ (loss) from discontinued operations	1,347	1,567	1,516	1,670
Less: Net income attributable to noncontrolling interests	903	762	804	747
Net income/(loss) attributable to the Company	$13,062	$11,679	$14,545	$(149)
Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic earnings/ (loss) per share (2)	$0.17	$0.15	$0.19	$(0.01)
Diluted earnings/ (loss) per share (2)	$0.15	$0.14	$0.17	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2010 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Revenues
Net interest income	$44,953	$46,444	$45,017	$44,311
Fees and other income	31,412	27,299	25,633	27,428
Total revenues	76,365	73,743	70,650	71,739
Provision for loan losses	32,551	32,050	14,962	7,615
Operating expense	63,177	60,979	56,665	56,032
Income/ (loss) before income taxes	(19,363)	(19,286)	(977)	8,092
Income tax expense/ (benefit)	(8,172)	(12,412)	(1,202)	2,337
Net income/ (loss) from discontinued operations	1,917	267	1,509	36
Less: Net income attributable to noncontrolling interests	684	629	616	685
Net income/ (loss) attributable to the Company	$(9,958)	$(7,236)	$1,118	$5,106
Net earnings/ (loss) per share attributable to the Company’s common shareholders:
Basic and diluted earnings/ (loss) per share (2)	$(0.14)	$(0.10)	$(0.07)	$0.02
___________________

(1)	Due to rounding, the sum of the four quarters may not add to the year to date total.

(2)	Includes the effect of adjustments to net income/ (loss) attributable to the Company to arrive at net income/ (loss) attributable to common shareholders.

27.	SUBSEQUENT EVENTS
On February 3, 2012, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Boston Private (PA) Corporation, a majority-owned subsidiary of the Company ("BPPA"), DTC, certain other individuals (together with BPPA, the "Sellers") and Bryn Mawr Bank Corporation ("Buyer"), pursuant to which the Sellers agreed to sell to Buyer all of DTC's outstanding capital stock for a purchase price equal to $10.5 million, with $7.35 million payable upon closing and $3.15 million to be paid over an 18-month period following the closing, contingent on levels of assets under management. The completion of the transaction is subject to receipt of all requisite regulatory approvals and the satisfaction of customary closing conditions as specified in the Stock Purchase Agreement.
On February 28, 2012, the Company repurchased all of the 5.44 million warrants held by affiliates of The Carlyle Group, and BPFH Director John Morton III. The Company repurchased the warrants for a total cash consideration of $15.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Boston Private Financial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Private Financial Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/  KPMG LLP
Boston, Massachusetts
March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Boston Private Financial Holdings, Inc.:
We have audited Boston Private Financial Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 13, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
Boston, Massachusetts
March 13, 2012

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
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2011 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management's assessment, the Company believes that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on the criteria established by COSO.
KPMG LLP, the independent registered public accounting firm that reported on the Company's consolidated financial statements, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. This report can be found on page 153.

C.	Changes in Internal Controls over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting in 2011.

ITEM 9B.	OTHER INFORMATION
On March 7, 2012, the Compensation Committee of the Board of Directors of the Company approved the terms of vesting clarification letters with each of Clayton G. Deutsch and Mark D. Thompson (the “Vesting Clarification Letters”). The Vesting Clarification Letters (i) clarify the vesting terms of certain time-based restricted stock awards held by Mr. Deutsch and Mr. Thompson in the event of a termination of the executive's employment due to the executive's death or disability and (ii) coordinate such vesting terms with the terms and conditions of each executive's employment agreement with the Company. Pursuant to the terms of the Vesting Clarification Letters, shares of restricted stock held by the executives will fully vest upon the executive's death or termination of employment due to disability, notwithstanding the terms of the executive's employment agreement. The Company entered into the Vesting Clarification Letters with Mr. Deutsch and Mr. Thompson on March 8, 2012. The foregoing description of the Vesting Clarification Letters is qualified in its entirety by reference to the text of such letters, which are attached hereto as Exhibits 10.25 and 10.13, respectively, and incorporated herein by reference.
On March 7, 2012, the Compensation Committee also approved a change to the terms of outstanding and future grants of non-qualified stock option agreements in order to add an “automatic net exercise feature” to such options. Pursuant to this change, if and to the extent that (a) any non-qualified stock option remains outstanding and has not been exercised as of its expiration date and (b) the fair market value of the Company's common stock exceeds the exercise price of the option by at least one percent on such date, then (1) the option shall automatically be exercised on the expiration date (without any action required on the part of the optionee), and (2) the optionee shall be issued a number of shares of Company common stock equal to the number of then outstanding and exercisable shares subject to the option, reduced by the largest whole number of shares with a fair market value that does not exceed the sum of (x) the aggregate exercise price of such portion of the option and (y) the withholding amount due in connection with such exercise. In connection therewith, the Compensation Committee also approved a revised form of non-qualified stock option agreement under the Company's 2009 Stock Option and Incentive Plan incorporating this net exercise feature, which is attached hereto as Exhibit 10.11.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Exhibits

1.	Financial Statements

2.	Financial Schedules
None

3.	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
3.1	Restated Articles of Organization of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.1
3.2	Amended and Restated By-Laws of Boston Private Financial Holdings, Inc.	8-K	8/2/2010	3.2
4.1	Form of Warrant for Purchase of Shares of Common Stock, dated July 22, 2008	8-K	7/24/2008	4.2
4.2	Form of Warrant for Purchase of Shares of Common Stock that may be transferred by BP Holdco, L.P.	S-1	8/6/2010	4.2
4.3	Form of Warrant for Purchase of Shares of Common Stock (included as part of Exhibit 10.54)	8-A	2/2/2011	4.1
*10.1	Employee Incentive Stock Option Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.1
*10.2	Employee Incentive Compensation Plan of Boston Private Financial Holdings, Inc.	S-1	4/1/1991	10.2
*10.3	Boston Private Financial Holdings, Inc. 2001 Employee Stock Purchase Plan (As Amended and Restated as of January 1, 2010)	10-Q	5/7/2010	10.1
*10.4	Boston Private Financial Holdings, Inc. 2006 Non-Qualified Employee Stock Purchase Plan	S-8	6/2/2006	99.1
*10.5	1998 Amendment and Restatement of Directors' Stock Option Plan of Boston Private Financial Holdings, Inc., as amended February 7, 2003	10-K	3/12/2004	10.21
*10.6	Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	S-8	6/15/2004	99.1
*10.7	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.1
*10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.2
*10.9	Form of Restricted Stock Award under the Boston Private Financial Holdings, Inc. 2004 Stock Option and Incentive Plan	8-K	12/20/2006	10.3
*10.10	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	S-8	5/14/2009	99.1
*10.11	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan				Filed
*10.12	Form of Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/7/2009	10.3
*10.13	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson				Filed

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.14	Form of Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.13
*10.15	Form of Amendment to Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-K	3/11/2011	10.14
*10.16	Form of Non-Qualified Stock Option Agreement for Employees under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.4
*10.17	Form of Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.2
*10.18	Form of Performance Restricted Stock Agreement under the Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	10-Q	8/5/2011	10.30
*10.19	Boston Private Financial Holdings, Inc. Amended and Restated 1997 Long-Term Incentive Plan	10-K	3/13/2002	10.2
*10.20	Boston Private Financial Holdings, Inc. Deferred Compensation Plan, As Amended and Restated as of January 1, 2009	10-K	3/12/2010	10.4
*10.21	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	6/8/2010	10.20
*10.22	First Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	8/2/2010	10.1
*10.23	Inducement Restricted Stock Award Agreement Under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.2
*10.24	Time-Based Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.3
*10.25	Vesting Clarification Letter, dated March 8, 2012, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch				Filed
*10.26	2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.4
*10.27	Amendment to 2009 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.22
*10.28	2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated August 2, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	8/2/2010	10.5

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
*10.29	Amendment to 2010 Performance Restricted Stock Award Agreement under the Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan, dated March 10, 2011, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	10-K	3/11/2011	10.24
*10.30	Boston Private Financial Holdings, Inc. Executive Bonus Plan	8-K	2/3/2009	10.4
*10.31	Annual Executive Incentive Plan of Boston Private Financial Holdings, Inc.	8-K	5/2/2011	99.1
*10.32	Borel Private Bank & Trust Company 1998 Stock Option Plan	S-8	12/3/2001	99.1
*10.33	First Private Bank & Trust 1994 Stock Option Plan	S-8	3/5/2004	99.1
*10.34	Employment Agreement, dated June 7, 2010, by and between Boston Private Financial Holdings, Inc. and Clayton G. Deutsch	8-K	6/8/2010	10.1
*10.35	Employment Agreement by and between Boston Private Financial Holdings, Inc. and Mark D. Thompson dated March 29, 2011	8-K	3/31/2011	10.1
*10.36	Change in Control Protection Agreement, dated November 21, 2003, by and between Boston Private Financial Holdings, Inc. and Margaret W. Chambers	10-K	3/15/2005	10.24
*10.37	Non-Solicitation/Non-Accept and Confidentiality Agreement and Release, dated March 1, 2005, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	3/7/2005	10.1
*10.38	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and James D. Dawson	8-K	2/3/2009	10.1
*10.39	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	8-K	2/3/2009	10.2
*10.40	Letter Agreement, dated July 3, 2007, by and between Boston Private Financial Holdings, Inc. and David J. Kaye	10-Q	11/6/2009	10.1
*10.41	Change in Control Protection Agreement, dated January 28, 2009, by and between Boston Private Financial Holdings, Inc. and Martha T. Higgins	8-K	2/3/2009	10.3
*10.42	Change in Control Protection Agreement, dated October 27, 2009, by and between Boston Private Financial Holdings, Inc. and George L. Alexakos	8-K	10/28/2009	10.1
*10.43	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Walter M. Pressey	8-K	10/14/2010	10.1
10.44	Agreement, dated October 8, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/14/2010	10.2
10.45	Consulting Agreement, dated October 22, 2010, by and between Boston Private Financial Holdings, Inc. and Joseph H. Cromarty	8-K	10/27/2010	10.1
10.46	Indenture, dated October 12, 2004, between Boston Private Financial Holdings, Inc. and Sun Trust Bank, as debenture trustee	8-K	10/15/2004	10.1

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
10.47	Guarantee Agreement, dated as of October 12, 2004, by Boston Private Financial Holdings, Inc. and Sun Trust Bank, as trustee, for the benefit of the holders from time to time of the Trust Preferred Securities and Trust Common Securities of Boston Private Capital Trust I	8-K	10/15/2004	10.2
10.48	Amended and Restated Declaration of Trust of Boston Private Capital Trust I, dated October 12, 2004	8-K	10/15/2004	10.3
10.49	Indenture, dated September 27, 2005, between Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as debenture trustee	8-K	9/30/2005	10.1
10.50	Guarantee Agreement, dated as of September 27, 2005, by Boston Private Financial Holdings, Inc. and Wilmington Trust Company, as trustee, for the benefit of the holders from time to time of the Capital Securities of Boston Private Capital Trust II	8-K	9/30/2005	10.2
10.51	Amended and Restated Declaration of Trust of Boston Private Capital Trust II, dated September 27, 2005	8-K	9/30/2005	10.3
10.52	Indenture, dated March 14, 2007, between Boston Private, Inc. and U.S. Bank, National Association, as Trustee	8-K	7/9/2007	4.1
10.53	Investment Agreement, dated as of July 22, 2008, between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	7/24/2008	10.1
10.54	Amendment No. 1 to Investment Agreement, dated December 15, 2009, by and among Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	12/18/2009	10.1
10.55	Investment Agreement, dated June 18, 2010, by and between Boston Private Financial Holdings, Inc. and BP Holdco, L.P.	8-K	6/21/2010	10.1
10.56	Warrant Agreement, dated July 22, 2008, between Boston Private Financial Holdings, Inc. and the warrant agent	8-K	7/24/2008	10.2
10.57	Warrant Agreement, dated February 1, 2011, among Boston Private Financial Holdings, Inc., Computershare, Inc. and Computershare Trust Company, N.A.	8-A	2/2/2011	4.1
10.58	Amended and Restated Commercial Lease, dated June 30, 2004, by and between Boston Private Financial Holdings, Inc. and Leggat McCall Properties Management, Inc., as amended	10-K	3/12/2010	10.3
21.1	List of Subsidiaries of Boston Private Financial Holdings, Inc.				Filed
23.1	Consent of KPMG LLP, an independent registered public accounting firm				Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934				Filed
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished

Exhibit Number	Description	Incorporated by Reference
		Form	SEC Filing Date	Exhibit Number	Filed or Furnished with this 10-K
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	XBRL Instance Document				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished

*    Represents management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2012.

BOSTON PRIVATE FINANCIAL HOLDINGS, INC.

By:	/s/ CLAYTON G. DEUTSCH
Clayton G. Deutsch
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ CLAYTON G. DEUTSCH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012
Clayton G. Deutsch

/s/ DAVID J. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2012
David J. Kaye

/s/ JOSEPH D. REGAN	Senior Vice President, Controller and Treasurer (Principal Accounting Officer)	March 13, 2012
Joseph D. Regan

/s/ STEPHEN M. WATERS	Chairman	March 13, 2012
Stephen M. Waters

/s/ HERBERT S. ALEXANDER	Director	March 13, 2012
Herbert S. Alexander

/s/ EUGENE S. COLANGELO	Director	March 13, 2012
Eugene S. Colangelo

/s/ LYNN THOMPSON HOFFMAN	Director	March 13, 2012
Lynn Thompson Hoffman

/s/ DEBORAH F. KUENSTNER	Director	March 13, 2012
Deborah F. Kuenstner

/s/ JOHN MORTON III	Director	March 13, 2012
John Morton III

/s/ WILLIAM J. SHEA	Director	March 13, 2012
William J. Shea

/s/ DR. ALLEN L. SINAI	Director	March 13, 2012
Dr. Allen L. Sinai